Form 10-K
period 2016-12-31
EAGLE BANCORP INC
filed 2017-03-01
CIK 1050441

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2016 was approximately $1.46 billion.

        As of February 24, 2017, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 34,111,954.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2017 are incorporated by reference in Part III hereof.

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

        Eagle Bancorp, Inc. (the "Company"), headquartered in Bethesda, Maryland, was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for EagleBank (the "Bank"). The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. The Company has one direct non-banking subsidiary, Eagle Commercial Ventures, LLC ("ECV"), which provides a limited amount of subordinated financing for the acquisition, development and construction of real estate projects.

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

        The Company has grown primarily through organic growth over its eighteen year history. Two acquisitions have been completed (one in 2008 and one in 2014). On August 31, 2008, the Company completed the acquisition of Fidelity & Trust Financial Corporation ("Fidelity") which increased loans and deposits by approximately $361 million and $385 million, respectively. The acquisition of Virginia Heritage Bank ("Virginia Heritage") completed on October 31, 2014, added approximately $800 million in loans, and $645 million in deposits. Refer to Notes 2 and 7 of the Notes to the Consolidated Financial Statements for additional disclosures regarding acquisitions and intangible assets established incident to mergers and acquisitions, respectively.

        Description of Services.    The Bank offers a full range of commercial banking services to its business and professional clients, as well as complete consumer banking services to individuals living or working in the service area. The Bank emphasizes providing commercial banking services to sole proprietorships, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the Bank's primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves. The Bank also offers online banking, mobile banking and a remote deposit service, which allows clients to facilitate and expedite deposit transactions through the use of electronic devices. A suite of Treasury Management services is also offered to business clients.

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

        The Bank maintains a loan portfolio consisting primarily of traditional business and real estate secured loans, with a substantial portion having variable and adjustable rates, and where the cash flow of the borrower/borrower's business is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years.

        The Bank's consumer loans portfolio is comprised generally of two loan types: (i) home equity lines of credit that are structured with an interest only draw period followed either by a balloon maturity or a fully amortized repayment schedule; and (ii) first lien residential mortgage loans, although the Bank's general practice is to sell conforming first trust loans on a servicing released basis to third party investors. In certain limited instances, residential mortgage first deed of trust loans are packaged along with a line of credit to the same borrower for sale in the secondary market by the Bank.

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

        The direct lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or the "Federal Reserve") and general economic conditions, nationally and in the Bank's primary market area, could have a significant impact on the Bank's and the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent the Bank makes fixed rate loans or variable rate loans with interest rate floors, general increases in interest rates may tend to reduce the Bank's spread as the interest rates the Bank pays for deposits may increase while interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans.

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

        The composition of the Company's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At December 31, 2016, owner occupied commercial real estate and construction—C&I (owner occupied) represent 14% of the loan portfolio. At December 31, 2016, non-owner occupied commercial real estate and real estate construction represented approximately 60% of the loan portfolio. The combined owner occupied and commercial real estate loans represent 74% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making commercial real estate loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment, and account receivable financing. This loan category represents approximately 21% of the Bank's loan portfolio at December 31, 2016 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of commercial loans. In originating SBA loans, the Bank assumes the risk of non-payment on the uninsured portion of the credit. The Bank generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

        Approximately 2% of the loan portfolio at December 31, 2016 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        Approximately 3% of the total loan portfolio consists of residential home mortgage loans. These credits represent first liens on residential property loans originated by the Bank. While the Bank's general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank's portfolio until they are resold to another investor at a later date or mature.

        Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank's level of capital. At January 31, 2017, the Bank had a legal lending limit of $154 million. At December 31, 2016, the average Commercial Real Estate (CRE) and Commercial and Industrial (C&I) loan balance outstanding was $2.5 million and $661 thousand, respectively. In accordance with internal lending policies, the Bank occasionally sells participations in its loans to other area banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients.

        From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, ECV, which under its operating agreement conducts lending only to real estate projects. Such loans may have higher risk characteristics than loans made by the Bank, such as lower priority security interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loan transactions carry a standard rate of current interest, but also earn additional interest based on a fixed rate or a percentage of the profits of the underlying project. Refer to the discussion under the caption "Noninterest Income" at page 49 and "Loan Portfolio" at page 53, for further information on the Company's and ECV's higher risk lending activities. At December 31, 2016, ECV had three outstanding loan transactions totaling $9.3 million.

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

        The Bank originates residential mortgage loans primarily as a correspondent lender. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its investors, it also employs the services of the investor to underwrite the loans. Because the loans are originated within investor guidelines and designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term or return profits made should the loan prepay within a short period. The potential default repurchase period varies by investor but can be up to approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. In certain instances, the Bank may provide equity loans (second position financing) in combination with residential first mortgage lending for purchase money and refinancing purposes.

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

        Loans are secured primarily by duly recorded first deeds of trust or mortgages. In some cases, the Bank may accept a recorded junior trust position. In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate satisfactory financial condition. Additionally, an equity contribution toward the project is required.

        The general terms and underwriting standards for each type of commercial real estate and construction loan are incorporated into the Bank's lending policies. These policies are analyzed periodically by management, and the policies are reviewed and re-approved annually by the Board. The Bank's loan policies and practices described in this report are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, by the appropriate officer or committee, in accordance with the Bank's loan policies. Policy standards are often stated in mandatory terms, such as "shall" or "must", but these provisions are subject to exceptions. Policy requires that loan value not exceed a percentage of "market value" or "fair value" based upon appraisals or evaluations obtained in the ordinary course of the Bank's underwriting practices.

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

        Commercial permanent loans are secured by improved real property, which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The debt service coverage ratio is ordinarily at least 1.15 to 1.0. As part of the underwriting process, debt service coverage ratios are stress tested assuming a 200 basis point increase in interest rates from their current levels.

        Commercial permanent loans are generally subject to re-pricing after 5 years and are underwritten with a term not greater than 10 years or the remaining useful life of the property, whichever is lower. The amortization term of such loans is generally a maximum of 25 years.

        Personal guarantees are generally received from the principals on commercial real estate loans, and only in instances where the loan-to-value is sufficiently low and the debt service coverage is sufficiently high is consideration given to either limiting or not requiring personal recourse.

        Updated appraisals for real estate secured loans are obtained as necessary and appropriate to borrower financial condition, project status, loan terms, and market conditions.

        The Company's loan portfolio includes loans made for real estate Acquisition, Development and Construction ("ADC") purposes, including both income producing and owner occupied projects. ADC loans amounted to $1.06 billion at December 31, 2016. The ADC loans containing loan funded interest reserves represent approximately 67% (by dollars) of the outstanding ADC loan portfolio at December 31, 2016. The decision to establish a loan funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

        The Company and Bank maintain portfolios of short term investments and investment securities consisting primarily of U.S. agency bonds and government sponsored enterprise mortgage backed securities, municipal bonds, and corporate bonds. The Bank also owns equity investments related to membership in the Federal Reserve System and the Federal Home Loan Bank of Atlanta ("FHLB"). The Bank's securities portfolio also consists of equity investments in the form of common stock of two local banking companies. These portfolios provide the following objectives: liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. agency securities and high grade municipal and corporate securities, including subordinated debentures of publicly traded banks. High risk investments and non-traditional investments are prohibited. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the Asset Liability Committee ("ALCO"), and mortgage backed pass through securities with average lives generally not to exceed eight years.

        The Company and Bank have formalized an asset and liability management process and have a standing ALCO consisting both of outside and inside directors and senior management. The ALCO operates under established policies and practices and a Committee Charter, which practices are updated and re-approved annually. A typical ALCO meeting includes discussion of current economic conditions and strategies, including interest rate trends and, the current balance sheet and earnings position, comparisons to budget, cash flow estimates, liquidity positions and funding alternatives as necessary, interest rate risk position (quarterly), including derivative positions, capital positions of the Company and Bank, reviews (including independent reviews) of the investment portfolio of the Bank and the Company, and the approval of investment transactions. Additionally, monthly ALCO meetings may include reports and analysis of outside firms to enhance the Committee's knowledge and understanding of various financial matters.

        The development of the Company's customer base has benefited from the extensive business and personal contacts of its directors and executive officers. Full relationships have been fostered including deposit balances, loan balances and non interest revenue sources. The Bank has placed enhanced reliance on proactively designed officer calling programs and lender teams, active participation in business organizations, and enhanced referral programs.

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

MARKET AREA AND COMPETITION

        The primary service area of the Bank is the Washington, D.C. metropolitan area. With a population of nearly 6.2 million, the region is the 5th largest market in the U.S. Total employment in the region is approximately 2,685,000. The region has one of the highest total job creation records of any market in the country with reported new job creation of more than 322,600 jobs since 2006 and 67,000 new jobs created in 2016. The Washington, D.C. metropolitan area contains a substantial federal workforce, as well as a variety of support industries that employ professionals such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, and consultants. The Gross Regional Product ("GRP") for the metropolitan area in 2015 was reported at $491 billion. Of this amount, approximately $147 billion or 30% is associated with spending by the government. Other significant sectors include professional and business services, education, health, leisure and hospitality. The region also has a very active non-profit sector including trade associations, colleges, universities and major hospitals. Transportation congestion and federal government spending levels remain threats to future economic development and the quality of life in the area.

        Montgomery County, Maryland, with a total population estimated at 1,040,116 as of July 2015 and occupying an area of about 500 square miles, borders Washington, D.C. to the north and is roughly 30 miles southwest of Baltimore. Montgomery County represents a diverse and healthy segment of Maryland's economy. Montgomery County is a thriving business center and is Maryland's most populous jurisdiction. Population in the county is expected to grow 6.7% between 2016 and 2025. While the state of Maryland boasts a demographic profile superior to the U.S. economy at large, the economy in and around Montgomery County is among the best in Maryland. The number of jobs in Montgomery County has been relatively stable in the recent past with the public sector contributing about 20% of the employment. The unemployment rate in Montgomery County is among the lowest in the state at 2.8% as of December 2016. A highly educated population has contributed to favorable median household income of $99,435 with the number of households totaling 365,235. According to the U.S. census update, approximately 58% of the County's residents in 2015 hold college or advanced degrees, placing the population of Montgomery County among the most educated in the nation. The area boasts a diverse business climate of over 32,000 businesses with over 375,000 private sector jobs in addition to a strong federal government presence. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector, and legal, financial services, health care, and professional services sectors. Major private employers include Adventist Healthcare, Lockheed Martin, Giant Food, and Marriott International. The county is also an incubator for firms engaged in biotechnology and the area has traditionally attracted significant amounts of venture capital. Montgomery County is home to many major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes of Health, National Oceanic and Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission, the Food and Drug Administration and the Walter Reed National Military Medical Center in Bethesda.

        Prince George's County, Maryland, covering just less than 500 square miles, has a total estimated population of 909,535 as of July 2015 and is located just east of the Washington, D.C. The county supports 305,610 households as of 2015 with median incomes of $74,260. The unemployment rate in the county was 3.9% as of December 2016. Prince George's County continues to promote a business friendly environment and is home to major employers such as the University of Maryland, Joint Base Andrews Naval Air Facility Washington, U.S Internal Revenue Service and United Parcel Service.

        The District of Columbia, in addition to being the seat of the federal government, is a vibrant city with a well- educated, diverse population. According to survey data from the latest U.S. Census, the estimated July 2015 population of the District of Columbia is approximately 672,228, up from 601,767 in 2010. Median household income, at $70,848 as of 2015, is above the national median level of $53,889. The growth of residents in the city is due partially to improvements in the city's services and to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. As of July 2015, the housing market has grown to 309,574 units. While the federal government and its employees are a major factor in the economy, over 100 million square feet of commercial office space support a dynamic business community of more than 22,000 companies. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. Unemployment has decreased with the rate for December 2016 at 5.8%, which is down from 6.6% in December 2015. The disparity between the higher level of unemployment among District of Columbia residents and the strong employment trends reflects the high level of jobs in the District held by residents of the surrounding suburban jurisdictions. The District of Columbia has a well-educated and highly paid work force. The federal government accounts for approximately 27% of the employment and private firms provide an additional 68% with local and state government making up the other 5%. Other large employers include the many local universities and hospitals. Another significant factor in the economy is the leisure and hospitality industry, as Washington, D.C. remains a popular tourist destination for both national and international travelers.

        As a result of the October 31, 2014 merger with Virginia Heritage Bank (the "Merger"), the Bank substantially increased its market presence in Northern Virginia. Fairfax County, Virginia which is just across the Potomac River and west from Washington, D.C. is a large, affluent jurisdiction with an estimated population of 1,166,247 as of July 2015 including Fairfax City. This county covers about 395 square miles. Fairfax County is one of the leading technology centers in the United States. Eight Fortune 500 companies are headquartered in the county and 31 of the largest 100 technology federal contractors in the Washington D.C. metropolitan area are located in Fairfax County. The county has over 116.4 million square feet of office space and is one of the largest suburban office markets in the United States. It is a thriving residential as well as business center with 400,822 households. The county is among the most affluent in the country with average annual household income of $112,552 per annum as of 2015. Total employment was over 603 thousand as of June 2016. Major companies headquartered in the county, which are also major employers, include Capital One Financial, CSC, Gannett, General Dynamics, Hilton Hotels, Leidos, Sallie Mae, and Inova Health Systems. The county is also home to several federal entities including the CIA, Fort Belvoir and a major facility of the Smithsonian Institution.

        Arlington County, Virginia, has an estimated population of over 229,000 as of July 2015. The county is made up of 26 square miles and is situated just west of Washington, D.C., directly across the Potomac River. There are approximately 98,441 households with an estimated median household income of $105,763 as of July 2015. There were 173,971 employees as of June 2016, working predominantly in or in support of the public sector. Significant private sector employers include Deloitte, Lockheed Martin Corporation, Virginia Hospital Center and Marriott International, Inc. The unemployment rate was just 2.5% as of December 2016. This is the lowest unemployment rate in the state of Virginia and compares very favorably to the U.S. rate of 4.8%. The population is highly educated, with about 73% of residents over 25 years of age holding at least a bachelor's degree as of 2015.

        Alexandria, Virginia is a city with an estimated population of 153,511 as of July 2015. The city is made up of just over 15 square miles and sits on the west bank of the Potomac River just south of Arlington, Virginia. There are approximately 66,879 households with an estimated median household income of $89,134 as of July 2015. The employment base was approximately 96,200 employees as of December 2016, with 77% working in the private sector and 23% working in government roles. Alexandria has almost 4,700 employer establishments, located in the more than 22 million square feet of office space existing in the city as of December 2016. The unemployment rate was just 2.8% as of December 2016. The population is highly educated, with over 61.4% of residents over 25 years of age holding at least a bachelor's degree as of 2015.

        Loudoun County, Virginia covers about 520 square miles of land 25 miles northwest of Washington, D.C. and boasts a population of 375,629 as of July 2015. Median income is $123,453 which is more than twice the national median household income of $53,889. The unemployment rate in the county was 3.0% as of December 2016. The Virginia Employment Commission expects to see employment growth of 1.2% annual through 2024. The major private employers in the county include United Airlines, Inc., Raytheon Company, Orbital Sciences Corporation, Loudoun Hospital Center and Swissport U.S.A., Inc. The county is also home to public sector employees such as the Loudoun County Schools, County of Loudoun, U.S. Department of Homeland Defense and the Postal Service.

        Throughout the Washington, D.C. metropolitan area, competition is keen from large banking institutions headquartered outside of the area. Although some consolidation has occurred in the market in the past few years, the Bank continues to compete with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and make larger technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions headquartered out-of-state allows for higher lending limits than the Bank, although the Bank's current lending limit is quite favorable and able to accommodate the credit needs of most businesses in the Washington D.C. metropolitan area, which distinguishes it from most community banks in the market area. Some of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent lesser regulation in the case of mortgage companies and finance companies, although this regulatory oversight has undergone dramatic change. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted in July 2010, regulation of all financial firms has been heightened. Under current law, unlimited interstate de novo branching is available to all state and federally chartered banks. As a result, institutions, which previously were ineligible to establish de novo branches in the Bank's market area, may elect to do so.

EMPLOYEES

        At December 31, 2016 the Bank employed 469 persons on a full time basis (seven of whom are executive officers of the Bank), which compares to 434 employees at December 31, 2015. None of the Bank's employees are represented by any collective bargaining group and the Bank believes that its employee relations are good. At December 31, 2016, the Bank provided a benefit program, which included health and dental insurance, a 401(k) plan, life and short and long-term disability insurance. During 2016, the Bank provided company paid fitness facilities in various locations. Additionally, the Company maintains an employee stock purchase plan and a stock-based compensation plan for employees of the Bank who meet certain eligibility requirements. A performance-based stock compensation plan is also maintained for executive officers meeting certain requirements. More recently, expanded training programs and leadership development approaches have been put in place.

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

        The federal banking agencies adopted a final rulemaking in July 2013 (the "Basel III Rule") to implement Basel III under regulations substantially consistent with the above. The Basel III Rule also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of additional other comprehensive income ("AOCI," which primarily consists of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rule to that institution. The Company opted-out of this requirement and, as such, does not include AOCI in its regulatory capital calculation. The Basel III Rule also requires a 4% minimum leverage ratio, and a 5% leverage ratio to be considered well capitalized.

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

        The Basel III Rule became applicable to the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. During 2015, the Company and Bank elected to exclude AOCI in calculating regulatory capital as permitted under the Basel III Rule. Basel III subjects the higher risk loans made by ECV to higher risk weightings, and as such these loans require additional capital, or substantial restructuring in order to avoid such higher risk weights. The Company's $70 million of subordinated notes due 2024 and $150.0 million of subordinated notes due 2026 qualify for Tier 2 capital treatment under the Basel III Rule. Overall, the Company believes that implementation of the Basel III Rule will not have a material adverse effect on the Company's or the Bank's capital ratios, earnings, shareholder's equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

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

        Recent administration and congressional actions suggest that certain provisions of the Dodd-Frank Act may be repealed or limited so as to minimize the burden of overall banking regulations, with emphasis on reduced regulatory burden for community banks but there can be no assurance as to the timing or impact or any such change on the Company, or whether any such changes will be enacted or implemented.

        Consumer Financial Protection Bureau.    The Dodd-Frank Act created the CFPB, a new, independent federal agency within the Federal Reserve System having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

        The CFPB has proposed or issued a number of important rules affecting a wide range of consumer financial products. Many of these rules took effect in January 2014 or October 2015. The changes resulting from the Dodd-Frank Act and CFPB rulemakings may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require us to change our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

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

        FDIC Insurance Premiums.    The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Through the second quarter of 2016, four risk categories (I-IV), each subject to different premium rates, ranging from a low of 2.5 basis points up to 45 basis points, were established based upon an institution's status as well capitalized, adequately capitalized or undercapitalized, and the institution's supervisory rating. An insured institution was required to pay deposit insurance premiums on its assessment base in accordance with its risk category. In general, a bank's assessment base is determined by subtracting the bank's tangible equity and certain allowable deductions from its consolidated average assets. There were three adjustments that could be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount.

        Under a final rule adopted in April 2016, effective for third quarter of 2016, the risk based system was amended for banks with less than $10.0 billion in assets that have been FDIC-insured for at least five years. The final rule replaces the four risk categories for determining such a bank's assessment rate with a financial ratios method based on a statistical model estimating the bank's probability of failure over three years utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The final rule also eliminates the brokered deposit downward adjustment factor for such banks' assessment rates, providing a new brokered deposit ratio applicable to all small banks, whereby brokered deposits in excess of 10% of total assets (inclusive of reciprocal deposits if a bank is not well capitalized or has a composite supervisory rating other than a 1 or 2) as a result of which assessment rates may be increased for banks which experience rapid growth; lowers the range of assessment rates authorized to 1.5 basis points for an institution posing the least risk, to 40 basis points for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more. Banks with over $10.0 billion in assets are required to pay a surcharge of 4.5 basis points on their assessment basis, subject to certain adjustments. The FDIC may also impose special assessments from time to time.

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

        In addition, the stock market in general has experienced price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results. We expect that the market price of our common stock will continue to fluctuate and there can be no assurances about the levels of the market prices for our common stock.

         Trading in our common stock has been moderate. As a result, shareholders may not be able to quickly and easily sell their common stock, particularly in large quantities.

        Although our common stock is listed for trading on NASDAQ and a number of brokers offer to make a market in our common stock on a regular basis, trading volume to date has been moderate, averaging approximately 119,208 shares per trading day for 2016 and 117,779 shares per the last 90 trading days through February 24, 2017. There can be no assurance that a more active and liquid market for our common stock will develop or can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares of our common stock at the prevailing market price.

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

         We may issue additional equity securities, or engage in other transactions, which could affect the priority of our common stock, which may adversely affect the market price of our common stock.

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

        We have grown rapidly in the past several years, through acquisition and through organic growth. We intend to seek further growth in the level of our assets and deposits and selectively in the number of our branches, both within our existing footprint and possibly to expand our footprint in the Northern Virginia suburbs, although no additional branches are currently anticipated in 2017. We cannot provide any assurance that we will continue to be able to maintain our rate of growth at acceptable risk levels and upon acceptable terms, while managing the costs and implementation risks associated with its growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability, or that it would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect our results of operations, financial condition and stock price.

         Our directors and executive officers currently own approximately 8.00% of our outstanding shares of common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of the Company. The results of the vote may be contrary to the desires or interests of the public shareholders.

        Our directors and executive officers and their affiliates currently own approximately 8.00% of our outstanding shares of common stock, excluding shares, which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.

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

        The Company and the Bank are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by some softness in the real estate market and constrained financial markets, highlighted by historically low market interest rates. While conditions have improved since the depths of the financial crisis, should declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment re-emerge, such events could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses. The Company may also face the following risks in connection with these events:

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

  •
  The methodologies we use to establish our allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation; and

  •
  Compliance with regulations of the banking industry may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

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

        From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that the Company: (i) calculate the allowance for loan losses on the basis of the current expected credit losses over the lifetime of its loans, which is expected to be applicable to the Company beginning in 2020, and may result in increases in the Company's allowance for loan losses and future provisions for loan losses; and (ii) record the value of and liabilities relating to operating leases on the Bank's balance sheet, which is expected to be applicable beginning in 2019. These changes could adversely affect the Company's and Bank's capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics.

        Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the Company's results of operation, financial condition and stock price.

        Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company's ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Any failure to maintain effective controls or to timely implement any necessary improvement of the Company's internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company's reputation, or cause investors to lose confidence in the Company's reported financial information, all of which could have a material adverse effect on the Company's results of operation, financial condition and stock price.

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

        Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels. Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which constituted 31% of our total deposits at December 31, 2016. If we are unable to increase customer deposits in an amount sufficient to fund loan growth, we may be required to rely on other, potentially more expensive, sources of liquidity, such as FHLB borrowings, brokered deposits and repurchase agreements, to fund loan growth, which could adversely affect our earnings, or reduce our rate of growth, which could adversely effect our earnings and stock price.

        We also have a significant amount of deposits, which are in excess of the maximum FDIC insurance coverage limits. At any time, customers who have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder, or "too big to fail" or could elect to use other non-deposit funding products, such as repurchase agreements, that would require the Bank to pay higher interest and to provide securities as collateral for the Bank's repurchase obligation. At December 31, 2016, the Bank had approximately $2.21 billion of deposits that would be uninsured deposits, or 39% of our total deposits.

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

        A substantial portion of our loans are secured by real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2016, 84% of our loans were secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $1.06 billion, or 18% of portfolio loans, were land, land development, and construction loans. An additional $1.20 billion, or 21% of portfolio loans, were commercial and industrial loans, which are generally not secured by real estate. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and, as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

        Commercial, commercial real estate and construction loans tend to have larger balances than single family mortgages loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate and construction loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, an increase in loan charge-offs, and/or an increase in operating expenses which could have an adverse impact on our results of operations and financial condition.

        Additionally, through ECV, we provide a limited amount of subordinated financing for the acquisition, development and construction of real estate projects, the primary financing for which may be provided by the Bank. These subordinated financings and the business of ECV will generally entail a higher risk profile (including lower lien priority and higher loan to value ratios) than loans made by the Bank. A portion of the amount, which the Company expects to receive for such loans, may be payments based on the success, sale or completion of the underlying project, and as such the income of the Company may be more volatile from period to period, based on the status of such projects.

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

        In 2016, the Bank originated $858 million and sold $853 million of residential mortgage loans to investors, as compared to $911 million originated and $907 million sold to investors in 2015. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the traditional mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors we cannot be certain that we will be able to continue to maintain or increase the volume or percentage of revenue or net income produced by the residential mortgage business.

         Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale by our Residential Lending department.

        The Bank originates residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards including fraud, negligence, material misstatement in the loan documents or non-compliance with applicable law. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term or return profits made should the loan prepay within a short period. The potential mortgagor early default repurchase period is up to approximately twelve months after sale of the loan to the investor. The recourse period for fraud, material misstatement, breach of representations and warranties, non-compliance with law, or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. Our experience to date has been minimal in the case of loan repurchases due to default, fraud, breach of representations, material misstatement, or legal non-compliance. Should repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact our share price.

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

        We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2016, our cumulative net asset sensitive twelve month gap position was +16% of total assets, which includes variable and adjustable rate loans currently at their floor rates. As such, we expect modest increases of approximately 2.2% and 2.3%, respectively, in projected net interest income and net income over a twelve month period resulting from a 100 basis point increase in rates, as loans currently at floor rates which are above the calculated contractual rate do not adjust upon a rate increase, and our residential mortgage origination and sale volume could decline as interest rates increase. The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.

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

        The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The Company and Bank are regulated and supervised by the Maryland Department of Financial Regulation, the Federal Reserve Board and the FDIC. The Bank is also subject to regulations promulgated by the CFPB. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, some or all of which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

         New or changed legislation or regulation and regulatory initiatives could subject us to increased regulation, increase our costs of doing business and adversely affect us.

        Changes in federal and state legislation and regulation may affect our operations. New and modified regulation, such as the Dodd-Frank Act and Basel III, may have unforeseen or unintended consequences on our industry. The Dodd-Frank Act implemented significant changes to the U.S. financial system, including new regulatory agencies (such as the FSOC to oversee systemic risk and the CFPB to develop and enforce rules for consumer financial products), changes in retail banking regulations, and changes to deposit insurance assessments. Additionally, the Basel III Rule has revised risk-based and leverage capital requirements and also limits capital distributions and certain discretionary bonuses if a banking organization does not hold a "capital conservation buffer." This additional regulation increases our compliance costs and may otherwise adversely affects our operations. The potential also exists for additional federal or state laws or regulations, or changes in policy or interpretations, affecting many of our operations, including capital levels, lending and funding practices, insurance assessments, and liquidity standards. The effect of any such changes and their interpretation and application by regulatory authorities cannot be predicted, may increase the Company's cost of doing business and otherwise affect our operations, may significantly affect the markets in which the Company does business, and could have a material adverse effect on the Company.

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

        While the full impact of the Dodd-Frank Act and the CFPB rulemakings cannot be assessed until all implementing regulations are released, become effective and are interpreted by regulators and the courts, the Dodd-Frank Act's extensive requirements have had to date a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our financial condition and results of operations. Recent administration and congressional actions suggest that certain provisions of the Dodd-Frank Act may be repealed or limited so as to minimize the burden of overall banking regulations, with emphasis on reduced regulatory burden for community banks. but there can be no assurance as to the timing or impact or any such change on the Company, or whether any such changes will be enacted or implemented. The CFPB's continued rule making is likely to result in increased compliance costs and fees, along with possible restrictions on our operations, any of which may have a material adverse effect on our operating results and financial condition.

         Our customers and businesses in the Washington, D.C. metropolitan area in general, may be adversely impacted as a result of changes in government spending.

        The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. While the Company does not have a significant level of loans to federal government contractors or their subcontractors, the impact of a decline in federal government spending, a reallocation of government spending to different industries or different areas of the country, or a delay in payments to such contractors, could have a ripple effect. Temporary layoffs, staffing freezes, salary reductions or furloughs of government employees or government contractors could have adverse impacts on other businesses in the Company's market and the general economy of the greater Washington, D.C. metropolitan area, and may indirectly lead to a loss of revenues by the Company's customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses. Accordingly, such potential federal government activities could lead to increases in past due loans, nonperforming loans, loan loss reserves, and charge-offs, and a decline in liquidity.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

        All properties out of which the Company operates are leased properties. As of December 31, 2016, the Company and its subsidiaries operated out of 29 leased facilities; 21 of which are leased for branch offices in the Washington, D.C. metropolitan area: seven in Montgomery County, Maryland; nine located in Northern Virginia; and five in the District of Columbia.

Maryland Branch Locations:

Bethesda
7815 Woodmont Avenue
Bethesda, Maryland 20814
Chevy Chase
5480 Wisconsin Avenue
Chevy Chase, Maryland 20815
Park Potomac
12505 Park Potomac Avenue
Potomac, Maryland 20854
Rockville
110 North Washington Street
Rockville, Maryland 20850
Rollins Avenue
130 Rollins Avenue
Rockville, Maryland 20852
Shady Grove
9600 Blackwell Road
Rockville, Maryland 20850
Silver Spring
8665-B Georgia Avenue
Silver Spring, Maryland 20910
Virginia Branch Locations:

Ballston
4420 N. Fairfax Drive
Arlington, Virginia 22203
Chantilly
13986 Metrotech Drive
Chantilly, Virginia 20151
Dulles Town Center
45745 Nokes Boulevard
Sterling, Virginia 20166
Fairfax
11166 Fairfax Boulevard
Fairfax, Virginia 22030
Merrifield
2905 District Avenue
Fairfax, Virginia 22201
Old Town Alexandria
277 S. Washington Street
Alexandria, Virginia 22314
Reston
12011 Sunset Hills Road
Reston, Virginia 20190
Rosslyn
1919 N. Lynn Street
Arlington, Virginia 22209
Tysons Corner
8245 Boone Boulevard
Tysons Corner, Virginia 22182

Washington, D.C. Branch Locations:
Dupont Circle 1228 Connecticut Avenue, NW Washington, D.C. 20036	K Street 2001 K Street, NW, Washington, D.C. 20006
Gallery Place 700 7th Street, NW Washington, D.C. 20001	McPherson Square 1425 K Street, NW Washington, D.C. 20005
Georgetown 3143 N Street, NW Washington, D.C. 20007

Corporate Offices and Commercial Lending Centers:

Executive Offices and Commercial Lending Center
7830 Old Georgetown Road
Bethesda, Maryland 20814
Tysons Corner Corporate Offices
Commercial Lending Center
8245 Boone Boulevard, Suite 820
Tysons Corner, Virginia 22182
K Street Corporate / Commercial Lending Center
Commercial Deposit Operations Center
2001 K Street, NW, Suite 150
Washington, D.C. 20006

Residential Real Estate Lending:

Residential Lending Center
6010 Executive Boulevard, Suite 300
Rockville, Maryland 20852
Reston Office
Residential Lending Center
12011 Sunset Hills Road
Reston, Virginia 20190
Tysons Office
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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY

        Market for Common Stock.    The Company's common stock is listed for trading on the NASDAQ Capital Market under the symbol "EGBN." Over the twelve month period ended December 31, 2016, the average daily trading volume amounted to approximately 119,208 shares, a decrease from approximately 128,583 shares over the twelve month period ended December 31, 2015. No assurance can be given that a more active trading market will develop or can be maintained. The following table sets forth the high and low sale prices for the common stock during each calendar quarter during the last two fiscal years. No cash dividends for common shareholders were declared during such periods. As of February 24, 2017, there were 34,111,954 shares of common stock outstanding, held by approximately 868 shareholders of record. Based on the most recent mailings, the Company believes beneficial shareholders number approximately 14,127.

	2016		2015
Quarter	High	Low	High	Low
First	$51.10	$43.75	$38.98	$31.78
Second	$52.25	$44.55	$45.46	$35.51
Third	$53.00	$46.00	$47.03	$39.28
Fourth	$64.95	$47.20	$55.56	$43.97

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

        Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2016 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

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

        Issuer Repurchase of Common Stock.    No shares of the Company's common stock were repurchased by or on behalf of the Company during 2016 or 2015.

        See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for "Securities Authorized for Issuance Under Equity Compensation Plans."

        Stock Price Performance.    The following table compares the cumulative total return on a hypothetical investment of $100 in the Company's common stock on December 31, 2011 through December 31, 2016, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies), the NASDAQ Bank Index, and the KBW Regional Banking Index for the comparable period, including reinvestment of dividends. During 2017, the Company will replace the NASDAQ Bank index in the performance graph below with the KBW Regional Banking Index because our data provider will no longer provide NASDAQ Bank index data to its clients. The NASDAQ Bank index includes a broad range of financial services companies listed on the Nasdaq Stock Market, while the KBW Regional Banking Index seeks to reflect the performance of publicly traded companies that do business as regional banks or thrifts listed on all U.S. stock markets.

Eagle Bancorp, Inc.

Total Return Performance

Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Eagle Bancorp, Inc.	100.00	137.35	231.73	268.72	381.82	461.11
Nasdaq Bank	100.00	118.69	168.21	176.48	192.08	265.02
Nasdaq Composite	100.00	117.45	164.57	188.84	201.98	219.89
KBW Nasdaq Regional Banking	100.00	113.25	166.31	170.34	180.41	250.80

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

	Years Ended December 31,
(dollars in thousands except per share data)	2016	2015	2014	2013	2012
Balance Sheets—Period End
Securities	$538,108	$504,772	$404,903	$389,405	$310,514
Loans held for sale	51,629	47,492	44,317	42,030	226,923
Loans	5,677,893	4,998,368	4,312,399	2,945,158	2,493,095
Allowance for credit losses	(59,074)	52,687	46,075	40,921	37,492
Intangible assets, net	107,419	108,542	109,908	3,510	3,785
Total assets	6,890,096	6,075,577	5,246,684	3,771,503	3,409,441
Deposits	5,716,114	5,158,444	4,310,768	3,225,414	2,897,222
Borrowings	285,390	141,284	279,224	119,771	140,638
Total liabilities	6,047,297	5,336,976	4,625,925	3,377,640	3,059,465
Preferred shareholders' equity	—	—	71,900	56,600	56,600
Common shareholders' equity	842,799	738,601	548,859	337,263	293,376
Total shareholders' equity	842,799	738,601	620,759	393,863	349,976
Tangible common equity(1)	735,380	630,059	438,951	333,753	289,591
Statements of Operations
Interest income	$285,805	$253,180	$191,573	$157,294	$141,943
Interest expense	27,640	19,238	13,095	12,504	14,414
Provision for credit losses	11,331	14,638	10,879	9,602	16,190
Noninterest income	27,284	26,628	18,345	24,716	21,364
Noninterest expense(2)	115,016	110,716	99,728	84,579	76,531
Income before taxes	159,102	135,216	86,216	75,325	56,172
Income tax expense	61,395	51,049	31,958	28,318	20,883
Net income(2)	97,707	84,167	54,258	47,007	35,289
Preferred dividends	—	601	614	566	566
Net income available to common shareholders(2)	97,707	83,566	53,644	46,441	34,723
Total Revenue	285,449	260,570	196,823	169,506	148,893

	Years Ended December 31,
(dollars in thousands except per share data)	2016	2015	2014	2013	2012
Per Common Share Data(3)
Net income, basic(2)	$2.91	$2.54	$2.01	$1.81	$1.50
Net income, diluted(2)	2.86	2.50	1.95	1.76	1.46
Book value	24.77	22.07	18.21	13.03	11.62
Tangible book value(4)	21.61	18.83	14.56	12.89	11.47
Common shares outstanding	34,023,850	33,467,893	30,139,396	25,885,863	25,250,378
Weighted average common shares outstanding, basic	33,587,254	32,836,449	26,683,759	25,726,062	23,135,886
Weighted average common shares outstanding, diluted	34,181,616	33,479,592	27,550,978	26,358,611	23,743,815
Ratios
Net interest margin	4.16%	4.33%	4.44%	4.30%	4.32%
Efficiency ratio(2)(5)	40.29%	42.49%	50.67%	49.90%	51.40%
Return on average assets(2)	1.52%	1.49%	1.31%	1.37%	1.18%
Return on average common equity(2)	12.27%	12.32%	13.50%	14.60%	14.14%
CET1 capital (to risk weighted assets)(6)	10.80%	10.68%	—	—	—
Total capital (to risk weighted assets)	14.89%	12.75%	12.97%	13.01%	12.20%
Tier 1 capital (to risk weighted assets)	10.80%	10.68%	10.39%	11.53%	10.80%
Tier 1 capital (to average assets)	10.72%	10.90%	10.69%	10.93%	10.44%
Tangible common equity ratio	10.84%	10.56%	8.54%	8.86%	8.50%
Asset Quality
Nonperforming assets and loans 90+ past due	$20,569	$19,091	$35,667	$33,927	$35,983
Nonperforming assets and loans 90+ past due to total assets	0.30%	0.31%	0.68%	0.90%	1.06%
Nonperforming loans to total loans	0.31%	0.26%	0.52%	0.84%	1.23%
Allowance for credit losses to loans	1.04%	1.05%	1.07%	1.39%	1.50%
Allowance for credit losses to nonperforming loans	330.49%	397.95%	205.30%	165.66%	122.19%
Net charge-offs	$4,945	$8,026	$5,724	$6,173	$8,351
Net charge-offs to average loans	0.09%	0.17%	0.17%	0.23%	0.37%

(1)
Tangible common equity, a non-GAAP financial measure, is defined as total common shareholders' equity reduced by goodwill and other intangible assets.

(2)
The reported figure includes the effect of $4.7 million of merger related expenses ($3.5 million net of tax) for the year ended December 31, 2014. As the magnitude of the merger expenses distorts the operational results of the Company, we present in the GAAP reconciliation below and in Management's Discussion and Analysis of Financial Condition and Results of Operations certain performance ratios excluding the effect of the merger expenses during the year ended December 31, 2014. We believe this information is important to enable shareholders and other interested parties to assess the core operational performance of the Company.

(3)
Presented giving retroactive effect to the 10% stock dividend paid on the common stock on June 14, 2013.

(4)
Tangible book value per common share, a non-GAAP financial measure, is defined as tangible common shareholders' equity divided by total common shares outstanding.

(5)
Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(6)
Not applicable to fiscal years prior to 2015.

	Years Ended December 31,
Non-GAAP Reconciliation (Unaudited) (dollars in thousands except per share data)	2016	2015	2014	2013	2012
Common shareholders' equity	$842,799	$738,601	$548,859	$337,263	$293,376
Less: Intangible assets	(107,419)	(108,542)	(109,908)	(3,510)	(3,785)

Tangible common equity	$735,380	$630,059	$438,951	$333,753	$289,591

Book value per common share	$24.77	$22.07	$18.21	$13.03	$11.62
Less: Intangible book value per common share	(3.16)	(3.24)	(3.65)	(0.14)	(0.15)

Tangible book value per common share	$21.61	$18.83	$14.56	$12.89	$11.47

Non-GAAP Reconciliation (Unaudited) (dollars in thousands except per share data)	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015
Common shareholders' equity	$842,799	$738,601
Less: Intangible assets	(107,419)	(108,542)

Tangible common equity	$735,380	$630,059

Book value per common share	$24.77	$22.07
Less: Intangible book value per common share	(3.16)	(3.24)

Tangible book value per common share	$21.61	$18.83

Total assets	$6,890,096	$6,075,577
Less: Intangible assets	(107,419)	(108,542)

Tangible assets	$6,782,677	$5,967,035

Tangible common equity ratio	10.84%	10.56%

GAAP Reconciliation (Unaudited) (dollars in thousands except per share data)	Twelve Months Ended December 31, 2014
Net income	$54,258
Adjustments to net income
Merger-related expenses, net of tax	3,472

Operating net income	$57,730

Net income available to common shareholders	$53,644
Adjustments to net income available to common shareholders
Merger-related expenses, net of tax	3,472

Operating earnings	$57,116

Earnings per weighted average common share, basic	$2.01
Adjustments to earnings per weighted average common share, basic
Merger-related expenses, net of tax	0.13

Operating earnings per weighted average common share, basic	$2.14

Earnings per weighted average common share, diluted	$1.95
Adjustments to earnings per weighted average common share, diluted
Merger-related expenses, net of tax	0.13

Operating earnings per weighted average common share, diluted	$2.08

Summary Operating Results:
Noninterest expense	$99,728
Merger-related expenses	4,699

Adjusted noninterest expense	$95,029

Adjusted efficiency ratio	48.28%
Adjusted noninterest expense as a % of average assets	2.30%
Return on average assets
Net income	$54,258
Adjustments to net income
Merger-related expenses, net of tax	3,472

Operating net income	$57,730

Adjusted return on average assets	1.40%
Return on average common equity
Net income available to common shareholders	$53,644
Adjustments to net income available to common shareholders
Merger-related expenses, net of tax	3,472

Operating earnings	$57,116

Adjusted return on average common equity	14.38%

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

GENERAL

        The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating eighteen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company's primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twenty one branch offices, including nine in Northern Virginia, seven in Montgomery County, Maryland, and five in Washington, D.C.

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

        Throughout 2016, economic conditions in the U.S. economy experienced continued slow recovery with growth for the year still coming in below expectations. As 2016 began, expectations were high that the Federal Reserve Board would begin moving short-term interest rates higher but that move did not occur until the final meeting in December. Actual GDP growth for 2016 in the U.S. was below expectations, with the final quarter of 2016 registering just 1.9% growth. Worldwide GDP growth continued to be generally weak due to sluggish growth in advanced economies, low commodity prices, weak global trade, and weakening capital flows. The U.S. official unemployment rate declined to 4.7% by year-end 2016. However, job growth, which occurred monthly, was impacted significantly by lower paying jobs, more part-time employment and a lower job participation level. Wage growth did begin to pick up towards the end of the year. The lack of solid full time job growth and stagnant wages for most of the year weighed heavily on Federal Reserve Board monetary policy, which maintained short-term interest rates at a target between 25 and 50 basis points until its December 2016 meeting, when the federal funds target interest rate was increased by 25 basis points, the only rate hike by the Federal Reserve's Open Market Committee ("FOMC") in 2016.

        Longer-term U.S. interest rates averaged lower in 2016, with the ten year U.S. Treasury rate averaging 1.83% in 2016 versus 2.14% in 2015. The yield curve flattened (two year versus ten year U.S. Treasury rates) during 2016 as inflationary pressures remained soft for most of the year and the prospect of the FOMC raising short term rates increased, which did not happen until late in 2016. Lower long-term interest rates were a function of both a flight to quality in U.S. Treasury securities, as persistent weaknesses continued in European Central Bank ("ECB") economies generally, along with geopolitical risks, combined with low inflation levels, most notably energy prices. Energy prices (oil and natural gas) continued to be at the center of the more impactful economic factors in 2016 as lower prices persisted given the oversupply caused by enhanced production in the U.S. and worldwide. The good news was lower U.S. consumer gasoline prices. The bad news was significant stress on the U.S. energy sector's jobs and financial position and results.

        As the ten year U.S. Treasury rate remained in a range of 1.50%-2.00% for most of 2016, the volume of residential mortgage lending was generally favorable throughout the year. Overall, real estate values were stable to increasing in 2016 as interest rates remained low and job growth and personal income levels rose modestly. Political gridlock continued in Washington, D.C. over concerns of public debt and deficits, tax policy and spending levels, although the presidential election late in the year resulted in the hopeful expectation that some of these issues would be addressed more directly moving forward. Uncertainty concerning public policy kept private investment weak throughout 2016 and drove average liquidity in the overall economy to remain high.

        The Company's primary market, the Washington, D.C. metropolitan area, has been relatively less impacted by recessionary forces than other parts of the country, due to good growth in the private sector along with increased government spending throughout 2016. Private sector growth was attributable in part to a diverse economy including a large healthcare component, substantial business services, and a highly educated work force.

        During 2016, the Company enhanced its marketplace positioning by remaining proactive in growing client relationships. The Company has had the financial resources to meet, and has remained committed to meeting, the credit needs of its community, resulting in substantial growth in the Bank's loan portfolio during 2016. Furthermore, the Company's capital position was enhanced in 2016 by very strong and consistent earnings and a successful subordinated debt offering in July 2016. The Company believes its strategy of remaining growth-oriented, retaining talented staff and maintaining focus on seeking quality lending and deposit relationships has proven successful and is evidenced in its financial and performance ratios. Additionally, the Company believes such focus and strategy of relationship building has fostered future growth opportunities, as the Company's reputation in the marketplace has continued to grow. At December 31, 2016, the Company had total assets of approximately $6.89 billion, total loans of $5.68 billion, total deposits of $5.72 billion and twenty one branches in the Washington, D.C. metropolitan area.

        Operating in the more competitive economic environment of 2016, the Bank was able to produce solid growth in both deposits and loans. Additionally, the Bank was able to grow its net interest spread earnings substantially, maintain an above average net interest margin, retain a strong position regarding asset quality, and generate enhanced operating leverage due to its seasoned and professional staff. The Company increased its net income in each quarter of 2016, continuing a trend of consecutive quarterly increases dating to the first quarter of 2009.

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

  Investment Securities

        The fair values and the information used to record valuation adjustments for investment securities available-for-sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company's investment portfolio is categorized as available-for-sale with unrealized gains and losses net of income tax being a component of shareholders' equity and accumulated other comprehensive income (loss).

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

  Allowance for Credit Losses

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

        Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually. The Company performs impairment testing during the fourth quarter of each year or when events or changes in circumstances indicate the assets might be impaired.

        The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of qualitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2016. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

  Stock Based Compensation

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

  Derivatives

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

RESULTS OF OPERATIONS

Overview

        For the year ended December 31, 2016, the Company's net income was $97.7 million, a 16% increase over the $84.2 million for the year ended December 31, 2015. Net income available to common shareholders for the year ended December 31, 2016 was $97.7 million as compared to $83.6 million for the same period in 2015, a 17% increase.

        Net income available to common shareholders in 2016 was $2.91 per basic common share and $2.86 per diluted common share, as compared to $2.54 per basic common share and $2.50 per diluted common share for 2015, a 15% increase per basic and a 14% increase per diluted common share, respectively.

        For the year ended December 31, 2016, the Company reported a return on average assets ("ROAA") of 1.52% as compared to 1.49% for the year ended December 31, 2015, while the return on average common equity ("ROACE") for the year ended December 31, 2016 was 12.27%, as compared to 12.32% for the year ended December 31, 2015.

        The Company's earnings are largely dependent on net interest income, the difference between interest income and interest expense, which represented 90% of total revenue (defined as net interest income plus noninterest income) for the full year in each of 2016 and 2015.

        The net interest margin, which measures the difference between interest income and interest expense (i.e., net interest income) as a percentage of average earning assets, decreased 17 basis points from 4.33% for the year ended December 31, 2015 to 4.16% for the year ended December 31, 2016. Average earning asset yields decreased by 9 basis points (4.60% versus 4.69%) for the year ended December 31, 2016 compared to the same period in 2015, while the cost of interest bearing liabilities increased by 15 basis points (to 0.69% from 0.54%). For 2016, in spite of competitive factors and a low interest rate environment, the Company has been able to maintain its loan portfolio yields relatively close to 2015 levels (5.11% versus 5.24%) due to disciplined loan pricing practices. The net interest margin was positively impacted by two basis points for the year ended December 31, 2016 as a result of $1.6 million in amortization of the credit mark adjustment from the Merger. The net interest margin was negatively impacted by nine basis points for the year ended December 31, 2016 as a result of the July 2016 $150.0 million subordinated debt raise.

        For the year ended December 31, 2016, the net interest spread decreased by 24 basis points (to 3.91% from 4.15%) as compared to 2015, due to lower yields on average earning assets and an increase in the average cost on interest bearing liabilities. The cost of interest bearing liabilities increased in 2016 largely as a result of the impact of the issuance of $150.0 million of subordinated notes completed in July 2016. Overall, the Company believes its deposit mix and cost of funds remain favorable. The benefit of noninterest sources funding earning assets increased by 7 basis points to 25 basis points for the year ended December 31, 2016 as compared to 18 basis points for the year ended December 31, 2015 as a result of a favorable mix of noninterest bearing deposits and stockholders' equity.

        The combination of a 24 basis point decrease in the net interest spread and a 7 basis point increase in the value of noninterest sources resulted in the 17 basis point decrease in the net interest margin for the year ended December 31, 2016 as compared to the same period in 2015.

        The Company believes it has effectively managed its net interest margin and net interest income during 2016 as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance during the past year as net interest income represented 90% of the Company's total revenue for the year ended December 31, 2016.

        The provision for credit losses was $11.3 million for the year ended December 31, 2016 as compared to $14.6 million for the year ended December 31, 2015. Net charge-offs of $4.9 million during 2016 represented an annualized 0.09% of average loans, excluding loans held for sale, as compared to

$8.0 million or an annualized 0.17% of average loans, excluding loans held for sale, for the year ended December 31, 2015.

        At December 31, 2016, the allowance for credit losses represented 1.04% of loans outstanding, as compared to 1.05% at December 31, 2015. The allowance for credit losses represented 330% of nonperforming loans at December 31, 2016, as compared to 398% at December 31, 2015.

        Total noninterest income for the year ended December 31, 2016 increased to $27.3 million from $26.6 million for the year ended December 31, 2015, a 3% increase.

        The efficiency ratio, which measures the ratio of noninterest expense to total revenue, remained favorable at 40.29% for the year ended December 31, 2016 as compared to 42.49% for the same period in 2015. Total noninterest expenses totaled $115.0 million for the year ended December 31, 2016, as compared to $110.7 million for the year ended December 31, 2015, a 4% increase. As a percentage of average assets, total noninterest expense was 1.79% for the year of 2016 as compared to 1.97% for the same period in 2015.

        The ratio of common equity to total assets increased from 12.16% at December 31, 2015 to 12.23% at December 31, 2016 due to growth from earnings. As discussed in the "Capital Resources and Adequacy" section, the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

        Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, loans held for sale, investment securities, and interest bearing deposits with banks. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings, which consist of federal funds purchased, advances from the FHLB and subordinated notes. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.

        Net interest income in 2016 was $258.2 million compared to $233.9 million in 2015 and $178.5 million in 2014.

        For the year ended December 31, 2016, net interest income increased 10% over the same period for 2015. Average loans increased $744.3 million (16%) and average deposits increased by $672.0 million (14%). The net interest margin was 4.16% for the year ended December 31, 2016, as compared to 4.33% for the same period in 2015. The Company has been able to maintain its loan yields in 2016 relatively close to 2015 levels due to disciplined loan pricing practices, and has managed its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

        The table below presents the average balances and rates of the various categories of the Company's assets and liabilities for the years ended December 31, 2016, 2015 and 2014. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that the net interest margin provides a better measurement of performance. The net interest margin (as compared to the net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Years Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$339,947	$1,654	0.49%	$308,848	$732	0.24%	$207,596	$496	0.24%
Loans held for sale	53,590	1,903	3.55%	44,533	1,671	3.75%	33,541	1,337	3.99%
Loans(1)(2)	5,338,716	272,585	5.11%	4,594,395	240,669	5.24%	3,361,696	180,438	5.37%
Investment securities available for sale(2)	468,773	9,629	2.05%	445,986	10,092	2.26%	401,153	9,286	2.31%
Federal funds sold	7,950	34	0.43%	6,812	16	0.23%	9,205	16	0.17%

Total interest earning assets	6,208,976	285,805	4.60%	5,400,574	253,180	4.69%	4,013,191	191,573	4.77%

Noninterest earning assets	283,687			278,804			160,000
Less: allowance for credit losses	55,889			48,811			43,173

Total noninterest earning assets	227,798			229,993			116,827

Total Assets	$6,436,774			$5,630,567			$4,130,018

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Interest bearing transaction	$251,954	$646	0.26%	$182,518	$291	0.16%	$119,835	$178	0.15%
Savings and money market	2,728,347	12,038	0.44%	2,425,286	8,185	0.34%	1,950,138	6,265	0.32%
Time deposits	769,801	6,564	0.85%	774,943	5,867	0.76%	449,108	3,195	0.71%

Total interest bearing deposits	3,750,102	19,248	0.51%	3,382,747	14,343	0.42%	2,519,081	9,638	0.38%
Customer repurchase agreements and federal funds purchased	77,833	167	0.21%	59,141	132	0.22%	63,490	143	0.23%
Other short-term borrowings	29,376	732	2.45%	27,659	86	0.31%	7,288	31	0.42%
Long-term borrowings	133,023	7,493	5.54%	81,310	4,677	5.67%	76,604	3,283	4.23%

Total interest bearing liabilities	3,990,334	27,640	0.69%	3,550,857	19,238	0.54%	2,666,463	13,095	0.49%

Noninterest bearing liabilities:
Noninterest bearing demand	1,619,159			1,314,516			994,007
Other liabilities	30,881			26,726			12,925

Total noninterest bearing liabilities	1,650,040			1,341,242			1,006,932

Shareholders' equity	796,400			738,468			456,623

Total Liabilities and Shareholders' Equity	$6,436,774			$5,630,567			$4,130,018

Net interest income		$258,165			$233,942			$178,478

Net interest spread			3.91%			4.15%			4.28%
Net interest margin			4.16%			4.33%			4.44%
Cost of funds			0.44%			0.36%			0.33%

(1)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $16.1 million, $12.6 million, and $11.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

(2)
Interest and fees on loans and investments exclude tax equivalent adjustments.

Rate/Volume Analysis of Net Interest Income

        The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in both 2016 as compared to 2015 and 2015 as compared to 2014 was a function of an increase in the volume of earning assets.

	2016 compared with 2015			2015 compared with 2014
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$38,990	$(7,074)	$31,916	$66,165	$(5,934)	$60,231
Loans held for sale	340	(108)	232	438	(104)	334
Investment securities	516	(979)	(463)	1,038	(232)	806
Interest bearing bank deposits	74	848	922	242	(6)	236
Federal funds sold	3	15	18	(4)	4	—

Total interest income	39,923	(7,298)	32,625	67,879	(6,272)	61,607

Interest paid on
Interest bearing transaction	111	244	355	93	20	113
Savings and money market	1,023	2,830	3,853	1,526	394	1,920
Time deposits	(39)	736	697	2,318	354	2,672
Customer repurchase agreements	42	(7)	35	(10)	(1)	(11)
Other borrowings	2,980	482	3,462	288	1,161	1,449

Total interest expense	4,117	4,285	8,402	4,215	1,928	6,143

Net interest income	$35,806	$(11,583)	$24,223	$63,664	$(8,200)	$55,464

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consultant, support management's assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption "Critical Accounting Policies" for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table under "Allowance for Credit Losses" at page 55, which reflects the comparative charge-offs and recoveries.

        The allowance for credit losses increased $6.4 million as of December 31, 2016 as compared to December 31, 2015, reflecting $11.3 million in provision for credit losses and $4.9 million in net charge-offs during 2016. The provision for credit losses was $11.3 million for 2016 as compared to $14.6 million in 2015. The lower provisioning for the year ended December 31, 2016 as compared to the same period in 2015 was due to lower net charge-offs and to overall improved asset quality. Net charge-offs of $4.9 million during 2016 represented an annualized 0.09% of average loans, excluding loans held for sale, as compared to $8.0 million or an annualized 0.17% of average loans, excluding loans held for sale, during 2015. Net charge-offs during 2016 were attributable primarily to commercial ($3.5 million), and income producing—commercial real estate loans ($1.4 million).

        At December 31, 2016 the allowance for credit losses represented 1.04% of loans outstanding, as compared to 1.05% at December 31, 2015. The slight decline in the ratio of the allowance for credit losses to total loans was due to both lower net charge-offs and better asset quality. The allowance for credit losses represented 330% of nonperforming loans at December 31, 2016, as compared to 398% at December 31, 2015.

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

        Total noninterest income for the year ended December 31, 2016 was $27.3 million as compared to $26.6 million for the year ended December 31, 2015, a 3% increase. This increase was primarily due to increased service charges on deposit accounts, increased gains on sale of SBA loans, and increased gains on sale of other real estate owned ("OREO"). There were $1.2 million of investment securities gains recorded for the year of 2016, as compared to $2.3 million of investment securities gains for the year of 2015.

        For the year ended December 31, 2016, service charges on deposit accounts increased $424 thousand to $5.8 million from $5.4 million, an increase of 8% over 2015. This increase in service charges for the year ended December 31, 2016 was primarily related to growth in the number of accounts.

        Gain on sale of loans consists of gains on the sale of SBA and residential mortgage loans. For the year ended December 31, 2016, gain on sale of loans decreased from $12.0 million to $11.6 million compared to the same period in 2015.

        The Company originates residential mortgage loans and utilizes both "mandatory delivery" and "best efforts" forward loan sale commitments to sell those loans, servicing released. Sales of residential mortgage loans yielded gains of $9.8 million for the year ended December 31, 2016 compared to $10.4 million in the same period in 2015, due to lower origination volume ($857.6 million for 2016 versus $910.6 million in 2015) and lower sales volume ($853.5 in 2016 versus $907.4 million in 2015). Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. The reserve amounted to $127 thousand at December 31, 2016 and is included in other liabilities on the Consolidated Balance Sheets. There were no repurchases due to fraud by the borrower during the year ended December 31, 2016. The Bank does not originate "sub-prime" loans and has no exposure to this market segment.

        The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $1.8 million for the year ended December 31, 2016 compared to $1.5 million for the same period in 2015. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

        Other income totaled $7.2 million for the year ended December 31, 2016 as compared to $6.5 million for the same period in 2015, an increase of 9% due primarily to higher net gains on the sale of OREO properties ($682 thousand net gain in 2016 versus a net loss of $328 thousand in 2015) offset by a decrease in rental income of $236 thousand earned on the rental of foreclosed properties. ATM fees increased from $1.4 million for the year ended December 31, 2015, to $1.5 million for the year ended December 31, 2016, a 6% increase. SBA servicing fees decreased from $290 thousand for the year ended December 31, 2015 to $286 thousand for the year ended December 31, 2016, a 2% decrease. Noninterest loan fees decreased from $3.6 million for the year ended December 31, 2015 to $3.1 million for the same period in 2016, a 14% decrease. Noninterest loan fees relate primarily to the collection of prepayment and commitment fees. Other noninterest fee income was $1.5 million for 2016 compared to $1.2 million for 2015, a 27% increase.

        Net investment gains amounted to $1.2 million for the year ended December 31, 2016 compared to $2.3 million for the year ended December 31, 2015. Net investment gains were realized in 2016 in order to shorten the duration of the portfolio, to lower the exposure to municipalities in certain states, and to provide liquidity for loan fundings in periods where deposit growth was lagging.

Noninterest Expense

        Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance premiums, merger expenses, and other expenses.

        Total noninterest expenses totaled $115.0 million for the year ended December 31, 2016, as compared to $110.7 million for the year ended December 31, 2015, a 4% increase.

        Salaries and employee benefits were $67.0 million for the year ended December 31, 2016, as compared to $61.7 million for the same period in 2015, a 9% increase. Cost increases for salaries and benefits for the year ended December 31, 2016 were due primarily to increased staff, merit increases, and incentive compensation. At December 31, 2016, the Company's full time equivalent staff numbered 469, as compared to 434 at December 31, 2015.

        Premises and equipment expenses amounted to $15.1 million for the year ended December 31, 2016 as compared to $16.0 million for the same period in 2015, a 6% decrease. For the year ended December 31, 2016, premises and equipment expenses were lower due primarily to lower leasing expense as two branch offices were downsized and two locations were closed due to the leases expiring. For the year ended December 31, 2016, the Company recognized $579 thousand of sublease revenue as compared to $435 thousand for the same period in 2015. The sublease revenue is a direct offset of premises and equipment expenses.

        Marketing and advertising expenses increased from $2.7 million for the year ended December 31, 2015 to $3.5 million for 2016, an increase of 27%, primarily due to costs associated with digital and print advertising and sponsorships.

        Data processing expenses increased from $7.5 million for the year ended December 31, 2015 to $7.7 million for 2016, an increase of 3%. The increase in expense for the year ended December 31, 2016 as compared to the same period in 2015 was due to licensing agreements.

        Legal, accounting and professional fees remained stable at $3.7 million for the years ended December 31, 2016 and 2015.

        FDIC insurance premiums decreased $436 thousand to $2.7 million for the year ended December 31, 2016, a decrease of 14% compared to 2015 due to a change in the FDIC insurance premium formula for small institutions effective July 1, 2016.

        Other expenses decreased to $15.3 million for the year ended December 31, 2016 from $15.6 million for the same period in 2015, a decrease of 2%. The major components of cost in this category include insurance expenses, broker fees, core deposit intangible amortization, director compensation, expenses for the operations of OREO property, as well as valuation adjustments on OREO property. The decrease for the year ended December 31, 2016 compared to the same period in 2015 was primarily due to a decrease in costs and valuation adjustments associated with other real estate owned of $1.7 million offset by an increase in broker fees of $1.2 million. Cost control remains a significant operating objective of the Company.

Income Tax Expense

        The Company recorded income tax expense of $61.4 million in 2016 compared to $51.0 million in 2015, resulting in an effective tax rate of 38.6% and 37.8%, respectively. The higher effective tax rate for 2016 reflects the relatively lower levels of tax exempt income compared to taxable income.

BALANCE SHEET ANALYSIS

Overview

        At December 31, 2016, total assets were $6.89 billion, compared to $6.08 billion at December 31, 2015, a 13% increase. Total loans (excluding loans held for sale) were $5.68 billion at December 31, 2016 compared to $5.00 billion at December 31, 2015, a 14% increase. Total deposits were $5.72 billion at December 31, 2016, compared to deposits of $5.16 billion at December 31, 2015, an 11% increase. Loans held for sale amounted to $51.6 million at December 31, 2016 as compared to $47.5 million at December 31, 2015, a 9% increase.

        The investment portfolio totaled $538.1 million at December 31, 2016, a 10% increase from the $487.9 million balance at December 31, 2015. Total borrowed funds (excluding customer repurchase agreements) were $216.5 million at December 31, 2016 as compared to $68.9 million at December 31, 2015, a 214% increase, resulting from the issuance of $150.0 million in subordinated notes due 2026.

        Total shareholders' equity at December 31, 2016 increased 3%, to $842.8 million, compared to $815.6 million at September 30, 2016, and increased 14%, from $738.6 million at December 31, 2015. The increase in shareholders' equity from December 31, 2015 was due to increased retained earnings. Also, during the fourth quarter of 2016, 378,495 shares were issued upon the exercise in full of the outstanding warrant.

        Increased retained earnings, together with the $150.0 million of tier 2 qualifying subordinated-debt issued in July 2016 has enhanced the Company's capital position well in excess of regulatory requirements for well capitalized status. The total risk based capital ratio was 14.89% at December 31, 2016, as compared to 12.75% at December 31, 2015. In addition, the tangible common equity ratio was 10.84% at December 31, 2016, compared to 10.56% at December 31, 2015. The ratio of common equity to total assets was 12.23% at December 31, 2016 as compared to 12.16% at December 31, 2015.

Investment Securities Available-for-Sale and Short-Term Investments

        The tables below and Note 4 to the Consolidated Financial Statements provide additional information regarding the Company's investment securities categorized as "available-for-sale" ("AFS"). The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders' equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2016, the Company had a net unrealized loss in AFS securities of $3.3 million with a deferred tax asset of $1.3 million, as compared to a net unrealized gain in AFS securities of $1.7 million at December 31, 2015, with a deferred tax liability of $694 thousand.

        The AFS portfolio is comprised of U.S. agency securities (20% of AFS securities) with an average duration of 2.5 years, seasoned mortgage backed securities that are 100% agency issued (60% of AFS securities) which have an average expected life of 4.05 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (18% of AFS securities) which have an average duration of 5.2 years, corporate bonds (1% of AFS securities) which have an average duration of 3.1 years, and equity investments which comprise less than 1% of AFS securities. The equity investment consists of common stock of two community banking companies with an estimated fair value of $218 thousand. Ninety eight percent of the investment securities which are debt instruments are rated AAA or AA or have the implicit guarantee of the U.S. Treasury.

        At December 31, 2016, the investment portfolio amounted to $538.1 million as compared to $487.9 million at December 31, 2015, an increase of 10%. The investment portfolio is managed to achieve goals related to liquidity, income, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships.

        The following table provides information regarding the composition of the Company's investment securities portfolio at the dates indicated. Amounts are reported at estimated fair value. The change in composition of the portfolio at December 31, 2016 as compared to 2015 was due principally to ALCO decisions to sell various longer-term municipal investments, to acquire mortgage backed securities and to increase holdings of U.S. agency securities to better position the Company for the current interest rate environment and improve portfolio cash flow and liquidity. During the year ended December 31, 2016, the investment portfolio balances increased as compared to balances at December 31, 2015, in part from the increase in public funds deposits and repurchase agreement accounts requiring collateralization.

	Years Ended December 31,
	2016		2015		2014
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
U. S. agency securities	$106,142	19.7%	$56,975	11.7%	$29,894	7.8%
Residential mortgage backed securities	326,239	60.7%	297,241	60.8%	240,320	62.9%
Municipal bonds	95,930	17.8%	118,381	24.3%	111,712	29.2%
Corporate bonds	9,579	1.8%	14,938	3.1%	—	—
Other equity investments	218	0.0%	334	0.1%	417	0.1%

	$538,108	100%	$487,869	100%	$382,343	100%

        At December 31, 2016, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's shareholders' equity.

        The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted-average yield of the investment portfolio at December 31, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U. S. Government agency securities	$83,885	1.83%	$20,736	1.91%	$2,804	1.48%	$—	—	$107,425	1.83%
Residential mortgage backed securities	870	2.69%	255,731	1.89%	69,867	2.29%	3,138	2.54%	329,606	1.97%
Muncipal bonds	1,056	3.70%	45,808	2.82%	46,668	2.39%	1,075	4.21%	94,607	2.63%
Corporate bonds	—	—	8,008	3.01%	—	—	1,500	6.25%	9,508	3.52%
Other equity investments	—	—	—	—	—	—	—	—	218	—

	$85,811	1.86%	$330,283	1.97%	$119,339	2.31%	$5,713	2.19%	$541,364	2.02%

        Federal funds sold amounted to $2.4 million at December 31, 2016 as compared to $3.8 million at December 31, 2015. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

        Interest bearing deposits with banks and other short-term investments amounted to $355.5 million at December 31, 2016 as compared to $284.3 million at December 31, 2015. These short term investments represent liquid funds held at the Federal Reserve to meet future loan demand, to fund future increases in investment securities and to meet other general liquidity needs of the Company. The Bank also holds a small time deposit amounting to $1.6 million.

Loan Portfolio

        In its lending activities, the Company seeks to develop substantial relationships with clients whose businesses and individual banking needs will grow with the Bank. Efforts are focused on developing a quality loan portfolio and on being responsive to the lending needs in the markets served by the Bank.

        Loan growth over the past year has been favorable, with loans outstanding reaching $5.68 billion at December 31, 2016, an increase of $680 million or 14% as compared to $5.00 billion at December 31, 2015. Loan growth over the last twelve months was due in part to the Bank's enhanced Northern Virginia footprint achieved through the Merger and the George Mason sponsorship, which presented additional opportunities to obtain and expand relationships through attaining a much higher profile in this growing market within our trading area.

        Loan growth in 2016 was predominantly in the income producing—commercial real estate and commercial, and owner occupied—commercial real estate categories. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio, with the largest dollar increase in the income producing property category. Multi-family commercial real estate leasing in the Bank's market area has held up well, particularly for well-located close-in projects, that have an established sense of place and transportation access, while suburban office leasing softened somewhat. Overall, commercial real estate values have generally held up well with some upward price escalation in prime pockets. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

        Owner occupied commercial real estate and construction- C&I (owner occupied) loans represent 14% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 74%

consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate and construction- C&I (owner occupied) are excluded, the percentage of total loans represented by commercial real estate decreases to 60%. Real estate also serves as collateral for loans made for other purposes, resulting in 84% of loans being secured by real estate.

        The following table shows the trends in the composition of the loan portfolio over the past five years.

	Years Ended December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,200,728	21%	$1,052,257	21%	$916,226	21%	$694,350	24%	$545,070	22%
Income producing—commercial real estate	2,509,517	44%	2,115,478	42%	1,703,172	40%	1,119,800	38%	914,638	37%
Owner occupied—commercial real estate	640,870	12%	498,103	10%	461,581	11%	317,491	11%	297,857	12%
Real estate mortgage—residential	152,748	3%	147,365	3%	148,018	3%	90,418	3%	61,871	3%
Construction—commercial and residential	932,531	16%	985,607	20%	793,432	18%	574,167	19%	533,722	21%
Construction—C&I (owner occupied)	126,038	2%	79,769	2%	58,032	1%	34,659	1%	28,808	1%
Home equity	105,096	2%	112,885	2%	122,536	3%	110,242	4%	106,844	4%
Other consumer	10,365	—	6,904	—	109,402	3%	4,031	—	4,285	—

Total loans	5,677,893	100%	4,998,368	100%	4,312,399	100%	2,945,158	100%	2,493,095	100%

Less: Allowance for credit losses	(59,074)		(52,687)		(46,075)		(40,921)		(37,492)

Net loans	$5,618,819		$4,945,681		$4,266,324		$2,904,237		$2,455,603

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

        The federal banking agencies have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. Commercial real estate loans and construction, land and land development loans represent 319% and

96%, respectively, of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. The Company is well capitalized. Nevertheless, the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

        At December 31, 2016, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Loan Maturity

        The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2016.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
Commercial	$1,200,728	$510,640	$461,921	$214,243	$13,924
Income producing—commercial real estate(1)	2,509,518	789,830	1,420,012	283,622	16,054
Owner occupied—commercial real estate	640,870	48,977	234,741	310,337	46,815
Real estate mortgage—residential	152,747	12,494	118,879	—	21,374
Construction—commercial and residential(1)	932,531	442,172	478,416	11,149	794
Construction—C&I (owner occupied)(1)	126,038	36,867	23,949	55,871	9,351
Home equity	105,094	1,258	20,934	39,718	43,184
Other consumer	10,367	7,895	1,705	67	700

Total loans	$5,677,893	$1,850,133	$2,760,557	$915,007	$152,196

Loans with:
Predetermined fixed interest rate	$1,897,433	$303,517	$1,199,700	$327,095	$67,121
Floating interest rate	3,780,460	1,546,616	1,560,857	587,912	85,075

Total loans	$5,677,893	$1,850,133	$2,760,557	$915,007	$152,196

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consulting firm, support management's assessment as to the adequacy of the allowance at December 31, 2016. During 2016, a provision for credit losses was made in the amount of $11.3 million and net charge-offs amounted to $4.9 million. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements and activity in the allowance for credit losses is contained in Note 5 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate allowance for credit losses, as well as the discussion under the caption "Provision for Credit Losses."

        The allowance for credit losses represented 1.04% of total loans at December 31, 2016 as compared to 1.05% at December 31, 2015. At December 31, 2016, the allowance represented 330% of nonperforming loans as compared to 398% at December 31, 2015. The decline in the ratio of the allowance for loan losses to total loans was due to improved asset quality in the loan portfolio. The decrease in the allowance coverage ratio was due to a higher percentage increase in nonperforming loans as compared to the allowance growth.

        As part of its comprehensive loan review process, the Bank's Board of Directors, Directors' Loan Committee and Credit Review Committee carefully evaluate loans which are past due 30 days or more. The Committees make a thorough assessment of the conditions and circumstances surrounding delinquent and potential problem loans. The Bank's loan policy requires that loans be placed on nonaccrual if they are 90 days past due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, including sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk which may require additional reserves.

        At December 31, 2016, the Company had $17.9 million of loans classified as nonperforming, and $16.9 million of additional loans considered potential problem loans, as compared to $13.2 million of nonperforming loans and $18.6 million of potential problem loans at December 31, 2015. Please refer to Note 1 to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company's policy regarding impairment of loans. Please refer to "Nonperforming Assets" at page 58 for a discussion of problem and potential problem assets.

        As the loan portfolio and allowance for credit losses review processes continue to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. In 2016, the Company experienced a decreased level of net charge-offs in dollars and as a percentage of average loans. The net charge-off ratio improved to 0.09% at December 31, 2016 from 0.17% at December 31, 2015. The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.

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

        The following table sets forth activity in the allowance for credit losses for the past five years.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Balance at beginning of year	$52,687	$46,075	$40,921	$37,492	$29,653
Charge-offs:
Commercial	3,745	4,693	2,634	4,275	3,481
Income producing—commercial real estate	2,341	651	121	602	1,189
Owner occupied—commercial real estate	—	—	752	—	350
Real estate mortgage—residential	—	—	138	—	300
Construction—commercial and residential	—	1,884	2,721	2,010	3,033
Construction—C&I (owner occupied)	—	—	—	—	—
Home equity	217	1,142	379	89	698
Other consumer	37	228	189	63	47

Total charge-offs	6,340	8,598	6,934	7,039	9,098

Recoveries:
Commercial	220	195	977	161	144
Income producing—commercial real estate	908	26	42	—	18
Owner occupied—commercial real estate	3	3	7	—	—
Real estate mortgage—residential	7	7	—	—	—
Construction—commercial and residential	215	206	83	688	510
Construction—C&I (owner occupied)	—	—	—	—	—
Home equity	12	25	10	11	73
Other consumer	31	110	90	6	2

Total recoveries	1,396	572	1,209	866	747

Net charge-offs	4,944	8,026	5,725	6,173	8,351
Provision for Credit Losses	11,331	14,638	10,879	9,602	16,190

Balance at end of year	$59,074	$52,687	$46,075	$40,921	$37,492

Ratio of allowance for credit losses to total loans outstanding at year end	1.04%	1.05%	1.07%	1.39%	1.50%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.09%	0.17%	0.17%	0.23%	0.37%

        The following table presents the allocation of the allowance for credit losses by loan category and the percent of loans each category bears to total loans. The allocation of the allowance at December 31, 2016 includes specific reserves of $5.6 million against impaired loans of $25.8 million as compared to specific reserves of $5.9 million against impaired loans of $25.1 million at December 31, 2015. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Years Ended December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial	$14,700	21%	$11,563	21%	$13,222	21%	$9,780	24%	$9,412	22%
Income producing—commercial real estate	21,105	44%	14,122	42%	11,442	40%	10,359	38%	9,148	37%
Owner occupied—commercial real estate	4,010	12%	3,279	10%	2,954	11%	3,899	11%	2,781	12%
Real estate mortgage—residential	1,284	3%	1,268	3%	1,259	3%	944	3%	659	3%
Construction—commercial and residential	15,002	16%	20,133	20%	14,982	18%	13,422	19%	12,671	21%
Construction—C&I (owner occupied)	1,485	2%	955	2%	643	1%	512	1%	720	1%
Home equity	1,328	2%	1,292	2%	1,469	3%	1,871	4%	1,730	4%
Other consumer	160	—	75	—	104	3%	134	—	371	—

Total allowance for credit losses	$59,074	100%	$52,687	100%	$46,075	100%	$40,921	100%	$37,492	100%

(1)
Represents the percent of loans in each category to total loans.

Nonperforming Assets

        As shown in the table below, the Company's level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructuring ("TDR") and Other Real Estate Owned ("OREO"), totaled $20.6 million at December 31, 2016, representing 0.30% of total assets, as compared to $19.1 million of nonperforming assets at December 31, 2015, representing 0.31% of total assets. The Company had no accruing loans 90 days or more past due at December 31, 2016 or December 31, 2015. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses at 1.04% of total loans at December 31, 2016, is adequate to absorb potential credit losses within the loan portfolio at that date. Total nonperforming loans amounted to $17.9 million at December 31, 2016, representing 0.31% of total loans, compared to $13.2 million at December 31, 2015, representing 0.26% of total loans.

        Included in nonperforming assets are loans that the Company considers to be impaired. Impaired loans are defined as those as to which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a troubled debt restructuring ("TDR") that have not shown a period of performance as required under applicable accounting standards. Valuation allowances for those loans determined to be impaired are evaluated in accordance with ASC Topic 310—"Receivables," and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan is determined by current appraised value less estimated costs to sell the underlying collateral, which may be adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi-unit real estate project may indicate the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans are updated on a not less than annual basis.

        Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had ten TDRs at December 31, 2016, totaling approximately $8.9 million, as compared to eight TDRs totaling approximately $12.1 million at December 31, 2015. At December 31, 2016, seven of these TDR loans, totaling approximately $3.5 million, are performing under their modified terms. During 2016, there were four loans modified in a TDR totaling approximately $2.2 million. There were four loans totaling approximately $1.9 million modified in a TDR during the year ended December 31, 2015. During the year ended December 31, 2016, there were two performing TDR loans totaling approximately $5.2 million that experienced defaults on their modified terms, as compared to the year ended December 31, 2015, which had no defaults on restructured loans. During 2016, these two previously performing TDRs were reclassified to nonperforming loans. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. There were no nonperforming TDRs reclassified to nonperforming loans during the year ended December 31, 2015. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. Refer to Note 5 "Loans and Allowance for Credit Losses" under the caption "modifications" for additional detail.

        Included in nonperforming assets at December 31, 2016 is OREO of $2.7 million, consisting of three foreclosed properties. The Company had eight OREO properties with a net carrying value of $5.9 million at December 31, 2015. OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the year of 2016, the Company sold seven foreclosed properties with a net carrying value of $5.5 million, recording a net gain on sale of $682 thousand, which is included in other noninterest income.

        The following table shows the amounts and relevant ratios of nonperforming assets at the dates indicated:

(dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual Loans:
Commercial	$2,521	$4,940	$12,975	$6,779	$4,799
Income producing—commercial real estate	10,508	5,961	2,645	2,525	3,458
Owner occupied—commercial real estate	2,093	1,268	1,324	5,452	2,578
Real estate mortgage—residential	555	329	346	887	699
Construction—commercial and residential	2,072	557	3,697	8,366	18,594
Construction—C&I (owner occupied)	—	—	—	—	—
Home equity	—	161	1,398	623	513
Other consumer	126	23	58	70	43
Accrual loans-past due 90 days	—	—	—	—	—

Total nonperforming loans(1)	17,875	13,239	22,443	24,702	30,684

Other real estate owned	2,694	5,852	13,224	9,225	5,299

Total nonperforming assets	$20,569	$19,091	$35,667	$33,927	$35,983

Coverage ratio, allowance for credit losses to total nonperforming loans	330.49%	397.95%	205.30%	165.66%	122.19%
Ratio of nonperforming loans to total loans	0.31%	0.26%	0.52%	0.84%	1.23%
Ratio of nonperforming assets to total assets	0.30%	0.31%	0.68%	0.90%	1.06%

(1)
As of December 31, 2016, nonaccrual loans reported in the table above included two loans totaling approximately $5.2 million which migrated from performing troubled debt restructuring during 2016.

(2)
Gross interest income of $1.2 million would have been recorded in 2016 if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans was $48 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

        Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

        At December 31, 2016, there were $16.9 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $16.9 million in potential problem loans at December 31, 2016, compared to $18.6 million at December 31, 2015. The balance of potential problem loans at December 31, 2016 included $10.5 million of loans that were considered potential problem loans at December 31, 2015. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See "Allowance for Credit Losses" on page 55 for a description of the allowance methodology.

Other Earning Assets

        Residential mortgage loans held for sale amounted to $51.6 million at December 31, 2016 compared to $47.5 million at December 31, 2015. The Company's general practice is to originate and sell such loans only on a "servicing released" basis in order to enhance noninterest income. See "Business" at page 4 for a description of the Bank's residential mortgage lending and sales activities.

        BOLI is utilized by the Company in accordance with income tax regulations as part of the Company's financing of its benefit programs. At December 31, 2016, this asset amounted to $60.1 million as compared to $58.7 million at December 31, 2015, which reflected an increase in cash surrender values. Refer to Note 19 of Notes to Consolidated Financial Statements.

Intangible Assets

        The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization are made to arrive at the initial recorded value, which is included in intangible assets, net, on the Consolidated Balance Sheet.

        For 2016, excess servicing fees of $602 thousand were recorded, and $517 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2016, the balance of excess servicing fees was $472 thousand. For 2015, excess servicing fees of $379 thousand were recorded, of which $274 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2015, the balance of excess servicing fees was $387 thousand.

        In connection with the acquisitions of Fidelity in 2008 and Virginia Heritage in 2014, the Company allocated a portion of the purchase price to core deposit intangibles, based upon an independent evaluation, and which is included in intangible assets, on the Consolidated Balance Sheets. Refer to Note 7 for information on the initial and current carrying values as well as additions and amortization over the two year period ending December 31, 2016. The core deposit intangible is being amortized over its remaining economic life as a component of other noninterest expense.

        In 2008, the Company recorded an unidentified intangible asset (goodwill) incident to the acquisition of Fidelity of $2.2 million. In 2014, the Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Virginia Heritage of approximately $102 million. The Company's testing of potential goodwill impairment (which is required annually), has resulted in no impairment being recorded.

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

        For the twelve months ended December 31, 2016, total deposits increased by $557.7 million or 11% compared to the same period in 2015. Noninterest bearing deposits increased $370.6 million or 26% to $1.78 billion at December 31, 2016 as compared to $1.41 billion at December 31, 2015, while interest bearing deposits increased by $187.1 million or 5%. Within interest bearing deposits, money market and savings accounts collectively amounted to $2.90 billion at December 31, 2016 or 51% of total deposits, as compared to $2.84 billion, or 55% of total deposits, at December 31, 2015, an increase of $67.2 million, or 2%.

        Average total deposits for the year ended December 31, 2016 were $5.37 billion, as compared to $4.70 billion for the same period in 2015, a 14% increase.

        Approximately 13% of the Bank's deposits at December 31, 2016 ($748.7 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 14% at December 31, 2015 ($739.3 million).

        The following table sets forth the maturities of time deposits with balances of $100 thousand or more, which represent 8% of total deposits as of both December 31, 2016 and 2015. See Note 11 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table at page 47 for the average rates paid on interest-bearing deposits. Time deposits of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Three months or less	$56,202	$64,703	$75,256
More than three months through six months	127,853	78,795	60,923
More than six months through twelve months	142,562	145,184	116,218
Over twelve months	138,225	117,888	140,735

Total	$464,842	$406,570	$393,132

        As of December 31, 2016 and December 31, 2015, time deposit accounts in excess of $250 thousand totaled $241.3 million and $180.1 million, respectively.

        From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service ("CDARS") and the Insured Cash Sweep product ("ICS"), which provides for reciprocal ("two-way") transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although the federal banking agencies have recognized that these reciprocal deposits have many characteristics of core deposits, and therefore provide for separate identification of such deposits in quarterly Call Report data. The total of reciprocal deposits at December 31, 2016 was $432.1 million (8% of total deposits) versus $611.8 million at December 31, 2015 (12% of total deposits). These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. The Bank also is able to obtain one way CDARS deposits and participates in Promontory's Insured Network Deposit ("IND"). The Bank had $356.5 million and $236.4 million of IND brokered deposits as of December 31, 2016 and 2015, respectively.

        At December 31, 2016, total deposits included $676.7 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 12% of total deposits. At December 31, 2015, total brokered deposits (excluding the CDARS and ICS two-way) were $597.5 million, or 12% of total deposits.

        At December 31, 2016, the Company had $1.78 billion in noninterest bearing demand deposits, representing 31% of total deposits. This compared to $1.41 billion of noninterest bearing demand deposits at December 31, 2015 or 27% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve prior to July 2011. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank's market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank's interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank is prepared to evaluate options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company's net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

        As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $68.9 million at December 31, 2016 compared to $72.4 million at December 31, 2015. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and or U.S. agency backed mortgage-backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

        The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at December 31, 2016 and 2015. At December 31, 2016 and 2015, the Bank had no borrowings outstanding under its credit facility from the FHLB. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's commercial mortgage, residential mortgage and home equity loan portfolios.

        The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50.0 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at December 31, 2016 or December 31, 2015.

        Long-term borrowings outstanding at December 31, 2016 included the Company's August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company's July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information regarding the Company's short and long-term borrowings, please refer to Note 12 to the Consolidated Financial Statements, as well as the "Capital Resources and Adequacy" and "Liquidity Management" sections below.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

        The net interest margin, which measures the difference between interest income and interest expense (i.e., net interest income) as a percentage of earning assets, decreased 11 basis points from 4.44% for the year ended December 31, 2014 to 4.33% for the year ended December 31, 2015. Average earning asset yields decreased by 8 basis points (4.69% versus 4.77%) for the year ended December 31, 2015 compared to the same period in 2014, while the cost of interest bearing liabilities increased by 5 basis points (to 0.54% from 0.49%). For 2015, in spite of competitive factors and a low interest rate environment, the Company was able to maintain its loan portfolio yields relatively close to 2014 levels (5.24% versus 5.37%) due to disciplined loan pricing practices. The net interest margin was positively impacted by 6 basis points for the year ended December 31, 2015 as a result of $3.5 million in amortization of the credit mark adjustment from the Merger.

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

        The Company believes it effectively managed its net interest margin and net interest income during 2015 as market interest rates (on average) remained relatively low. This factor has been significant to overall earnings performance during 2015 as net interest income (at 90%) represents the most significant component of the Company's revenues.

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

        The ratio of common equity to total assets increased from 10.46% at December 31, 2014 to 12.16% at December 31, 2015 due to growth from earnings and the public offering of common stock completed during the first quarter of 2015.

        For the year ended December 31, 2015, net interest income increased 31% over the same period for 2014. Average loans increased $1.23 billion (37%) and average deposits increased by $1.18 billion (34%). The net interest margin was 4.33% for the year ended December 31, 2015, as compared to 4.44% for the same period in 2014. The Company was able to maintain its loan yields in 2015 relatively close to 2014 levels due to disciplined loan pricing practices, and has managed its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships.

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

        Total shareholders' equity at December 31, 2015 increased 19%, from $620.8 million, at December 31, 2014. The increase in shareholders' equity in 2015 was due to increased retained earnings, the public offering of common stock completed during the first quarter of 2015 (which netted approximately $94.5 million). The ratio of common equity to total assets was 12.16% at December 31, 2015 as compared to 10.46% at December 31, 2014. The Company's capital position remained substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 12.75% at December 31, 2015, as compared to 12.97% at December 31, 2014. In addition, the tangible common equity ratio was 10.56% at December 31, 2015, compared to 8.54% at December 31, 2014.

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

        Loan growth during 2015 was favorable, with loans outstanding reaching $5.00 billion at December 31, 2015, an increase of $686 million or 16% as compared to $4.31 billion at December 31, 2014. Loan growth during 2015 was due in part to the Bank's enhanced Northern Virginia footprint achieved through the Merger and the George Mason sponsorship, which presented additional opportunities to obtain and expand relationships through attaining a much higher profile in this growing market within our trading area.

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

        The Company had a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50.0 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at December 31, 2015 or 2014.

CONTRACTUAL OBLIGATIONS

        The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 20 to the Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2016 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$4,967,366	$—	$—	$—	$4,967,366
Time deposits(1)	478,801	239,055	30,892	—	748,748
Borrowed funds(2)	68,876	—	—	220,000	288,876
Operating lease obligations	8,016	15,200	13,059	16,179	52,454
Outside data processing(3)	5,048	9,606	2,619	—	17,273
George Mason sponsorship(4)	650	1,300	1,325	9,825	13,100
Non-Compete agreement(5)	1,005	251	—	—	1,256

Total	$5,529,762	$265,412	$47,895	$246,004	$6,089,073

(1)
Excludes accrued interest payable at December 31, 2016.

(2)
Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.

(3)
The Bank has outstanding obligations under its current core data processing contract that expire in May 2020 and two other vendor arrangements that relate to network infrastructure and data center services, one expires in July 2020 and the other expires in December 2018.

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

(5)
Non-compete agreement with a retired Director.

        Effective July 1, 2015, the Bank entered into a multi-faceted support agreement with George Mason University ("George Mason"), the Commonwealth of Virginia's largest public research university. The agreement provides for significant educational support, and a strategic alliance including the Bank obtaining the naming rights to a multi-purpose sports and entertainment venue formerly known as the Patriot Center, now known as "EagleBank Arena" in Fairfax, VA for up to a 20 year term. Under the agreement, the Bank pays George Mason an annual fee to be used for scholarships, internships, overall educational and athletic support and beautification efforts.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

        Loan commitments outstanding and lines and letters of credit at December 31, 2016 and 2015 are as follows:

(dollars in thousands)	2016	2015
Unfunded loan commitments	$2,225,995	$1,891,934
Unfunded lines of credit	94,375	112,159
Letters of credit	72,084	83,511

Total	$2,392,454	$2,087,604

        Unfunded loan commitments of $75 million as of December 31, 2016 were related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 20 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2016 and 2015.

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

        Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2016, approximately 80% of the dollar amount of standby letters of credit was collateralized.

        The Company enters into interest rate lock commitments, which are commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank either locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs under best efforts or commits to deliver the locked loan in a binding mandatory delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage backed securities. Forward sales contracts of mortgage backed securities are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded.

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

        In connection with deposit guarantees, the Bank collateralizes certain public funds using qualified investment securities.

        With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, capital expenditures or capital resources, that is material to investors.

LIQUIDITY MANAGEMENT

        Liquidity is a measure of the Company's and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. The Company's secondary sources of liquidity include a $50.0 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at December 31, 2016. Additionally, the Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2016 and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.03 billion, against which there was $19.9 million outstanding at December 31, 2016. The Bank also has a commitment at December 31, 2016 from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $356.5 million at December 31, 2016. At December 31, 2016, the Bank was also eligible to make advances from the FHLB up to $1.25 billion based on collateral at the FHLB, of which there were no amounts outstanding at December 31, 2016. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which amounts to approximately $440.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

        At December 31, 2016, under the Bank's liquidity formula, it had $3.98 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

CAPITAL RESOURCES AND ADEQUACY

        The assessment of capital adequacy depends on a number of factors such as asset quality and mix, liquidity, earnings performance, changing competitive conditions and economic forces, stress testing, regulatory measures and policy, as well as the overall level of growth and complexity of the balance sheet. The adequacy of the Company's current and future capital needs is monitored by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

        The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At December 31, 2016, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 319% of total risk based capital. Construction, land and land development loans represent 96% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.

        Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal policy limits for regulatory capital ratios that are in excess of well capitalized ratios (as defined in the section "Regulations" above).

        The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50.0 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2017. There were no amounts outstanding under this credit facility at December 31, 2016 or December 31, 2015.

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

        At December 31, 2016, the capital position of the Company and its wholly owned subsidiary, the Bank, continues to exceed regulatory requirements and guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the Common Equity Tier 1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders' equity (including without limit the preferred stock issued to the U.S. Treasury) less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, and for the Company to a limited extent, excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The Common Equity Tier 1 ratio is the Tier 1 capital ratio but excluding preferred stock.

        In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which became applicable to the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures.

        The Company's capital ratios were all well in excess of guidelines established by the Federal Reserve Board and the Bank's capital ratios were in excess of those required to be classified as a "well capitalized"

institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company's and Bank's capital ratios at December 31, 2016 and December 31, 2015 are shown in Note 22 to the Consolidated Financial Statements.

        In March 2015, the Company completed the public offering of 2,816,900 shares of its common stock, including the underwriter's overallotment option, at $35.50 per share and received gross proceeds of sale of $100.0 million and net proceeds of sale of approximately $94.6 million.

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

        On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the "Notes"). The Notes were offered to the public at par. The notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule.

        On December 27, 2016, 378,495 of common shares were issued upon the exercise in full of the warrant for 423,977 shares. See additional information in Note 13—Preferred Stock and Warrants.

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

        During the year ended December 31, 2016, the Company was able to increase its net interest income by 10% while continuing to manage its overall interest rate risk position to a moderate level.

        The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage-backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the year ended December 31, 2016, the average investment portfolio balances increased by 5% as compared to balances at December 31, 2015, due to cash flow from successful deposit gathering efforts. Cash flows from mortgage backed securities and sales of U.S. agency securities were reinvested primarily into a combination of mortgage backed securities. Additional investments have been made in high quality corporate and SBA bonds. The percentage mix of municipal securities decreased to 18% of total investments at December 31, 2016 from 24% at December 31, 2015, as the focus shifted to shorter duration instruments with more cash flow. The portion of the portfolio invested in mortgage backed securities declined to 56% at December 31, 2016 from 59% at December 31, 2015 while the portion of the portfolio represented in U.S. agency investments increased from 12% to 20%. Shorter duration floating rate corporate bonds and SBA bonds, which are included in mortgage backed securities, were 5% of total investments at December 31, 2016. The duration of the investment portfolio declined to 3.8 years at December 31, 2016 from 3.9 years at December 31, 2015, which better prepared the Company for expected increases in market interest rates, and was due primarily to a higher mix and dollar amount of mortgage backed securities and continued shortening of existing investment holdings due to the passing of time.

        In the loan portfolio, the repricing duration shortened to 23 months at December 31, 2016 from 25 months at December 31, 2015, with fixed rate loans amounting to 33% and 35% of total loans at December 31, 2016 and 2015, respectively. Variable and adjustable rate loans comprised 67% and 65% of total loans at December 31, 2016 and 2015, respectively. Variable rate loans are generally indexed to either the Wall Street Journal prime interest rate or the one month London Interbank Offered Rate ("LIBOR"), while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. The duration of the deposit portfolio shortened to 27 months at December 31, 2016 from 32 months at December 31, 2015. The change since December 31, 2015 was due substantially to a decrease in the duration of money market deposits partially offset by an increase in the mix and duration of demand deposits. The Company experienced $557.7 million in total deposit growth for the year ended December 31, 2016 as compared to total loan growth of $679.5 million.

        The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, together with loan floors existing in 62% of total loans (at December 31, 2016), has resulted in a loan portfolio yield of 5.11% for the year ended December 31, 2016 as compared to 5.24% for the same period in 2015. In the continuing low interest rate environment of 2016, new loan originations have been at lower rates than loan paydowns and payoffs. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

        The net unrealized loss before income tax on the investment portfolio was $3.3 million at December 31, 2016 as compared to a net unrealized gain before tax of $1.7 million at December 31, 2015, with $1.2 million of realized net gains recorded during the year ended December 31, 2016. The net unrealized loss on the investment portfolio was due primarily to higher period end interest rates at year end 2016 as compared to year-end 2015. At December 31, 2016, the unrealized loss position represented 0.6% of the portfolio's book value.

        In April 2015, the Company entered into forward starting interest rate swaps as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank's cost of funds. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from two counterparties in exchange for the Company making fixed payments beginning in April 2016. As of December 31, 2016, the Company had three forward starting interest rate swap transactions outstanding that had a notional amount of $250.0 million associated with the Company's variable rate deposits. The net unrealized loss before income tax on the interest rate swaps was $692 thousand at December 31, 2016 and is included in accumulated other comprehensive income (net of taxes) on the Consolidated Balance Sheet. The lesser unrealized loss at year end 2016 is due a decrease in expected spreads between short and longer term interest rates for the remaining term of the interest rate swap.

        There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

        One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2016. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate "ramps" is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

        For the analysis presented below, at December 31, 2016, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

        As quantified in the table below, the Company's analysis at December 31, 2016 shows a moderate effect on net interest income over the next 12 months, as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at December 31, 2016 is 3.8 years, the loan portfolio 1.9 years, the interest bearing deposit portfolio 2.3 years and the borrowed funds portfolio 5.3 years.

        The following table reflects the result of simulation analysis on the December 31, 2016 asset and liability balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+16.9%	+26.4%	+5.6%
+300	+12.0%	+18.2%	+4.2%
+200	+7.0%	+10.1%	+2.6%
+100	+2.2%	+2.3%	+0.9%
0	—	—	—
–100	–2.5%	–4.3%	–4.5%
–200	–5.4%	–9.3%	–12.3%

        The results of simulation analysis are well within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at December 31, 2016 are considered moderate. The positive impact of +2.2% in net interest income and +2.3% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of variable and adjustable rate loans and a higher degree of liquidity at December 31, 2016 as compared to December 31, 2015.

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

        During 2016, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of asset liquidity at December 31, 2016 as compared to December 31, 2015, the interest rate risk position at December 31, 2016 was similar to the interest rate risk position at December 31, 2015. As compared to December 31, 2015, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale increased by $73.9 million at December 31, 2016.

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

        During 2016, average market interest rates resulted in a flattening of the yield curve. As compared to the year 2015, the average two year U.S. Treasury rate in 2016 increased by 14 basis points from 0.69% to 0.83%. However, the average five year U.S. Treasury rate decreased by 20 basis points from 1.53% to

1.33% and the average ten year U.S. Treasury rate decreased by 31 basis points from 2.14% to 1.83%. In that environment, the Company was able to achieve a net interest spread for 2016 of 3.91% compared to 4.15% for the year of 2015. The decline was due in large part to compression on loan yields (new loan originations rates less than loan repayment rates) and some increase in the cost of interest bearing liabilities. The Company believes that the change in the net interest spread for the full year 2016 has been consistent with its risk analysis at December 31, 2015. On an annual basis, the Company back-tests the actual change in its net interest spread against expected change and actual market interest rate movements and other factors impacting actual versus projected results.

GAP Analysis

        Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. Net interest income represented 90% of the Company's revenue for both the years ended December 31, 2016 and December 31, 2015. The Company's net interest margin was 4.16% at December 31, 2016, as compared to 4.33% for the year ended December 31, 2015. The decline in net interest margin for the year ended December 31, 2016 as compared to the year ended December 31, 2015, was due substantially to loan yield compression, and increasing funding costs, of which the subordinated debt offering completed in late July 2016 at an interest rate of 5.00%, contributed.

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

        At December 31, 2016, the Company had a positive GAP position of approximately $1.14 billion or 17% of total assets out to three months and a positive cumulative GAP position of $1.13 billion or 16% of total assets out to 12 months; as compared to a positive GAP position of approximately $554 million or 9% of total assets out to three months and a positive cumulative GAP position of approximately $827 million or 14% of total assets out to 12 months at December 31, 2015. The change in the positive GAP position at December 31, 2016, as compared to December 2015, was due substantially to the higher amount of asset liquidity on the balance sheet and increase in the percentage of variable rate loans. The change in the GAP position at December 31, 2016 as compared to December 31, 2015 is not deemed material to the Company's overall interest rate risk position. The overall interest rate risk position relies more heavily on simulation analysis, which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

        If interest rates increase by 100 basis points, the Company's net interest income and net interest margin are expected to increase modestly due to the repricing of variable rate assets offset by the impact of loan floors providing no additional interest income and the assumption of an increase in money market interest rates by 70% of the change in market interest rates.

        If interest rates decline by 100 basis points, the Company's net interest income and margin are expected to decline modestly as the impact of lower market rates on a large amount of liquid assets more than offsets the ability to lower interest rates on interest bearing liabilities.

        Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the effects of a declining interest rate environment may not be in accordance with management's expectations.

GAP Analysis
December 31, 2016
(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets
RATE SENSITIVE ASSETS:
Investment securities	$57,520	$61,487	$179,168	$110,549	$150,984	$559,708
Loans(1)(2)	3,243,550	507,260	1,106,348	685,245	187,119	5,729,522
Fed funds and other short-term investments	357,878	—	—	—	—	357,878
Other earning assets	60,130	—	—	—	—	60,130

Total	$3,719,078	$568,747	$1,285,516	$795,794	$338,103	$6,707,238	$182,858	$6,890,096

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$72,518	$217,554	$579,434	$579,434	$326,744	$1,775,684
Interest bearing transaction	217,266	—	35,928	35,928	—	289,122
Savings and money market	2,353,222	—	274,669	274,669	—	2,902,560
Time deposits	120,238	358,564	239,002	30,944	—	748,748
Customer repurchase agreements and fed funds purchased	68,876	—	—	—	—	68,876
Other borrowings	—	—	—	—	220,000	220,000

Total	$2,832,120	$576,118	$1,129,033	$920,975	$546,744	$6,004,990	$42,307	$6,047,297

GAP	$886,958	$(7,371)	$156,483	$(125,181)	$(208,641)	$702,248
Cumulative GAP	$886,958	$879,587	$1,036,070	$910,889	$702,248
Cumulative gap as percent of total assets	12.87%	12.77%	15.04%	13.22%	10.19%
OFF BALANCE-SHEET:
Interest Rate Swaps—LIBOR based	$150,000	$—	$—	$(75,000)	$(75,000)	$—
Interest Rate Swaps—Fed Funds based	100,000	—	—	(100,000)	—	—

Total	$250,000	$—	$—	$(175,000)	$(75,000)	$—	$—	$—

GAP	$1,136,958	$(7,371)	$156,483	$(300,181)	$(283,641)	$702,248
Cumulative GAP	$1,136,958	$1,129,587	$1,286,070	$985,889	$702,248
Cumulative gap as percent of total assets	16.50%	16.39%	18.67%	14.31%	10.19%

(1)
Includes loans held for sale.

(2)
Nonaccrual loans are included in the over 60 months category.

        The sum of federal funds sold, interest bearing deposits with banks and other short-term investments increased by $73.9 million at December 31, 2016 as compared to December 31, 2015. The increase in interest sensitive assets at year-end 2016 versus 2015, including off-balance sheet forward starting interest rate swap contracts entered into during April 2015, was a significant factor in the cumulative GAP position within 12 months increasing to 16% of total assets at December 31, 2016 from 14% of total assets at December 31, 2015.

        Although NOW and money market accounts are subject to immediate repricing, the Bank's GAP model has incorporated a repricing schedule to account for a lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate change in assets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Dixon Hughes Goodman LLP
Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Eagle Bancorp, Inc.

        We have audited Eagle Bancorp, Inc.'s (the "Company's") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely manner. A material weakness was identified in the accounting for income taxes and has been included in management's assessment. Specifically, the Company's internal control processes lacked adequate levels of monitoring and review in the preparation of the quarterly and annual income tax accruals. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 1, 2017 on those consolidated financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Eagle Bancorp, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Eagle Bancorp, Inc. as of and for the year ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP

March 1, 2017
Baltimore, Maryland

Report of Dixon Hughes Goodman LLP
Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Eagle Bancorp, Inc.

        We have audited the accompanying consolidated balance sheet of Eagle Bancorp, Inc. (the "Company") as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Bancorp Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2017 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP

March 1, 2017
Baltimore, Maryland

Report of Stegman & Company
Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Eagle Bancorp, Inc.

        We have audited the accompanying consolidated balance sheet of Eagle Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2015 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ STEGMAN & COMPANY

February 29, 2016
Baltimore, Maryland

EAGLE BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$10,285	$10,270
Federal funds sold	2,397	3,791
Interest bearing deposits with banks and other short-term investments	355,481	284,302
Investment securities available-for-sale, at fair value	538,108	487,869
Federal Reserve and Federal Home Loan Bank stock	21,600	16,903
Loans held for sale	51,629	47,492
Loans	5,677,893	4,998,368
Less allowance for credit losses	(59,074)	(52,687)

Loans, net	5,618,819	4,945,681
Premises and equipment, net	20,661	18,254
Deferred income taxes	48,220	40,311
Bank owned life insurance	60,130	58,682
Intangible assets, net	107,419	108,542
Other real estate owned	2,694	5,852
Other assets	52,653	47,628

Total Assets	$6,890,096	$6,075,577

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,775,684	$1,405,067
Interest bearing transaction	289,122	178,797
Savings and money market	2,902,560	2,835,325
Time, $100,000 or more	464,842	406,570
Other time	283,906	332,685

Total deposits	5,716,114	5,158,444
Customer repurchase agreements	68,876	72,356
Long-term borrowings	216,514	68,928
Other liabilities	45,793	37,248

Total Liabilities	6,047,297	5,336,976

Shareholders' Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 34,023,850 and 33,467,893, respectively	338	331
Warrant	—	946
Additional paid in capital	513,531	503,529
Retained earnings	331,311	233,604
Accumulated other comprehensive (loss) income	(2,381)	191

Total Shareholders' Equity	842,799	738,601

Total Liabilities and Shareholders' Equity	$6,890,096	$6,075,577

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

Years Ended December 31,

(dollars in thousands, except per share data)

	2016	2015	2014
Interest Income
Interest and fees on loans	$274,488	$242,340	$181,775
Interest and dividends on investment securities	9,629	10,092	9,286
Interest on balances with other banks and short-term investments	1,654	732	496
Interest on federal funds sold	34	16	16

Total interest income	285,805	253,180	191,573

Interest Expense
Interest on deposits	19,248	14,343	9,638
Interest on customer repurchase agreements	167	132	143
Interest on short-term borrowings	732	86	31
Interest on long-term borrowings	7,493	4,677	3,283

Total interest expense	27,640	19,238	13,095

Net Interest Income	258,165	233,942	178,478
Provision for Credit Losses	11,331	14,638	10,879

Net Interest Income After Provision For Credit Losses	246,834	219,304	167,599

Noninterest Income
Service charges on deposits	5,821	5,397	4,906
Gain on sale of loans	11,564	11,973	6,886
Gain on sale of investment securities	1,194	2,254	22
Loss on early extinguishment of debt	—	(1,130)	—
Increase in the cash surrender value of bank owned life insurance	1,554	1,589	1,283
Other income	7,151	6,545	5,248

Total noninterest income	27,284	26,628	18,345

Noninterest Expense
Salaries and employee benefits	67,010	61,749	57,268
Premises and equipment expenses	15,118	16,026	13,317
Marketing and advertising	3,495	2,748	1,999
Data processing	7,747	7,533	6,163
Legal, accounting and professional fees	3,673	3,729	3,439
FDIC insurance	2,718	3,154	2,333
Merger expenses	—	141	4,699
Other expenses	15,255	15,636	10,510

Total noninterest expense	115,016	110,716	99,728

Income Before Income Tax Expense	159,102	135,216	86,216
Income Tax Expense	61,395	51,049	31,958

Net Income	97,707	84,167	54,258
Preferred Stock Dividends	—	601	614

Net Income Available to Common Shareholders	$97,707	$83,566	$53,644

Earnings Per Common Share
Basic	$2.91	$2.54	$2.01
Diluted	$2.86	$2.50	$1.95

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income

Years Ended December 31,

(dollars in thousands)

	2016	2015	2014
Net Income	$97,707	$84,167	$54,258
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale	(2,280)	(254)	5,979
Reclassification adjustment for net gains included in net income	(716)	(1,352)	(13)

Total unrealized (loss) gain	(2,996)	(1,606)	5,966
Unrealized loss on derivatives	(934)	(850)	—
Reclassification adjustment for losses included in net income	1,358	—	—

Total unrealized gain (loss)	424	(850)	—

Other comprehensive (loss) income	(2,572)	(2,456)	5,966

Comprehensive Income	$95,135	$81,711	$60,224

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands except share data)

	Preferred		Common					Accumulated Other Comprehensive Income (Loss)
						Additional Paid in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Warrant
Balance January 1, 2014	56,600	$56,600	25,885,863	$253	$946	$242,990	$96,393	$(3,319)	$393,863
Net Income	—	—	—	—	—	—	54,258	—	54,258
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5,966	5,966
Common stock issued to effect merger with Virginia Heritage	—	—	4,010,261	40	—	144,053	—	—	144,093
Stock-based compensation	—	—	—	—	—	3,981	—	—	3,981
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	157,313	1	—	2,312	—	—	2,313
Tax benefits realized from stock compensation	—	—	—	—	—	978	—	—	978
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	—	—	(21,858)	2	—	(2)	—	—	—
Restricted stock awards	—	—	87,927	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	19,890	—	—	621	—	—	621
Issuance of Series C Preferred Stock	15,300	15,300	—	—	—	—	—	—	15,300
Preferred stock dividends	—	—	—	—	—	—	(614)	—	(614)

Balance December 31, 2014	71,900	$71,900	30,139,396	$296	$946	$394,933	$150,037	$2,647	$620,759

Net Income	—	$—	—	$—	$—	$—	$84,167	$—	$84,167
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,456)	(2,456)
Stock-based compensation	—	—	—	—	—	5,073	—	—	5,073
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	439,582	5	—	5,171	—	—	5,176
Tax benefits realized from stock compensation	—	—	—	—	—	2,984	—	—	2,984
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	—	—	(26,701)	2	—	(2)	—	—	—
Restricted stock awards	—	—	78,070	—	—	—	—	—	—
Shares issued in public offering, net of issuance costs of $5,302	—	—	2,816,900	28	—	94,605	—	—	94,633
Issuance of common stock related to employee stock purchase plan	—	—	20,646	—	—	769	—	—	769
Cash paid in lieu of fractional shares upon merger with Virginia Heritage	—	—	—	—	—	(4)	—	—	(4)
Preferred stock dividends	—	—	—	—	—	—	(600)	—	(600)
Redemption of Series B & C Preferred Stock	(71,900)	(71,900)	—	—	—	—	—	—	(71,900)

Balance December 31, 2015	—	$—	33,467,893	$331	$946	$503,529	$233,604	$191	$738,601

Net Income	—	$—	—	$—	$—	$—	$97,707	$—	$97,707
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,572)	(2,572)
Stock-based compensation	—	—	—	—	—	6,907	—	—	6,907
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	74,215	1	—	954	—	—	955
Tax benefits realized from stock compensation	—	—	—	—	—	400	—	—	400
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	—	—	(18,490)	2	—	(2)	—	—	—
Restricted stock awards granted	—	—	104,775	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	16,962	—	—	801	—	—	801
Issuance of common stock in full redemption of warrants			378,495	4	(946)	942	—	—	—

Balance December 31, 2016	—	$—	34,023,850	$338	$—	$513,531	$331,311	$(2,381)	$842,799

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	2016	2015	2014
Cash Flows From Operating Activities:
Net Income	$97,707	$84,167	$54,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,331	14,638	10,879
Depreciation and amortization	6,226	7,780	9,027
Gains on sale of loans	(11,564)	(11,973)	(6,886)
Securities premium amortization (discount accretion), net	4,524	3,514	3,456
Origination of loans held for sale	(857,601)	(910,595)	(572,342)
Proceeds from sale of loans held for sale	865,028	919,393	576,941
Net increase in cash surrender value of Bank Owned Life Insurance	(1,554)	(1,589)	(1,283)
Deferred income tax benefit	(5,628)	(6,729)	(7,540)
Decrease in value of other real estate owned	200	1,100	638
Net (gain) loss on sale of other real estate owned	(682)	328	154
Net gain on sale of investment securities	(1,194)	(2,254)	(22)
Loss on early extinguishment of debt	—	1,130	—
Stock-based compensation expense	6,907	5,073	3,981
Tax benefits realized from stock compensation	(400)	(2,984)	(978)
Increase in other assets	(5,025)	(3,725)	(12,631)
Increase in other liabilities	8,545	1,315	1,856

Net cash provided by operating activities	116,820	98,589	59,508

Cash Flows From Investing Activities:
Decrease (increase) in interest bearing deposits with other banks and short-term investments	2,496	3,058	(634)
Purchases of available for sale investment securities	(236,991)	(274,904)	(50,404)
Proceeds from maturities of available for sale securities	84,259	53,966	37,571
Proceeds from sale/call of available for sale securities	94,310	111,696	49,902
Purchases of Federal Reserve and Federal Home Loan Bank stock	(8,502)	(2,443)	(5,650)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	2,125	8,100	1,374
Net increase in loans	(687,362)	(695,720)	(595,543)
Proceeds from sale of other real estate owned	6,139	5,477	520
Purchases of BOLI	—	(499)	(1,058)
Purchases of annuities	—	(992)	—
Acquisition of Virginia Heritage, net of cash	—	—	(156,581)
Bank premises and equipment acquired	(7,426)	(4,660)	(5,223)

Net cash used in investing activities	(750,952)	(796,921)	(725,726)

Cash Flows From Financing Activities:
Increase in deposits	557,670	847,676	384,443
(Decrease) increase in customer repurchase agreements	(3,480)	11,236	(19,351)
Issuance of Series C Preferred Stock	—	—	15,300
Issuance of common stock	—	94,633	144,093
Redemption of Series B Preferred Stock	—	(56,600)	—
Redemption of Series C Preferred Stock	—	(15,300)	—
(Decrease) increase in short-term borrowings	—	(100,000)	7,500
Increase (decrease) in long-term borrowings	147,586	(49,300)	80,000
Payment of dividends on preferred stock	—	(600)	(614)
Proceeds from exercise of equity compensation plans	955	5,176	2,313
Tax benefits realized from stock compensation	400	2,984	978
Payment in lieu of fractional shares	—	(4)	—
Proceeds from employee stock purchase plan	801	769	621

Net cash provided by financing activities	703,932	740,670	615,283

Net Increase (Decrease) In Cash and Cash Equivalents	69,800	42,338	(50,935)
Cash and Cash Equivalents at Beginning of Period	298,363	256,025	306,960

Cash and Cash Equivalents at End of Period	$368,163	$298,363	$256,025

Supplemental Cash Flows Information:
Interest paid	$24,031	$19,586	$11,742

Income taxes paid	$66,150	$52,650	$33,050

Non-Cash Investing Activities
Transfers from loans to other real estate owned	$2,500	$1,725	$5,311

Transfers from other real estate owned to loans	$—	$2,192	$—

See notes to consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014:

Note 1—Summary of Significant Accounting Policies

        The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the "Company"), EagleBank (the "Bank"), Eagle Commercial Ventures, LLC ("ECV"), Eagle Insurance Services, LLC, and Bethesda Leasing, LLC, with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company's books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America ("GAAP") and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2016. The following is a summary of the more significant accounting policies.

Nature of Operations

        The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Montgomery County, Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan's origination. As of December 31, 2016, the Bank offers its products and services through twenty one banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects; these transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending—Revenue Recognition below.

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
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

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

        The Company's current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2016 and December 31, 2015. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an excess servicing asset, which is computed on a loan by loan basis with the unamortized amount being included in intangible assets in the Consolidated Balance Sheets. This excess servicing asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other income in the Consolidated Statements of Operations.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, carried on the Consolidated Balance Sheet within other assets or other liabilities with changes in fair value recorded in other income within the Consolidated Statements of Operations. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions. The gross gains on loan sales are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

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

        Premiums and discounts on investment securities are amortized/accreted to the earlier of call or maturity based on expected lives, which lives are adjusted based on prepayment assumptions and call optionality, if any. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary in nature result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in management's intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the: (1) duration and magnitude of the decline in value; (2) financial condition of the issuer or issuers; and (3) structure of the security.

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
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

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

Higher Risk Lending—Revenue Recognition

        The Company has occasionally made higher risk acquisition, development, and construction ("ADC") loans that entail higher risks than ADC loans made following normal underwriting practices ("higher risk loan transactions"). These higher risk loan transactions are currently made through the Company's subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee ("AcSEC") guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC's guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Certain additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk loan transactions during 2016, 2015 or 2014 (although normal interest income was recorded) and had three higher risk loan transactions outstanding as of December 31, 2016, as compared to four higher risk loan transactions outstanding as of December 31, 2015, amounting to $9.3 million and $9.2 million, respectively.

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
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

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

Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method for financial reporting purposes. Premises and equipment are depreciated over the useful lives of the assets, which generally range from three to seven years for furniture, fixtures and equipment, three to five years for computer software and hardware, and five to twenty years for

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

building improvements. Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statements of Operations.

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

        Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually. The Company performs impairment testing during the fourth quarter of each year or when events or changes in circumstances indicate the assets might be impaired.

        The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of qualitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2016. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 1—Summary of Significant Accounting Policies

Interest Rate Swap Derivatives

        The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. With the exception of forward commitment contracts discussed above under Loans Held for Sale, the Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to certain variable rate deposits.

        At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company's intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation ("stand-alone derivative"). Regarding Interest Rate Swap Derivatives, the Company has no fair value hedges or stand-alone derivatives, only cash flow hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (a Consolidated Balance Sheet component of shareholders' equity) and is reclassified into earnings in the same period(s) during which the hedged transaction affects earnings (i.e. the period when cash flows are exchanged between counterparties). For both fair value and cash flow hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

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

Income Taxes

        The Company employs the asset and liability method of accounting for income taxes as required by ASC Topic 740, "Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e. temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are necessary for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company's tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at December 31, 2016 or December 31, 2015.

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
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

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

Stock-Based Compensation

        In accordance with ASC Topic 718, "Compensation," the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value of option and restricted stock awards computed at the date of grant. Compensation expense on variable stock option grants (i.e. performance based grant) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 17 for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2016, 2015 and 2014.

New Authoritative Accounting Guidance

        ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The Company adopted ASU 2015-03 effective fiscal year 2016, and applied its provisions retrospectively.

        ASU 2016-01, "Financial Instruments—(Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company's Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

        ASU 2016-02, "Leases (Topic 842)." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity's leasing activities. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company is currently evaluating the provisions of ASU 2016-02 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

        ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)." ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital ("APIC"). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's statutory income tax withholding obligation. The new guidance will

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company does not expect the provisions of ASU No. 2016-09 to have a material impact on the Company's Consolidated Financial Statements.

        ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. As amended, the new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the provisions of ASU 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

        ASU 2016-13, "Measurement of Credit Losses on Financial Instruments (Topic 326)." This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today's guidance delays recognition of credit losses. The standard will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale ("AFS") debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 2—Mergers and Acquisitions

        On October 31, 2014, the Company completed its acquisition of Virginia Heritage Bank ("Virginia Heritage"), a banking institution based in Fairfax County, Virginia. The acquisition of Virginia Heritage was effected through the merger (the "Merger") of Virginia Heritage with and into EagleBank, in accordance with the Agreement and Plan of Reorganization (the "Merger Agreement") among the Company, EagleBank and Virginia Heritage, dated June 9, 2014. Pursuant to the Merger Agreement, each share of Virginia Heritage common stock was converted into the right to receive 0.6632 shares of Company common stock and $7.50 in cash, plus cash in lieu of fractional shares. Outstanding options to acquire Virginia Heritage common stock were converted into fully vested options to purchase an aggregate of 401,497 shares of Company common stock. In connection with the Merger, the Company paid an aggregate of $45.4 million in cash to former shareholders of Virginia Heritage and issued 4,010,261 shares of Company common stock. On the acquisition date, the estimated fair values of Virginia Heritage included $914 million in assets, $800 million in loans and $645 million in deposits. The acquisition was valued at $189 million Additionally, pursuant to the Merger Agreement, each of the 15,300 shares of Virginia Heritage's Senior Non-Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation amount per share ("Virginia Heritage Series A Preferred Stock"), which was issued to the U.S. Treasury pursuant to the Small Business Lending Fund Program ("SBLF"), was exchanged for one share of a new series of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation amount $1,000 per share (the "Series C Preferred Stock"), which ranks equally with and has substantially identical terms and conditions as the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share ("Series B Preferred Stock"). The Series C Preferred Stock has a dividend rate of 1.00%. On November 2, 2015, the Company redeemed all Series B and Series C Preferred Stock as detailed in Note 13. The assets acquired and liabilities assumed were accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair value as of October 31, 2014, based on management's best estimates using the information available as of the merger date. The Company incurred $4.7 million of acquisition related expenses during the year ended December 31, 2014 related to the acquisition of Virginia Heritage, included within "Merger expenses" in the Consolidated Statements of Operations.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 2—Mergers and Acquisitions (Continued)

        The core deposit intangible asset recognized is being amortized on an accelerated basis over the remaining estimated life, currently expected to be 4 years.

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

Note 4—Investment Securities Available-for-Sale

        Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. agency securities	$107,425	$519	$1,802	$106,142
Residential mortgage backed securities	329,606	324	3,691	326,239
Municipal bonds	94,607	1,723	400	95,930
Corporate bonds	9,508	82	11	9,579
Other equity investments	218	—	—	218

	$541,364	$2,648	$5,904	$538,108

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 4—Investment Securities Available-for-Sale (Continued)

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. agency securities	$56,775	$477	$277	$56,975
Residential mortgage backed securities	299,709	692	3,160	297,241
Municipal bonds	114,253	4,131	3	118,381
Corporate bonds	15,090	—	152	14,938
Other equity investments	307	27	—	334

	$486,134	$5,327	$3,592	$487,869

        In addition, at December 31, 2016 and December 31, 2015, the Company held $21.6 million and $16.9 million in equity securities in a combination of Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

        The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.8 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2016 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity.

        Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2016 and 2015 are as follows:

		Less than 12 Months		12 Months or Greater		Total
December 31, 2016	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. agency securities	27	$88,991	$1,764	$3,768	$38	$92,759	$1,802
Residential mortgage backed securities	112	232,347	3,110	19,402	581	251,749	3,691
Municipal bonds	16	34,743	400	—	—	34,743	400
Corporate bonds	2	4,998	11	—	—	4,998	11

	157	$361,079	$5,285	$23,170	$619	$384,249	$5,904

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 4—Investment Securities Available-for-Sale (Continued)

		Less than 12 Months		12 Months or Greater		Total
December 31, 2015	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. agency securities	13	$32,927	$277	$—	$—	$32,927	$277
Residential mortgage backed securities	92	157,871	1,438	58,954	1,722	216,825	3,160
Municipal bonds	2	1,559	3	—	—	1,559	3
Corporate bonds	4	14,938	152	—	—	14,938	152

	111	$207,295	$1,870	$58,954	$1,722	$266,249	$3,592

        The amortized cost and estimated fair value of investments available-for-sale at December 31, 2016 and 2015 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016		December 31, 2015
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. agency securities maturing:
One year or less	$83,885	$82,548	$31,436	$31,361
After one year through five years	20,736	20,897	18,826	19,047
Five years through ten years	2,804	2,697	6,513	6,567
Residential mortgage backed securities	329,606	326,239	299,709	297,241
Municipal bonds maturing:
One year or less	1,056	1,070	4,450	4,478
After one year through five years	45,808	46,865	41,213	43,720
Five years through ten years	46,668	46,839	66,001	67,398
After ten years	1,075	1,156	2,589	2,785
Corporate bonds
After one year through five years	8,008	8,079	15,090	14,938
After ten years	1,500	1,500	—	—
Other equity investments	218	218	307	334

	$541,364	$538,108	$486,134	$487,869

        In 2016, gross realized gains on sales of investment securities were $1.4 million and gross realized losses on sales of investment securities were $188 thousand. In 2015, gross realized gains on sales of investment securities were $2.7 million and gross realized losses on sales of investment securities were $475 thousand. In 2014, gross realized gains on sales of investment securities were $298 thousand and gross realized losses on sales of investment securities were $276 thousand.

        Proceeds from sales and calls of investment securities for 2016, 2015 and 2014 were $94.3 million, $111.7 million, and $49.9 million, respectively.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 4—Investment Securities Available-for-Sale (Continued)

        The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at December 31, 2016 was $497.3 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of December 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders' equity.

Note 5—Loans and Allowance for Credit Losses

        The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.

        Loans, net of unamortized net deferred fees, at December 31, 2016 and 2015 are summarized by type as follows:

	December 31, 2016		December 31, 2015
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,200,728	21%	$1,052,257	21%
Income producing—commercial real estate	2,509,517	44%	2,115,478	42%
Owner occupied—commercial real estate	640,870	12%	498,103	10%
Real estate mortgage—residential	152,748	3%	147,365	3%
Construction—commercial and residential	932,531	16%	985,607	20%
Construction—C&I (owner occupied)	126,038	2%	79,769	2%
Home equity	105,096	2%	112,885	2%
Other consumer	10,365	—	6,904	—

Total loans	5,677,893	100%	4,998,368	100%
Less: Allowance for Credit Losses	(59,074)		(52,687)

Net loans	$5,618,819		$4,945,681

        Unamortized net deferred fees amounted to $22.3 million and $18.4 million at December 31, 2016 and 2015, of which $120 thousand and $144 thousand at December 31, 2016 and 2015, respectively, represented net deferred costs on home equity loans.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

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

        As of December 31, 2016 and 2015, the Bank serviced $128.8 million and $78.8 million, respectively, of SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets.

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

        The composition of the Company's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At December 31, 2016, owner occupied commercial real estate and construction—C&I (owner occupied) represent 14% of the loan portfolio. At December 31, 2016, non-owner occupied commercial real estate and real estate construction represented approximately 60% of the loan portfolio. The combined owner occupied and commercial real estate loans represent 74% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at December 31, 2016 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

        Approximately 2% of the loan portfolio at December 31, 2016 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio,

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        Approximately 3% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 22 months. These credits represent first liens on residential property loans originated by the Bank. While the Bank's general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank's portfolio until they are resold to another investor at a later date or mature.

        Loans are secured primarily by duly recorded first deeds of trust or mortgages. In some cases, the Bank may accept a recorded junior trust position. In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate satisfactory financial condition. Additionally, an equity contribution toward the project is customarily required.

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

        Substantially all construction draw requests must be presented in writing on American Institute of Architects documents and certified either by the contractor, the borrower and/or the borrower's architect. Each draw request shall also include the borrower's soft cost breakdown certified by the borrower or their Chief Financial Officer. Prior to an advance, the Bank or its contractor inspects the project to determine that the work has been completed, to justify the draw requisition.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The Company's loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.06 billion at December 31, 2016. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 67% of the outstanding ADC loan portfolio at December 31, 2016. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The following tables detail activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
For the Year Ended December 31, 2016
Allowance for credit losses:
Balance at beginning of period	$11,563	$14,122	$3,279	$1,268	$21,088	$1,292	$75	$52,687
Loans charged-off	(3,745)	(2,341)	—	—	—	(217)	(37)	(6,340)
Recoveries of loans previously charged-off	220	908	3	7	215	12	31	1,396

Net loans charged-off	(3,525)	(1,433)	3	7	215	(205)	(6)	(4,944)
Provision for credit losses	6,662	8,416	728	9	(4,816)	241	91	11,331

Ending balance	$14,700	$21,105	$4,010	$1,284	$16,487	$1,328	$160	$59,074

For the Year Ended December 31, 2016
Allowance for credit losses:
Individually evaluated for impairment	$2,671	$1,943	$350	$—	$522	$—	$113	$5,599
Collectively evaluated for impairment	12,029	19,162	3,660	1,284	15,965	1,328	47	53,475

Ending balance	$14,700	$21,105	$4,010	$1,284	$16,487	$1,328	$160	$59,074

For the Year Ended December 31, 2015
Allowance for credit losses:
Balance at beginning of period	$13,222	$11,442	$2,954	$1,259	$15,625	$1,469	$104	$46,075
Loans charged-off	(4,693)	(651)	—	—	(1,884)	(1,142)	(228)	(8,598)
Recoveries of loans previously charged-off	195	26	3	7	206	25	110	572

Net loans charged-off	(4,498)	(625)	3	7	(1,678)	(1,117)	(118)	(8,026)
Provision for credit losses	2,839	3,305	322	2	7,141	940	89	14,638

Ending balance	$11,563	$14,122	$3,279	$1,268	$21,088	$1,292	$75	$52,687

For the Year Ended December 31, 2015
Allowance for credit losses:
Individually evaluated for impairment	$3,478	$1,033	$400	$—	$950	$38	$3	$5,902
Collectively evaluated for impairment	8,085	13,089	2,879	1,268	20,138	1,254	72	46,785

Ending balance	$11,563	$14,122	$3,279	$1,268	$21,088	$1,292	$75	$52,687

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The Company's recorded investments in loans as of December 31, 2016 and December 31, 2015 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company's impairment methodology was as follows:

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
December 31, 2016
Recorded investment in loans:
Individually evaluated for impairment	$10,437	$15,057	$2,093	$241	$6,517	$—	$126	$34,471
Collectively evaluated for impairment	1,190,291	2,494,460	638,777	152,507	1,052,052	105,096	10,239	5,643,422

Ending balance	$1,200,728	$2,509,517	$640,870	$152,748	$1,058,569	$105,096	$10,365	$5,677,893

December 31, 2015
Recorded investment in loans:
Individually evaluated for impairment	$13,008	$6,118	$1,753	$—	$10,454	$161	$22	$31,516
Collectively evaluated for impairment	1,039,249	2,109,360	496,350	147,365	1,054,922	112,724	6,882	4,966,852

Ending balance	$1,052,257	$2,115,478	$498,103	$147,365	$1,065,376	$112,885	$6,904	$4,998,368

        At December 31, 2016, nonperforming loans acquired from Fidelity & Trust Financial Corporation ("Fidelity") and Virginia Heritage have a carrying value of $491 thousand and $587 thousand, respectively, and an unpaid principal balance of $548 thousand and $1.6 million, respectively, and were evaluated separately in accordance with ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discounts. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

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
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of December 31, 2016 and 2015.

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans
December 31, 2016
Commercial	$1,160,185	$30,106	$10,437	$—	$1,200,728
Income producing—commercial real estate	2,489,407	5,053	15,057	—	2,509,517
Owner occupied—commercial real estate	630,827	7,950	2,093	—	640,870
Real estate mortgage—residential	151,831	676	241	—	152,748
Construction—commercial and residential	1,051,445	607	6,517	—	1,058,569
Home equity	103,484	1,612	—	—	105,096
Other consumer	10,237	2	126	—	10,365

Total	$5,597,416	$46,006	$34,471	$—	$5,677,893

December 31, 2015
Commercial	$1,021,427	$17,822	$13,008	$—	$1,052,257
Income producing—commercial real estate	2,096,032	13,328	6,118	—	2,115,478
Owner occupied—commercial real estate	488,496	7,854	1,753	—	498,103
Real estate mortgage—residential	146,651	714	—	—	147,365
Construction—commercial and residential	1,049,926	4,996	10,454	—	1,065,376
Home equity	110,870	1,854	161	—	112,885
Other consumer	6,877	5	22	—	6,904

Total	$4,920,279	$46,573	$31,516	$—	$4,998,368

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The following table presents, by class of loan, information related to nonaccrual loans as of December 31, 2016 and 2015.

(dollars in thousands)	December 31, 2016	December 31, 2015
Commercial	$2,490	$4,940
Income producing—commercial real estate	10,539	5,961
Owner occupied—commercial real estate	2,093	1,268
Real estate mortgage—residential	555	329
Construction—commercial and residential	2,072	557
Home equity	—	161
Other consumer	126	23

Total nonaccrual loans(1)(2)	$17,875	$13,239

(1)
Excludes troubled debt restructurings ("TDRs") that were performing under their restructured terms totaling $3.5 million at December 31, 2016, and $11.8 million at December 31, 2015.

(2)
Gross interest income of $1.2 million would have been recorded in 2016 if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans was $48 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of December 31, 2016 and 2015.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans
December 31, 2016
Commercial	$1,634	$757	$2,490	$4,881	$1,195,847	$1,200,728
Income producing—commercial real estate	511	—	10,539	11,050	2,498,467	2,509,517
Owner occupied—commercial real estate	3,987	3,328	2,093	9,408	631,462	640,870
Real estate mortgage—residential	1,015	163	555	1,733	151,015	152,748
Construction—commercial and residential	360	1,342	2,072	3,774	1,054,795	1,058,569
Home equity	—	—	—	—	105,096	105,096
Other consumer	101	9	126	236	10,129	10,365

Total	$7,608	$5,599	$17,875	$31,082	$5,646,811	$5,677,893

December 31, 2015
Commercial	$4,130	$1,364	$4,940	$10,434	$1,041,823	$1,052,257
Income producing—commercial real estate	2,841	—	5,961	8,802	2,106,676	2,115,478
Owner occupied—commercial real estate	3,189	902	1,268	5,359	492,744	498,103
Real estate mortgage—residential	—	—	329	329	147,036	147,365
Construction—commercial and residential	—	5,020	557	5,577	1,059,799	1,065,376
Home equity	—	77	161	238	112,647	112,885
Other consumer	56	60	23	139	6,765	6,904

Total	$10,216	$7,423	$13,239	$30,878	$4,967,490	$4,998,368

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The following table presents, by class of loan, information related to impaired loans for the years ended December 31, 2016 and 2015.

						Average Recorded Investment		Interest Income Recognized
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance
(dollars in thousands)				Total Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Quarter To Date	Year To Date
December 31, 2016
Commercial	$8,296	$2,532	$3,095	$5,627	$2,671	$12,620	$12,755	$79	$191
Income producing—commercial real estate	14,936	5,048	9,888	14,936	1,943	16,742	17,533	54	198
Owner occupied—commercial real estate	2,483	1,691	792	2,483	350	2,233	2,106	—	13
Real estate mortgage—residential	555	555	—	555	—	246	249	—	—
Construction—commercial and residential	2,072	1,535	537	2,072	522	5,091	5,174	—	—
Home equity	—	—	—	—	—	78	89	—	—
Other consumer	126	—	126	126	113	42	32	2	4

Total	$28,468	$11,361	$14,438	$25,799	$5,599	$37,052	$37,938	$135	$406

December 31, 2015
Commercial	$9,555	$2,396	$3,715	$6,111	$3,478	$9,671	$10,309	$21	$69
Income producing—commercial real estate	11,814	1,190	9,931	11,121	1,033	10,675	10,294	95	354
Owner occupied—commercial real estate	1,753	946	807	1,753	400	1,772	1,810	—	—
Real estate mortgage—residential	329	329	—	329	—	—	—	—	—
Construction—commercial and residential	5,577	—	5,577	5,577	950	8,031	7,594	(93)	205
Home equity	161	116	45	161	38	411	650	—	—
Other consumer	23	20	3	23	3	47	31	(1)	1

Total	$29,212	$4,997	$20,078	$25,075	$5,902	$30,607	$30,688	$22	$629

Modifications

        A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of December 31, 2016, all performing TDRs were categorized as interest-only modifications.

        Loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.

        The following table presents, by class, the recorded investment of loans modified in TDRs held by the Company during the years ended December 31, 2016 and 2015.

	For the Year Ended December 31, 2016
(dollars in thousands)	Number of Contracts	Commercial	Income Producing— Commercial Real Estate	Owner Occupied— Commercial Real Estate	Construction— Commercial Real Estate	Total
Troubled debt restructings
Restructured accruing	7	$3,137	$4,397	$390	$—	$7,924
Restructured non-accruing	3	434	—	—	4,933	5,367

Total	10	$3,571	$4,397	$390	$4,933	$13,291

Specific allowance		$855	$920	$—	$—	$1,775

Restructured and subsequently defaulted		$—	$—	$—	$—	$—

	For the Year Ended December 31, 2015
(dollars in thousands)	Number of Contracts	Commercial	Income Producing— Commercial Real Estate	Owner Occupied— Commercial Real Estate	Construction— Commercial Real Estate	Total
Troubled debt restructings
Restructured accruing	7	$1,171	$5,160	$485	$5,020	$11,836
Restructured non-accruing	1	211	—	—	—	211

Total	8	$1,382	$5,160	$485	$5,020	$12,047

Specific allowance		$49	$6	$—	$600	$655

Restructured and subsequently defaulted		$—	$—	$—	$—	$—

        The Company had ten TDRs at December 31, 2016, totaling approximately $8.9 million, as compared to eight TDRs totaling approximately $12.1 million at December 31, 2015. At December 31, 2016, seven of these TDR loans, totaling approximately $3.5 million, are performing under their modified terms. During 2016, there were four loans modified in a TDR totaling approximately $2.2 million. There were four loans totaling approximately $1.9 million modified in a TDR during the year ended December 31, 2015. During the year ended December 31, 2016, there were two performing TDR loans totaling approximately $5.2 million that experienced defaults on their modified terms, as compared to the year ended December 31, 2015, which had no defaults on restructured loans. During 2016, these two previously performing TDRs were reclassified to nonperforming loans. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. There were no nonperforming

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

TDRs reclassified to nonperforming loans during the year ended December 31, 2015. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

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
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The following table presents changes in the credit mark accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated.

(dollars in thousands)	2016	2015
Balance at January 1,	$(6,008)	$(10,298)
Net reclassifications from nonaccretable yield	—	—
Accretion	1,564	4,290

Balance at December 31,	$(4,444)	$(6,008)

Related Party Loans

        Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2016 and 2015.

(dollars in thousands)	2016	2015
Balance at January 1,	$29,949	$17,082
Additions	31,158	23,578
Repayments	(8,537)	(10,711)

Balance at December 31,	$52,570	$29,949

Note 6—Premises and Equipment

        Premises and equipment include the following at December 31:

(dollars in thousands)	2016	2015
Leasehold improvements	$29,207	$26,987
Furniture and equipment	26,994	22,217
Less accumulated depreciation and amortization	(35,540)	(30,950)

Total premises and equipment, net	$20,661	$18,254

        Total depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014, was $5.0 million, $6.1 million and $4.6 million, respectively.

        The Company leases banking and office space in 29 locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from five to ten years and provide for one or more five year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $8.5 million for 2016, $8.5 million for 2015, and $7.5 million in 2014. The Company subleased four leased premises during 2016, six leased premises during 2015, and two leased premises during 2013. The Company recorded $579 thousand,

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 6—Premises and Equipment (Continued)

$435 thousand, and $114 thousand of sublease income as a reduction of rent expense during 2016, 2015, and 2014, respectively.

        At December 31, 2016, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
(dollars in thousands)
2017	$8,016
2018	7,736
2019	7,464
2020	6,990
2021	6,069
Thereafter	16,179

Total minimum lease payments	$52,454

Note 7—Intangible Assets

        Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

(dollars in thousands)	Gross Intangible Assets	Additions	Accumulated Amortization	Net Intangible Assets
December 31, 2016
Goodwill(1)	$104,168	$—	$—	$104,168
Core deposit(2)	7,070	—	(4,291)	2,779
Excess servicing(3)	387	602	(517)	472

	$111,625	$602	$(4,808)	$107,419

December 31, 2015
Goodwill(1)	$104,425	$(257)	$—	$104,168
Core deposit(2)	7,070	—	(3,084)	3,986
Excess servicing(3)	282	379	(273)	388

	$111,777	$122	$(3,357)	$108,542

The aggregate amortization expense was $1.7 million, $1.5 million, and $743 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 7—Intangible Assets (Continued)

(2)
In connection with the Fidelity and Virginia Heritage acquisitions, the Company made an allocation of the purchase price of $2.3 million and $4.6 million, respectively, to the core deposit intangibles. These allocations were based on independent evaluations, and are included in intangible assets, net of accumulated amortization on the Consolidated Balances Sheets. The amount of the core deposit intangible relating to the Fidelity acquisition at December 31, 2016 was $209 thousand, which is being amortized over its remaining economic life through 2018 as a component of other noninterest expense. The amount of the core deposit intangible relating to the Virginia Heritage acquisition at December 31, 2016 was $2.6 million, which is being amortized over its remaining economic life through the year 2020 as a component of other noninterest expense. Amortization expense for core deposit intangibles totaled $1.2 million for both the years ended December 31, 2016 and 2015. The unamortized assets at December 31, 2016 and 2015 were $2.8 million and $4.0 million, respectively.

(3)
The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to the loan term and amortization period are made to arrive at the initial recorded value.

        The future estimated annual amortization expense is presented below:

Years ending December 31:
(dollars in thousands)
2017	$1,064
2018	957
2019	715
2020	43

Total	$2,779

Note 8—Other Real Estate Owned

        The activity within OREO for the years ended December 31, 2016 and 2015 is presented in the table below. There were no residential real estate loans in the process of foreclosure as of December 31, 2016. For the year ended December 31, 2016 and 2015, proceeds on sales of OREO were $6.1 million and $5.5 million, respectively. For the year ended December 31, 2016, the Company realized a net gain on sales of OREO of $682 thousand compared to a net loss on sales of OREO of $328 thousand for the year ended December 31, 2015.

	Year Ended December 31,
(dollars in thousands)	2016	2015
Balance beginning of period	$5,852	$13,224
Real estate acquired from borrowers	2,500	1,725
Valuation allowance	(200)	(1,100)
Properties sold	(5,458)	(7,997)

Balance end of period	$2,694	$5,852

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

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

        At December 31, 2016 the Bank had mortgage banking derivative financial instruments with a notional value of $34.2 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2016 was $114 thousand included in other assets and $55 thousand included in other liabilities. At December 31, 2015 the Bank had mortgage banking derivative financial instruments with a notional value of $39.6 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2015 was $24 thousand included in other assets and $30 thousand included in other liabilities.

        Included in other noninterest income for the year ended December 31, 2016 and 2015 was a net loss of $199 thousand and a net loss of $155 thousand, respectively, relating to mortgage banking derivative instruments. The amount included in other noninterest income for year ended December 31, 2016 and 2015 pertaining to its mortgage banking hedging activities was a net realized gain of $730 thousand and a net realized gain of $202 thousand, respectively.

Note 10—Interest Rate Swap Derivatives

        The Company uses interest rate swap agreements to assist in its interest rate risk management. The Company's objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into forward starting interest rate swaps in April 2015 as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank's cost of funds. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 10—Interest Rate Swap Derivatives (Continued)

amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from two counterparties in exchange for the Company making fixed payments beginning in April 2016. The Company's intent is to hedge its exposure to the variability in potential future interest rate conditions on existing financial instruments.

        As of December 31, 2016 and December 31, 2015, the Company had three forward starting interest rate swap transactions outstanding that had an aggregate notional amount of $250 million associated with the Company's variable rate deposits. The net unrealized loss before income tax on the swaps was $692 thousand at December 31, 2016 and $1.4 million at December 31, 2015. The lesser unrealized loss at year end 2016 is due a decrease in expected spreads between short and longer term interest rates for the remaining term of the interest rate swap.

        For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company recognized an immaterial amount in earnings due to hedge ineffectiveness during the year ended December 31, 2016. The Company did not recognize any hedge ineffectiveness in earnings during the year ended December 31, 2015.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company's variable-rate assets/liabilities. During the year ended December 31, 2016, the Company reclassified $2.3 million related to derivatives from accumulated other comprehensive income to interest expense. During the year ended December 31, 2015, the Company did not have any reclassifications to interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $1.9 million will be reclassified as an increase in interest expense.

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

        The interest rate swap agreements detail: the requirement that collateral be posted when the market value exceeds certain threshold limits associated with the secured party's exposure; that if the Company defaults on any of its indebtedness (including default where repayment of the indebtedness has not been accelerated by the lender), then the Company could also be declared in default on its derivative obligations; and that if the Company fails to maintain its status as a well/adequately capitalized institution then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 10—Interest Rate Swap Derivatives (Continued)

        The aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our capital status) that were in a net liability position totaled $692 thousand and $1.4 million as of December 31, 2016 and December 31, 2015, respectively. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $550 thousand against its obligations under these agreements for the year ended December 31, 2016 compared to $2.9 million for the year ended December 31, 2015. If the Company had breached any of these provisions at December 31, 2016 or December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

        The table below identifies the balance sheet category and fair values of the Company's derivative instruments (all of which are designated as cash flow hedges) as of December 31, 2016 and December 31, 2015.

(dollars in thousands)	Swap Number	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
December 31, 2016
Interest rate swap	(1)	$75,000	$(197)	Other Liabilities	1 month USD-LIBOR-BBA w/ –1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(514)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	19	Other Liabilities	1 month USD-LIBOR-BBA w/ –1 day lookback +10 basis points	1.92%	March 31, 2022

	Total	$250,000	$(692)

(dollars in thousands)	Swap Number	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
December 31, 2015
Interest rate swap	(1)	$75,000	$(368)	Other Liabilities	1 month USD-LIBOR-BBA w/ –1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(665)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	(384)	Other Liabilities	1 month USD-LIBOR-BBA w/ –1 day lookback +10 basis points	1.92%	March 31, 2022

	Total	$250,000	$(1,417)

        The table below presents the pre-tax net gains (losses) of the Company's cash flow hedges for the years ended December 31, 2016 and December 31, 2015.

		Year Ended December 31, 2016
		Effective Portion			Ineffective Portion
			Reclassified from AOCI into income		Recognized in Income on Derivatives
(dollars in thousands)	Swap Number	Amount of Pre-tax gain (loss) Recognized in OCI	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Interest rate swap	(1)	$(197)	Interest Expense	$(628)	Other Expense	$—
Interest rate swap	(2)	(514)	Interest Expense	(880)	Other Expense	—
Interest rate swap	(3)	19	Interest Expense	(747)	Other Expense	1

	Total	$(692)		$(2,255)		$1

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 10—Interest Rate Swap Derivatives (Continued)

		Year Ended December 31, 2015
		Effective Portion			Ineffective Portion
			Reclassified from AOCI into income		Recognized in Income on Derivatives
(dollars in thousands)	Swap Number	Amount of Pre-tax gain (loss) Recognized in OCI	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Interest rate swap	(1)	$(368)		$—		$—
Interest rate swap	(2)	(665)		—		—
Interest rate swap	(3)	(384)		—		—

	Total	$(1,417)		$—		$—

        Balance Sheet Offsetting:    Our interest rate swap derivatives are eligible for offset in the consolidated balance sheet and are subject to master netting arrangements. Our derivative transactions with counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of set-off" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. The Company generally offsets such financial instruments for financial reporting purposes.

        The following table presents the liabilities subject to an enforceable master netting arrangement as of December 31, 2016 and December 31, 2015.

Year Ended December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
Offsetting of Derivative Liabilities (dollars in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$514	$(19)	$495	$—	$(380)	$115
Counterparty 2	197	—	197	—	(170)	27

	$711	$(19)	$692	$—	$(550)	$142

Year Ended December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
Offsetting of Derivative Liabilities (dollars in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$1,049	$—	$1,049	$—	$(2,170)	$(1,121)
Counterparty 2	368	—	368	—	(740)	(372)

	$1,417	$—	$1,417	$—	$(2,910)	$(1,493)

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 11—Deposits

        The following table provides information regarding the Bank's deposit composition at December 31, 2016, 2015 and 2014 as well as the average rate being paid on interest bearing deposits at December 31, 2016, 2015 and 2014.

	2016		2015		2014
(dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$1,775,684	—	$1,405,067	—	$1,175,799	—
Interest bearing transaction	289,122	0.16%	178,797	0.16%	143,628	0.13%
Savings and money market	2,902,560	0.54%	2,835,325	0.34%	2,302,600	0.32%
Time, $100,000 or more	464,842	0.95%	406,570	0.77%	393,132	0.68%
Other time	283,906	0.86%	332,685	0.74%	295,609	0.70%

Total	$5,716,114		$5,158,444		$4,310,768

        The remaining maturity of time deposits at December 31, 2016, 2015 and 2014 are as follows:

(dollars in thousands)	2016	2015	2014
Three months or less	$120,238	$88,483	$104,482
More than three months through six months	151,422	123,789	106,861
More than six months through twelve months	207,141	234,684	182,187
Over twelve months	269,947	292,299	295,211

Total	$748,748	$739,255	$688,741

        Interest expense on deposits for the years ended December 31, 2016, 2015 and 2014 is as follows:

(dollars in thousands)	2016	2015	2014
Interest bearing transaction	$646	$291	$178
Savings and money market	12,038	8,185	6,265
Time, $100,000 or more	6,487	5,019	2,830
Other time	77	848	365

Total	$19,248	$14,343	$9,638

        Related Party Deposits totaled $57.5 million and $57.3 million at December 31, 2016 and 2015, respectively.

        As of December 31, 2016 and December 31, 2015, time deposit accounts in excess of $250 thousand totaled $241.3 million and $180.1 million, respectively.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 12—Borrowings

        Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2016		2015		2014
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased	$68,876	0.35%	$72,356	0.23%	$61,120	0.25%
Federal Home Loan Bank—current portion	—		—	—	100,000	0.38%

Total	$68,876		$72,356		$161,120

Average Daily Balance:
Customer repurchase agreements and federal funds purchased	$77,833	0.21%	$59,141	0.22%	$63,490	0.23%
Federal Home Loan Bank—current portion	29,376	2.45%	27,659	0.31%	7,288	0.42%

Total	$107,209		$86,800		$70,778

Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased	$136,689	0.16%	$73,696	0.21%	$80,471	0.28%
Federal Home Loan Bank—current portion	100,000	0.94%	140,000	0.20%	100,000	0.38%

Total	$236,689		$213,696		$180,471

Long-term:
At Year-End:
Federal Home Loan Bank	$0	—	$0	—	$40,000	2.62%
Subordinated Notes	220,000	5.42%	70,000	5.75%	79,300	6.40%
United Bank Line of Credit	—	—	—	—	—	—

Total	$220,000		$70,000		$119,300

Average Daily Balance:
Federal Home Loan Bank	$0	—	$8,329	2.25%	$39,205	2.00%
Subordinated Notes	135,164	5.54%	74,117	6.06%	37,875	6.59%
United Bank Line of Credit	—	—	—	—	—	—

Total	$135,164		$82,446		$77,080

Maximum Month-end Balance:
Federal Home Loan Bank	$0	—	$40,000	0.37%	$122,500	0.68%
Subordinated Notes	220,000	5.42%	79,300	6.52%	79,300	6.52%
United Bank Line of Credit	—	—	—	—	—	—

Total	$220,000		$119,300		$201,800

        The Company offers its business customers a repurchase agreement sweep account in which it collateralizes these funds with U.S. agency and mortgage backed securities segregated in its investment

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 12—Borrowings (Continued)

portfolio for this purpose. By entering into the agreement, the customer agrees to have the Bank repurchase the designated securities on the business day following the initial transaction in consideration of the payment of interest at the rate prevailing on the day of the transaction.

        The Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2016 and can borrow unsecured funds under one-way Certificates of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep ("ICS") brokered deposits in the amount of $1.03 billion, against which there was $19.9 million outstanding at December 31, 2016. The Bank also has a commitment at December 31, 2016 from Promontory to place up to $700.0 million of brokered deposits from its Insured Network Deposit ("IND") program with the Bank, with an actual balance of $356.5 million outstanding at December 31, 2016. At December 31, 2016, the Bank was also eligible to make advances from the FHLB up to $1.25 billion based on collateral at the FHLB, of which there were no amounts outstanding at December 31, 2016. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which amounts to approximately $440.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

        During 2016, the Company renewed its Loan Agreement and related Stock Security Agreement and Promissory Note (the "credit facility") with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50.0 million for working capital purposes, or to finance capital contributions to the Bank in whole and to ECV in part. This facility was originally entered into in August 2008 and has been renegotiated over the past eight years to its current terms. The credit facility is secured by a first lien on a portion of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2017. There were no amounts outstanding under this credit at December 31, 2016 or December 31, 2015.

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

        On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the "2026 Notes"). The Notes were offered to the public at par. The notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 12—Borrowings (Continued)

Basel III Rule capital requirements. The net proceeds were approximately $147.35 million, which includes $2.6 million in deferred financing costs which is being amortized over the life of the 2026 Notes.

Note 13—Preferred Stock and Warrants

        On November 2, 2015, the Company redeemed all of the 56,600 shares of the Series B Preferred Stock, and all of the 15,300 shares of the Company's Series C Preferred Stock. The aggregate redemption price of the Series B Preferred Stock and Series C Preferred Stock was approximately $71.96 million, including dividends accrued but unpaid through, but not including the redemption date.

        On December 27, 2016, 378,495 net shares of common stock were issued upon the exercise in full of the warrant for 423,977 shares originally issued in connection with the issuance of the Series B Preferred Stock.

Note 14—Income Taxes

        Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2016	2015	2014
Current federal income tax	$53,290	$46,758	$32,384
Current state income tax	13,733	11,020	7,114

Total current	67,023	57,778	39,498

Deferred federal income tax benefit	(5,523)	(6,642)	(7,494)
Deferred state income tax benefit	(105)	(87)	(46)

Total deferred	(5,628)	(6,729)	(7,540)

Total income tax expense	$61,395	$51,049	$31,958

        Temporary timing differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Gross deferred tax assets and liabilities, shown as the

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 14—Income Taxes (Continued)

sum of the appropriate tax effect for each significant type of temporary difference, is presented below for the years ended December 31:

(dollars in thousands)	2016	2015	2014
Deferred tax assets
Allowance for credit losses	$23,738	$21,191	$18,544
Deferred loan fees and costs	10,728	9,724	10,337
Deferred rent	1,483	1,364	—
Stock-based compensation	3,037	2,068	1,714
Net operating loss	2,695	2,946	3,198
Unrealized loss on securities available-for-sale	1,303	—	—
Unrealized loss on interest rate swap derivatives	284	—	—
SERP	2,088	1,776	1,421
Premises and equipment	3,838	3,381	1,590
Other	477	383	71

Total deferred tax assets	49,671	42,833	36,875

Deferred tax liabilities
Unrealized gain on securities available for sale	—	(694)	(1,765)
Excess servicing	(191)	(157)	(114)
Deferred rent	—	—	(162)
Intangible assets	(1,260)	(1,671)	(2,323)

Total deferred tax liabilities	(1,451)	(2,522)	(4,364)

Net deferred income tax amount	$48,220	$40,311	$32,511

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 follows:

	2016	2015	2014
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) due to
State income taxes, net of federal income tax benefit	5.57	5.26	5.33
Tax exempt interest and dividend income	(0.98)	(1.25)	(2.28)
Stock-based compensation expense	0.01	0.02	0.04
Other	(1.01)	(1.28)	(1.02)

Effective tax rates	38.59%	37.75%	37.07%

        The net operating loss carry forward acquired in conjunction with the Fidelity acquisition is subject to annual limits under Section 382 of the Internal Revenue Code of $718 thousand and expires in 2027. The Company remains subject to examination for the years ending after December 31, 2012.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 15—Net Income per Common Share

        The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2016	2015	2014
Basic:
Net income available to common shareholders	$97,707	$83,566	$53,644
Average common shares outstanding	33,587	32,836	26,684

Basic net income per common share	$2.91	$2.54	$2.01

Diluted:
Net income available to common shareholders	$97,707	$83,566	$53,644
Average common shares outstanding	33,587	32,836	26,684
Adjustment for common share equivalents	594	643	867

Average common shares outstanding-diluted	34,181	33,479	27,551

Diluted net income per common share	$2.86	$2.50	$1.95

Anti-dilutive shares	7	5	13

Note 16—Related Party Transactions

        The Bank leases office space from a limited liability company in which a trust for the benefit of an executive officer's children has a 51% interest. During the fourth quarter of 2015, the Company entered into an agreement to lease office space for a second location with limited liability companies in which an executive officer indirectly owns a majority interest. The Company paid $1.9 million, $1.6 million, and $1.3 million excluding certain pass-through expenses for the years ended December 31, 2016, 2015 and 2014, respectively.

        A director is a partner in the law firm which has provided, and continues to provide, legal services to the Company and its subsidiaries. During 2016, the Company and its subsidiaries paid aggregate fees of $1.0 million to that firm. Under the Director's arrangement with his firm, he does not participate significantly in the profits or revenues resulting from the provision of legal services to the Company and its subsidiaries.

Note 17—Stock-Based Compensation

        The Company maintains the 2016 Stock Plan ("2016 Plan"), the 2006 Stock Plan ("2006 Plan") and the 2011 Employee Stock Purchase Plan ("2011 ESPP").

        In connection with the acquisition of Fidelity, the Company assumed the Fidelity 2004 Long Term Incentive Plan and the 2005 Long Term Incentive Plan (the "Fidelity Plans").

        In connection with the acquisition of Virginia Heritage, the Company assumed the Virginia Heritage 2006 Stock Option Plan and the 2010 Long Term Incentive Plan (the "Virginia Heritage Plans").

        No additional options may be granted under the 2006 Plan, the Fidelity Plans, or the Virginia Heritage Plans.

        The Company adopted the 2016 Plan upon approval by the shareholders at the 2016 Annual Meeting held on May 12, 2016. The 2016 Plan provides directors and selected employees of the Bank, the Company,

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 17—Stock-Based Compensation (Continued)

and their affiliates with the opportunity to acquire shares of stock, through awards of options, time vested restricted stock, performance-based restricted stock and stock appreciation rights. Under the 2016 Plan, 1,000,000 shares of common stock were initially reserved for issuance, of which 998,500 remain available for future awards at December 31, 2016.

        For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model, and for restricted stock awards under the 2006 plan is based on the average of the high and low stock price of the Company's shares on the date of grant. For awards that are performance-based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant.

        In February 2016, the Company awarded 80,365 shares of time vested restricted stock to senior officers, and certain employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.

        February 2016, the Company awarded senior officers a targeted number of 34,957 performance vested restricted stock units (PRSU's). Absent acceleration for defined events such as death, disability and retirement, the vesting of PRSU's is 100% after three years with payouts based on threshold, target or maximum average performance targets over the three year period relative to a peer index. The three performance metrics are average annual earnings per share growth, average annual total shareholder return and average annual return on average assets.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 17—Stock-Based Compensation (Continued)

        Below is a summary of stock option activity for the twelve months ended December 31, 2016, 2015 and 2014. The information excludes restricted stock awards.

	Years Ended December 31,
	2016		2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning balance	298,740	$9.97	759,683	$11.36	503,834	$10.41
Issued	3,000	49.49	5,000	46.50	21,000	32.77
Assumed from
Virginia Heritage	—	—	—	—	401,497	13.16
Exercised	(77,144)	14.48	(443,912)	12.03	(157,313)	14.71
Forfeited	(1,100)	15.48	(12,380)	29.58	(8,110)	33.06
Expired	(6,637)	12.87	(9,651)	18.19	(1,225)	9.00

Ending balance	216,859	$8.80	298,740	$9.97	759,683	$11.36

        The following summarizes information about stock options outstanding at December 31, 2016. The information excludes restricted stock units and awards.

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding:
Range of Exercise Prices
$5.76 $10.72	154,535	$5.76	2.02
$10.73 $15.45	47,886	10.83	1.49
$15.46 $20.01	447	16.66	6.22
$20.02 $49.91	13,991	35.12	7.23

	216,859	$8.80	2.25

	Stock Options Exercisable	Weighted-Average Exercise Price
Exercisable:
Range of Exercise Prices
$5.76 $10.72	102,488	$5.76
$10.73 $15.45	47,886	10.83
$15.46 $20.01	447	16.66
$20.02 $49.91	4,921	23.83

	155,742	$7.92

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 17—Stock-Based Compensation (Continued)

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
Expected volatility	24.23%	31.21%	34.25%
Weighted-Average volatility	24.23%	31.21%	34.25%
Expected dividends	—	—	—
Expected term (in years)	7.0	7.0	9.4
Risk-free rate	1.37%	1.64%	2.26%
Weighted-average fair value (grant date)	$14.27	$16.73	$13.49
Weighted-average fair value (grant date) for Virginia Heritage Bank ("VHB") options assumed	n/a	n/a	$24.89

        The expected lives are based on the "simplified" method allowed by ASC Topic 718"Compensation," whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

        The total intrinsic value of outstanding stock options was $11.4 million and $12.2 million, respectively, at December 31, 2016 and 2015. The total fair value of stock options vested was $66 thousand, $90 thousand and $10.1 million (including $10.0 million of assumed stock options issued under the Virginia Heritage Plans), for 2016, 2015 and 2014, respectively. Unrecognized stock-based compensation expense related to stock options totaled $128 thousand at December 31, 2016. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.74 years.

        Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Proceeds from stock options exercised	$955	$5,176	$2,313
Tax benefits realized from stock compensation	400	2,984	978
Intrinsic value of stock options exercised	2,824	11,042	3,184

        The Company has unvested restricted stock awards and PRSU grants of 296,192 shares under the 2006 Plan at December 31, 2016. Unrecognized stock based compensation expense related to restricted stock awards totaled $4.8 million at December 31, 2016. At such date, the weighted-average period over

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 17—Stock-Based Compensation (Continued)

which this unrecognized expense was expected to be recognized was 1.81 years. The following table summarizes the unvested restricted stock awards at December 31, 2016 and 2015:

	Years Ended December 31,
	2016		2015
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning	369,093	$24.43	509,336	$21.58
Issued	139,732	45.45	78,070	36.06
Forfeited	(10,480)	40.28	(8,490)	33.57
Vested	(202,153)	23.22	(209,823)	21.47

Unvested at end	296,192	$34.61	369,093	$24.43

        Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At December 31, 2016, the 2011 ESPP had 416,543 shares remaining for issuance.

        Included in salaries and employee benefits in the accompanying Consolidated Statements of Operations, the Company recognized $6.9 million, $5.1 million and $4.0 million in stock-based compensation expense for 2016, 2015 and 2014, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 18—Employee Benefit Plans

        The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is annually reviewed. For the years 2016, 2015 and 2014, the Company recognized $1.1 million, $755 thousand, and $833 thousand in expense, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

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

        The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The annuity contracts accrued $46 thousand and $84 thousand respectively of income for the years ended December 31, 2016 and 2015, which is included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts is $11.9 million at December 31, 2016 and is included in other assets on the Consolidated Balance Sheet. For the years ended December 31, 2016 and 2015, the Company recorded benefit expense accruals of $933 thousand and $953 thousand respectively for this post retirement benefit.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 20—Financial Instruments with Off-Balance Sheet Risk (Continued)

        Loan commitments outstanding and lines and letters of credit at December 31, 2016 and 2015 are as follows:

(dollars in thousands)	2016	2015
Unfunded loan commitments	$2,225,995	$1,891,934
Unfunded lines of credit	94,375	112,159
Letters of credit	72,084	83,511

Total	$2,392,454	$2,087,604

        Because most of the Company's business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, the performance of which will be influenced by the economy of the region.

        The Bank maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $127 thousand at December 31, 2016 and $117 thousand at December 31, 2015. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets. Changes in the balance of the reserve are a component of other expenses in the accompanying Consolidated Statements of Operations. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2016, no reserve charges have occurred related to fraud.

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

Note 21—Commitments and Contingent Liabilities

        The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 20 to the

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 21—Commitments and Contingent Liabilities (Continued)

Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2016 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$4,967,366	$—	$—	$—	$4,967,366
Time deposits(1)	478,801	239,055	30,892	—	748,748
Borrowed funds(2)	68,876	—	—	220,000	288,876
Operating lease obligations	8,016	15,200	13,059	16,179	52,454
Outside data processing(3)	5,048	9,606	2,619	—	17,273
George Mason sponsorship(4)	650	1,300	1,325	9,825	13,100
Non-Compete agreement(5)	1,005	251	—	—	1,256

Total	$5,529,762	$265,412	$47,895	$246,004	$6,089,073

(1)
Excludes accrued interest payable at December 31, 2016.

(2)
Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.

(3)
The Bank has outstanding obligations under its current core data processing contract that expire in May 2020 and two other vendor arrangements that relate to network infrastructure and data center services, one expires in July 2020 and the other expires in December 2018.

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

(5)
Non-compete agreement with a retired Director.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 22—Regulatory Matters (Continued)

        Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and CET1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), referred to as the Leverage Ratio. Management believes, as of December 31, 2016 and 2015, that the Company and Bank met all capital adequacy requirements to which they are subject.

        The actual capital amounts and ratios for the Company and Bank as of December 31, 2016 and 2015 are presented in the table below:

	Company		Bank
					Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2016
CET1 capital (to risk weighted aseets)	$737,512	10.80%	$854,226	12.55%	5.125%	6.5%
Total capital (to risk weighted assets)	1,016,712	14.89%	913,100	13.41%	8.625%	10.0%
Tier 1 capital (to risk weighted assets)	737,512	10.80%	854,226	12.55%	6.625%	8.0%
Tier 1 capital (to average assets)	737,512	10.72%	854,226	12.44%	5.000%	5.0%
As of December 31, 2015
CET1 capital (to risk weighted assets)	$632,408	10.68%	$620,879	10.52%	4.50%	6.5%
Total capital (to risk weighted assets)	755,212	12.75%	673,442	11.41%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	632,408	10.68%	620,879	10.52%	6.00%	8.0%
Tier 1 capital (to average assets)	632,408	10.90%	620,879	10.74%	4.00%	5.0%

*
Applies to Bank only

        Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2016, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 23—Other Comprehensive Income

        The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2016
Net unrealized loss on securities available-for-sale	$(3,800)	$(1,520)	$(2,280)
Less: Reclassification adjustment for net gains included in net income	(1,194)	(478)	(716)

Total unrealized loss	(4,994)	(1,998)	(2,996)
Net unrealized loss on derivatives	(2,947)	(2,018)	(929)
Less: Reclassification adjustment for losses included in net income	2,255	902	1,353

Total unrealized loss	(692)	(1,116)	424

Other Comprehensive Loss	$(5,686)	$(3,114)	$(2,572)

Year Ended December 31, 2015
Net unrealized loss on securities available-for-sale	$(423)	$(169)	$(254)
Less: Reclassification adjustment for net gains included in net income	(2,254)	(902)	(1,352)

Total unrealized loss	(2,677)	(1,071)	(1,606)
Net unrealized loss on derivatives	(1,417)	(567)	(850)
Less: Reclassification adjustment for losses included in net income	—	—	—

Total unrealized loss	(1,417)	(567)	(850)

Other Comprehensive Loss	$(4,094)	$(1,638)	$(2,456)

Year Ended December 31, 2014
Net unrealized gain on securities available-for-sale	$9,965	$3,986	$5,979
Less: Reclassification adjustment for net gains included in net income	(22)	(9)	(13)

Total unrealized gain	9,943	3,977	5,966

Other Comprehensive Income	$9,943	$3,977	$5,966

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 23—Other Comprehensive Income (Continued)

        The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2016, 2015 and 2014.

(dollars in thousands)	Securities Available For Sale	Derivatives	Accumulated Other Comprehensive (Loss) Income
Year Ended December 31, 2016
Balance at Beginning of Period	$1,041	$(850)	$191
Other comprehensive income (loss) before reclassifications	(2,280)	(934)	(3,214)
Amounts reclassified from accumulated other comprehensive income (loss)	(716)	1,358	642

Net other comprehensive income (loss) during period	(2,996)	424	(2,572)

Balance at End of Period	$(1,955)	$(426)	$(2,381)

Year Ended December 31, 2015
Balance at Beginning of Period	$2,647	$—	$2,647
Other comprehensive income (loss) before reclassifications	(254)	(850)	(1,104)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,352)	—	(1,352)

Net other comprehensive income (loss) during period	(1,606)	(850)	(2,456)

Balance at End of Period	$1,041	$(850)	$191

Year Ended December 31, 2014
Balance at Beginning of Period	$(3,319)	$—	$(3,319)
Other comprehensive income (loss) before reclassifications	5,979	—	5,979
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	—	(13)

Net other comprehensive income (loss) during period	5,966	—	5,966

Balance at End of Period	$2,647	$—	$2,647

        The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014.

	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
	Year Ended December 31,
Details about Accumulated Other Comprehensive Income Components (dollars in thousands)				Affected Line Item in the Statement Where Net Income is Presented
	2016	2015	2014
Realized gain on sale of investment securities	$1,194	$2,254	$22	Gain on sale of investment securities
Interest expense derivative deposits	(1,695)	—	—	Interest expense on deposits
Interest expense derivative borrowings	(569)	—	—	Interest expense on short-term borrowings
	428	(902)	(9)	Tax expense

Total Reclassifications for the Period	$(642)	$1,352	$13	Net Income

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 24—Fair Value Measurements (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

        The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2016
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$106,142	$—	$106,142
Residential mortgage backed securities	—	326,239	—	326,239
Municipal bonds	—	95,930	—	95,930
Corporate bonds	—	8,079	1,500	9,579
Other equity investments	—	—	218	218
Loans held for sale	—	51,629	—	51,629
Mortgage banking derivatives	—	—	114	114

Total assets measured at fair value on a recurring basis as of December 31, 2016	$—	$588,019	$1,832	$589,851

Liabilities:
Mortgage banking derivatives	$—	$—	$55	$55
Interest rate swap derivatives	—	692	—	692

Total liabilities measured at fair value on a recurring basis as of December 31, 2016	$—	$692	$55	$747

December 31, 2015
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$56,975	$—	$56,975
Residential mortgage backed securities	—	297,241	—	297,241
Municipal bonds	—	118,381	—	118,381
Corporate bonds	—	14,938	—	14,938
Other equity investments	115	—	219	334
Loans held for sale	—	47,492	—	47,492
Mortgage banking derivatives	—	—	24	24

Total assets measured at fair value on a recurring basis as of December 31, 2015	$115	$535,027	$243	$535,385

Liabilities:
Mortgage banking derivatives	$—	$—	$30	$30
Interest rate swap derivatives	—	1,417	—	1,417

Total liabilities measured at fair value on a recurring basis as of December 31, 2015	$—	$1,417	$30	$1,447

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 24—Fair Value Measurements (Continued)

Investment Securities Available-for-Sale

        Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. agency debt securities, mortgage-backed securities issued by Government Sponsored Entities ("GSE's") and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amounts approximate the fair value.

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
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 24—Fair Value Measurements (Continued)

        The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2016	$219	$24	$243
Realized gain (loss) included in earnings—net mortgage banking derivatives	—	90	90
Purchases of available-for-sale securities	1,500	—	1,500
Principal redemption	(1)	—	(1)

Ending balance at December 31, 2016	$1,718	$114	$1,832

Liabilities:
Beginning balance at January 1, 2016	$—	$30	$30
Realized loss (gain) included in earnings—net mortgage banking derivatives	—	25	25
Principal redemption	—	—	—

Ending balance at December 31, 2016	$—	$55	$55

(dollars in thousands)	Other Equity Investments	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2015	$219	$146	$365
Realized (loss) gain included in earnings—net mortgage banking derivatives	—	(122)	(122)
Principal redemption	—	—	—

Ending balance at December 31, 2015	$219	$24	$243

Liabilities:
Beginning balance at January 1, 2015	$—	$250	$250
Realized (gain) loss included in earnings—net mortgage banking derivatives	—	(220)	(220)
Principal redemption	—	—	—

Ending balance at December 31, 2015	$—	$30	$30

        Securities classified as Level 3 include securities in less liquid markets, the carrying amount approximate the fair value. The securities consist of $1.5 million in corporate bonds and equity investments in the form of common stock of two local banking companies which are not publicly traded, and for which the carrying amount approximates fair value.

        The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a Level 3 valuation. The external valuation model to

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 24—Fair Value Measurements (Continued)

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

        Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2016
Impaired loans:
Commercial	$—	$—	$2,956	$2,956
Income producing—commercial real estate	—	—	12,993	12,993
Owner occupied—commercial real estate	—	—	2,133	2,133
Real estate mortgage—residential	—	—	555	555
Construction—commercial and residential	—	—	1,550	1,550
Other consumer	—	—	13	13
Other real estate owned	—	—	2,694	2,694

Total assets measured at fair value on a nonrecurring basis as of December 31, 2016	$—	$—	$22,894	$22,894

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 24—Fair Value Measurements (Continued)

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2015
Impaired loans:
Commercial	$—	$—	$2,633	$2,633
Income producing—commercial real estate	—	—	10,088	10,088
Owner occupied—commercial real estate	—	—	1,353	1,353
Real estate mortgage—residential	—	—	329	329
Construction—commercial and residential	—	—	4,627	4,627
Home equity	—	—	123	123
Other consumer	—	—	20	20
Other real estate owned	—	—	5,852	5,852

Total assets measured at fair value on a nonrecurring basis as of December 31, 2015	$—	$—	$25,025	$25,025

Loans

        The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2016, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 24—Fair Value Measurements (Continued)

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

        Interest bearing deposits with other banks:    For interest bearing deposits with other banks the carrying amount approximates fair value.

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

        Loans held for sale:    As the Company has elected the fair value option, the fair value of loans held for sale is the carrying value and is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics for residential mortgage loans held for sale since such loans are typically committed to be sold (servicing released) at a profit.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 24—Fair Value Measurements (Continued)

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 24—Fair Value Measurements (Continued)

        The estimated fair values of the Company's financial instruments at December 31, 2016 and 2015 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets
Cash and due from banks	$10,285	$10,285	$—	$10,285	$—
Federal funds sold	2,397	2,397	—	2,397	—
Interest bearing deposits with other banks	355,481	355,481	—	355,481	—
Investment securities	538,108	538,108	—	536,390	1,718
Federal Reserve and Federal Home Loan Bank stock	21,600	21,600	—	21,600	—
Loans held for sale	51,629	51,629	—	51,629	—
Loans	5,677,893	5,683,158	—	—	5,683,158
Bank owned life insurance	60,130	60,130	—	60,130	—
Annuity investment	11,929	11,929	—	11,929	—
Mortgage banking derivatives	114	114	—	—	114
Liabilities
Noninterest bearing deposits	1,775,684	1,775,684	—	1,775,684	—
Interest bearing deposits	3,191,682	3,191,682	—	3,191,682	—
Certificates of deposit	748,748	745,985	—	745,985	—
Customer repurchase agreements	68,876	68,876	—	68,876	—
Borrowings	216,514	203,657	—	203,657	—
Mortgage banking derivatives	55	55	—	—	55
Interst rate swap derivatives	692	692	—	692	—
December 31, 2015
Assets
Cash and due from banks	$10,270	$10,270	$—	$10,270	$—
Federal funds sold	3,791	3,791	—	3,791	—
Interest bearing deposits with other banks	284,302	284,302	—	284,302	—
Investment securities	487,869	487,869	115	487,535	219
Federal Reserve and Federal Home Loan Bank stock	16,903	16,903	—	16,903	—
Loans held for sale	47,492	47,492	—	47,492	—
Loans	4,998,368	5,000,717	—	—	5,000,717
Bank owned life insurance	58,682	58,682	—	58,682	—
Annuity investment	12,136	12,136	—	12,136	—
Mortgage banking derivatives	24	24	—	—	24
Interest rate swap derivatives	—	—	—	—	—
Liabilities
Noninterest bearing deposits	1,405,067	1,405,067	—	1,405,067	—
Interest bearing deposits	3,014,122	3,014,122	—	3,014,122	—
Certificates of deposit	739,255	736,973	—	736,973	—
Customer repurchase agreements	72,356	72,356	—	72,356	—
Borrowings	70,000	69,992	—	69,992	—
Mortgage banking derivatives	30	30	—	—	30
Interest rate swap derivatives	1,417	1,417	—	1,417	—

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 25—Quarterly Results of Operations (unaudited)

        The following table reports quarterly results of operations (unaudited) for 2016, 2015 and 2014:

	2016
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$75,795	$72,431	$69,772	$67,807
Total interest expense	8,771	7,703	5,950	5,216

Net interest income	67,024	64,728	63,822	62,591
Provision for credit losses	2,112	2,288	3,888	3,043

Net interest income after provision for credit losses	64,912	62,440	59,934	59,548
Noninterest income	7,014	6,405	7,575	6,290
Noninterest expense	29,780	28,838	28,295	28,103

Income before income tax expense	42,146	40,007	39,214	37,735
Income tax expense	16,429	15,484	15,069	14,413

Net income	25,717	24,523	24,145	23,322

Net income available to common shareholders	$25,717	$24,523	$24,145	$23,322

Earnings per common share
Basic(1)	$0.76	$0.73	$0.72	$0.70
Diluted(1)	$0.75	$0.72	$0.71	$0.68

	2015
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$67,311	$63,981	$62,423	$59,465
Total interest expense	4,735	4,896	4,873	4,734

Net interest income	62,576	59,085	57,550	54,731
Provision for credit losses	4,595	3,262	3,471	3,310

Net interest income after provision for credit losses	57,981	55,823	54,079	51,421
Noninterest income	6,492	6,099	6,233	7,804
Noninterest expense	28,640	27,405	26,598	28,073

Income before income tax expense	35,833	34,517	33,714	31,152
Income tax expense	13,485	13,054	12,776	11,734

Net income	22,348	21,463	20,938	19,418
Preferred stock dividends and discount accretion	62	180	179	180

Net income available to common shareholders	$22,286	$21,283	$20,759	$19,238

Earnings per common share
Basic(1)	$0.67	$0.64	$0.62	$0.62
Diluted(1)	$0.65	$0.63	$0.61	$0.61

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 25—Quarterly Results of Operations (unaudited) (Continued)

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 26—Parent Company Financial Information

        Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

(dollars in thousands)	December 31, 2016	December 31, 2015
Assets
Cash	$86,561	$65,692
Investment securities available for sale, at fair value	100	216
Investment in subsidiaries	973,530	740,804
Other assets	3,935	2,444

Total Assets	$1,064,126	$809,156

Liabilities
Other liabilities	$4,813	$1,627
Long-term borrowings	216,514	68,928

Total liabilities	221,327	70,555

Shareholders' Equity
Common stock	338	331
Warrant	—	946
Additional paid in capital	513,531	503,529
Retained earnings	331,311	233,604
Accumulated other comprehensive income (loss)	(2,381)	191

Total Shareholders' Equity	842,799	738,601

Total Liabilities and Shareholders' Equity	$1,064,126	$809,156

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 26—Parent Company Financial Information (Continued)

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Income
Other interest and dividends	$280	$369	$171
Gain on sale of investment securities	43	60	—

Total Income	323	429	171

Expenses
Interest expense	7,493	4,490	2,497
Legal and professional	131	101	108
Directors compensation	202	224	257
Other	1,083	1,212	1,086

Total Expenses	8,909	6,027	3,948

Loss Before Income Tax (Benefit) and Equity in Undistributed Income of Subsidiaries	(8,586)	(5,598)	(3,777)
Income Tax Benefit	(2,919)	(2,208)	(1,490)

Loss Before Equity in Undistributed Income of Subsidiaries	(5,667)	(3,390)	(2,287)
Equity in Undistributed Income of Subsidiaries	103,374	87,557	56,545

Net Income	97,707	84,167	54,258
Preferred Stock Dividends and Discount Accretion	—	601	614

Net Income Available to Common Shareholders	$97,707	$83,566	$53,644

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2016, 2015 and 2014: (Continued)

Note 26—Parent Company Financial Information (Continued)

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Cash Flows From Operating Activities
Net Income	$97,707	$84,167	$54,258
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(103,374)	(87,557)	(56,545)
Excess tax benefit on stock-based compensation	(400)	(2,984)	(978)
Increase in other assets	(1,491)	(785)	(1,731)
Increase (decrease) in other liabilities	3,186	(121)	1,803

Net cash (used in) operating activities	(4,372)	(7,280)	(3,193)

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	135	84	—
Investment in subsidiary (net)	(124,636)	(419)	(203,782)

Net cash used in investing activities	(124,501)	(335)	(203,782)

Cash Flows From Financing Activities
Issuance of common stock	—	94,633	144,093
Issuance of Series C Preferred Stock	—	—	15,300
Issuance in long-term borrowings	147,586	—	70,000
Redemption of Series B Preferred Stock	—	(56,600)	—
Redemption of Series C Preferred Stock	—	(15,300)	—
Decrease in long-term borrowings	—	(9,300)	—
Proceeds from exercise of stock options	955	5,176	2,313
Preferred stock dividends	—	(600)	(614)
Excess tax benefit on stock-based compensation	400	2,984	978
Payment in lieu of fractional shares	—	(4)	—
Proceeds from employee stock purchase plan	801	769	621

Net cash provided by financing activities	149,742	21,758	232,691

Net Increase in Cash	20,869	14,143	25,716
Cash and Cash Equivalents at Beginning of Year	65,692	51,549	25,833

Cash and Cash Equivalents at End of Year	$86,561	$65,692	$51,549

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        Effective June 1, 2016, substantially all directors and employees of the Company's former independent registered public accounting firm, Stegman & Company ("Stegman") joined Dixon Hughes Goodman LLP ("DHG"). As a result, effective June 1, 2016, Stegman resigned as the Company's independent registered public accounting firm. The Audit Committee of the Board of Directors engaged DHG to serve as the Company's independent registered public accounting firm effective June 1, 2016. The reports of Stegman on the consolidated financial statements of the Company as of December 31, 2015 and December 31, 2014 and for the three fiscal years ended December 31, 2015, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's fiscal years ended December 31, 2015 and 2014 and the subsequent interim period from January 1, 2016 to the date of Stegman's resignation, (i) there were no disagreements between the Company and Stegman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stegman, would have caused Stegman to make reference to the subject matter of such disagreements in connection with its audit reports on the Company's financial statements, (ii) there were no reportable events as within the meaning of Item 304(a)(1)(v) of Regulation SK and (iii) the Company did not consult with DHG regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective disclosure controls and procedures as a result of the material weakness in the Company's internal control relating to income tax accounting, discussed below.

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT REPORT ON EFFECTIVENESS OF INTERNAL CONTROL
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

        Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company's internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time. The Audit Committee of the Board of Directors (the "Committee") is comprised entirely of outside directors who are independent of management. The Committee is responsible for the appointment and compensation of the independent auditors and makes decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

        Management assessed the Company's system of internal control over financial reporting as of December 31, 2016. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 as a result of a material weakness in the Company's internal control relating to income tax accounting, as discussed below.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

        The Company did not maintain effective controls over its income tax accounting. Specifically, the Company did not maintain effective controls related to: state income tax apportionment; an error in federal tax rates; financial statement to tax return reconciliation errors; and matters related to accounting for share based compensation. While these errors were determined not to be material to the consolidated financial statements, and no adjustments were made as a result of these errors, this control deficiency could result in a misstatement of the tax accruals or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

        Remediation Plan.    Management, with oversight from our Audit Committee and in consultation with our tax advisors, has begun development of a remediation plan to address the control deficiency that led to the material weakness. Upon full implementation, the remediation plan will include the following:

  •
  Specific review procedures, including the enhanced involvement of outside independent tax consulting services in the review of tax accounting, designed to enhance our income tax accruals and deferrals; and

  •
  Stronger quarterly income tax controls with improved documentation standards, technical oversight and training.

        We currently plan to have our enhanced review procedures and documentation standards in place and operating beginning in the first quarter of 2017. These new controls and procedures will be tested as we apply our controls related to tax accounting during 2017. Our goal is to remediate this material weakness by the end of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

        The 2016 financial statements have been audited by the independent registered public accounting firm of Dixon Hughes Goodman LLP ("DHG"). Personnel from DHG were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from DHG accompanies the financial statements. DHG has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ Ronald D. Paul Chairman, President and Chief Executive Officer of the Company	/s/ James H. Langmead Executive Vice President and Chief Financial Officer of the Company

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 18, 2017 (the "Proxy Statement"). The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7830 Old Georgetown Road, Third Floor, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company's Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors—Director Compensation" and "Compensation Discussion and Analysis" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2016:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	216,859	$8.80	1,415,043	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	216,859	$8.80	1,415,043	(2)

(1)
Consists of the Company's 2016 Stock Plan, 2011 Employee Stock Purchase Plan, 2006 Stock Plan, 1998 Stock Option Plan, Fidelity Long-Term Incentive Plans, and the VHB 2010 Long-Term Incentive Plan. For additional information, see Note 13 to the Consolidated Financial Statements.

(2)
Shares available for issuance under the 2016 Stock Plan and the 2011 Employee Stock Purchase Plan.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference to the material appearing under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm—Fees Paid to Independent Accounting Firm" in the Proxy Statement.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following financial statements are included in this report

    Report of Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm

    Report of Stegman & Company, Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2016 and 2015

    Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014

    Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

    Notes to the Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes. Renumber exhibits and notes as necessary

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended(1)
3.2	Bylaws of the Company(2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee(3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee(4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee(5)
4.5	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
10.1	2006 Stock Plan(6)
10.2	2016 Stock Plan(7)
10.3	Amended and Restated Employment Agreement dated as of January 31, 2016, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul(8)
10.4	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and James H. Langmead(9)
10.5	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Antonio F. Marquez(10)

Exhibit No.	Description of Exhibit
10.6	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Susan G. Riel(11)
10.7	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Janice L. Williams(12)
10.8	Amended and Restated Employment Agreement dated as of January 31, 2017 between EagleBank and Laurence E. Bensignor(13)
10.9	Amended and Restated Employment Agreement dated as of January 31, 2017 between EagleBank and Lindsey S. Rheaume(14)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead(15)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez(16)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul(17)
10.13	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel(18)
10.14	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams(19)
10.15	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Laurence E. Bensignor(22)
10.16	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume(21)
10.17	Form of Supplemental Executive Retirement Plan Agreement(22)
10.18	2016 Senior Executive Incentive Plan(23)
10.19	Virginia Heritage Bank 2006 Stock Option Plan(24)
10.20	Virginia Heritage Bank 2010 Long-Term Incentive Plan(25)
11	Statement Regarding Computation of Per Share Income
12	Statement re: Computation of Ratios
See Note 15 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes Goodman LLP
23.2	Consent of Stegman & Company
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead
101	Interactive data files pursuant to Rule 405 of Regulation S-T:

Exhibit No.	Description of Exhibit
(i) Consolidated Balance Sheets at December 31, 2016 and 2015
(ii) Consolidated Statement of Operations for the years ended December 31, 2016, 2015 and 2014
(iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
(iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014
(vi) Notes to the Consolidated Financial Statements

(1)
Incorporated by reference to the Exhibit of the same number to the Company's Current Report on Form 8-K filed on May 17, 2016.

(2)
Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 17, 2016.

(3)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 5, 2014.

(4)
Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 5, 2014.

(5)
Incorporated by Reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 22, 2016

(6)
Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-187713)

(7)
Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-211857)

(8)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 6, 2017.

(9)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 6, 2017.

(10)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 6, 2017.

(11)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 6, 2017.

(12)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 6, 2017.

(13)
Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 6, 2017.

(14)
Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 6, 2017.

(15)
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

(19)
Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(20)
Incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(21)
Incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K filed on May 11, 2015

(22)
Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2013.

(23)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2017

(24)
Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-199875)

(25)
Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-199875)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
March 1, 2017	by:	/s/ RONALD D. PAUL Ronald D. Paul, Chairman, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LESLIE M. ALPERSTEIN, PH.D. Leslie M. Alperstein, Ph.D.	Director	March 1, 2017
/s/ DUDLEY C. DWORKEN Dudley C. Dworken	Director	March 1, 2017
/s/ HARVEY M. GOODMAN Harvey M. Goodman	Director	March 1, 2017
/s/ RONALD D. PAUL Ronald D. Paul	Chairman, President and Principal Executive Officer of the Company	March 1, 2017
/s/ NORMAN R. POZEZ Norman R. Pozez	Director	March 1, 2017
/s/ DONALD R. ROGERS Donald R. Rogers	Director	March 1, 2017
/s/ LELAND M. WEINSTEIN Leland M. Weinstein	Director	March 1, 2017
/s/ JAMES H. LANGMEAD James H. Langmead	Executive Vice President and Chief Financial Officer of the Company Principal Financial and Accounting Officer	March 1, 2017