Form 10-Q
period 2017-03-31
EAGLE BANCORP INC
filed 2017-05-10
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company”) in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒

Accelerated filer ☐

Non-accelerated filer ☐     (Do not mark if a smaller reporting company)

Smaller Reporting Company ☐

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

Yes ☐     No ☒

As of April 30, 2017, the registrant had 34,109,521 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

	March 31, 2017	December 31, 2016	March 31, 2016
Assets
Cash and due from banks	$11,899	$10,285	$11,856
Federal funds sold	3,222	2,397	14,905
Interest bearing deposits with banks and other short-term investments	464,061	355,481	175,136
Investment securities available-for-sale, at fair value	499,807	538,108	487,609
Federal Reserve and Federal Home Loan Bank stock	25,573	21,600	17,696
Loans held for sale	29,567	51,629	45,679
Loans	5,824,946	5,677,893	5,155,871
Less allowance for credit losses	(59,848)	(59,074)	(54,608)
Loans, net	5,765,098	5,618,819	5,101,263
Premises and equipment, net	20,535	20,661	17,939
Deferred income taxes	48,203	48,220	41,136
Bank owned life insurance	60,496	60,130	58,974
Intangible assets, net	107,061	107,419	108,268
Other real estate owned	1,394	2,694	3,846
Other assets	53,247	52,653	46,915
Total Assets	$7,090,163	$6,890,096	$6,131,222

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,831,837	$1,775,684	$1,474,102
Interest bearing transaction	372,947	289,122	219,646
Savings and money market	2,794,030	2,902,560	2,704,249
Time, $100,000 or more	455,830	464,842	409,698
Other time	334,845	283,906	381,951
Total deposits	5,789,489	5,716,114	5,189,646
Customer repurchase agreements	82,160	68,876	66,963
Other short-term borrowings	75,000	-	-
Long-term borrowings	216,612	216,514	68,958
Other liabilities	53,860	45,793	43,159
Total Liabilities	6,217,121	6,047,297	5,368,726

Shareholders' Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 34,110,056, 34,023,850 and 33,581,599, respectively	339	338	333
Warrant	-	-	946
Additional paid in capital	515,656	513,531	505,338
Retained earnings	358,328	331,311	256,926
Accumulated other comprehensive loss	(1,281)	(2,381)	(1,047)
Total Shareholders' Equity	873,042	842,799	762,496
Total Liabilities and Shareholders' Equity	$7,090,163	$6,890,096	$6,131,222

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest Income
Interest and fees on loans	$72,471	$64,922
Interest and dividends on investment securities	2,833	2,588
Interest on balances with other banks and short-term investments	483	284
Interest on federal funds sold	7	13
Total interest income	75,794	67,807
Interest Expense
Interest on deposits	5,830	4,143
Interest on customer repurchase agreements	38	37
Interest on short-term borrowings	53	-
Interest on long-term borrowings	2,979	1,037
Total interest expense	8,900	5,217
Net Interest Income	66,894	62,590
Provision for Credit Losses	1,397	3,043
Net Interest Income After Provision For Credit Losses	65,497	59,547

Noninterest Income
Service charges on deposits	1,472	1,448
Gain on sale of loans	2,048	1,463
Gain on sale of investment securities	505	624
Increase in the cash surrender value of bank owned life insurance	367	390
Other income	1,678	2,365
Total noninterest income	6,070	6,290
Noninterest Expense
Salaries and employee benefits	16,677	16,119
Premises and equipment expenses	3,847	3,826
Marketing and advertising	894	774
Data processing	2,041	2,014
Legal, accounting and professional fees	1,002	1,063
FDIC insurance	544	809
Other expenses	4,227	3,497
Total noninterest expense	29,232	28,102
Income Before Income Tax Expense	42,335	37,735
Income Tax Expense	15,318	14,413
Net Income	$27,017	$23,322

Earnings Per Common Share
Basic	$0.79	$0.70
Diluted	$0.79	$0.68

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2017	2016

Net Income	$27,017	$23,322

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	712	3,578
Reclassification adjustment for net gains included in net income	(322)	(374)
Total unrealized gain (loss) on investment securities	390	3,204

Unrealized gain (loss) on derivatives	1,079	(4,442)
Reclassification adjustment for losses included in net income	(369)	-
Total unrealized gain (loss) on derivatives	710	(4,442)

Other comprehensive income (loss)	1,100	(1,238)
Comprehensive Income	$28,117	$22,084

See notes to consolidated financial statements

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

						Accumulated
						Other	Total
	Common			Additional Paid	Retained	Comprehensive	Shareholders'
	Shares	Amount	Warrant	in Capital	Earnings	Income (Loss)	Equity

Balance January 1, 2017	34,023,850	$338	$-	$513,531	$331,311	$(2,381)	$842,799

Net Income	-	$-	$-	$-	$27,017	$-	$27,017
Other comprehensive gain, net of tax	-	-	-	-	-	1,100	1,100
Stock-based compensation	-	-	-	1,856	-	-	1,856
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	2,675	-	-	66	-	-	66
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	(11,788)	1	-	(2)	-	-	(1)
Restricted stock awards granted	91,097	-	-	-	-	-	-
Issuance of common stock related to employee stock purchase plan	4,222	-	-	205	-	-	205

Balance March 31, 2017	34,110,056	$339	$-	$515,656	$358,328	$(1,281)	$873,042

Balance January 1, 2016	33,467,893	$331	$946	$503,529	$233,604	$191	$738,601

Net Income	-	-	-	-	23,322	-	$23,322
Other comprehensive loss, net of tax	-	-	-	-	-	(1,238)	(1,238)
Stock-based compensation	-	-	-	1,430	-	-	1,430
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	15,915	-	-	159	-	-	159
Tax benefits realized from stock compensation	-	-	-	65	-	-	65
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	(10,434)	2	-	(2)	-	-	-
Restricted stock awards granted	104,775	-	-	-	-	-	-
Issuance of common stock related to employee stock purchase plan	3,450	-	-	157	-	-	157

Balance March 31, 2016	33,581,599	$333	$946	$505,338	$256,926	$(1,047)	$762,496

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net Income	$27,017	$23,322
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,397	3,043
Depreciation and amortization	1,674	1,596
Gains on sale of loans	(2,048)	(1,463)
Securities premium amortization (discount accretion), net	1,006	1,142
Origination of loans held for sale	(153,995)	(125,644)
Proceeds from sale of loans held for sale	178,105	128,920
Net increase in cash surrender value of Bank Owned Life Insurance	(367)	(390)
Decrease (increase) deferred income tax benefit	17	(825)
Decrease in value of other real estate owned	-	6
Net loss (gain) on sale of other real estate owned	361	(573)
Net gain on sale of investment securities	(505)	(624)
Stock-based compensation expense	1,856	1,430
Net tax benefits from stock compensation	589	-
Excess tax benefits realized from stock compensation	-	(65)
Increase in other assets	(594)	713
Increase in other liabilities	7,478	5,911
Net cash provided by operating activities	61,991	36,499
Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks and short-term investments	-	698
Purchases of available for sale investment securities	(35,183)	(41,378)
Proceeds from maturities of available for sale securities	22,922	24,182
Proceeds from sale/call of available for sale securities	51,161	15,700
Purchases of Federal Reserve and Federal Home Loan Bank stock	(8,275)	(793)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	4,302	-
Net increase in loans	(147,618)	(159,159)
Proceeds from sale of other real estate owned	939	2,572
Bank premises and equipment acquired	(1,248)	(977)
Net cash used in investing activities	(113,000)	(159,155)
Cash Flows From Financing Activities:
Increase in deposits	73,375	31,202
Increase (decrease) in customer repurchase agreements	13,284	(5,393)
Increase in short-term borrowings	75,000	-
Increase in long-term borrowings	98	-
Proceeds from exercise of equity compensation plans	66	159
Excess tax benefits realized from stock compensation	-	65
Proceeds from employee stock purchase plan	205	157
Net cash provided by financing activities	162,028	26,190
Net Increase (Decrease) In Cash and Cash Equivalents	111,019	(96,466)
Cash and Cash Equivalents at Beginning of Period	368,163	298,363
Cash and Cash Equivalents at End of Period	$479,182	$201,897
Supplemental Cash Flows Information:
Interest paid	$11,517	$6,105
Income taxes paid	$6,000	$7,100
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$-	$-
Transfers from other real estate owned to loans	$-	$-

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

The Consolidated Financial Statements of the Company included herein are unaudited. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2016 were derived from audited Consolidated Financial Statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in metropolitan Washington, D.C area. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The Bank offers its products and services through twenty-one banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects; these transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

Loans Held for Sale

The Company regularly engages in sales of residential mortgage loans and the guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), originated by the Bank. The Company has elected to carry loans held for sale at fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations.

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of March 31, 2017, December 31, 2016 and March 31, 2016. The sale of the guaranteed portion of SBA loans on a servicing retained basis, in a transaction apart from the loan’s origination, gives rise to an excess servicing asset, which is computed on a loan by loan basis with the unamortized amount being included in intangible assets in the Consolidated Balance Sheets. This excess servicing asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other income in the Consolidated Statements of Operations.

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

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). ECV had three higher risk loan transactions outstanding as of March 31, 2017, as compared to three higher risk loan transactions outstanding as of December 31, 2016, amounting to $9.4 million and $9.3 million, respectively.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method for financial reporting purposes. Premises and equipment are depreciated over the useful lives of the assets, which generally range from three to seven years for furniture, fixtures and equipment, three to five years for computer software and hardware, and five to twenty years for building improvements. Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statements of Operations.

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

Interest Rate Swap Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments designated as cash flow hedges are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate deposits. The Company also utilizes a stand-alone derivative to manage changes in the market value of a commercial muli-family loan commitment that, once closed, is intended for securitization and sale on the secondary market. Refer to the “Loans Held for Sale” section for a discussion on forward commitment contracts, which are also considered derivatives.

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). Regarding Interest Rate Swap Derivatives, the Company has no fair value hedges, only cash flow hedges and a stand-alone derivative. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same period(s) during which the hedged transaction affects earnings (i.e. the period when cash flows are exchanged between counterparties). For both fair value and cash flow hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

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

Income Taxes

The Company employs the asset and liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at March 31, 2017, December 31, 2016, or March 31, 2016.

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

Earnings per Common Share

Basic net income per common share is derived by dividing net income by the weighted-average number of common shares outstanding during the period measured. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period measured including the potential dilutive effects of common stock equivalents.

Stock-Based Compensation

In accordance with ASC Topic 718, “Compensation,” the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value of option and restricted stock awards computed at the date of grant. Compensation expense on performance based grants is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 10 for a description of stock-based compensation awards, activity and expense.

New Authoritative Accounting Guidance

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is currently performing an overall assessment of revenue streams and reviewing contracts potentially affected by the ASU to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

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

ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718).” ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance also requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (prior guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU 2016-09 was effective for the Company on January 1, 2017 and the initial adoption resulted in a $589 thousand, or $0.02 per share, reduction to income tax expense in the first quarter of 2017.

Note 2. Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2017, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as significant excess reserves, on which interest is paid.

Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with domestic correspondent banks as compensation for services they provide to the Bank.

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
March 31, 2017	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$149,160	$315	$1,567	$147,908
Residential mortgage backed securities	299,757	478	3,310	296,925
Municipal bonds	43,255	1,369	15	44,609
Corporate bonds	10,013	134	-	10,147
Other equity investments	218	-	-	218
	$502,403	$2,296	$4,892	$499,807

		Gross	Gross	Estimated
December 31, 2016	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$107,425	$519	$1,802	$106,142
Residential mortgage backed securities	329,606	324	3,691	326,239
Municipal bonds	94,607	1,723	400	95,930
Corporate bonds	9,508	82	11	9,579
Other equity investments	218	-	-	218
	$541,364	$2,648	$5,904	$538,108

		Gross	Gross	Estimated
March 31, 2016	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$54,948	$774	$100	$55,622
Residential mortgage backed securities	305,351	2,073	612	306,812
Municipal bonds	104,840	5,069	-	109,909
Corporate bonds	15,085	-	147	14,938
Other equity investments	310	18	-	328
	$480,534	$7,934	$859	$487,609

In addition, at March 31, 2017, the Company held $25.6 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
March 31, 2017	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	30	$98,493	$1,535	$3,661	$32	$102,154	$1,567
Residential mortgage backed securities	114	229,743	2,730	20,711	580	250,454	3,310
Municipal bonds	4	3,487	15	-	-	3,487	15
	148	$331,723	$4,280	$24,372	$612	$356,095	$4,892

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2016	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	27	$88,991	$1,764	$3,768	$38	$92,759	$1,802
Residential mortgage backed securities	112	232,347	3,110	19,402	581	251,749	3,691
Municipal bonds	16	34,743	400	-	-	34,743	400
Corporate bonds	2	4,998	11	-	-	4,998	11
	157	$361,079	$5,285	$23,170	$619	$384,249	$5,904

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.6 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2017 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investments available-for-sale at March 31, 2017 and December 31, 2016 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$82,631	$81,401	$83,885	$82,548
After one year through five years	47,693	47,725	20,736	20,897
Five years through ten years	9,071	9,017	2,804	2,697
After ten years	9,765	9,765	-	-
Residential mortgage backed securities	299,757	296,925	329,606	326,239
Municipal bonds maturing:
One year or less	831	837	1,056	1,070
After one year through five years	19,913	20,801	45,808	46,865
Five years through ten years	21,437	21,794	46,668	46,839
After ten years	1,074	1,177	1,075	1,156
Corporate bonds
After one year through five years	8,513	8,647	8,008	8,079
After ten years	1,500	1,500	1,500	1,500
Other equity investments	218	218	218	218
	$502,403	$499,807	$541,364	$538,108

For the three months ended March 31, 2017, gross realized gains on sales of investments securities were $723 thousand and gross realized losses on sales of investment securities were $218 thousand.  For the three months ended March 31, 2016, gross realized gains on sales of investments securities were $624 thousand and there were no gross realized losses on sales of investment securities.

Proceeds from sales and calls of investment securities for the three months ended March 31, 2017 were $51.2 million, and in 2016 were $15.7 million.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2017 was $440.1 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

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

At March 31, 2017 the Bank had mortgage banking derivative financial instruments with a notional value of $38.7 million related to its forward contracts as compared to $99.6 million at March 31, 2016. The fair value of these mortgage banking derivative instruments at March 31, 2017 was $93 thousand included in other assets and $71 thousand included in other liabilities as compared to $377 thousand included in other assets and $306 thousand included in other liabilities at March 31, 2016 .

Included in other noninterest income for the three months ended March 31, 2017 was a net gain of $290 thousand, relating to mortgage banking derivative instruments as compared to a net gain of $209 thousand as of March 31, 2016. The amount included in other noninterest income for the three months ended March 31, 2017 pertaining to its mortgage banking hedging activities was a net realized loss of $845 thousand as compared to a net realized loss of $168 thousand as of March 31, 2016.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at March 31, 2017, December 31, 2016, and March 31, 2016 are summarized by type as follows:

	March 31, 2017		December 31, 2016		March 31, 2016
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,235,832	21%	$1,200,728	21%	$1,060,047	21%
Income producing - commercial real estate	2,538,734	43%	2,509,517	44%	2,138,091	40%
Owner occupied - commercial real estate	638,132	11%	640,870	12%	569,915	11%
Real estate mortgage - residential	155,021	3%	152,748	3%	149,159	3%
Construction - commercial and residential	1,021,620	18%	932,531	16%	1,034,689	20%
Construction - C&I (owner occupied)	130,513	2%	126,038	2%	87,324	2%
Home equity	100,265	2%	105,096	2%	110,985	3%
Other consumer	4,829	-	10,365	-	5,661	-
Total loans	5,824,946	100%	5,677,893	100%	5,155,871	100%
Less: allowance for credit losses	(59,848)		(59,074)		(54,608)
Net loans	$5,765,098		$5,618,819		$5,101,263

Unamortized net deferred fees amounted to $22.8 million, $22.3 million, and $18.9 million at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, the Bank serviced $142.9 million and $128.8 million, respectively, of SBA loans and other loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At March 31, 2017, owner occupied - commercial real estate and construction - C&I (owner occupied) represent approximately 13% of the loan portfolio. At March 31, 2017, non-owner occupied commercial real estate and real estate construction represented approximately 61% of the loan portfolio. The combined owner occupied and commercial real estate loans represent approximately 74% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at March 31, 2017 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 2% of the loan portfolio at March 31, 2017 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 3% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 21 months. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.15 billion at March 31, 2017. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 64.1% of the outstanding ADC loan portfolio at March 31, 2017. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

The following tables detail activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

Three months ended March 31, 2017
Allowance for credit losses:
Balance at beginning of period	$14,700	$21,105	$4,010	$1,284	$16,487	$1,328	$160	$59,074
Loans charged-off	(137)	(500)	-	-	-	-	(63)	(700)
Recoveries of loans previously charged-off	13	50	1	2	3	1	7	77
Net loans (charged-off) recoveries	(124)	(450)	1	2	3	1	(56)	(623)
Provision for credit losses	7	729	15	(180)	866	(241)	201	1,397
Ending balance	$14,583	$21,384	$4,026	$1,106	$17,356	$1,088	$305	$59,848
As of March 31, 2017
Allowance for credit losses:
Individually evaluated for impairment	$3,030	$1,488	$350	$-	$350	$-	$50	$5,268
Collectively evaluated for impairment	11,553	19,896	3,676	1,106	17,006	1,088	255	54,580
Ending balance	$14,583	$21,384	$4,026	$1,106	$17,356	$1,088	$305	$59,848

Three months ended March 31, 2016
Allowance for credit losses:
Balance at beginning of period	$11,563	$14,122	$3,279	$1,268	$21,088	$1,292	$75	$52,687
Loans charged-off	(805)	(590)	-	-	-	(4)	(7)	(1,406)
Recoveries of loans previously charged-off	72	4	1	2	196	1	8	284
Net loans (charged-off) recoveries	(733)	(586)	1	2	196	(3)	1	(1,122)
Provision for credit losses	2,792	2,258	651	(219)	(2,818)	194	185	3,043
Ending balance	$13,622	$15,794	$3,931	$1,051	$18,466	$1,483	$261	$54,608
As of March 31, 2016
Allowance for credit losses:
Individually evaluated for impairment	$2,922	$868	$360	$-	$310	$88	$-	$4,548
Collectively evaluated for impairment	10,700	14,926	3,571	1,051	18,156	1,395	261	50,060
Ending balance	$13,622	$15,794	$3,931	$1,051	$18,466	$1,483	$261	$54,608

The Company’s recorded investments in loans as of March 31, 2017, December 31, 2016 and March 31, 2016 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

March 31, 2017
Recorded investment in loans:
Individually evaluated for impairment	$10,873	$10,170	$2,631	$-	$6,167	$-	$94	$29,935
Collectively evaluated for impairment	1,224,959	2,528,564	635,501	155,021	1,145,966	100,265	4,735	5,795,011
Ending balance	$1,235,832	$2,538,734	$638,132	$155,021	$1,152,133	$100,265	$4,829	$5,824,946

December 31, 2016
Recorded investment in loans:
Individually evaluated for impairment	$10,437	$15,057	$2,093	$241	$6,517	$-	$126	$34,471
Collectively evaluated for impairment	1,190,291	2,494,460	638,777	152,507	1,052,052	105,096	10,239	5,643,422
Ending balance	$1,200,728	$2,509,517	$640,870	$152,748	$1,058,569	$105,096	$10,365	$5,677,893

March 31, 2016
Recorded investment in loans:
Individually evaluated for impairment	$13,161	$19,905	$1,724	$257	$5,422	$122	$-	$40,591
Collectively evaluated for impairment	1,046,886	2,118,186	568,191	148,902	1,116,591	110,863	5,661	5,115,280
Ending balance	$1,060,047	$2,138,091	$569,915	$149,159	$1,122,013	$110,985	$5,661	$5,155,871

At March 31, 2017, nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) and Virginia Heritage Bank (“Virginia Heritage”) have a carrying value of $486 thousand and $559 thousand, and an unpaid principal balance of $543 thousand and $1.6 million, respectively, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses.

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

The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of March 31, 2017, December 31, 2016 and March 31, 2016.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans

March 31, 2017
Commercial	$1,184,660	$40,299	$10,873	$-	$1,235,832
Income producing - commercial real estate	2,511,548	17,016	10,170	-	2,538,734
Owner occupied - commercial real estate	627,614	7,887	2,631	-	638,132
Real estate mortgage – residential	154,350	671	-	-	155,021
Construction - commercial and residential	1,142,530	3,436	6,167	-	1,152,133
Home equity	98,655	1,610	-	-	100,265
Other consumer	4,733	2	94	-	4,829
Total	$5,724,090	$70,921	$29,935	$-	$5,824,946

December 31, 2016
Commercial	$1,160,185	$30,106	$10,437	$-	$1,200,728
Income producing - commercial real estate	2,489,407	5,053	15,057	-	2,509,517
Owner occupied - commercial real estate	630,827	7,950	2,093	-	640,870
Real estate mortgage – residential	151,831	676	241	-	152,748
Construction - commercial and residential	1,051,445	607	6,517	-	1,058,569
Home equity	103,484	1,612	-	-	105,096
Other consumer	10,237	2	126	-	10,365
Total	$5,597,416	$46,006	$34,471	$-	$5,677,893

March 31, 2016
Commercial	$1,031,263	$16,788	$11,996	$-	$1,060,047
Income producing - commercial real estate	2,110,620	12,709	14,762	-	2,138,091
Owner occupied - commercial real estate	559,390	9,262	1,263	-	569,915
Real estate mortgage – residential	146,804	2,098	257	-	149,159
Construction - commercial and residential	1,115,027	1,564	5,422	-	1,122,013
Home equity	109,065	1,798	122	-	110,985
Other consumer	5,657	4	-	-	5,661
Total	$5,077,826	$44,223	$33,822	$-	$5,155,871

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

The following table presents, by class of loan, information related to nonaccrual loans as of March 31, 2017, December 31, 2016 and March 31, 2016.

(dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016

Commercial	$2,443	$2,490	$4,234
Income producing - commercial real estate	5,622	10,539	10,305
Owner occupied - commercial real estate	2,631	2,093	1,263
Real estate mortgage - residential	310	555	582
Construction - commercial and residential	3,255	2,072	5,422
Home equity	-	-	122
Other consumer	94	126	-
Total nonaccrual loans (1)(2)	$14,355	$17,875	$21,928

(1)	Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $7.9 million at March 31, 2017 and December 31, 2016 and $6.8 million at March 31, 2016.
(2)

Gross interest income of $304 thousand would have been recorded for the three months ended March 31, 2017, if nonaccrual loans shown above had been current and in accordance with their original terms while interest actually recorded on such loans was $90 thousand for the three months ended March 31, 2017. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of March 31, 2017 and December 31, 2016.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans

March 31, 2017
Commercial	$1,663	$1,191	$2,443	$5,297	$1,230,535	$1,235,832
Income producing - commercial real estate	-	2,158	5,622	7,780	2,530,954	2,538,734
Owner occupied - commercial real estate	5,733	874	2,631	9,238	628,894	638,132
Real estate mortgage – residential	1,012	162	310	1,484	153,537	155,021
Construction - commercial and residential	2,863	158	3,255	6,276	1,145,857	1,152,133
Home equity	48	596	-	644	99,621	100,265
Other consumer	16	7	94	117	4,712	4,829
Total	$11,335	$5,146	$14,355	$30,836	$5,794,110	$5,824,946

December 31, 2016
Commercial	$1,634	$757	$2,490	$4,881	$1,195,847	$1,200,728
Income producing - commercial real estate	511	-	10,539	11,050	2,498,467	2,509,517
Owner occupied - commercial real estate	3,987	3,328	2,093	9,408	631,462	640,870
Real estate mortgage – residential	1,015	163	555	1,733	151,015	152,748
Construction - commercial and residential	360	1,342	2,072	3,774	1,054,795	1,058,569
Home equity	-	-	-	-	105,096	105,096
Other consumer	101	9	126	236	10,129	10,365
Total	$7,608	$5,599	$17,875	$31,082	$5,646,811	$5,677,893

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

The following table presents, by class of loan, information related to impaired loans for the periods ended March 31, 2017, December 31, 2016 and March 31, 2016.

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average Recorded Investment		Interest Income Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

March 31, 2017
Commercial	$8,249	$2,843	$2,737	$5,580	$3,030	$5,604	$5,604	$42	$42
Income producing - commercial real estate	10,019	702	9,317	10,019	1,488	12,478	12,478	48	48
Owner occupied - commercial real estate	2,998	2,207	791	2,998	350	2,741	2,741	-	-
Real estate mortgage – residential	310	310	-	310	-	433	433	-	-
Construction - commercial and residential	3,255	2,717	538	3,255	350	2,664	2,664	-	-
Home equity	-	-	-	-	-	-	-	-	-
Other consumer	94	-	94	94	50	110	110	-	-
Total	$24,925	$8,779	$13,477	$22,256	$5,268	$24,030	$24,030	$90	$90

December 31, 2016
Commercial	$8,296	$2,532	$3,095	$5,627	$2,671	$12,620	$12,755	$79	$191
Income producing - commercial real estate	14,936	5,048	9,888	14,936	1,943	16,742	17,533	54	198
Owner occupied - commercial real estate	2,483	1,691	792	2,483	350	2,233	2,106	-	13
Real estate mortgage – residential	555	555	-	555	-	246	249	-	-
Construction - commercial and residential	2,072	1,535	537	2,072	522	5,091	5,174	-	-
Home equity	-	-	-	-	-	78	89	-	-
Other consumer	126	-	126	126	113	42	32	2	4
Total	$28,468	$11,361	$14,438	$25,799	$5,599	$37,052	$37,938	$135	$406

March 31, 2016
Commercial	$17,305	$1,165	$11,996	$13,161	$2,922	$12,920	$12,920	$16	$16
Income producing - commercial real estate	19,905	5,143	14,762	19,905	868	13,012	13,012	58	58
Owner occupied - commercial real estate	1,724	461	1,263	1,724	360	1,739	1,739	-	-
Real estate mortgage – residential	257	257	-	257	-	293	293	-	-
Construction - commercial and residential	5,422	4,870	552	5,422	310	7,938	7,938	-	-
Home equity	122	-	122	122	88	142	142	-	-
Other consumer	-	-	-	-	-	11	11	-	-
Total	$44,735	$11,896	$28,695	$40,591	$4,548	$36,055	$36,055	$74	$74

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of March 31, 2017, all performing TDRs were categorized as interest-only modifications.

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

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company during the periods ended March 31, 2017 and December 31, 2016.

	For the Three Months Ended March 31, 2017
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructings

Restructured accruing	7	$3,137	$4,397	$367	$-	$7,901
Restructured non-accruing	2	193	-	-	702	895
Total	9	$3,330	$4,397	$367	$702	$8,796

Specific allowance		$855	$1,100	$-	$-	$1,955

Restructured and subsequently defaulted		$237	$-	$-	$-	$237

	For the Year Ended December 31, 2016
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructings

Restructured accruing	7	$3,137	$4,397	$390	$-	$7,924
Restructured non-accruing	3	434	-	-	4,933	5,367
Total	10	$3,571	$4,397	$390	$4,933	$13,291

Specific allowance		$855	$920	$-	$-	$1,775

Restructured and subsequently defaulted		$-	$-	$-	$-	$-

The Company had nine TDR’s at March 31, 2017 totaling approximately $8.8 million. Seven of these loans, totaling approximately $7.9 million, are performing under their modified terms. During the three months of 2017, there was one default on a $237 thousand restructured loan which was charged off, as compared to the same period in 2016, which had one default on a $5.0 million restructured loan. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There were no nonperforming TDRs reclassified to nonperforming loans during the three months ended March 31, 2017. There was one nonperforming TDR totaling $5.0 million reclassified to nonperforming loans during the three months ended March 31, 2016. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2017 and 2016.

Note 6. Interest Rate Swap Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The Company’s objective in using interest rate derivatives designated as cash flow hedges is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into forward starting interest rate swaps in April 2015 as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank’s cost of funds. The notional amounts of the interest rate swaps designated as cash flow hedges do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from two counterparties in exchange for the Company making fixed payments beginning in April 2016. The Company’s intent is to hedge its exposure to the variability in potential future interest rate conditions on existing financial instruments.

As of March 31, 2017, the Company had three forward starting designated cash flow hedge interest rate swap transactions outstanding that had an aggregate notional amount of $250 million associated with the Company’s variable rate deposits. The net unrealized gain before income tax on the swaps was $463 thousand at March 31, 2017 compared to a net unrealized loss before income tax of $692 thousand at December 31, 2016. The net unrealized gain at March 31, 2017 compared to the net unrealized loss at December 31, 2016 is due to the increase in expected spreads between short and longer term interest rates for the remaining term of the designated cash flow hedge interest rate swap.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company recognized an immaterial amount in earnings due to hedge ineffectiveness during the three month period ended March 31, 2017. The Company did not recognize any hedge ineffectiveness in earnings during the three month period ended March 31, 2016.

Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the quarter ended March 31, 2017, the Company reclassified $578 thousand related to designated cash flow hedge derivatives from accumulated other comprehensive income to interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $1.2 million will be reclassified as an increase in interest expense.

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

The designated cash flow hedge interest rate swap agreements detail: 1) that collateral be posted when the market value exceeds certain threshold limits associated with the secured party’s exposure; 2) if the Company defaults on any of its indebtedness (including default where repayment of the indebtedness has not been accelerated by the lender), then the Company could also be declared in default on its derivative obligations; 3) if the Company fails to maintain its status as a well/adequately capitalized institution then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of March 31, 2017, the aggregate fair value of all designated cash flow hedge derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our capital status) that were in a net asset position totaled $463 thousand. As of March 31, 2017, the Company was not required to post collateral with its derivative counterparties against its obligations under these agreements because these agreements were in a net asset position. If the Company had breached any provisions under the agreements at March 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

The Company entered into a cancelable interest rate swap in March 2017 as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the fair value of an interest rate lock on a multi-family loan. The cancelable swap is a free-standing derivative and is not designated as a hedge under ASC 815. Accordingly, any change in fair value of the derivative is recognized in earnings during the current period. As March 31, 2017, this cancelable interest rate swap had an aggregate notional amount of $8 million associated with an interest-rate lock on a multi-family loan. As of March 31, 2017, the Company recognized $29 thousand in Other Expenses to adjust the fair value of the cancelable interest rate swap to market value. As of March 31, 2017, the cancelable interest rate swap was in a liability position of $29 thousand inclusive of accrued interest.

The table below identifies the balance sheet category and fair values of the Company’s designated cash flow hedge derivative instruments as of March 31, 2017 and December 31, 2016.

	Swap	Notional		Balance Sheet
March 31, 2017	Number	Amount	Fair Value	Category	Receive Rate	Pay Rate	Maturity

(dollars in thousands)
Interest rate swap	(1)	$75,000	$100	Other Assets	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	35	Other Assets	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	328	Other Assets	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022
	Total	$250,000	$463

	Swap	Notional		Balance Sheet
December 31, 2016	Number	Amount	Fair Value	Category	Receive Rate	Pay Rate	Maturity

(dollars in thousands)
Interest rate swap	(1)	$75,000	$(197)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(514)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	19	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022
	Total	$250,000	$(692)

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the three months ended March 31, 2017 and for the year ended December 31, 2016.

		Three Months Ended March 31, 2017
		Effective Portion			Ineffective Portion
			Reclassified from AOCI		Recognized in Income
		Amount of	into income		on Derivatives
	Swap	Pre-tax gain (loss)		Amount of		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Category	Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$100	Interest Expense	$(154)	Other Expense	$-
Interest rate swap	(2)	35	Interest Expense	(231)	Other Expense	-
Interest rate swap	(3)	328	Interest Expense	(193)	Other Expense	(1)
	Total	$463		$(578)		$(1)

		Year Ended December 31, 2016
		Effective Portion			Ineffective Portion
			Reclassified from AOCI		Recognized in Income
		Amount of	into income		on Derivatives
	Swap	Pre-tax gain (loss)		Amount of		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Category	Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$(197)	Interest Expense	$(628)	Other Expense	$-
Interest rate swap	(2)	(514)	Interest Expense	(880)	Other Expense	-
Interest rate swap	(3)	19	Interest Expense	(747)	Other Expense	1
	Total	$(692)		$(2,255)		$1

Balance Sheet Offsetting: Our designated cash flow hedge interest rate swap derivatives are eligible for offset in the Consolidated Balance Sheets and are subject to master netting arrangements. Our derivative transactions with counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. The Company generally offsets such financial instruments for financial reporting purposes.

Three Months Ended March 31, 2017
Offsetting of Derivative Assets (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$363	$-	$363	$-	$-	$363
Counterparty 2	100	-	100	-	-	100
	$463	$-	$463	$-	$-	$463

Year Ended December 31, 2016
Offsetting of Derivative Liabilities (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$514	$(19)	$495	$-	$(380)	$115
Counterparty 2	197	-	197	-	(170)	27
	$711	$(19)	$692	$-	$(550)	$142

Note 7. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three months ended March 31, 2017 and 2016 is presented in the table below. There were no residential real estate loans in the process of foreclosure as of March 31, 2017.  For the three months ended March 31, 2017, proceeds on sale of OREO were $939 thousand. For the three months ended March 31, 2017, one OREO property was sold for a net loss of $361 thousand.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016

Balance beginning of period	$2,694	$5,852
Real estate acquired from borrowers	-	-
Valuation allowance	-	(6)
Properties sold	(1,300)	(2,000)
Balance end of period	$1,394	$3,846

Note 8. Long-Term Borrowings

The following table presents information related to the Company’s long-term borrowings as of March 31, 2017, December 31, 2016 and March 31, 2016.

(dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016

Subordinated Notes, 5.75%	$70,000	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	150,000	-
Less: debt issurance costs	(3,388)	(3,486)	(1,042)
Long-term borrowings	$216,612	$216,514	$68,958

On August 5, 2014, the Company completed the sale of $70.0 million of its 5.75% subordinated notes, due September 1, 2024 (the “Notes”). The Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $68.8 million, which includes $1.2 million in deferred financing costs which are being amortized over the life of the Notes.

On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “2026 Notes”). The 2026 Notes were offered to the public at par. The notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $147.35 million, which includes $2.6 million in deferred financing costs which are being amortized over the life of the 2026 Notes.

Note 9. Net Income per Common Share

The calculation of net income per common share for the three months ended March 31, 2017 and 2016 was as follows.

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2017	2016
Basic:
Net income	$27,017	$23,322
Average common shares outstanding	34,070	33,519
Basic net income per common share	$0.79	$0.70

Diluted:
Net income	$27,017	$23,322
Average common shares outstanding	34,070	33,519
Adjustment for common share equivalents	214	585
Average common shares outstanding-diluted	34,284	34,104
Diluted net income per common share	$0.79	$0.68

Anti-dilutive shares	7	5

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

The Company adopted the 2016 Plan upon approval by the shareholders at the 2016 Annual Meeting held on May 12, 2016. The 2016 Plan provides directors and selected employees of the Bank, the Company and their affiliates with the opportunity to acquire shares of stock, through awards of options, time vested restricted stock, performance-based restricted stock and stock appreciation rights. Under the 2016 Plan, 1,000,000 shares of common stock were initially reserved for issuance.

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model. For restricted stock awards granted under the 2006 plan, fair value is based on the average of the high and low stock price of the Company’s shares on the date of grant. For restricted stock awards granted under the 2016 plan, fair value is based on the Company’s closing price on the date of grant. For awards that are performance-based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant.

In February 2017, the Company awarded 91,097 shares of time vested restricted stock to senior officers, directors, and certain employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.

In February 2017, the Company awarded senior officers a targeted number of 36,523 performance vested restricted stock units (PRSUs). The vesting of PRSUs is 100% after three years with payouts based on threshold, target or maximum average performance targets over the three year period relative to a peer index. The three performance metrics are average annual earnings per share growth, average annual total shareholder return and average annual return on average assets, in each case as compared to companies in the KBW Regional Banking Index.

Below is a summary of stock option activity for the three months ended March 31, 2017 and 2016. The information excludes restricted stock units and awards.

	Three Months Ended March 31,
	2017		2016
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Beginning balance	216,859	$8.80	298,740	$9.97
Issued	-	-	-	-
Exercised	(2,675)	24.67	(16,759)	11.80
Forfeited	-	-	(1,100)	15.48
Expired	-	-	(6,037)	13.57
Ending balance	214,184	$8.60	274,844	$9.76

The following summarizes information about stock options outstanding at March 31, 2017. The information excludes restricted stock units and awards.

Outstanding:		Stock Options	Weighted-Average	Weighted-Average Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life
$5.76	$10.72	154,535	$5.76	1.56
$10.73	$15.45	47,886	10.83	1.18
$15.46	$20.01	447	16.66	5.97
$20.02	$49.91	11,316	37.59	7.77
		214,184	$8.60	1.81

Exercisable:		Stock Options	Weighted-Average
Range of Exercise Prices		Exercisable	Exercise Price
$5.76	$10.72	119,837	$5.76
$10.73	$15.45	47,886	10.83
$15.46	$20.01	447	16.66
$20.02	$49.91	2,906	22.20
		171,076	$7.49

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2016 and 2015. There were no grants of stock options during the three months ended March 31, 2017.

	Three Months Ended	Years Ended December 31,
	March 31, 2017	2016	2015
Expected volatility	n/a	24.23%	31.21%
Weighted-Average volatility	n/a	24.23%	31.21%
Expected dividends	-	-	-
Expected term (in years)	n/a	7.0	7.0
Risk-free rate	n/a	1.37%	1.64%
Weighted-average fair value (grant date)	n/a	$14.27	$16.73

The total intrinsic value of outstanding stock options was $11.0 million at March 31, 2017. The total intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $103 thousand and $604 thousand, respectively. The total fair value of stock options vested was $34 thousand and $40 thousand for the three months ended March 31, 2017 and 2016, respectively. Unrecognized stock-based compensation expense related to stock options totaled $115 thousand at March 31, 2017. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.52 years.

The Company has unvested restricted stock awards and PRSU grants of 247,351 shares at March 31, 2017. Unrecognized stock based compensation expense related to restricted stock awards totaled $10.8 million at March 31, 2017. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.31 years. The following table summarizes the unvested restricted stock awards at March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at beginning	296,192	$34.61	369,093	$24.43
Issued	127,620	61.21	139,732	46.17
Forfeited	(327)	43.07	(766)	37.48
Vested	(176,134)	28.73	(195,188)	22.53
Unvested at end	247,351	$52.51	312,871	$35.29

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At March 31, 2017, the 2011 ESPP had 413,238 shares remaining for issuance.

Included in salaries and employee benefits in the accompanying Consolidated Statements of Operations, the Company recognized $1.9 million and $1.4 million in stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 11. Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2017 and 2016.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended March 31, 2017
Net unrealized gain on securities available-for-sale	$1,165	$453	$712
Less: Reclassification adjustment for net gains included in net income	(505)	(183)	(322)
Total unrealized gain	660	270	390

Net unrealized gain on derivatives	1,752	673	1,079
Less: Reclassification adjustment for losses included in net income	(578)	(209)	(369)
Total unrealized gain	1,174	464	710

Other Comprehensive Income	$1,834	$734	$1,100

Three Months Ended March 31, 2016
Net unrealized gain on securities available-for-sale	$5,963	$2,385	$3,578
Less: Reclassification adjustment for net gains included in net income	(624)	(250)	(374)
Total unrealized gain	5,339	2,135	3,204

Net unrealized loss on derivatives	(7,403)	(2,961)	(4,442)
Less: Reclassification adjustment for losses included in net income	-	-	-
Total unrealized loss	(7,403)	(2,961)	(4,442)

Other Comprehensive Loss	$(2,064)	$(826)	$(1,238)

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2017 and 2016.

	Securities		Accumulated Other
(dollars in thousands)	Available For Sale	Derivatives	Comprehensive (Loss) Income

Three Months Ended March 31, 2017
Balance at Beginning of Period	$(1,955)	$(426)	$(2,381)
Other comprehensive income before reclassifications	712	1,079	1,791
Amounts reclassified from accumulated other comprehensive income	(322)	(369)	(691)
Net other comprehensive income during period	390	710	1,100
Balance at End of Period	$(1,565)	$284	$(1,281)

Three Months Ended March 31, 2016
Balance at Beginning of Period	$1,041	$(850)	$191
Other comprehensive income (loss) before reclassifications	3,578	(4,442)	(864)
Amounts reclassified from accumulated other comprehensive income	(374)	-	(374)
Net other comprehensive income (loss) during period	3,204	(4,442)	(1,238)
Balance at End of Period	$4,245	$(5,292)	$(1,047)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2017 and 2016.

Details about Accumulated Other	Amount Reclassified from		Affected Line Item in
Comprehensive Income Components	Accumulated Other		the Statement Where
(dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three Months Ended March 31,
	2017	2016
Realized gain on sale of investment securities	$505	$624	Gain on sale of investment securities
Interest expense derivative deposits	(578)	-	Interest expense on deposits
Income tax benefit (expense)	26	(250)	Tax expense
Total Reclassifications for the Period	$(47)	$374	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2017
Assets:
Investment securities available for sale:
U. S. agency securities	$-	$147,908	$-	$147,908
Residential mortgage backed securities	-	296,925	-	296,925
Municipal bonds	-	44,609	-	44,609
Corporate bonds	-	8,647	1,500	10,147
Other equity investments	-	-	218	218
Loans held for sale	-	29,567	-	29,567
Mortgage banking derivatives	-	-	93	93
Interest rate swap derivatives	-	486	-	486
Total assets measured at fair value on a recurring basis as of March 31, 2017	$-	$528,142	$1,811	$529,953

Liabilities:
Mortgage banking derivatives	$-	$-	$71	$71
Interest rate swap derivatives	-	23	-	23
Total liabilities measured at fair value on a recurring basis as of March 31, 2017	$-	$23	$71	$94

December 31, 2016
Assets:
Investment securities available for sale:
U. S. agency securities	$-	$106,142	$-	$106,142
Residential mortgage backed securities	-	326,239	-	326,239
Municipal bonds	-	95,930	-	95,930
Corporate bonds	-	8,079	1,500	9,579
Other equity investments	-	-	218	218
Loans held for sale	-	51,629	-	51,629
Mortgage banking derivatives	-	-	114	114
Total assets measured at fair value on a recurring basis as of December 31, 2016	$-	$588,019	$1,832	$589,851

Liabilities:
Mortgage banking derivatives	$-	$-	$55	$55
Interest rate swap derivatives	-	692	-	692
Total liabilities measured at fair value on a recurring basis as of December 31, 2016	$-	$692	$55	$747

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. agency debt securities, mortgage backed securities issued by Government Sponsored Entities (“GSE’s”) and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amounts approximate the fair value.

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

Interest rate swap derivatives: These derivative instruments consist of forward starting interest rate swap agreements, which are accounted for as cash flow hedges, and a free-standing derivative which is not designated as a hedge under ASC 815. The Company's derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral agreement that requires collateral postings when the market value exceeds certain threshold limits. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2017	$1,718	$114	$1,832
Realized loss included in earnings - net mortgage banking derivatives	-	(21)	(21)
Purchases of available-for-sale securities	-	-	-
Principal redemption	-	-	-
Ending balance at March 31, 2017	$1,718	$93	$1,811

Liabilities:
Beginning balance at January 1, 2017	$-	$55	$55
Realized loss included in earnings - net mortgage banking derivatives	-	16	16
Principal redemption	-	-	-
Ending balance at March 31, 2017	$-	$71	$71

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2016	$219	$24	$243
Realized gain included in earnings - net mortgage banking derivatives	-	90	90
Purchases of available-for-sale securities	1,500	-	1,500
Principal redemption	(1)	-	(1)
Ending balance at December 31, 2016	$1,718	$114	$1,832

Liabilities:
Beginning balance at January 1, 2016	$-	$30	$30
Realized loss included in earnings - net mortgage banking derivatives	-	25	25
Principal redemption	-	-	-
Ending balance at December 31, 2016	$-	$55	$55

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

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2017
Impaired loans:
Commercial	$-	$-	$2,550	$2,550
Income producing - commercial real estate	-	-	8,531	8,531
Owner occupied - commercial real estate	-	-	2,648	2,648
Real estate mortgage - residential	-	-	310	310
Construction - commercial and residential	-	-	2,905	2,905
Other consumer	-	-	44	44
Other real estate owned	-	-	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of March 31, 2017	$-	$-	$18,382	$18,382

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2016
Impaired loans:
Commercial	$-	$-	$2,956	$2,956
Income producing - commercial real estate	-	-	12,993	12,993
Owner occupied - commercial real estate	-	-	2,133	2,133
Real estate mortgage - residential	-	-	555	555
Construction - commercial and residential	-	-	1,550	1,550
Other consumer	-	-	13	13
Other real estate owned	-	-	2,694	2,694
Total assets measured at fair value on a nonrecurring basis as of December 31, 2016	$-	$-	$22,894	$22,894

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2017, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Mortgage banking derivatives: The Company enters into interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on market data. These commitments are classified as Level 3 in the fair value disclosures, as the valuations are based on market unobservable inputs. The Company hedges the risk of the overall change in the fair value of loan commitments to borrowers by selling forward contracts on securities of GSEs. These forward settling contracts are classified as Level 3, as valuations are based on market unobservable inputs. See Note 4 to the Consolidated Financial Statements for additional detail.

Interest rate swap derivatives: These derivative instruments consist of forward starting interest rate swap agreements, which are accounted for as cash flow hedges, and a free-standing derivative which is not designated as a hedge under ASC 815. The Company's derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral agreement that requires collateral postings when the market value exceeds certain threshold limits. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.

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

The estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Assets
Cash and due from banks	$11,899	$11,899	$-	$11,899	$-
Federal funds sold	3,222	3,222	-	3,222	-
Interest bearing deposits with other banks	464,061	464,061	-	464,061	-
Investment securities	499,807	499,807	-	498,089	1,718
Federal Reserve and Federal Home Loan Bank stock	25,573	25,573	-	25,573	-
Loans held for sale	29,567	29,567	-	29,567	-
Loans	5,824,946	5,831,920	-	-	5,831,920
Bank owned life insurance	60,496	60,496	-	60,496	-
Annuity investment	11,800	11,800	-	11,800	-
Mortgage banking derivatives	93	93	-	-	93
Interst rate swap derivatives	486	486.00	-	486	-

Liabilities
Noninterest bearing deposits	1,831,837	1,831,837	-	1,831,837	-
Interest bearing deposits	3,166,977	3,166,977	-	3,166,977	-
Certificates of deposit	790,675	787,461	-	787,461	-
Customer repurchase agreements	82,160	82,160	-	82,160	-
Borrowings	291,612	279,756	-	279,756	-
Mortgage banking derivatives	71	71	-	-	71
Interest rate swap derivatives	23	23	-	23	-

December 31, 2016
Assets
Cash and due from banks	$10,285	$10,285	$-	$10,285	$-
Federal funds sold	2,397	2,397	-	2,397	-
Interest bearing deposits with other banks	355,481	355,481	-	355,481	-
Investment securities	538,108	538,108	-	536,390	1,718
Federal Reserve and Federal Home Loan Bank stock	21,600	21,600	-	21,600	-
Loans held for sale	51,629	51,629	-	51,629	-
Loans	5,677,893	5,683,158	-	-	5,683,158
Bank owned life insurance	60,130	60,130	-	60,130	-
Annuity investment	11,929	11,929	-	11,929	-
Mortgage banking derivatives	114	114	-	-	114

Liabilities
Noninterest bearing deposits	1,775,684	1,775,684	-	1,775,684	-
Interest bearing deposits	3,191,682	3,191,682	-	3,191,682	-
Certificates of deposit	748,748	745,985	-	745,985	-
Customer repurchase agreements	68,876	68,876	-	68,876	-
Borrowings	216,514	203,657	-	203,657	-
Mortgage banking derivatives	55	55	-	-	55
Interest rate swap derivatives	692	692	-	692	-

Note 13.  Supplemental Executive Retirement Plan

The Bank has entered into Supplemental Executive Retirement and Death Benefit Agreements (the “SERP Agreements”) with certain of the Bank’s executive officers other than Mr. Paul, which upon the executive’s retirement, will provide for a stated monthly payment for such executive’s lifetime subject to certain death benefits described below. The retirement benefit is computed as a percentage of each executive’s projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreements provide that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement, (b) death, disability and change-in-control shall result in immediate vesting, and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreements further provide for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive’s beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance in 2013 carriers totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. For the quarter ended March 31, 2017, the annuity contracts accrued $31 thousand of income, which was included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $11.8 million at March 31, 2017 and is included in other assets on the Consolidated Balance Sheet. For the three months ended March 31, 2017, the Company recorded benefit expense accruals of $103 thousand, for this post retirement benefit.

Upon death of a named executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively finance payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating eighteen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twenty-one branch offices, including nine in Northern Virginia, seven in Montgomery County, Maryland, and five in Washington, D.C.

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

Investment Securities

The fair values and the information used to record valuation adjustments for investment securities available-for-sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company’s investment portfolio is categorized as available-for-sale with unrealized gains and losses net of income tax being a component of shareholders’ equity and accumulated other comprehensive loss.

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

RESULTS OF OPERATIONS

Earnings Summary

For the three months ended March 31, 2017, the Company’s net income was $27.0 million, a 16% increase over the $23.3 million for the three months ended March 31, 2016. Net income per basic common share for the three months ended March 31, 2017 was $0.79 compared to $0.70 for the same period in 2016, a 13% increase. Net income per diluted common share for the three months ended March 31, 2017 was $0.79 compared to $0.68 for the same period in 2016, a 16% increase.

The increase in net income for the three months ended March 31, 2017 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 6% over the same period in 2016. Net interest income grew 7% for the three months ended March 31, 2017 as compared to the same period in 2016 due to average earning asset growth of 12%.

For the three months ended March 31, 2017, the Company reported an annualized ROAA of 1.62% as compared to 1.54% for the three months ended March 31, 2016. The annualized ROACE for the three months ended March 31, 2017 was 12.74%, as compared to 12.39% for the three months ended March 31, 2016. The higher ratios are due to higher earnings.

The net interest margin decreased 17 basis points from 4.31% for the three months ended March 31, 2016 to 4.14% for the three months ended March 31, 2017. Average earning asset yields were 4.70% for the three months ended March 31, 2017 and 4.67% for the same period in 2016. The average cost of interest bearing liabilities increased by 34 basis points (to 0.89% from 0.55%) for the three months ended March 31, 2017 as compared to the same period in 2016. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 31 basis points for the three months ended March 31, 2017 as compared to 2016 (3.81% versus 4.12%).

The benefit of noninterest sources funding earning assets increased by 14 basis points to 33 basis points from 19 basis points for the three months ended March 31, 2017 versus the same period in 2016. The combination of a 31 basis point decrease in the net interest spread and a 14 basis point increase in the value of noninterest sources resulted in the 17 basis point decrease in the net interest margin for the three months ended March 31, 2017 as compared to the same period in 2016. The net interest margin was positively impacted by seven basis points in the three months ended March 31, 2017 as a result of $1.2 million in amortization of the credit mark established in connection with the 2015 merger of Virginia Heritage Bank into EagleBank (the “Merger”). The net interest margin was positively impacted by three basis points in the three months ended March 31, 2016 as a result of $374 thousand in amortization of the credit mark adjustment from the Merger. For the three months ended March 31, 2017, the July 2016 $150.0 million sub-debt raise negatively impacted the net interest margin by 16 basis points.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 92% of the Company’s total revenue for the three months ended March 31, 2017.

For the first quarter of 2017, total loans grew 3% over December 31, 2016, and averaged 13% higher in the first three months of 2017 as compared to the first three months of 2016. For the first three months of 2017, total deposits increased 1% over December 31, 2016, and averaged 12% higher for the first three months of 2017 compared with the first three months of 2016.

In order to fund growth in average loans of 13% over the three months ended March 31, 2017 as compared to the same period in 2016, as well as sustain significant liquidity, the Company has relied on both core deposit growth and brokered or wholesale deposits. The major component of the growth in core deposits has been growth in noninterest bearing accounts primarily as a result of effectively building new and enhanced client relationships.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, increased to 87.3% of average earning assets for the first three months of 2017 from 86.8% for the first three months of 2016. For the first three months of 2017, as compared to the same period in 2016, average loans, excluding loans held for sale, increased $634.9 million, a 13% increase. The increase in average loans in the first three months of 2017 as compared to the first three months of 2016 is primarily attributable to growth in income producing - commercial real estate, commercial, and owner occupied- commercial real estate. The mix of average investment securities for the three month periods ended March 31, 2017 and 2016 amounted to 8% and 9% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 5% of average earning assets for both the first three months of 2017 and 2016. The average combination of federal funds sold, interest bearing deposits with other banks and loans held for sale increased $28.1 million for the three months ended March 31, 2017 as compared to the same period in 2016.

The provision for credit losses was $1.4 million for the three months ended March 31, 2017 as compared to $3.0 million for the three months ended March 31, 2016. The lower provisioning in the first quarter of 2017, as compared to the first quarter of 2016, is due to lower net charge-offs and overall improvement in asset quality, coupled with lower loan growth. Loan growth of $147.1 million for the three months ended March 31, 2017 compared to loan growth of $157.5 million for the same period in 2016. Net charge-offs of $623 thousand in the first quarter of 2017 represented an annualized 0.04% of average loans, excluding loans held for sale, as compared to $1.1 million, or an annualized 0.09% of average loans, excluding loans held for sale, in the first quarter of 2016. Net charge-offs in the first quarter of 2017 were attributable primarily to income producing- commercial real estate ($450 thousand) and commercial ($124 thousand) loans.

At March 31, 2017 the allowance for credit losses represented 1.03% of loans outstanding, as compared to 1.04% at December 31, 2016 and 1.06% at March 31, 2016. The decrease in the allowance for credit losses as a percentage of total loans at March 31, 2017, as compared to March 31, 2016, is the result of loan growth and continuing improvement in historical losses. The allowance for credit losses represented 417% of nonperforming loans at March 31, 2017, as compared to 330% at December 31, 2016, and 249% at March 31, 2016.

Total noninterest income for the three months ended March 31, 2017 decreased to $6.1 million from $6.3 million for the three months ended March 31, 2016, a 4% decrease, primarily due to a net gain on the sale of OREO in the amount of $573 thousand in March 2016. Gain on sale of loans was $2.0 million for the three months ended March 31, 2017 versus $1.5 million for the same period in 2016. Residential mortgage loans closed were $150 million for the first quarter in 2017 versus $132 million for the first quarter of 2016. Net investment gains were $505 thousand for the three months ended March 31, 2017 compared to $624 thousand for the same period in 2016.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 40.06% for the first quarter of 2017, as compared to 40.80% for the first quarter of 2016. Noninterest expenses totaled $29.2 million for the three months ended March 31, 2017, as compared to $28.1 million for the three months ended March 31, 2016, a 4% increase. Cost increases for salaries and benefits were $558 thousand, due primarily to increased staff and merit increases. Marketing and advertising expense increased by $120 thousand primarily due to costs associated with digital and print advertising and sponsorships. FDIC expenses were $265 thousand lower due to a change to the FDIC insurance premium formula for small institutions effective July 1, 2016.

The ratio of common equity to total assets decreased from 12.44% at March 31, 2016 to 12.31% at March 31, 2017, due primarily to total asset growth (from $6.13 billion to $7.09 billion). As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the three months ended March 31, 2017, net interest income increased 7% over the same period for 2017. Average loans increased by $634.9 million and average deposits increased by $410.7 million. The net interest margin was 4.14% for the three months ended March 31, 2017, as compared to 4.31% for the same period in 2016. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three months ended March 31, 2017 and 2016. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$269,680	$483	0.73%	$236,131	$284	0.48%
Loans held for sale (1)	29,378	283	3.85%	29,247	273	3.73%
Loans (1) (2)	5,705,261	72,188	5.13%	5,070,386	64,649	5.13%
Investment securities available for sale (2)	526,210	2,833	2.18%	498,187	2,588	2.09%
Federal funds sold	5,397	7	0.53%	10,964	13	0.48%
Total interest earning assets	6,535,926	75,794	4.70%	5,844,915	67,807	4.67%

Total noninterest earning assets	295,545			281,535
Less: allowance for credit losses	59,307			53,917
Total noninterest earning assets	236,238			227,618
TOTAL ASSETS	$6,772,164			$6,072,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$331,235	$237	0.29%	$189,997	$101	0.21%
Savings and money market	2,690,526	3,865	0.58%	2,755,028	2,519	0.37%
Time deposits	737,777	1,728	0.95%	746,449	1,523	0.82%
Total interest bearing deposits	3,759,538	5,830	0.63%	3,691,474	4,143	0.45%
Customer repurchase agreements	69,628	38	0.22%	70,385	37	0.21%
Other short-term borrowings	31,944	53	0.66%	-	-	-
Long-term borrowings	216,571	2,979	5.50%	68,939	1,037	5.95%
Total interest bearing liabilities	4,077,681	8,900	0.89%	3,830,798	5,217	0.55%

Noninterest bearing liabilities:
Noninterest bearing demand	1,794,864			1,452,196
Other liabilities	39,840			32,623
Total noninterest bearing liabilities	1,834,704			1,484,819

Shareholders’ equity	859,779			756,916
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,772,164			$6,072,533

Net interest income		$66,894			$62,590
Net interest spread			3.81%			4.12%
Net interest margin			4.14%			4.31%
Cost of funds			0.56%			0.36%

(1)

Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $4.0 million and $3.8 million for the three months ended March 31, 2017 and 2016, respectively.

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

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside loan review consultant, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption “Critical Accounting Policies” for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table at page 53, which reflects activity in the allowance for credit losses.

During the three months ended March 31, 2017, the allowance for credit losses increased $774 thousand, reflecting $1.4 million in provision for credit losses and $623 thousand in net charge-offs during the period. The provision for credit losses was $1.4 million for the three months ended March 31, 2017 as compared to $3.0 million for the same period in 2016. The lower provisioning in the first quarter of 2017, as compared to the first quarter of 2016, is due to lower net charge-offs and overall improvement in asset quality, coupled with lower loan growth. Loan growth of $147.1 million for the three months ended March 31, 2017 compared to loan growth of $157.5 million for the same period in 2016. Net charge-offs of $623 thousand in the first quarter of 2017 represented an annualized 0.04% of average loans, excluding loans held for sale, as compared to $1.1 million, or an annualized 0.09% of average loans, excluding loans held for sale, in the first quarter of 2016.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

(dollars in thousands)	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$59,074	$52,687
Charge-offs:
Commercial	137	805
Income producing - commercial real estate	500	590
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	-
Construction - commercial and residential	-	-
Construction - C&I (owner occupied)	-	-
Home equity	-	4
Other consumer	63	7
Total charge-offs	700	1,406

Recoveries:
Commercial	13	72
Income producing - commercial real estate	50	4
Owner occupied - commercial real estate	1	1
Real estate mortgage - residential	2	2
Construction - commercial and residential	3	196
Construction - C&I (owner occupied)	-	-
Home equity	1	1
Other consumer	7	8
Total recoveries	77	284
Net charge-offs	623	1,122
Provision for Credit Losses	1,397	3,043
Balance at end of period	$59,848	$54,608

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.09%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2017		December 31, 2016		March 31, 2016
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$14,583	21%	$14,700	21%	$13,622	21%
Income producing - commercial real estate	21,384	43%	21,105	44%	15,794	40%
Owner occupied - commercial real estate	4,026	11%	4,010	12%	3,931	11%
Real estate mortgage - residential	1,106	3%	1,284	3%	1,051	3%
Construction - commercial and residential	15,390	18%	15,002	16%	17,029	20%
Construction - C&I (owner occupied)	1,966	2%	1,485	2%	1,437	2%
Home equity	1,088	2%	1,328	2%	1,483	3%
Other consumer	305	-	160	-	261	-
Total allowance	$59,848	100%	$59,074	100%	$54,608	100%

(1)	Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of TDRs and OREO, totaled $15.7 million at March 31, 2017 representing 0.22% of total assets, as compared to $20.6 million of nonperforming assets, or 0.30% of total assets, at December 31, 2016 and $25.8 million of nonperforming assets, or 0.42% of total assets, at March 31, 2016. The Company had no accruing loans 90 days or more past due at March 31, 2017, December 31, 2016 or March 31, 2016. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.03% of total loans at March 31, 2017, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had nine TDR’s at March 31, 2017 totaling approximately $8.8 million. Seven of these loans, totaling approximately $7.9 million, are performing under their modified terms, and as a result are not disclosed in the table below. During the three months of 2017, there was one default on a $237 thousand restructured loan which was charged off, as compared to the same period in 2016, which had one default on a $5.0 million restructured loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There were no nonperforming TDRs reclassified to nonperforming loans during the three months ended March 31, 2017. There was one nonperforming TDR totaling $5.0 million reclassified to nonperforming loans during the three months ended March 31, 2016. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2017 and 2016.

Total nonperforming loans amounted to $14.4 million at March 31, 2017 (0.25% of total loans), compared to $17.9 million at December 31, 2016 (0.31% of total loans) and $21.9 million at March 31, 2016 (0.43% of total loans). The decrease in the ratio of nonperforming loans to total loans at March 31, 2017 as compared to March 31, 2016 was due to a decrease in the level of nonperforming loans.

Included in nonperforming assets at March 31, 2017 was $1.4 million of OREO, consisting of two foreclosed properties. The Company had three foreclosed properties with a net carrying value of $2.7 million at December 31, 2016 and seven foreclosed properties with a net carrying value of $3.8 million at March 31, 2016.  OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first three months of 2017, one foreclosed property with a net carrying value of $1.4 million was sold for a net loss of $361 thousand. The decrease in OREO for the three months ended March 31, 2017, as compared to the same period in 2016 is due to the sale of seven OREO properties.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,		December 31,
(dollars in thousands)	2017	2016	2016
Nonaccrual Loans:
Commercial	$2,443	$4,234	$2,521
Income producing - commercial real estate	5,622	10,305	10,508
Owner occupied - commercial real estate	2,631	1,263	2,093
Real estate mortgage - residential	310	582	555
Construction - commercial and residential	3,255	5,422	2,072
Construction - C&I (owner occupied)	-	-	-
Home equity	94	122	-
Other consumer	-	-	126
Accrual loans-past due 90 days	-	-	-
Total nonperforming loans (1)	14,355	21,928	17,875
Other real estate owned	1,394	3,846	2,694
Total nonperforming assets	$15,749	$25,774	$20,569

Coverage ratio, allowance for credit losses to total nonperforming loans	416.91%	249.03%	330.49%
Ratio of nonperforming loans to total loans	0.25%	0.43%	0.31%
Ratio of nonperforming assets to total assets	0.22%	0.42%	0.30%

(1)

Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There were no loans that migrated from performing TDRs during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 where there was one loan totaling $5.0 million that migrated from performing TDR.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At March 31, 2017, there were $17.4 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $17.4 million in potential problem loans at March 31, 2017 compared to $16.9 million at December 31, 2016, and $12.2 million at March 31, 2016.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from BOLI and other income.

Total noninterest income for the three months ended March 31, 2017 decreased to $6.1 million from $6.3 million for the three months ended March 31, 2016, a 4% decrease. This decrease was primarily due to an OREO net gain of $573 thousand recorded in the first quarter of 2016.

Service charges on deposit accounts increased by $24 thousand, or 2%, from $1.4 million for the three months ended March 31, 2016 to $1.5 million for the same period in 2017. The increase for the three month period was primarily related to increased transaction volume.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of residential mortgage loans yielded gains of $2.0 million for the three months ended March 31, 2017 compared to $1.2 million in the same period in 2016. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended March 31, 2017. The reserve amounted to $98 thousand at March 31, 2017 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $57 thousand for the three months ended March 31, 2017 compared to $243 thousand for the three month period in 2016. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Net investment gains were $505 thousand for the three months ended March 31, 2017 compared to $624 thousand for the same period in 2016.

Other income totaled $1.7 million for the three months ended March 31, 2017 as compared to $2.4 million for the same period in 2016, a decrease of 29% due primarily to an OREO net gain of $573 thousand recorded in the first quarter of 2016. ATM fees decreased to $359 thousand for the three months ended March 31, 2017 from $364 thousand for the same period in 2016, a 1% decrease. Noninterest loan fees increased to $855 thousand for the three months ended March 31, 2017 from $840 thousand for the same period in 2016, a 2% increase. Noninterest fee income totaled $374 thousand for the three months ended March 31, 2017 a decrease of $169 thousand, or 31%, over the balance for the same period in 2016 primarily due to higher investment income received on a Small Business Investment Company investment during the first quarter of 2016.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, FDIC insurance, and other expenses.

Total noninterest expenses totaled $29.2 million for the three months ended March 31, 2017, as compared to $28.1 million for the three months ended March 31, 2016.

Salaries and employee benefits were $16.7 million for the three months ended March 31, 2017, as compared to $16.1 million for the same period in 2016, a 4% increase. Salaries and benefits cost increases for the three month period were due primarily to increased staff, merit increases, and additional expense incurred to accelerate the vesting of equity awards for a retiring employee. At March 31, 2017, the Company’s full time equivalent staff numbered 471, as compared to 469 at December 31, 2016 and 430 at March 31, 2016.

Premises and equipment expenses amounted to $3.8 million for both the three month periods ended March 31, 2017 and March 31, 2016, increasing just 1%. For the three months ended March 31, 2017, the Company recognized $131 thousand of sublease revenue as compared to $134 thousand for the same period in 2016. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses increased to $894 thousand for the three months ended March 31, 2017 from $774 thousand for the same period in 2016, a 16% increase. The increase in the three month period was primarily due to costs associated with digital and print advertising and sponsorships.

Legal, accounting and professional fees decreased to $1.0 million for the three months ended March 31, 2017 from $1.1 million in the same period in 2016, a 6% decrease. The decrease in expense for the three month period was due primarily to lower collection, repossession and legal fees of $216 thousand offset by an increase of $144 thousand in professional fees.

FDIC expenses decreased to $544 thousand for the three months ended March 31, 2017 from $809 thousand for the same period in 2016 due to a change in the FDIC insurance premium formula for small institutions effective July 1, 2016.

For the three months ended March 31, 2017, other expenses amounted to $4.2 million as compared to $3.5 million for the same period in 2016, an increase of 21%. The major components of cost in this category include core deposit intangible amortization, franchise taxes, broker fees, and expenses for the operations of OREO property. Other expenses for the three month period ended March 31, 2017 increased over the same period in 2016 primarily due to a higher loss on the sale of OREO ($361 thousand), higher broker fees ($297 thousand), and higher business development costs ($89 thousand).

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, improved to 40.06% for the first quarter of 2017 from 40.80% for the first quarter of 2016. As a percentage of average assets, total noninterest expense (annualized) improved to 1.73% for the three months ended March 31, 2017 as compared to 1.85% for the same period in 2016. Cost control remains a significant operating objective of the Company.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) decreased to 36.2% for the three months ended March 31, 2017 as compared to 38.2% for the same period in 2016. The lower effective tax rate for the three months ended March 31, 2017, was due to both a lower state income tax apportionment factor and the adoption of the new accounting guidance for share-based transactions. That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized as income tax expense or benefits in the income statement. Previously, tax effects resulting from changes in the Company’s stock price subsequent to the grant date were recorded directly to shareholders’ equity at the time of vesting or exercise. The adoption of this new standard (ASU 2016-09) resulted in a $589 thousand, or $0.02 per share, reduction to income tax expense in the first quarter of 2017.

FINANCIAL CONDITION

Summary

Total assets at March 31, 2017 were $7.09 billion, a 16% increase as compared to $6.13 billion at March 31, 2016, and a 3% increase as compared to $6.89 billion at December 31, 2016. Total loans (excluding loans held for sale) were $5.82 billion at March 31, 2017, a 13% increase as compared to $5.16 billion at March 31, 2016, and a 3% increase as compared to $5.68 billion at December 31, 2016. Loans held for sale amounted to $29.6 million at March 31, 2017 as compared to $45.7 million at March 31, 2016, a 35% decrease, and $51.6 million at December 31, 2016, a 43% decrease. The investment portfolio totaled $499.8 million at March 31, 2017, a 3% increase from the $487.6 million balance at March 31, 2016. As compared to December 31, 2016, the investment portfolio at March 31, 2017 decreased by $38.3 million or 7%.

Total deposits at March 31, 2017 were $5.79 billion compared to deposits of $5.19 billion at March 31, 2016, a 12% increase, and $5.72 billion at December 31, 2016, a 1% increase. Total borrowed funds (excluding customer repurchase agreements) were $291.6 million at March 31, 2017 as compared to $69.0 million at March 31, 2016, an increase of 323%, and $216.5 million at December 31, 2016, an increase of 35%. On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026. During the first quarter of 2017, $75.0 million in FHLB advances were borrowed as part of the overall asset liability strategy and to support loan growth. These advances remained outstanding as of March 31, 2017 and mature in March 2018. We continue to work on expanding the breadth and depth of our existing relationships while we pursue building new relationships.

Total shareholders’ equity at March 31, 2017 increased 15%, to $873.0 million, compared to $762.5 million at March 31, 2016, and increased 4%, from $842.8 million, at December 31, 2016. The increase in shareholders’ equity at March 31, 2017 compared to the same period in 2016 was primarily the result of retained earnings. The ratio of common equity to total assets was 12.31% at March 31, 2017, as compared to 12.44% at March 31, 2016 and 12.23% at December 31, 2016. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 14.97% at March 31, 2017, as compared to 12.87% at March 31, 2016, and 14.89% at December 31, 2016. In addition, the tangible common equity ratio was 10.97% at March 31, 2017, compared to 10.86% at March 31, 2016 and 10.84% at December 31, 2016.

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

Loans, net of amortized deferred fees and costs, at March 31, 2017, December 31, 2016 and March 31, 2016 by major category are summarized below.

	March 31, 2017		December 31, 2016		March 31, 2016
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,235,832	21%	$1,200,728	21%	$1,060,047	21%
Income producing - commercial real estate	2,538,734	43%	2,509,517	44%	2,138,091	40%
Owner occupied - commercial real estate	638,132	11%	640,870	12%	569,915	11%
Real estate mortgage - residential	155,021	3%	152,748	3%	149,159	3%
Construction - commercial and residential	1,021,620	18%	932,531	16%	1,034,689	20%
Construction - C&I (owner occupied)	130,513	2%	126,038	2%	87,324	2%
Home equity	100,265	2%	105,096	2%	110,985	3%
Other consumer	4,829	-	10,365	-	5,661	-
Total loans	5,824,946	100%	5,677,893	100%	5,155,871	100%
Less: allowance for credit losses	(59,848)		(59,074)		(54,608)
Net loans	$5,765,098		$5,618,819		$5,101,263

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

Loans outstanding reached $5.82 billion at March 31, 2017, an increase of $669.1 million, or 13%, as compared to $5.16 billion at March 31, 2016, and an increase of $147.1 million, or 3%, as compared to $5.68 billion at December 31, 2016. The loan growth during the three months ended March 31, 2017 over the same period in 2016 was predominantly in the income producing - commercial real estate, commercial, and owner occupied- commercial real estate categories. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio. Multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects, while suburban office leasing softened.  Overall, commercial real estate values have generally held up well with price escalation in prime pockets. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

Owner occupied - commercial real estate and construction - C&I (owner occupied) represent 13% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 74% consisting of commercial real estate and real estate construction loans. When owner occupied - commercial real estate and construction - C&I (owner occupied) is excluded, the percentage of total loans represented by commercial real estate decreases to 61%. Real estate also serves as collateral for loans made for other purposes, resulting in 84% of all loans being secured by real estate.

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

For the three months ended March 31, 2017, noninterest bearing deposits increased $56.2 million as compared to December 31, 2016, while interest bearing deposits increased by $17.2 million during the same period. Average total deposits for the first three months of 2017 were $5.55 billion, as compared to $5.14 billion for the same period in 2016, an 8% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although the federal banking agencies have recognized that these reciprocal deposits have many characteristics of core deposits and therefore provide for separate identification of such deposits in the quarterly Call Report data. The Bank also is able to obtain one way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At March 31, 2017, total deposits included $929.5 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 16% of total deposits. At December 31, 2016, total brokered deposits (excluding the CDARS and ICS two-way) were $676.7 million, or 12% of total deposits. The CDARS and ICS two-way component represented $400.7 million, or 7% of total deposits and $432.1 million or 8% of total deposits at March 31, 2017 and December 31, 2016, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At March 31, 2017 the Company had $1.83 billion in noninterest bearing demand deposits, representing 32% of total deposits, compared to $1.78 billion of noninterest bearing demand deposits at December 31, 2016, or 31% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve prior to July 2011. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank is prepared to evaluate options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $82.2 million at March 31, 2017 compared to $68.9 million at December 31, 2016. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at March 31, 2017 and December 31, 2016. The Bank had $75.0 million in short-term borrowings outstanding under its credit facility from the FHLB at March 31, 2017. There were no borrowings outstanding under its credit facility from the FHLB at December 31, 2016. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50.0 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at March 31, 2017 or December 31, 2016. For additional information regarding this credit please refer to “Capital Resources and Adequacy” below.

Long-term borrowings outstanding at March 31, 2017 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. The Company’s secondary sources of liquidity include a $50.0 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at March 31, 2017. Additionally, the Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at March 31, 2017, and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.06 billion, against which there was $184.4 million outstanding at March 31, 2017. The Bank also has a commitment from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $351.5 million at March 31, 2017. At March 31, 2017 the Bank was also eligible to make advances from the FHLB up to $1.2 billion based on collateral at the FHLB, of which there was $75.0 million outstanding at March 31, 2017. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $466.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At March 31, 2017, under the Bank’s liquidity formula, it had $3.86 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at March 31, 2017 are as follows:

(dollars in thousands)	March 31, 2017
Unfunded loan commitments	$2,372,327
Unfunded lines of credit	96,252
Letters of credit	76,712
Total	$2,545,291

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended.  In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment, as is the case in asset based lending credit facilities.  Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. Unfunded loan commitments of $100.1 million as of March 31, 2017 were related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

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

During the quarter ended March 31, 2017, as compared to the same three months in 2016, the Company was able to increase its net interest income (by 7%), produce a net interest spread of 3.81%, which was 31 basis points lower than the 4.12% for the same quarter in 2016, and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended March 31, 2017, the average investment portfolio balances increased as compared to balances at March 31, 2016. The cash received from strong deposit growth along with cash flows off of the investment portfolio were deployed into loans and the purchase of additional investments.

The percentage mix of municipal securities was 9% of total investments at March 31, 2017 and 22% at March 31, 2016, the portion of the portfolio invested in mortgage backed securities decreased to 60% at March 31, 2017 from 61% at March 31, 2016. The portion of the portfolio invested in U.S. agency investments was 22% at March 31, 2017 and 11% at March 31, 2016. Shorter duration floating rate SBA bonds and corporate bonds were 9% of total investments at March 31, 2017 and 7% at March 31, 2016. Due to the rolling forward of the investment portfolio, purchase of shorter duration instruments (inclusive of shorter U.S. agency investments), and faster prepayment of mortgage backed security principal, the duration of the investment portfolio decreased to 3.4 years at March 31, 2017 from 3.5 years at March 31, 2016, which better prepared the Company for expected increases in market interest rates.

The re-pricing duration of the loan portfolio was fairly stable at 22 months at March 31, 2017 versus 25 months at March 31, 2016, with fixed rate loans amounting to 33% of total loans at March 31, 2017 compared to 35% of total loans at March 31, 2016. Variable and adjustable rate loans comprised 67% of total loans at March 31, 2017, compared to 65% of total loans at March 31, 2016. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio decreased to 27 months at March 31, 2017 from 30 months at March 31, 2016. The change since March 31, 2016 was due substantially to a change in the mix and duration of money market deposits.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, together with loan floors existing in 62% of total loans (at March 31, 2017), has resulted in a loan portfolio yield of 5.13% for the three months ended March 31, 2017 as compared to 5.13% for the same period in 2016. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized loss before income tax on the investment portfolio was $2.6 million at March 31, 2017 as compared to a net unrealized gain before tax of $7.1 million at March 31, 2016. The net unrealized loss on the investment portfolio at March 31, 2017 as compared to the net unrealized gain March 31, 2016 was due primarily to the higher interest rates at March 31, 2017 and the sale of more valuable municipal bonds in the first quarter of 2017. At March 31, 2017, the net unrealized loss position represented -0.5% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from March 31, 2017. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at March 31, 2017, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at March 31, 2017 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at March 31, 2017 is 3.6 years, the loan portfolio 1.8 years, the interest bearing deposit portfolio 2.3 years, and the borrowed funds portfolio 3.9 years.

The following table reflects the result of simulation analysis on the March 31, 2017 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+22.0%	+34.8%	+8.7%
+300	+16.0%	+25.0%	+6.7%
+200	+10.1%	+15.2%	+4.5%
+100	+4.2%	+5.7%	+2.1%
0	-	-	-
-100	-3.8%	-6.4%	-4.3%
-200	-6.7%	-11.4%	-12.4%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at March 31, 2017 are not considered to be excessive. The positive impact of +4.2% in net interest income and +5.7% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing counteracted by a lower level of expected residential mortgage activity.

In the first quarter of 2017, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of asset liquidity at March 31, 2017 as compared to December 31, 2016, the interest rate risk position at March 31, 2017 was similar to the interest rate risk position at December 31, 2016. As compared to December 31, 2016, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale increased by $87.3 million at March 31, 2017.

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

During the first quarter of 2017, average market interest rates increased across the yield curve. Overall, there was a steepening of the yield curve as compared to the first quarter of 2016 with rate increases being generally more significant the further out on the yield curve the maturity.

As compared to the first quarter of 2016, the average two-year U.S. Treasury rate increased by 41 basis points from 0.83% to 1.24%, the average five year U.S. Treasury rate increased by 59 basis points from 1.36% to 1.95% and the average ten year U.S. Treasury rate increased by 54 basis points from 1.91% to 2.45%. The Company’s net interest spread for the first quarter of 2017 was 3.81% compared to 4.12% for the first quarter of 2016. The decline was due in large part to the increase in the cost of interest bearing liabilities. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2016’s first quarter has been consistent with its risk analysis at December 31, 2016.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 92% and 91% of the Company’s revenue for the first quarter of 2017 and 2016, respectively.

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

At March 31, 2017, the Company had a positive GAP position of approximately $1.35 billion or 19% of total assets out to three months and a positive cumulative GAP position of $1.27 billion or 18% of total assets out to 12 months; as compared to a positive GAP position of approximately $1.14 billion or 17% of total assets out to three months and a positive cumulative GAP position of $1.13 billion or 16% of total assets out to 12 months at December 31, 2016. The change in the positive GAP position at March 31, 2017 as compared to December 31, 2016, was due substantially to the higher amount of asset liquidity on the balance sheet and increase in the mix of variable rate loans. The change in the GAP position at March 31, 2017 as compared to December 31, 2016 is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

GAP Analysis
March 31, 2017
(dollars in thousands)
Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$53,935	$81,257	$167,360	$95,907	$126,921	$525,380
Loans (1)(2)	3,425,166	420,995	1,128,828	705,444	174,080	5,854,513
Fed funds and other short-term investments	467,283	-	-	-	-	467,283
Other earning assets	60,496	-	-	-	-	60,496
Total	$4,006,880	$502,252	$1,296,188	$801,351	$301,001	$6,907,672	$182,491	$7,090,163

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$74,739	$224,217	$597,178	$597,179	$338,524	$1,831,837
Interest bearing transaction	297,290	-	37,828	37,829	-	372,947
Savings and money market	2,234,260	-	279,913	279,857	-	2,794,030
Time deposits	146,535	358,120	255,311	30,709	-	790,675
Customer repurchase agreements and fed funds purchased	82,160	-	-	-	-	82,160
Other borrowings	75,000	-	-	-	216,612	291,612
Total	$2,909,984	$582,337	$1,170,230	$945,574	$555,136	$6,163,261	$53,860	$6,217,121
GAP	$1,096,896	$(80,085)	$125,958	$(144,223)	$(254,135)	$744,411
Cumulative GAP	$1,096,896	$1,016,811	$1,142,769	$998,546	$744,411

Cumulative gap as percent of total assets	15.47%	14.34%	16.12%	14.08%	10.50%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$150,000	$-	$-	$(75,000)	$(75,000)	$-
Interest Rate Swaps - Fed Funds based	100,000	-	-	(100,000)	-	-
Total	$250,000	$-	$-	$(175,000)	$(75,000)	$-	$-	$-
GAP	$1,346,896	$(80,085)	$125,958	$(319,223)	$(329,135)	$744,411
Cumulative GAP	$1,346,896	$1,266,811	$1,392,769	$1,073,546	$744,411
Cumulative gap as percent of total assets	19.00%	17.87%	19.64%	15.14%	10.50%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At March 31, 2017 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 321% of total risk based capital. Construction, land and land development loans represent 99% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal policy limits for regulatory capital ratios that are in excess of well capitalized ratios.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50.0 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2017. There were no amounts outstanding under this credit facility at March 31, 2017, December 31, 2016, or March 31, 2016.

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

In March 2015, the Company completed the public offering of 2,816,900 shares of its common stock, including the underwriter’s overallotment option, at $35.50 per share and received gross proceeds of sale of $100.0 million and net proceeds of sale of approximately $94.6 million.

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

The actual capital amounts and ratios for the Company and Bank as of March 31, 2017, December 31, 2016 and March 31, 2016 are presented in the table below.

	Company		Bank			To Be Well Capitalized Under
	Actual		Actual		Minimum Required For	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Capital Adequacy Purposes	Regulations *
As of March 31, 2017
CET1 capital (to risk weighted aseets)	$767,557	10.97%	$884,985	12.68%	5.750%	6.5%
Total capital (to risk weighted assets)	1,047,503	14.97%	944,453	13.54%	9.250%	10.0%
Tier 1 capital (to risk weighted assets)	767,557	10.97%	884,985	12.68%	7.250%	8.0%
Tier 1 capital (to average assets)	767,557	11.51%	884,985	13.29%	5.000%	5.0%

As of December 31, 2016
CET1 capital (to risk weighted aseets)	$737,512	10.80%	$854,226	12.55%	5.125%	6.5%
Total capital (to risk weighted assets)	1,016,712	14.89%	913,100	13.41%	8.625%	10.0%
Tier 1 capital (to risk weighted assets)	737,512	10.80%	854,226	12.55%	6.625%	8.0%
Tier 1 capital (to average assets)	737,512	10.72%	854,226	12.44%	5.000%	5.0%

As of March 31, 2016
CET1 capital (to risk weighted assets)	$657,103	10.83%	$645,957	10.68%	5.125%	6.5%
Total capital (to risk weighted assets)	780,772	12.87%	700,428	11.58%	8.625%	10.0%
Tier 1 capital (to risk weighted assets)	657,103	10.83%	645,957	10.68%	6.625%	8.0%
Tier 1 capital (to average assets)	657,103	11.01%	645,957	10.85%	5.000%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At March 31, 2017 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Use of Non-GAAP Financial Measures

The Company considers the following non-GAAP measurements useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions. The tables below provide a reconciliation of these non-GAAP financial measures with financial measures defined by GAAP.

Tangible common equity to tangible assets (the "tangible common equity ratio") and tangible book value per common share are non-GAAP financial measures derived from GAAP-based amounts. The Company calculates the tangible common equity ratio by excluding the balance of intangible assets from common shareholders' equity and dividing by tangible assets. The Company calculates tangible book value per common share by dividing tangible common equity by common shares outstanding, as compared to book value per common share, which the Company calculates by dividing common shareholders' equity by common shares outstanding. The Company considers this information important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk based ratios.

Non-GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Common shareholders' equity	$873,042	$842,799	$762,496
Less: Intangible assets	(107,061)	(107,419)	(108,268)
Tangible common equity	$765,981	$735,380	$654,228

Book value per common share	$25.59	$24.77	$22.71
Less: Intangible book value per common share	(3.13)	(3.16)	(3.23)
Tangible book value per common share	$22.46	$21.61	$19.48

Total assets	$7,090,163	$6,890,096	$6,131,222
Less: Intangible assets	(107,061)	(107,419)	(108,268)
Tangible assets	$6,983,102	$6,782,677	$6,022,954
Tangible common equity ratio	10.97%	10.84%	10.86%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company did not maintain effective disclosure controls and procedures as of March 31, 2017 as a result of the material weakness in the Company’s internal control relating to income tax accounting, discussed below.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

Management assessed the Company’s system of internal control over financial reporting as of March 31, 2017. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control – Integrated Framework (2013).” Based on this assessment, management believes that the Company did not maintain effective internal control over financial reporting as of March 31, 2017 as a result of a material weakness in the Company’s internal control relating to income tax accounting, as discussed below.

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

Remediation Plan. As previously described in Part II, Item 9A of our 2016 Form 10-K, we began implementing a remediation plan to address the control deficiency that led to the material weakness mentioned above. The remediation plan includes the following:

●

Implementing specific review procedures, including the enhanced involvement of outside independent tax consulting services in the review of tax accounting, designed to enhance our income tax accruals and deferrals; and

●	Stronger quarterly income tax controls with improved documentation standards, technical oversight and training.

Our enhanced review procedures and documentation standards were in place and operating during the first quarter of 2017. We are in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2017.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A – Risk Factors

There have been no material changes as of March 31, 2017 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
10.1	2016 Stock Option Plan (6)
10.2	2006 Stock Plan (7)
10.3	Employment Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (8)
10.4	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Antonio F. Marquez (9)
10.5	Amended and Restated Employment Agreement dated as of January 31, 2017, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul (10)
10.6	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Susan G. Riel (11)
10.7	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Janice L. Williams (12)
10.8	Non-Compete Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (13)
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (14)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul (15)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (16)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (17)
10.13	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Laurence E. Bensignor (18)
10.14	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Laurence E. Bensignor (19)
10.15	Form of Supplemental Executive Retirement Plan Agreement (20)
10.16	Amended and Restated Employment Agreement dated as of January 31, 2017 between EagleBank and Lindsey S. Rheaume (21)
10.17	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (22)
10.18	Virginia Heritage Bank 2006 Stock Option Plan (23)
10.19	Virginia Heritage Bank 2010 Long-Term Incentive Plan (24)
10.20	Fidelity & Trust Financial Corporation 2004 Long Term Incentive Plan (25)
10.21	Fidelity & Trust Financial Corporation 2005 Long Term Incentive Plan (26)
11	Statement Regarding Computation of Per Share Income
See Note 9 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of Charles D. Levingston
32.1	Certification of Ronald D. Paul
32.2	Certification of Charles D. Levingston

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

	(i)	Consolidated Balance Sheets at March 31, 2017, December 31, 2016 and March 31, 2016
	(ii)	Consolidated Statement of Operations for the three months ended March 31, 2017 and 2016
	(iii)	Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016
	(iv)	Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016
	(v)	Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016
	(vi)	Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by Reference to Exhibit 4.2 to the Company’s Current report on Form 8-K filed on July 22, 2016.
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-211857) filed on June 6, 2016.
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(11)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(12)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017.
(14)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(15)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(17)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(18)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(19)	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(20)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(21)	Incorporated by reference to Exhibit 10.7 to the Company’s current Report on Form 8-K filed on February 6, 2017.
(22)	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(23)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(24)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(25)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333- 153426).
(26)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333- 153426).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 10, 2017	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: May 10, 2017	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company