Form 10-Q
period 2017-06-30
EAGLE BANCORP INC
filed 2017-08-09
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Yes ☐ No ☒

As of July 31, 2017, the registrant had 34,174,009 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

Assets	June 30, 2017	December 31, 2016	June 30, 2016
Cash and due from banks	$10,948	$10,285	$11,013
Federal funds sold	7,417	2,397	5,444
Interest bearing deposits with banks and other short-term investments	429,336	355,481	230,041
Investment securities available-for-sale, at fair value	497,672	538,108	409,512
Federal Reserve and Federal Home Loan Bank stock	28,603	21,600	19,864
Loans held for sale	49,327	51,629	59,323
Loans	5,985,031	5,677,893	5,403,429
Less allowance for credit losses	(61,047)	(59,074)	(56,536)
Loans, net	5,923,984	5,618,819	5,346,893
Premises and equipment, net	20,153	20,661	18,209
Deferred income taxes	46,294	48,220	41,321
Bank owned life insurance	60,869	60,130	59,357
Intangible assets, net	107,061	107,419	108,021
Other real estate owned	1,394	2,694	3,152
Other assets	61,469	52,653	53,170
Total Assets	$7,244,527	$6,890,096	$6,365,320

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,851,437	$1,775,684	$1,631,732
Interest bearing transaction	405,210	289,122	293,401
Savings and money market	2,730,981	2,902,560	2,634,446
Time, $100,000 or more	490,105	464,842	434,102
Other time	389,964	283,906	342,307
Total deposits	5,867,697	5,716,114	5,335,988
Customer repurchase agreements	74,362	68,876	80,508
Other short-term borrowings	145,000	—	50,000
Long-term borrowings	216,710	216,514	68,989
Other liabilities	38,083	45,793	41,207
Total Liabilities	6,341,852	6,047,297	5,576,692

Shareholders’ Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 34,169,924, 34,023,850 and 33,584,898, respectively	340	338	333
Warrant	—	—	946
Additional paid in capital	517,356	513,531	507,602
Retained earnings	386,100	331,311	281,071
Accumulated other comprehensive loss	(1,121)	(2,381)	(1,324)
Total Shareholders’ Equity	902,675	842,799	788,628
Total Liabilities and Shareholders’ Equity	$7,244,527	$6,890,096	$6,365,320

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income
Interest and fees on loans	$75,896	$67,211	$148,367	$132,133
Interest and dividends on investment securities	2,827	2,356	5,660	4,944
Interest on balances with other banks and short-term investments	610	196	1,093	480
Interest on federal funds sold	11	9	18	22
Total interest income	79,344	69,772	155,138	137,579
Interest Expense
Interest on deposits	6,403	4,530	12,233	8,673
Interest on customer repurchase agreements	40	39	78	76
Interest on short-term borrowings	224	344	277	344
Interest on long-term borrowings	2,979	1,037	5,958	2,074
Total interest expense	9,646	5,950	18,546	11,167
Net Interest Income	69,698	63,822	136,592	126,412
Provision for Credit Losses	1,566	3,888	2,963	6,931
Net Interest Income After Provision For Credit Losses	68,132	59,934	133,629	119,481

Noninterest Income
Service charges on deposits	1,543	1,424	3,015	2,872
Gain on sale of loans	2,519	3,992	4,567	5,455
Gain on sale of investment securities	26	498	531	1,122
Increase in the cash surrender value of bank owned life insurance	372	390	739	780
Other income	2,563	1,271	4,241	3,636
Total noninterest income	7,023	7,575	13,093	13,865
Noninterest Expense
Salaries and employee benefits	16,869	15,908	33,546	32,027
Premises and equipment expenses	3,920	3,807	7,767	7,633
Marketing and advertising	1,247	920	2,141	1,694
Data processing	1,997	1,823	4,038	3,837
Legal, accounting and professional fees	1,297	1,011	2,299	2,074
FDIC insurance	590	755	1,134	1,564
Other expenses	4,081	4,071	8,308	7,568
Total noninterest expense	30,001	28,295	59,233	56,397
Income Before Income Tax Expense	45,154	39,214	87,489	76,949
Income Tax Expense	17,382	15,069	32,700	29,482
Net Income	$27,772	$24,145	$54,789	$47,467

Earnings Per Common Share
Basic	$0.81	$0.72	$1.61	$1.41
Diluted	$0.81	$0.71	$1.60	$1.39

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Income	$27,772	$24,145	$54,789	$47,467

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	521	1,437	1,227	5,015
Reclassification adjustment for net gains included in net income	(16)	(299)	(332)	(673)
Total unrealized gain on investment securities	505	1,138	895	4,342

Unrealized gain (loss) on derivatives	(75)	(970)	1,003	(5,412)
Reclassification adjustment for amounts included in net income	(270)	(445)	(638)	(445)
Total unrealized (loss) gain on derivatives	(345)	(1,415)	365	(5,857)

Other comprehensive income (loss)	160	(277)	1,260	(1,515)
Comprehensive Income	$27,932	$23,868	$56,049	$45,952

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

						Accumulated Other	Total
	Common			Additional Paid	Retained	Comprehensive	Shareholders’
	Shares	Amount	Warrant	in Capital	Earnings	Income (Loss)	Equity

Balance January 1, 2017	34,023,850	$338	$—	$513,531	$331,311	$(2,381)	$842,799

Net Income	—	$—	$—	$—	$54,789	$—	$54,789
Other comprehensive gain, net of tax	—	—	—	—	—	1,260	1,260
Stock-based compensation	—	—	—	3,169	—	—	3,169
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	60,595	1	—	256	—	—	257
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	(16,734)	1	—	(2)	—	—	(1)
Restricted stock awards granted	91,097	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	7,527	—	—	402	—	—	402
Vesting of performance based stock awards, net of shares withheld for payroll taxes	3,589	—	—	—	—	—	—
Balance June 30, 2017	34,169,924	$340	$—	$517,356	$386,100	$(1,121)	$902,675

Balance January 1, 2016	33,467,893	$331	$946	$503,529	$233,604	$191	$738,601

Net Income	—	—	—	—	47,467	—	$47,467
Other comprehensive loss, net of tax	—	—	—	—	—	(1,515)	(1,515)
Stock-based compensation	—	—	—	3,312	—	—	3,312
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	21,825	—	—	252	—	—	252
Tax benefits realized from stock compensation	—	—	—	140	—	—	140
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	(17,485)	2	—	(2)	—	—	—
Restricted stock awards granted	104,775	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	7,890	—	—	371	—	—	371

Balance June 30, 2016	33,584,898	$333	$946	$507,602	$281,071	$(1,324)	$788,628

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net Income	$54,789	$47,467
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,963	6,931
Depreciation and amortization	3,275	3,100
Gains on sale of loans	(4,567)	(5,455)
Securities premium amortization (discount accretion), net	1,943	2,335
Origination of loans held for sale	(351,318)	(343,959)
Proceeds from sale of loans held for sale	358,187	337,583
Net increase in cash surrender value of Bank Owned Life Insurance	(739)	(780)
Decrease (increase) deferred income tax benefit	1,926	(1,010)
Decrease in value of other real estate owned	—	200
Net loss (gain) on sale of other real estate owned	361	(563)
Net gain on sale of investment securities	(531)	(1,122)
Stock-based compensation expense	3,169	3,312
Net tax benefits from stock compensation	460	—
Excess tax benefits realized from stock compensation	—	(140)
Increase in other assets	(9,386)	(5,542)
(Decrease) increase in other liabilities	(8,170)	3,959
Net cash provided by operating activities	52,362	46,316
Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks and short-term investments	—	764
Purchases of available for sale investment securities	(55,206)	(57,550)
Proceeds from maturities of available for sale securities	37,466	45,462
Proceeds from sale/call of available for sale securities	58,024	87,717
Purchases of Federal Reserve and Federal Home Loan Bank stock	(19,125)	(2,961)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	12,122	—
Net increase in loans	(308,097)	(408,686)
Proceeds from sale of other real estate owned	939	3,062
Bank premises and equipment acquired	(1,871)	(2,448)
Net cash used in investing activities	(275,748)	(334,640)
Cash Flows From Financing Activities:
Increase in deposits	151,583	177,544
Increase in customer repurchase agreements	5,486	8,152
Increase in short-term borrowings	145,000	50,000
Increase in long-term borrowings	196	—
Proceeds from exercise of equity compensation plans	257	252
Excess tax benefits realized from stock compensation	—	140
Proceeds from employee stock purchase plan	402	371
Net cash provided by financing activities	302,924	236,459
Net Increase (Decrease) In Cash and Cash Equivalents	79,538	(51,865)
Cash and Cash Equivalents at Beginning of Period	368,163	298,363
Cash and Cash Equivalents at End of Period	$447,701	$246,498
Supplemental Cash Flows Information:
Interest paid	$18,648	$10,981
Income taxes paid	$34,300	$33,650
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$—	$—
Transfers from other real estate owned to loans	$—	$—

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

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in the metropolitan Washington, D.C area. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans, the origination of small business loans, and the origination, securitization and sale of FHA loans. The Bank offers its products and services through twenty-one banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects; these transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

Loans Held for Sale

The Company regularly engages in sales of residential mortgage loans and the guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), and originated by the Bank. The Company has elected to carry loans held for sale at fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations.

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of June 30, 2017, December 31, 2016 and June 30, 2016. The sale of the guaranteed portion of SBA loans on a servicing retained basis, in a transaction apart from the loan’s origination, gives rise to an excess servicing asset, which is computed on a loan by loan basis with the unamortized amount being included in intangible assets in the Consolidated Balance Sheets. This excess servicing asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other income in the Consolidated Statements of Operations.

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

The Company originates a small number of FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (“Ginnie Mae”) MBS I program and sells the resulting securities in the open market to Bank authorized dealers in the normal course of business and generally retains the servicing rights.  Revenue represents gains from the sale of the Ginnie Mae securities and net revenues earned on the servicing of FHA loans securitizing the Ginnie Mae securities.  The gains on Ginnie Mae securities include the realized and unrealized gains and losses on sales of FHA mortgage loans, as well as the changes in fair value of FHA interest rate lock commitments and FHA forward loan sale commitments. Revenue from servicing commercial FHA mortgages is recognized as earned based on the specific contractual terms of the underlying servicing agreements, along with amortization of and changes in impairment of mortgage servicing rights.

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

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). ECV had three higher risk loan transactions outstanding as of June 30, 2017 and December 31, 2016, amounting to $9.4 million and $9.3 million, respectively.

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

Interest Rate Swap Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments designated as cash flow hedges are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate deposits. From time to time, the Company also utilizes stand-alone derivatives to manage changes in the market value of commercial multi-family loan commitments that, once closed, are intended for securitization and sale on the secondary market. Refer to the “Loans Held for Sale” section for a discussion on forward commitment contracts, which are also considered derivatives.

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

Income Taxes

The Company employs the asset and liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at June 30, 2017, December 31, 2016, or June 30, 2016.

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

New Authoritative Accounting Guidance

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company continues its overall assessment of revenue streams and review of contracts potentially affected by the ASU to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

ASU 2016-01, “Financial Instruments—(Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company is currently evaluating the provisions of ASU 2016-02 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718).” ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance also requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (prior guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU 2016-09 was effective for the Company on January 1, 2017 and the adoption of this new standard (ASU 2016-09) resulted in a $460 thousand, or $0.01 per share, reduction to income tax expense for the six months ended June 30, 2017.

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

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

June 30, 2017 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. agency securities	$146,873	$360	$1,371	$145,862
Residential mortgage backed securities	299,136	449	3,044	296,541
Municipal bonds	43,166	1,720	—	44,886
Corporate bonds	10,012	153	—	10,165
Other equity investments	218	—	—	218
	$499,405	$2,682	$4,415	$497,672

December 31, 2016 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. agency securities	$107,425	$519	$1,802	$106,142
Residential mortgage backed securities	329,606	324	3,691	326,239
Municipal bonds	94,607	1,723	400	95,930
Corporate bonds	9,508	82	11	9,579
Other equity investments	218	—	—	218
	$541,364	$2,648	$5,904	$538,108

In addition, at June 30, 2017, the Company held $28.6 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

		Less than 12 Months		12 Months or Greater		Total
June 30, 2017 (dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. agency securities	24	$83,448	$1,353	$3,381	$18	$86,829	$1,371
Residential mortgage backed securities	116	220,943	2,469	23,478	575	244,421	3,044
	140	$304,391	$3,822	$26,859	$593	$331,250	$4,415

		Less than 12 Months		12 Months or Greater		Total
December 31, 2016 (dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. agency securities	27	$88,991	$1,764	$3,768	$38	$92,759	$1,802
Residential mortgage backed securities	112	232,347	3,110	19,402	581	251,749	3,691
Municipal bonds	16	34,743	400	—	—	34,743	400
Corporate bonds	2	4,998	11	—	—	4,998	11
	157	$361,079	$5,285	$23,170	$619	$384,249	$5,904

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.4 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2017 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investments available-for-sale at June 30, 2017 and December 31, 2016 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. agency securities maturing:
One year or less	$82,671	$81,668	$83,885	$82,548
After one year through five years	55,134	55,281	20,736	20,897
Five years through ten years	9,068	8,913	2,804	2,697
Residential mortgage backed securities	299,136	296,541	329,606	326,239
Municipal bonds maturing:
One year or less	2,891	2,952	1,056	1,070
After one year through five years	19,616	20,430	45,808	46,865
Five years through ten years	19,586	20,317	46,668	46,839
After ten years	1,073	1,187	1,075	1,156
Corporate bonds
After one year through five years	8,512	8,665	8,008	8,079
After ten years	1,500	1,500	1,500	1,500
Other equity investments	218	218	218	218
	$499,405	$497,672	$541,364	$538,108

For the six months ended June 30, 2017, gross realized gains on sales of investments securities were $750 thousand and gross realized losses on sales of investment securities were $219 thousand. For the six months ended June 30, 2016, gross realized gains on sales of investments securities were $1.3 million and gross realized losses on sales of investment securities were $184 thousand.

Proceeds from sales and calls of investment securities for the six months ended June 30, 2017 were $58.0 million, and in 2016 were $87.7 million.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2017 was $440.2 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

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

At June 30, 2017 the Bank had mortgage banking derivative financial instruments with a notional value of $58.6 million related to its forward contracts as compared to $121.0 million at June 30, 2016. The fair value of these mortgage banking derivative instruments at June 30, 2017 was $47 thousand included in other assets and $47 thousand included in other liabilities as compared to $519 thousand included in other assets and $693 thousand included in other liabilities at June 30, 2016.

Included in other noninterest income for the three and six months ended June 30, 2017 was a net loss of $26 thousand and a net loss of $264 thousand, relating to mortgage banking derivative instruments as compared to a net gain of $110 thousand and $319 thousand for the three and six months ended June 30, 2016. The amount included in other noninterest income for the three and six months ended June 30, 2017 pertaining to its mortgage banking hedging activities was a net realized loss of $53 thousand and $899 thousand as compared to a net realized loss of $139 thousand and $306 thousand for the same periods in June 30, 2016.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at June 30, 2017, December 31, 2016, and June 30, 2016 are summarized by type as follows:

	June 30, 2017		December 31, 2016		June 30, 2016
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,319,736	22%	$1,200,728	21%	$1,140,863	21%
Income producing - commercial real estate	2,596,230	43%	2,509,517	44%	2,461,581	45%
Owner occupied - commercial real estate	660,066	11%	640,870	12%	584,358	11%
Real estate mortgage - residential	151,115	3%	152,748	3%	150,129	3%
Construction - commercial and residential*	1,034,902	17%	932,531	16%	847,268	16%
Construction - C&I (owner occupied)	116,577	2%	126,038	2%	100,063	2%
Home equity	103,671	2%	105,096	2%	110,697	2%
Other consumer	2,734	—	10,365	—	8,470	—
Total loans	5,985,031	100%	5,677,893	100%	5,403,429	100%
Less: allowance for credit losses	(61,047)		(59,074)		(56,536)
Net loans	$5,923,984		$5,618,819		$5,346,893

*Includes land loans

Unamortized net deferred fees amounted to $22.4 million, $22.3 million, and $20.2 million at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

As of June 30, 2017 and December 31, 2016, the Bank serviced $123.1 million and $128.8 million, respectively, of SBA loans and other loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At June 30, 2017, owner occupied - commercial real estate and construction - C&I (owner occupied) represent approximately 13% of the loan portfolio. At June 30, 2017, non-owner occupied commercial real estate and real estate construction represented approximately 60% of the loan portfolio. The combined owner occupied and commercial real estate loans represent approximately 73% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 22% of the loan portfolio at June 30, 2017 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 2% of the loan portfolio at June 30, 2017 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 3% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 20 months. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.

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

Commercial permanent loans are generally secured by improved real property which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The debt service coverage ratio is ordinarily at least 1.15 to 1.0. As part of the underwriting process, debt service coverage ratios are stress tested assuming a 200 basis point increase in interest rates from their current levels.

Commercial permanent loans generally are underwritten with a term not greater than 10 years or the remaining useful life of the property, whichever is lower. The preferred term is between 5 to 7 years, with amortization to a maximum of 25 years.

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.15 billion at June 30, 2017. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans are serviced by loan funded interest reserves and represent approximately 75% of the outstanding ADC loan portfolio at June 30, 2017. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
Three months ended June 30, 2017
Allowance for credit losses:
Balance at beginning of period	$14,583	$21,384	$4,026	$1,106	$17,356	$1,088	$305	$59,848
Loans charged-off	—	(970)	—	—	—	—	(3)	(973)
Recoveries of loans previously charged-off	255	—	1	1	342	2	5	606
Net loans (charged-off) recoveries	255	(970)	1	1	342	2	2	(367)
Provision for credit losses	(613)	2,894	162	(26)	(971)	126	(6)	1,566
Ending balance	$14,225	$23,308	$4,189	$1,081	$16,727	$1,216	$301	$61,047
Six months ended June 30, 2017
Allowance for credit losses:
Balance at beginning of period	$14,700	$21,105	$4,010	$1,284	$16,487	$1,328	$160	$59,074
Loans charged-off	(137)	(1,470)	—	—	—	—	(66)	(1,673)
Recoveries of loans previously charged-off	268	50	2	3	345	3	12	683
Net loans charged-off	131	(1,420)	2	3	345	3	(54)	(990)
Provision for credit losses	(606)	3,623	177	(206)	(105)	(115)	195	2,963
Ending balance	$14,225	$23,308	$4,189	$1,081	$16,727	$1,216	$301	$61,047
As of June 30, 2017
Allowance for credit losses:
Individually evaluated for impairment	$3,070	$2,013	$350	$—	$350	$90	$52	$5,925
Collectively evaluated for impairment	11,155	21,295	3,839	1,081	16,377	1,126	249	55,122
Ending balance	$14,225	$23,308	$4,189	$1,081	$16,727	$1,216	$301	$61,047
Three months ended June 30, 2016
Allowance for credit losses:
Balance at beginning of period	$13,622	$15,794	$3,931	$1,051	$18,466	$1,483	$261	$54,608
Loans charged-off	(1,888)	(1)	—	—	—	(92)	(18)	(1,999)
Recoveries of loans previously charged-off	14	—	1	1	8	7	8	39
Net loans (charged-off) recoveries	(1,874)	(1)	1	1	8	(85)	(10)	(1,960)
Provision for credit losses	1,638	3,279	270	9	(1,450)	158	(16)	3,888
Ending balance	$13,386	$19,072	$4,202	$1,061	$17,024	$1,556	$235	$56,536
Six months ended June 30, 2016
Allowance for credit losses:
Balance at beginning of period	$11,563	$14,122	$3,279	$1,268	$21,088	$1,292	$75	$52,687
Loans charged-off	(2,693)	(591)	—	—	—	(96)	(25)	(3,405)
Recoveries of loans previously charged-off	86	4	2	3	204	8	16	323
Net loans charged-off	(2,607)	(587)	2	3	204	(88)	(9)	(3,082)
Provision for credit losses	4,430	5,537	921	(210)	(4,268)	352	169	6,931
Ending balance	$13,386	$19,072	$4,202	$1,061	$17,024	$1,556	$235	$56,536
As of June 30, 2016
Allowance for credit losses:
Individually evaluated for impairment	$2,634	$1,697	$450	$—	$350	$88	$—	$5,219
Collectively evaluated for impairment	10,752	17,375	3,752	1,061	16,674	1,468	235	51,317
Ending balance	$13,386	$19,072	$4,202	$1,061	$17,024	$1,556	$235	$56,536

The Company’s recorded investments in loans as of June 30, 2017, December 31, 2016 and June 30, 2016 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

June 30, 2017
Recorded investment in loans:
Individually evaluated for impairment	$8,929	$12,339	$5,370	$—	$9,028	$594	$93	$36,353
Collectively evaluated for impairment	1,310,807	2,583,891	654,696	151,115	1,142,451	103,077	2,641	5,948,678
Ending balance	$1,319,736	$2,596,230	$660,066	$151,115	$1,151,479	$103,671	$2,734	$5,985,031

December 31, 2016
Recorded investment in loans:
Individually evaluated for impairment	$10,437	$15,057	$2,093	$241	$6,517	$—	$126	$34,471
Collectively evaluated for impairment	1,190,291	2,494,460	638,777	152,507	1,052,052	105,096	10,239	5,643,422
Ending balance	$1,200,728	$2,509,517	$640,870	$152,748	$1,058,569	$105,096	$10,365	$5,677,893

June 30, 2016
Recorded investment in loans:
Individually evaluated for impairment	$12,402	$19,778	$1,699	$254	$5,413	$121	$—	$39,667
Collectively evaluated for impairment	1,128,461	2,441,803	582,659	149,875	941,918	110,576	8,470	5,363,762
Ending balance	$1,140,863	$2,461,581	$584,358	$150,129	$947,331	$110,697	$8,470	$5,403,429

At June 30, 2017, nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) and Virginia Heritage Bank (“Virginia Heritage”) have a carrying value of $304 thousand and $533 thousand, and an unpaid principal balance of $354 thousand and $1.6 million, respectively, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses.

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

The Company’s credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of June 30, 2017, December 31, 2016 and June 30, 2016.

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans

June 30, 2017
Commercial	$1,276,713	$34,094	$8,929	$—	$1,319,736
Income producing - commercial real estate	2,564,780	19,111	12,339	—	2,596,230
Owner occupied - commercial real estate	642,342	12,354	5,370	—	660,066
Real estate mortgage – residential	150,449	666	—	—	151,115
Construction - commercial and residential	1,139,629	2,822	9,028	—	1,151,479
Home equity	101,963	1,114	594	—	103,671
Other consumer	2,639	2	93	—	2,734
Total	$5,878,515	$70,163	$36,353	$—	$5,985,031

December 31, 2016
Commercial	$1,160,185	$30,106	$10,437	$—	$1,200,728
Income producing - commercial real estate	2,489,407	5,053	15,057	—	2,509,517
Owner occupied - commercial real estate	630,827	7,950	2,093	—	640,870
Real estate mortgage – residential	151,831	676	241	—	152,748
Construction - commercial and residential	1,051,445	607	6,517	—	1,058,569
Home equity	103,484	1,612	—	—	105,096
Other consumer	10,237	2	126	—	10,365
Total	$5,597,416	$46,006	$34,471	$—	$5,677,893

June 30, 2016
Commercial	$1,112,108	$17,842	$10,913	$—	$1,140,863
Income producing - commercial real estate	2,424,180	22,763	14,638	—	2,461,581
Owner occupied - commercial real estate	572,598	10,499	1,261	—	584,358
Real estate mortgage – residential	149,181	694	254	—	150,129
Construction - commercial and residential	938,148	3,770	5,413	—	947,331
Home equity	108,954	1,622	121	—	110,697
Other consumer	8,467	3	—	—	8,470
Total	$5,313,636	$57,193	$32,600	$—	$5,403,429

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

The following table presents, by class of loan, information related to nonaccrual loans as of June 30, 2017, December 31, 2016 and June 30, 2016.

(dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016

Commercial	$3,202	$2,490	$3,775
Income producing - commercial real estate	1,471	10,539	10,234
Owner occupied - commercial real estate	5,370	2,093	1,261
Real estate mortgage - residential	304	555	576
Construction - commercial and residential	6,115	2,072	5,413
Home equity	594	—	121
Other consumer	92	126	—
Total nonaccrual loans (1)(2)	$17,148	$17,875	$21,380

(1)	Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $12.7 million at June 30, 2017, as compared to $7.9 million at December 31, 2016 and $7.3 million at June 30, 2016.

(2)	Gross interest income of $322 thousand and $626 thousand would have been recorded for the three and six months ended June 30, 2017, if nonaccrual loans shown above had been current and in accordance with their original terms while interest actually recorded on such loans was $265 thousand and $355 thousand for the three and six months ended June 30, 2017. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of June 30, 2017 and December 31, 2016.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans

June 30, 2017
Commercial	$3,366	$1,007	$3,202	$7,575	$1,312,161	$1,319,736
Income producing - commercial real estate	4,560	4,195	1,471	10,226	2,586,004	2,596,230
Owner occupied - commercial real estate	2,080	5,195	5,370	12,645	647,421	660,066
Real estate mortgage – residential	1,011	—	304	1,315	149,800	151,115
Construction - commercial and residential	—	—	6,115	6,115	1,145,364	1,151,479
Home equity	157	—	594	751	102,920	103,671
Other consumer	11	—	92	103	2,631	2,734
Total	$11,185	$10,397	$17,148	$38,730	$5,946,301	$5,985,031

December 31, 2016
Commercial	$1,634	$757	$2,490	$4,881	$1,195,847	$1,200,728
Income producing - commercial real estate	511	—	10,539	11,050	2,498,467	2,509,517
Owner occupied - commercial real estate	3,987	3,328	2,093	9,408	631,462	640,870
Real estate mortgage – residential	1,015	163	555	1,733	151,015	152,748
Construction - commercial and residential	360	1,342	2,072	3,774	1,054,795	1,058,569
Home equity	—	—	—	—	105,096	105,096
Other consumer	101	9	126	236	10,129	10,365
Total	$7,608	$5,599	$17,875	$31,082	$5,646,811	$5,677,893

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

The following table presents, by class of loan, information related to impaired loans for the periods ended June 30, 2017, December 31, 2016 and June 30, 2016.

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average Recorded Investment		Interest Income Recognized
(dollars in thousands)	Principal Balance	With No Allowance	With Allowance	Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Quarter To Date	Year To Date

June 30, 2017
Commercial	$8,988	$2,805	$3,514	$6,319	$3,070	$5,950	$5,842	$24	$66
Income producing - commercial real estate	10,683	6,233	4,450	10,683	2,013	10,351	11,879	204	252
Owner occupied - commercial real estate	5,713	4,927	786	5,713	350	4,356	3,731	20	20
Real estate mortgage – residential	304	304	—	304	—	307	390	—	—
Construction - commercial and residential	6,115	5,582	533	6,115	350	4,685	3,814	14	14
Home equity	594	494	100	594	90	297	198	2	2
Other consumer	92	—	92	92	52	93	104	—	—
Total	$32,489	$20,345	$9,475	$29,820	$5,925	$26,039	$25,958	$264	$354

December 31, 2016
Commercial	$8,296	$2,532	$3,095	$5,627	$2,671	$12,620	$12,755	$79	$191
Income producing - commercial real estate	14,936	5,048	9,888	14,936	1,943	16,742	17,533	54	198
Owner occupied - commercial real estate	2,483	1,691	792	2,483	350	2,233	2,106	—	13
Real estate mortgage – residential	555	555	—	555	—	246	249	—	—
Construction - commercial and residential	2,072	1,535	537	2,072	522	5,091	5,174	—	—
Home equity	—	—	—	—	—	78	89	—	—
Other consumer	126	—	126	126	113	42	32	2	4
Total	$28,468	$11,361	$14,438	$25,799	$5,599	$37,052	$37,938	$135	$406

June 30, 2016
Commercial	$17,471	$150	$12,252	$12,402	$2,634	$12,782	$12,747	$42	$58
Income producing - commercial real estate	19,778	—	19,778	19,778	1,697	19,842	15,267	58	116
Owner occupied - commercial real estate	1,699	—	1,699	1,699	450	1,712	1,725		—
Real estate mortgage – residential	254	254	—	254	—	256	280		—
Construction - commercial and residential	5,413	4,871	542	5,413	350	5,418	7,096		—
Home equity	121	—	121	121	88	122	135		—
Other consumer	—	—	—	—	—	—	7		—
Total	$44,736	$5,275	$34,392	$39,667	$5,219	$40,132	$37,257	$100	$174

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of June 30, 2017, all performing TDRs were categorized as interest-only modifications.

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

The following table presents by class, information related to loans modified in a TDR during the three months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30, 2017
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructings

Restructured accruing	1	$—	$4,815	$—	$—	$4,815
Restructured non-accruing	—	—	—	—	—	—
Total	1	$—	$4,815	$—	$—	$4,815

Increase in allowance (as of period end)		$15	$800	$—	$—	$815

Restructured and subsequently defaulted		$—	$—	$—	$—	$—

	For the Three Months Ended June 30, 2016
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructings

Restructured accruing	2	$590	$—	$—	$—	$590
Restructured non-accruing	—	—	—	—	—	—
Total	2	$590	$—	$—	$—	$590

Increase in allowance (as of period end)		$—	$—	$—	$—	$—

Restructured and subsequently defaulted		$—	$—	$—	$—	$—

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company during the six months ended June 30, 2017 and June 30, 2016.

	For the Six Months Ended June 30, 2017
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructings

Restructured accruing	9	$3,117	$9,212	$343	$—	$12,672
Restructured non-accruing	2	190	696	—	—	886
Total	11	$3,307	$9,908	$343	$—	$13,558

Specific allowance		$870	$1,900	$—	$—	$2,770

Restructured and subsequently defaulted		$237	$—	$—	$—	$237

	For the Six Months Ended June 30, 2016
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructings

Restructured accruing	8	$1,751	$5,140	$438	$—	$7,329
Restructured non-accruing	2	204	—	—	4,998	5,202
Total	10	$1,955	$5,140	$438	$4,998	$12,531

Specific allowance		$49	$44	$—	$—	$93

Restructured and subsequently defaulted		$—	$—	$—	$4,998	$4,998

The Company had eleven TDR’s at June 30, 2017 totaling approximately $13.6 million. Nine of these loans, totaling approximately $12.7 million, are performing under their modified terms. During the six months of 2017, there was one default on a $237 thousand restructured loan which was charged off, as compared to the same period in 2016, which had one default on a $5.0 million restructured loan. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There were no nonperforming TDRs reclassified to nonperforming loans during the six months ended June 30, 2017. There was one nonperforming TDR totaling $5.0 million reclassified to nonperforming loans during the six months ended June 30, 2016. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There was one loan totaling $4.8 million modified in a TDR during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016 which had two loans totaling $590 thousand modified in a TDR.

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

As of June 30, 2017, the Company had three forward starting designated cash flow hedge interest rate swap transactions outstanding that had an aggregate notional amount of $250 million associated with the Company’s variable rate deposits. The net unrealized loss before income tax on the swaps was $101 thousand at June 30, 2017 compared to a net unrealized loss before income tax of $692 thousand at December 31, 2016. The decline in net unrealized loss at June 30, 2017 compared to the net unrealized loss at December 31, 2016 is due to the increase in expected spreads between short and longer term interest rates for the remaining term of the designated cash flow hedge interest rate swap.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company recognized an immaterial amount in earnings due to hedge ineffectiveness during both the six month periods ended June 30, 2017 and June 30, 2016.

Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the quarter ended June 30, 2017, the Company reclassified $439 thousand related to designated cash flow hedge derivatives from accumulated other comprehensive income to interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $884 thousand will be reclassified as an increase in interest expense.

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

As of June 30, 2017, the aggregate fair value of all designated cash flow hedge derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our capital status) that were in a net liability position totaled $101 thousand. As of June 30, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.7 million against its obligations under these agreements. If the Company had breached any provisions under the agreements at June 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

The Company entered into a cancelable interest rate swap in April 2017 as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the fair value of an interest rate lock on a multi-family loan. The cancelable swap is a free-standing derivative and is not designated as a hedge under ASC 815. Accordingly, any change in fair value of the derivative is recognized in earnings during the current period. As June 30, 2017, this cancelable interest rate swap had an aggregate notional amount of $10 million associated with an interest-rate lock on a multi-family loan. As of June 30, 2017, the Company recognized $42 thousand in Other Expenses to adjust the fair value of the cancelable interest rate swap to market value. As of June 30, 2017, the cancelable interest rate swap was in a liability position of $42 thousand inclusive of accrued interest.

The table below identifies the balance sheet category and fair values of the Company’s designated cash flow hedge derivative instruments as of June 30, 2017 and December 31, 2016.

June 30, 2017	Swap Number	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity

(dollars in thousands)
Interest rate swap	(1)	$75,000	$18	Other Assets	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(138)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	19	Other Assets	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022
	Total	$250,000	$(101)

December 31, 2016	Swap Number	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity

(dollars in thousands)
Interest rate swap	(1)	$75,000	$(197)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(514)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	19	Other Assets	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022
	Total	$250,000	$(692)

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the six months ended June 30, 2017 and for the year ended December 31, 2016.

		Six Months Ended June 30, 2017
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into income		Recognized in Income on Derivatives
	Swap Number	Pre-tax gain (loss) Recognized in OCI	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$18	Interest Expense	$(112)	Other Expense	$—
Interest rate swap	(2)	(138)	Interest Expense	(172)	Other Expense	—
Interest rate swap	(3)	19	Interest Expense	(152)	Other Expense	—
	Total	$(101)		$(436)		$—

		Year Ended December 31, 2016
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into income		Recognized in Income on Derivatives
	Swap Number	Pre-tax gain (loss) Recognized in OCI	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$(197)	Interest Expense	$(628)	Other Expense	$—
Interest rate swap	(2)	(514)	Interest Expense	(880)	Other Expense	—
Interest rate swap	(3)	19	Interest Expense	(747)	Other Expense	1
	Total	$(692)		$(2,255)		$1

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

Six Months Ended June 30, 2017
Offsetting of Derivative Liabilities (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$138	$(19)	$119	$—	$(1,360)	$(1,241)
Counterparty 2	(18)	—	(18)	—	(330)	(348)
	$120	$(19)	$101	$—	$(1,690)	$(1,589)

Year Ended December 31, 2016
Offsetting of Derivative Liabilities (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$514	$(19)	$495	$—	$(380)	$115
Counterparty 2	197	—	197	—	(170)	27
	$711	$(19)	$692	$—	$(550)	$142

Note 7. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and six months ended June 30, 2017 and 2016 is presented in the table below. There were no residential real estate loans in the process of foreclosure as of June 30, 2017.  For the three and six months ended June 30, 2017, proceeds on sale of OREO were $939 thousand. For the three and six months ended June 30, 2017, one OREO property was sold for a net loss of $361 thousand.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016

Balance beginning of period	$1,394	$3,846	$2,694	$5,852
Real estate acquired from borrowers	—	—	—	—
Valuation allowance	—	(194)	—	(200)
Properties sold	—	(500)	(1,300)	(2,500)
Balance end of period	$1,394	$3,152	$1,394	$3,152

Note 8. Long-Term Borrowings

The following table presents information related to the Company’s long-term borrowings as of June 30, 2017, December 31, 2016 and June 30, 2016.

(dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016

Subordinated Notes, 5.75%	$70,000	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	150,000	—
Less: debt issuance costs	(3,290)	(3,486)	(1,011)
Long-term borrowings	$216,710	$216,514	$68,989

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

On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “2026 Notes”). The 2026 Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $147.35 million, which includes $2.6 million in deferred financing costs which are being amortized over the life of the 2026 Notes.

Note 9. Net Income per Common Share

The calculation of net income per common share for the three months ended June 30, 2017 and 2016 was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2017	2016	2017	2016
Basic:
Net income	$27,772	$24,145	$54,789	$47,467
Average common shares outstanding	34,129	33,588	34,099	33,554
Basic net income per common share	$0.81	$0.72	$1.61	$1.41

Diluted:
Net income	$27,772	$24,145	$54,789	$47,467
Average common shares outstanding	34,129	33,588	34,099	33,554
Adjustment for common share equivalents	195	595	205	592
Average common shares outstanding-diluted	34,324	34,183	34,304	34,146
Diluted net income per common share	$0.81	$0.71	$1.60	$1.39

Anti-dilutive shares	7	7	7	7

Note 10. Stock-Based Compensation

The Company maintains the 2016 Stock Plan (“2016 Plan”), the 2006 Stock Plan (“2006 Plan”) and the 2011 Employee Stock Purchase Plan (“2011 ESPP”).

In connection with the acquisition of Virginia Heritage, the Company assumed the Virginia Heritage 2006 Stock Option Plan and the 2010 Long Term Incentive Plan (the “Virginia Heritage Plans”).

No additional options may be granted under the 2006 Plan or the Virginia Heritage Plans.

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

The Company has unvested restricted stock awards and PRSU grants of 227,435 shares at June 30, 2017. Unrecognized stock based compensation expense related to restricted stock awards totaled $8.4 million at June 30, 2017. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.88 years. The following tables summarize the unvested restricted stock awards at June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017		2016
Perfomance Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at beginning	33,226	$42.60	—	$—
Issued	36,523	57.49	34,957	42.60
Forfeited	(3,097)	42.60	(1,731)	42.60
Vested	(4,314)	54.92	—	—
Unvested at end	62,338	$50.45	33,226	$42.60

	Six Months Ended June 30,
	2017		2016
Time Vested Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at beginning	262,966	$33.60	369,093	$24.43
Issued	91,097	62.70	104,775	46.39
Forfeited	(1,366)	47.56	(7,744)	40.12
Vested	(187,600)	30.07	(195,738)	22.53
Unvested at end	165,097	$53.56	270,386	$33.87

Below is a summary of stock option activity for the six months ended June 30, 2017 and 2016. The information excludes restricted stock units and awards.

	Six Months Ended June 30,
	2017		2016
	Shares	Weighted- Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning balance	216,859	$8.80	298,740	$9.97
Issued	—	—	1,500	49.91
Exercised	(64,090)	7.47	(22,669)	12.82
Forfeited	—	—	(1,100)	15.48
Expired	—	—	(6,037)	13.57
Ending balance	152,769	$9.36	270,434	$9.85

The following summarizes information about stock options outstanding at June 30, 2017. The information excludes restricted stock units and awards.

Outstanding: Range of Exercise Prices		Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
$5.76	$10.72	101,405	$5.76	1.53
$10.73	$11.40	41,389	10.84	1.02
$11.41	$24.86	3,225	22.79	6.27
$24.87	$49.91	6,750	47.83	8.62
		152,769	$9.36	1.80

Exercisable: Range of Exercise Prices		Stock Options Exercisable	Weighted-Average Exercise Price
$5.76	$10.72	66,707	$5.76
$10.73	$11.40	41,389	10.84
$11.41	$24.86	1,565	22.64
$24.87	$49.91	375	49.91
		110,036	$8.06

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2016 and 2015. There were no grants of stock options during the six months ended June 30, 2017.

	Six Months Ended June 30, 2017	Years Ended December 31,
		2016	2015
Expected volatility	n/a	24.23%	31.21%
Weighted-Average volatility	n/a	24.23%	31.21%
Expected dividends	—	—	—
Expected term (in years)	n/a	7.0	7.0
Risk-free rate	n/a	1.37%	1.64%
Weighted-average fair value (grant date)	n/a	$14.27	$16.73

The total intrinsic value of outstanding stock options was $8.2 million at June 30, 2017. The total intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $3.5 million and $791 thousand, respectively. The total fair value of stock options vested was $40 thousand for the six months ended June 30, 2017 and 2016, respectively. Unrecognized stock-based compensation expense related to stock options totaled $102 thousand at June 30, 2017. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.30 years.

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At June 30, 2017, the 2011 ESPP had 409,255 shares remaining for issuance.

Included in salaries and employee benefits in the accompanying Consolidated Statements of Operations, the Company recognized $3.2 million and $3.3 million in stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 11. Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended June 30, 2017
Net unrealized gain on securities available-for-sale	$890	$369	$521
Less: Reclassification adjustment for net gains included in net income	(26)	(10)	(16)
Total unrealized gain	864	359	505

Net unrealized loss on derivatives	(125)	(50)	(75)
Less: Reclassification adjustment for losses included in net income	(439)	(169)	(270)
Total unrealized loss	(564)	(219)	(345)

Other Comprehensive Income	$300	$140	$160

Three Months Ended June 30, 2016
Net unrealized gain on securities available-for-sale	$2,395	$958	$1,437
Less: Reclassification adjustment for net gains included in net income	(498)	(199)	(299)
Total unrealized gain	1,897	759	1,138

Net unrealized loss on derivatives	(1,616)	(646)	(970)
Less: Reclassification adjustment for losses included in net income	(742)	297	(445)
Total unrealized loss	(2,358)	(349)	(1,415)

Other Comprehensive Loss	$(461)	$410	$(277)

Six Months Ended June 30, 2017
Net unrealized gain on securities available-for-sale	$2,055	$828	$1,227
Less: Reclassification adjustment for net gains included in net income	(531)	(199)	(332)
Total unrealized gain	1,524	629	895

Net unrealized gain on derivatives	1,629	626	1,003
Less: Reclassification adjustment for losses included in net income	(1,019)	(381)	(638)
Total unrealized gain	610	245	365

Other Comprehensive Income	$2,134	$874	$1,260

Six Months Ended June 30, 2016
Net unrealized gain on securities available-for-sale	$8,358	$3,343	$5,015
Less: Reclassification adjustment for net gains included in net income	(1,122)	(449)	(673)
Total unrealized gain	7,236	2,894	4,342

Net unrealized loss on derivatives	(9,019)	(3,607)	(5,412)
Less: Reclassification adjustment for losses included in net income	(742)	(297)	(445)
Total unrealized loss	(9,761)	(3,904)	(5,857)

Other Comprehensive Loss	$(2,525)	$(1,010)	$(1,515)

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2017 and 2016.

	Securities		Accumulated Other
(dollars in thousands)	Available For Sale	Derivatives	Comprehensive (Loss) Income

Three Months Ended June 30, 2017
Balance at Beginning of Period	$(1,565)	$284	$(1,281)
Other comprehensive income (loss) before reclassifications	521	(75)	446
Amounts reclassified from accumulated other comprehensive income	(16)	(270)	(286)
Net other comprehensive income (loss) during period	505	(345)	160
Balance at End of Period	$(1,060)	$(61)	$(1,121)

Three Months Ended June 30, 2016
Balance at Beginning of Period	$4,245	$(5,292)	$(1,047)
Other comprehensive income (loss) before reclassifications	1,437	(970)	467
Amounts reclassified from accumulated other comprehensive income	(299)	(445)	(744)
Net other comprehensive income (loss) during period	1,138	(1,415)	(277)
Balance at End of Period	$5,383	$(6,707)	$(1,324)

Six Months Ended June 30, 2017
Balance at Beginning of Period	$(1,955)	$(426)	$(2,381)
Other comprehensive income before reclassifications	1,227	1,003	2,230
Amounts reclassified from accumulated other comprehensive income	(332)	(638)	(970)
Net other comprehensive income during period	895	365	1,260
Balance at End of Period	$(1,060)	$(61)	$(1,121)

Six Months Ended June 30, 2016
Balance at Beginning of Period	$1,041	$(850)	$191
Other comprehensive income (loss) before reclassifications	5,015	(5,412)	(397)
Amounts reclassified from accumulated other comprehensive income	(673)	(445)	(1,118)
Net other comprehensive income (loss) during period	4,342	(5,857)	(1,515)
Balance at End of Period	$5,383	$(6,707)	$(1,324)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2017 and 2016.

Details about Accumulated Other	Amount Reclassified from		Affected Line Item in
Comprehensive Income Components	Accumulated Other		the Statement Where
(dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three Months Ended June 30,
	2017	2016
Realized gain on sale of investment securities	$26	$498	Gain on sale of investment securities
Interest expense derivative deposits	439	482	Interest expense on deposits
Interest expense derivative borrowings	—	260	Interest expense on short-term borrowings
Income tax benefit (expense)	(179)	(496)	Tax expense
Total Reclassifications for the Period	$286	$744	Net Income

Details about Accumulated Other	Amount Reclassified from		Affected Line Item in
Comprehensive Income Components	Accumulated Other		the Statement Where
(dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Six Months Ended June 30,
	2017	2016
Realized gain on sale of investment securities	$531	$1,122	Gain on sale of investment securities
Interest expense derivative deposits	1,019	482	Interest expense on deposits
Interest expense derivative borrowings	—	260	Interest expense on short-term borrowings
Income tax benefit (expense)	(580)	(746)	Tax expense
Total Reclassifications for the Period	$970	$1,118	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	Quoted Prices	Significant Other Observable Inputs	Significant Other Unobservable	Total
(dollars in thousands)	(Level 1)	(Level 2)	Inputs (Level 3)	(Fair Value)

June 30, 2017
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$145,862	$—	$145,862
Residential mortgage backed securities	—	296,541	—	296,541
Municipal bonds	—	44,886	—	44,886
Corporate bonds	—	8,665	1,500	10,165
Other equity investments	—	—	218	218
Loans held for sale	—	49,327	—	49,327
Mortgage banking derivatives	—	—	47	47
Interest rate swap derivatives	—	56	—	56
Total assets measured at fair value on a recurring basis as of June 30, 2017	$—	$545,337	$1,765	$547,102

Liabilities:
Mortgage banking derivatives	$—	$—	$47	$47
Interest rate swap derivatives	—	157	—	157
Total liabilities measured at fair value on a recurring basis as of June 30, 2017	$—	$157	$47	$204

December 31, 2016
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$106,142	$—	$106,142
Residential mortgage backed securities	—	326,239	—	326,239
Municipal bonds	—	95,930	—	95,930
Corporate bonds	—	8,079	1,500	9,579
Other equity investments	—	—	218	218
Loans held for sale	—	51,629	—	51,629
Mortgage banking derivatives	—	—	114	114
Total assets measured at fair value on a recurring basis as of December 31, 2016	$—	$588,019	$1,832	$589,851

Liabilities:
Mortgage banking derivatives	$—	$—	$55	$55
Interest rate swap derivatives	—	692	—	692
Total liabilities measured at fair value on a recurring basis as of December 31, 2016	$—	$692	$55	$747

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

Interest rate swap derivatives: These derivative instruments consist of forward starting interest rate swap agreements, which are accounted for as cash flow hedges, and a free-standing derivative which is not designated as a hedge under ASC 815. The Company’s derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral agreement that requires collateral postings when the market value exceeds certain threshold limits. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2017	$1,718	$114	$1,832
Realized loss included in earnings - net mortgage banking derivatives	—	(67)	(67)
Purchases of available-for-sale securities	—	—	—
Principal redemption	—	—	—
Ending balance at June 30, 2017	$1,718	$47	$1,765

Liabilities:
Beginning balance at January 1, 2017	$—	$55	$55
Realized loss included in earnings - net mortgage banking derivatives	—	(8)	(8)
Principal redemption	—	—	—
Ending balance at June 30, 2017	$—	$47	$47

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2016	$219	$24	$243
Realized gain included in earnings - net mortgage banking derivatives	—	90	90
Purchases of available-for-sale securities	1,500	—	1,500
Principal redemption	(1)	—	(1)
Ending balance at December 31, 2016	$1,718	$114	$1,832

Liabilities:
Beginning balance at January 1, 2016	$—	$30	$30
Realized loss included in earnings - net mortgage banking derivatives	—	25	25
Principal redemption	—	—	—
Ending balance at December 31, 2016	$—	$55	$55

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

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
June 30, 2017
Impaired loans:
Commercial	$—	$—	$3,249	$3,249
Income producing - commercial real estate	—	—	8,670	8,670
Owner occupied - commercial real estate	—	—	5,363	5,363
Real estate mortgage - residential	—	—	304	304
Construction - commercial and residential	—	—	5,765	5,765
Home equity	—	—	504	504
Other consumer	—	—	40	40
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of June 30, 2017	$—	$—	$25,289	$25,289

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2016
Impaired loans:
Commercial	$—	$—	$2,956	$2,956
Income producing - commercial real estate	—	—	12,993	12,993
Owner occupied - commercial real estate	—	—	2,133	2,133
Real estate mortgage - residential	—	—	555	555
Construction - commercial and residential	—	—	1,550	1,550
Other consumer	—	—	13	13
Other real estate owned	—	—	2,694	2,694
Total assets measured at fair value on a nonrecurring basis as of December 31, 2016	$—	$—	$22,894	$22,894

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2017, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Loans held for sale: As the Company has elected the fair value option, the fair value of loans held for sale is the carrying value and is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics for residential mortgage and FHA loans held for sale since such loans are typically committed to be sold (servicing released) at a profit.

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

Interest rate swap derivatives: These derivative instruments consist of forward starting interest rate swap agreements, which are accounted for as cash flow hedges, and a free-standing derivative which is not designated as a hedge under ASC 815. The Company’s derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral agreement that requires collateral postings when the market value exceeds certain threshold limits. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.

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

The estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Assets
Cash and due from banks	$10,948	$10,948	$—	$10,948	$—
Federal funds sold	7,417	7,417	—	7,417	—
Interest bearing deposits with other banks	429,336	429,336	—	429,336	—
Investment securities	497,672	497,672	—	495,954	1,718
Federal Reserve and Federal Home Loan Bank stock	28,603	28,603	—	28,603	—
Loans held for sale	49,327	49,327	—	49,327	—
Loans	5,985,031	5,994,186	—	—	5,994,186
Bank owned life insurance	60,869	60,869	—	60,869	—
Annuity investment	11,621	11,621	—	11,621	—
Mortgage banking derivatives	47	47	—	—	47
Interst rate swap derivatives	56	56.00	—	56	—

Liabilities
Noninterest bearing deposits	1,851,437	1,851,437	—	1,851,437	—
Interest bearing deposits	3,136,191	3,136,191	—	3,136,191	—
Certificates of deposit	880,069	876,884	—	876,884	—
Customer repurchase agreements	74,362	74,362	—	74,362	—
Borrowings	361,710	279,756	—	279,756	—
Mortgage banking derivatives	47	47	—	—	47
Interest rate swap derivatives	157	157	—	157	—

December 31, 2016
Assets
Cash and due from banks	$10,285	$10,285	$—	$10,285	$—
Federal funds sold	2,397	2,397	—	2,397	—
Interest bearing deposits with other banks	355,481	355,481	—	355,481	—
Investment securities	538,108	538,108	—	536,390	1,718
Federal Reserve and Federal Home Loan Bank stock	21,600	21,600	—	21,600	—
Loans held for sale	51,629	51,629	—	51,629	—
Loans	5,677,893	5,683,158	—	—	5,683,158
Bank owned life insurance	60,130	60,130	—	60,130	—
Annuity investment	11,929	11,929	—	11,929	—
Mortgage banking derivatives	114	114	—	—	114

Liabilities
Noninterest bearing deposits	1,775,684	1,775,684	—	1,775,684	—
Interest bearing deposits	3,191,682	3,191,682	—	3,191,682	—
Certificates of deposit	748,748	745,985	—	745,985	—
Customer repurchase agreements	68,876	68,876	—	68,876	—
Borrowings	216,514	203,657	—	203,657	—
Mortgage banking derivatives	55	55	—	—	55
Interest rate swap derivatives	692	692	—	692	—

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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance in 2013 carriers totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. For the quarter ended June 30, 2017, the annuity contracts accrued $28 thousand of income, offset by an annual fee on annuity contracts of $107 thousand, and which was included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $11.6 million at June 30, 2017 and is included in other assets on the Consolidated Balance Sheet. For the three and six months ended June 30, 2017, the Company recorded benefit expense accruals of $103 thousand and $205 thousand, for this post retirement benefit.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating nineteen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twenty-one branch offices, including nine in Northern Virginia, seven in Montgomery County, Maryland, and five in Washington, D.C.

The Bank offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Bank emphasizes providing commercial banking services to sole proprietors, small, and medium sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. The Company originates a small number of FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (“Ginnie Mae”) MBS I program and sells the resulting securities in the open market to Bank authorized dealers in the normal course of business and generally retains the servicing rights.  Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages OREO assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with third parties. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and/or construction of real estate projects. ECV lending involves higher levels of risk, together with commensurate expected returns.

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

RESULTS OF OPERATIONS

Earnings Summary

For the three months ended June 30, 2017, the Company’s net income was $27.8 million, a 15% increase over the $24.1 million for the three months ended June 30, 2016. Net income per basic common share for the three months ended June 30, 2017 was $0.81 compared to $0.72 for the same period in 2016, a 13% increase. Net income per diluted common share for the three months ended June 30, 2017 was $0.81 compared to $0.71 for the same period in 2016, a 14% increase.

For the six months ended June 30, 2017, the Company’s net income was $54.8 million, a 15% increase over the $47.5 million for the same period in 2016. Net income per basic common share for the six months ended June 30, 2017 was $1.61 compared to $1.41 for the same period in 2016, a 14% increase. Net income per diluted common share for the six months ended June 30, 2017 was $1.60 compared to $1.39 for the same period in 2016, a 15% increase.

The increase in net income for the three months ended June 30, 2017 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 7% over the same period in 2016. Net interest income grew 9% for the three months ended June 30, 2017 as compared to the same period in 2016 due to average earning asset growth of 13%.

For the three months ended June 30, 2017, the Company reported an annualized ROAA of 1.60% as compared to 1.57% for the three months ended June 30, 2016. The annualized ROACE for the three months ended June 30, 2017 was 12.51%, as compared to 12.40% for the three months ended June 30, 2016.

The increase in net income for the six months ended June 30, 2017 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 7% over the same period in 2016. Net interest income grew 8% for the six months ended June 30, 2017 as compared to the same period in 2016 due to average earning asset growth of 12%.

For the six months ended June 30, 2017, the Company reported an annualized ROAA of 1.61% as compared to 1.56% for the six months ended June 30, 2016. The annualized ROACE for the six months ended June 30, 2017 was 12.62%, as compared to 12.39% for the six months ended June 30, 2016. The higher ratios are due to increased earnings.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, decreased 14 basis points from 4.30% for the three months ended June 30, 2016 to 4.16% for the three months ended June 30, 2017. Average earning asset yields were 4.73% for the three months ended June 30, 2017 and 4.70% for the same period in 2016. The average cost of interest bearing liabilities increased by 29 basis points (to 0.92% from 0.63%) for the three months ended June 30, 2017 as compared to the same period in 2016. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 26 basis points for the three months ended June 30, 2017 as compared to 2016 (3.81% versus 4.07%).

The benefit of noninterest sources funding earning assets increased by 12 basis points to 35 basis points from 23 basis points for the three months ended June 30, 2017 versus the same period in 2016. The combination of a 26 basis point decrease in the net interest spread and a 12 basis point increase in the value of noninterest sources resulted in the 14 basis point decrease in the net interest margin for the three months ended June 30, 2017 as compared to the same period in 2016. The net interest margin was positively impacted by one basis point in the three months ended June 30, 2017 as a result of $261 thousand in amortization of the credit mark established in connection with the 2014 merger of Virginia Heritage Bank into EagleBank (the “Merger”). The net interest margin was positively impacted by two basis points in the three months ended June 30, 2016 as a result of $391 thousand in amortization of the credit mark adjustment from the Merger. For the three months ended June 30, 2017, the July 2016 $150.0 million sub-debt raise negatively impacted the net interest margin by 19 basis points.

The net interest margin decreased 14 basis points from 4.30% for the six months ended June 30, 2016 to 4.16% for the six months ended June 30, 2017. Average earning asset yields were 4.72% for the six months ended June 30, 2017 and 4.68% for the same period in 2016. The average cost of interest bearing liabilities increased by 31 basis points (to 0.90% from 0.59%) for the six months ended June 30, 2017 as compared to the same period in 2016. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 27 basis points for the six months ended June 30, 2017 as compared to 2016 (3.82% versus 4.09%).

The benefit of noninterest sources funding earning assets increased by 13 basis points to 34 basis points from 21 basis points for the six months ended June 30, 2017 versus the same period in 2016. The combination of a 27 basis point decrease in the net interest spread and a 13 basis point increase in the value of noninterest sources resulted in the 14 basis point decrease in the net interest margin for the six months ended June 30, 2017 as compared to the same period in 2016. The net interest margin was positively impacted by five basis points in the six months ended June 30, 2017 as a result of $1.4 million in amortization of the credit mark established in connection with the Merger. The net interest margin was positively impacted by two basis points in the six months ended June 30, 2016 as a result of $765 thousand in amortization of the credit mark adjustment from the Merger. For the six months ended June 30, 2017, the July 2016 $150.0 million sub-debt raise negatively impacted the net interest margin by 19 basis points.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 91% of the Company’s total revenue for the six months ended June 30, 2017.

For the first six months of 2017, total loans grew 5% over December 31, 2016, and averaged 12% higher in for the six months ended June 30, 2017 as compared to the same period in 2016. For the first six months of 2017, total deposits increased 3% over December 31, 2016, and averaged 9% higher for the six months ended June 30, 2017 compared with the same period in 2016.

In order to fund growth in average loans of 12% over the six months ended June 30, 2017 as compared to the same period in 2016, as well as sustain significant liquidity, the Company has relied on both core deposit growth and brokered or wholesale deposits. The major component of the growth in core deposits has been growth in noninterest bearing accounts primarily as a result of effectively building new and enhanced client relationships.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, were 87.5% of average earning assets for the both the six months ended June 30, 2017 and 2016. For the six months ended June 30, 2017, as compared to the same period in 2016, average loans, excluding loans held for sale, increased $632.4 million, a 12% increase. The increase in average loans for the six months ended June 30, 2017 as compared to the same period in 2016 is primarily attributable to growth in construction - commercial and residential, commercial and industrial, and income producing - commercial real estate. The mix of average investment securities for both the six month periods ended June 30, 2017 and 2016 amounted to 8% of average earning assets. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 5% of average earning assets for the first six months of 2017 and 4% for the same period in 2016. The average combination of federal funds sold, interest bearing deposits with other banks and loans held for sale increased $48.4 million for the six months ended June 30, 2017 as compared to the same period in 2016.

The provision for credit losses was $1.6 million for the three months ended June 30, 2017 as compared to $3.9 million for the three months ended June 30, 2016. The lower provisioning in the second quarter of 2017, as compared to the second quarter of 2016, is primarily due to lower loan growth, as net loans increased $160.1 million in the three months ended June 30, 2017, as compared to an increase of $247.6 million in the same period in 2016, and to overall improved asset quality. Net charge-offs of $367 thousand in the second quarter of 2017 represented an annualized 0.02% of average loans, excluding loans held for sale, as compared to $2.0 million, or an annualized 0.15% of average loans, excluding loans held for sale, in the second quarter of 2016. Net charge-offs in the second quarter of 2017 were attributable primarily to income producing - commercial real estate ($970 thousand) offset by recoveries in construction - commercial and residential ($342 thousand) and commercial and industrial loans ($255 thousand).

At June 30, 2017 the allowance for credit losses represented 1.02% of loans outstanding, as compared to 1.04% at December 31, 2016 and 1.05% at June 30, 2016. The decrease in the allowance for credit losses as a percentage of total loans at June 30, 2017, as compared to June 30, 2016, is the result of lower loan growth and continuing improvement in historical losses. The allowance for credit losses represented 356% of nonperforming loans at June 30, 2017, as compared to 330% at December 31, 2016, and 264% at June 30, 2016.

Total noninterest income for the three months ended June 30, 2017 decreased to $7.0 million from $7.6 million for the three months ended June 30, 2016, a 7% decrease, due primarily to lesser net gains on the sale of investments ($26 thousand in 2017 versus $498 thousand in 2016), a decrease of $888 thousand in gains on the sale of SBA loans, a decrease in gains on sales of residential mortgages of $584 thousand, offset by gains on sale of FHA Multifamily-Backed Ginnie Mae securities of $614 thousand, an increase in other miscellaneous income of $335 thousand, and an increase in other loan income of $137 thousand. Residential mortgage loans closed were $188 million for the second quarter in 2017 versus $214 million for the second quarter of 2016. Excluding gains on sales of investment securities, noninterest income was $7.0 million in the second quarter of 2017 as compared to $7.1 million for the second quarter of 2016, a decrease of 1%.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 39.10% for the second quarter of 2017, as compared to 39.63% for the second quarter of 2016. Noninterest expenses totaled $30.0 million for the three months ended June 30, 2017, as compared to $28.3 million for the three months ended June 30, 2016, a 6% increase. Cost increases for salaries and benefits were $961 thousand, due primarily to increased staff, merit increases and incentive compensation. Marketing and advertising expense increased by $327 thousand primarily due to costs associated with expanded digital and print advertising. Legal, accounting and professional fees increased by $286 thousand primarily due to enhanced IT risk management.

The provision for credit losses was $3.0 million for the six months ended June 30, 2017 as compared to $6.9 million for the six months ended June 30, 2016. The lower provisioning in the first six months of 2017, as compared to the first six months of 2016, is due to lower loan growth, as net loans increased $307.1 million during the first six months of 2017, as compared to an increase of $405.1 million during the same period in 2016, and to overall improved asset quality. Net charge-offs of $990 thousand in the first six months of 2017 represented an annualized 0.03% of average loans, excluding loans held for sale, as compared to $3.1 million or an annualized 0.12% of average loans, excluding loans held for sale, in the first six months of 2016. Net charge-offs in the first six months of 2017 were attributable primarily to income producing - commercial real estate ($1.4 million) offset by recoveries in construction - commercial and residential ($345 thousand) and commercial and industrial loans ($268 thousand).

Total noninterest income for the six months ended June 30, 2017 was $13.1 million as compared to $13.9 million for the six months ended June 30, 2016, a 6% decrease due primarily to lesser net gains on the sale of investments ($531 thousand in 2017 versus $1.1 million in 2016), a decrease of $1.1 million in gains on the sale of SBA loans, offset by gains on sale of FHA Multifamily-Backed Ginnie Mae securities of $614 thousand, and an increase in other miscellaneous income of $213 thousand. Excluding investment securities net gains, total noninterest income was $12.6 million for the six months ended June 30, 2017, as compared to $12.7 million for the same period in 2016, a 1% decrease.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 39.57% for the six months ended June 30, 2017 as compared to 40.20% for the six months ended June 30, 2016. Noninterest expenses totaled $59.2 million for the six months ended June 30, 2017, as compared to $56.4 million for the six months ended June 30, 2016, a 5% increase. Cost increases for salaries and benefits were $1.5 million, due primarily to increased staff and merit increases. Marketing and advertising expense increased by $447 thousand primarily due to costs associated with expanded digital and print advertising. Legal, accounting and professional fees increased by $225 thousand primarily due to enhanced IT risk management. Other expenses increased $740 thousand primarily due to higher broker fees.

The ratio of common equity to total assets increased to 12.46% at June 30, 2017 from 12.39% at June 30, 2016, due primarily to an increase of $105.0 million in retained earnings. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the three months ended June 30, 2017, net interest income increased 9% over the same period for 2016. Average loans increased by $628.9 million and average deposits increased by $481.6 million. The net interest margin was 4.16% for the three months ended June 30, 2017, as compared to 4.30% for the same period in 2016. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

For the six months ended June 30, 2017, net interest income increased 8% over the same period for 2016. Average loans increased by $632.4 million and average deposits increased by $446.5 million. The net interest margin was 4.16% for the six months ended June 30, 2017, as compared to 4.30% for the same period in 2016. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

The tables below present the average balances and rates of the major categories of the Company’s assets and liabilities for the three and six months ended June 30, 2017 and 2016. Included in the tables are a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$264,319	$610	0.93%	$184,821	$196	0.43%
Loans held for sale (1)	38,165	388	4.07%	47,111	428	3.63%
Loans (1) (2)	5,895,174	75,508	5.14%	5,266,305	66,783	5.10%
Investment securities available for sale (2)	520,951	2,827	2.18%	460,195	2,356	2.06%
Federal funds sold	6,642	11	0.66%	8,576	9	0.42%
Total interest earning assets	6,725,251	79,344	4.73%	5,967,008	69,772	4.70%

Total noninterest earning assets	294,923			279,972
Less: allowance for credit losses	60,180			55,816
Total noninterest earning assets	234,743			224,156
TOTAL ASSETS	$6,959,994			$6,191,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$360,574	$337	0.37%	$243,836	$152	0.25%
Savings and money market	2,679,337	4,097	0.61%	2,573,184	2,828	0.44%
Time deposits	781,864	1,969	1.01%	760,786	1,550	0.82%
Total interest bearing deposits	3,821,775	6,403	0.67%	3,577,806	4,530	0.51%
Customer repurchase agreements	69,093	40	0.23%	71,767	39	0.22%
Other short-term borrowings	89,355	224	0.99%	66,484	344	2.05%
Long-term borrowings	216,676	2,979	5.44%	68,970	1,037	5.95%
Total interest bearing liabilities	4,196,899	9,646	0.92%	3,785,027	5,950	0.63%

Noninterest bearing liabilities:
Noninterest bearing demand	1,838,344			1,600,695
Other liabilities	34,253			22,124
Total noninterest bearing liabilities	1,872,597			1,622,819

Shareholders’ equity	890,498			783,318
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,959,994			$6,191,164

Net interest income		$69,698			$63,822
Net interest spread			3.81%			4.07%
Net interest margin			4.16%			4.30%
Cost of funds			0.57%			0.40%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $4.3 million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively.

(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

 Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$266,984	$1,093	0.83%	$210,476	$480	0.46%
Loans held for sale (1)	33,796	670	3.96%	38,179	701	3.67%
Loans (1) (2)	5,800,742	147,697	5.13%	5,168,346	131,432	5.11%
Investment securities available for sale (2)	523,566	5,660	2.18%	479,191	4,944	2.07%
Federal funds sold	6,023	18	0.60%	9,770	22	0.45%
Total interest earning assets	6,631,111	155,138	4.72%	5,905,962	137,579	4.68%

Total noninterest earning assets	295,232			280,752
Less: allowance for credit losses	59,746			54,866
Total noninterest earning assets	235,486			225,886
TOTAL ASSETS	$6,866,597			$6,131,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$345,986	$575	0.34%	$216,916	$252	0.23%
Savings and money market	2,684,900	7,961	0.60%	2,664,106	5,348	0.40%
Time deposits	759,942	3,697	0.98%	753,618	3,073	0.82%
Total interest bearing deposits	3,790,828	12,233	0.65%	3,634,640	8,673	0.48%
Customer repurchase agreements	69,359	78	0.23%	71,076	76	0.22%
Other short-term borrowings	60,808	277	0.91%	33,242	344	2.05%
Long-term borrowings	216,624	5,958	5.47%	68,954	2,074	5.95%
Total interest bearing liabilities	4,137,619	18,546	0.90%	3,807,912	11,167	0.59%

Noninterest bearing liabilities:
Noninterest bearing demand	1,816,724			1,526,446
Other liabilities	37,031			27,373
Total noninterest bearing liabilities	1,853,755			1,553,819

Shareholders’ equity	875,223			770,117
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,866,597			$6,131,848

Net interest income		$136,592			$126,412
Net interest spread			3.82%			4.09%
Net interest margin			4.16%			4.30%
Cost of funds			0.56%			0.38%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $8.2 million and $7.5 million for the six months ended June 30, 2017 and 2016, respectively.

(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

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

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside loan review consultant, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption “Critical Accounting Policies” for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table at page 58, which reflects activity in the allowance for credit losses.

During the three months ended June 30, 2017, the allowance for credit losses increased $1.2 million, reflecting $1.6 million in provision for credit losses and $367 thousand in net charge-offs during the period. The provision for credit losses was $1.6 million for the three months ended June 30, 2017 as compared to $3.9 million for the same period in 2016. The lower provisioning in the second quarter of 2017, as compared to the second quarter of 2016, is due to lower net charge-offs and overall improvement in asset quality, coupled with lower loan growth. Loan growth of $160.1 million for the three months ended June 30, 2017 compared to loan growth of $247.6 million for the same period in 2016. Net charge-offs of $367 thousand in the second quarter of 2017 represented an annualized 0.02% of average loans, excluding loans held for sale, as compared to $2.0 million, or an annualized 0.15% of average loans, excluding loans held for sale, in the second quarter of 2016.

During the six months ended June 30, 2017, the allowance for credit losses increased $2.0 million, reflecting $3.0 million in provision for credit losses and $990 thousand in net charge-offs during the period. The provision for credit losses was $3.0 million for the three months ended June 30, 2017 as compared to $6.9 million for the same period in 2016. The lower provisioning for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, is due to lower net charge-offs and overall improvement in asset quality, coupled with lower loan growth. Loan growth of $307.1 million for the six months ended June 30, 2017 compared to loan growth of $405.1 million for the same period in 2016, Net charge-offs of $990 thousand in the first six months of 2017 represented an annualized 0.03% of average loans, excluding loans held for sale, as compared to $3.1 million, or an annualized 0.12% of average loans, excluding loans held for sale, for the same period in 2016.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

(dollars in thousands)	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$59,074	$52,687
Charge-offs:
Commercial	137	2,693
Income producing - commercial real estate	1,470	591
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	—	—
Construction - C&I (owner occupied)	—	—
Home equity	—	96
Other consumer	66	25
Total charge-offs	1,673	3,405

Recoveries:
Commercial	268	86
Income producing - commercial real estate	50	4
Owner occupied - commercial real estate	2	2
Real estate mortgage - residential	3	3
Construction - commercial and residential	345	204
Construction - C&I (owner occupied)	—	—
Home equity	3	8
Other consumer	12	16
Total recoveries	683	323
Net charge-offs	990	3,082
Provision for Credit Losses	2,963	6,931
Balance at end of period	$61,047	$56,536

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.12%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	June 30, 2017		December 31, 2016		June 30, 2016
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial	$14,225	22%	$14,700	21%	$13,386	21%
Income producing - commercial real estate	23,308	43%	21,105	44%	19,072	45%
Owner occupied - commercial real estate	4,189	11%	4,010	12%	4,202	11%
Real estate mortgage - residential	1,081	3%	1,284	3%	1,061	3%
Construction - commercial and residential	15,034	17%	15,002	16%	15,226	16%
Construction - C&I (owner occupied)	1,693	2%	1,485	2%	1,798	2%
Home equity	1,216	2%	1,328	2%	1,556	2%
Other consumer	301	—	160	—	235	—
Total allowance	$61,047	100%	$59,074	100%	$56,536	100%

(1)	Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of TDRs and OREO, totaled $18.5 million at June 30, 2017 representing 0.26% of total assets, as compared to $20.6 million of nonperforming assets, or 0.30% of total assets, at December 31, 2016 and $24.5 million of nonperforming assets, or 0.39% of total assets, at June 30, 2016. The Company had no accruing loans 90 days or more past due at June 30, 2017, December 31, 2016 or June 30, 2016. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.02% of total loans at June 30, 2017, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower’s request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had eleven TDR’s at June 30, 2017 totaling approximately $13.6 million. Nine of these loans, totaling approximately $12.7 million, are performing under their modified terms. During the six months of 2017, there was one default on a $237 thousand restructured loan which was charged off, as compared to the same period in 2016, which had one default on a $5.0 million restructured loan. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There were no nonperforming TDRs reclassified to nonperforming loans during the six months ended June 30, 2017. There was one nonperforming TDR totaling $5.0 million reclassified to nonperforming loans during the six months ended June 30, 2016. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There was one loan totaling $4.8 million modified in a TDR during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016 which had two loans totaling $590 thousand modified in a TDR.

Total nonperforming loans amounted to $17.1 million at June 30, 2017 (0.29% of total loans), compared to $17.9 million at December 31, 2016 (0.31% of total loans) and $21.4 million at June 30, 2016 (0.40% of total loans). The decrease in the ratio of nonperforming loans to total loans at June 30, 2017 as compared to June 30, 2016 was due to a decrease in the level of nonperforming loans.

Included in nonperforming assets at June 30, 2017 was $1.4 million of OREO, consisting of two foreclosed properties. The Company had three foreclosed properties with a net carrying value of $2.7 million at December 31, 2016 and six foreclosed properties with a net carrying value of $3.2 million at June 30, 2016.  OREO properties are carried at fair value less estimated costs to sell. It is the Company’s policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first six months of 2017, one foreclosed property with a net carrying value of $1.4 million was sold for a net loss of $361 thousand. The decrease in OREO for the three months ended June 30, 2017, as compared to the same period in 2016 is due to the sale of five OREO properties.

The following table shows the amounts of nonperforming assets at the dates indicated.

	June 30,		December 31,
(dollars in thousands)	2017	2016	2016
Nonaccrual Loans:
Commercial	$3,202	$3,775	$2,521
Income producing - commercial real estate	1,471	10,234	10,508
Owner occupied - commercial real estate	5,370	1,261	2,093
Real estate mortgage - residential	304	576	555
Construction - commercial and residential	6,115	5,413	2,072
Construction - C&I (owner occupied)	—	—	—
Home equity	594	121	—
Other consumer	92	—	126
Accrual loans-past due 90 days	—	—	—
Total nonperforming loans (1)	17,148	21,380	17,875
Other real estate owned	1,394	3,152	2,694
Total nonperforming assets	$18,542	$24,532	$20,569

Coverage ratio, allowance for credit losses to total nonperforming loans	356.00%	264.44%	330.49%
Ratio of nonperforming loans to total loans	0.29%	0.40%	0.31%
Ratio of nonperforming assets to total assets	0.26%	0.39%	0.30%

(1)	Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There were no loans that migrated from performing TDRs during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 where there was one loan totaling $5.0 million that migrated from performing TDR.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At June 30, 2017, there were $21.0 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $21.0 million in potential problem loans at June 30, 2017 compared to $16.9 million at December 31, 2016, and $11.5 million at June 30, 2016.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company’s loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, loan servicing income, income from BOLI and other income.

Total noninterest income for the three months ended June 30, 2017 decreased to $7.0 million from $7.6 million for the three months ended June 30, 2016, a 7% decrease, due primarily to lower net gains on the sale of investments ($26 thousand in 2017 versus $498 thousand in 2016), a decrease of $888 thousand in gains on the sale of SBA loans, a decrease in gains on sales of residential mortgages of $584 thousand, offset by gains on sale of FHA Multifamily-Backed Ginnie Mae securities of $614 thousand, an increase in other miscellaneous income of $335 thousand, and an increase in other loan income of $137 thousand. Residential mortgage loans closed were $188 million for the second quarter in 2017 versus $214 million for the second quarter of 2016. Excluding gains on sales of investment securities, noninterest income was $7.0 million in the second quarter of 2017 as compared to $7.1 million for the second quarter of 2016, a decrease of 1%.

Total noninterest income for the six months ended June 30, 2017 was $13.1 million as compared to $13.9 million for the six months ended June 30, 2016, a 6% decrease due primarily to lesser net gains on the sale of investments ($531 thousand in 2017 and $1.1 million in 2016), a decrease of $1.1 million in gains on the sale of SBA loans, offset by gains on sale of FHA Multifamily-Backed Ginnie Mae securities of $614 thousand, and an increase in other miscellaneous income of $213 thousand. Excluding investment securities net gains, total noninterest income was $12.6 million for the six months ended June 30, 2017, as compared to $12.7 million for the same period in 2016, a 1% decrease.

Service charges on deposit accounts increased by $119 thousand, or 8%, from $1.4 million for the three months ended June 30, 2016 to $1.5 million for the same period in 2017. Service charges on deposit accounts increased by $143 thousand, or 5%, from $2.9 million for the six months ended June 30, 2016 to $3.0 million for the same period in 2017. The increase for the three and six month periods was primarily related to increased transaction volume.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of residential mortgage loans yielded gains of $2.3 million for the three months ended June 30, 2017 compared to $2.9 million in the same period in 2016. Sales of residential mortgage loans yielded gains of $4.3 million for the six months ended June 30, 2017 compared to $4.1 million in the same period in 2016. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended June 30, 2017. The reserve amounted to $103 thousand at June 30, 2017 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $179 thousand and $237 thousand for the three and six months ended June 30, 2017 compared to $1.1 million and $1.3 million for the three and six month period in 2016. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Net investment gains were $531 thousand for the six months ended June 30, 2017 compared to $1.1 million for the same period in 2016.

Other income totaled $2.6 million for the three months ended June 30, 2017 as compared to $1.3 million for the same period in 2016, an increase of 102% due primarily to gains on sale of FHA Multifamily-Backed Ginnie Mae securities of $614 thousand, an increase in other miscellaneous income of $335 thousand, and an increase in other loan income of $137 thousand. ATM fees decreased to $371 thousand for the three months ended June 30, 2017 from $388 thousand for the same period in 2016, a 4% decrease. Noninterest loan fees increased to $804 thousand for the three months ended June 30, 2017 from $667 thousand for the same period in 2016, a 21% increase. Noninterest fee income totaled $1.1 million for the three months ended June 30, 2017 an increase of $985 thousand, or 625%, over the balance for the same period in 2016 primarily due to the gain on sale of FHA loans of $614 thousand, an increase in other miscellaneous income of $335 thousand, and higher investment income received on Small Business Investment Company investments during the second quarter of 2017 over the same period in 2016.

Other income totaled $4.2 million for the six months ended June 30, 2017 as compared to $3.6 million for the same period in 2016, an increase of 17% due primarily to gains on sale of FHA Multifamily-Backed Ginnie Mae securities of $614 thousand. ATM fees decreased to $730 thousand for the six months ended June 30, 2017 from $752 thousand for the same period in 2016, a 3% decrease. Noninterest loan fees increased to $1.7 million for the six months ended June 30, 2017 from $1.5 million for the same period in 2016, a 10% increase. Noninterest fee income totaled $1.5 million for the six months ended June 30, 2017 an increase of $816 thousand, or 116%, over the balance for the same period in 2016 primarily due to the gain on sale of FHA loans of $614 thousand and higher investment income received on Small Business Investment Company investments during the first half of 2017 over the same period in 2016.

Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At June 30, 2017, the Company had no funds advanced outstanding under FHA mortgage loan servicing agreements. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, FDIC insurance, and other expenses.

Total noninterest expenses totaled $30.0 million for the three months ended June 30, 2017, as compared to $28.3 million for the three months ended June 30, 2016. Total noninterest expenses totaled $59.2 million for the six months ended June 30, 2017, as compared to $56.4 million for the six months ended June 30, 2016.

Salaries and employee benefits were $16.9 million for the three months ended June 30, 2017, as compared to $15.9 million for the same period in 2016, a 6% increase. Salaries and benefits cost increases for the three month period were due primarily to increased staff, merit increases and incentive compensation. Salaries and employee benefits were $33.5 million for the six months ended June 30, 2017, as compared to $32.0 million for the same period in 2016, a 5% increase. Salaries and benefits cost increases for the six month period were due primarily to increased staff and merit increases. At June 30, 2017, the Company’s full time equivalent staff numbered 483, as compared to 469 at December 31, 2016 and 470 at June 30, 2016.

Premises and equipment expenses amounted to $3.9 million for the three month period ended June 30, 2017 and $3.8 million for the same period in 2016, an increase of 3%. Premises and equipment expenses amounted to $7.8 million for the six month period ended June 30, 2017 and $7.6 million for the same period in 2016, an increase of 2%. For the three and six months ended June 30, 2017, the Company recognized $91 thousand and $222 thousand of sublease revenue as compared to $165 thousand and $298 thousand for the same periods in 2016. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expense increased to $1.2 million for the three months ended June 30, 2017 from $920 thousand for the same period in 2016, an increase of 36%, primarily due to costs associated with expanded digital and print advertising. Marketing and advertising expense increased to $2.1 million for the six months ended June 30, 2017 from $1.7 million for the same period in 2016, a 26% increase, primarily due to costs associated with expanded digital and print advertising.

Legal, accounting and professional fees increased to $1.3 million for the three months ended June 30, 2017 from $1.0 million in the same period in 2016, a 28% increase. Legal, accounting and professional fees increased to $2.3 million for the six months ended June 30, 2017 from $2.1 million in the same period in 2016, an 11% increase. The increase in expense for both the three and six month periods was primarily due to enhanced IT risk management.

FDIC expenses decreased to $590 thousand for the three months ended June 30, 2017 from $755 thousand for the same period in 2016. FDIC expenses decreased to $1.1 million for the six months ended June 30, 2017 from $1.6 million for the same period in 2016. The decrease for both the three and six months ended June 30, 2017 was due to a change in the FDIC insurance premium formula for small institutions effective July 1, 2016.

Other expenses amounted to $4.1 million for both the three months ended June 30, 2017 and 2016, an increase of less than 1%. The major components of cost in this category include broker fees, core deposit intangible amortization, franchise taxes, and expenses for the operations of OREO property. Other expenses amounted to $8.3 million for the three months ended June 30, 2017 compared to $7.6 million for the same period in 2016, an increase of 10%. Other expenses for the six month period ended June 30, 2017 increased over the same period in 2016 primarily due to higher broker fees ($549 thousand).

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 39.10% for the second quarter of 2017, as compared to 39.63% for the second quarter of 2016. As a percentage of average assets, total noninterest expense (annualized) improved to 1.72% for the three months ended June 30, 2017 as compared to 1.83% for the same period in 2016. As a percentage of average assets, total noninterest expense (annualized) improved to 1.73% for the six months ended June 30, 2017 as compared to 1.84% for the same period in 2016. Cost control remains a significant operating objective of the Company.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 38.5% for the three months ended June 30, 2017 as compared to 38.4% for the same period in 2016. The Company’s effective tax rate decreased to 37.4% for the six months ended June 30, 2017 as compared to 38.3% for the same period in 2016. The lower effective tax rate for the six months ended June 30, 2017, was due to both a lower state income tax apportionment factor and the adoption of the new accounting guidance for share-based transactions. That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized as income tax expense or benefits in the income statement. Previously, tax effects resulting from changes in the Company’s stock price subsequent to the grant date were recorded directly to shareholders’ equity at the time of vesting or exercise. The adoption of this new standard (ASU 2016-09) resulted in a $460 thousand, or $0.01 per share, reduction to income tax expense for the six months ended June 30, 2017.

FINANCIAL CONDITION

Summary

Total assets at June 30, 2017 were $7.24 billion, a 14% increase as compared to $6.37 billion at June 30, 2016, and a 5% increase as compared to $6.89 billion at December 31, 2016. Total loans (excluding loans held for sale) were $5.99 billion at June 30, 2017, an 11% increase as compared to $5.40 billion at June 30, 2016, and a 5% increase as compared to $5.68 billion at December 31, 2016. Loans held for sale amounted to $49.3 million at June 30, 2017 as compared to $59.3 million at June 30, 2016, a 17% decrease, and $51.6 million at December 31, 2016, a 5% decrease. The investment portfolio totaled $497.7 million at June 30, 2017, a 22% increase from the $409.5 million balance at June 30, 2016. As compared to December 31, 2016, the investment portfolio at June 30, 2017 decreased by $40.4 million or 8%.

Total deposits at June 30, 2017 were $5.87 billion, compared to deposits of $5.34 billion at June 30, 2016, a 10% increase, and deposits of $5.72 billion at December 31, 2016, a 3% increase. Total borrowed funds (excluding customer repurchase agreements) were $361.7 million at June 30, 2017, $119.0 million at June 30, 2016 and $216.5 million at December 31, 2016. We continue to work on expanding the breadth and depth of our existing relationships while we pursue building new relationships.

On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026. During the first quarter of 2017, $75.0 million in FHLB advances were borrowed as part of the overall asset liability strategy and to support loan growth. $50.0 million of these advances remained outstanding as of June 30, 2017 and mature in March 2018. During the second quarter of 2017, $95.0 million in FHLB advances were borrowed as part of the overall asset liability strategy and to support loan growth. These advances remained outstanding as of June 30, 2017 and mature in July 2017. We continue to work on expanding the breadth and depth of our existing relationships while we pursue building new relationships.

Total shareholders’ equity at June 30, 2017 increased 15%, to $902.7 million, compared to $788.6 million at June 30, 2016, and increased 7%, from $842.8 million at December 31, 2016. The increase in shareholders’ equity at June 30, 2017 compared to the same period in 2016 was primarily the result of retained earnings. The ratio of common equity to total assets was 12.46% at June 30, 2017, as compared to 12. 39% at June 30, 2016 and 12.23% at December 31, 2016. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 15.13% at June 30, 2017, as compared to 12.73% at June 30, 2016, and 14.89% at December 31, 2016. In addition, the tangible common equity ratio was 11.15% at June 30, 2017, compared to 10.88% at June 30, 2016 and 10.84% at December 31, 2016.

Effective January 1, 2015, the Company, Bank, and all other banks of similar size became subject to new capital requirements. These new requirements create a new required ratio for common equity Tier 1 (“CETI”) capital, increase the leverage and Tier 1 capital ratios, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 risk-based ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). The Company and the Bank meet all these new requirements, including the full capital conservation buffer. Beginning in 2016, failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Loans, net of amortized deferred fees and costs, at June 30, 2017, December 31, 2016 and June 30, 2016 by major category are summarized below.

	June 30, 2017		December 31, 2016		June 30, 2016
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,319,736	22%	$1,200,728	21%	$1,140,863	21%
Income producing - commercial real estate	2,596,230	43%	2,509,517	44%	2,461,581	45%
Owner occupied - commercial real estate	660,066	11%	640,870	12%	584,358	11%
Real estate mortgage - residential	151,115	3%	152,748	3%	150,129	3%
Construction - commercial and residential *	1,034,902	17%	932,531	16%	847,268	16%
Construction - C&I (owner occupied)	116,577	2%	126,038	2%	100,063	2%
Home equity	103,671	2%	105,096	2%	110,697	2%
Other consumer	2,734	—	10,365	—	8,470	—
Total loans	5,985,031	100%	5,677,893	100%	5,403,429	100%
Less: allowance for credit losses	(61,047)		(59,074)		(56,536)
Net loans	$5,923,984		$5,618,819		$5,346,893

*Includes land loans

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

Loans outstanding reached $5.96 billion at June 30, 2017, an increase of $581.6 million, or 11%, as compared to $5.40 billion at June 30, 2016, and an increase of $307.1 million, or 5%, as compared to $5.68 billion at December 31, 2016. The loan growth during the six months ended June 30, 2017 over the same period in 2016 was predominantly in the construction – commercial and residential, commercial and industrial, and income producing - commercial real estate categories. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio. Multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects, while suburban office leasing softened.  Overall, commercial real estate values have generally held up well with price escalation in prime pockets. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

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

For the six months ended June 30, 2017, noninterest bearing deposits increased $75.8 million as compared to December 31, 2016, while interest bearing deposits increased by $75.8 million during the same period. Average total deposits for the first six months of 2017 were $5.61 billion, as compared to $5.16 billion for the same period in 2016, a 9% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although the federal banking agencies have recognized that these reciprocal deposits have many characteristics of core deposits and therefore provide for separate identification of such deposits in the quarterly Call Report data. The Bank also is able to obtain one way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At June 30, 2017, total deposits included $883.7 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 15% of total deposits. At December 31, 2016, total brokered deposits (excluding the CDARS and ICS two-way) were $676.7 million, or 12% of total deposits. The CDARS and ICS two-way component represented $499.5 million, or 9% of total deposits and $432.1 million or 8% of total deposits at June 30, 2017 and December 31, 2016, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At June 30, 2017 the Company had $1.85 billion in noninterest bearing demand deposits, representing 32% of total deposits, compared to $1.78 billion of noninterest bearing demand deposits at December 31, 2016, or 31% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve prior to July 2011. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank is prepared to evaluate options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $74.4 million at June 30, 2017 compared to $68.9 million at December 31, 2016. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at June 30, 2017 and December 31, 2016. The Bank had $145.0 million in short-term borrowings outstanding under its credit facility from the FHLB at June 30, 2017. There were no borrowings outstanding under its credit facility from the FHLB at December 31, 2016. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50.0 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at June 30, 2017 or December 31, 2016. For additional information regarding this credit please refer to “Capital Resources and Adequacy” below.

Long-term borrowings outstanding at June 30, 2017 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. The Company’s secondary sources of liquidity include a $50.0 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at June 30, 2017. Additionally, the Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at June 30, 2017, and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.08 billion, against which there was $162.9 million outstanding at June 30, 2017. The Bank also has a commitment from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $297.8 million at June 30, 2017. At June 30, 2017 the Bank was also eligible to make advances from the FHLB up to $1.3 billion based on collateral at the FHLB, of which there was $145.0 million outstanding at June 30, 2017. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $496.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At June 30, 2017, under the Bank’s liquidity formula, it had $3.91 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at June 30, 2017 are as follows:

(dollars in thousands)	June 30, 2017
Unfunded loan commitments	$2,231,923
Unfunded lines of credit	100,061
Letters of credit	71,701
Total	$2,403,685

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended.  In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment, as is the case in asset based lending credit facilities.  Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. Unfunded loan commitments of $82.2 million as of June 30, 2017 were related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

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

During the quarter ended June 30, 2017, as compared to the same three months in 2016, the Company was able to increase its net interest income (by 9%), produce a net interest spread of 3.81%, which was 26 basis points lower than the 4.07% for the same quarter in 2016, and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended June 30, 2017, the average investment portfolio balances increased as compared to balances at June 30, 2016. The cash received from deposit growth and borrowings along with cash flows off of the investment portfolio were deployed into loans and the purchase of additional investments.

The percentage mix of municipal securities was 9% of total investments at June 30, 2017 and 25% at June 30, 2016, the portion of the portfolio invested in mortgage backed securities decreased to 60% at June 30, 2017 from 62% at June 30, 2016. The portion of the portfolio invested in U.S. agency investments was 21% at June 30, 2017 and 9% at June 30, 2016. Shorter duration floating rate SBA bonds and corporate bonds were 10% of total investments at June 30, 2017 and 3% at June 30, 2016. Due to the rolling forward of the investment portfolio, changing mix through the purchase of shorter duration instruments (inclusive of shorter U.S. agency investments), the duration of the investment portfolio was 3.4 years at both June 30, 2017 and June 30, 2016, which positions the Company well for expected increases in market interest rates.

The re-pricing duration of the loan portfolio was fairly stable at 21 months at June 30, 2017 versus 24 months at June 30, 2016, with fixed rate loans amounting to 32% of total loans at June 30, 2017 compared to 35% of total loans at June 30, 2016. Variable and adjustable rate loans comprised 68% of total loans at June 30, 2017, compared to 65% of total loans at June 30, 2016. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are generally indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio decreased to 26 months at June 30, 2017 from 30 months at June 30, 2016. The change since June 30, 2016 was due substantially to a change in the mix and duration of money market deposits.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, together with loan floors existing in 63% of total loans (at June 30, 2017), has resulted in a loan portfolio yield of 5.14% for the three months ended June 30, 2017 as compared to 5.10% for the same period in 2016. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized loss before income tax on the investment portfolio was $1.7 million at June 30, 2017 as compared to a net unrealized gain before tax of $9.0 million at June 30, 2016. The net unrealized loss on the investment portfolio at June 30, 2017 as compared to the net unrealized gain at June 30, 2016 was due primarily to the higher interest rates at June 30, 2017 and the sale of more valuable municipal bonds in the first quarter of 2017. At June 30, 2017, the net unrealized loss position represented -0.3% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from June 30, 2017. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at June 30, 2017, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at June 30, 2017 shows a change in net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at June 30, 2017 is 3.4 years, the loan portfolio 1.8 years, the interest bearing deposit portfolio 2.2 years, and the borrowed funds portfolio 3.3 years.

The following table reflects the result of simulation analysis on the June 30, 2017 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+24.8%	+39.0%	+7.7%
+300	+18.4%	+28.6%	+6.0%
+200	+11.9%	+18.2%	+4.1%
+100	+5.6%	+7.9%	+2.0%
0	—	—	—
-100	-3.5%	-5.9%	-2.5%
-200	-6.9%	-11.6%	-10.0%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at June 30, 2017 are not considered to be excessive. The positive impact of +5.6% in net interest income and +7.9% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing counteracted by a lower level of expected residential mortgage activity.

In the second quarter of 2017, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of asset liquidity at June 30, 2017 as compared to December 31, 2016, the interest rate risk position at June 30, 2017 was similar to the interest rate risk position at December 31, 2016. As compared to December 31, 2016, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale increased by $76.6 million at June 30, 2017.

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

During the second quarter of 2017, average market interest rates increased on the short end of the yield curve while decreasing on the mid and long end of the curve. Overall, there was a flattening of the yield curve as compared to the second quarter of 2016 with rate increases within the three year maturity term and decreases further out on the yield curve.

As compared to the second quarter of 2016, the average two-year U.S. Treasury rate increased by 6 basis points from 1.24% to 1.30%, the average five year U.S. Treasury rate decreased by 14 basis points from 1.95% to 1.81% and the average ten year U.S. Treasury rate decreased by 19 basis points from 2.45% to 2.26%. The Company’s net interest spread for the second quarter of 2017 was 3.81% compared to 4.07% for the second quarter of 2016. The decline was due in large part to the increase in the cost of interest bearing liabilities. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2016’s second quarter has been consistent with its risk analysis at December 31, 2016.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 91% and 89% of the Company’s revenue for the second quarter of 2017 and 2016, respectively.

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

At June 30, 2017, the Company had a positive GAP position of approximately $1.50 billion or 21% of total assets out to three months and a positive cumulative GAP position of $1.38 billion or 19% of total assets out to 12 months; as compared to a positive GAP position of approximately $1.14 billion or 17% of total assets out to three months and a positive cumulative GAP position of $1.13 billion or 16% of total assets out to 12 months at December 31, 2016. The change in the positive GAP position at June 30, 2017 as compared to December 31, 2016, was due substantially to the higher amount of asset liquidity on the balance sheet including an increase in interest bearing balances. There was also an increase in the mix of variable rate loans from 66% of total loans to 68%. The change in the GAP position at June 30, 2017 as compared to December 31, 2016 is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

If interest rates increase by 100 basis points, the Company’s net interest income and net interest margin are expected to increase modestly due to assets repricing ahead of liabilities and the assumption of an increase in money market interest rates by 70% of the change in market interest rates.

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

GAP Analysis
June 30, 2017
(dollars in thousands)
Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non-sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$62,926	$84,330	$179,002	$95,815	$104,202	$526,275
Loans (1)(2)	3,641,000	445,628	1,093,594	684,244	169,892	6,034,358
Fed funds and other short-term investments	436,753	—	—	—	—	436,753
Other earning assets	60,869	—	—	—	—	60,869
Total	$4,201,548	$529,958	$1,272,596	$780,059	$274,094	$7,058,255	$186,272	$7,244,527

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$75,539	$226,616	$603,568	$603,569	$342,145	$1,851,437
Interest bearing transaction	320,414	—	42,398	42,398	—	405,210
Savings and money market	2,178,090	—	276,445	276,446	—	2,730,981
Time deposits	153,501	423,040	275,325	28,203	—	880,069
Customer repurchase agreements and fed funds purchased	74,362	—	—	—	—	74,362
Other borrowings	145,000	—	—	—	216,710	361,710
Total	$2,946,906	$649,656	$1,197,736	$950,616	$558,855	$6,303,769	$940,758	$7,244,527
GAP	$1,254,642	$(119,698)	$74,860	$(170,557)	$(284,761)	$754,486
Cumulative GAP	$1,254,642	$1,134,944	$1,209,804	$1,039,247	$754,486

Cumulative gap as percent of total assets	17.32%	15.67%	16.70%	14.35%	10.41%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$150,000	$—	$—	$(75,000)	$(75,000)	$—
Interest Rate Swaps - Fed Funds based	100,000	—	—	(100,000)	—	—
Total	$250,000	$—	$—	$(175,000)	$(75,000)	$—	$—	$—
GAP	$1,504,642	$(119,698)	$74,860	$(345,557)	$(359,761)	$754,486
Cumulative GAP	$1,504,642	$1,384,944	$1,459,804	$1,114,247	$754,486
Cumulative gap as percent of total assets	20.77%	19.12%	20.15%	15.38%	10.41%

(1)	Includes loans held for sale.

(2)	Nonaccrual loans are included in the over 60 months category.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At June 30, 2017 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 326% of total risk based capital. Construction, land and land development loans represent 106% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal policy limits for regulatory capital ratios that are in excess of well capitalized ratios.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50.0 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2017. There were no amounts outstanding under this credit facility at June 30, 2017, December 31, 2016, or June 30, 2016.

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

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which became applicable to the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures.

On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “Notes”). The Notes were offered to the public at par. The notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule.

The actual capital amounts and ratios for the Company and Bank as of June 30, 2017, December 31, 2016 and June 30, 2016 are presented in the table below.

	Company		Bank			To Be Well Capitalized Under
	Actual		Actual		Minimum Required For	Prompt Corrective
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Capital Adequacy Purposes	Action Regulations *
As of June 30, 2017
CET1 capital (to risk weighted aseets)	$795,860	11.18%	$916,262	12.91%	5.750%	6.5%
Total capital (to risk weighted assets)	1,077,010	15.13%	976,935	13.77%	9.250%	10.0%
Tier 1 capital (to risk weighted assets)	795,860	11.18%	916,262	12.91%	7.250%	8.0%
Tier 1 capital (to average assets)	795,860	11.61%	916,262	13.39%	5.000%	5.0%

As of December 31, 2016
CET1 capital (to risk weighted aseets)	$737,512	10.80%	$854,226	12.55%	5.125%	6.5%
Total capital (to risk weighted assets)	1,016,712	14.89%	913,100	13.41%	8.625%	10.0%
Tier 1 capital (to risk weighted assets)	737,512	10.80%	854,226	12.55%	6.625%	8.0%
Tier 1 capital (to average assets)	737,512	10.72%	854,226	12.44%	5.000%	5.0%

As of June 30, 2016
CET1 capital (to risk weighted assets)	$683,620	10.74%	$672,980	10.61%	5.125%	6.5%
Total capital (to risk weighted assets)	809,220	12.73%	729,360	11.49%	8.625%	10.0%
Tier 1 capital (to risk weighted assets)	683,620	10.74%	672,980	10.61%	6.625%	8.0%
Tier 1 capital (to average assets)	683,620	11.24%	672,980	11.08%	5.000%	5.0%

* Applies to Bank only.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At June 30, 2017 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

Non-GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	Three Months Ended	Twelve Months Ended	Three Months Ended
	June 30, 2017	December 31, 2016	June 30, 2016
Common shareholders’ equity	$902,675	$842,799	$788,628
Less: Intangible assets	(107,061)	(107,419)	(108,021)
Tangible common equity	$795,614	$735,380	$680,607

Book value per common share	$26.42	$24.77	$23.48
Less: Intangible book value per common share	(3.14)	(3.16)	(3.21)
Tangible book value per common share	$23.28	$21.61	$20.27

Total assets	$7,244,527	$6,890,096	$6,365,320
Less: Intangible assets	(107,061)	(107,419)	(108,021)
Tangible assets	$7,137,466	$6,782,677	$6,257,299
Tangible common equity ratio	11.15%	10.84%	10.88%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company did not maintain effective disclosure controls and procedures as of June 30, 2017 as a result of the material weakness in the Company’s internal control relating to income tax accounting, discussed below.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

Management assessed the Company’s system of internal control over financial reporting as of June 30, 2017. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control – Integrated Framework (2013).” Based on this assessment, management believes that the Company did not maintain effective internal control over financial reporting as of June 30, 2017 as a result of a material weakness in the Company’s internal control relating to income tax accounting, as discussed below.

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

Our enhanced review procedures and documentation standards were in place and operating during the second quarter of 2017. We are in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2017.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A – Risk Factors

There have been no material changes as of June 30, 2017 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

(i) Consolidated Balance Sheets at June 30, 2017, December 31, 2016 and June 30, 2016
(ii) Consolidated Statement of Operations for the three and six months ended June 30, 2017 and 2016
(iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016

(v)	Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016
(vi)	Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by Reference to Exhibit 4.2 to the Company’s Current report on Form 8-K filed on July 22, 2016.
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-211857) filed on June 6, 2016.
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(11)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(12)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017.
(14)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(15)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(17)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(18)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(19)	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(20)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(21)	Incorporated by reference to Exhibit 10.7 to the Company’s current Report on Form 8-K filed on February 6, 2017.
(22)	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(23)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(24) (25) (26)

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

EAGLE BANCORP, INC.

Date: August 9, 2017	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: August 9, 2017	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company