Form 10-Q
period 2017-09-30
EAGLE BANCORP INC
filed 2017-11-09
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒

Accelerated filer ☐

Non-accelerated filer ☐  (Do not mark if a smaller reporting company)

Smaller Reporting Company ☐

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2017, the registrant had 34,178,014 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

Assets	September 30, 2017	December 31, 2016	September 30, 2016
Cash and due from banks	$8,246	$10,285	$8,678
Federal funds sold	8,548	2,397	5,262
Interest bearing deposits with banks and other short-term investments	432,156	355,481	505,087
Investment securities available-for-sale, at fair value	556,026	538,108	430,668
Federal Reserve and Federal Home Loan Bank stock	30,980	21,600	19,920
Loans held for sale	25,980	51,629	78,118
Loans	6,084,204	5,677,893	5,481,975
Less allowance for credit losses	(62,967)	(59,074)	(56,864)
Loans, net	6,021,237	5,618,819	5,425,111
Premises and equipment, net	19,546	20,661	19,370
Deferred income taxes	45,432	48,220	41,065
Bank owned life insurance	61,238	60,130	59,747
Intangible assets, net	107,150	107,419	107,694
Other real estate owned	1,394	2,694	5,194
Other assets	75,723	52,653	56,218
Total Assets	$7,393,656	$6,890,096	$6,762,132

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,843,157	$1,775,684	$1,668,271
Interest bearing transaction	429,247	289,122	297,973
Savings and money market	2,818,871	2,902,560	2,802,519
Time, $100,000 or more	482,325	464,842	452,015
Other time	340,352	283,906	337,371
Total deposits	5,913,952	5,716,114	5,558,149
Customer repurchase agreements	73,569	68,876	71,642
Other short-term borrowings	200,000	—	50,000
Long-term borrowings	216,807	216,514	216,419
Other liabilities	55,346	45,793	50,283
Total Liabilities	6,459,674	6,047,297	5,946,493

Shareholders’ Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 34,174,009, 34,023,850, and 33,590,880, respectively	340	338	333
Warrant	—	—	946
Additional paid in capital	518,616	513,531	509,706
Retained earnings	415,975	331,311	305,594
Accumulated other comprehensive loss	(949)	(2,381)	(940)
Total Shareholders’ Equity	933,982	842,799	815,639
Total Liabilities and Shareholders’ Equity	$7,393,656	$6,890,096	$6,762,132

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income
Interest and fees on loans	$78,176	$69,869	$226,543	$202,002
Interest and dividends on investment securities	3,194	2,177	8,854	7,121
Interest on balances with other banks and short-term investments	991	376	2,084	856
Interest on federal funds sold	9	9	27	31
Total interest income	82,370	72,431	237,508	210,010
Interest Expense
Interest on deposits	7,233	4,840	19,466	13,513
Interest on customer repurchase agreements	58	39	136	115
Interest on short-term borrowings	164	383	441	727
Interest on long-term borrowings	2,979	2,441	8,937	4,515
Total interest expense	10,434	7,703	28,980	18,870
Net Interest Income	71,936	64,728	208,528	191,140
Provision for Credit Losses	1,921	2,288	4,884	9,219
Net Interest Income After Provision For Credit Losses	70,015	62,440	203,644	181,921

Noninterest Income
Service charges on deposits	1,626	1,431	4,641	4,303
Gain on sale of loans	2,173	3,009	6,740	8,464
Gain on sale of investment securities	11	1	542	1,123
Increase in the cash surrender value of bank owned life insurance	369	391	1,108	1,171
Other income	2,605	1,573	6,846	5,209
Total noninterest income	6,784	6,405	19,877	20,270
Noninterest Expense
Salaries and employee benefits	16,905	17,130	50,451	49,157
Premises and equipment expenses	3,846	3,786	11,613	11,419
Marketing and advertising	732	857	2,873	2,551
Data processing	2,019	1,879	6,057	5,716
Legal, accounting and professional fees	1,240	771	3,539	2,845
FDIC insurance	929	629	2,063	2,193
Other expenses	3,845	3,786	12,153	11,354
Total noninterest expense	29,516	28,838	88,749	85,235
Income Before Income Tax Expense	47,283	40,007	134,772	116,956
Income Tax Expense	17,409	15,484	50,109	44,966
Net Income	$29,874	$24,523	$84,663	$71,990

Earnings Per Common Share
Basic	$0.87	$0.73	$2.48	$2.14
Diluted	$0.87	$0.72	$2.47	$2.11

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Income	$29,874	$24,523	$84,663	$71,990

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	15	(907)	1,243	4,110
Reclassification adjustment for net gains included in net income	(7)	1	(340)	(674)
Total unrealized gain (loss) on investment securities	8	(906)	903	3,436
Unrealized gain (loss) on derivatives	347	1,756	1,350	(5,478)
Reclassification adjustment for amounts included in net income	(183)	(466)	(821)	911
Total unrealized gain (loss) on derivatives	164	1,290	529	(4,567)
Other comprehensive income (loss)	172	384	1,432	(1,131)
Comprehensive Income	$30,046	$24,907	$86,095	$70,859

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

						Accumulated
						Other	Total
	Common			Additional Paid	Retained	Comprehensive	Shareholders’
	Shares	Amount	Warrant	in Capital	Earnings	Income (Loss)	Equity

Balance January 1, 2017	34,023,850	$338	$—	$513,531	$331,311	$(2,381)	$842,799

Net Income	—	—	—	—	84,663	—	84,663
Other comprehensive gain, net of tax	—	—	—	—	—	1,432	1,432
Stock-based compensation expense	—	—	—	4,198	1	—	4,199
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	60,925	1	—	258	—	—	259
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(16,962)	1	—	(2)	—	—	(1)
Vesting of performance based stock awards, net of shares withheld for payroll taxes	3,589	—	—	—	—	—	—
Time based stock awards granted	91,097	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	11,510	—	—	631	—	—	631
Balance September 30, 2017	34,174,009	$340	$—	$518,616	$415,975	$(949)	$933,982

Balance January 1, 2016	33,467,893	$331	$946	$503,529	$233,604	$191	$738,601

Net Income	—	—	—	—	71,990	—	71,990
Other comprehensive loss, net of tax	—	—	—	—	—	(1,131)	(1,131)
Stock-based compensation expense	—	—	—	5,159	—	—	5,159
Issuance of common stock related to options exercised,	23,614	—	—	282	—	—	282
net of shares withheld for payroll taxes	—	—	—		—	—	—
Excess tax benefits realized from stock compensation	—	—	—	166	—	—	166
Vesting of time based stock awards issued at date of grant,	(17,556)	2	—	(2)	—	—	—
net of shares withheld for payroll taxes	—	—	—	—	—	—	—
Time based stock awards granted	104,775	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	12,154	—	—	572	—	—	572

Balance September 30, 2016	33,590,880	$333	$946	$509,706	$305,594	$(940)	$815,639

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net Income	$84,663	$71,990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	4,884	9,219
Depreciation and amortization	4,868	4,628
Gains on sale of loans	(6,740)	(8,464)
Securities premium amortization (discount accretion), net	2,799	3,412
Origination of loans held for sale	(481,917)	(606,213)
Proceeds from sale of loans held for sale	514,306	584,051
Net increase in cash surrender value of BOLI	(1,108)	(1,171)
Decrease (increase) deferred income tax benefit	1,293	(754)
Decrease in value of other real estate owned	—	200
Net loss (gain) on sale of other real estate owned	301	(657)
Net gain on sale of investment securities	(542)	(1,123)
Stock-based compensation expense	4,199	5,159
Net tax benefits from stock compensation	460	—
Excess tax benefits realized from stock compensation	—	(166)
Increase in other assets	(23,059)	(8,590)
Increase in other liabilities	9,553	13,035
Net cash provided by operating activities	113,960	64,556
Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks and short-term investments	—	784
Purchases of available for sale investment securities	(144,554)	(106,163)
Proceeds from maturities of available for sale securities	55,732	65,727
Proceeds from sale/call of available for sale securities	70,079	94,217
Purchases of Federal Reserve and Federal Home Loan Bank stock	(27,665)	(3,017)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	18,285	—
Net increase in loans	(408,447)	(491,720)
Proceeds from sale of other real estate owned	2,144	3,614
Bank premises and equipment acquired	(2,459)	(4,836)
Net cash used in investing activities	(436,885)	(441,394)
Cash Flows From Financing Activities:
Increase in deposits	197,838	399,705
Increase (decrease) in customer repurchase agreements	4,693	(714)
Increase in short-term borrowings	200,000	50,000
Increase in long-term borrowings	293	147,491
Proceeds from exercise of equity compensation plans	257	282
Excess tax benefits realized from stock compensation	—	166
Proceeds from employee stock purchase plan	631	572
Net cash provided by financing activities	403,712	597,502
Net Increase In Cash and Cash Equivalents	80,787	220,664
Cash and Cash Equivalents at Beginning of Period	368,163	298,363
Cash and Cash Equivalents at End of Period	$448,950	$519,027
Supplemental Cash Flows Information:
Interest paid	$31,257	$18,196
Income taxes paid	$52,800	$47,950
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$1,145	$2,500
Transfers from other real estate owned to loans	$—	$—

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

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

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

Loans Held for Sale

The Company regularly engages in sales of residential mortgage loans held for sale and the guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), and originated by the Bank. The Company has elected to carry loans held for sale at fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations.

The Company’s current practice is to sell residential mortgage loans held for sale on a servicing released basis, and, therefore, it has no intangible asset recorded in the normal course of business for the value of such servicing as of September 30, 2017, December 31, 2016 and September 30, 2016. The sale of the guaranteed portion of SBA loans on a servicing retained basis, in a transaction apart from the loan’s origination, gives rise to an excess servicing asset, which is computed on a loan by loan basis with the unamortized amount being included in intangible assets in the Consolidated Balance Sheets. This excess servicing asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other income in the Consolidated Statements of Operations.

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

The Company originates a small number of FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (“Ginnie Mae”) MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and generally retains the servicing rights. When servicing is retained on FHA loans securitized and sold, the Company computes an excess servicing asset on a loan by loan basis with the unamortized amount being included in intangible assets in the Consolidated Balance Sheets. Revenue represents gains from the sale of the Ginnie Mae securities and net revenues earned on the servicing of FHA loans securitizing the Ginnie Mae securities. The gains on Ginnie Mae securities include the realized and unrealized gains and losses on sales of FHA mortgage loans, as well as the changes in fair value of FHA interest rate lock commitments and FHA forward loan sale commitments. Revenue from servicing commercial FHA mortgages is recognized as earned based on the specific contractual terms of the underlying servicing agreements, along with amortization of and changes in impairment of mortgage servicing rights.

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

Higher Risk Lending – Revenue Recognition

The Company had occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entailed higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions were made through the Company’s subsidiary, ECV. This activity was limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding. ECV had three higher risk loan transactions outstanding as of September 30, 2017 and December 31, 2016, amounting to $9.5 million and $9.3 million, respectively.

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

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). Regarding Interest Rate Swap Derivatives, the Company has no fair value hedges, only cash flow hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same period(s) during which the hedged transaction affects earnings (i.e. the period when cash flows are exchanged between counterparties). For both fair value and cash flow hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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

Income Taxes

The Company employs the asset and liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at September 30, 2017, December 31, 2016, or September 30, 2016.

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

New Authoritative Accounting Guidance

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is substantially complete with its overall assessment of revenue streams and reviewing of related contracts potentially affected by the ASU including deposit related fees, sale of OREO, interchange fees, and other fee income. The Company’s assessment suggests that adoption of this ASU should not materially change the method in which we currently recognize revenue for these revenue streams. The Company is also substantially complete with its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). In addition, the Company is evaluating the ASU’s expanded disclosure requirements. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be material.

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

ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718).” ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance also requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (prior guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU 2016-09 was effective for the Company on January 1, 2017 and the adoption of this new standard (ASU 2016-09) resulted in a net $460 thousand, or $0.01 per basic common share, reduction to income tax expense for the nine months ended September 30, 2017.

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

ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” FASB issued this update in August 2016. Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” FASB issued this update in January 2017. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company expects to early adopt upon the next goodwill impairment test in 2017. ASU No. 2017-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)”. The Financial Accounting Standards Board issued this update in August 2017. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

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

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
September 30, 2017	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$179,100	$342	$1,524	$177,918
Residential mortgage backed securities	303,822	374	2,670	301,526
Municipal bonds	61,593	1,673	119	63,147
Corporate bonds	13,011	206	—	13,217
Other equity investments	218	—	—	218
	$557,744	$2,595	$4,313	$556,026

		Gross	Gross	Estimated
December 31, 2016	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$107,425	$519	$1,802	$106,142
Residential mortgage backed securities	329,606	324	3,691	326,239
Municipal bonds	94,607	1,723	400	95,930
Corporate bonds	9,508	82	11	9,579
Other equity investments	218	—	—	218
	$541,364	$2,648	$5,904	$538,108

In addition, at September 30, 2017, the Company held $31.0 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
September 30, 2017	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	32	$97,832	$1,101	$28,299	$423	$126,131	$1,524
Residential mortgage backed securities	113	198,670	1,523	55,920	1,147	254,590	2,670
Municipal bonds	5	13,301	119	—	—	13,301	119
	150	$309,803	$2,743	$84,219	$1,570	$394,022	$4,313

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2016	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	27	$88,991	$1,764	$3,768	$38	$92,759	$1,802
Residential mortgage backed securities	112	232,347	3,110	19,402	581	251,749	3,691
Municipal bonds	16	34,743	400	—	—	34,743	400
Corporate bonds	2	4,998	11	—	—	4,998	11
	157	$361,079	$5,285	$23,170	$619	$384,249	$5,904

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.5 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2017 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investments available-for-sale at September 30, 2017 and December 31, 2016 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$90,495	$89,503	$83,885	$82,548
After one year through five years	74,481	74,433	20,736	20,897
Five years through ten years	14,124	13,982	2,804	2,697
Residential mortgage backed securities	303,822	301,526	329,606	326,239
Municipal bonds maturing:
One year or less	2,537	2,586	1,056	1,070
After one year through five years	21,116	21,875	45,808	46,865
Five years through ten years	36,868	37,493	46,668	46,839
After ten years	1,072	1,193	1,075	1,156
Corporate bonds
After one year through five years	11,511	11,717	8,008	8,079
After ten years	1,500	1,500	1,500	1,500
Other equity investments	218	218	218	218
	$557,744	$556,026	$541,364	$538,108

For the nine months ended September 30, 2017, gross realized gains on sales of investments securities were $795 thousand and gross realized losses on sales of investment securities were $254 thousand. For the nine months ended September 30, 2016, gross realized gains on sales of investments securities were $1.3 million and gross realized losses on sales of investment securities were $202 thousand.

Proceeds from sales and calls of investment securities for the nine months ended September 30, 2017 were $70.1 million, and in 2016 were $94.2 million.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2017 was $459.9 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

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

At September 30, 2017 the Bank had mortgage banking derivative financial instruments with a notional value of $59.6 million related to its forward contracts as compared to $81.7 million at September 30, 2016. The fair value of these mortgage banking derivative instruments at September 30, 2017 was $63 thousand included in other assets and $36 thousand included in other liabilities as compared to $217 thousand included in other assets and $222 thousand included in other liabilities at September 30, 2016.

Included in other noninterest income for the three and nine months ended September 30, 2017 was a net gain of $71 thousand and a net gain of $335 thousand, relating to mortgage banking derivative instruments as compared to a net loss of $46 thousand and a net gain of $274 thousand for the three and nine months ended September 30, 2016. The amount included in other noninterest income for the three and nine months ended September 30, 2017 pertaining to its mortgage banking hedging activities was a net realized loss of $14 thousand and $912 thousand as compared to a net realized gain of $151 thousand and net unrealized loss of $156 thousand for the same periods in September 30, 2016.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at September 30, 2017, December 31, 2016, and September 30, 2016 are summarized by type as follows:

	September 30, 2017		December 31, 2016		September 30, 2016
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,244,184	20%	$1,200,728	21%	$1,130,042	21%
Income producing - commercial real estate	2,898,948	48%	2,509,517	44%	2,551,186	46%
Owner occupied - commercial real estate	749,580	12%	640,870	12%	590,427	11%
Real estate mortgage - residential	109,460	2%	152,748	3%	154,439	3%
Construction - commercial and residential*	915,493	15%	932,531	16%	838,137	15%
Construction - C&I (owner occupied)	55,828	1%	126,038	2%	104,676	2%
Home equity	101,898	2%	105,096	2%	106,856	2%
Other consumer	8,813	—	10,365	—	6,212	—
Total loans	6,084,204	100%	5,677,893	100%	5,481,975	100%
Less: allowance for credit losses	(62,967)		(59,074)		(56,864)
Net loans	$6,021,237		$5,618,819		$5,425,111

*Includes land loans.

Unamortized net deferred fees amounted to $23.3 million, $22.3 million, and $20.9 million at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

As of September 30, 2017 and December 31, 2016, the Bank serviced $176.5 million and $128.8 million, respectively, of FHA loans, SBA loans and other loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At September 30, 2017, owner occupied - commercial real estate and construction - C&I (owner occupied) represent approximately 13% of the loan portfolio. At September 30, 2017, non-owner occupied commercial real estate and real estate construction represented approximately 63% of the loan portfolio. The combined owner occupied and commercial real estate loans represent approximately 76% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 20% of the loan portfolio at September 30, 2017 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 2% of the loan portfolio at September 30, 2017 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 2% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 15 months. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.44 billion at September 30, 2017. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans are serviced by loan funded interest reserves and represent approximately 79% of the outstanding ADC loan portfolio at September 30, 2017. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

Allowance for Credit Losses

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income Producing -	Owner Occupied -	Real Estate	Construction -
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Three months ended September 30, 2017
Allowance for credit losses:
Balance at beginning of period	$14,225	$23,308	$4,189	$1,081	$16,727	$1,216	$301	$61,047
Loans charged-off	(522)	—	—	—	(39)	—	(32)	(593)
Recoveries of loans previously charged-off	407	30	—	2	146	1	6	592
Net loans (charged-off) recoveries	(115)	30	—	2	107	1	(26)	(1)
Provision for credit losses	(2,266)	(963)	1,273	(126)	4,052	(120)	71	1,921
Ending balance	$11,844	$22,375	$5,462	$957	$20,886	$1,097	$346	$62,967
Nine months ended September 30, 2017
Allowance for credit losses:
Balance at beginning of period	$14,700	$21,105	$4,010	$1,284	$16,487	$1,328	$160	$59,074
Loans charged-off	(659)	(1,470)	—	—	(39)	—	(98)	(2,266)
Recoveries of loans previously charged-off	675	80	2	5	491	4	18	1,275
Net loans charged-off	16	(1,390)	2	5	452	4	(80)	(991)
Provision for credit losses	(2,872)	2,660	1,450	(332)	3,947	(235)	266	4,884
Ending balance	$11,844	$22,375	$5,462	$957	$20,886	$1,097	$346	$62,967
As of September 30, 2017
Allowance for credit losses:
Individually evaluated for impairment	$3,246	$1,378	$1,005	$—	$2,900	$90	$81	$8,700
Collectively evaluated for impairment	8,598	20,997	4,457	957	17,986	1,007	265	54,267
Ending balance	$11,844	$22,375	$5,462	$957	$20,886	$1,097	$346	$62,967
Three months ended September 30, 2016
Allowance for credit losses:
Balance at beginning of period	$13,386	$19,072	$4,202	$1,061	$17,024	$1,556	$235	$56,536
Loans charged-off	(109)	(1,751)	—	—	—	(121)	(12)	(1,993)
Recoveries of loans previously charged-off	7	10	—	2	3	3	8	33
Net loans (charged-off) recoveries	(102)	(1,741)	—	2	3	(118)	(4)	(1,960)
Provision for credit losses	(523)	3,178	59	47	(513)	(69)	109	2,288
Ending balance	$12,761	$20,509	$4,261	$1,110	$16,514	$1,369	$340	$56,864
Nine months ended September 30, 2016
Allowance for credit losses:
Balance at beginning of period	$11,563	$14,122	$3,279	$1,268	$21,088	$1,292	$75	$52,687
Loans charged-off	(2,802)	(2,342)	—	—	—	(217)	(37)	(5,398)
Recoveries of loans previously charged-off	93	14	2	5	207	11	24	356
Net loans charged-off	(2,709)	(2,328)	2	5	207	(206)	(13)	(5,042)
Provision for credit losses	3,907	8,715	980	(163)	(4,781)	283	278	9,219
Ending balance	$12,761	$20,509	$4,261	$1,110	$16,514	$1,369	$340	$56,864
As of September 30, 2016
Allowance for credit losses:
Individually evaluated for impairment	$1,997	$1,714	$360	$—	$300	$—	$100	$4,471
Collectively evaluated for impairment	10,764	18,795	3,901	1,110	16,214	1,369	240	52,393
Ending balance	$12,761	$20,509	$4,261	$1,110	$16,514	$1,369	$340	$56,864

The Company’s recorded investments in loans as of September 30, 2017, December 31, 2016 and September 30, 2016 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Income Producing -	Owner occupied -	Real Estate	Construction -
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

September 30, 2017
Recorded investment in loans:
Individually evaluated for impairment	$8,309	$10,241	$6,570	$—	$7,728	$594	$92	$33,534
Collectively evaluated for impairment	1,235,875	2,888,707	743,010	109,460	963,593	101,304	8,721	6,050,670
Ending balance	$1,244,184	$2,898,948	$749,580	$109,460	$971,321	$101,898	$8,813	$6,084,204

December 31, 2016
Recorded investment in loans:
Individually evaluated for impairment	$10,437	$15,057	$2,093	$241	$6,517	$—	$126	$34,471
Collectively evaluated for impairment	1,190,291	2,494,460	638,777	152,507	1,052,052	105,096	10,239	5,643,422
Ending balance	$1,200,728	$2,509,517	$640,870	$152,748	$1,058,569	$105,096	$10,365	$5,677,893

September 30, 2016
Recorded investment in loans:
Individually evaluated for impairment	$12,448	$14,648	$2,517	$244	$4,878	$113	$—	$34,848
Collectively evaluated for impairment	1,117,594	2,536,538	587,910	154,195	937,935	106,743	6,212	5,447,127
Ending balance	$1,130,042	$2,551,186	$590,427	$154,439	$942,813	$106,856	$6,212	$5,481,975

At September 30, 2017, nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) and Virginia Heritage Bank (“Virginia Heritage”) have a carrying value of $476 thousand and $507 thousand, and an unpaid principal balance of $533 thousand and $1.5 million, respectively, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses.

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

The Company’s credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of September 30, 2017, December 31, 2016 and September 30, 2016.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans

September 30, 2017
Commercial	$1,204,850	$31,025	$8,309	$—	$1,244,184
Income producing - commercial real estate	2,861,346	27,361	10,241	—	2,898,948
Owner occupied - commercial real estate	720,693	22,317	6,570	—	749,580
Real estate mortgage – residential	108,797	663	—	—	109,460
Construction - commercial and residential	963,593	—	7,728	—	971,321
Home equity	100,618	686	594	—	101,898
Other consumer	8,719	2	92	—	8,813
Total	$5,968,616	$82,054	$33,534	$—	$6,084,204

December 31, 2016
Commercial	$1,160,185	$30,106	$10,437	$—	$1,200,728
Income producing - commercial real estate	2,489,407	5,053	15,057	—	2,509,517
Owner occupied - commercial real estate	630,827	7,950	2,093	—	640,870
Real estate mortgage – residential	151,831	676	241	—	152,748
Construction - commercial and residential	1,051,445	607	6,517	—	1,058,569
Home equity	103,484	1,612	—	—	105,096
Other consumer	10,237	2	126	—	10,365
Total	$5,597,416	$46,006	$34,471	$—	$5,677,893

September 30, 2016
Commercial	$1,099,894	$18,599	$11,549	$—	$1,130,042
Income producing - commercial real estate	2,527,318	9,220	14,648	—	2,551,186
Owner occupied - commercial real estate	577,925	10,399	2,103	—	590,427
Real estate mortgage – residential	153,515	680	244	—	154,439
Construction - commercial and residential	937,198	737	4,878	—	942,813
Home equity	105,126	1,617	113	—	106,856
Other consumer	6,209	3	—	—	6,212
Total	$5,407,185	$41,255	$33,535	$—	$5,481,975

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

The following table presents, by class of loan, information related to nonaccrual loans as of September 30, 2017, December 31, 2016 and September 30, 2016.

(dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016

Commercial	$3,242	$2,490	$2,986
Income producing - commercial real estate	880	10,539	10,098
Owner occupied - commercial real estate	6,570	2,093	2,103
Real estate mortgage - residential	301	555	562
Construction - commercial and residential	4,930	2,072	6,412
Home equity	594	—	113
Other consumer	92	126	—
Total nonaccrual loans (1)(2)	$16,609	$17,875	$22,274

(1)	Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $12.3 million at September 30, 2017, as compared to $7.9 million at December 31, 2016 and $2.9 million at September 30, 2016.

(2)	Gross interest income of $176 thousand and $802 thousand would have been recorded for the three and nine months ended September 30, 2017, if nonaccrual loans shown above had been current and in accordance with their original terms while interest actually recorded on such loans was $31 thousand and $56 thousand for the three and nine months ended September 30, 2017. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of September 30, 2017 and December 31, 2016.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans

September 30, 2017
Commercial	$401	$662	$3,242	$4,305	$1,239,879	$1,244,184
Income producing - commercial real estate	3,160	770	880	4,810	2,894,138	2,898,948
Owner occupied - commercial real estate	817	3,268	6,570	10,655	738,925	749,580
Real estate mortgage – residential	1,480	2,123	301	3,904	105,556	109,460
Construction - commercial and residential	197	—	4,930	5,127	966,194	971,321
Home equity	637	100	594	1,331	100,567	101,898
Other consumer	21	4	92	117	8,696	8,813
Total	$6,713	$6,927	$16,609	$30,249	$6,053,955	$6,084,204

December 31, 2016
Commercial	$1,634	$757	$2,490	$4,881	$1,195,847	$1,200,728
Income producing - commercial real estate	511	—	10,539	11,050	2,498,467	2,509,517
Owner occupied - commercial real estate	3,987	3,328	2,093	9,408	631,462	640,870
Real estate mortgage – residential	1,015	163	555	1,733	151,015	152,748
Construction - commercial and residential	360	1,342	2,072	3,774	1,054,795	1,058,569
Home equity	—	—	—	—	105,096	105,096
Other consumer	101	9	126	236	10,129	10,365
Total	$7,608	$5,599	$17,875	$31,082	$5,646,811	$5,677,893

September 30, 2016
Commercial	$1,173	$495	$2,986	$4,654	$1,125,388	$1,130,042
Income producing - commercial real estate	—	—	10,098	10,098	2,541,088	2,551,186
Owner occupied - commercial real estate	—	3,338	2,103	5,441	584,986	590,427
Real estate mortgage – residential	—	164	562	726	153,713	154,439
Construction - commercial and residential	—	—	6,412	6,412	936,401	942,813
Home equity	562	620	113	1,295	105,561	106,856
Other consumer	8	16	—	24	6,188	6,212
Total	$1,743	$4,633	$22,274	$28,650	$5,453,325	$5,481,975

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

The following table presents, by class of loan, information related to impaired loans for the periods ended September 30, 2017, December 31, 2016 and September 30, 2016.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average Recorded Investment		Interest Income Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

September 30, 2017
Commercial	$6,047	$2,363	$3,640	$6,003	$3,246	$5,977	$5,790	$31	$97
Income producing - commercial real estate	10,092	828	9,264	10,092	1,378	10,222	11,350	121	373
Owner occupied - commercial real estate	6,890	1,612	5,278	6,890	1,005	5,623	4,182	26	46
Real estate mortgage – residential	301	301	—	301	—	304	368	—	—
Construction - commercial and residential	4,930	1,534	3,396	4,930	2,900	4,808	3,736	—	14
Home equity	594	494	100	594	90	446	223	—	2
Other consumer	92	—	92	92	81	93	101	—	—
Total	$28,946	$7,132	$21,770	$28,902	$8,700	$27,473	$25,750	$178	$532

December 31, 2016
Commercial	$8,296	$2,532	$3,095	$5,627	$2,671	$12,620	$12,755	$79	$191
Income producing - commercial real estate	14,936	5,048	9,888	14,936	1,943	16,742	17,533	54	198
Owner occupied - commercial real estate	2,483	1,691	792	2,483	350	2,233	2,106	—	13
Real estate mortgage – residential	555	555	—	555	—	246	249	—	—
Construction - commercial and residential	2,072	1,535	537	2,072	522	5,091	5,174	—	—
Home equity	—	—	—	—	—	78	89	—	—
Other consumer	126	—	126	126	113	42	32	2	4
Total	$28,468	$11,361	$14,438	$25,799	$5,599	$37,052	$37,938	$135	$406

September 30, 2016
Commercial	$15,517	$2,370	$10,078	$12,448	$1,997	$12,838	$12,879	$54	$112
Income producing - commercial real estate	14,648	—	14,648	14,648	1,714	17,584	15,298	28	144
Owner occupied - commercial real estate	2,517	—	2,517	2,517	360	2,108	1,923	13	13
Real estate mortgage – residential	244	244	—	244	—	249	271	—	—
Construction - commercial and residential	4,878	4,340	538	4,878	300	5,146	6,542	—	—
Home equity	113	—	113	113	100	117	129	2	2
Other consumer	—	—	—	—	—	—	6	—	—
Total	$37,917	$6,954	$27,894	$34,848	$4,471	$38,042	$37,048	$97	$271

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of September 30, 2017, all performing TDRs were categorized as interest-only modifications.

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

The following table presents by class, the recorded investment of loans modified in a TDR during the three months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30, 2017
			Income Producing -	Owner Occupied -	Construction -
(dollars in thousands)	Number of Contracts	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate	Total
Troubled debt restructings

Restructured accruing	—	$(356)	$—	$(23)	$—	$(379)
Restructured nonaccruing	2	586	(560)	—	—	26
Total	2	$230	$(560)	$(23)	$—	$(353)

Specific allowance		$(185)	$(559)	$—	$—	$(744)

Restructured and subsequently defaulted		$—	$—	$—	$—	$—

	For the Three Months Ended September 30, 2016
			Income Producing -	Owner Occupied -	Construction -
(dollars in thousands)	Number of Contracts	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate	Total
Troubled debt restructings

Restructured accruing	1	$801	$—	$—	$—	$801
Restructured nonaccruing	—	—	—	—	—	—
Total	1	$801	$—	$—	$—	$801

Specific allowance		$363	$—	$—	$—	$363

Restructured and subsequently defaulted		$—	$—	$—	$—	$—

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company at September 30, 2017 and September 30, 2016.

	September 30, 2017
			Income Producing -	Owner Occupied -	Construction -
(dollars in thousands)	Number of Contracts	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate	Total
Troubled debt restructings

Restructured accruing	9	$2,761	$9,212	$320	$—	$12,293
Restructured nonaccruing	4	776	136	—	—	912
Total	13	$3,537	$9,348	$320	$—	$13,205

Specific allowance		$685	$1,341	$—	$—	$2,026

Restructured and subsequently defaulted		$237	$—	$—	$—	$237

	September 30, 2016
			Income Producing -	Owner Occupied -	Construction -
(dollars in thousands)	Number of Contracts	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate	Total
Troubled debt restructings

Restructured accruing	7	$1,725	$742	$414	$—	$2,881
Restructured nonaccruing	2	199	—	—	4,948	5,147
Total	9	$1,924	$742	$414	$4,948	$8,028

Specific allowance		$456	$—	$—	$—	$456

Restructured and subsequently defaulted		$—	$—	$—	$4,948	$4,948

The Company had thirteen TDR’s at September 30, 2017 totaling approximately $13.2 million. Nine of these loans, totaling approximately $12.3 million, are performing under their modified terms. During the nine months of 2017, there was one default on a $237 thousand restructured loan which was charged off, as compared to the same period in 2016, which had one default on a $5.0 million restructured loan. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. There were two nonperforming TDRs totaling $588 thousand reclassified to nonperforming loans during the nine months ended September 30, 2017. There was one nonperforming TDR totaling $5.0 million reclassified to nonperforming loans during the nine months ended September 30, 2016. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were two loans totaling $251 thousand modified in a TDR during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016 which had one loan totaling $801 thousand modified in a TDR.

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

As of September 30, 2017, the Company had three forward starting designated cash flow hedge interest rate swap transactions outstanding that had an aggregate notional amount of $250 million associated with the Company’s variable rate deposits. The net unrealized gain before income tax on the swaps was $167 thousand at September 30, 2017 compared to a net unrealized loss before income tax of $692 thousand at December 31, 2016. The net unrealized gain at September 30, 2017 compared to the net unrealized loss at December 31, 2016 is due to the increase in current market expectation of short term interest rates for the remaining term of the designated cash flow hedge interest rate swap.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company recognized an immaterial amount in earnings due to hedge ineffectiveness during both the nine month periods ended September 30, 2017 and September 30, 2016.

Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the quarter ended September 30, 2017, the Company reclassified $307 thousand related to designated cash flow hedge derivatives from accumulated other comprehensive income to interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $657 thousand will be reclassified as an increase in interest expense.

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

As of September 30, 2017, the aggregate fair value of all designated cash flow hedge derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our capital status) were in a net asset position of $167 thousand (none of these contracts were in a net liability position as of September 30, 2017). As of September 30, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $890 thousand against its obligations under these agreements. If the Company had breached any provisions under the agreements at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

The table below identifies the balance sheet category and fair values of the Company’s designated cash flow hedge derivative instruments as of September 30, 2017 and December 31, 2016.

	Swap	Notional		Balance Sheet
September 30, 2017	Number	Amount	Fair Value	Category	Receive Rate	Pay Rate	Maturity

(dollars in thousands)
Interest rate swap	(1)	$75,000	$116	Other Assets	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(24)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	75	Other Assets	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022
	Total	$250,000	$167

	Swap	Notional		Balance Sheet
December 31, 2016	Number	Amount	Fair Value	Category	Receive Rate	Pay Rate	Maturity

(dollars in thousands)
Interest rate swap	(1)	$75,000	$(197)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(514)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	19	Other Assets	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022
	Total	$250,000	$(692)

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the nine months ended September 30, 2017 and for the year ended December 31, 2016.

		Nine Months Ended September 30, 2017
		Effective Portion			Ineffective Portion
			Reclassified from AOCI		Recognized in Income
		Amount of	into income		on Derivatives
	Swap	Pre-tax gain (loss)		Amount of		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Category	Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$116	Interest Expense	$(338)	Other Expense	$—
Interest rate swap	(2)	(24)	Interest Expense	(525)	Other Expense	—
Interest rate swap	(3)	75	Interest Expense	(458)	Other Expense	(1)
	Total	$167		$(1,321)		$(1)

		Year Ended December 31, 2016
		Effective Portion			Ineffective Portion
			Reclassified from AOCI		Recognized in Income
		Amount of	into income		on Derivatives
	Swap	Pre-tax gain (loss)		Amount of		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Category	Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$(197)	Interest Expense	$(628)	Other Expense	$—
Interest rate swap	(2)	(514)	Interest Expense	(880)	Other Expense	—
Interest rate swap	(3)	19	Interest Expense	(747)	Other Expense	1
	Total	$(692)		$(2,255)		$1

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

Nine Months Ended September 30, 2017
Offsetting of Derivative Liabilities (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$24	$(75)	$(51)	$—	$(560)	$(611)
Counterparty 2	(116)	—	(116)	—	(330)	(446)
	$(92)	$(75)	$(167)	$—	$(890)	$(1,057)

Year Ended December 31, 2016
Offsetting of Derivative Liabilities (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$514	$(19)	$495	$—	$(380)	$115
Counterparty 2	197	—	197	—	(170)	27
	$711	$(19)	$692	$—	$(550)	$142

Note 7. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and nine months ended September 30, 2017 and 2016 is presented in the table below. There were no residential real estate loans in the process of foreclosure as of September 30, 2017. For the three and nine months ended September 30, 2017, proceeds on sale of OREO were $1.2 million and $2.1 million. For the three months ended September 30, 2017, there were two OREO properties with a total carrying value of $1.1 million were sold for a net gain of $60 thousand. For the nine months ended September 30, 2017, there were a total of three OREO properties sold for a net loss of $301 thousand.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016

Balance beginning of period	$1,394	$3,152	$2,694	$5,852
Real estate acquired from borrowers	1,145	2,500	1,145	2,500
Valuation allowance	—	—	—	(200)
Properties sold	(1,145)	(458)	(2,445)	(2,958)
Balance end of period	$1,394	$5,194	$1,394	$5,194

Note 8. Long-Term Borrowings

The following table presents information related to the Company’s long-term borrowings as of September 30, 2017, December 31, 2016 and September 30, 2016.

(dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016

Subordinated Notes, 5.75%	$70,000	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	150,000	150,000
Less: debt issuance costs	(3,193)	(3,486)	(3,581)
Long-term borrowings	$216,807	$216,514	$216,419

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

Note 9. Net Income per Common Share

The calculation of net income per common share for the three and nine months ended September 30, 2017 and 2016 was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2017	2016	2017	2016
Basic:
Net income	$29,874	$24,523	$84,663	$71,990
Average common shares outstanding	34,174	33,590	34,124	33,566
Basic net income per common share	$0.87	$0.73	$2.48	$2.14

Diluted:
Net income	$29,874	$24,523	$84,663	$71,990
Average common shares outstanding	34,174	33,590	34,124	33,566
Adjustment for common share equivalents	164	597	192	596
Average common shares outstanding-diluted	34,338	34,187	34,316	34,162
Diluted net income per common share	$0.87	$0.72	$2.47	$2.11

Anti-dilutive shares	—	8	—	8

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

In February 2017, the Company awarded senior officers a targeted number of 36,523 performance vested restricted stock units (PRSUs). The vesting of PRSUs is 100% after three years with payouts based on threshold, target or maximum average performance targets over the three year period relative to a peer index. There are three performance metrics: 1) average annual earnings per share growth; 2) average annual total shareholder return; and 3) average annual return on average assets. Each metric is measured against companies in the KBW Regional Banking Index.

The Company has unvested restricted stock awards and PRSU grants of 227,324 shares at September 30, 2017. Unrecognized stock based compensation expense related to restricted stock awards totaled $9.3 million at September 30, 2017. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.13 years. The following tables summarize the unvested restricted stock awards at September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017		2016
Perfomance Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at beginning	33,226	$42.60	—	$—
Issued	36,523	57.49	34,957	42.60
Forfeited	(3,097)	42.60	(1,731)	42.60
Vested	(4,314)	54.92	—	—
Unvested at end	62,338	$50.45	33,226	$42.60

	Nine Months Ended September 30,
	2017		2016
Time Vested Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at beginning	262,966	$33.60	369,093	$24.43
Issued	91,097	62.70	104,775	46.39
Forfeited	(1,477)	47.69	(7,815)	40.17
Vested	(187,600)	30.07	(195,738)	22.53
Unvested at end	164,986	$53.56	270,315	$33.87

Below is a summary of stock option activity for the nine months ended September 30, 2017 and 2016. The information excludes restricted stock units and awards.

	Nine Months Ended September 30,
	2017		2016
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning balance	216,859	$8.80	298,740	$9.97
Issued	—	—	3,000	49.49
Exercised	(64,420)	7.46	(24,458)	13.10
Forfeited	—	—	(1,100)	15.48
Expired	—	—	(6,637)	12.87
Ending balance	152,439	$9.36	269,545	$10.03

The following summarizes information about stock options outstanding at September 30, 2017. The information excludes restricted stock units and awards.

				Weighted-Average
Outstanding:		Stock Options	Weighted-Average	Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life
$5.76	$10.72	101,075	$5.76	1.26
$10.73	$11.40	41,389	10.84	0.77
$11.41	$24.86	3,225	22.79	6.02
$24.87	$49.91	6,750	47.83	8.37
		152,439	$9.36	1.54

Exercisable:		Stock Options	Weighted-Average
Range of Exercise Prices		Exercisable	Exercise Price
$5.76	$10.72	66,377	$5.76
$10.73	$11.40	41,389	10.84
$11.41	$24.86	2,065	23.18
$24.87	$49.91	750	49.49
		110,581	$8.28

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2016 and 2015. There were no grants of stock options during the nine months ended September 30, 2017.

	Nine Months Ended	Years Ended December 31,
	September 30, 2017	2016	2015
Expected volatility	n/a	24.23%	31.21%
Weighted-Average volatility	n/a	24.23%	31.21%
Expected dividends	—	—	—
Expected term (in years)	n/a	7.0	7.0
Risk-free rate	n/a	1.37%	1.64%
Weighted-average fair value (grant date)	n/a	$14.27	$16.73

The total intrinsic value of outstanding stock options was $8.8 million at September 30, 2017. The total intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 was $3.5 million and $855 thousand, respectively. The total fair value of stock options vested was $50 thousand and $45 thousand for the nine months ended September 30, 2017 and 2016, respectively. Unrecognized stock-based compensation expense related to stock options totaled $90 thousand at September 30, 2017. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.09 years.

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At September 30, 2017, the 2011 ESPP had 406,081 shares remaining for issuance.

Included in salaries and employee benefits in the accompanying Consolidated Statements of Operations, the Company recognized $4.2 million and $5.2 million in stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 11. Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended September 30, 2017
Net unrealized gain on securities available-for-sale	$25	$10	$15
Less: Reclassification adjustment for net gains included in net income	(11)	(4)	(7)
Total unrealized gain	14	6	8

Net unrealized gain on derivatives	557	210	347
Less: Reclassification adjustment for gain included in net income	(289)	(106)	(183)
Total unrealized gain	268	104	164

Other Comprehensive Income	$282	$110	$172

Three Months Ended September 30, 2016
Net unrealized loss on securities available-for-sale	$(1,512)	$(605)	$(907)
Less: Reclassification adjustment for net gains included in net income	1	—	1
Total unrealized loss	(1,511)	(605)	(906)

Net unrealized gain on derivatives	2,927	1,171	1,756
Less: Reclassification adjustment for losses included in net income	(777)	(311)	(466)
Total unrealized gain	2,150	860	1,290

Other Comprehensive Income	$639	$255	$384

Nine Months Ended September 30, 2017
Net unrealized gain on securities available-for-sale	$2,080	$837	$1,243
Less: Reclassification adjustment for net gains included in net income	(542)	(202)	(340)
Total unrealized gain	1,538	635	903

Net unrealized gain on derivatives	2,186	836	1,350
Less: Reclassification adjustment for gain included in net income	(1,308)	(487)	(821)
Total unrealized gain	878	349	529

Other Comprehensive Income	$2,416	$984	$1,432

Nine Months Ended September 30, 2016
Net unrealized gain on securities available-for-sale	$6,850	$2,740	$4,110
Less: Reclassification adjustment for net gains included in net income	(1,123)	(449)	(674)
Total unrealized gain	5,727	2,291	3,436

Net unrealized loss on derivatives	(9,132)	(3,654)	(5,478)
Less: Reclassification adjustment for losses included in net income	(1,519)	(608)	(911)
Total unrealized loss	(7,613)	(3,046)	(4,567)

Other Comprehensive Loss	$(1,886)	$(755)	$(1,131)

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the three and nine months ended September 30, 2017 and 2016.

	Securities		Accumulated Other
(dollars in thousands)	Available For Sale	Derivatives	Comprehensive (Loss) Income

Three Months Ended September 30, 2017
Balance at Beginning of Period	$(1,060)	$(61)	$(1,121)
Other comprehensive income before reclassifications	15	347	362
Amounts reclassified from accumulated other comprehensive loss	(7)	(183)	(190)
Net other comprehensive income during period	8	164	172
Balance at End of Period	$(1,052)	$103	$(949)

Three Months Ended September 30, 2016
Balance at Beginning of Period	$5,383	$(6,707)	$(1,324)
Other comprehensive (loss) income before reclassifications	(907)	1,756	849
Amounts reclassified from accumulated other comprehensive (loss) income	1	(466)	(465)
Net other comprehensive (loss) income during period	(906)	1,290	384
Balance at End of Period	$4,477	$(5,417)	$(940)

Nine Months Ended September 30, 2017
Balance at Beginning of Period	$(1,955)	$(426)	$(2,381)
Other comprehensive income before reclassifications	1,243	1,350	2,593
Amounts reclassified from accumulated other comprehensive loss	(340)	(821)	(1,161)
Net other comprehensive income during period	903	529	1,432
Balance at End of Period	$(1,052)	$103	$(949)

Nine Months Ended September 30, 2016
Balance at Beginning of Period	$1,041	$(850)	$191
Other comprehensive income (loss) before reclassifications	4,110	(5,478)	(1,368)
Amounts reclassified from accumulated other comprehensive (loss) income	(674)	911	237
Net other comprehensive income (loss) during period	3,436	(4,567)	(1,131)
Balance at End of Period	$4,477	$(5,417)	$(940)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2017 and 2016.

Details about Accumulated Other	Amount Reclassified from		Affected Line Item in
Comprehensive Income Components	Accumulated Other		the Statement Where
(dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three Months Ended September 30,
	2017	2016
Realized gain on sale of investment securities	$(11)	$(1)	Gain on sale of investment securities
Interest expense derivative deposits	(289)	(470)	Interest expense on deposits
Interest expense derivative borrowings	—	(306)	Interest expense on short-term borrowings
Income tax expense	110	311	Tax expense
Total Reclassifications for the Period	$(190)	$(466)	Net Income

Details about Accumulated Other	Amount Reclassified from		Affected Line Item in
Comprehensive Income Components	Accumulated Other		the Statement Where
(dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Nine Months Ended September 30,
	2017	2016
Realized gain on sale of investment securities	$(542)	$(1,123)	Gain on sale of investment securities
Interest expense derivative deposits	(1,308)	(952)	Interest expense on deposits
Interest expense derivative borrowings	—	(567)	Interest expense on short-term borrowings
Income tax expense	689	2,405	Tax expense
Total Reclassifications for the Period	$(1,161)	$(237)	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2017
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$177,918	$—	$177,918
Residential mortgage backed securities	—	301,526	—	301,526
Municipal bonds	—	63,147	—	63,147
Corporate bonds	—	11,717	1,500	13,217
Other equity investments	—	—	218	218
Loans held for sale	—	25,980	—	25,980
Mortgage banking derivatives	—	—	63	63
Interest rate swap derivatives	—	191	—	191
Total assets measured at fair value on a recurring basis as of September 30, 2017	$—	$580,479	$1,781	$582,260

Liabilities:
Mortgage banking derivatives	$—	$—	$36	$36
Interest rate swap derivatives	—	24	—	24
Total liabilities measured at fair value on a recurring basis as of September 30, 2017	$—	$24	$36	$60

December 31, 2016
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$106,142	$—	$106,142
Residential mortgage backed securities	—	326,239	—	326,239
Municipal bonds	—	95,930	—	95,930
Corporate bonds	—	8,079	1,500	9,579
Other equity investments	—	—	218	218
Loans held for sale	—	51,629	—	51,629
Mortgage banking derivatives	—	—	114	114
Total assets measured at fair value on a recurring basis as of December 31, 2016	$—	$588,019	$1,832	$589,851
Liabilities:
Mortgage banking derivatives	$—	$—	$55	$55
Interest rate swap derivatives	—	692	—	692
Total liabilities measured at fair value on a recurring basis as of December 31, 2016	$—	$692	$55	$747

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

Loans held for sale: The Company has elected to carry loans held for sale at fair value. This election reduces certain timing differences in the Consolidated Statement of Operations and better aligns with the management of the portfolio from a business perspective. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of residential mortgage loans are recorded as a component of noninterest income in the Consolidated Statements of Operations. Gains and losses on sales of FHA securities are recorded as a component of noninterest income in the Consolidated Statements of Operations. As such, the Company classifies loans subjected to fair value adjustments as Level 2 valuation.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate loans held for sale measured at fair value as of September 30, 2017 and December 31, 2016.

	September 30, 2017
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference

Residential mortgage loans held for sale	$25,980	$25,473	$507
FHA mortgage loans held for sale	$—	$—	$—

	December 31, 2016
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference

Residential mortgage loans held for sale	$51,629	$51,021	$608
FHA mortgage loans held for sale	$—	$—	$—

No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of September 30, 2017 or December 31, 2016.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2017	$1,718	$114	$1,832
Realized loss included in earnings - net mortgage banking derivatives	—	(51)	(51)
Purchases of available-for-sale securities	—	—	—
Principal redemption	—	—	—
Ending balance at September 30, 2017	$1,718	$63	$1,781

Liabilities:
Beginning balance at January 1, 2017	$—	$55	$55
Realized loss included in earnings - net mortgage banking derivatives	—	(19)	(19)
Principal redemption	—	—	—
Ending balance at September 30, 2017	$—	$36	$36

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2016	$219	$24	$243
Realized gain included in earnings - net mortgage banking derivatives	—	90	90
Purchases of available-for-sale securities	1,500	—	1,500
Principal redemption	(1)	—	(1)
Ending balance at December 31, 2016	$1,718	$114	$1,832

Liabilities:
Beginning balance at January 1, 2016	$—	$30	$30
Realized loss included in earnings - net mortgage banking derivatives	—	25	25
Principal redemption	—	—	—
Ending balance at December 31, 2016	$—	$55	$55

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

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2017
Impaired loans:
Commercial	$—	$—	$2,757	$2,757
Income producing - commercial real estate	—	—	8,714	8,714
Owner occupied - commercial real estate	—	—	5,885	5,885
Real estate mortgage - residential	—	—	301	301
Construction - commercial and residential	—	—	2,030	2,030
Home equity	—	—	504	504
Other consumer	—	—	11	11
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of September 30, 2017	$—	$—	$21,596	$21,596

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2016
Impaired loans:
Commercial	$—	$—	$2,956	$2,956
Income producing - commercial real estate	—	—	12,993	12,993
Owner occupied - commercial real estate	—	—	2,133	2,133
Real estate mortgage - residential	—	—	555	555
Construction - commercial and residential	—	—	1,550	1,550
Other consumer	—	—	13	13
Other real estate owned	—	—	2,694	2,694
Total assets measured at fair value on a nonrecurring basis as of December 31, 2016	$—	$—	$22,894	$22,894

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2017, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Federal Reserve and Federal Home Loan Bank stock: The carrying amounts approximate the fair values at the reporting date.

Loans held for sale: As the Company has elected the fair value option, the fair value of residential mortgage loans held for sale is the carrying value and is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics for residential mortgage loans held for sale since such loans are typically committed to be sold (servicing released) at a profit. The fair value of FHA loans held for sale is the carrying value and is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics for FHA loans held for sale since such loans are typically committed to be securitized and sold (servicing retained) at a profit.

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

The estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Assets
Cash and due from banks	$8,246	$8,246	$—	$8,246	$—
Federal funds sold	8,548	8,548	—	8,548	—
Interest bearing deposits with other banks	432,156	432,156	—	432,156	—
Investment securities	556,026	556,026	—	554,308	1,718
Federal Reserve and Federal Home Loan Bank stock	30,980	30,980	—	30,980	—
Loans held for sale	25,980	25,980	—	25,980	—
Loans, net	6,021,237	6,075,997	—	—	6,075,997
Bank owned life insurance	61,238	61,238	—	61,238	—
Annuity investment	11,591	11,591	—	11,591	—
Mortgage banking derivatives	63	63	—	—	63
Interst rate swap derivatives	191	191	—	191	—

Liabilities
Noninterest bearing deposits	1,843,157	1,843,157	—	1,843,157	—
Interest bearing deposits	3,248,118	3,248,118	—	3,248,118	—
Certificates of deposit	822,677	821,892	—	821,892	—
Customer repurchase agreements	73,569	73,569	—	73,569	—
Borrowings	416,807	448,768	—	448,768	—
Mortgage banking derivatives	36	36	—	—	36
Interest rate swap derivatives	24	24	—	24	—

December 31, 2016
Assets
Cash and due from banks	$10,285	$10,285	$—	$10,285	$—
Federal funds sold	2,397	2,397	—	2,397	—
Interest bearing deposits with other banks	355,481	355,481	—	355,481	—
Investment securities	538,108	538,108	—	536,390	1,718
Federal Reserve and Federal Home Loan Bank stock	21,600	21,600	—	21,600	—
Loans held for sale	51,629	51,629	—	51,629	—
Loans, net	5,618,819	5,624,084	—	—	5,624,084
Bank owned life insurance	60,130	60,130	—	60,130	—
Annuity investment	11,929	11,929	—	11,929	—
Mortgage banking derivatives	114	114	—	—	114

Liabilities
Noninterest bearing deposits	1,775,684	1,775,684	—	1,775,684	—
Interest bearing deposits	3,191,682	3,191,682	—	3,191,682	—
Certificates of deposit	748,748	745,985	—	745,985	—
Customer repurchase agreements	68,876	68,876	—	68,876	—
Borrowings	216,514	203,657	—	203,657	—
Mortgage banking derivatives	55	55	—	—	55
Interest rate swap derivatives	692	692	—	692	—

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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance in 2013 carriers totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. For the quarter ended September 30, 2017, the annuity contracts accrued $54 thousand of income, which was included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $11.6 million at September 30, 2017 and is included in other assets on the Consolidated Balance Sheet. For the three and nine months ended September 30, 2017, the Company recorded benefit expense accruals of $103 thousand and $308 thousand, for this post retirement benefit.

Upon death of a named executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively finance payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

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

The Bank offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Bank emphasizes providing commercial banking services to sole proprietors, small, and medium sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. The Company originates a small number of FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (“Ginnie Mae”) MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and generally retains the servicing rights. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages OREO assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with third parties. ECV, a subsidiary of the Company, had provided subordinated financing for the acquisition, development and/or construction of real estate projects. ECV lending involves higher levels of risk, together with commensurate expected returns.

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

RESULTS OF OPERATIONS

Earnings Summary

For the three months ended September 30, 2017, net income was $29.9 million, a 22% increase over the $24.5 million net income for the three months ended September 30, 2016. Net income per basic common share for the three months ended September 30, 2017 was $0.87 compared to $0.73 for the same period in 2016, a 19% increase. Net income per diluted common share for the three months ended September 30, 2017 was $0.87 compared to $0.72 for the same period in 2016, a 21% increase.

For the nine months ended September 30, 2017, the Company’s net income was $84.7 million, an 18% increase over the $72.0 million for the same period in 2016. Net income per basic common share for the nine months ended September 30, 2017 was $2.48 compared to $2.14 for the same period in 2016, a 16% increase. Net income per diluted common share for the nine months ended September 30, 2017 was $2.47 compared to $2.11 for the same period in 2016, a 17% increase.

The increase in net income for the three months ended September 30, 2017 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 11% over the same period in 2016. Net interest income grew 11% for the three months ended September 30, 2017 as compared to the same period in 2016 due to average earning asset growth of 10%.

For the three months ended September 30, 2017, the Company reported an annualized ROAA of 1.66% as compared to 1.50% for the three months ended September 30, 2016. The annualized ROACE for the three months ended September 30, 2017 was 12.86%, as compared to 12.04% for the three months ended September 30, 2016.

The increase in net income for the nine months ended September 30, 2017 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 8% over the same period in 2016. Net interest income grew 9% for the nine months ended September 30, 2017 as compared to the same period in 2016 due to average earning asset growth of 12%.

For the nine months ended September 30, 2017, the Company reported an annualized ROAA of 1.63% as compared to 1.54% for the nine months ended September 30, 2016. The annualized ROACE for the nine months ended September 30, 2017 was 12.71%, as compared to 12.27% for the nine months ended September 30, 2016. The higher ratios are due to increased earnings.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, increased 3 basis points from 4.11% for the three months ended September 30, 2016 to 4.14% for the three months ended September 30, 2017. Average earning asset yields were 4.74% for the three months ended September 30, 2017 and 4.60% for the same period in 2016. The average cost of interest bearing liabilities increased by 20 basis points (to 0.97% from 0.77%) for the three months ended September 30, 2017 as compared to the same period in 2016. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 6 basis points for the three months ended September 30, 2017 as compared to 2016 (3.77% versus 3.83%).

The benefit of noninterest sources funding earning assets increased by 9 basis points to 37 basis points from 28 basis points for the three months ended September 30, 2017 versus the same period in 2016. The combination of a 6 basis point decrease in the net interest spread and a 9 basis point increase in the value of noninterest sources resulted in the 3 basis point increase in the net interest margin for the three months ended September 30, 2017 as compared to the same period in 2016. The net interest margin was positively impacted by one basis point in the three months ended September 30, 2017 as a result of $214 thousand in amortization of the credit mark established in connection with the 2014 merger of Virginia Heritage Bank into EagleBank (the “Merger”). The net interest margin was positively impacted by two basis points in the three months ended September 30, 2016 as a result of $384 thousand in amortization of the credit mark adjustment from the Merger.

The net interest margin decreased 9 basis points from 4.23% for the nine months ended September 30, 2016 to 4.14% for the nine months ended September 30, 2017. Average earning asset yields were 4.72% for the nine months ended September 30, 2017 and 4.65% for the same period in 2016. The average cost of interest bearing liabilities increased by 28 basis points (to 0.93% from 0.65%) for the nine months ended September 30, 2017 as compared to the same period in 2016. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 21 basis points for the nine months ended September 30, 2017 as compared to 2016 (3.79% versus 4.00%).

The benefit of noninterest sources funding earning assets increased by 12 basis points to 35 basis points from 23 basis points for the nine months ended September 30, 2017 versus the same period in 2016. The combination of a 21 basis point decrease in the net interest spread and a 12 basis point increase in the value of noninterest sources resulted in the 9 basis point decrease in the net interest margin for the nine months ended September 30, 2017 as compared to the same period in 2016. The net interest margin was positively impacted by three basis points in the nine months ended September 30, 2017 as a result of $1.7 million in amortization of the credit mark established in connection with the Merger. The net interest margin was positively impacted by two basis points in the nine months ended September 30, 2016 as a result of $1.1 million in amortization of the credit mark adjustment from the Merger.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 91% of the Company’s total revenue for the nine months ended September 30, 2017.

For the first nine months of 2017, total loans grew 7% over December 31, 2016, and averaged 11% higher for the nine months ended September 30, 2017 as compared to the same period in 2016. For the first nine months of 2017, total deposits increased 4% over December 31, 2016, and averaged 9% higher for the nine months ended September 30, 2017 compared with the same period in 2016.

In order to fund growth in average loans of 11% over the nine months ended September 30, 2017 as compared to the same period in 2016, as well as sustain significant liquidity, the Company has relied on both core deposit growth and wholesale deposits. The major component of the growth in core deposits has been growth in noninterest bearing accounts primarily as a result of effectively building new and enhanced client relationships.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, were 87.0% of average earning assets for the nine months ended September 30, 2017 and 87.2% for the same period in 2016. For the nine months ended September 30, 2017, as compared to the same period in 2016, average loans, excluding loans held for sale, increased $596.1 million, an 11% increase. The increase in average loans for the nine months ended September 30, 2017 as compared to the same period in 2016 is primarily attributable to growth in income producing - commercial real estate, commercial and industrial, and owner occupied – commercial real estate. Average investment securities for both the nine month periods ended September 30, 2017 and 2016 amounted to 8% of average earning assets. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 5% of average earning assets for both the first nine months of 2017 and 2016. On an average basis, the combination of federal funds sold, interest bearing deposits with other banks and loans held for sale increased $19.8 million for the nine months ended September 30, 2017 as compared to the same period in 2016.

The provision for credit losses was $1.9 million for the three months ended September 30, 2017 as compared to $2.3 million for the three months ended September 30, 2016. The lower provisioning in the third quarter of 2017, as compared to the third quarter of 2016, is primarily due to lower net charge-offs and to overall improved asset quality. Net charge-offs of $2 thousand in the third quarter of 2017 represented an annualized 0.00% of average loans, excluding loans held for sale, as compared to $2.0 million, or an annualized 0.14% of average loans, excluding loans held for sale, in the third quarter of 2016. Net charge-offs in the third quarter of 2017 were attributable primarily to net charge-offs in commercial and industrial loans ($114 thousand) offset by net recoveries in construction - commercial and residential ($106 thousand).

At September 30, 2017 the allowance for credit losses represented 1.03% of loans outstanding, as compared to 1.04% at both December 31, 2016 and September 30, 2016. The decrease in the allowance for credit losses as a percentage of total loans at September 30, 2017, as compared to September 30, 2016, is the result of continuing improvement in historical losses. The allowance for credit losses represented 379% of nonperforming loans at September 30, 2017, as compared to 330% at December 31, 2016, and 255% at September 30, 2016.

Total noninterest income for the three months ended September 30, 2017 increased to $6.8 million from $6.4 million for the three months ended September 30, 2016, a 6% increase, due substantially to income of $780 thousand on the origination, securitization, servicing and sale of FHA Multifamily-Backed GNMA securities in the third quarter of 2017, offset by lower sales of residential mortgage loans and the resulting gains on the sale of these loans (gain of $1.8 million for the third quarter of 2017 versus $2.9 million for the same period in 2016). There was no revenue related to FHA Multifamily-Backed GNMA securities in the third quarter of 2016. The portfolio sale of $37.0 million in residential mortgages out of the loan portfolio resulted in $168 thousand in revenue during the third quarter of 2017. There was no income related to portfolio sales of residential mortgages out of the loan portfolio during the third quarter of 2016. The sale of the guaranteed portion on SBA loans resulted in $390 thousand in revenue during the third quarter of 2017 compared to $101 thousand for the same period in 2016. Other loan income was $771 thousand for the third quarter of 2017 compared to $632 thousand for the same period in 2016. Residential mortgage loans closed were $135 million for the third quarter of 2017 versus $276 million for the third quarter of 2016. Excluding gains on sales of investment securities, noninterest income was $6.8 million in the third quarter of 2017 as compared to $6.4 million for the third quarter of 2016, an increase of 6%.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 37.49% for the third quarter of 2017, as compared to 40.54% for the third quarter of 2016. Noninterest expenses totaled $29.5 million for the three months ended September 30, 2017, as compared to $28.8 million for the three months ended September 30, 2016, a 2% increase. Legal, accounting, and professional fees increased by $469 thousand primarily due to general bank consulting projects. FDIC insurance premiums increased by $300 thousand primarily due to a larger assessment base. Salaries and benefits expenses decreased $225 thousand due primarily to a decrease in employee benefit costs due to the prior year acceleration of restricted stock awards, offset by merit increases.

The provision for credit losses was $4.9 million for the nine months ended September 30, 2017 as compared to $9.2 million for the nine months ended September 30, 2016. The lower provisioning in the first nine months of 2017, as compared to the first nine months of 2016, is due to a combination of lower net charge-offs, lower loan growth, as net loans increased $406.3 million during the first nine months of 2017, as compared to an increase of $483.6 million during the same period in 2016, and to overall improved asset quality. Net charge-offs of $991 thousand in the first nine months of 2017 represented an annualized 0.02% of average loans, excluding loans held for sale, as compared to $5.0 million or an annualized 0.13% of average loans, excluding loans held for sale, in the first nine months of 2016. Net charge-offs in the first nine months of 2017 were attributable primarily to commercial real estate loans.

Total noninterest income for the nine months ended September 30, 2017 was $19.9 million as compared to $20.3 million for the nine months ended September 30, 2016, a 2% decrease. This was primarily due to fewer sales of SBA and residential mortgage loans resulting in a $785 thousand and $939 thousand decreased gain on the sale of these loans, respectively, and a $581 thousand decreased gain on sale of securities, offset by revenue associated with the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities of $1.5 million and a $338 thousand increase in service charges on deposits. The portfolio sale of $37.0 million in residential mortgages out of the loan portfolio resulted in $168 thousand in revenue during the nine months ended September 30, 2017. There was no income related to portfolio sales of residential mortgages out of the loan portfolio for the same period in 2016. Excluding investment securities net gains, total noninterest income was $19.3 million for the nine months ended September 30, 2017, as compared to $19.1 million for the same period in 2016, a 1% increase.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 38.86% for the nine months ended September 30, 2017 as compared to 40.32% for the same period in 2016. Noninterest expenses totaled $88.7 million for the nine months ended September 30, 2017, as compared to $85.2 million for the nine months ended September 30, 2016, a 4% increase. Cost increases for salaries and benefits were $1.3 million, due primarily to increased merit and incentive compensation, offset by a decrease in employee benefit costs due to the prior year acceleration of restricted stock awards. Marketing and advertising increased by $322 thousand due to costs associated with digital and print advertising and sponsorships. Data processing increased by $341 thousand due primarily to increased vendor fees associated with higher volumes and rates. Legal, accounting and professional fees increased by $694 thousand primarily due to enhanced IT risk management and general bank consulting projects. Other expenses increased $799 thousand primarily due to higher broker fees.

The ratio of common equity to total assets increased to 12.63% at September 30, 2017 from 12.06% at September 30, 2016, due primarily to an increase of $110.4 million in retained earnings. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the three months ended September 30, 2017, net interest income increased 11% over the same period for 2016. Average loans increased by $523.7 million and average deposits increased by $474.1 million. The net interest margin was 4.14% for the three months ended September 30, 2017, as compared to 4.11% for the same period in 2016. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

For the nine months ended September 30, 2017, net interest income increased 9% over the same period for 2016. Average loans increased by $596.1 million and average deposits increased by $456.0 million. The net interest margin was 4.14% for the nine months ended September 30, 2017, as compared to 4.23% for the same period in 2016. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

The tables below present the average balances and rates of the major categories of the Company’s assets and liabilities for the three and nine months ended September 30, 2017 and 2016. Included in the tables are a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$331,194	$991	1.19%	$338,521	$376	0.44%
Loans held for sale (1)	37,146	350	3.77%	66,791	586	3.51%
Loans (1)(2)	5,946,411	77,826	5.19%	5,422,677	69,283	5.08%
Investment securities available for sale (2)	576,423	3,194	2.20%	429,207	2,177	2.02%
Federal funds sold	6,439	9	0.55%	9,115	9	0.39%
Total interest earning assets	6,897,613	82,370	4.74%	6,266,311	72,431	4.60%

Total noninterest earning assets	292,891			281,784
Less: allowance for credit losses	61,735			55,821
Total noninterest earning assets	231,156			225,963
TOTAL ASSETS	$7,128,769			$6,492,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$406,923	$506	0.49%	$269,230	$193	0.29%
Savings and money market	2,663,762	4,211	0.63%	2,641,863	2,976	0.45%
Time deposits	866,595	2,516	1.15%	784,834	1,671	0.85%
Total interest bearing deposits	3,937,280	7,233	0.73%	3,695,927	4,840	0.52%
Customer repurchase agreements	73,345	58	0.31%	73,749	39	0.21%
Other short-term borrowings	54,840	164	1.17%	50,013	383	3.00%
Long-term borrowings	216,774	2,979	5.38%	176,321	2,441	5.42%
Total interest bearing liabilities	4,282,239	10,434	0.97%	3,996,010	7,703	0.77%

Noninterest bearing liabilities:
Noninterest bearing demand	1,890,673			1,657,907
Other liabilities	34,364			28,384
Total noninterest bearing liabilities	1,925,037			1,686,291

Shareholders’ equity	921,493			809,973
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,128,769			$6,492,274

Net interest income		$71,936			$64,728
Net interest spread			3.77%			3.83%
Net interest margin			4.14%			4.11%
Cost of funds			0.60%			0.49%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $4.7 million and $4.1 million for the three months ended September 30, 2017 and 2016, respectively.
(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$290,366	$2,084	0.96%	$254,348	$856	0.45%
Loans held for sale (1)	34,925	1,020	3.89%	47,786	1,288	3.59%
Loans (1)(2)	5,849,832	225,523	5.15%	5,253,742	200,714	5.10%
Investment securities available for sale (2)	541,378	8,854	2.19%	462,408	7,121	2.06%
Federal funds sold	6,163	27	0.59%	9,550	31	0.43%
Total interest earning assets	6,722,664	237,508	4.72%	6,027,834	210,010	4.65%

Total noninterest earning assets	292,700			280,220
Less: allowance for credit losses	60,416			55,187
Total noninterest earning assets	232,284			225,033
TOTAL ASSETS	$6,954,948			$6,252,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$366,521	$1,081	0.39%	$234,481	$445	0.25%
Savings and money market	2,677,777	12,171	0.61%	2,656,638	8,324	0.42%
Time deposits	795,884	6,214	1.04%	764,099	4,744	0.83%
Total interest bearing deposits	3,840,182	19,466	0.68%	3,655,218	13,513	0.49%
Customer repurchase agreements	70,702	136	0.26%	71,973	115	0.21%
Other short-term borrowings	58,797	441	0.99%	38,873	727	2.46%
Long-term borrowings	216,675	8,937	5.44%	105,005	4,515	5.65%
Total interest bearing liabilities	4,186,356	28,980	0.93%	3,871,069	18,870	0.65%

Noninterest bearing liabilities:
Noninterest bearing demand	1,841,645			1,570,586
Other liabilities	36,130			27,713
Total noninterest bearing liabilities	1,877,775			1,598,299

Shareholders’ equity	890,817			783,499
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,954,948			$6,252,867

Net interest income		$208,528			$191,140
Net interest spread			3.79%			4.00%
Net interest margin			4.14%			4.23%
Cost of funds			0.58%			0.42%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $12.9 million and $11.7 million for the nine months ended September 30, 2017 and 2016, respectively.
(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

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

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside loan review consultant, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption “Critical Accounting Policies” for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table at page 60, which reflects activity in the allowance for credit losses.

During the three months ended September 30, 2017, the allowance for credit losses increased $1.9 million, reflecting $1.9 million in provision for credit losses and $2 thousand in net charge-offs during the period. The provision for credit losses was $1.9 million for the three months ended September 30, 2017 as compared to $2.3 million for the same period in 2016. The lower provisioning in the third quarter of 2017, as compared to the third quarter of 2016, is primarily due to lower net charge-offs and to overall improved asset quality. Net charge-offs of $2 thousand in the third quarter of 2017 represented an annualized 0.00% of average loans, excluding loans held for sale, as compared to $2.0 million, or an annualized 0.14% of average loans, excluding loans held for sale, in the third quarter of 2016.

During the nine months ended September 30, 2017, the allowance for credit losses increased $3.9 million, reflecting $4.9 million in provision for credit losses and $991 thousand in net charge-offs during the period. The provision for credit losses was $4.9 million for the nine months ended September 30, 2017 as compared to $9.2 million for the nine months ended September 30, 2016. The lower provisioning in the first nine months of 2017, as compared to the first nine months of 2016, is due to a combination of lower net-charge-offs, lower loan growth, as net loans increased $406.3 million during the first nine months of 2017, as compared to an increase of $483.6 million during the same period in 2016, and to overall improved asset quality. Net charge-offs of $991 thousand in the first nine months of 2017 represented an annualized 0.02% of average loans, excluding loans held for sale, as compared to $5.0 million or an annualized 0.13% of average loans, excluding loans held for sale, in the first nine months of 2016.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Balance at beginning of period	$59,074	$52,687
Charge-offs:
Commercial	659	2,802
Income producing - commercial real estate	1,470	2,342
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	39	—
Construction - C&I (owner occupied)	—	—
Home equity	—	217
Other consumer	98	37
Total charge-offs	2,266	5,398

Recoveries:
Commercial	675	93
Income producing - commercial real estate	80	14
Owner occupied - commercial real estate	2	2
Real estate mortgage - residential	5	5
Construction - commercial and residential	491	207
Construction - C&I (owner occupied)	—	—
Home equity	4	11
Other consumer	18	24
Total recoveries	1,275	356
Net charge-offs	991	5,042
Provision for Credit Losses	4,884	9,219
Balance at end of period	$62,967	$56,864

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.13%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2017		December 31, 2016		September 30, 2016
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$11,844	20%	$14,700	21%	$12,761	21%
Income producing - commercial real estate	22,375	48%	21,105	44%	20,509	46%
Owner occupied - commercial real estate	5,462	12%	4,010	12%	4,261	11%
Real estate mortgage - residential	957	2%	1,284	3%	1,110	3%
Construction - commercial and residential	19,686	15%	15,002	16%	14,681	15%
Construction - C&I (owner occupied)	1,200	1%	1,485	2%	1,833	2%
Home equity	1,097	2%	1,328	2%	1,369	2%
Other consumer	346	—	160	—	340	—
Total allowance	$62,967	100%	$59,074	100%	$56,864	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of TDRs, and OREO, totaled $18.0 million at September 30, 2017 representing 0.24% of total assets, as compared to $20.6 million of nonperforming assets, or 0.30% of total assets, at December 31, 2016 and $27.5 million of nonperforming assets, or 0.41% of total assets, at September 30, 2016. The Company had no accruing loans 90 days or more past due at September 30, 2017, December 31, 2016 or September 30, 2016. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.03% of total loans at September 30, 2017, is adequate to absorb potential credit losses within the loan portfolio at that date.

Included in nonperforming assets are loans that the Company considers to be impaired. Impaired loans are defined as those as to which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a TDR that have not shown a period of performance as required under applicable accounting standards. Valuation allowances for those loans determined to be impaired are evaluated in accordance with ASC Topic 310—”Receivables,” and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan is determined by current appraised value less estimated costs to sell the underlying collateral, which may be adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi-unit real estate project may indicate the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans are updated on a not less than annual basis.

Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower’s request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had thirteen TDR’s at September 30, 2017 totaling approximately $13.2 million. Nine of these loans, totaling approximately $12.3 million, are performing under their modified terms. During the nine months of 2017, there was one default on a $237 thousand restructured loan which was charged off, as compared to the same period in 2016, which had one default on a $5.0 million restructured loan. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. There were two nonperforming TDRs totaling $588 thousand reclassified to nonperforming loans during the nine months ended September 30, 2017. There was one nonperforming TDR totaling $5.0 million reclassified to nonperforming loans during the nine months ended September 30, 2016. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were two loans totaling $251 thousand modified in a TDR during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016 which had one loan totaling $801 thousand modified in a TDR.

Total nonperforming loans amounted to $16.6 million at September 30, 2017 (0.27% of total loans), compared to $17.9 million at December 31, 2016 (0.31% of total loans) and $22.3 million at September 30, 2016 (0.41% of total loans). The decrease in the ratio of nonperforming loans to total loans at September 30, 2017 as compared to September 30, 2016 was due to a decrease in the level of nonperforming loans.

Included in nonperforming assets at September 30, 2017 was $1.4 million of OREO, consisting of one foreclosed property. The Company had three foreclosed properties with a net carrying value of $2.7 million at December 31, 2016 and three foreclosed properties with a net carrying value of $5.2 million at September 30, 2016. OREO properties are carried at fair value less estimated costs to sell. It is the Company’s policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first nine months of 2017, three foreclosed properties with a net carrying value of $2.5 million were sold for a net loss of $301 thousand. The decrease in OREO for the nine months ended September 30, 2017, as compared to the same period in 2016 is due to the sale of two OREO properties.

The following table shows the amounts of nonperforming assets at the dates indicated.

	September 30,		December 31,
(dollars in thousands)	2017	2016	2016
Nonaccrual Loans:
Commercial	$3,242	$2,986	$2,521
Income producing - commercial real estate	880	10,098	10,508
Owner occupied - commercial real estate	6,570	2,103	2,093
Real estate mortgage - residential	301	562	555
Construction - commercial and residential	4,930	6,412	2,072
Construction - C&I (owner occupied)	—	—	—
Home equity	594	113	—
Other consumer	92	—	126
Accrual loans-past due 90 days	—	—	—
Total nonperforming loans (1)	16,609	22,274	17,875
Other real estate owned	1,394	5,194	2,694
Total nonperforming assets	$18,003	$27,468	$20,569

Coverage ratio, allowance for credit losses to total nonperforming loans	379.11%	255.29%	330.49%
Ratio of nonperforming loans to total loans	0.27%	0.41%	0.31%
Ratio of nonperforming assets to total assets	0.24%	0.41%	0.30%

(1)	Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There were two loans totaling $588 thousand that migrated from performing TDRs during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 where there was one loan totaling $5.0 million that migrated from performing TDR.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At September 30, 2017, there were $18.8 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $18.8 million in potential problem loans at September 30, 2017 compared to $16.9 million at December 31, 2016, and $8.7 million at September 30, 2016. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company’s loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, loan servicing income, income from BOLI and other income.

Total noninterest income for the three months ended September 30, 2017 increased to $6.8 million from $6.4 million for the three months ended September 30, 2016, a 6% increase, due substantially to income of $780 thousand on the origination, securitization, servicing and sale of FHA Multifamily-Backed GNMA securities in the third quarter of 2017, offset by lower sales of residential mortgage loans and the resulting gains on the sale of these loans (gain of $1.8 million for the third quarter of 2017 versus $2.9 million for the same period in 2016). There was no income related to FHA Multifamily-Backed GNMA securities in the third quarter of 2016. The portfolio sale of $37.0 million in residential mortgages out of the loan portfolio resulted in $168 thousand in revenue during the third quarter of 2017. There was no income related to portfolio sales of residential mortgages out of the loan portfolio during the third quarter of 2016. The sale of the guaranteed portion on SBA loans resulted in $390 thousand in revenue during the third quarter of 2017 compared to $101 thousand for the same period in 2016. Other loan income was $771 thousand for the third quarter of 2017 compared to $632 thousand for the same period in 2016. Residential mortgage loans closed were $135 million for the third quarter in 2017 versus $276 million for the third quarter of 2016. Excluding gains on sales of investment securities, noninterest income was $6.8 million in the third quarter of 2017 as compared to $6.4 million for the third quarter of 2016, an increase of 6%.

Total noninterest income for the nine months ended September 30, 2017 was $19.9 million as compared to $20.3 million for the nine months ended September 30, 2016, a 2% decrease. This was primarily due to fewer sales of SBA and residential mortgage loans resulting in a $785 thousand and $939 thousand decreased gain on the sale of these loans, respectively, and a $581 thousand decreased gain on sale of securities, offset by revenue associated with the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities of $1.5 million and a $338 thousand increase in service charges on deposits. The portfolio sale of $37.0 million in residential mortgages out of the loan portfolio resulted in $168 thousand in revenue during the nine months ended September 30, 2017. There was no revenue related to portfolio sales of residential mortgages out of the loan portfolio for the same period of 2016. Excluding investment securities net gains, total noninterest income was $19.3 million for the nine months ended September 30, 2017, as compared to $19.1 million for the same period in 2016, a 1% increase.

Service charges on deposit accounts increased by $195 thousand, or 14%, from $1.4 million for the three months ended September 30, 2016 to $1.6 million for the same period in 2017. Service charges on deposit accounts increased by $338 thousand, or 8%, from $4.3 million for the nine months ended September 30, 2016 to $4.6 million for the same period in 2017. The increase for the three and nine month periods was primarily related to increased transaction volume.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of residential mortgage loans yielded gains of $1.8 million for the three months ended September 30, 2017 compared to $2.9 million in the same period in 2016. Sales of residential mortgage loans yielded gains of $6.1 million for the nine months ended September 30, 2017 compared to $7.1 million in the same period in 2016. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended September 30, 2017. The reserve amounted to $95 thousand as of September 30, 2017 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $390 thousand and $626 thousand for the three and nine months ended September 30, 2017 compared to $101 thousand and $1.4 million for the three and nine month period in 2016. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Net investment gains were $542 thousand for the nine months ended September 30, 2017 compared to $1.1 million for the same period in 2016.

Other income totaled $2.6 million for the three months ended September 30, 2017 as compared to $1.6 million for the same period in 2016, an increase of 66% due primarily to revenue associated with the origination, securitization, servicing and sale of FHA Multifamily-Backed Ginnie Mae securities of $780 thousand, gains of $168 thousand on the portfolio sale of $37.0 million in residential mortgages out of the loan portfolio, and an increase in other loan income of $139 thousand. ATM fees decreased to $350 thousand for the three months ended September 30, 2017 from $376 thousand for the same period in 2016, a 7% decrease. Noninterest loan fees increased to $771 thousand for the three months ended September 30, 2017 from $632 thousand for the same period in 2016, a 22% increase. Noninterest fee income totaled $1.3 million for the three months ended September 30, 2017 an increase of $967 thousand, or 255%, over the balance for the same period in 2016 primarily due to revenue associated with the sale of FHA Multifamily-Backed Ginnie Mae securities of $779 thousand.

Other income totaled $6.8 million for the nine months ended September 30, 2017 as compared to $5.2 million for the same period in 2016, an increase of 31% due primarily to revenue associated with the sale of FHA Multifamily-Backed Ginnie Mae securities of $1.5 million. ATM fees were $1.1 million for both the nine months ended September 30, 2017 and 2016, a decrease of $48 thousand or 4%. Noninterest loan fees increased to $2.4 million for the nine months ended September 30, 2017 from $2.1 million for the same period in 2016, a 14% increase. Noninterest fee income totaled $3.0 million for the nine months ended September 30, 2017 an increase of $1.9 million, or 178%, over the balance for the same period in 2016 primarily due to revenue associated with the sale of FHA loans of $1.5 million and higher investment income received on Small Business Investment Company investments during the first nine months of 2017 over the same period in 2016.

Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At September 30, 2017, the Company had no funds advanced outstanding under FHA mortgage loan servicing agreements. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, FDIC insurance, and other expenses.

Total noninterest expenses totaled $29.5 million for the three months ended September 30, 2017, as compared to $28.8 million for the three months ended September 30, 2016. Total noninterest expenses totaled $88.7 million for the nine months ended September 30, 2017, as compared to $85.2 million for the nine months ended September 30, 2016.

Salaries and employee benefits were $16.9 million for the three months ended September 30, 2017, as compared to $17.1 million for the same period in 2016, a 1% decrease. Salaries and benefits cost decreases for the three month period were due primarily to a decrease in employee benefit costs due to the prior year acceleration of restricted stock awards, offset by merit increases. Salaries and employee benefits were $50.5 million for the nine months ended September 30, 2017, as compared to $49.2 million for the same period in 2016, a 3% increase. Salaries and benefits cost increases for the nine month period were due primarily to increased merit and incentive compensation, offset by a decrease in employee benefit costs due to the prior year acceleration of restricted stock awards. At September 30, 2017, the Company’s full time equivalent staff numbered 471, as compared to 469 at December 31, 2016 and 464 at September 30, 2016.

Premises and equipment expenses amounted to $3.8 million for the three month periods ended September 30, 2017 and 2016, an increase of $60 thousand, or 2%. Premises and equipment expenses amounted to $11.6 million for the nine month period ended September 30, 2017 and $11.4 million for the same period in 2016, an increase of 2%. For the three and nine months ended September 30, 2017, the Company recognized $143 thousand and $365 thousand of sublease revenue as compared to $126 thousand and $424 thousand for the same periods in 2016. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expense decreased to $732 thousand for the three months ended September 30, 2017 from $857 thousand for the same period in 2016, a decrease of 15%, primarily due to reduced digital and print advertising spend. Marketing and advertising expense increased to $2.9 million for the nine months ended September 30, 2017 from $2.6 million for the same period in 2016, a 13% increase, primarily due to costs associated with expanded digital and print advertising and sponsorships.

Legal, accounting and professional fees increased to $1.2 million for the three months ended September 30, 2017 from $771 thousand in the same period in 2016, a 61% increase. Legal, accounting and professional fees increased to $3.5 million for the nine months ended September 30, 2017 from $2.8 million in the same period in 2016, a 24% increase. The increase in expense for the three month period was primarily due to general bank consulting projects. The increase in expense for the nine month period was primarily due to enhanced IT risk management and general bank consulting projects.

FDIC expenses increased to $929 thousand for the three months ended September 30, 2017 from $629 thousand for the same period in 2016. FDIC expenses decreased to $2.1 million for the nine months ended September 30, 2017 from $2.2 million for the same period in 2016. The increase for the three months ended September 30, 2017 was due to a larger assessment base. The decrease for the nine months ended September 30, 2017 was due to a change in the FDIC insurance premium formula for small institutions effective July 1, 2016, offsetting the effect of a larger assessment base.

Other expenses amounted to $3.8 million for both the three months ended September 30, 2017 and 2016, an increase of 2%. The major components of cost in this category include broker fees, franchise taxes, core deposit intangible amortization, and insurance expenses. Other expenses amounted to $12.2 million for the nine months ended September 30, 2017 compared to $11.4 million for the same period in 2016, an increase of 7%, due primarily to an increase in broker fees of $983 thousand.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 37.49% for the third quarter of 2017, as compared to 40.54% for the third quarter of 2016. As a percentage of average assets, total noninterest expense (annualized) improved to 1.66% for the three months ended September 30, 2017 as compared to 1.78% for the same period in 2016. As a percentage of average assets, total noninterest expense (annualized) improved to 2.55% for the nine months ended September 30, 2017 as compared to 2.73% for the same period in 2016. Cost control remains a significant operating objective of the Company.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) improved to 36.8% for the three months ended September 30, 2017 as compared to 38.7% for the same period in 2016. The Company’s effective tax rate decreased to 37.2% for the nine months ended September 30, 2017 as compared to 38.4% for the same period in 2016. The lower effective tax rate for the three months ended September 30, 2017 was due primarily to tax credit investments in the third quarter of 2017 and a lower state tax apportionment factor in the current year. The lower effective tax rate for the nine months ended September 30, 2017, was due to tax credit investments, a lower state income tax apportionment factor, and the adoption of the new accounting guidance for share-based transactions. That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized as income tax expense or benefits in the income statement. Previously, tax effects resulting from changes in the Company’s stock price subsequent to the grant date were recorded directly to shareholders’ equity at the time of vesting or exercise. The adoption of this new standard (ASU 2016-09) resulted in a net $460 thousand, or $0.01 per basic common share, reduction to income tax expense for the nine months ended September 30, 2017.

FINANCIAL CONDITION

Summary

Total assets at September 30, 2017 were $7.39 billion, a 9% increase as compared to $6.76 billion at September 30, 2016, and a 7% increase as compared to $6.89 billion at December 31, 2016. Total loans (excluding loans held for sale) were $6.08 billion at September 30, 2017, an 11% increase as compared to $5.48 billion at September 30, 2016, and a 7% increase as compared to $5.68 billion at December 31, 2016. Loans held for sale amounted to $26.0 million at September 30, 2017 as compared to $78.1 million at September 30, 2016, a 67% decrease, and $51.6 million at December 31, 2016, a 50% decrease. The investment portfolio totaled $556.0 million at September 30, 2017, a 29% increase from the $430.7 million balance at September 30, 2016. As compared to December 31, 2016, the investment portfolio at September 30, 2017 increased by $17.9 million or 3%.

Total deposits at September 30, 2017 were $5.91 billion, compared to deposits of $5.56 billion at September 30, 2016, a 6% increase, and deposits of $5.72 billion at December 31, 2016, a 4% increase. Total borrowed funds (excluding customer repurchase agreements) were $416.8 million at September 30, 2017, $266.4 million at September 30, 2016, and $216.5 million at December 31, 2016. We continue to work on expanding the breadth and depth of our existing relationships while we pursue building new relationships.

On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026.

During the third quarter of 2017, $200.0 million in FHLB advances were borrowed as part of the overall asset liability strategy and to support loan growth. These advances remained outstanding as of September 30, 2017, $100.0 million of these advances will mature in October 2017 and the remaining $100.0 million will mature in March 2018.

Total shareholders’ equity at September 30, 2017 increased 15%, to $934.0 million, compared to $815.6 million at September 30, 2016, and increased 11% from $842.8 million at December 31, 2016. The increase in shareholders’ equity at September 30, 2017 compared to the same period in 2016 was primarily the result of retained earnings. The ratio of common equity to total assets was 12.63% at September 30, 2017, as compared to 12.06% at September 30, 2016 and 12.23% at December 31, 2016. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 15.30% at September 30, 2017, as compared to 15.05% at September 30, 2016, and 14.89% at December 31, 2016. In addition, the tangible common equity ratio was 11.35% at September 30, 2017, compared to 10.64% at September 30, 2016 and 10.84% at December 31, 2016.

Effective January 1, 2015, the Company, Bank, and all other banks of similar size became subject to capital requirements. These requirements created a new required ratio for common equity Tier 1 (“CETI”) capital, increased the leverage and Tier 1 capital ratios, changed the risk weight of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements. Under these standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 risk-based ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). The Company and the Bank meet all these requirements, including the full capital conservation buffer. Beginning in 2016, failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Loans, net of amortized deferred fees and costs, at September 30, 2017, December 31, 2016 and September 30, 2016 are summarized by type as follows:

	September 30, 2017		December 31, 2016		September 30, 2016
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,244,184	20%	$1,200,728	21%	$1,130,042	21%
Income producing - commercial real estate	2,898,948	48%	2,509,517	44%	2,551,186	46%
Owner occupied - commercial real estate	749,580	12%	640,870	12%	590,427	11%
Real estate mortgage - residential	109,460	2%	152,748	3%	154,439	3%
Construction - commercial and residential *	915,493	15%	932,531	16%	838,137	15%
Construction - C&I (owner occupied)	55,828	1%	126,038	2%	104,676	2%
Home equity	101,898	2%	105,096	2%	106,856	2%
Other consumer	8,813	—	10,365	—	6,212	—
Total loans	6,084,204	100%	5,677,893	100%	5,481,975	100%
Less: allowance for credit losses	(62,967)		(59,074)		(56,864)
Net loans	$6,021,237		$5,618,819		$5,425,111

*Includes land loans.

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

Loans outstanding reached $6.08 billion at September 30, 2017, an increase of $602.2 million, or 11%, as compared to $5.48 billion at September 30, 2016, and an increase of $406.3 million, or 7%, as compared to $5.68 billion at December 31, 2016. The loan growth during the nine months ended September 30, 2017 over the same period in 2016 was predominantly in the income producing - commercial real estate, owner occupied - commercial real estate, and commercial and industrial categories. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio. Multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects.  Overall, commercial real estate values have generally held up well with price escalation in prime pockets. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

Owner occupied - commercial real estate and construction - C&I (owner occupied) represent 13% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 76% consisting of commercial real estate and real estate construction loans. When owner occupied - commercial real estate and construction - C&I (owner occupied) is excluded, the percentage of total loans represented by commercial real estate decreases to 63%. Real estate also serves as collateral for loans made for other purposes, resulting in 85% of all loans being secured by real estate.

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

For the nine months ended September 30, 2017, noninterest bearing deposits increased $67.5 million as compared to December 31, 2016, while interest bearing deposits increased by $130.4 million during the same period. Average total deposits for the first nine months of 2017 were $5.68 billion, as compared to $5.23 billion for the same period in 2016, a 9% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although the federal banking agencies have recognized that these reciprocal deposits have many characteristics of core deposits and therefore provide for separate identification of such deposits in the quarterly Call Report data. The Bank also is able to obtain one way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At September 30, 2017, total deposits included $883.5 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 15% of total deposits. At December 31, 2016, total brokered deposits (excluding the CDARS and ICS two-way) were $676.7 million, or 12% of total deposits. The CDARS and ICS two-way component represented $493.4 million, or 8% of total deposits and $432.1 million or 8% of total deposits at September 30, 2017 and December 31, 2016, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At September 30, 2017 the Company had $1.84 billion in noninterest bearing demand deposits, representing 32% of total deposits, compared to $1.78 billion of noninterest bearing demand deposits at December 31, 2016, or 31% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve prior to July 2011. Since July 2011, banks are not prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. The Bank is prepared to evaluate options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $73.6 million at September 30, 2017 compared to $68.9 million at December 31, 2016. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at September 30, 2017 and December 31, 2016. The Bank had $200.0 million in short-term borrowings outstanding under its credit facility from the FHLB at September 30, 2017. There were no borrowings outstanding under its credit facility from the FHLB at December 31, 2016. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

Long-term borrowings outstanding at September 30, 2017 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. The Company’s secondary sources of liquidity include the ability to purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at September 30, 2017, and access to borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.11 billion, against which there was $176.9 million outstanding at September 30, 2017. The Bank also has a commitment from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $291.1 million at September 30, 2017. At September 30, 2017 the Bank was also eligible to make advances from the FHLB up to $1.27 billion based on collateral at the FHLB, of which there was $200.0 million outstanding at September 30, 2017. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $485.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At September 30, 2017, under the Bank’s liquidity formula, it had $3.78 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at September 30, 2017 are as follows:

(dollars in thousands)	September 30, 2017
Unfunded loan commitments	$2,447,076
Unfunded lines of credit	93,334
Letters of credit	70,767
Total	$2,611,177

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended.  In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment, as is the case in asset based lending credit facilities.  Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. Unfunded loan commitments of $66.1 million as of September 30, 2017 were related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

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

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The Bank’s ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed monthly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and re-pricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives.

During the quarter ended September 30, 2017, as compared to the same three months in 2016, the Company was able to increase its net interest income (by 11%), produce a net interest spread of 3.77%, which was six basis points lower than the 3.83% for the same quarter in 2016, and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended September 30, 2017, the average investment portfolio balances increased as compared to balances at September 30, 2016. The cash received from deposit growth and borrowings along with cash flows off of the investment portfolio were deployed into loans and the purchase of additional investments.

The percentage mix of municipal securities was 11% of total investments at September 30, 2017 and 23% at September 30, 2016, the portion of the portfolio invested in mortgage backed securities decreased to 54% at September 30, 2017 from 60% at September 30, 2016. The portion of the portfolio invested in U.S. agency investments was 24% at September 30, 2017 and 13% at September 30, 2016. Shorter duration floating rate SBA bonds and corporate bonds were 11% of total investments at September 30, 2017 and 5% at September 30, 2016. Despite the rolling forward of the investment portfolio and the changing mix through the purchase of shorter duration instruments (inclusive of shorter U.S. agency investments), the duration of the investment portfolio was 3.5 years at September 30, 2017 and 3.4 years at September 30, 2016, owing to slower prepayment speeds on mortgage back securities, but those cash flows still position the Company well for expected increases in market interest rates.

The re-pricing duration of the loan portfolio was fairly stable at 22 months at September 30, 2017 versus 23 months at September 30, 2016, with fixed rate loans amounting to 34% of total loans at both September 30, 2017 and 2016. Variable and adjustable rate loans comprised 66% of total loans at both September 30, 2017 and September 30, 2016. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are generally indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio decreased to 20 months at September 30, 2017 from 28 months at September 30, 2016. The change since September 30, 2016 was due substantially to a change in the mix and duration of money market deposits.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, together with loan floors existing in 61% of total loans (at September 30, 2017), has resulted in a loan portfolio yield of 5.19% for the three months ended September 30, 2017 as compared to 5.08% for the same period in 2016. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized loss before income tax on the investment portfolio was $1.7 million at September 30, 2017 as compared to a net unrealized gain before tax of $7.4 million at September 30, 2016. The net unrealized loss on the investment portfolio at September 30, 2017 as compared to the net unrealized gain at September 30, 2016 was due primarily to the higher interest rates at September 30, 2017 and the sale of more valuable municipal bonds in the first quarter of 2017. At September 30, 2017, the net unrealized loss position represented 0.3% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from September 30, 2017. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at September 30, 2017, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at September 30, 2017 shows a change in net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at September 30, 2017 is 3.5 years, the loan portfolio 1.8 years, the interest bearing deposit portfolio 1.7 years, and the borrowed funds portfolio 2.4 years.

The following table reflects the result of simulation analysis on the September 30, 2017 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+21.8%	+40.8%	+10.6%
+300	+16.2%	+30.3%	+7.4%
+200	+10.7%	+20.0%	+4.8%
+100	+5.1%	+9.7%	+2.4%
0	—	—	—
-100	-5.5%	-10.2%	-1.5%
-200	-13.8%	-23.3%	-2.6%

Considering the likelihood of general market interest rate changes, the results of simulation are deemed to be within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400% basis point change. Due to a very low probability of further declines in market interest rates, ALCO and management have accepted the policy exception associated with the percentage of net interest income lost in a down 200 basis points scenario. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at September 30, 2017 are not considered to be excessive. The positive impact of +5.1% in net interest income and +9.7% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing counteracted by a lower level of expected residential mortgage activity.

In the third quarter of 2017, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of asset liquidity at September 30, 2017 as compared to December 31, 2016, the interest rate risk position at September 30, 2017 was similar to the interest rate risk position at December 31, 2016. As compared to December 31, 2016, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale increased by $57.2 million at September 30, 2017.

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

During the third quarter of 2017, average market interest rates increased on the short end of the yield curve while decreasing on the mid and long end of the curve. Overall, there was a flattening of the yield curve as compared to the third quarter of 2016 with rate increases within the three year maturity term and decreases further out on the yield curve.

As compared to the third quarter of 2016, the average two-year U.S. Treasury rate increased by 6 basis points from 1.30% to 1.36%, the average five year U.S. Treasury rate was stable at 1.81% and the average ten year U.S. Treasury rate decreased by 2 basis points from 2.26% to 2.24%. The Company’s net interest spread for the third quarter of 2017 was 3.77% compared to 3.83% for the third quarter of 2016. The decline was due in large part to the increase in the cost of interest bearing liabilities. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2016’s third quarter has been consistent with its risk analysis at December 31, 2016.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 91% of the Company’s revenue for the third quarter of both 2017 and 2016.

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

At September 30, 2017, the Company had a positive GAP position of approximately $515.5 million or 7% of total assets out to three months and a positive cumulative GAP position of $117.0 million or 2% of total assets out to 12 months; as compared to a positive GAP position of approximately $1.14 billion or 17% of total assets out to three months and a positive cumulative GAP position of $1.13 billion or 16% of total assets out to 12 months at December 31, 2016. The change in the positive GAP position at September 30, 2017 as compared to December 31, 2016, was due substantially to a new methodology which took effect September 30, 2017. Under the new methodology, rate sensitive liabilities have been remodeled to reflect a more conservative repricing model. This resulted in significant changes to the GAP analysis due to interest bearing transaction and savings and money market deposits being assumed to reprice entirely in the 0-3 month category. Changes in the GAP position between September 30, 2017 and December 31, 2016 were also due to the higher amount of asset liquidity on the balance sheet including an increase in interest bearing balances. There was also a decrease in the mix of variable rate loans from 67% of total loans to 66%. The change in the GAP position at September 30, 2017 as compared to December 31, 2016 is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis that captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

GAP Analysis
September 30, 2017
(dollars in thousands)
						Total Rate
Repricible in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$24,085	$63,870	$150,900	$115,917	$232,233	$587,006
Loans (1)(2)	3,669,502	669,010	849,157	625,567	296,949	6,110,184
Fed funds and other short-term investments	440,704	—	—	—	—	440,704
Other earning assets	61,238	—	—	—	—	61,238
Total	$4,195,529	$732,880	$1,000,057	$741,484	$529,182	$7,199,132	$194,524	$7,393,656

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$219,573	$513,867	$707,452	$256,447	$145,818	$1,843,157
Interest bearing transaction	429,247	—	—	—	—	429,247
Savings and money market	2,818,871	—	—	—	—	2,818,871
Time deposits	188,788	367,444	242,910	23,535	—	822,677
Customer repurchase agreements and fed funds purchased	73,569	—	—	—	—	73,569
Other borrowings	200,000	—	—	147,663	69,144	416,807
Total	$3,930,048	$881,311	$950,362	$427,645	$214,962	$6,404,328	$55,345	$6,459,674
GAP	$265,481	$(148,431)	$49,695	$313,839	$314,220	$794,804
Cumulative GAP	$265,481	$117,050	$166,745	$480,584	$794,804

Cumulative gap as percent of total assets	3.59%	1.58%	2.26%	6.50%	10.75%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$150,000	$—	$(75,000)	$(75,000)	$—	$—
Interest Rate Swaps - Fed Funds based	100,000	—	—	(100,000)	—	—
Total	$250,000	$—	$(75,000)	$(175,000)	$—	$—	$—	$—
GAP	$515,481	$(148,431)	$(25,305)	$138,839	$314,220	$794,804
Cumulative GAP	$515,481	$367,050	$341,745	$480,584	$794,804	$—
Cumulative gap as percent of total assets	6.97%	4.96%	4.62%	6.50%	10.75%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At September 30, 2017 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 334% of total risk based capital. Construction, land and land development loans represent 131% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal policy limits for regulatory capital ratios that are in excess of well capitalized ratios.

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

The actual capital amounts and ratios for the Company and Bank as of September 30, 2017, December 31, 2016 and September 30, 2016 are presented in the table below.

						To Be Well
	Company		Bank		Minimum	Capitalized Under
					Required For	Prompt Corrective
	Actual		Actual		Capital	Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Adequacy Purposes	Regulations *
As of September 30, 2017
CET1 capital (to risk weighted aseets)	$827,220	11.40%	$949,487	13.12%	5.750%	6.5%
Total capital (to risk weighted assets)	1,110,282	15.30%	1,012,072	13.98%	9.250%	10.0%
Tier 1 capital (to risk weighted assets)	827,220	11.40%	949,487	13.12%	7.250%	8.0%
Tier 1 capital (to average assets)	827,220	11.78%	949,487	13.54%	5.000%	5.0%

As of December 31, 2016
CET1 capital (to risk weighted aseets)	$737,512	10.80%	$854,226	12.55%	5.125%	6.5%
Total capital (to risk weighted assets)	1,016,712	14.89%	913,100	13.41%	8.625%	10.0%
Tier 1 capital (to risk weighted assets)	737,512	10.80%	854,226	12.55%	6.625%	8.0%
Tier 1 capital (to average assets)	737,512	10.72%	854,226	12.44%	5.000%	5.0%

As of September 30, 2016
CET1 capital (to risk weighted assets)	$710,104	10.83%	$825,879	12.63%	5.125%	6.5%
Total capital (to risk weighted assets)	987,068	15.05%	882,602	13.50%	8.625%	10.0%
Tier 1 capital (to risk weighted assets)	710,104	10.83%	825,879	12.63%	6.625%	8.0%
Tier 1 capital (to average assets)	710,104	11.12%	825,879	12.95%	5.000%	5.0%

* Applies to Bank only.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At September 30, 2017 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

Non-GAAP Reconciliation (Unaudited)

(dollars in thousands except per share data)

	Three Months Ended	Twelve Months Ended	Three Months Ended
	September 30, 2017	December 31, 2016	September 30, 2016
Common shareholders’ equity	$933,982	$842,799	$815,639
Less: Intangible assets	(107,150)	(107,419)	(107,694)
Tangible common equity	$826,832	$735,380	$707,945

Book value per common share	$27.33	$24.77	$24.28
Less: Intangible book value per common share	(3.14)	(3.16)	(3.20)
Tangible book value per common share	$24.19	$21.61	$21.08

Total assets	$7,393,656	$6,890,096	$6,762,132
Less: Intangible assets	(107,150)	(107,419)	(107,694)
Tangible assets	$7,286,506	$6,782,677	$6,654,438
Tangible common equity ratio	11.35%	10.84%	10.64%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company did not maintain effective disclosure controls and procedures as of September 30, 2017 as a result of the material weakness in the Company’s internal control relating to income tax accounting, discussed below.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2017. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control – Integrated Framework (2013).” Based on this assessment, management believes that the Company did not maintain effective internal control over financial reporting as of September 30, 2017 as a result of a material weakness in the Company’s internal control relating to income tax accounting, as discussed below.

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

Our enhanced review procedures and documentation standards were in place and operating during the third quarter of 2017. We are in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness for the year ending December 31, 2017.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A – Risk Factors

There have been no material changes as of September 30, 2017 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities.	None

(b)	Use of Proceeds.	Not Applicable

(c)	Issuer Purchases of Securities.	None

Item 3 – Defaults Upon Senior Securities		None

Item 4 – Mine Safety Disclosures		Not Applicable

Item 5 – Other Information

(a)	Required 8-K Disclosures	None

(b)	Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)

4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
10.1	2016 Stock Option Plan (6)
10.2	2006 Stock Plan (7)
10.3	Employment Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (8)
10.4	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Antonio F. Marquez (9)
10.5	Amended and Restated Employment Agreement dated as of January 31, 2017, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul (10)
10.6	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Susan G. Riel (11)
10.7	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Janice L. Williams (12)
10.8	Non-Compete Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (13)
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (14)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul (15)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (16)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (17)
10.13	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Laurence E. Bensignor (18)
10.14	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Laurence E. Bensignor (19)
10.15	Form of Supplemental Executive Retirement Plan Agreement (20)
10.16	Amended and Restated Employment Agreement dated as of January 31, 2017 between EagleBank and Lindsey S. Rheaume (21)
10.17	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (22)
10.18	Virginia Heritage Bank 2006 Stock Option Plan (23)
10.19	Virginia Heritage Bank 2010 Long-Term Incentive Plan (24)
10.20	Fidelity & Trust Financial Corporation 2004 Long Term Incentive Plan (25)
10.21	Fidelity & Trust Financial Corporation 2005 Long Term Incentive Plan (26)
11	Statement Regarding Computation of Per Share Income
See Note 9 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of Charles D. Levingston
32.1	Certification of Ronald D. Paul
32.2	Certification of Charles D. Levingston

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i)	Consolidated Balance Sheets at September 30, 2017, December 31, 2016 and September 30, 2016.
(ii)	Consolidated Statement of Operations for the three and nine months ended September 30, 2017 and 2016.
(iii)	Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016.

(iv)	Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016.
(v)	Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016.
(vi)	Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 17, 2016.

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.

(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.

(5)	Incorporated by Reference to Exhibit 4.2 to the Company’s Current report on Form 8-K filed on July 22, 2016.

(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-211857) filed on June 6, 2016.

(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713).

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017.

(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2017.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2017.

(11)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2017.

(12)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 6, 2017.

(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017.

(14)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.

(15)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.

(16)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.

(17)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.

(18)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 6, 2017.

(19)	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 15, 2014.

(20)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.

(21)	Incorporated by reference to Exhibit 10.7 to the Company’s current Report on Form 8-K filed on February 6, 2017.

(22)	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.

(23)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875).

(24)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875).

(25)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333- 153426).

(26)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333- 153426).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 9, 2017	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: November 9, 2017	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company