Form 10-K
period 2017-12-31
EAGLE BANCORP INC
filed 2018-03-01
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Non-accelerated filer  ☐    (Do not mark if a smaller reporting company)

Smaller Reporting Company  ☐

Emerging Growth Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  ☐   No ☒

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2017 was approximately $1.99 billion.

As of February 9, 2018, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 34,218,348.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2018 are incorporated by reference in Part III hereof.

EAGLE BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.                                                BUSINESS

In this report, unless otherwise expressly stated or the context otherwise requires, the terms “we,” “us,” the “Company,” “Eagle,” and “our” refer to Eagle Bancorp, Inc. and our subsidiaries on a combined basis, except in the description of any of our securities, in which case these terms refer solely to Eagle Bancorp, Inc. and not to any of our subsidiaries. References to “EagleBank” or “Bank” refer to EagleBank, which is our principal subsidiary.

Eagle Bancorp, Inc. (the “Company”), headquartered in Bethesda, Maryland, was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for EagleBank (the “Bank”).  The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company’s market area, together with an experienced community bank senior management team.

The Bank, a Maryland chartered commercial bank, which is a member of the Federal Reserve System, is the Company’s principal operating subsidiary. It commenced banking operations on July 20, 1998.  The Bank currently operates twenty banking offices: six in Suburban Maryland; five located in the District of Columbia; and nine in Northern Virginia. Refer to Properties on page 33 for a listing of banking offices. The Bank may seek additional banking offices consistent with its strategic plan, although there can be no assurance that the Bank will establish any additional offices, or that any branch office will prove to be profitable.

The Bank has two active direct subsidiaries: Bethesda Leasing, LLC and Eagle Insurance Services, LLC. Bethesda Leasing, LLC holds title to and operates real estate owned and acquired through foreclosure. Eagle Insurance Services, LLC facilitates the placement of commercial and retail insurance products through a referral arrangement with The Meltzer Group, a large well known insurance brokerage within the Company’s market area.

The Bank operates as a community bank alternative to the super-regional financial institutions, which dominate its primary market area.  The cornerstone of the Bank’s philosophy is to provide superior, personalized service to its clients.  The Bank focuses on relationship banking, providing each client with a number of services, familiarizing itself with, and addressing itself to, client needs in a proactive, personalized fashion. Management believes that the Bank’s target market segments, small and medium-sized for profit and non-profit businesses and the consumer base working or living in and near the Bank’s market area, demand the convenience and personal service that an independent locally based financial institution such as the Bank can offer.  It is these themes of convenience and proactive personal service that form the basis for the Bank’s business development strategies.

The Company has grown primarily through organic growth over its nineteen year history. Two acquisitions have been completed (one in 2008 and one in 2014). On August 31, 2008, the Company completed the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) which increased loans and deposits by approximately $361 million and $385 million, respectively. The acquisition of Virginia Heritage Bank (“Virginia Heritage”) completed on October 31, 2014, added approximately $800 million in loans, and $645 million in deposits.  Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional disclosure regarding intangible assets established incident to mergers and acquisitions.

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

The Bank’s loan portfolio consists primarily of traditional business and real estate secured loans. Commercial and industrial loans are made with a substantial portion having variable and adjustable rates, and where the cash flow of the borrower/borrower’s operating business is the principal source of debt service with a secondary emphasis on collateral.  Real estate loans are made generally for commercial purposes and are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. Commercial real estate loans, which comprise the largest portion of the loan portfolio are secured by both owner occupied and non owner occupied real property and include a significant component of acquisition, development and construction (ADC) lending.

The Bank’s consumer loans portfolio is a smaller portion of the loan portfolio and is comprised generally of two loan types: (i) home equity loans and lines of credit that are structured with an interest only draw period followed either by a balloon maturity or a fully amortized repayment schedule; and (ii) first lien residential mortgage loans, although the Bank’s general practice is to sell conforming first trust loans on a servicing released basis to third party investors. In certain limited instances, residential mortgage first deed of trust loans are packaged along with a line of credit to the same borrower for sale in the secondary market by the Bank.

The Bank has also developed significant expertise and commitment as a Small Business Administration (“SBA”) lender and has been recognized as a top originator of such loans in our market area. The Bank is a preferred lender under the SBA’s Preferred Lender Program. As a preferred lender, the Bank can originate certain SBA loans in-house without prior SBA approval.  SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. Under certain circumstances, the Bank attempts to further mitigate commercial term loan losses by using loan guarantee programs offered by the SBA. SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.

The Company originates multifamily FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (“Ginnie Mae”) MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and generally retains the servicing rights.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations.  As such, interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “Federal Reserve”) and general economic conditions, nationally and in the Bank’s primary market area, could have a significant impact on the Bank’s and the Company’s results of operations.  To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. Economic conditions may also adversely affect the value of property pledged as security for loans.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At December 31, 2017, owner occupied commercial real estate and construction - C&I (owner occupied) represent 13% of the loan portfolio. At December 31, 2017, non-owner occupied commercial real estate and real estate construction represented approximately 63% of the loan portfolio.  The combined owner occupied and commercial real estate loans represent 76% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making commercial real estate loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment, and account receivable financing. This loan category represents approximately 21% of the Bank’s loan portfolio at December 31, 2017 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of commercial loans. In originating SBA loans, the Bank assumes the risk of non-payment on the uninsured portion of the credit. The Bank generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 1% of the loan portfolio at December 31, 2017 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 2% of the total loan portfolio consists of residential home mortgage loans. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank’s level of capital. At January 31, 2018, the Bank had a legal lending limit of $173 million. At December 31, 2017, the average loan size outstanding for Commercial Real Estate (CRE) and Commercial and Industrial (C&I) loans was $3.1 million and $694 thousand, respectively. In accordance with internal lending policies, the Bank may sell participations in its loans to other banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients.

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

The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Bank utilizes both “best efforts” and “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decrease in the values of loans that would result from the exercise of the derivative loan commitments. Under a “best efforts” contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Bank if the loan to the underlying borrower closes. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the rate lock commitments. Under a “mandatory delivery” contract, the Bank commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Bank fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. The rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The Bank manages the interest rate risk on rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Bank obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions.

Loans are secured primarily by duly recorded first deeds of trust or mortgages. In some cases, the Bank may accept a recorded junior trust position.  In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate satisfactory financial condition. Additionally, an equity contribution toward the project is required.

The general terms and underwriting standards for each type of commercial real estate and construction loan are incorporated into the Bank’s lending policies. These policies are analyzed periodically by management, and the policies are reviewed and re-approved annually by the Board. The Bank’s loan policies and practices described in this report are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, by the appropriate officer or committee, in accordance with the Bank’s loan policies.  Policy standards are often stated in mandatory terms, such as “shall” or “must”, but these provisions are subject to exceptions.  Policy requires that loan value not exceed a percentage of “market value” or “fair value” based upon appraisals or evaluations obtained in the ordinary course of the Bank’s underwriting practices.

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

Loan-to-value (“LTV”) ratios, with few exceptions, are maintained consistent with or below supervisory guidelines.

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

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both income producing and owner occupied projects. ADC loans amounted to $1.40 billion at December 31, 2017.  ADC loans that provide for the use of interest reserves represent approximately 80% of the outstanding ADC loan portfolio at December 31, 2017. The decision to establish a loan funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan.  The Company does not significantly utilize interest reserves in other loan products.  The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan.  In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The Company has not experienced any significant issues with increased vacancy rates or lower rents for income producing properties financed.  The construction loan portfolio has remained solid, particularly in areas of well-located residential and multifamily projects, as the housing market has continued to improve and stabilize.  The Washington, D.C. metropolitan area real estate market has been relatively stable; however, certain segments, including suburban offices, have exhibited higher than normal vacancy and experienced concessions in specific submarkets.  The impact of disruptions in government spending patterns, (i.e. sequestration, program cuts or terminations, leasing activity, and changes in geographic distribution of government spending) while within manageable levels to date, remain of concern.  As a result, the Company has continued to maintain somewhat higher environmental allocation factors for the allowance for loan and lease losses (“ALLL”) associated with the real estate loan portfolio. As part of its overall risk assessments, management carefully reviews the Bank’s loan portfolio and general economic and market conditions on a regular basis and will continue to adjust both the specific and environmental reserve factors as necessary.

Deposit services include business and personal checking accounts, NOW accounts, tiered savings and money market account and time deposits with varying maturity structures and customer options.  A complete individual retirement account program is available. The Bank also participates in the Promontory Interfinancial Network, LLC (“Promontory”) Certificate of Deposit Account Registry Service (“CDARS”) and its Insured Cash Sweep (“ICS”) program, both of which networks function to assure full FDIC insurance for participating Bank customers. In cooperation with Goldman Sachs Asset Management, the Bank offers a Goldman Sachs Investment Sweep Account, a check writing cash management account that sweeps funds to one of several non-FDIC insured off-balance sheet investment accounts managed by Goldman Sachs.

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

The Company and Bank maintain portfolios of short term investments and investment securities consisting primarily of U.S. agency bonds and government sponsored enterprise mortgage backed securities, municipal bonds, and corporate bonds. The Bank also owns equity investments related to membership in the Federal Reserve System and the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank’s securities portfolio also consists of equity investments in the form of common stock of two local banking companies. These portfolios provide the following objectives: liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. agency securities and high grade municipal and corporate securities, including subordinated debentures of US regulated banks. High risk investments and non-traditional investments are prohibited. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the Asset Liability Committee (“ALCO”), and mortgage backed pass through securities, which may have final stated maturities of 30 years, with average lives generally not to exceed eight years.

The Company and Bank have formalized an asset and liability management process and have a standing ALCO consisting both of outside and inside directors and senior management. The ALCO operates under established policies and practices and a Committee Charter, which practices are updated and re-approved annually. A typical ALCO meeting includes discussion of current economic conditions and balance sheet and other strategies, including interest rate trends and, the current balance sheet and earnings position, comparisons to budget, cash flow estimates, liquidity positions, liquidity stress tests (quarterly), and funding alternatives as necessary, interest rate risk position (monthly), including derivative positions, capital positions of the Company and Bank, reviews (including independent reviews) of the investment portfolio of the Bank and the Company, and the approval of investment transactions. Additionally, monthly ALCO meetings may include reports and analysis of outside firms to enhance the Committee’s knowledge and understanding of various financial matters. Various other bank employees attend monthly committee meetings to build their understanding of all financial matters. A weekly conference call is scheduled to bring added attention primarily to shorter term cash flow estimates and interest rate matters.

The development of the Company’s customer base has benefited from the extensive business and personal contacts of its directors and executive officers. Full relationships have been fostered including deposit balances, loan balances and non interest revenue sources. The Bank has placed enhanced reliance on proactively designed officer calling programs and lender teams, active participation in business organizations, and enhanced referral programs.

Internet Access to Company Documents.  The Company provides access to its Securities and Exchange Commission (“SEC”) filings through its web site at www.eaglebankcorp.com. After accessing the web site, the filings are available upon selecting “Investor Relations/SEC Filings/Documents.” Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

MARKET AREA AND COMPETITION

The primary service area of the Bank is the Washington, D.C. metropolitan area. With a population of nearly 6.2 million, the region is the 6th largest metropolitan area in the US (US Census Bureau 2017). Total employment in the region is approximately 3,304,000 (Bureau of Labor Statistics report October 2017). The region has the 7th highest rate of job creation records of any market in the country with reported new job creation of 46,400 new jobs created in 2017. The Washington, D.C. metropolitan area contains a substantial federal workforce, as well as a variety of support industries that employ professionals such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, and consultants. The Gross Regional Product (“GRP”) for the metropolitan area in 2016 was reported at $509 billion. Of this amount, approximately 30% is associated with spending by the government. Other significant sectors include professional and business services, education, health, leisure, and hospitality. The region also has a very active non-profit sector including trade associations, colleges, universities, and major hospitals. Transportation congestion and federal government spending levels remain threats to future economic development and quality of life in the area.

Montgomery County, Maryland, with a total population estimated at 1,043,863 as of 2016 and occupying an area of about 500 square miles, borders Washington, D.C. to the north and is roughly 30 miles southwest of Baltimore. Montgomery County represents a diverse and healthy segment of Maryland’s economy. Montgomery County is a thriving business center and is Maryland’s most populous jurisdiction. Population in the county is expected to grow 6.7% between 2017 and 2025. The State of Maryland boasts a demographic profile superior to the U.S. economy at large, and the economy in and around Montgomery County is among the best in Maryland. The number of jobs in Montgomery County has been relatively stable in the recent past with the public sector contributing about 20% of the employment. The unemployment rate in Montgomery County is among the lowest in the state at 2.8% as of September  2017. A highly educated population has contributed to favorable median household income of $100,352 with the number of households totaling 367,764. According to the U.S. census update, approximately 58% of the County’s residents in 2016 hold college or advanced degrees, placing the population of Montgomery County among the most educated in the nation. The area boasts a diverse business climate of over 32,000 businesses with over 375,000 private sector jobs in addition to a strong federal government presence. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector, and legal, financial services, health care, and professional services sectors. Major private employers include Adventist Healthcare, Lockheed Martin, Giant Food, and Marriott International. The county is also an incubator for firms engaged in biotechnology and the area has traditionally attracted significant amounts of venture capital. Montgomery County is home to many major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes of Health, National Oceanic and Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission, the Food and Drug Administration and the Walter Reed National Military Medical Center in Bethesda.

Prince George’s County, Maryland, covering just less than 500 square miles, has a total estimated population of 908,049 as of July 2016 and is located just east of Washington, D.C. The county supports 306,711 households as of 2016 with median incomes of $75,925. The unemployment rate in the county was 3.7% as of September 2017.  Prince George’s County continues to promote a business friendly environment and is home to major employers such as the University of Maryland, Joint Base Andrews Naval Air Facility Washington, U.S. Internal Revenue Service and United Parcel Service.

The District of Columbia, in addition to being the seat of the federal government, is a vibrant city with a well-educated, diverse population. According to survey data from the latest U.S. Census, the estimated July 2017 population of the District of Columbia is approximately 693,972, up from 601,766 in 2010. Median household income, at $72,935 as of 2016, is above the national median level of $59,039. The growth of residents in the city is due partially to improvements in the city’s services and to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. As of July 2016, the housing market has grown to 313,718 units. While the federal government and its employees are a major factor in the economy, over 100 million square feet of commercial office space support a dynamic business community of more than 22,000 companies. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. Unemployment was 6.6% in October 2017. The disparity between the higher level of unemployment among District of Columbia residents and the strong employment trends reflects the high level of jobs in the District held by residents of the surrounding suburban jurisdictions. The District of Columbia has a well-educated and highly paid work force. The federal government accounts for approximately 27% of the employment and private firms provide an additional 68% with local government making up the other 5%. Other large employers include the many local universities and hospitals. Another significant factor in the economy is the leisure and hospitality industry, as Washington, D.C. remains a popular tourist destination for both national and international travelers.

Fairfax County, Virginia, which is just across the Potomac River and west from Washington, D.C., is a large, affluent jurisdiction with an estimated population of 1,162,816 as of July 2016 including Fairfax City. This county covers about 395 square miles. Fairfax County is one of the leading technology centers in the US. Eight Fortune 500 companies are headquartered in the county and 31 of the largest 100 technology federal contractors in the Washington D.C. metropolitan area are located in Fairfax County. The county has over 116.4 million square feet of office space and is one of the largest suburban office markets in the US.  It is a thriving residential as well as business center with 401,834 households. The county is among the most affluent in the country with average annual household income of $114,329 as of 2016. Major companies headquartered in the county, which are also major employers, include Capital One Financial, CSC, Gannett, General Dynamics, Hilton Hotels, Leidos, Sallie Mae, and Inova Health Systems. The county is also home to several federal entities including the CIA, Fort Belvoir and a major facility of the Smithsonian Institution.

Arlington County, Virginia, has an estimated population of over 230,050 as of July 2016. The county is made up of 26 square miles and is situated just west of Washington, D.C., directly across the Potomac River. There are approximately 100,707 households with an estimated median household income of $108,706 as of July 2016. Significant private sector employers include Deloitte, Lockheed Martin, Virginia Hospital Center and Marriott International, Inc. The unemployment rate was just 2.4% as of September 2017. This is the lowest unemployment rate in the state of Virginia and compares very favorably to the U.S. rate of 4.1%. The population is highly educated, with about 73% of residents over 25 years of age holding at least a bachelor’s degree as of 2016.

Alexandria, Virginia is a city with an estimated population of 155,810 as of July 2016. The city is made up of just over 15 square miles and sits on the west bank of the Potomac River just south of Arlington, Virginia. There are approximately 68,063 households with an estimated median household income of $89,200 as of July 2016. The employment base was approximately 96,200 employees as of December 2016, with 77% working in the private sector and 23% working in government roles. Alexandria has almost 4,725 employer establishments, located in the more than 22 million square feet of office space existing in the city as of December 2016. The unemployment rate was just 2.7% as of September 2017. The population is highly educated, with over 62.1% of residents over 25 years of age holding at least a bachelor’s degree as of 2016.

Loudoun County, Virginia covers about 520 square miles of land 25 miles northwest of Washington, D.C. and boasts a population of 385,945 as of July 2016. Median income is $125,672 which is more than twice the national median household income of $59,039. The unemployment rate in the county was 3.0% as of September 2017. The Virginia Employment Commission expects to see employment growth of 1.2% annually through 2024. The major private employers in the county include United Airlines, Inc., Raytheon Company, Orbital Sciences Corporation, Loudoun Hospital Center and Swissport U.S.A., Inc. The county is also home to public sector employees such as the Loudoun County Schools, County of Loudoun, U.S. Department of Homeland Security and the Postal Service.

Throughout the Washington, D.C. metropolitan area, competition is keen from large banking institutions headquartered outside of the area.  Although some consolidation has occurred in the market in the past few years, the Bank continues to compete with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services.  Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and make larger technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank.  Further, the greater capitalization of the larger institutions headquartered out-of-state allows for higher lending limits than the Bank, although the Bank’s current lending limit is quite favorable and able to accommodate the credit needs of most businesses in the Washington D.C. metropolitan area, which distinguishes it from most community banks in the market area. Some of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent lesser regulation in the case of mortgage companies and finance companies, although this regulatory oversight has undergone dramatic change.  As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, regulation of all financial firms has been heightened. Under current law, unlimited interstate de novo branching is available to all state and federally chartered banks. As a result, institutions, which previously were ineligible to establish de novo branches in the Bank’s market area, may elect to do so.

Effective July 1, 2015, the Bank entered into a multi-faceted support agreement with George Mason University (“George Mason”), the Commonwealth of Virginia’s largest public research university. The agreement provides for significant educational support, and a strategic alliance including the Bank obtaining the naming rights to a multi-purpose sports and entertainment venue formerly known as the Patriot Center, now known as “EagleBank Arena” in Fairfax, VA for up to a 20 year term. Under the agreement, the Bank pays George Mason an annual fee to be used for scholarships, internships, overall educational and athletic support and beautification efforts.

EMPLOYEES

At December 31, 2017 the Bank employed 466 persons on a full time basis (seven of whom are executive officers of the Bank), which compares to 469 employees at December 31, 2016. None of the Bank’s employees are represented by any collective bargaining group and the Bank believes that its employee relations are good.  At December 31, 2017, the Bank provided a benefit program, which included health and dental insurance, a 401(k) plan, life and short and long-term disability insurance, and company paid fitness facilities in various locations. Additionally, the Company maintains an employee stock purchase plan and a stock-based compensation plan for employees of the Bank who meet certain eligibility requirements. A performance-based stock compensation plan is also maintained for executive officers meeting certain requirements. More recently, expanded training programs and leadership development approaches have been put in place.

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

The Company.  The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the “Act”) and is subject to regulation and supervision by the Federal Reserve Board.  The Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act.  The Federal Reserve Board may also examine the Company and each of its subsidiaries.  The Company is subject to risk-based capital requirements adopted by the Federal Reserve Board, which are substantially identical to those applicable to the Bank, and which are described below.

The Act requires approval of the Federal Reserve Board for, among other things, a bank holding company’s direct or indirect acquisition of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company.  The Act also generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law; but if the bank is at least 5 years old, the Federal Reserve Board may approve the acquisition.

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

The Gramm Leach-Bliley Act of 1999, or GLB Act, allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The Company has not elected financial holding company status.

The Federal Deposit Insurance Act, or FDIA, and Federal Reserve policy require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. In addition, where a bank holding company has more than one Federal Deposit Insurance Corporation, or FDIC, insured bank or thrift subsidiary, each of the bank holding company’s subsidiary FDIC-insured depository institutions is responsible for losses to the FDIC as a result of an affiliated depository institution’s failure. As a result of a bank holding company’s source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinate capital or other instruments which qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the Bank.

A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions.

The Bank.  The Bank is a Maryland chartered commercial bank and a member of the Federal Reserve System (a “state member bank”) whose accounts are insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits of the FDIC. The Bank is subject to regulation, supervision and regular examination by the State of Maryland Office of Financial Regulation and the Federal Reserve Board.  The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

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

The GLB Act made substantial changes in the historic restrictions on non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited.  The GLB Act also allows banks to engage in a wider array of nonbanking activities through “financial subsidiaries.”

USA Patriot Act. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.

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

The federal banking agencies have adopted rules (the “Basel III Rules”) to implement the framework for strengthening international capital and liquidity regulation adopted by the Basel Committee on Banking Supervision (“Basel III”).  The Basel III framework, among other things, (i) introduced “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the adjustments as compared to existing regulations.

When fully phased in by January 1, 2019, Basel III requires banks to maintain: (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer, or 10.5%; and (iv) a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when federal banking agencies determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 2.5% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress.

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

Under the Basel III Rule, mortgage-servicing assets and deferred tax assets are subject to stricter limitations than those previously applicable under capital rules. More specifically, certain deferred tax assets arising from temporary differences, mortgage-servicing assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock are each subject to an individual limit of 10% of common equity Tier 1 capital elements and are subject to an aggregate limit of 15% of common equity Tier 1 capital elements. The amount of these items in excess of the 10% and 15% thresholds are to be deducted from common equity Tier 1 capital. Amounts of mortgage servicing assets, deferred tax assets, and significant investments in unconsolidated financial institutions that are not deducted due to the aforementioned 10% and 15% thresholds must be assigned a 250% risk weight. Finally, the rule increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors. A recent rule proposal would revise the treatment of deferred tax assets and mortgage servicing rights to increase the amounts of such assets includable in capital.

The Basel III Rules also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of additional other comprehensive income (“AOCI,” which primarily consists of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rules to that institution. The Company opted-out of this requirement and, as such, does not include AOCI in its regulatory capital calculation. The Basel III Rules also require a 4% minimum leverage ratio, and a 5% leverage ratio to be considered well capitalized.

The Basel III Rules also make changes to the manner of calculating risk weighted assets.  New methodologies for determining risk weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components.  In particular, loans categorized as “high-volatility commercial real estate” (“HVCRE”) loans are required to be assigned a 150% risk weighting, and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the LTV is less than the applicable maximum supervisory LTV ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised “as completed” value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full. In the fourth quarter of 2017, the bank regulatory agencies proposed to prospectively revise the treatment of commercial real estate development loans, by eliminating the HVCRE category and establishing a new risk weighting category for non-advanced approaches banks, of “high volatility acquisition, development and construction” loans, or HVADC, which would have a 130% risk weighting. Under the proposed rule, an HVADC loan would be defined as a loan which primarily finances (i.e. more than 50% of the loans proceeds will be used for) or refinances (i) the acquisition of vacant or undeveloped land, (ii) the development of land to prepare to erect new structures including, but not limited to, the laying of sewers or water pipes and demolishing existing structures, or (iii) the construction of buildings, dwelling or other improvements including additions or alterations to existing structures. The proposed rule eliminates the 15% capital contribution requirement for an exclusion from HVCRE status. The proposed category excludes loans that finance (i) one-to-four residential properties; (ii) real property projects that would have the primary purpose of community development under applicable regulations; (iii) the purchase or development or agricultural land, which is broadly defined; or (iv) a permanent loan, which is defined as a prudently underwritten loan with an income stream to meet debt service obligations. While it is expected that a larger number of loans may be considered HVADC loans than were HVCRE loans, there can be no assurance of the impact of the proposed rule on the Company, when and if it is adopted.

As discussed below, the Basel III Rules also integrate the new capital requirements into the prompt corrective action provisions under Section 38 of the FDIA.

The Basel III Rules became applicable to the Company and the Bank on January 1, 2015. The capital conservation buffer requirement is being phased in, beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The Company and Bank elected to exclude AOCI in calculating regulatory capital as permitted under the Basel III Rule. Basel III subjects the higher risk loans made by ECV to higher risk weightings, and as such these loans require additional capital, or substantial restructuring in order to avoid such higher risk weights. Overall, the Company believes that implementation of the Basel III Rules will not have a material adverse effect on the Company’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

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

Prompt Corrective Action.  Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions, which it regulates.  The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA.  Since January 1, 2015, the following capital requirements applied to the Company for purposes of Section 38.

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

As a result of the volatility and instability in the financial system in recent years, Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. The Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect.  Any such requirement could adversely affect the Company’s business and results of operations.

The Dodd-Frank Act. The Dodd-Frank Act made significant changes to the current bank regulatory structure, which affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting these rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. Although it is not possible to determine the ultimate impact of this statute until the extensive rulemaking is complete and becomes effective, the following provisions are considered to be of greatest significance to the Company:

•      Expanded the authority of the Federal Reserve Board to examine bank holding companies and their subsidiaries, including insured depository institutions.

•      Required a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition.

•      Provided mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures.

•      Created the Consumer Financial Protection Bureau (“CFPB”), which has rulemaking authority for a wide range of consumer protection laws that apply to all banks, and has broad powers to supervise and enforce consumer protection laws.

•      Created the Financial Stability Oversight Council (“FSOC”) with authority to identify institutions and practices that might pose a systemic risk.

•      Introduced additional corporate governance and executive compensation requirements on companies subject to the 1934 Act, as amended.

•      Permitted FDIC-insured banks to pay interest on business demand deposits.

•      Codified the requirement that holding companies and other companies that directly or indirectly control an insured depository institution to serve as a source of financial strength.

•      Made permanent the $250 thousand limit for federal deposit insurance.

•      Permitted national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

Recent administration and congressional actions suggest that certain provisions of the Dodd-Frank Act may be repealed or limited so as to minimize the burden of overall banking regulations, with emphasis on reduced regulatory burden for community banks, but there can be no assurance as to the timing or impact or any such change on the Company, or whether any such changes will be enacted or implemented.

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

The CFPB has proposed or issued a number of important rules affecting a wide range of consumer financial products. These rules may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require us to change our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. The CFPB has issued rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB has also issued rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans. The Bank fully complies with these rules and expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act.  These rules, which become effective on a rolling basis through January 1, 2019, include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

The rule implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan, established certain minimum requirements for creditors when making ability to pay determinations, and established certain protections from liability for mortgages meeting the definition of “qualified mortgages.”  Generally, the rule applies to all consumer-purpose, closed-end loans secured by a dwelling including home-purchase loans, refinances and home equity loans — whether first or subordinate lien.  The rule does not cover, among other things, home equity lines of credit or other open-end credit; temporary or “bridge” loans with a term of 12 months or less, such as a loan to finance the initial construction of a dwelling; a construction phase of 12 months or less of a construction-to-permanent loan; and business-purpose loans, even if secured by a dwelling.  The rule afforded greater legal protections for lenders making qualified mortgages that are not “higher priced.”  Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount.  Mandatory features of a qualified mortgage include: (1) a loan term not exceeding 30 years; and (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment.  Further, the rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, or balloon payments. The rule created special categories of qualified mortgages originated by certain smaller creditors. To the extent that we seek to make qualified mortgages, we are required to comply with these rules, subject to available exclusions. Our business strategy, product offerings, and profitability may change as the rule is interpreted by the regulators and courts.

Fair and Responsible Banking. Banks and other financial institutions are subject to numerous laws and regulations intended to promote fair and responsible banking and prohibit unlawful discrimination and unfair, deceptive or abusive practices in banking. These laws include, among others, the Dodd-Frank Act, Section 5 of the Federal Trade Commission Act, the Equal Credit Opportunity Act, and the Fair Housing Act. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, and actions by the U.S. Department of Justice and state attorneys general.

Financial Privacy. Under the Federal Right to Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, financial institutions are required to disclose their policies for collecting and protecting confidential information. Consumers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

Community Reinvestment Act. The CRA requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. Our Bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the Bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements.

Concentration and Risk Guidance. The federal banking regulatory agencies promulgated joint interagency guidance regarding material direct and indirect asset and funding concentrations. The guidance defines a concentration as any of the following: (i) asset concentrations of 25% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by individual borrower, small interrelated group of individuals, single repayment source or individual project; (ii) asset concentrations of 100% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by industry, product line, type of collateral, or short-term obligations of one financial institution or affiliated group; (iii) funding concentrations from a single source representing 10% or more of Total Assets; or (iv) potentially volatile funding sources that when combined represent 25% or more of Total Assets (these sources may include brokered, large, high-rate, uninsured, internet-listing-service deposits, Federal funds purchased or other potentially volatile deposits or borrowings). If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, third party review and increasing capital requirements.

FDIC Insurance Premiums. The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Through the second quarter of 2016, four risk categories (I-IV), each subject to different premium rates, ranging from a low of 2.5 basis points up to 45 basis points, were established based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating.  An insured institution was required to pay deposit insurance premiums on its assessment base in accordance with its risk category. In general, a bank’s assessment base is determined by subtracting the bank’s tangible equity and certain allowable deductions from its consolidated average assets. There were three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. Effective for the third quarter of 2016, the risk based system was amended for banks with less than $10.0 billion in assets that have been FDIC-insured for at least five years, to replace the four risk categories for determining a bank’s assessment rate with a financial ratios method based on a statistical model estimating the bank’s probability of failure over three years, utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The revised rule provides a new brokered deposit ratio applicable to all small banks, whereby brokered deposits in excess of 10% of total consolidated assets (inclusive of reciprocal deposits if a bank is not well-capitalized or has a composite supervisory rating other than a 1 or 2) may result in increased assessment rates for banks which experience rapid growth; lowers the range of assessment rates authorized to 1.5 basis points for an institution posing the least risk, to 40 basis points for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more. Banks with over $10.0 billion in total consolidated assets are required to pay a surcharge of 4.5 basis points on their assessment basis, subject to certain adjustments. The FDIC may also impose special assessments from time to time.  Under the 2017 Tax Cut and Jobs Act (the “2017 Tax Act”), FDIC insured institutions with assets in excess of $10 billion will be subject to a phase out of the deductibility of deposit insurance premiums.

The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250 thousand per depositor. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on a financial institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminated the statutory prohibition against the payment of interest on business checking accounts.

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

Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In addition to those described in “Caution About Forward Looking Statements,” these factors include:

•      Actual or anticipated quarterly fluctuations in our operating results and financial condition;

•      Changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

•      Reports in the press, internet, or investment community generally or relating to our reputation or the financial services industry, whether or not those reports are based on accurate, complete or transparent information;

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

•      Actions of one or more investors in selling our common stock short; and

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

Although our common stock is listed for trading on NASDAQ and a number of brokers offer to make a market in our common stock on a regular basis, trading volume to date has been moderate, averaging approximately 155,771 shares per trading day for 2017 and 262,631 shares per the last 90 trading days through February 23, 2018. There can be no assurance that a more active and liquid market for our common stock will develop or can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares of our common stock at the prevailing market price.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business practices and prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. The publication of any such commentary regarding us in the future may bring about a temporary, or possibly long term, decline in the market price of our common stock. In the past, the publication of commentary regarding us by a self-described short seller has been temporarily associated with the selling of shares of our common stock in the market on a large scale, resulting in a significant decline in the market price per share of our common stock. No assurances can be made that similar declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise.  When the market price of a company’s stock drops significantly, it is not unusual for stockholder lawsuits to be filed or threatened against the company and its board of directors and for a company to suffer reputational damage. Such lawsuits could cause us to incur substantial costs and divert the time and attention of our board and management. In addition, reputational damage to the Company may affect our ability to attract and retain deposits and may cause our deposit costs to increase, which could adversely affect our liquidity and earnings. Reputational damage may also affect our ability to attract and retain loan customers and maintain and develop other business relationships, which could likewise adversely affect our earnings. Negative reports issued by short sellers could also negatively impact our ability to attract and retain employees.

Our ability to pay dividends on our common stock, or repurchase shares of common stock may be limited.

The payment of a cash dividend on common stock will depend largely upon the ability of the Bank, the Company’s principal operating business, to declare and pay dividends to the Company. Payment of dividends on the common stock will also depend upon the Bank’s earnings, financial condition, and need for funds, as well as laws, regulations and governmental policies applicable to the Company and the Bank, which limit the amount of dividends that may be declared. Additionally, under the Basel III Rule, banking institutions that do not meet certain CET1 to risk-weighted asset thresholds may face constraints on its ability to pay dividends and/or effect equity repurchases based on the amount of the shortfall, if any. Refer to “Regulation” under Item 1 and to “Market for Common Stock” under Item 5 for additional information.

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

The Company accounts for goodwill and other intangible assets in accordance with generally accepted accounting principles (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used.  Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

We may not be able to manage future growth and competition.

We have grown rapidly in the past several years, through acquisition and through organic growth. We intend to seek further growth in the level of our assets and deposits and selectively in the number of our branches, both within our existing footprint within the Metropolitan area, although no additional branches are currently anticipated in 2018. We cannot provide any assurance that we will continue to be able to maintain our rate of growth at acceptable risk levels and upon acceptable terms, while managing the costs and implementation risks associated with our growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability, or that we would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect our results of operations, financial condition and stock price.

Our directors and executive officers currently own approximately 7.67% of our outstanding shares of common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of the Company. The results of the vote may be contrary to the desires or interests of the public shareholders.

Our directors and executive officers and their affiliates currently own approximately 7.67% of our outstanding shares of common stock, excluding shares which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.

Substantial regulatory limitations on changes of control and anti-takeover provisions of Maryland law may make it more difficult for shareholders to receive a change in control premium.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of the Company’s voting stock or obtaining the ability to control in any manner the election of a majority of its directors or otherwise direct the management or policies of the Company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Maryland law. Also, the Maryland General Corporation Law, as amended, contains several provisions that may make it more difficult for a third party to acquire control of the Company without the approval of its Board of Directors, and may make it more difficult or expensive for a third party to acquire a majority of its outstanding common stock.

The economic environment continues to pose significant challenges for us and could adversely affect our financial condition and results of operations.

The Company and the Bank are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by some softness in selected segments of the real estate market and constrained financial markets, highlighted by historically low market interest rates. While conditions have improved since the depths of the financial crisis, should declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment re-emerge, such events could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses. The Company may also face the following risks in connection with these events:

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

Historically, we have enjoyed a relatively low level of nonperforming assets and net charge-offs, both in absolute dollars, as a percentage of loans and as compared to many of our peer institutions. As a result of this historical experience, we have incurred a relatively lower loan loss provision expense, which has positively impacted our earnings. However, should a higher portion of our loans become delinquent, or if some of our loans are only partially repaid, we may experience losses for reasons beyond our control. Despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans; (2) the concentration of loans collateralized by commercial real estate; (3) the concentration of higher risk loans, such as commercial real estate, construction and commercial and industrial loans; and (4) the relative lack of seasoning of certain of our loans. As a result, we may not be able to maintain our relatively low levels of nonperforming assets and charge-offs. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

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

Changes in tax laws could have an adverse effect on us, the banking industry, our customers, the value of collateral securing our loans and demand for loans.

The 2017 Tax Act includes a number of provisions which could have an impact on the banking industry, borrowers and the market for single family residential and commercial real estate, and for business borrowing. Among the changes are: lower limits on the deductibility of mortgage interest on single family residential mortgages; limitations on the deductibility of business interest expense; and limitations on the deductibility of property taxes and state and local income taxes. We cannot predict the ultimate impact of these changes. However, such changes may have an adverse effect on the market for and valuation of single family residential properties and commercial real estate, the economics of borrowing by businesses, and on the demand for residential and commercial mortgage and business loans in the future. If home ownership or business borrowing become less attractive, demand for our loans would decrease. The value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of home ownership and borrowing, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Additionally, certain borrowers could become less able to service their debts if these changes become effective. These changes could adversely affect our business, financial condition and results of operations.

Changes in accounting standards could impact reported earnings.

From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that the Company: (i) calculate the allowance for loan losses on the basis of the current expected credit losses over the lifetime of its loans (the “CECL” model), which is expected to be applicable to the Company beginning in 2020; and (ii) record the value of and liabilities relating to operating leases on our balance sheet, which is expected to be applicable beginning in 2019. These changes could adversely affect the Company’s and Bank’s capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics.

Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses, and could result in changes to our allowance. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If we are required to materially increase the level of the allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the Company’s results of operation, financial condition and stock price.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Any failure to maintain effective controls or to timely implement any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation, or cause investors to lose confidence in the Company’s reported financial information, all of which could have a material adverse effect on the Company’s results of operation, financial condition and stock price.

Management reviews and updates our systems of internal control and disclosure controls and procedures, as well as corporate governance policies and procedures, as appropriate. Any system of controls is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition, and results of operations.

Our continued growth depends on our ability to meet minimum regulatory capital levels. Growth and shareholder returns may be adversely affected if sources of capital are not available to help us meet them.

As we grow, we will have to maintain our regulatory capital levels at or above the required minimum levels. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected or we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing shareholders. The significant level of real estate acquisition, development and construction loans in our portfolio, and new loans sought by customers, which may be required to be assigned a higher risk weight, could require us to maintain additional capital for these loans as a result of the higher risk weighting attributed to such loans.

Our results of operations, financial condition and the value of our shares may be adversely affected if we are not able to continue to grow our assets.

Since opening for business in 1998, our asset level, loans and net income available to common shareholders have increased significantly. We may not be able to achieve continued growth in assets levels, loans, or earnings in future years. Moreover, as our asset size, loan portfolio and earnings increase, it may become more difficult to achieve high rates of increase. Additionally, it may become more difficult to achieve continued improvements in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced to date. Declines in the rate of growth of income or assets or deposits, and increases in operating expenses or nonperforming assets may have an adverse impact on the value of the common stock.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels. Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which constituted 34% of our total deposits at December 31, 2017. If we are unable to increase customer deposits in an amount sufficient to fund loan growth, we may be required to rely on other, potentially more expensive, sources of liquidity, such as FHLB borrowings, brokered deposits and repurchase agreements, to fund loan growth, which could adversely affect our earnings, or reduce our rate of growth, which could adversely effect our earnings and stock price.

We also have a significant amount of deposits, which are in excess of the maximum FDIC insurance coverage limits. At any time, customers who have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder, or “too big to fail” or could elect to use other non-deposit funding products, such as repurchase agreements, that would require the Bank to pay higher interest and to provide securities as collateral for the Bank’s repurchase obligation. At December 31, 2017, the Bank had approximately $2.40 billion of deposits that would be uninsured deposits, or 41% of our total deposits.

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

A substantial portion of our loans are secured by real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2017, 84% of our loans were secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $1.40 billion, or 22% of portfolio loans, were land, land development, and construction loans. An additional $1.38 billion, or 21% of portfolio loans, were commercial and industrial loans, which are generally not secured by real estate. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and, as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

In 2017, the Bank originated $619 million and sold $655 million of residential mortgage loans to investors, as compared to $858 million originated and $865 million sold to investors in 2016. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. The 2017 Tax Act includes changes in the treatment of mortgage interest that could make home ownership less attractive, reducing the demand for residential mortgage loans.  Additionally, in many respects, the traditional mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors we cannot be certain that we will be able to continue to maintain or increase the volume or percentage of revenue or net income produced by the residential mortgage business.

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

Litigation and regulatory actions, possibly including enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further we may in the future be subject to regulatory enforcement actions. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, regulatory order or agreement, informal enforcement action, or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in additional litigation, investigations or proceedings as other litigants and/or government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, results of operations and results of operations.

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

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2017, our cumulative net asset sensitive twelve month gap position was +6% of total assets. As such, we expect modest increases of approximately 5.3% and 7.8%, respectively, in projected net interest income and net income over a twelve month period resulting from a 100 basis point increase in rates and our residential mortgage origination and sale volume could decline as interest rates increase. The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.

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

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

Regulators and law enforcement agencies in a number of countries are conducting civil and criminal investigations into whether the banks that contribute to the British Bankers’ Association (the “BBA”) in connection with the calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and the Bank is required to implement substitute indices for the calculation of interest rates under its loan agreements, it may incur additional expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse affect on its results of operations.

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

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.

The banking industry is highly regulated and supervised under federal laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. The Company and Bank are subject to regulation and supervision by the Federal Reserve and the FDIC. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The laws and regulations applicable to the Company and Bank govern a variety of matters, including permissible types, amounts and terms of loans and investments they may make, the maximum interest rate that may be charged, the amount of reserves that must hold against deposits, the types of deposits that may be accepted and the rates that may be paid on such deposits, maintenance of adequate capital and liquidity, changes in control of the Company and Bank, transactions between the Bank and its affiliates, handling of nonpublic information, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition and results of operations. Also, the burden imposed by those laws and regulations may place banks in general, including the Bank in particular, at a competitive disadvantage compared to its non-bank competitors. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

Banks and other financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. Future changes may have a material adverse effect on our business, financial condition and results of operations. Federal regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations to us. Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring it to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations.

In addition, given the current economic and financial environment, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts our ability to implement its strategy and could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of our business differs from our assessment, we may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on our business, financial condition and results of operations.

Our customers and businesses in the Washington, D.C. metropolitan area in general, may be adversely impacted as a result of changes in government spending.

The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. While the Company does not have a significant level of loans to federal government contractors or their subcontractors, the impact of a shutdown of federal government operations, a decline in federal government spending, a reallocation of government spending to different industries or different areas of the country, or a delay in payments to such contractors, could have a ripple effect. Temporary layoffs, staffing freezes, salary reductions or furloughs of government employees or government contractors could have adverse impacts on other businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area, and may indirectly lead to a loss of revenues by the Company’s customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses. Accordingly, such potential federal government actions could lead to increases in past due loans, nonperforming loans, loan loss reserves, and charge-offs, and a decline in liquidity.

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

Our operations, including our transactions with customers, are increasingly conducted via electronic means, and this has increased risks related to cybersecurity.

We are exposed to the risk of cyber-attacks in the normal course of business. In addition, we are exposed to cyber-attacks on vendors and merchants that affect us and our customers. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to identify, protect, detect, respond, and recover from the possible security breach of its information systems and cyber-fraud. While we maintain insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information, and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support our business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and, reputational damage adversely affecting customer or investor confidence.

A breach or interruption of information security or cyber-related threats could negatively affect our earnings.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Although we maintain insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, adversely affecting customer or investor confidence, result in a loss of customer business, subject us to additional regulatory scrutiny and possible regulatory penalties, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

ITEM  1B.                                    UNRESOLVED STAFF COMMENTS

None

ITEM 2.                                                PROPERTIES

All properties out of which the Company operates are leased properties. As of December 31, 2017, the Company and its subsidiaries operated out of 30 leased facilities; 20 of which are leased for branch offices in the Washington, D.C. metropolitan area: six in Suburban, Maryland; nine located in Northern Virginia; and five in the District of Columbia.

Maryland Branch Locations:

Bethesda

7815 Woodmont Avenue

Bethesda, Maryland 20814

Chevy Chase

5480 Wisconsin Avenue

Chevy Chase, Maryland 20815

Park Potomac

12505 Park Potomac Avenue

Potomac, Maryland 20854

Shady Grove

9600 Blackwell Road

Rockville, Maryland 20850

Silver Spring

8665-B Georgia Avenue

Silver Spring, Maryland 20910

Twinbrook

12300 Twinbrook Parkway

Rockville, Maryland 20852

Virginia Branch Locations:

Ballston

4420 N. Fairfax Drive

Arlington, Virginia 22203

Chantilly

13986 Metrotech Drive

Chantilly, Virginia 20151

Dulles Town Center

45745 Nokes Boulevard

Sterling, Virginia 20166

Fairfax

11166 Fairfax Boulevard

Fairfax, Virginia 22030

Merrifield

2905 District Avenue

Fairfax, Virginia 22031

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

3143 N Street, NW

Washington, D.C. 20007

K Street

2001 K Street, NW,

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

Residential Lending Center

8245 Boone Boulevard, Suite 820

Tysons Corner, Virginia 22182

Other Properties:

Operation Centers

11961, 11931, and 12200 Tech Road

Silver Spring, Maryland 20904

Administration Center

6010 Executive Boulevard, Suite 800

Rockville, Maryland 20852

ITEM 3.                                                LEGAL PROCEEDINGS

From time to time the Company and its subsidiaries are participants in various legal proceedings incidental to their business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY

Market for Common Stock.  The Company’s common stock is listed for trading on the NASDAQ Capital Market under the symbol “EGBN.” Over the twelve month period ended December 31, 2017, the average daily trading volume amounted to approximately 155,771 shares, an increase from approximately 119,208 shares over the twelve month period ended December 31, 2016. No assurance can be given that a more active trading market will develop or can be maintained. The following table sets forth the high and low sale prices for the common stock during each calendar quarter during the last two fiscal years. No cash dividends for common shareholders were declared during such periods.  As of February 9, 2018, there were 34,218,348 shares of common stock outstanding, held by approximately 747 shareholders of record. Based on the most recent mailings, the Company believes beneficial shareholders number approximately 17,118.

	2017		2016
Quarter	High	Low	High	Low
First	$64.00	$55.95	$51.10	$43.75
Second	$64.30	$54.60	$52.25	$44.55
Third	$68.10	$60.10	$53.00	$46.00
Fourth	$69.80	$46.20	$64.95	$47.20

Dividends. The Company does not currently pay a cash dividend on its common stock.

The payment of a cash dividend on common stock will depend largely upon the ability of the Bank, the Company’s principal operating business, to declare and pay dividends to the Company. Payment of dividends on the common stock will also depend upon the Bank’s earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank.

Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval.  Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus.  Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies.  At December 31, 2017 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

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

Issuer Repurchase of Common Stock. No shares of the Company’s common stock were repurchased by or on behalf of the Company during 2017 or 2016.

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for “Securities Authorized for Issuance Under Equity Compensation Plans.”

Stock Price Performance. The following table compares the cumulative total return on a hypothetical investment of $100 in the Company’s common stock on December 31, 2012 through December 31, 2017, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the KBW Regional Banking Index for the comparable period, including reinvestment of dividends. During 2017, the Company replaced the NASDAQ Bank index in the performance graph below with the KBW Regional Banking Index because our data provider no longer provides NASDAQ Bank index data to its clients. The NASDAQ Bank index includes a broad range of financial services companies listed on the Nasdaq Stock Market, while the KBW Regional Banking Index seeks to reflect the performance of publicly traded companies that do business as regional banks or thrifts listed on all U.S. stock markets.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Eagle Bancorp,Inc.	100.00	168.72	195.65	278.00	335.73	318.93
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
KBW NASDAQ Regional Banking	100.00	146.85	150.41	159.31	221.46	225.34

ITEM 6.                SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the Company. It should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 42 and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Use of Non-GAAP Financial Measures

The information set forth below contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “efficiency ratio (adjusted for merger expenses),” and “return on average common equity.” Management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

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

	Years Ended December 31,
(dollars in thousands except per share data)	2017	2016	2015	2014	2013
Balance Sheets - Period End
Securities	$589,268	$538,108	$504,772	$404,903	$389,405
Loans held for sale	25,096	51,629	47,492	44,317	42,030
Loans	6,411,528	5,677,893	4,998,368	4,312,399	2,945,158
Allowance for credit losses	64,758	59,074	52,687	46,075	40,921
Intangible assets, net	107,212	107,419	108,542	109,908	3,510
Total assets	7,479,029	6,890,096	6,075,577	5,246,684	3,771,503
Deposits	5,853,984	5,716,114	5,158,444	4,310,768	3,225,414
Borrowings	618,466	285,390	141,284	279,224	119,771
Total liabilities	6,528,591	6,047,297	5,336,976	4,625,925	3,377,640
Preferred shareholders’ equity	—	—	—	71,900	56,600
Common shareholders’ equity	950,438	842,799	738,601	548,859	337,263
Total shareholders’ equity	950,438	842,799	738,601	620,759	393,863
Tangible common equity (1)	843,226	735,380	630,059	438,951	333,753

Statements of Operations
Interest income	$324,034	$285,805	$253,180	$191,573	$157,294
Interest expense	40,147	27,640	19,238	13,095	12,504
Provision for credit losses	8,971	11,331	14,638	10,879	9,602
Noninterest income	29,372	27,284	26,628	18,345	24,716
Noninterest expense (2)	118,552	115,016	110,716	99,728	84,579
Income before taxes	185,736	159,102	135,216	86,216	75,325
Income tax expense (7)	85,504	61,395	51,049	31,958	28,318
Net income (2) (7)	100,232	97,707	84,167	54,258	47,007
Preferred dividends	—	—	601	614	566
Net income available to common shareholders (2) (7)	100,232	97,707	83,566	53,644	46,441
Total Revenue	313,259	285,449	260,570	196,823	169,506

	Years Ended December 31,
(dollars in thousands except per share data)	2017	2016	2015	2014	2013
Per Common Share Data (3)
Net income, basic (2) (7)	$2.94	$2.91	$2.54	$2.01	$1.81
Net income, diluted (2) (7)	2.92	2.86	2.50	1.95	1.76
Book value (7)	27.80	24.77	22.07	18.21	13.03
Tangible book value (4) (7)	24.67	21.61	18.83	14.56	12.89
Common shares outstanding	34,185,163	34,023,850	33,467,893	30,139,396	25,885,863
Weighted average common shares outstanding, basic	34,138,536	33,587,254	32,836,449	26,683,759	25,726,062
Weighted average common shares outstanding, diluted	34,320,639	34,181,616	33,479,592	27,550,978	26,358,611
Ratios
Net interest margin	4.15%	4.16%	4.33%	4.44%	4.30%
Efficiency ratio (2) (5)	37.84%	40.29%	42.49%	50.67%	49.90%
Return on average assets (2) (7)	1.41%	1.52%	1.49%	1.31%	1.37%
Return on average common equity (2) (7)	11.06%	12.27%	12.32%	13.50%	14.60%
CET1 capital (to risk weighted assets) (6)	11.23%	10.80%	10.68%	—	—
Total capital (to risk weighted assets)	15.02%	14.89%	12.75%	12.97%	13.01%
Tier 1 capital (to risk weighted assets)	11.23%	10.80%	10.68%	10.39%	11.53%
Tier 1 capital (to average assets)	11.45%	10.72%	10.90%	10.69%	10.93%
Tangible common equity ratio	11.44%	10.84%	10.56%	8.54%	8.86%

Asset Quality
Nonperforming assets and loans 90+ past due	$14,632	$20,569	$19,091	$35,667	$33,927
Nonperforming assets and loans 90+ past due to total assets	0.20%	0.30%	0.31%	0.68%	0.90%
Nonperforming loans to total loans	0.21%	0.31%	0.26%	0.52%	0.84%
Allowance for credit losses to loans	1.01%	1.04%	1.05%	1.07%	1.39%
Allowance for credit losses to nonperforming loans	489.20%	330.49%	397.95%	205.30%	165.66%
Net charge-offs	$3,286	$4,945	$8,026	$5,724	$6,173
Net charge-offs to average loans	0.06%	0.09%	0.17%	0.17%	0.23%

(1)   Tangible common equity, a non-GAAP financial measure, is defined as total common shareholders’ equity reduced by goodwill and other intangible assets.

(2)   The reported figure includes the effect of $4.7 million of merger related expenses ($3.5 million net of tax), or $0.14 per diluted share, for the year ended December 31, 2014.

(3)   Presented giving retroactive effect to the 10% stock dividend paid on the common stock on June 14, 2013.

(4)   Tangible book value per common share, a non-GAAP financial measure, is defined as tangible common shareholders’ equity divided by total common shares outstanding.

(5)   Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(6)   Not applicable to fiscal years prior to 2015.

(7)   The reported figure includes one time charges to reduce the carrying value of net deferred tax assets by $14.6 million, required as a result of the reduction in corporate income tax rates to 21% in the 2017 Tax Act. As the magnitude of the net deferred tax asset revaluation distorts the operational results of the Company, we present in the GAAP reconciliation below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations certain performance ratios excluding the effect of the net deferred tax asset revaluation during the year ended December 31, 2017. We believe this information is important to enable shareholders and other interested parties to assess the core operational performance of the Company.

Non-GAAP Reconciliation (Unaudited)	Years Ended December 31,
(dollars in thousands except per share data)	2017	2016	2015	2014	2013

Common shareholders’ equity	$950,438	$842,799	$738,601	$548,859	$337,263
Less: Intangible assets	(107,212)	(107,419)	(108,542)	(109,908)	(3,510)
Tangible common equity	$843,226	$735,380	$630,059	$438,951	$333,753

Book value per common share	$27.80	$24.77	$22.07	$18.21	$13.03
Less: Intangible book value per common share	(3.13)	(3.16)	(3.24)	(3.65)	(0.14)
Tangible book value per common share	$24.67	$21.61	$18.83	$14.56	$12.89

Non-GAAP Reconciliation (Unaudited)	Year Ended	Year Ended
(dollars in thousands except per share data)	December 31, 2017	December 31, 2016
Common shareholders’ equity	$950,438	$842,799
Less: Intangible assets	(107,212)	(107,419)
Tangible common equity	$843,226	$735,380

Book value per common share	$27.80	$24.77
Less: Intangible book value per common share	(3.13)	(3.16)
Tangible book value per common share	$24.67	$21.61

Total assets	$7,479,029	$6,890,096
Less: Intangible assets	(107,212)	(107,419)
Tangible assets	$7,371,817	$6,782,677
Tangible common equity ratio	11.44%	10.84%

Eagle Bancorp, Inc.

GAAP Reconciliation (Unaudited)

(dollars in thousands except per share data)

	Year Ended December 31, 2017
	GAAP	Change	Non-GAAP
Income Statements:
Income tax expense	85,504	(14,588)	70,916
Net income	$100,232	(14,588)	$114,820

Earnings Per Common Share
Basic	$2.94	$0.43	$3.36
Diluted	$2.92	$0.42	$3.35

Performance Ratios (annualized):
Return on average assets	1.41%		1.62%
Return on average common equity	11.06%		12.67%

	As of December 31, 2017
	GAAP	Change	Non-GAAP
Assets
Deferred income taxes	28,770	14,588	43,358
Total Assets	$7,479,029	$14,588	$7,493,617

Shareholders’ Equity
Retained earnings	431,544	14,588	446,132
Total Shareholders’ Equity	950,438	14,588	965,026
Total Liabilities and Shareholders’ Equity	$7,479,029	14,588	$7,493,617

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company. The Company’s primary subsidiary is the Bank, and the Company’s other direct and indirect operating subsidiaries are Bethesda Leasing, LLC, Eagle Insurance Services, LLC, and ECV.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.

Caution About Forward Looking Statements. This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phases of similar meaning. These forward looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward looking statements.

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

•       The willingness of customers to substitute competitors’ products and services for our products and services;

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

•       Cybersecurity breaches, threats, and cyber-fraud that cause the Bank to sustain financial losses;

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

•       The factors discussed under the caption “Risk Factors” in this report.

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

GENERAL

The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating nineteen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twenty branch offices, including nine in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C.

The Bank offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. The Company originates multifamily FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (“Ginnie Mae”) MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and generally retains the servicing rights.  Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages other real estate owned (“OREO”) assets.  Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with third parties.

As 2017 began, expectations were high that the Federal Reserve Open Market Committee (FOMC) would begin moving short-term interest rates higher and they adjusted the Fed Funds Target rate up by 25 bps three times over the course of the year.  They also announced their plans for reducing the Federal Reserve’s balance sheet as US Treasuries and Mortgage Backed Securities mature and that cash flow is not reinvested.  Actual GDP growth for 2017 in the U.S. was below 3% expectations, with the final quarter of 2017 registering just 2.6% growth. Worldwide GDP growth continued to be generally weak due to sluggish growth in advanced economies, low commodity prices, weak global trade, and weakening capital flows. The 2017 U.S. official unemployment rate declined to 4.1% by year-end. 2017 saw steady job growth, modest wage growth and a steady labor force participation level. These fundamentals were factored into the Federal Reserve Board’s monetary policy, which increased short-term interest rates by 75 basis points from a target range between 50 and 75 basis points at the beginning of 2017, to between 125 and 150 basis points at the end of 2017, after three rate hikes by the FOMC in 2017.

Longer-term U.S. interest rates averaged higher in 2017, with the ten year U.S. Treasury rate averaging 2.33% in 2017 versus 1.83% in 2016. The yield curve continued to flatten (two year versus ten year U.S. Treasury rates) slightly during 2017 as the front end of the yield curve rose faster than the long end.  Lower long-term interest rates were partly a function of attractive yields in  U.S. Treasury securities relative to European bonds, as there remained some perceived weaknesses in European Central Bank (“ECB”) economies generally, along with geopolitical risks. Energy prices (oil and natural gas) after a period of low prices in 2016, continued a steady climb over the course of 2017.  Inflationary factors remained below the FOMC’s target rate of 2.00% throughout 2017.

As the ten year U.S. Treasury rate remained in a range of 2.13%-2.50% for most of 2017, the volume of residential mortgage lending began to taper towards the end of the year. Overall, real estate values were stable to increasing in 2017 as interest rates remained historically low and job growth and personal income levels rose modestly. Political gridlock continued in Washington, D.C. over concerns of public debt and deficits, tax policy and spending levels, although major corporate and personal tax reform was passed late in the year and resulted in the hopeful expectation for more expansive economic growth through increased business activities and consumer spending, while deficit spending considerations of that reform remain a point of serious concern.

The Company’s primary market, the Washington, D.C. metropolitan area, has largely been relatively less impacted by recessionary forces than other parts of the country, due to good growth in the private sector along with increased government spending, and this was no different in 2017. Private sector growth was attributable in part to a diverse economy including a large healthcare component, substantial business services, and a highly educated work force.

During 2017, the Company enhanced its marketplace positioning by remaining proactive in growing client relationships. The Company has had the financial resources to meet, and has remained committed to meeting, the credit needs of its community, resulting in continued growth in the Bank’s loan portfolio during 2017. Furthermore, the Company’s capital position was enhanced in 2017 by very strong and consistent earnings on an operating basis. The Company believes its strategy of remaining growth-oriented, retaining talented staff and maintaining focus on seeking quality lending and deposit relationships has proven successful and is evidenced in its financial and performance ratios. Additionally, the Company believes such focus and strategy of relationship building has fostered future growth opportunities, as the Company’s reputation in the marketplace has continued to grow. At December 31, 2017, the Company had total assets of approximately $7.48 billion, total loans of $6.41 billion, total deposits of $5.85 billion and twenty branches in the Washington, D.C. metropolitan area.

Operating in the more competitive economic environment of 2017, the Bank was able to produce solid growth in loans. Additionally, the Bank was able to grow its net interest spread earnings substantially, maintain an above average net interest margin, retain a strong position regarding asset quality, and generate enhanced operating leverage due to its seasoned and professional staff. The Company increased its net income on an operating basis in each quarter of 2017, continuing a trend of consecutive quarterly increases on an operating basis dating back to the first quarter of 2009.

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

Investment Securities

The fair values and the information used to record valuation adjustments for investment securities available-for-sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company’s investment portfolio is categorized as available-for-sale with unrealized gains and losses net of income tax being a component of shareholders’ equity and accumulated other comprehensive income (loss).

Business Combinations

Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition. Adjustments to fair value for credit and current interest rate considerations at the date of acquisition are subsequently amortized to interest income and interest expense based on the remaining life of the asset or liability. Ongoing assessments of fair value are made at each balance sheet date.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets and MSR’s that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.

Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually. The Company performs impairment testing during the fourth quarter of each year or when events or changes in circumstances indicate the assets might be impaired.

The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables.  Based on the results of qualitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2017. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Accounting for Income Taxes

The Company accounts for income taxes by recording deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company’s accounting policy follows the prescribed authoritative guidance that a minimal probability threshold of a tax position must be met before a financial statement benefit is recognized. The Company recognized, when applicable, interest and penalties related to unrecognized tax benefits in other non-interest expenses in the Consolidated Statements of Operations. Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the applicable reporting and accounting requirements.

Management expects that the Company’s adherence to the required accounting guidance may result in volatility in quarterly and annual effective income tax rates due to the requirement that any change in judgment or measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

RESULTS OF OPERATIONS

Overview

For the year ended December 31, 2017, operating earnings exclude one time charges to reduce the carrying value of net deferred tax assets by $14.6 million, required as a result of the reduction in corporate income tax rates to 21% in the 2017 Tax Act. While the Company’s earnings beginning in 2018 will benefit from the lower corporate income tax marginal rates due to the 2017 Tax Act, companies are required to revalue their net deferred tax positions as of December 31, 2017 at the lower federal income tax rates. Since the new law was enacted on December 22, 2017, this revaluation was accounted for in the fourth quarter of 2017 through adjustments to Income tax expense on the Consolidated Statement of Operation. The Company’s net deferred tax asset position revaluation is attributable primarily to the timing difference created by the allowance for loan losses being deductible at the lower U.S. corporate income tax rate beginning in 2018, as opposed to the higher rates in effect through December 31, 2017.

Where appropriate, parenthetical references refer to operating earnings, which the Company believes are more relevant comparisons to prior period results of operations. Reconciliations of GAAP earnings to operating earnings are contained in the tables on page 41.

For the year ended December 31, 2017, the Company’s net income was $100.2 million ($114.8 million on an operating basis), a 3% increase (18% increase on an operating basis) over the $97.7 million for the year ended December 31, 2016.

Net income per basic and diluted common share for the year ended December 31, 2017 was $2.94 and $2.92, respectively ($3.36 per basic common share and $3.35 per diluted common share on an operating basis), as compared to $2.91 per basic common share and $2.86 per diluted common share for 2016, an increase of 1% per basic common share and 2% per diluted common share (16% on an operating basis per basic common share and 17% per diluted common share).

For the year ended December 31, 2017, the Company reported an annualized return on average assets (“ROAA”) of 1.41% (1.62% on an operating basis) as compared to 1.52% for the year ended December 31, 2016. The annualized ROACE for the year ended December 31, 2017 was 11.06% (12.67% on an operating basis), as compared to 12.27% for the year ended December 31, 2016.

The Company’s earnings are largely dependent on net interest income, the difference between interest income and interest expense, which represented 91% and 90% of total revenue (defined as net interest income plus noninterest income) for the full year of 2017 and 2016, respectively.

The net interest margin, which measures the difference between interest income and interest expense (i.e., net interest income) as a percentage of average earning assets, decreased 1 basis point from 4.16% for the year ended December 31, 2016 to 4.15% for the year ended December 31, 2017. Average earning asset yields increased by 13 basis points (4.60% to 4.73%) for the year ended December 31, 2017 compared to the same period in 2016, while the cost of interest bearing liabilities increased by 25 basis points (to 0.94% from 0.69%). For 2017, in spite of competitive factors the Company has been able to increase its loan portfolio yields relative to 2016 levels (5.17% versus 5.11%) due to disciplined loan pricing practices.

For the year ended December 31, 2017, the net interest spread decreased by 12 basis points (to 3.79% from 3.91%) as compared to 2016, due primarily to an increase in the average cost of interest bearing liabilities. The cost of interest bearing liabilities increased in 2017 largely as a result of increased competition for deposits within our market area. Overall, the Company believes its deposit mix and cost of funds remain favorable. The benefit of noninterest sources funding earning assets increased by 11 basis points to 36 basis points for the year ended December 31, 2017 as compared to 25 basis points for the year ended December 31, 2016 as a result of a favorable mix of noninterest bearing deposits as the percentage of noninterest deposits relative to total deposits increased to 34% from 31% for the same period in 2016.

The combination of a 12 basis point decrease in the net interest spread and an 11 basis point increase in the value of noninterest sources resulted in the 1 basis point decrease in the net interest margin for the year ended December 31, 2017 as compared to the same period in 2016.

The Company believes it has effectively managed its net interest margin and net interest income during 2017 as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance during the past year as net interest income represented 91% of the Company’s total revenue for the year ended December 31, 2017.

The provision for credit losses was $9.0 million for the year ended December 31, 2017 as compared to $11.3 million for the year ended December 31, 2016. Net charge-offs of $3.3 million during 2017 represented an annualized 0.06% of average loans, excluding loans held for sale, as compared to $4.9 million or an annualized 0.09% of average loans, excluding loans held for sale, in 2016.

At December 31, 2017, the allowance for credit losses represented 1.01% of loans outstanding, as compared to 1.04% at December 31, 2016. The allowance for credit losses represented 489% of nonperforming loans at December 31, 2017, as compared to 330% at December 31, 2016.

Total noninterest income for the year ended December 31, 2017 increased to $29.4 million from $27.3 million for the year ended December 31, 2016, an 8% increase.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, remained favorable at 37.84% for the year ended December 31, 2017 as compared to 40.29% for the same period in 2016. Total noninterest expenses totaled $118.6 million for the year ended December 31, 2017, as compared to $115.0 million for the year ended December 31, 2016, a 3% increase. As a percentage of average assets, total noninterest expense was 1.67% for the year of 2017 as compared to 1.79% for the same period in 2016.

The ratio of common equity to total assets increased from 12.23% at December 31, 2016 to 12.71% at December 31, 2017 due to growth from earnings. As discussed in the “Capital Resources and Adequacy” section, the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

Net interest income in 2017 was $283.9 million compared to $258.2 million in 2017 and $233.9 million in 2015.

For the year ended December 31, 2017, net interest income increased 10% over the same period for 2016. Average loans increased $601.3 million (11%) and average deposits increased by $418.4 million (8%). The net interest margin was 4.15% for the year ended December 31, 2017, as compared to 4.16% for the same period in 2016. The Company has been able to improve its loan yields in 2017 as compared to 2016 levels due to disciplined loan pricing practices, and has managed its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the years ended December 31, 2017, 2016 and 2015. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that the net interest margin provides a better measurement of performance. The net interest margin (as compared to the net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest bearing deposits with other
banks and other short-term investments	$313,296	$3,258	1.04%	$341,574	$1,654	0.48%	$309,172	$732	0.24%
Loans held for sale	35,813	1,400	3.91%	53,590	1,903	3.55%	44,533	1,671	3.75%
Loans (1) (2)	5,939,985	307,111	5.17%	5,338,716	272,585	5.11%	4,594,395	240,669	5.24%
Investment securities available for sale (2)	557,049	12,214	2.19%	468,773	9,629	2.05%	445,986	10,092	2.26%
Federal funds sold	7,672	52	0.68%	7,950	34	0.43%	6,812	16	0.23%
Total interest earning assets	6,853,815	324,035	4.73%	6,210,603	285,805	4.60%	5,400,898	253,180	4.69%

Noninterest earning assets	296,562			282,060			278,480
Less: allowance for credit losses	61,166			55,889			48,811
Total noninterest earning assets	235,396			226,171			229,669
Total Assets	$7,089,211			$6,436,774			$5,630,567

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing transaction	$369,953	$1,537	0.42%	$251,954	$646	0.26%	$182,518	$291	0.16%
Savings and money market	2,739,776	17,284	0.63%	2,728,347	12,038	0.44%	2,425,286	8,185	0.34%
Time deposits	799,816	8,465	1.06%	769,801	6,564	0.85%	774,943	5,867	0.76%
Total interest bearing deposits	3,909,545	27,286	0.70%	3,750,102	19,248	0.51%	3,382,747	14,343	0.42%
Customer repurchase agreements and federal funds purchased	73,237	197	0.27%	77,833	167	0.21%	59,141	132	0.22%
Other short-term borrowings	65,416	748	1.13%	29,376	732	2.45%	27,659	86	0.31%
Long-term borrowings	216,724	11,916	5.42%	133,023	7,493	5.54%	81,310	4,677	5.67%
Total interest bearing liabilities	4,264,922	40,147	0.94%	3,990,334	27,640	0.69%	3,550,857	19,238	0.54%

Noninterest bearing liabilities:
Noninterest bearing demand	1,878,120			1,619,159			1,314,516
Other liabilities	40,000			30,881			26,726
Total noninterest bearing liabilities	1,918,120			1,650,040			1,341,242

Shareholders’ equity	906,169			796,400			738,468
Total Liabilities and Shareholders’ Equity	$7,089,211			$6,436,774			$5,630,567

Net interest income		$283,888			$258,165			$233,942
Net interest spread			3.79%			3.91%			4.15%
Net interest margin			4.15%			4.16%			4.33%
Cost of funds			0.58%			0.44%			0.36%

(1) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $18.1 million, $16.1 million, and $12.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

(2) Interest and fees on loans and investments exclude tax equivalent adjustments.

Rate/Volume Analysis of Net Interest Income

The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in both 2017 as compared to 2016 and 2016 as compared to 2015 was a function of an increase in the volume of earning assets.

	2017 compared with 2016			2016 compared with 2015
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$30,700	$3,826	$34,526	$38,990	$(7,074)	$31,916
Loans held for sale	(631)	128	(503)	340	(108)	232
Investment securities	1,813	772	2,585	516	(979)	(463)
Interest bearing bank deposits	(137)	1,741	1,604	77	845	922
Federal funds sold	(1)	19	18	3	15	18
Total interest income	31,744	6,486	38,230	39,926	(7,301)	32,625

Interest paid on
Interest bearing transaction	303	588	891	111	244	355
Savings and money market	50	5,196	5,246	1,023	2,830	3,853
Time deposits	256	1,645	1,901	(39)	736	697
Customer repurchase agreements	(10)	40	30	42	(7)	35
Other borrowings	5,613	(1,174)	4,439	2,980	482	3,462
Total interest expense	6,212	6,295	12,507	4,117	4,285	8,402

Net interest income	$25,532	$191	$25,723	$35,809	$(11,586)	$24,223

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

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside loan review consultant, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption “Critical Accounting Policies” for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table at page 61 which reflects activity in the allowance for credit losses.

The allowance for credit losses increased $5.7 million as of December 31, 2017 as compared to December 31, 2016, reflecting $9.0 million in provision for credit losses and $3.3 million in net charge-offs during 2017.  The provision for credit losses was $9.0 million for the year ended December 31, 2017 as compared to $11.3 million for the year ended December 31, 2016. The lower provisioning during 2017, as compared to 2016, is due to lower net-charge-offs. Net charge-offs of $3.3 million during 2017 represented an annualized 0.06% of average loans, excluding loans held for sale, as compared to $4.9 million or an annualized 0.09% of average loans, excluding loans held for sale, in 2016. Net charge-offs during 2017 were attributable primarily to construction - commercial and residential ($1.7 million) and commercial real estate loans ($1.4 million).

At December 31, 2017 the allowance for credit losses represented 1.01% of loans outstanding, as compared to 1.04% at December 31, 2016. The slight decline in the ratio of the allowance for credit losses to total loans was due to lower net charge-offs. The allowance for credit losses represented 489% of nonperforming loans at December 31, 2017, as compared to 330% at December 31, 2016.

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

Total noninterest income for the year ended December 31, 2017 was $29.4 million as compared to $27.3 million for the year ended December 31, 2016, an 8% increase. This increase was primarily due to revenue associated with the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities of $2.5 million together with a $1.2 million nonrecurring adjustment to a tax credit investment balance resulting from the reversal of excess write downs in prior years. These increases were partially offset by fewer sales and related gain on sales of both SBA loans ($808 thousand) and residential mortgage loans ($2.0 million). There were $542 thousand of investment securities gains recorded for the year of 2017, as compared to $1.2 million of investment securities gains for the year of 2016. Noninterest income was $28.8 million for the year ended December 31, 2017, as compared to $26.1 million for the same period in 2016, excluding gains on sales of investment securities, an 11% increase.

For the year ended December 31, 2017, service charges on deposit accounts increased $543 thousand to $6.4 million from $5.8 million for the same period in 2016, an increase of 9%, due primarily to growth in the number of accounts.

Gain on sale of loans consists of gains on the sale of SBA and residential mortgage loans. For the year ended December 31, 2017, gain on sale of loans decreased from $11.6 million to $9.3 million compared to the same period in 2016.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of residential mortgage loans yielded gains of $7.8 million for the year ended December 31, 2017 compared to $9.8 million in the same period in 2016, due to lower origination volume ($608.5 million for 2017 versus $857.6 million in 2016) and lower sales volume ($638.2 in 2017 versus $853.5 million in 2016). Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. The reserve amounted to $73 thousand at December 31, 2017 and is included in other liabilities on the Consolidated Balance Sheets. There were no repurchases due to fraud by the borrower during the year ended December 31, 2017. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $1.5 million for the year ended December 31, 2017 compared to $1.8  million for the same period in 2016. Activity in SBA loan sales to secondary markets can vary widely from year to year.

Other income totaled $11.7 million for the year ended December 31, 2017 as compared to $7.2 million for the same period in 2016, an increase of 64%. This increase was primarily due to revenue associated with the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities of $2.5 million together with a $1.2 million nonrecurring adjustment to a tax credit investment balance resulting from the reversal of excess write downs in prior years, $454 thousand higher prepayment fees within noninterest loan fees, and $269 thousand of premium and servicing income resulting from the portfolio sale of $44.3 million in residential mortgages and HELOC’s out of the loan portfolio during 2017. There was no income related to portfolio sales of residential mortgages during 2016. ATM fees decreased from $1.5 million for the year ended December 31, 2016, to $1.4 million for the year ended December 31, 2017, a 4% decrease. SBA servicing fees increased from $286 thousand for the year ended December 31, 2016 to $293 thousand for the year ended December 31, 2017, a 2% increase. Noninterest loan fees increased from $3.1 million for the year ended December 31, 2016 to $3.6 million for the same period in 2017, a 16% increase. Noninterest loan fees relate primarily to the collection of prepayment and commitment fees.

Net investment gains amounted to $542 thousand for the year ended December 31, 2017 compared to $1.2 million for the year ended December 31, 2016. Net investment gains were realized in 2017 in order to shorten the duration of the portfolio, to lower the exposure to municipalities, and to provide liquidity for loan fundings in periods where deposit growth was lagging.

Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At December 31, 2017, the Company had no funds advanced outstanding under FHA mortgage loan servicing agreements. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance premiums, merger expenses, and other expenses.

Total noninterest expenses totaled $118.6 million for the year ended December 31, 2017, as compared to $115.0 million for the year ended December 31, 2016, a 3% increase.

Salaries and employee benefits were $67.1 million for the year ended December 31, 2017, as compared to $67.0 million for the same period in 2016, an increase of less than 1%. Cost increases for salaries and benefits were modest due to new hires and merit increases, which were effectively offset by decreases in employee benefit costs due to the prior year acceleration of restricted stock awards, lower incentive compensation accruals and lower health care costs. At December 31, 2017, the Company’s full time equivalent staff numbered 466, as compared to 469 at December 31, 2016.

Premises and equipment expenses amounted to $15.6 million for the year ended December 31, 2017 as compared to $15.1 million for the same period in 2016, a 3% increase. For the year ended December 31, 2017, premises and equipment expenses were higher due primarily to higher depreciation expense associated with the expansion of our IT infrastructure. For the year ended December 31, 2017, the Company recognized $455 thousand of sublease revenue as compared to $579 thousand for the same period in 2016. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses increased from $3.5 million for the year ended December 31, 2016 to $4.1 million for 2017, an increase of 17%, due primarily to increased digital and print advertising spend.

Data processing expenses increased from $7.7 million for the year ended December 31, 2016 to $8.2 million for 2017, an increase of 6% due to increased fees associated with higher volumes and rates.

Legal, accounting and professional fees increased from $3.7 million for the years ended December 31, 2016 to $5.1 million for 2017 primarily due to consulting services and enhanced IT risk management.

FDIC insurance premiums decreased $164 thousand to $2.6 million for the year ended December 31, 2017, a decrease of 6% compared to 2016.

Other expenses increased to $15.9 million for the year ended December 31, 2017 from $15.3 million for the same period in 2016, an increase of 4%. The major components of cost in this category include broker fees, franchise tax, core deposit intangible amortization, insurance expenses, and director compensation.  The increase for the year ended December 31, 2017 compared to the same period in 2016 was due to numerous factors. Cost control remains a significant operating objective of the Company.

Income Tax Expense

The Company recorded income tax expense of $85.5 million ($70.9 million on an operating basis) in 2017 compared to $61.4 million in 2016, resulting in an effective tax rate of 46.0% (38.2% on an operating basis) and 38.6%, respectively. During the year ended December 31, 2017, the effective tax rate was 46.0% compared to 38.6% for the year ended December 31, 2016.  The higher effective tax rate for the year ended December 31, 2017 reflects an income tax charge of $14.6 million related to the re-measurement of the Company’s deferred tax assets and deferred tax liabilities at the new expected effective tax rate due to the reduction in corporate income tax rates to 21% in the 2017 Tax Act. Adjustments may be made in future periods to these estimates as we continue to obtain, prepare and analyze information about facts and circumstances that existed as of the enactment date of the 2017 Tax Act, if known, would have affected the income tax effects reported as provisional amounts until the filling of the 2017 tax returns which is expected in the third quarter of 2018. We are currently estimating that our effective tax rate for 2018 will be in the range of 25% to 26% however, that estimated effective tax rate is subject to change as further authoritative interpretation and guidance regarding the Tax Act becomes available.

The lower effective tax rate on an operating basis for 2017 was due to tax credit investments, a lower state income tax apportionment factor, and the adoption of the new accounting guidance for share-based transactions. That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized as income tax expense or benefits in the income statement. Previously, tax effects resulting from changes in the Company’s stock price subsequent to the grant date were recorded directly to shareholders’ equity at the time of vesting or exercise. The adoption of this new standard (ASU 2016-09) resulted in a net $460 thousand, or $0.01 per basic common share, reduction to income tax expense for the year ended December 31, 2017.

BALANCE SHEET ANALYSIS

Overview

At December 31, 2017, total assets were $7.48 billion, compared to $6.89 billion at December 31, 2016, a 9% increase. Total loans (excluding loans held for sale) were $6.41 billion at December 31, 2017 compared to $5.68 billion at December 31, 2016, a 13% increase. Total deposits were $5.85 billion at December 31, 2017, compared to deposits of $5.72 billion at December 31, 2016, a 2% increase. Loans held for sale amounted to $25.1 million at December 31, 2017 as compared to $51.6 million at December 31, 2016, a 51% decrease.

The investment portfolio totaled $589.3 million at December 31, 2017, a 10% increase from the $538.1 million balance at December 31, 2016.Total borrowed funds (excluding customer repurchase agreements) were $541.9 million at December 31, 2017 as compared to $216.5 million at December 31, 2016, a 150% increase, due to $325.0 million in FHLB advances borrowed as part of the overall asset liability strategy and to support loan growth.

Total shareholders’ equity at December 31, 2017 increased 13%, to $950.4 million, from $842.8 million at December 31, 2016. The increase in shareholders’ equity from December 31, 2016 was primarily due to increased retained earnings.

Growth in retained earnings has enhanced the Company’s capital position well in excess of regulatory requirements for well capitalized status. The total risk based capital ratio was 15.02% at December 31, 2017, as compared to 14.89% at December 31, 2016. In addition, the tangible common equity ratio was 11.44% at December 31, 2017, compared to 10.84% at December 31, 2016. The ratio of common equity to total assets was 12.71% at December 31, 2017 as compared to 12.23% at December 31, 2016.

Investment Securities Available-for-Sale and Short-Term Investments

The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company’s investment securities categorized as “available-for-sale” (“AFS”). The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders’ equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2017, the Company had a net unrealized loss in AFS securities of $5.1 million with a deferred tax asset of $2.0 million, as compared to a net unrealized loss in AFS securities of $3.3 million at December 31, 2016, with a deferred tax asset of $1.3 million.

The AFS portfolio is comprised of U.S. agency securities (26% of AFS securities) with an average duration of 3.6 years, seasoned mortgage backed securities that are 100% agency issued (62% of AFS securities) which have an average expected life of 4.35 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (11% of AFS securities) which have an average duration of 4.5 years, corporate bonds (2% of AFS securities) which have an average duration of 5.1 years, and equity investments which comprise less than 1% of AFS securities. The equity investment consists of common stock of two community banking companies with an estimated fair value of $218 thousand. Ninety eight percent of the investment securities which are debt instruments are rated AAA or AA or have the implicit guarantee of the U.S. Treasury.

At December 31, 2017, the investment portfolio amounted to $589.3 million as compared to $538.1 million at December 31, 2016, an increase of 10%. The investment portfolio is managed to achieve goals related to liquidity, income, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships.

The following table provides information regarding the composition of the Company’s investment securities portfolio at the dates indicated. Amounts are reported at estimated fair value. The change in composition of the portfolio at December 31, 2017 as compared to 2016 was due principally to ALCO decisions to sell various longer-term municipal investments and increase holdings of U.S. agency securities to better position the Company for the current interest rate environment and improve portfolio cash flow and liquidity. During the year ended December 31, 2017, the investment portfolio balances increased as compared to balances at December 31, 2016, in part from the increase in public funds deposits which require collateralization.

	Years Ended December 31,
	2017		2016		2015
		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Total	Balance	Total	Balance	Total
U. S. agency securities	$195,984	33.3%	$106,142	19.7%	$56,975	11.7%
Residential mortgage backed securities	317,836	54.0%	326,239	60.7%	297,241	60.8%
Municipal bonds	62,057	10.5%	95,930	17.8%	118,381	24.3%
Corporate bonds	13,173	2.2%	9,579	1.8%	14,938	3.1%
Other equity investments	218	0.0%	218	0.0%	334	0.1%
	$589,268	100%	$538,108	100%	$487,869	100%

At December 31, 2017, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company’s shareholders’ equity.

The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted-average yield of the investment portfolio at December 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

U. S. Government agency securities	$109,893	2.10%	$74,106	1.95%	$14,116	2.14%	$—	—	$198,115	2.04%
Residential mortgage backed securities	15,095	1.35%	254,668	1.95%	52,304	2.47%	—	—	322,067	2.01%
Muncipal bonds	5,068	3.83%	19,405	3.17%	35,432	2.45%	1,071	4.21%	60,976	2.82%
Corporate bonds	—	—	11,510	3.92%	1,500	6.25%	—	—	13,010	4.19%
Other equity investments	—	—	—	—	—	—	—	—	218	—
	$130,056	2.08%	$359,689	1.95%	$103,352	2.38%	$1,071	4.21%	$594,386	2.06%

Federal funds sold amounted to $15.8 million at December 31, 2017 as compared to $2.4 million at December 31, 2016. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

Interest bearing deposits with banks and other short-term investments amounted to $167.3 million at December 31, 2017 as compared to $357.7 million at December 31, 2016. These short term investments represent liquid funds held at the Federal Reserve to meet future loan demand, to fund future increases in investment securities and to meet other general liquidity needs of the Company. The Bank also holds a small, time deposit amounting to $1.6 million.

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

Loan growth over the past year has been favorable, with loans outstanding reaching $6.41 billion at December 31, 2017, an increase of $734 million or 13% as compared to $5.68 billion at December 31, 2016. Loan growth over the last twelve months was due in part to the Bank’s enhanced marketing efforts and continued focus on our Relationships FIRST strategy. We continue to focus on building our presence within Northern Virginia by capitalizing on our increased exposure and relationships served while concurrently expanding in our other core markets in Maryland and the District of Columbia.

Loan growth in 2017 was predominantly in the income producing - commercial real estate and commercial, and owner occupied - commercial real estate categories.  Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio, with the largest dollar increase in the income producing property category. Multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects, that have an established sense of place and transportation access, while suburban office leasing softened somewhat.  Overall, commercial real estate values have generally held up well with some upward price escalation in prime pockets. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

Owner occupied commercial real estate and construction- C&I (owner occupied) loans represent 13% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 76% consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate and construction- C&I (owner occupied) are excluded, the percentage of total loans represented by commercial real estate decreases to 63%. Real estate also serves as collateral for loans made for other purposes, resulting in 84% of loans being secured by real estate.

The following table shows the trends in the composition of the loan portfolio over the past five years.

	Years Ended December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,375,939	21%	$1,200,728	21%	$1,052,257	21%	$916,226	21%	$694,350	24%
Income producing - commercial real estate	3,047,094	48%	2,509,517	44%	2,115,478	42%	1,703,172	40%	1,119,800	38%
Owner occupied - commercial real estate	755,444	12%	640,870	12%	498,103	10%	461,581	11%	317,491	11%
Real estate mortgage — residential	104,357	2%	152,748	3%	147,365	3%	148,018	3%	90,418	3%
Construction - commercial and residential	973,141	15%	932,531	16%	985,607	20%	793,432	18%	574,167	19%
Construction - C&I (owner occupied)	58,691	1%	126,038	2%	79,769	2%	58,032	1%	34,659	1%
Home equity	93,264	1%	105,096	2%	112,885	2%	122,536	3%	110,242	4%
Other consumer	3,598	—	10,365	—	6,904	—	109,402	3%	4,031	—
Total loans	6,411,528	100%	5,677,893	100%	4,998,368	100%	4,312,399	100%	2,945,158	100%
Less: Allowance for credit losses	(64,758)		(59,074)		(52,687)		(46,075)		(40,921)
Net loans	$6,346,770		$5,618,819		$4,945,681		$4,266,324		$2,904,237

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years.  Commercial real estate loans and construction, land and land development loans represent 345% and 125%, respectively, of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. The Company is well capitalized.  Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal policy limits for regulatory capital ratios that are in excess of well capitalized ratios.

As of December 31, 2017, loans to the Accommodation and Food Service industry represent 11% of the loan portfolio. At December 31, 2017, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders.  Refer to Note 4 for further detail regarding related party loans.

Loan Maturity

The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2017.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years

Commercial	$1,375,939	$604,160	$523,169	$225,409	$23,201
Income producing - commercial real estate (1)	3,047,094	1,369,926	1,282,323	382,822	12,023
Owner occupied - commercial real estate	755,444	60,027	248,506	390,064	56,847
Real estate mortgage - residential	104,357	18,374	66,126	2,192	17,665
Construction - commercial and residential (1)	973,141	440,322	530,749	2,070	—
Construction - C&I (owner occupied) (1)	58,691	260	25,605	23,526	9,300
Home equity	93,264	1,290	26,998	23,227	41,749
Other consumer	3,598	1,550	1,301	30	717
Total loans	$6,411,528	$2,495,909	$2,704,777	$1,049,340	$161,502
Loans with:
Predetermined fixed interest rate	$2,117,236	$416,218	$1,177,940	$445,073	$78,005
Floating interest rate	4,294,292	2,079,691	1,526,837	604,267	83,497
Total loans	$6,411,528	$2,495,909	$2,704,777	$1,049,340	$161,502

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

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside loan review consulting firm, support management’s assessment as to the adequacy of the allowance at December 31, 2017. During 2017, a provision for credit losses was made in the amount of $9.0 million and net charge-offs amounted to $3.3 million. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements and activity in the allowance for credit losses is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate allowance for credit losses, as well as the discussion under the caption “Provision for Credit Losses.”

The allowance for credit losses represented 1.01% of total loans at December 31, 2017 as compared to 1.04% at December 31, 2016. At December 31, 2017, the allowance represented 489% of nonperforming loans as compared to 330% at December 31, 2016. The decline in the ratio of the allowance for loan losses to total loans was due to lower net charge-offs. The increase in the allowance coverage ratio was due to a higher percentage decrease in nonperforming loans as compared to the allowance growth.

As part of its comprehensive loan review process, the Bank’s Board of Directors, Directors’ Loan Committee and Credit Review Committee carefully evaluate loans which are past due 30 days or more. The Committees make a thorough assessment of the conditions and circumstances surrounding delinquent and potential problem loans. The Bank’s loan policy requires that loans be placed on nonaccrual if they are 90 days past due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, including sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk which may require additional reserves.

At December 31, 2017, the Company had $13.2 million of loans classified as nonperforming, and $18.8 million of additional loans considered potential problem loans, as compared to $17.9 million of nonperforming loans and $16.9 million of potential problem loans at December 31, 2016. Please refer to Note 1 to the Consolidated Financial Statements under the caption “Loans” for a discussion of the Company’s policy regarding impairment of loans. Please refer to “Nonperforming Assets” at page 62 for a discussion of problem and potential problem assets.

As the loan portfolio and allowance for credit losses review processes continue to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. In 2017, the Company experienced a decreased level of net charge-offs in dollars and as a percentage of average loans compared to 2016 (0.06% versus 0.09%). The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.

Management, being aware of the significant loan growth experienced by the Company, is intent on maintaining a strong credit review function and risk rating process. The Company has an experienced Credit Administration function, which provides independent analysis of credit requests and the management of problem credits.  The Credit Department has developed and implemented analytical procedures for evaluating credit requests, has refined the Company’s risk rating system, and has adopted enhanced monitoring of the loan portfolio (in particular the construction loan portfolio) and the adequacy of the allowance for credit losses, including stress test analyses. Additionally, fair value assessments of loans acquired is made as part of analytical procedures. The loan portfolio analysis process is ongoing and proactive in order to maintain a portfolio of quality credits and to quickly identify any weaknesses before they become more severe.

The following table sets forth activity in the allowance for credit losses for the past five years.

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Balance at beginning of year	$59,074	$52,687	$46,075	$40,921	$37,492
Charge-offs:
Commercial	747	3,745	4,693	2,634	4,275
Income producing - commercial real estate	1,470	2,341	651	121	602
Owner occupied - commercial real estate	—	—	—	752	—
Real estate mortgage — residential	—	—	—	138	—
Construction - commercial and residential	2,158	—	1,884	2,721	2,010
Construction - C&I (owner occupied)	—	—	—	—	—
Home equity	100	217	1,142	379	89
Other consumer	100	37	228	189	63
Total charge-offs	4,575	6,340	8,598	6,934	7,039

Recoveries:
Commercial	681	220	195	977	161
Income producing - commercial real estate	80	908	26	42	—
Owner occupied - commercial real estate	3	3	3	7	—
Real estate mortgage — residential	6	7	7	—	—
Construction - commercial and residential	492	215	206	83	688
Construction - C&I (owner occupied)	—	—	—	—	—
Home equity	5	12	25	10	11
Other consumer	21	31	110	90	6
Total recoveries	1,288	1,396	572	1,209	866
Net charge-offs	3,287	4,944	8,026	5,725	6,173
Provision for Credit Losses	8,971	11,331	14,638	10,879	9,602
Balance at end of year	$64,758	$59,074	$52,687	$46,075	$40,921

Ratio of allowance for credit losses to total loans outstanding at year end	1.01%	1.04%	1.05%	1.07%	1.39%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.06%	0.09%	0.17%	0.17%	0.23%

The following table presents the allocation of the allowance for credit losses by loan category and the percent of loans each category bears to total loans. The allocation of the allowance at December 31, 2017 includes specific reserves of $7.6 million against impaired loans of $25.6 million as compared to specific reserves of $5.6 million against impaired loans of $25.8 million at December 31, 2016. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Years Ended December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$13,102	21%	$14,700	21%	$11,563	21%	$13,222	21%	$9,780	24%
Income producing - commercial real estate	25,376	48%	21,105	44%	14,122	42%	11,442	40%	10,359	38%
Owner occupied - commercial real estate	5,934	12%	4,010	12%	3,279	10%	2,954	11%	3,899	11%
Real estate mortgage - residential	944	2%	1,284	3%	1,268	3%	1,259	3%	944	3%
Construction - commercial and residential	17,805	15%	15,002	16%	20,133	20%	14,982	18%	13,422	19%
Construction - C&I (owner occupied)	687	1%	1,485	2%	955	2%	643	1%	512	1%
Home equity	770	1%	1,328	2%	1,292	2%	1,469	3%	1,871	4%
Other consumer	140	—	160	—	75	—	104	3%	134	—
Total allowance for credit losses	$64,758	100%	$59,074	100%	$52,687	100%	$46,075	100%	$40,921	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings (“TDR”) and OREO, totaled $14.6 million at December 31, 2017, representing 0.20% of total assets, as compared to $20.6 million of nonperforming assets at December 31, 2016, representing 0.30% of total assets. The Company had no accruing loans 90 days or more past due at December 31, 2017 or December 31, 2016. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses at 1.01% of total loans at December 31, 2017, is adequate to absorb potential credit losses within the loan portfolio at that date. Total nonperforming loans amounted to $13.2 million at December 31, 2017, representing 0.21% of total loans, compared to $17.9 million at December 31, 2016, representing 0.31% of total loans.

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

Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower’s request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had fourteen TDRs at December 31, 2017, totaling approximately $13.3 million, as compared to ten TDRs totaling approximately $13.3 million at December 31, 2016. At December 31, 2017, nine of these TDR loans, totaling approximately $12.3 million, are performing under their modified terms. During the 2017, there was one default on a $237 thousand restructured loan which was charged off, as compared to the same period in 2016, which had no defaults on restructured loan. During 2017, there were four loans modified in a TDR totaling approximately $5.3 million. There were four loans totaling approximately $2.2 million modified in a TDR during the year ended December 31, 2016. At December 31, 2017, there were five performing TDR loans totaling approximately $988 thousand that experienced defaults on their modified terms, as compared to the year ended December 31, 2016, which had three performing TDR loans totaling approximately $5.4 million that experienced defaults on their modified terms. During 2017, these five previously performing TDRs were reclassified to nonperforming loans. There were three nonperforming TDRs reclassified to nonperforming loans during the year ended December 31, 2016. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. During 2017, there was a pay down of approximately $4.8 million resulting from the sale of the underlying collateral on one nonperforming loan totaling approximately $4.9 million at December 31, 2016. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. Refer to Note 4 “Loans and Allowance for Credit Losses” under the caption “modifications” for additional detail.

Included in nonperforming assets at December 31, 2017 is OREO of $1.4 million, consisting of one foreclosed property. The Company had three OREO properties with a net carrying value of $2.7 million at December 31, 2016. OREO properties are carried at fair value less estimated costs to sell. It is the Company’s policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the year of 2017, the Company sold three foreclosed properties with a net carrying value of $2.5 million, recording a net loss of $301 thousand, which is included in other noninterest income.

The following table shows the amounts and relevant ratios of nonperforming assets at the dates indicated:

(dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual Loans:
Commercial	$3,493	$2,521	$4,940	$12,975	$6,779
Income producing - commercial real estate	832	10,508	5,961	2,645	2,525
Owner occupied - commercial real estate	5,501	2,093	1,268	1,324	5,452
Real estate mortgage - residential	775	555	329	346	887
Construction - commercial and residential	2,052	2,072	557	3,697	8,366
Construction - C&I (owner occupied)	—	—	—	—	—
Home equity	494	—	161	1,398	623
Other consumer	91	126	23	58	70
Accrual loans-past due 90 days	—	—	—	—	—
Total nonperforming loans (1)(2)	13,238	17,875	13,239	22,443	24,702
Other real estate owned	1,394	2,694	5,852	13,224	9,225
Total nonperforming assets	$14,632	$20,569	$19,091	$35,667	$33,927

Coverage ratio, allowance for credit losses to total nonperforming loans	489.20%	330.49%	397.95%	205.30%	165.66%
Ratio of nonperforming loans to total loans	0.21%	0.31%	0.26%	0.52%	0.84%
Ratio of nonperforming assets to total assets	0.20%	0.30%	0.31%	0.68%	0.90%

(1)         At December 31, 2017, nonaccrual loans reported in the table above included five loans totaling approximately $988 thousand which migrated from performing troubled debt restructuring.

(2)         Gross interest income of $939 thousand would have been recorded in 2017 if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans was $101 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At December 31, 2017, there were $18.8 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $18.8 million in potential problem loans at December 31, 2017, compared to $16.9 million at December 31, 2016. The balance of potential problem loans at December 31, 2017 included $13.4 million of loans that were considered potential problem loans at December 31, 2016. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company’s loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.  See “Allowance for Credit Losses” on page 59 for a description of the allowance methodology.

Other Earning Assets

Residential mortgage loans held for sale amounted to $25.1 million at December 31, 2017 compared to $51.6 million at December 31, 2016. The Company’s general practice is to originate and sell such loans only on a “servicing released” basis in order to enhance noninterest income. See “Business” at page 3 for a description of the Bank’s residential mortgage lending and sales activities.

BOLI is utilized by the Company in accordance with income tax regulations as part of the Company’s financing of its benefit programs. At December 31, 2017, this asset amounted to $60.9 million as compared to $60.1 million at December 31, 2016, which reflected an increase in cash surrender values. Refer to Note 19 of Notes to Consolidated Financial Statements for further detail.

Intangible Assets

The Company recognizes a servicing asset for the computed value of servicing fees on the sales of multifamily FHA loans, the guaranteed portion of SBA loans, and other loans sold with retained servicing which is in excess of the normal servicing fees.  Assumptions related to loan term and amortization are made to arrive at the initial recorded value, which is included in intangible assets, net, on the Consolidated Balance Sheet.

For 2017, excess servicing fees of $993 thousand were recorded, and $481 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2017, the balance of excess servicing fees was $984 thousand. For 2016, excess servicing fees of $602 thousand were recorded, and $517 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2016, the balance of excess servicing fees was $472 thousand.

In connection with the acquisitions of Fidelity in 2008 and Virginia Heritage in 2014, the Company allocated a portion of the purchase price to core deposit intangibles, based upon an independent evaluation, and which is included in intangible assets, on the Consolidated Balance Sheets. Refer to Note 6 for information on the initial and current carrying values as well as additions and amortization. The core deposit intangible is being amortized over its remaining economic life as a component of other noninterest expense.

In 2008, the Company recorded an unidentified intangible asset (goodwill) incident to the acquisition of Fidelity of $2.2 million. In 2014, the Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Virginia Heritage of approximately $102 million. The Company’s testing of potential goodwill impairment (which is performed annually), has resulted in no impairment being recorded.

The Company entered into a non-compete agreement for three years with the former Vice Chairman of the Bank. The non-compete intangible was $345 thousand at December 31, 2017, which is being amortized over its remaining term through 2020 as a component of professional fees.

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, and savings accounts. Additionally, the Bank obtains certificates of deposits from the DC metropolitan market area. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs beyond what core deposits can provide and during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and Promontory.

For the year ended December 31, 2017, total deposits increased by $137.9 million or 2% compared to the same period in 2016. Noninterest bearing deposits increased $207.2 million or 12% to $1.98 billion at December 31, 2017 as compared to $1.78 billion at December 31, 2016, while interest bearing deposits increased by $131.3 million, or 45%. Within interest bearing deposits, money market and savings accounts collectively amounted to $2.62 billion at December 31, 2017, or 45% of total deposits, as compared to $2.90 billion, or 51% of total deposits, at December 31, 2016, a decrease of $281.4 million, or 10%.

Average total deposits for the year ended December 31, 2017 were $5.79 billion, as compared to $5.37 billion for the same period in 2016, an 8% increase.

Approximately 14% of the Bank’s deposits at December 31, 2017 ($829.5 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 13% at December 31, 2016 ($748.7 million).

The following table sets forth the maturities of time deposits with balances of $100 thousand or more, which represent 9% and 8% of total deposits as December 31, 2017 and 2016.  See Note 10 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table at page 47 for the average rates paid on interest-bearing deposits. Time deposits of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Three months or less	$122,061	$56,202	$64,703
More than three months through six months	135,894	127,853	78,795
More than six months through twelve months	113,065	142,562	145,184
Over twelve months	144,662	138,225	117,888
Total	$515,682	$464,842	$406,570

As of December 31, 2017 and December 31, 2016, time deposit accounts in excess of $250 thousand totaled $279.7 million and $241.3 million, respectively.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although the federal banking agencies have recognized that these reciprocal deposits have many characteristics of core deposits, and therefore provide for separate identification of such deposits in quarterly Call Report data. The total of reciprocal deposits at December 31, 2017 was $574.4 million (10% of total deposits) versus $432.1 million at December 31, 2016 (8% of total deposits). These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. The Bank also is able to obtain one way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). The Bank had $314.0 million and $356.5 million of IND brokered deposits as of December 31, 2017 and 2016, respectively.

At December 31, 2017, total deposits included $865.5 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 15% of total deposits. At December 31, 2016, total brokered deposits (excluding the CDARS and ICS two-way) were $676.7 million, or 12% of total deposits.

At December 31, 2017, the Company had $1.98 billion in noninterest bearing demand deposits, representing 34% of total deposits. This compared to $1.78 billion of noninterest bearing demand deposits at December 31, 2016 or 31% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve prior to July 2011. While EagleBank offers an interest bearing business checking account, the vast majority of our customers choose the non-interest bearing checking account for the value of  its features relative to the interest bearing product.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $76.6 million at December 31, 2017 compared to $68.9 million at December 31, 2016. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and or U.S. agency backed mortgage-backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at December 31, 2017 and 2016. At December 31, 2017 the Company had $325.0 million of FHLB advances borrowed as part of the overall asset liability strategy and to support loan growth.  The Company did not have FHLB advances outstanding as of December 31, 2016. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

Long-term borrowings outstanding at December 31, 2017 and December 31, 2016 include the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information regarding the Company’s short and long-term borrowings, please refer to Note 12 to the Consolidated Financial Statements, as well as the “Capital Resources and Adequacy” and “Liquidity Management” sections below.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2016 AND 2015

For the year ended December 31, 2016, the Company’s net income was $97.7 million, a 16% increase over the $84.2 million for the year ended December 31, 2015. Net income available to common shareholders for the year ended December 31, 2016 was $97.7 million as compared to $83.6 million for the same period in 2015, a 17% increase.

Net income available to common shareholders in 2016 was $2.91 per basic common share and $2.86 per diluted common share, as compared to $2.54 per basic common share and $2.50 per diluted common share for 2015, a 15% increase per basic and a 14% increase per diluted common share, respectively.

For the year ended December 31, 2016, the Company reported a return on average assets (“ROAA”) of 1.52% as compared to 1.49% for the year ended December 31, 2015, while the return on average common equity (“ROACE”) for the year ended December 31, 2016 was 12.27%, as compared to 12.32% for the year ended December 31, 2015.

The net interest margin, which measures the difference between interest income and interest expense (i.e., net interest income) as a percentage of average earning assets, decreased 17 basis points from 4.33% for the year ended December 31, 2015 to 4.16% for the year ended December 31, 2016. Average earning asset yields decreased by 9 basis points (to 4.60% from 4.69%) for the year ended December 31, 2016 compared to the same period in 2015, while the cost of interest bearing liabilities increased by 15 basis points (to 0.69% from 0.54%). For 2016, in spite of competitive factors and a low interest rate environment, the Company has been able to maintain its loan portfolio yields relatively close to 2015 levels (5.11% versus 5.24%) due to disciplined loan pricing practices. The net interest margin was positively impacted by two basis points for the year ended December 31, 2016 as a result of $1.6 million in amortization of the credit mark adjustment from the acquisition of Virginia Heritage. The net interest margin was negatively impacted by nine basis points for the year ended December 31, 2016 as a result of the July 2016 $150.0 million subordinated debt raise.

For the year ended December 31, 2016, the net interest spread decreased by 24 basis points (to 3.91% from 4.15%) as compared to 2015, due to lower yields on average earning assets and an increase in the average cost of interest bearing liabilities. The cost of interest bearing liabilities increased in 2016 largely as a result of the impact of the issuance of $150.0 million of subordinated notes completed in July 2016. Overall, the Company believes its deposit mix and cost of funds remain favorable. The benefit of noninterest sources funding earning assets increased by 7 basis points to 25 basis points for the year ended December 31, 2016 as compared to 18 basis points for the year ended December 31, 2015 as a result of a favorable mix of noninterest bearing deposits and stockholders’ equity.

The combination of a 24 basis point decrease in the net interest spread and a 7 basis point increase in the value of noninterest sources resulted in the 17 basis point decrease in the net interest margin for the year ended December 31, 2016 as compared to the same period in 2015.

The Company believes it has effectively managed its net interest margin and net interest income during 2016 as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance during the past year as net interest income represented 90% of the Company’s total revenue for the year ended December 31, 2016.

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

Net interest income in 2016 was $258.2 million compared to $233.9 million in 2015. For the year ended December 31, 2016, net interest income increased 10% over the same period for 2015. Average loans increased $744.3 million (16%) and average deposits increased by $672.0 million (14%). The net interest margin was 4.16% for the year ended December 31, 2016, as compared to 4.33% for the same period in 2015. The Company has been able to maintain its loan yields in 2016 relatively close to 2015 levels due to disciplined loan pricing practices, and has managed its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships.

Total noninterest income for the year ended December 31, 2016 was $27.3 million as compared to $26.6 million for the year ended December 31, 2015, a 3% increase. This increase was primarily due to increased service charges on deposit accounts, increased gains on sale of SBA loans, and increased gains on sale of OREO. There were $1.2 million of investment securities gains recorded for the year of 2016, as compared to $2.3 million of investment securities gains for the year of 2015.

Total noninterest expenses totaled $115.0 million for the year ended December 31, 2016, as compared to $110.7 million  for the year ended December 31, 2015, a 4% increase. Salaries and employee benefits were $67.0 million for the year ended December 31, 2016, as compared to $61.7 million for the same period in 2015, a 9% increase. Cost increases for salaries and benefits for the year ended December 31, 2016 were due primarily to increased staff, merit increases, and incentive compensation. At December 31, 2016, the Company’s full time equivalent staff numbered 469, as compared to 434 at December 31, 2015.  Premises and equipment expenses amounted to $15.1 million for the year ended December 31, 2016 as compared to $16.0 million for the same period in 2015, a 6% decrease. For the year ended December 31, 2016, premises and equipment expenses were lower due primarily to lower leasing expense as two branch offices were downsized and two locations were closed due to the leases expiring. For the year ended December 31, 2016, the Company recognized $579 thousand of sublease revenue as compared to $435 thousand for the same period in 2015. The sublease revenue is a direct offset of premises and equipment expenses. Marketing and advertising expenses increased from $2.7 million for the year ended December 31, 2015 to $3.5 million for 2016, an increase of 27%, primarily due to costs associated with digital and print advertising and sponsorships. Data processing expenses increased from $7.5 million for the year ended December 31, 2015 to $7.7 million for 2016, an increase of 3%. The increase in expense for the year ended December 31, 2016 as compared to the same period in 2015 was due to licensing agreements. Legal, accounting and professional fees remained stable at $3.7 million for the years ended December 31, 2016 and 2015. FDIC insurance premiums decreased $436 thousand to $2.7 million for the year ended December 31, 2016, a decrease of 14% compared to 2015 due to a change in the FDIC insurance premium formula for small institutions effective July 1, 2016. Other expenses decreased to $15.3 million for the year ended December 31, 2016 from $15.6 million for the same period in 2015, a decrease of 2%. The major components of cost in this category include insurance expenses, broker fees, core deposit intangible amortization, director compensation, expenses for the operations of OREO property, as well as valuation adjustments on OREO property. The decrease for the year ended December 31, 2016 compared to the same period in 2015 was primarily due to a decrease in costs and valuation adjustments associated with OREO of $1.7 million offset by an increase in broker fees of $1.2 million. Cost control remains a significant operating objective of the Company.

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

Total shareholders’ equity at December 31, 2016 increased 14%, to $842.8 million, compared to $738.6 million at December 31, 2015. The increase in shareholders’ equity from December 31, 2015 was due to increased retained earnings.  Also, during the fourth quarter of 2016, 378,495 shares were issued upon the exercise in full of the outstanding warrant.

Increased retained earnings, together with the $150.0 million of tier 2 qualifying subordinated-debt issued in July 2016 has enhanced the Company’s capital position well in excess of regulatory requirements for well capitalized status. The total risk based capital ratio was 14.89% at December 31, 2016, as compared to 12.75% at December 31, 2015. In addition, the tangible common equity ratio was 10.84% at December 31, 2016, compared to 10.56% at December 31, 2015. The ratio of common equity to total assets was 12.23% at December 31, 2016 as compared to 12.16% at December 31, 2015.

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

Loan growth over the past year has been favorable, with loans outstanding reaching $5.68 billion at December 31, 2016, an increase of $680 million or 14% as compared to $5.00 billion at December 31, 2015. Loan growth over the last twelve months was due in part to the Bank’s enhanced Northern Virginia footprint achieved through the acquisition of Virginia Heritage and the George Mason sponsorship, which presented additional opportunities to obtain and expand relationships through attaining a much higher profile in this growing market within our trading area.

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

Residential mortgage loans held for sale amounted to $51.6 million at December 31, 2016 compared to $47.5 million at December 31, 2015. The Company’s general practice is to originate and sell such loans on a “servicing released” basis in order to enhance noninterest income.

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

Long-term borrowings outstanding at December 31, 2016 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 20 to the Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2017 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity (1)	$5,024,475	$—	$—	$—	$5,024,475
Time deposits (1)	617,526	193,199	18,784	—	829,509
Borrowed funds (2)	401,561	—	—	220,000	621,561
Operating lease obligations	7,604	14,198	10,776	12,138	44,716
Outside data processing (3)	5,036	9,570		—	14,606
George Mason sponsorship (4)	650	1,300	1,350	9,150	12,450
Non-Compete agreement (5)	335	—	—	—	335
LIHTC investments (6)	4,044	7,944	373	800	13,161
Total	$6,061,231	$226,211	$31,283	$242,088	$6,560,813

(1)   Excludes accrued interest payable at December 31, 2017.

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

(6)   Low Income Housing Tax Credits (“LIHTC”) expected payments for unfunded affordable housing commitments.

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

Loan commitments outstanding and lines and letters of credit at December 31, 2017 and 2016 are as follows:

(dollars in thousands)	2017	2016
Unfunded loan commitments	$2,267,774	$2,225,995
Unfunded lines of credit	96,477	94,375
Letters of credit	68,723	72,084
Total	$2,432,974	$2,392,454

Unfunded loan commitments of $28 million as of December 31, 2017 were related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 20 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2017 and 2016.

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

Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2017, approximately 83.5% of the dollar amount of standby letters of credit was collateralized.

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

The Company enters into interest rate swap derivative financial instruments to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate deposits.  Such instruments are designed as cash flow hedges.  The Company has no fair value hedges or stand-alone derivatives. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (a Consolidated Balance Sheet component of shareholders’ equity) and is reclassified into earnings in the same period(s) during which the hedged transaction affects earnings (i.e. the period when cash flows are exchanged between counterparties). Changes in the fair value of derivatives that are not highly effective in hedging the changes in the expected cash flows of the hedged item are recognized immediately in current earnings. Please refer to Note 9 to the Consolidated Financial Statements for further detail.

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

LIQUIDITY MANAGEMENT

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank.  The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. Additionally, the Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2017 and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.12 billion, against which there was $192.9 million outstanding at December 31, 2017. The Bank also has a commitment at December 31, 2017 from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $314.0 million at December 31, 2017. At December 31, 2017, the Bank was also eligible to make advances from the FHLB up to $1.28 billion based on collateral at the FHLB, of which there was $325.0 million outstanding at December 31, 2017. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $530.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At December 31, 2017, under the Bank’s liquidity formula, it had $4.02 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

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

The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years.  At December 31, 2017, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 345% of total risk based capital. Construction, land and land development loans represent 125% of total risk based capital.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.

Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal policy limits for regulatory capital ratios that are in excess of well capitalized ratios (as defined in the section “Regulations” above).

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

At December 31, 2017, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the Common Equity Tier 1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, and for the Company to a limited extent, excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The Common Equity Tier 1 ratio is the Tier 1 capital ratio but excluding preferred stock.

The Federal Reserve Board and the FDIC have adopted the Basel III rules to implement the Basel III capital guidelines for U.S. banks. Under the Basel III rules, which became applicable to the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures.

The Company’s capital ratios were all well in excess of guidelines established by the Federal Reserve Board and the Bank’s capital ratios were in excess of those required to be classified as a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Act.  The Company’s and Bank’s capital ratios at December 31, 2017 and December 31, 2016 are shown in Note 22 to the Consolidated Financial Statements.

On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “Notes”). The Notes were offered to the public at par. The notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule.

On December 27, 2016, 378,495 of common shares were issued upon the exercise in full of the warrant for 423,977 shares.  See additional information in Note 13 — Preferred Stock and Warrants.

The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt.  The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans.  See “Regulation” at page 11 and “Risk Factors” at page 20.

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

NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Refer to Note 1 to the Consolidated Financial Statements for New Authoritative Accounting Guidance and their expected impact on the Company’s Financial Statements.

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

During the year ended December 31, 2017, the Company was able to increase its net interest income by 10% while continuing to manage its overall interest rate risk position to a moderate level.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage-backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the year ended December 31, 2017, the average investment portfolio balances increased by 19% as compared to balances at December 31, 2016, in the effort to maintain the overall proportion of available for sale securities to total assets. Cash flows from mortgage backed securities and sales of U.S. agency securities were reinvested primarily into a similar combination of mortgage backed securities and agencies. Additional investments have been made in community bank sub-debt and SBA bonds. The percentage mix of municipal securities decreased to 11% of total investments at December 31, 2017 from 18% at December 31, 2016, as the focus shifted to shorter duration instruments with more cash flow. The portion of the portfolio invested in mortgage backed securities increased to 62% at December 31, 2017 from 56% at December 31, 2016 while the portion of the portfolio represented in U.S. agency investments increased from 20% to 26%. Shorter duration floating rate corporate bonds were 2% of total investments at December 31, 2017 and SBA bonds, which are included in mortgage backed securities, were 8% of total investments at December 31, 2017. The duration of the investment portfolio declined to 3.6 years at December 31, 2017 from 3.8 years at December 31, 2016, which better prepared the Company for expected increases in market interest rates, and was due primarily to a higher mix and dollar amount of mortgage backed securities and continued shortening of existing investment holdings due to the passing of time.

In the loan portfolio, the repricing duration shortened to 17 months at December 31, 2017 from 23 months at December 31, 2016, with fixed rate loans amounting to 33% of total loans at both December 31, 2017 and 2016. Variable and adjustable rate loans comprised 67% of total loans at both December 31, 2017 and 2016. Variable rate loans are generally indexed to either the Wall Street Journal prime interest rate or the one month London Interbank Offered Rate (“LIBOR”), while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. The duration of the deposit portfolio shortened to 26 months at December 31, 2017 from 27 months at December 31, 2016. The change since December 31, 2016 was due to a slight decrease in the duration of money market deposits and demand deposits in the face of rising market rates. The Company experienced $137.9 million in total deposit growth for the year ended December 31, 2017 as compared to total loan growth of $733.6 million.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, although competition for new loans persists. A disciplined approach to loan pricing has resulted in a loan portfolio yield of 5.17% for the year ended December 31, 2017 as compared to 5.11% for the same period in 2016. In the interest rate environment of 2017, the interest rates on new loan originations have been close to rates of loan paydowns and payoffs. Variable and adjustable rate loans have repriced, providing additional yield as market interest rates increased.

The net unrealized loss before income tax on the investment portfolio was $5.1 million at December 31, 2017 as compared to a net unrealized loss before tax of $3.3 million at December 31, 2016, with $542 thousand of realized net gains recorded during the year ended December 31, 2017. The higher net unrealized loss on the investment portfolio was due primarily to higher interest rates at year end 2017 as compared to year end 2016. At December 31, 2017, the unrealized loss position represented 0.9% of the portfolio’s book value.

In April 2015, the Company entered into forward starting interest rate swaps as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank’s cost of funds. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from two counterparties in exchange for the Company making fixed payments that began in April 2016. As of December 31, 2017, the Company had three interest rate swap transactions outstanding that had a notional amount of $250.0 million associated with the Company’s variable rate deposits. The net unrealized gain before income tax on the interest rate swaps was $2.3 million at December 31, 2017 as compared to a net unrealized loss before income tax $692 thousand at December 31, 2016, and is included in accumulated other comprehensive income (net of taxes) on the Consolidated Balance Sheet. The unrealized gain at year end 2017 is due to the expectation of short term rates rising above the fixed strike rate of the swap for the remaining term of the interest rate swap.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2017. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at December 31, 2017, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at December 31, 2017 shows a moderate effect on net interest income over the next 12 months, as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at December 31, 2017 is 3.6 years, the loan portfolio 1.4 years, the interest bearing deposit portfolio 2.2 years and the borrowed funds portfolio 1.8 years.

The following table reflects the result of simulation analysis on the December 31, 2017 asset and liability balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+20.9%	+30.8%	+6.8%
+300	+15.7%	+23.1%	+5.0%
+200	+10.5%	+15.5%	+3.0%
+100	+5.3%	+7.8%	+1.0%
0	—	—	—
-100	-2.7%	-4.0%	-2.7%
-200	-7.6%	-11.1%	-6.3%

The results of simulation analysis are well within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at December 31, 2017 are considered moderate. The positive impact of +5.3% in net interest income and +7.8% in net income given a 100 basis point increase in market interest rates at December 31, 2017 compares to +2.2% in net interest income and +2.3 in net income for the same period in 2016 and reflects in large measure the impact of variable and adjustable rate loans that are at or above floor rates at December 31, 2017 as compared to December 31, 2016.

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

During 2017, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of loans above their floor rates at December 31, 2017 as compared to December 31, 2016, the interest rate risk position at December 31, 2017 was similar to the interest rate risk position at December 31, 2016. As compared to December 31, 2016, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale decreased by $203.6 million at December 31, 2017.

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

During 2017, average market interest rates resulted in a flattening of the yield curve. As compared to the year 2016, the average two year U.S. Treasury rate in 2017 increased by 56 basis points from 0.83% to 1.39%. The average five year U.S. Treasury rate increased by 57 basis points from 1.33% to 1.90% while the average ten year U.S. Treasury rate only increased by 50 basis points from 1.83% to 2.33%. In that environment, the Company was able to achieve a net interest spread for 2017 of 3.79% compared to 3.91% for the year of 2016.  The decline was due in part to compression on loan yields (new loan origination rates less than loan repayment rates) and in part to the increase in the cost of interest bearing liabilities. The Company believes that the change in the net interest spread for the full year 2017 has been consistent with its risk analysis at December 31, 2016. On an annual basis, the Company back-tests the actual change in its net interest spread against expected change and actual market interest rate movements and other factors impacting actual versus projected results.

GAP Analysis

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. Net interest income represented 91% and 90% of the Company’s revenue for the years ended December 31, 2017 and December 31, 2016, respectively. The Company’s net interest margin was 4.15% at December 31, 2017, as compared to 4.16% for the year ended December 31, 2016. The slight decline in net interest margin for the year ended December 31, 2017 as compared to the year ended December 31, 2016, was due to increasing funding costs offset by an increase in the average loan to deposit ratio.

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

At December 31, 2017, the Company had a positive GAP position of approximately $511 million or 7% of total assets out to three months and a positive cumulative GAP position of $442 million or 6% of total assets out to 12 months; as compared to a positive GAP position of approximately $1.14 billion or 17% of total assets out to three months and a positive cumulative GAP position of approximately $1.13 billion or 16% of total assets out to 12 months at December 31, 2016. The change in the positive GAP position at December 31, 2017, as compared to December 2016, was due substantially to the higher amount of asset liquidity on the balance sheet at December 31, 2016 vs. 2017 and increase in the use of short-term borrowings at the end of 2017. The change in the GAP position at December 31, 2017 as compared to December 31, 2016 is not deemed material to the Company’s overall interest rate risk position. The overall interest rate risk position relies more heavily on simulation analysis, which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

If interest rates increase by 100 basis points, the Company’s net interest income and net interest margin are expected to increase modestly due to the repricing of variable rate assets and the assumption of an increase in money market interest rates by 70% of the change in market interest rates.

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

GAP Analysis

December 31, 2017

(dollars in thousands)

Repricible in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$40,276	$82,064	$193,395	$126,663	$183,194	$625,592
Loans (1)(2)	3,696,057	547,785	942,630	802,999	447,153	6,436,624
Fed funds and other short-term investments	183,028	—	—	—	—	183,028
Other earning assets	60,947	—	—	—	—	60,947
Total	$3,980,308	$629,849	$1,136,025	$929,662	$630,347	$7,306,191	$172,838	$7,479,029

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$96,113	$261,280	$533,150	$358,283	$734,086	$1,982,912
Interest bearing transaction	420,417	—	—	—	—	420,417
Savings and money market	2,621,146	—	—	—	—	2,621,146
Time deposits	180,478	437,067	193,199	18,765	—	829,509
Customer repurchase agreements and fed funds purchased	76,561	—	—	—	—	76,561
Other borrowings	325,000	—	—	147,730	69,175	541,905
Total	$3,719,715	$698,347	$726,349	$524,778	$803,261	$6,472,450	$56,141	$6,528,591
GAP	$260,593	$(68,498)	$409,676	$404,884	$(172,914)	$833,741
Cumulative GAP	$260,593	$192,095	$601,771	$1,006,655	$833,741

Cumulative gap as percent of total assets	3.48%	2.57%	8.05%	13.46%	11.15%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$150,000	$—	$(75,000)	$(75,000)	$—	$—
Interest Rate Swaps - Fed Funds based	100,000	—	—	(100,000)	—	—
Total	$250,000	$—	$(75,000)	$(175,000)	$—	$—	$—	$—
GAP	$510,593	$(68,498)	$334,676	$229,884	$(172,914)	$833,741
Cumulative GAP	$510,593	$442,095	$776,771	$1,006,655	$833,741	$—
Cumulative gap as percent of total assets	6.83%	5.91%	10.39%	13.46%	11.15%

(1) Includes loans held for sale

(2) Nonaccrual loans are included in the over 60 months category

The sum of federal funds sold, interest bearing deposits with banks and other short-term investments decreased by $177.1 million at December 31, 2017 as compared to December 31, 2016. The increase in interest sensitive liabilities, namely Federal Home Loan Bank short term borrowings, at year-end 2017 versus 2016, including off-balance sheet forward starting interest rate swap contracts entered into during April 2015, was a significant factor in the cumulative GAP position within 12 months decreasing to 6% of total assets at December 31, 2017 from 16% of total assets at December 31, 2016.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Dixon Hughes Goodman LLP

Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Eagle Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eagle Bancorp, Inc. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Eagle Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Eagle Bancorp, Inc. and Subsidiaries as of December 31, 2017 and 2016, and for each of the years in the two year period ended December 31, 2017, and our report dated March 1, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland
March 1, 2018

Report of Dixon Hughes Goodman LLP

Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Eagle Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2016.

Baltimore, Maryland
March 1, 2018

Report of Stegman & Company

Independent Registered Public Accounting Firm

To the Board of Directors and
 Shareholders of Eagle Bancorp, Inc.

We have audited the accompanying consolidated statement of operations, comprehensive income, changes in shareholders’ equity, and cash flows of Eagle Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimate made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

March 1, 2018
Baltimore, Maryland

EAGLE BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$7,445	$8,076
Federal funds sold	15,767	2,397
Interest bearing deposits with banks and other short-term investments	167,261	357,690
Investment securities available-for-sale, at fair value	589,268	538,108
Federal Reserve and Federal Home Loan Bank stock	36,324	21,600
Loans held for sale	25,096	51,629
Loans	6,411,528	5,677,893
Less allowance for credit losses	(64,758)	(59,074)
Loans, net	6,346,770	5,618,819
Premises and equipment, net	20,991	20,661
Deferred income taxes	28,770	48,220
Bank owned life insurance	60,947	60,130
Intangible assets, net	107,212	107,419
Other real estate owned	1,394	2,694
Other assets	71,784	52,653
Total Assets	$7,479,029	$6,890,096

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,982,912	$1,775,684
Interest bearing transaction	420,417	289,122
Savings and money market	2,621,146	2,902,560
Time, $100,000 or more	515,682	464,842
Other time	313,827	283,906
Total deposits	5,853,984	5,716,114
Customer repurchase agreements	76,561	68,876
Other short-term borrowings	325,000	—
Long-term borrowings	216,905	216,514
Other liabilities	56,141	45,793
Total Liabilities	6,528,591	6,047,297

Shareholders’ Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 34,185,163 and 34,023,850, respectively	340	338
Additional paid in capital	520,304	513,531
Retained earnings	431,544	331,311
Accumulated other comprehensive loss	(1,750)	(2,381)
Total Shareholders’ Equity	950,438	842,799
Total Liabilities and Shareholders’ Equity	$7,479,029	$6,890,096

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

Years Ended December 31,

(dollars in thousands, except per share data)

	2017	2016	2015
Interest Income
Interest and fees on loans	$308,510	$274,488	$242,340
Interest and dividends on investment securities	12,214	9,629	10,092
Interest on balances with other banks and short-term investments	3,258	1,654	732
Interest on federal funds sold	52	34	16
Total interest income	324,034	285,805	253,180
Interest Expense
Interest on deposits	27,286	19,248	14,343
Interest on customer repurchase agreements	197	167	132
Interest on short-term borrowings	748	732	86
Interest on long-term borrowings	11,916	7,493	4,677
Total interest expense	40,147	27,640	19,238
Net Interest Income	283,887	258,165	233,942
Provision for Credit Losses	8,971	11,331	14,638
Net Interest Income After Provision For Credit Losses	274,916	246,834	219,304

Noninterest Income
Service charges on deposits	6,364	5,821	5,397
Gain on sale of loans	9,275	11,564	11,973
Gain on sale of investment securities	542	1,194	2,254
Loss on early extinguishment of debt	—	—	(1,130)
Increase in the cash surrender value of bank owned life insurance	1,466	1,554	1,589
Other income	11,725	7,151	6,545
Total noninterest income	29,372	27,284	26,628
Noninterest Expense
Salaries and employee benefits	67,129	67,010	61,749
Premises and equipment expenses	15,632	15,118	16,026
Marketing and advertising	4,095	3,495	2,748
Data processing	8,220	7,747	7,533
Legal, accounting and professional fees	5,053	3,673	3,729
FDIC insurance	2,554	2,718	3,154
Merger expenses	—	—	141
Other expenses	15,869	15,255	15,636
Total noninterest expense	118,552	115,016	110,716
Income Before Income Tax Expense	185,736	159,102	135,216
Income Tax Expense	85,504	61,395	51,049
Net Income	100,232	97,707	84,167
Preferred Stock Dividends	—	—	601
Net Income Available to Common Shareholders	$100,232	$97,707	$83,566

Earnings Per Common Share
Basic	$2.94	$2.91	$2.54
Diluted	$2.92	$2.86	$2.50

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income

Years Ended December 31,

(dollars in thousands)

	2017	2016	2015
Net Income	$100,232	$97,707	$84,167

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	(840)	(2,280)	(254)
Reclassification adjustment for net gains included in net income	(336)	(716)	(1,352)
Total unrealized loss on investment securities	(1,176)	(2,996)	(1,606)
Unrealized gain (loss) on derivatives	2,794	(934)	(850)
Reclassification adjustment for amounts included in net income	(987)	1,358	—
Total unrealized gain (loss) on derivatives	1,807	424	(850)
Other comprehensive income (loss)	631	(2,572)	(2,456)
Comprehensive Income	$100,863	$95,135	$81,711

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands except share data)

								Accumulated
								Other	Total
	Preferred		Common			Additional Paid	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Warrant	in Capital	Earnings	Income (Loss)	Equity

Balance January 1, 2015	71,900	$71,900	30,139,396	$296	$946	$394,933	$150,037	$2,647	$620,759

Net Income	—	$—	—	—	—	—	84,167	—	84,167
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,456)	(2,456)
Stock-based compensation expense	—	—	—	—	—	5,073	—	—	5,073
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	439,582	5	—	5,171	—	—	5,176
Tax benefits realized from stock compensation	—	—	—	—	—	2,984	—	—	2,984
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	—	—	(26,701)	2	—	(2)	—	—	—
Time based stock awards granted	—	—	78,070	—	—	—	—	—	—
Shares issued in public offering, net of issuance costs of $5,302			2,816,900	28		94,605		—	94,633
Issuance of common stock related to employee stock purchase plan	—	—	20,646	—	—	769	—	—	769
Cash paid in lieu of fractional shares upon merger with Virginia Heritage	—	—	—	—	—	(4)	—	—	(4)
Preferred stock dividends	—	—	—	—	—	—	(600)	—	(600)
Redemption of Series B & C Preferred Stock	(71,900)	(71,900)	—	—	—	—	—	—	(71,900)
Balance December 31, 2015	—	$—	33,467,893	$331	$946	$503,529	$233,604	$191	$738,601

Net Income	—	—	—	—	—	—	97,707	—	97,707
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,572)	(2,572)
Stock-based compensation expense	—	—	—	—	—	6,907	—	—	6,907
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	74,215	1	—	954	—	—	955
Excess tax benefits realized from stock compensation	—	—	—	—	—	400	—	—	400
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	—	—	(18,490)	2	—	(2)	—	—	—
Time based stock awards granted	—	—	104,775	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	16,962	—	—	801	—	—	801
Issuance of common stock in full redemption of warrants			378,495	4	(946)	942
Balance December 31, 2016	—	$—	34,023,850	$338	$—	$513,531	$331,311	$(2,381)	$842,799

Net Income	—	$—	—	—	—	—	100,232	—	100,232
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	631	631
Stock-based compensation expense	—	—	—	—	—	5,568	—	—	5,568
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	69,040	1	—	371	—	—	372
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	— —	—	(17,801)	2	—	(2)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes			4,293	—	—	—	—	—	—
Time based stock awards granted	—	—	91,097	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	14,684	(1)	—	836	1	—	836
Balance December 31, 2017	—	$—	34,185,163	$340	$—	$520,304	$431,544	$(1,750)	$950,438

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	2017	2016	2015
Cash Flows From Operating Activities:
Net Income	$100,232	$97,707	$84,167
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,971	11,331	14,638
Depreciation and amortization	6,492	6,226	7,780
Gains on sale of loans	(9,544)	(11,564)	(11,973)
Gains on sale of GNMA loans	(2,450)	—	—
Securities premium amortization (discount accretion), net	3,986	4,524	3,514
Origination of loans held for sale	(707,489)	(857,601)	(910,595)
Proceeds from sale of loans held for sale	746,016	865,028	919,393
Net increase in cash surrender value of BOLI	(1,466)	(1,554)	(1,589)
Decrease (increase) deferred income tax benefit	18,974	(5,628)	(6,729)
Decrease in value of other real estate owned	—	200	1,100
Net loss (gain) on sale of other real estate owned	301	(682)	328
Net gain on sale of investment securities	(542)	(1,194)	(2,254)
Loss on early extinguishment of debt	—	—	1,130
Stock-based compensation expense	5,568	6,907	5,073
Net tax benefits from stock compensation	460	—	—
Excess tax benefits realized from stock compensation	—	(400)	(2,984)
Increase in other assets	(19,324)	(5,025)	(3,725)
Increase in other liabilities	10,348	8,545	1,315
Net cash provided by operating activities	160,533	116,820	98,589
Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks and short-term investments	—	2,496	3,058
Purchases of available for sale investment securities	(202,974)	(236,991)	(274,904)
Proceeds from maturities of available for sale securities	75,922	84,259	53,966
Proceeds from sale/call of available for sale securities	73,079	94,310	111,696
Purchases of Federal Reserve and Federal Home Loan Bank stock	(33,008)	(8,502)	(2,443)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	18,285	2,125	8,100
Net increase in loans	(738,067)	(687,362)	(695,720)
Proceeds from sale of other real estate owned	2,144	6,139	5,477
Purchases of BOLI	—	—	(499)
Purchases of annuities	—	—	(992)
Bank premises and equipment acquired	(5,758)	(7,426)	(4,660)
Net cash used in investing activities	(810,377)	(750,952)	(796,921)
Cash Flows From Financing Activities:
Increase in deposits	137,870	557,670	847,676
Increase (decrease) in customer repurchase agreements	7,685	(3,480)	11,236
Issuance of common stock	—	—	94,633
Redemption of Series B Preferred Stock	—	—	(56,600)
Redemption of Series C Preferred Stock	—	—	(15,300)
Increase (decrease) in short-term borrowings	325,000	—	(100,000)
Increase (decrease) in long-term borrowings	391	147,586	(49,300)
Payment of dividends on preferred stock	—	—	(600)
Proceeds from exercise of equity compensation plans	372	955	5,176
Excess tax benefits realized from stock compensation	—	400	2,984
Payment in lieu of fractional shares	—	—	(4)
Proceeds from employee stock purchase plan	836	801	769
Net cash provided by financing activities	472,154	703,932	740,670
Net (Decrease) Increase In Cash and Cash Equivalents	(177,690)	69,800	42,338
Cash and Cash Equivalents at Beginning of Period	368,163	298,363	256,025
Cash and Cash Equivalents at End of Period	$190,473	$368,163	$298,363
Supplemental Cash Flows Information:
Interest paid	$39,772	$24,031	$19,586
Income taxes paid	$69,200	$66,150	$52,650
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$1,145	$2,500	$1,725
Transfers from other real estate owned to loans	$—	$—	$2,192

See notes to consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017, 2016 and 2015:

Note 1 — Summary of Significant Accounting Policies

The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the “Company”), EagleBank (the “Bank”), Eagle Commercial Ventures, LLC (“ECV”), Eagle Insurance Services, LLC, and Bethesda Leasing, LLC, with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company’s books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“GAAP”) and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2017. The following is a summary of the significant accounting policies.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans, the origination of small business loans, and the origination, securitization and sale of multifamily FHA loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. As of December 31, 2017, the Bank offers its products and services through twenty banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, has provided subordinated financing for the acquisition, development and construction of real estate projects; these transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending — Revenue Recognition below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences could be material to the financial statements.

Business Combinations

Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest bearing deposits with other banks which have an original maturity of three months or less.

Loans Held for Sale

The Company regularly engages in sales of residential mortgage loans held for sale and the guaranteed portion of SBA loans originated by the Bank. The Company has elected to carry loans held for sale at fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations.

The Company’s current practice is to sell residential mortgage loans held for sale on a servicing released basis, and, therefore, it has no intangible asset recorded in the normal course of business for the value of such servicing as of December 31, 2017 and December 31, 2016.

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

In circumstances where the Company does not deliver the whole loan to an investor, but rather elects to retain the loan in its portfolio, the loan is transferred from held for sale to loans at fair value at the date of transfer.

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

The Company originates multifamily FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (“Ginnie Mae”) MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and generally retains the servicing rights.  When servicing is retained on multifamily FHA loans securitized and sold, the Company computes an excess servicing asset on a loan by loan basis with the unamortized amount being included in Intangible assets in the Consolidated Balance Sheets. Noninterest Income includes gains from the sale of the Ginnie Mae securities and net revenues earned on the servicing of multifamily FHA loans underlying the Ginnie Mae securities.  Revenue from servicing commercial multifamily FHA mortgages is recognized as earned based on the specific contractual terms of the underlying servicing agreements, along with amortization of and changes in impairment of mortgage servicing rights.

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

Higher Risk Lending — Revenue Recognition

The Company had occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entailed higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions were made through the Company’s subsidiary, ECV. This activity was limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding. ECV recorded no additional interest on higher risk loan transactions during 2017, 2016, or 2015 (although normal interest income was recorded) and had three higher risk loan transactions outstanding as of December 31, 2017 and December 31, 2016, amounting to $7.7 million and $9.3 million, respectively.

Allowance for Credit Losses

The allowance for credit losses represents an amount, which in management’s judgment, is adequate to absorb probable losses on loans and other extensions of credit that may become uncollectible. The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level of allowance. Among the factors considered in evaluating the adequacy of the allowance for credit losses are lending risks associated with growth and entry into new markets, loss allocations for specific credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management’s judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Allowances for impaired loans are generally determined based on collateral values if collateral dependent otherwise discounted cash flows. Loans or any portion thereof deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The allowance for credit losses consists of allocated and unallocated components.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets and MSR’s that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.

Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually or upon the occurrence of a triggering event. The Company performs impairment testing during the fourth quarter of each year or when events or changes in circumstances indicate the assets might be impaired.

The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables.  Based on the results of qualitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2017. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Interest Rate Swap Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. With the exception of forward commitment contracts discussed above under Loans Held for Sale, the Company’s derivative financial instruments designated as cash flow hedges are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate deposits.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income or expense. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.  Please refer to Note 9 to the Consolidated Financial Statements for further detail.

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

Income Taxes

The Company employs the asset and liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e. temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and limits risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are necessary for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at December 31, 2017 or December 31, 2016.

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

Stock-Based Compensation

In accordance with ASC Topic 718, “Compensation,” the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value of option and restricted stock awards computed at the date of grant. Compensation expense on variable stock grants (i.e. performance based grant) is recorded based on the probability of achievement of the goals underlying the performance grant.  Refer to Note 17 for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2017, 2016 and 2015. The Company records the discount from the fair market value of shares issued under its Employee Share Purchase Plan as a component of Salaries and employee benefits expense in its Consolidated Statement of Income.

New Authoritative Accounting Guidance

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for us on January 1, 2019. The Company is evaluating the provisions of ASU 2017-12 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment”. ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020, with early adoption permitted for interim or annual impairment tests beginning in 2017, and is not expected to have a significant impact on our consolidated financial statements.

ASU 2016-15 “Statement of Cash Flows (Topic 230)”. ASU 2016-15 is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2016-01, “Financial Instruments—(Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for us starting January 1, 2018. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. Implementation of  ASU 2016-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for us starting January 1, 2019; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company continues to evaluate the provisions of ASU 2016-02 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718).” ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. The Company adopted ASU No. 2016-09 effective for the calendar year 2017. The adoption of this new standard resulted in a net $460 thousand (or $0.01 per basic and diluted common share) reduction to income tax expense for the year ended December 31, 2017.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. As amended, the new guidance is effective for us starting January 1, 2018. The Company has completed its evaluation of the provisions of ASU 2014-09 and has determined that it will not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for us starting January 1, 2020; early adoption is permitted for interim and annual reporting periods beginning after January 1, 2019. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

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

Note 3 - Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
December 31, 2017	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$198,115	$283	$2,414	$195,984
Residential mortgage backed securities	322,067	187	4,418	317,836
Municipal bonds	60,976	1,295	214	62,057
Corporate bonds	13,010	163	—	13,173
Other equity investments	218	—	—	218
	$594,386	$1,928	$7,046	$589,268

		Gross	Gross	Estimated
December 31, 2016	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$107,425	$519	$1,802	$106,142
Residential mortgage backed securities	329,606	324	3,691	326,239
Municipal bonds	94,607	1,723	400	95,930
Corporate bonds	9,508	82	11	9,579
Other equity investments	218	—	—	218
	$541,364	$2,648	$5,904	$538,108

In addition, at December 31, 2017 and December 31, 2016, the Company held $36.3 million and $21.6 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.6 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2017 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2017 and 2016 are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2017	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	38	$102,264	$1,073	$55,093	$1,341	$157,357	$2,414
Residential mortgage backed securities	137	152,350	1,306	147,953	3,112	300,303	4,418
Municipal bonds	8	17,446	214	—	—	17,446	214
	183	$272,060	$2,593	$203,046	$4,453	$475,106	$7,046

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2016	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	27	$88,991	$1,764	$3,768	$38	$92,759	$1,802
Residential mortgage backed securities	112	232,347	3,110	19,402	581	251,749	3,691
Municipal bonds	16	34,743	400	—	—	34,743	400
Corporate bonds	2	4,998	11	—	—	4,998	11
	157	$361,079	$5,285	$23,170	$619	$384,249	$5,904

The amortized cost and estimated fair value of investments available-for-sale at December 31, 2017 and 2016 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$109,893	$108,198	$83,885	$82,548
After one year through five years	74,106	73,916	20,736	20,897
Five years through ten years	14,116	13,870	2,804	2,697
Residential mortgage backed securities	322,067	317,836	329,606	326,239
Municipal bonds maturing:
One year or less	5,068	5,171	1,056	1,070
After one year through five years	19,405	19,879	45,808	46,865
Five years through ten years	35,432	35,846	46,668	46,839
After ten years	1,071	1,161	1,075	1,156
Corporate bonds
After one year through five years	11,510	11,673	8,008	8,079
After ten years	1,500	1,500	1,500	1,500
Other equity investments	218	218	218	218
	$594,386	$589,268	$541,364	$538,108

In 2017, gross realized gains on sales of investment securities were $796 thousand and gross realized losses on sales of investment securities were $254 thousand.  In 2016, gross realized gains on sales of investment securities were $1.4 million and gross realized losses on sales of investment securities were $188 thousand.  In 2015, gross realized gains on sales of investment securities were $2.7 million and gross realized losses on sales of investment securities were $475 thousand.

Proceeds from sales and calls of investment securities for 2017, 2016 and 2015 were $73.1 million, $94.3 million, and $111.7 million, respectively.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at December 31, 2017 was $465.4 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of December 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Note 4 - Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at December 31, 2017 and 2016 are summarized by type as follows:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,375,939	21%	$1,200,728	21%
Income producing - commercial real estate	3,047,094	48%	2,509,517	44%
Owner occupied - commercial real estate	755,444	12%	640,870	12%
Real estate mortgage - residential	104,357	2%	152,748	3%
Construction - commercial and residential	973,141	15%	932,531	16%
Construction - C&I (owner occupied)	58,691	1%	126,038	2%
Home equity	93,264	1%	105,096	2%
Other consumer	3,598	—	10,365	—
Total loans	6,411,528	100%	5,677,893	100%
Less: allowance for credit losses	(64,758)		(59,074)
Net loans	$6,346,770		$5,618,819

Unamortized net deferred fees amounted to $23.9 million and $22.3 million at December 31, 2017 and 2016, of which $93 thousand and $120 thousand at December 31, 2017 and 2016, respectively, represented net deferred costs on home equity loans.

Loans acquired from Virginia Heritage Bank (“Virginia Heritage”) totaled $804 million at fair value, comprised of $801 million of loans that were not considered impaired at the acquisition date and $3.0 million of loans that were determined to be impaired at the time of acquisition. The impaired loans were accounted for in accordance with ASC Topic 310-30 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“ASC 310-30”). Loans acquired in the acquisition of Virginia Heritage that were determined to be purchased credit impaired loans were all considered collateral dependent loans. Therefore, estimated fair value calculations and projected cash flows included only return of principal and no interest income.

As of December 31, 2017 and 2016, the Bank serviced $195.3 million and $128.8 million, respectively, of multifamily FHA loans, SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets.

Loan Origination/Risk Management

The Company’s goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include carefully enforcing loan policies and procedures, evaluating each borrower’s business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At December 31, 2017, owner occupied commercial real estate and construction - C&I (owner occupied) represents approximately 13% of the loan portfolio while non-owner occupied commercial real estate and real estate construction represents approximately 63% of the loan portfolio.  The combined owner occupied and commercial real estate loans represents 76% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at December 31, 2017 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 1% of the loan portfolio at December 31, 2017 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.40 billion at December 31, 2017. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 80% of the outstanding ADC loan portfolio at December 31, 2017. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following tables detail activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income Producing -	Owner Occupied -	Real Estate	Construction -
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
For the Year Ended December 31, 2017
Allowance for credit losses:
Balance at beginning of period	$14,700	$21,105	$4,010	$1,284	$16,487	$1,328	$160	$59,074
Loans charged-off	(747)	(1,470)	—	—	(2,158)	(100)	(100)	(4,575)
Recoveries of loans previously charged-off	681	80	3	6	492	5	21	1,288
Net loans charged-off	(66)	(1,390)	3	6	(1,666)	(95)	(79)	(3,287)
Provision for credit losses	(1,532)	5,661	1,921	(346)	3,671	(463)	59	8,971
Ending balance	$13,102	$25,376	$5,934	$944	$18,492	$770	$140	$64,758
For the Year Ended December 31, 2017
Allowance for credit losses:
Individually evaluated for impairment	$3,259	$2,380	$1,382	$—	$500	$—	$80	$7,601
Collectively evaluated for impairment	9,843	22,996	4,552	944	17,992	770	60	57,157
Ending balance	$13,102	$25,376	$5,934	$944	$18,492	$770	$140	$64,758

For the Year Ended December 31, 2016
Allowance for credit losses:
Balance at beginning of period	$11,563	$14,122	$3,279	$1,268	$21,088	$1,292	$75	$52,687
Loans charged-off	(3,745)	(2,341)	—	—	—	(217)	(37)	(6,340)
Recoveries of loans previously charged-off	220	908	3	7	215	12	31	1,396
Net loans charged-off	(3,525)	(1,433)	3	7	215	(205)	(6)	(4,944)
Provision for credit losses	6,662	8,416	728	9	(4,816)	241	91	11,331
Ending balance	$14,700	$21,105	$4,010	$1,284	$16,487	$1,328	$160	$59,074
For the Year Ended December 31, 2016
Allowance for credit losses:
Individually evaluated for impairment	$2,671	$1,943	$350	$—	$522	$—	$113	$5,599
Collectively evaluated for impairment	12,029	19,162	3,660	1,284	15,965	1,328	47	53,475
Ending balance	$14,700	$21,105	$4,010	$1,284	$16,487	$1,328	$160	$59,074

The Company’s recorded investments in loans as of December 31, 2017 and December 31, 2016 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Income Producing -	Owner occupied -	Real Estate	Construction -
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

December 31, 2017
Recorded investment in loans:
Individually evaluated for impairment	$8,726	$10,192	$5,501	$478	$4,709	$494	$91	$30,191
Collectively evaluated for impairment	1,367,213	3,036,902	749,943	103,879	1,027,123	92,770	3,507	6,381,337
Ending balance	$1,375,939	$3,047,094	$755,444	$104,357	$1,031,832	$93,264	$3,598	$6,411,528

December 31, 2016
Recorded investment in loans:
Individually evaluated for impairment	$10,437	$15,057	$2,093	$241	$6,517	$—	$126	$34,471
Collectively evaluated for impairment	1,190,291	2,494,460	638,777	152,507	1,052,052	105,096	10,239	5,643,422
Ending balance	$1,200,728	$2,509,517	$640,870	$152,748	$1,058,569	$105,096	$10,365	$5,677,893

At December 31, 2017, nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) and Virginia Heritage have a carrying value of $297 thousand and $479 thousand, respectively, and an unpaid principal balance of $347 thousand and $1.5 million, respectively, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses.

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

The Company’s credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2017 and 2016.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans

December 31, 2017
Commercial	$1,333,050	$34,163	$8,726	$—	$1,375,939
Income producing - commercial real estate	3,033,046	3,856	10,192	—	3,047,094
Owner occupied - commercial real estate	696,754	53,189	5,501	—	755,444
Real estate mortgage — residential	103,220	659	478	—	104,357
Construction - commercial and residential	1,027,123	—	4,709	—	1,031,832
Home equity	92,084	686	494	—	93,264
Other consumer	3,505	2	91	—	3,598
Total	$6,288,782	$92,555	$30,191	$—	$6,411,528

December 31, 2016
Commercial	$1,160,185	$30,106	$10,437	$—	$1,200,728
Income producing - commercial real estate	2,489,407	5,053	15,057	—	2,509,517
Owner occupied - commercial real estate	630,827	7,950	2,093	—	640,870
Real estate mortgage — residential	151,831	676	241	—	152,748
Construction - commercial and residential	1,051,445	607	6,517	—	1,058,569
Home equity	103,484	1,612	—	—	105,096
Other consumer	10,237	2	126	—	10,365
Total	$5,597,416	$46,006	$34,471	$—	$5,677,893

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

The following table presents, by class of loan, information related to nonaccrual loans as of December 31, 2017 and 2016.

(dollars in thousands)	December 31, 2017	December 31, 2016

Commercial	$3,493	$2,490
Income producing - commercial real estate	832	10,539
Owner occupied - commercial real estate	5,501	2,093
Real estate mortgage - residential	775	555
Construction - commercial and residential	2,052	2,072
Home equity	494	—
Other consumer	91	126
Total nonaccrual loans (1)(2)	$13,238	$17,875

(1)  Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $12.3 million at December 31, 2017, and $7.9 million at December 31, 2016.

(2)  Gross interest income of $939 thousand and $1.2 million would have been recorded in 2017 and 2016, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $101 thousand and $48 thousand at December 31, 2017 and 2016, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of December 31, 2017 and 2016.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans

December 31, 2017
Commercial	$2,705	$748	$3,493	$6,946	$1,368,993	$1,375,939
Income producing - commercial real estate	4,398	6,930	832	12,160	3,034,934	3,047,094
Owner occupied - commercial real estate	522	3,906	5,501	9,929	745,515	755,444
Real estate mortgage — residential	6,993	1,244	775	9,012	95,345	104,357
Construction - commercial and residential	—	5,268	2,052	7,320	1,024,512	1,031,832
Home equity	307	—	494	801	92,463	93,264
Other consumer	45	6	91	142	3,456	3,598
Total	$14,970	$18,102	$13,238	$46,310	$6,365,218	$6,411,528

December 31, 2016
Commercial	$1,634	$757	$2,490	$4,881	$1,195,847	$1,200,728
Income producing - commercial real estate	511	—	10,539	11,050	2,498,467	2,509,517
Owner occupied - commercial real estate	3,987	3,328	2,093	9,408	631,462	640,870
Real estate mortgage — residential	1,015	163	555	1,733	151,015	152,748
Construction - commercial and residential	360	1,342	2,072	3,774	1,054,795	1,058,569
Home equity	—	—	—	—	105,096	105,096
Other consumer	101	9	126	236	10,129	10,365
Total	$7,608	$5,599	$17,875	$31,082	$5,646,811	$5,677,893

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

The following table presents, by class of loan, information related to impaired loans for the years ended December 31, 2017 and 2016.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average Recorded Investment		Interest Income Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

December 31, 2017
Commercial	$5,644	$1,777	$3,748	$5,525	$3,259	$5,764	$5,765	$48	$145
Income producing - commercial real estate	10,044	781	9,263	10,044	2,380	10,068	10,127	120	493
Owner occupied - commercial real estate	6,596	1,095	5,501	6,596	1,382	6,743	5,210	27	73
Real estate mortgage — residential	775	775	—	775	—	538	423	17	17
Construction - commercial and residential	2,052	1,534	518	2,052	500	3,491	3,731	(14)	—
Home equity	494	494	—	494	—	544	346	—	2
Other consumer	91	—	91	91	80	92	93	—	—
Total	$25,696	$6,456	$19,121	$25,577	$7,601	$27,240	$25,695	$198	$730

December 31, 2016
Commercial	$8,296	$2,532	$3,095	$5,627	$2,671	$12,620	$12,755	$79	$191
Income producing - commercial real estate	14,936	5,048	9,888	14,936	1,943	16,742	17,533	54	198
Owner occupied - commercial real estate	2,483	1,691	792	2,483	350	2,233	2,106	—	13
Real estate mortgage — residential	555	555	—	555	—	246	249	—	—
Construction - commercial and residential	2,072	1,535	537	2,072	522	5,091	5,174	—	—
Home equity	—	—	—	—	—	78	89	—	—
Other consumer	126	—	126	126	113	42	32	2	4
Total	$28,468	$11,361	$14,438	$25,799	$5,599	$37,052	$37,938	$135	$406

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of December 31, 2017, all performing TDRs were categorized as interest-only modifications.

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

The following table presents, by class, the recorded investment of loans modified in TDRs held by the Company during the years ended December 31, 2017 and 2016.

	For the Year Ended December 31, 2017
	Number of		Income Producing -	Owner Occupied -	Construction -
(dollars in thousands)	Contracts	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate	Total
Troubled debt restructings

Restructured accruing	9	$2,032	$9,212	$1,095	$—	$12,339
Restructured nonaccruing	5	867	121	—	—	988
Total	14	$2,899	$9,333	$1,095	$—	$13,327

Specific allowance		$595	$2,350	$—	$—	$2,945

Restructured and subsequently defaulted		$237	$—	$—	$—	$237

	For the Year Ended December 31, 2016
	Number of		Income Producing -	Owner Occupied -	Construction -
(dollars in thousands)	Contracts	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate	Total
Troubled debt restructings

Restructured accruing	7	$3,137	$4,397	$390	$—	$7,924
Restructured nonaccruing	3	434	—	—	4,933	5,367
Total	10	$3,571	$4,397	$390	$4,933	$13,291

Specific allowance		$855	$920	$—	$—	$1,775

Restructured and subsequently defaulted		$—	$—	$—	$—	$—

The Company had fourteen TDRs at December 31, 2017, totaling approximately $13.3 million, as compared to ten TDRs totaling approximately $13.3 million at December 31, 2016. At December 31, 2017, nine of these TDR loans, totaling approximately $12.3 million, are performing under their modified terms. During the 2017, there was one default on a $237 thousand restructured loan which was charged off, as compared to the same period in 2016, which had no defaults on restructured loan. During 2017, there were four loans modified in a TDR totaling approximately $5.3 million. There were four loans totaling approximately $2.2 million modified in a TDR during the year ended December 31, 2016. At December 31, 2017, there were five performing TDR loans totaling approximately $988 thousand that experienced defaults on their modified terms, as compared to the year ended December 31, 2016, which had three performing TDR loans totaling approximately $5.4 million that experienced defaults on their modified terms. During 2017, these five previously performing TDRs were reclassified to nonperforming loans. There were three nonperforming TDRs reclassified to nonperforming loans during the year ended December 31, 2016. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. During 2017, there was a pay down of approximately $4.8 million resulting from the sale of the underlying collateral on one nonperforming loan totaling approximately $4.9 million at December 31, 2016. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

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

For purchased loans acquired that are not deemed impaired at acquisition, credit marks representing the principal losses expected over the life of the loans are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit mark. The differences between the initial fair value and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

The following table presents changes in the credit mark accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated.

(dollars in thousands)	2017	2016
Balance at January 1,	$(4,444)	$(6,008)
Net reclassifications from nonaccretable yield	—	—
Accretion	1,985	1,564
Balance at December 31,	$(2,459)	$(4,444)

Related Party Loans

Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2017 and 2016.

(dollars in thousands)	2017	2016
Balance at January 1,	$52,570	$29,949
Additions	44,221	31,158
Repayments	(35,886)	(8,537)
Balance at December 31,	$60,905	$52,570

The Bank has made an aggregate of $4.0 million of loans to a trust with an independent third party trustee, established by an executive officer and director, of which the children of such executive officer and director are discretionary beneficiaries, and over which such individuals have no investment or operational authority, and an aggregate of $65.6 million of loans to entities in which the trust has an ownership interest in excess of 10%, which the Company does not consider to be related party transactions. All of such loans were made in the ordinary course of the Company’s lending business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with third parties; and did not involve more than the normal risk of collectability or present other unfavorable features. All of such loans are performing and none of such loans are disclosed as nonaccrual, past due, restructured or potential problem loans.

Note 5 - Premises and Equipment

Premises and equipment include the following at December 31:

(dollars in thousands)	2017	2016

Leasehold improvements	$31,451	$29,207
Furniture and equipment	29,667	26,994
Less accumulated depreciation and amortization	(40,127)	(35,540)

Total premises and equipment, net	$20,991	$20,661

Total depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015, was $5.4 million, $5.0 million and $6.1 million, respectively.

The Company leases banking and office space in 30 locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from five to ten years and provide for one or more five year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $8.5 million for each year 2017, 2016, and 2015, as the company has completed some consolidation and “right-sizing” of its banking offices network. The Company subleased four leased premises during 2017, four leased premises during 2016, and six leased premises during 2015. The Company recorded $455 thousand, $579 thousand, and $435 thousand of sublease income as a reduction of rent expense during 2017, 2016, and 2015, respectively.

At December 31, 2017, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
(dollars in thousands)	Amount
2018	$7,604
2019	7,339
2020	6,859
2021	6,060
2022	4,716
Thereafter	12,138
Total minimum lease payments	$44,716

Note 6 — Intangible Assets

Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

	Gross			Net
	Intangible		Accumulated	Intangible
(dollars in thousands)	Assets	Additions	Amortization	Assets

December 31, 2017
Goodwill (1)	$104,168	$—	$—	$104,168
Core deposit (2)	7,070	—	(5,355)	1,715
Excess servicing (3)	472	993	(481)	984
Non-compete agreements (4)	—	345	—	345
	$111,710	$1,338	$(5,836)	$107,212

December 31, 2016
Goodwill (1)	$104,168	$—	$—	$104,168
Core deposit (2)	7,070	—	(4,291)	2,779
Excess servicing (3)	387	602	(517)	472
	$111,625	$602	$(4,808)	$107,419

The aggregate amortization expense was $1.5 million, $1.7 million, and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

(2)         In connection with the Fidelity and Virginia Heritage acquisitions, the Company made an allocation of the purchase price to core deposit intangibles which were $2.3 million and $4.6 million, respectively, based off of an independent evaluation and are included in intangible assets, net of accumulated amortization on the Consolidated Balance Sheets. The initial amount recorded for the Fidelity acquisition was $2.3 million. The amount of the core deposit intangible relating to the Fidelity acquisition at December 31, 2017 was $58 thousand, which is being amortized over its remaining economic life through 2018 as a component of other noninterest expense. The initial amount recorded for the Virginia Heritage acquisition was $4.6 million. The amount of the core deposit intangible relating to the Virginia Heritage acquisition at December 31, 2017 was $1.7 million, which is being amortized over its remaining economic life through 2020 as a component of other noninterest expense.

(3)         The Company recognizes a servicing asset for the computed value of servicing fees on the sale of multifamily FHA loans and the sale of the guaranteed portion of SBA loans. Assumptions related to loan terms and amortization are made to arrive at the initial recorded values, which are included in other assets.

(4)     The Company entered into a non-compete agreement for three years with its former Vice Chairman of the Bank.  The amount of the non-compete intangible was $345 thousand, which is being amortized over its remaining term through 2020 as a component of professional fees.

The future estimated annual amortization expense is presented below:

Years ending December 31:
(dollars in thousands)	Amount
2018	$1,228
2019	1,020
2020	120
2021	36
2022	36
Thereafter	530
Total annual amortization	$2,970

Note 7 — Other Real Estate Owned

The activity within OREO for the years ended December 31, 2017 and 2016 is presented in the table below. There were no residential real estate loans in the process of foreclosure as of December 31, 2017.  For the year ended December 31, 2017 and 2016, proceeds on sales of OREO were $2.1 million and $6.1 million, respectively. For the year ended December 31, 2017, the Company realized a net loss on sales of OREO of $301 thousand compared to a net gain on sales of OREO of $682 thousand for the year ended December 31, 2016.

	Year Ended December 31,
(dollars in thousands)	2017	2016

Balance at January 1,	$2,694	$5,852
Real estate acquired from borrowers	1,145	2,500
Valuation allowance	—	(200)
Properties sold	(2,445)	(5,458)
Balance at December 31,	$1,394	$2,694

Note 8 — Mortgage Banking Derivatives

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

At December 31, 2017 the Bank had mortgage banking derivative financial instruments with a notional value of $37.1 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2017 was $43 thousand included in other assets and $10 thousand included in other liabilities. At December 31, 2016 the Bank had mortgage banking derivative financial instruments with a notional value of $34.2 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2016 was $114 thousand included in other assets and $55 thousand included in other liabilities.

Included in other noninterest income for the year ended December 31, 2017 and 2016 was a net gain of $279 thousand and a net loss of $199 thousand, respectively, relating to mortgage banking derivative instruments. The amount included in other noninterest income for year ended December 31, 2017 and 2016 pertaining to its mortgage banking hedging activities was a net realized loss of $809 thousand and a net realized gain of $730 thousand, respectively.

Note 9 — Interest Rate Swap Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The Company’s objective in using interest rate derivatives designated as cash flow hedges is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into forward starting interest rate swaps in April 2015 as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank’s cost of funds. The notional amounts of the interest rate swaps designated as cash flow hedges do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from two counterparties in exchange for the Company making fixed rate payments beginning in April 2016. The Company’s intent is to hedge its exposure to the variability in potential future interest rate conditions on existing financial instruments.

As of December 31, 2017 and December 31, 2016, the Company had three forward starting designated cash flow hedge interest rate swap transactions outstanding that had an aggregate notional amount of $250 million associated with the Company’s variable rate deposits.  The net unrealized gain before income tax on the swaps was $2.3 million at December 31, 2017 compared to a net unrealized loss before income tax of $692 thousand at December 31, 2016. The gain in value at year end 2017 is due to the increase in expected net cash inflows from the swap over its remaining term due to higher market interest rates.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company recognized an immaterial amount in earnings due to hedge ineffectiveness during the years ended December 31, 2017 and 2016.

Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the year ended December 31, 2017, the Company reclassified $1.6 million related to derivatives from accumulated other comprehensive income to interest expense. During the year ended December 31, 2016, the Company reclassified $2.3 million related to derivatives from accumulated other comprehensive income to interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $89 thousand will be reclassified as an increase in interest expense.

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

The aggregate fair value of all designated cash flow hedge derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our capital status) were in a net asset position totaling $2.3 million at December 31, 2017. The aggregate fair value of all derivative contracts with credit risk contingent features that were in net liability position totaled $692 thousand as of December 31, 2016.  The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2017, the Company was not required to post collateral with its derivative counterparties against its obligations under these agreements because these agreements were in a net asset position. As of December 31, 2016, the Company posted collateral of $550 thousand against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2017 or December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

The table below identifies the balance sheet category and fair values of the Company’s derivative instruments (all of which are designated as cash flow hedges) as of December 31, 2017 and December 31, 2016.

	Swap	Notional		Balance Sheet
December 31, 2017 (dollars in thousands)	Number	Amount	Fair Value	Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$75,000	$598	Other Assets	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	821	Other Assets	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	837	Other Assets	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022
	Total	$250,000	$2,256

	Swap	Notional		Balance Sheet
December 31, 2016 (dollars in thousands)	Number	Amount	Fair Value	Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$75,000	$(197)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(514)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	19	Other Assets	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022
	Total	$250,000	$(692)

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the years ended December 31, 2017 and December 31, 2016.

		Year Ended December 31, 2017
		Effective Portion			Ineffective Portion
			Reclassified from AOCI		Recognized in Income
		Amount of Pre-tax gain (loss) Recognized in OCI	into income		on Derivatives
	Swap Number			Amount of Gain (Loss)		Amount of
(dollars in thousands)			Category		Category	Gain (Loss)
Interest rate swap	(1)	$394	Interest Expense	$(400)	Other Expense	$—
Interest rate swap	(2)	701	Interest Expense	(634)	Other Expense	—
Interest rate swap	(3)	260	Interest Expense	(560)	Other Expense	(1)
	Total	$1,355		$(1,594)		$(1)

		Year Ended December 31, 2016
		Effective Portion			Ineffective Portion
			Reclassified from AOCI		Recognized in Income on Derivatives
		Amount of Pre-tax gain (loss) Recognized in OCI	into income
	Swap Number			Amount of Gain (Loss)		Amount of
(dollars in thousands)			Category		Category	Gain (Loss)
Interest rate swap	(1)	$(456)	Interest Expense	$(628)	Other Expense	$—
Interest rate swap	(2)	(730)	Interest Expense	(880)	Other Expense	—
Interest rate swap	(3)	(345)	Interest Expense	(747)	Other Expense	1
	Total	$(1,531)		$(2,255)		$1

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

The following table presents the liabilities subject to an enforceable master netting arrangement as of December 31, 2017 and December 31, 2016.

Year Ended December 31, 2017

Offsetting of Derivative Assets (dollars in thousands)

			Net Amounts of Assets	Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$1,619	$—	$1,619	$—	$—	$1,619
Counterparty 2	582	—	582	—	—	582
	$2,201	$—	$2,201	$—	$—	$2,201

Year Ended December 31, 2016

Offsetting of Derivative Liabilities (dollars in thousands)

			Net Amounts of	Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$514	$(19)	$495	$—	$(380)	$115
Counterparty 2	197	—	197	—	(170)	27
	$711	$(19)	$692	$—	$(550)	$142

Note 10 — Deposits

The following table provides information regarding the Bank’s deposit composition at December 31, 2017, 2016, and 2015 as well as the average rate being paid on interest bearing deposits at December 31, 2017, 2016, and 2015.

	2017		2016		2015
		Average		Average		Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest bearing demand	$1,982,912	—	$1,775,684	—	$1,405,067	—
Interest bearing transaction	420,417	0.46%	289,122	0.16%	178,797	0.16%
Savings and money market	2,621,146	0.70%	2,902,560	0.54%	2,835,325	0.34%
Time, $100,000 or more	515,682	1.20%	464,842	0.95%	406,570	0.77%
Other time	313,827	1.17%	283,906	0.86%	332,685	0.74%
Total	$5,853,984		$5,716,114		$5,158,444

The remaining maturity of time deposits at December 31, 2017, 2016 and 2015 are as follows:

(dollars in thousands)	2017	2016	2015
Three months or less	$180,459	$120,238	$88,483
More than three months through six months	228,513	151,422	123,789
More than six months through twelve months	208,554	207,141	234,684
Over twelve months	211,983	269,947	292,299
Total	$829,509	$748,748	$739,255

Interest expense on deposits for the years ended December 31, 2017, 2016 and 2015 is as follows:

(dollars in thousands)	2017	2016	2015
Interest bearing transaction	$1,537	$646	$291
Savings and money market	17,284	12,038	8,185
Time, $100,000 or more	7,294	6,487	5,019
Other time	1,171	77	848
Total	$27,286	$19,248	$14,343

Related Party Deposits totaled $84.3 million and $57.5 million at December 31, 2017 and 2016, respectively.

As of December 31, 2017 and December 31, 2016, time deposit accounts in excess of $250 thousand totaled $279.7 million and $241.3 million, respectively.

Note 11 — Affordable Housing Projects Tax Credit Partnerships

Included in Other Assets, the Company makes equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of affordable housing products offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

The Company is a limited partner in each LIHTC limited partnership. Each limited partnership is managed by an unrelated third party general partner who exercises significant control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to the limited partner(s) relating to the approval of certain transactions, the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement or is negligent in performing its duties.

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company accounts for its affordable housing tax credit investments using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $23.8 million as of December 31, 2017 and are included in Other Assets in the Consolidated Statements of Condition.

As of December 31, 2017, the expected payments for unfunded affordable housing commitments were as follows:

Years ending December 31:
(dollars in thousands)	Amount
2018	$4,044
2019	5,736
2020	2,208
2021	226
2022	147
Thereafter	800
Total unfunded commitments	$13,161

Note 12 — Borrowings

Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2017		2016		2015
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased	$76,561	0.33%	$68,876	0.35%	$72,356	0.23%
Federal Home Loan Bank — current portion	325,000	1.48%	—		—	—
Total	$401,561		$68,876		$72,356

Average Daily Balance:
Customer repurchase agreements and federal funds purchased	$73,237	0.27%	$77,833	0.21%	$59,141	0.22%
Federal Home Loan Bank — current portion	65,416	1.13%	29,376	2.45%	27,659	0.31%
Total	$138,653		$107,209		$86,800

Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased	$85,614	0.29%	$136,689	0.16%	$73,696	0.21%
Federal Home Loan Bank — current portion	325,000	1.48%	100,000	0.94%	140,000	0.20%
Total	$410,614		$236,689		$213,696

Long-term:
At Year-End:
Federal Home Loan Bank	$0	—	$0	—	$0	—
Subordinated Notes	220,000	5.42%	220,000	5.42%	70,000	5.75%
Total	$220,000		$220,000		$70,000

Average Daily Balance:
Federal Home Loan Bank	$0	—	$0	—	$8,329	2.25%
Subordinated Notes	220,000	5.54%	135,164	5.54%	74,117	6.06%
Total	$220,000		$135,164		$82,446

Maximum Month-end Balance:
Federal Home Loan Bank	$0	—	$0	—	$40,000	0.37%
Subordinated Notes	220,000	5.42%	220,000	5.42%	79,300	6.52%
Total	$220,000		$220,000		$119,300

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

The Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2017 and can borrow unsecured  funds under one-way CDARS and ICS brokered deposits in the amount of $1.12 billion, against which there was $192.9 million outstanding at December 31, 2017. The Bank also has a commitment at December 31, 2017 from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $314.0 million at December 31, 2017. At December 31, 2017, the Bank was also eligible to make advances from the FHLB up to $1.28 billion based on collateral at the FHLB, of which there was $325.0 million outstanding at December 31, 2017. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $530.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

On August 5, 2014, the Company completed the sale of $70.0 million of its 5.75% subordinated notes, due September 1, 2024 (the “2024 Notes”). The Notes were offered to the public at par. The 2024 Notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $68.8 million, which includes $1.2 million in deferred financing costs which is being amortized over the life of the 2024 Notes.

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

Note 13 — Preferred Stock and Warrants

On November 2, 2015, the Company redeemed all of the 56,600 shares of the Series B Preferred Stock, and all of the 15,300 shares of the Company’s Series C Preferred Stock. The aggregate redemption price of the Series B Preferred Stock and Series C Preferred Stock was approximately $71.96 million, including dividends accrued but unpaid through, but not including the redemption date.

On December 27, 2016, 378,495 net shares of common stock were issued upon the exercise in full of the warrant for 423,977 shares originally issued in connection with the issuance of the Series B Preferred Stock.

Note 14 — Income Taxes

The Tax Cut and Jobs Act (the “Tax Act”) enacted in December 2017 reduced the federal corporate marginal income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we recorded a $14.6 million reduction in the value of our net deferred tax asset, which was recorded as additional income tax expense in the fourth quarter of 2017 and which increased significantly the effective tax rate for the year ended December 31, 2017. We reported net deferred tax assets of $28.8 million and $48.2 million at December 31, 2017 and 2016, respectively, which related primarily to our allowance for credit losses, and loan origination fees. Adjustments may be made in future periods to these estimates as we continue to obtain, prepare and analyze information about facts and circumstances that existed as of the enactment date of the 2017 Tax Act, if known, would have affected the income tax effects reported as provisional amounts until the filling of the 2017 tax returns which is expected in the third quarter of 2018. Management believes it is more likely than not that all of the deferred tax assets will be realized. Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2017	2016	2015
Current federal income tax expense	$59,019	$53,290	$46,758
Current state income tax expense	7,511	13,733	11,020
Total current tax expense	66,530	67,023	57,778

Deferred federal income tax expense (benefit)	18,459	(5,523)	(6,642)
Deferred state income tax expense (benefit)	515	(105)	(87)
Total deferred tax expense (benefit)	18,974	(5,628)	(6,729)

Total income tax expense	$85,504	$61,395	$51,049

Temporary timing differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. The accounting for the changes in tax law resulted in stranded tax effects within accumulated other comprehensive income for items that were originally recognized in other comprehensive income rather than in net income. The FASB recently issued an accounting standard update allowing companies to reclassify stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings. The table below summarizes significant components of our deferred tax assets and liabilities utilizing federal corporate income tax rates of 21% as of December 31, 2017 and 35% as of December 31, 2016 and 2015:

(dollars in thousands)	2017	2016	2015
Deferred tax assets
Allowance for credit losses	$16,568	$23,738	$21,191
Deferred loan fees and costs	6,741	10,728	9,724
Deferred rent	1,009	1,483	1,364
Stock-based compensation	847	3,037	2,068
Net operating loss	2,032	2,695	2,946
Unrealized loss on securities available-for-sale	1,312	1,303	—
Unrealized loss on interest rate swap derivatives	—	284	—
SERP	1,373	2,088	1,776
Premises and equipment	33	3,838	3,381
Other	35	477	383
Total deferred tax assets	29,950	49,671	42,833

Deferred tax liabilities
Unrealized net gain on securities available for sale	—	—	(694)
Unrealized gain on interest rate swap derivatives	(578)	—	—
Excess servicing	(99)	(191)	(157)
Intangible assets	(503)	(1,260)	(1,671)
Total deferred tax liabilities	(1,180)	(1,451)	(2,522)
Net deferred income tax amount	$28,770	$48,220	$40,311

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31 follows:

	2017	2016	2015

Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) due to
State income taxes	3.41	5.57	5.26
Deferred tax adjustment related to Tax Act	7.85	—	—
Tax exempt interest and dividend income	(0.61)	(0.98)	(1.25)
Stock-based compensation expense	0.01	0.01	0.02
Other	0.38	(1.01)	(1.28)
Effective tax rates	46.04%	38.59%	37.75%

The Company is currently estimating that its effective tax rate for 2018 will be in the range of 25% to 26% however, that estimated effective tax rate is subject to change as further authoritative interpretation and guidance regarding the Tax Act becomes available. The net operating loss carry forward of $718 thousand acquired in conjunction with the Fidelity acquisition, is subject to annual limits under Section 382 of the Internal Revenue Code and expires in 2027. The Company remains subject to examination for the years ending after December 31, 2013.

Note 15 — Net Income per Common Share

The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2017	2016	2015

Basic:
Net income available to common shareholders	$100,232	$97,707	$83,566
Average common shares outstanding	34,139	33,587	32,836
Basic net income per common share	$2.94	$2.91	$2.54

Diluted:
Net income available to common shareholders	$100,232	$97,707	$83,566
Average common shares outstanding	34,139	33,587	32,836
Adjustment for common share equivalents	182	594	643
Average common shares outstanding-diluted	34,321	34,181	33,479
Diluted net income per common share	$2.92	$2.86	$2.50

Anti-dilutive shares	—	7	5

Note 16— Related Party Transactions

The Bank leases office space from a limited liability company in which a trust for the benefit of an executive officer’s children has a 51% interest. During the fourth quarter of 2015, the Company entered into an agreement to lease office space for a second location with limited liability companies in which an executive officer indirectly owns a majority interest. The Company leased additional space at this location starting with the third quarter of 2017. The Company paid $2.1 million, $1.9 million, and $1.6 million excluding certain pass-through expenses for the years ended December 31, 2017, 2016 and 2015, respectively.

A director is a partner in the law firm which has provided, and continues to provide, legal services to the Company and its subsidiaries. During 2017, the Company and its subsidiaries paid aggregate fees of $871 thousand to that firm. Under the Director’s arrangement with his firm, he does not participate significantly in the profits or revenues resulting from the provision of legal services to the Company and its subsidiaries.

Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. Please see further detail regarding Related Party Loans in Note 4.

Note 17 — Stock-Based Compensation

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

The Company has unvested restricted stock awards and PRSU grants of 226,486 shares at December 31, 2017. Unrecognized stock based compensation expense related to restricted stock awards and PRSU grants totaled $7.1 million at December 31, 2017.  At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.81 years.

The following tables summarize the unvested restricted stock awards at December 31, 2017 and 2016.

	Years Ended December 31,
	2017		2016
Perfomance Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at beginning	33,226	$42.60	—	$—
Issued	36,523	57.49	34,957	42.60
Forfeited	(2,520)	41.93	(1,731)	42.60
Vested	(4,891)	54.70	—	—
Unvested at end	62,338	$50.45	33,226	$42.60

	Years Ended December 31,
	2017		2016
Time Vested Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at beginning	262,966	$33.60	369,093	$24.43
Issued	91,097	62.70	104,775	46.39
Forfeited	(2,360)	49.52	(8,749)	39.82
Vested	(187,660)	30.07	(202,153)	23.22
Unvested at end	164,043	$53.57	262,966	$33.87

Below is a summary of stock option activity for the twelve months ended December 31, 2017, 2016 and 2015. The information excludes restricted stock units and awards.

	Years Ended December 31,
	2017		2016		2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Beginning balance	216,859	$8.80	298,740	$9.97	759,683	$11.36
Issued	—	—	3,000	49.49	5,000	46.50
Exercised	(72,535)	8.19	(77,144)	14.48	(443,912)	12.03
Forfeited	—	—	(1,100)	15.48	(12,380)	29.58
Expired	(1,100)	5.76	(6,637)	12.87	(9,651)	18.19
Ending balance	143,224	$9.13	216,859	$8.80	298,740	$9.97

The following summarizes information about stock options outstanding at December 31, 2017. The information excludes restricted stock units and awards.

				Weighted-Average
Outstanding:		Stock Options	Weighted-Average	Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life
$5.76	$10.72	99,975	$5.76	1.02
$10.73	$11.40	35,339	10.84	0.60
$11.41	$24.86	1,160	22.11	5.26
$24.87	$49.91	6,750	47.83	8.12
		143,224	$9.13	1.29

Exercisable:		Stock Options	Weighted-Average
Range of Exercise Prices		Exercisable	Exercise Price
$5.76	$10.72	65,277	$5.76
$10.73	$11.40	35,339	10.84
$11.41	$24.86	—	—
$24.87	$49.91	2,000	47.62
		102,616	$8.33

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2017, 2016 and 2015. There were no grants of stock options during the year ended December 31, 2017.

	Years Ended December 31,
	2017	2016	2015
Expected volatility	n/a	24.23%	31.21%
Weighted-Average volatility	n/a	24.23%	31.21%
Expected dividends	—	—	—
Expected term (in years)	n/a	7.0	7.0
Risk-free rate	n/a	1.37%	1.64%
Weighted-average fair value (grant date)	n/a	$14.27	$16.73

The total intrinsic value of outstanding stock options was $7.0 million and $11.4 million, respectively, at December 31, 2017 and 2016. The total fair value of stock options vested was $71 thousand, $66 thousand and $90 thousand, for 2017, 2016 and 2015, respectively. Unrecognized stock-based compensation expense related to stock options totaled $73 thousand at December 31, 2017. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.91 years.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Proceeds from stock options exercised	$372	$955	$5,176
Tax benefits realized from stock compensation	—	400	2,984
Intrinsic value of stock options exercised	3,888	2,824	11,042

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year.  Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At December 31, 2017, the 2011 ESPP had 402,653 shares reserved for issuance.

Included in salaries and employee benefits in the accompanying Consolidated Statements of Operations, the Company recognized $5.6 million, $6.9 million and $5.1 million in stock-based compensation expense for 2017, 2016 and 2015, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 18 — Employee Benefit Plans

The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is annually reviewed. For the years 2017, 2016 and 2015, the Company recognized $1.2 million, $1.1 million, and $755 thousand in expense, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

Note 19 — Supplemental Executive Retirement Plan

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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The annuity contracts accrued $47 thousand and $46 thousand respectively of income for the years ended December 31, 2017 and 2016, which is included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts is $11.6 million at December 31, 2017 and is included in other assets on the Consolidated Balance Sheet. For the years ended December 31, 2017 and 2016, the Company recorded benefit expense accruals of $410 thousand and $933 thousand respectively for this post retirement benefit.

Upon death of a named executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively finance payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

Note 20 — Financial Instruments with Off-Balance Sheet Risk

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

Loan commitments outstanding and lines and letters of credit at December 31, 2017 and 2016 are as follows:

(dollars in thousands)	2017	2016
Unfunded loan commitments	$2,267,774	$2,225,995
Unfunded lines of credit	96,477	94,375
Letters of credit	68,723	72,084
Total	$2,432,974	$2,392,454

Because most of the Company’s business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, the performance of which will be influenced by the economy of the region.

The Bank maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $73 thousand at December 31, 2017 and $127 thousand at December 31, 2016. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets. Changes in the balance of the reserve are a component of other expenses in the accompanying Consolidated Statements of Operations. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2017, no reserve charges have occurred related to fraud.

The Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The residential mortgage division either locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs under best efforts or commits to deliver the locked loan in a binding mandatory delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage backed securities as a hedge of any interest rate risk. Forward sales contracts of mortgage backed securities are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates while taking into consideration the probability that the rate lock commitments will close or will be funded. These transactions are further detailed in Note 8 to the Consolidated Financial Statements.

Note 21 — Commitments and Contingent Liabilities

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 20 to the Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2017 in the time period indicated.

	Within One	One to	Three to	Over Five
(dollars in thousands)	Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$5,024,475	$—	$—	$—	$5,024,475
Time deposits (1)	617,526	193,199	18,784	—	829,509
Borrowed funds (2)	401,561	—	—	220,000	621,561
Operating lease obligations	7,604	14,198	10,776	12,138	44,716
Outside data processing (3)	5,036	9,570		—	14,606
George Mason sponsorship (4)	650	1,300	1,350	9,150	12,450
Non-Compete agreement (5)	335	—	—	—	335
LIHTC investments (6)	4,044	7,944	373	800	13,161
Total	$6,061,231	$226,211	$31,283	$242,088	$6,560,813

(1)   Excludes accrued interest payable at December 31, 2017.

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

(6)   Low Income Housing Tax Credits (“LIHTC”) expected payments for unfunded affordable housing commitments.

In the normal course of its business, the Company is involved in litigation arising from banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

Note 22 — Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and CET1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), referred to as the Leverage Ratio. Management believes, as of December 31, 2017 and 2016, that the Company and Bank met all capital adequacy requirements to which they are subject.

The actual capital amounts and ratios for the Company and Bank as of December 31, 2017 and 2016 are presented in the table below:

	Company		Bank			To Be Well Capitalized Under Prompt Corrective
	Actual		Actual		Minimum Required For	Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Capital Adequacy Purposes	Regulations *
As of December 31, 2017
CET1 capital (to risk weighted aseets)	$845,123	11.23%	$969,250	12.91%	5.750%	6.5%
Total capital (to risk weighted assets)	1,129,954	15.02%	1,033,554	13.76%	9.250%	10.0%
Tier 1 capital (to risk weighted assets)	845,123	11.23%	969,250	12.91%	7.250%	8.0%
Tier 1 capital (to average assets)	845,123	11.45%	969,250	13.15%	5.000%	5.0%

As of December 31, 2016
CET1 capital (to risk weighted aseets)	$737,512	10.80%	$854,226	12.55%	5.125%	6.5%
Total capital (to risk weighted assets)	1,016,712	14.89%	913,100	13.41%	8.625%	10.0%
Tier 1 capital (to risk weighted assets)	737,512	10.80%	854,226	12.55%	6.625%	8.0%
Tier 1 capital (to average assets)	737,512	10.72%	854,226	12.44%	5.000%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.  At December 31, 2017, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Note 23 — Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Year Ended December 31, 2017
Net unrealized loss on securities available-for-sale	$(1,319)	$(479)	$(840)
Less: Reclassification adjustment for net gains included in net income	(542)	(206)	(336)
Total unrealized loss	(1,861)	(685)	(1,176)

Net unrealized gain on derivatives	4,559	1,765	2,794
Less: Reclassification adjustment for losses included in net income	(1,592)	(605)	(987)
Total unrealized gain	2,967	1,160	1,807

Other Comprehensive Income	$1,106	$475	$631

Year Ended December 31, 2016
Net unrealized loss on securities available-for-sale	$(3,800)	$(1,520)	$(2,280)
Less: Reclassification adjustment for net gains included in net income	(1,194)	(478)	(716)
Total unrealized loss	(4,994)	(1,998)	(2,996)

Net unrealized gain on derivatives	(2,947)	(2,018)	(929)
Less: Reclassification adjustment for losses included in net income	2,255	902	1,353
Total unrealized loss	(692)	(1,116)	424

Other Comprehensive Loss	$(5,686)	$(3,114)	$(2,572)

Year Ended December 31, 2015
Net unrealized loss on securities available-for-sale	$(423)	$(169)	$(254)
Less: Reclassification adjustment for net gains included in net income	(2,254)	(902)	(1,352)
Total unrealized loss	(2,677)	(1,071)	(1,606)

Net unrealized loss on derivatives	(1,417)	(567)	(850)
Less: Reclassification adjustment for losses included in net income	—	—	—
Total unrealized loss	(1,417)	(567)	(850)

Other Comprehensive Loss	$(4,094)	$(1,638)	$(2,456)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2017, 2016 and 2015.

	Securities		Accumulated Other
(dollars in thousands)	Available For Sale	Derivatives	Comprehensive Income (Loss)

Year Ended December 31, 2017
Balance at Beginning of Period	$(1,955)	$(426)	$(2,381)
Other comprehensive income (loss) before reclassifications	(840)	2,794	1,954
Amounts reclassified from accumulated other comprehensive income (loss)	(336)	(987)	(1,323)
Net other comprehensive income (loss) during period	(1,176)	1,807	631
Balance at End of Period	$(3,131)	$1,381	$(1,750)

Year Ended December 31, 2016
Balance at Beginning of Period	$1,041	$(850)	$191
Other comprehensive income (loss) before reclassifications	(2,280)	(934)	(3,214)
Amounts reclassified from accumulated other comprehensive income (loss)	(716)	1,358	642
Net other comprehensive income (loss) during period	(2,996)	424	(2,572)
Balance at End of Period	$(1,955)	$(426)	$(2,381)

Year Ended December 31, 2015
Balance at Beginning of Period	$2,647	$—	$2,647
Other comprehensive income (loss) before reclassifications	(254)	(850)	(1,104)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,352)	—	(1,352)
Net other comprehensive income (loss) during period	(1,606)	(850)	(2,456)
Balance at End of Period	$1,041	$(850)	$191

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015.

Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income			Affected Line Item in the Statement Where Net Income is Presented

	Year Ended December 31,
	2017	2016	2015
Realized gain on sale of investment securities	$542	$1,194	$2,254	Gain on sale of investment securities
Interest expense derivative deposits	(1,592)	(1,695)	—	Interest expense on deposits
Interest expense derivative borrowings	—	(569)	—	Interest expense on short-term borrowings
	399	428	(902)	Tax expense
Total Reclassifications for the Period	$(651)	$(642)	$1,352	Net Income

Note 24 — Fair Value Measurements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2017
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$195,984	$—	$195,984
Residential mortgage backed securities	—	317,836	—	317,836
Municipal bonds	—	62,057	—	62,057
Corporate bonds	—	11,673	1,500	13,173
Other equity investments	—	—	218	218
Loans held for sale	—	25,096	—	25,096
Mortgage banking derivatives	—	—	43	43
Interest rate swap derivatives	—	2,256	—	2,256
Total assets measured at fair value on a recurring basis as of December 31, 2017	$—	$614,902	$1,761	$616,663

Liabilities:
Mortgage banking derivatives	$—	$—	$10	$10
Interest rate swap derivatives	—	—	—	—
Total liabilities measured at fair value on a recurring basis as of December 31, 2017	$—	$—	$10	$10

December 31, 2016
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$106,142	$—	$106,142
Residential mortgage backed securities	—	326,239	—	326,239
Municipal bonds	—	95,930	—	95,930
Corporate bonds	—	8,079	1,500	9,579
Other equity investments	—	—	218	218
Loans held for sale	—	51,629	—	51,629
Mortgage banking derivatives	—	—	114	114
Total assets measured at fair value on a recurring basis as of December 31, 2016	$—	$588,019	$1,832	$589,851

Liabilities:
Mortgage banking derivatives	$—	$—	$55	$55
Interest rate swap derivatives	—	692	—	692
Total liabilities measured at fair value on a recurring basis as of December 31, 2016	$—	$692	$55	$747

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. agency debt securities, mortgage-backed securities issued by Government Sponsored Entities (“GSE’s”) and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amounts approximate the fair value.

Loans held for sale:  The Company has elected to carry loans held for sale at fair value. This election reduces certain timing differences in the Consolidated Statement of Operations and better aligns with the management of the portfolio from a business perspective. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of residential mortgage loans are recorded as a component of noninterest income in the Consolidated Statements of Operations. Gains and losses on sales of multifamily FHA securities are recorded as a component of noninterest income in the Consolidated Statements of Operations. As such, the Company classifies loans subjected to fair value adjustments as Level 2 valuation.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of December 31, 2017 and December 31, 2016.

	December 31, 2017
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference

Residential mortgage loans held for sale	$25,096	$24,674	$422
FHA mortgage loans held for sale	$—	$—	$—

	December 31, 2016
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference

Residential mortgage loans held for sale	$51,629	$51,021	$608
FHA mortgage loans held for sale	$—	$—	$—

No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2017 or December 31, 2016.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2017	$1,718	$114	$1,832
Realized loss included in earnings - net mortgage banking derivatives	—	(71)	(71)
Purchases of available-for-sale securities	—	—	—
Principal redemption	—	—	—
Ending balance at December 31, 2017	$1,718	$43	$1,761

Liabilities:
Beginning balance at January 1, 2017	$—	$55	$55
Realized loss included in earnings - net mortgage banking derivatives	—	(45)	(45)
Principal redemption	—	—	—
Ending balance at December 31, 2017	$—	$10	$10

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2016	$219	$24	$243
Realized gain included in earnings - net mortgage banking derivatives	—	90	90
Purchases of available-for-sale securities	1,500	—	1,500
Principal redemption	(1)	—	(1)
Ending balance at December 31, 2016	$1,718	$114	$1,832

Liabilities:
Beginning balance at January 1, 2016	$—	$30	$30
Realized loss included in earnings - net mortgage banking derivatives	—	25	25
Principal redemption	—	—	—
Ending balance at December 31, 2016	$—	$55	$55

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

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2017
Impaired loans:
Commercial	$—	$—	$2,266	$2,266
Income producing - commercial real estate	—	—	7,664	7,664
Owner occupied - commercial real estate	—	—	5,214	5,214
Real estate mortgage - residential	—	—	775	775
Construction - commercial and residential	—	—	1,552	1,552
Home equity	—	—	494	494
Other consumer	—	—	11	11
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of December 31, 2017	$—	$—	$19,370	$19,370

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2016
Impaired loans:
Commercial	$—	$—	$2,956	$2,956
Income producing - commercial real estate	—	—	12,993	12,993
Owner occupied - commercial real estate	—	—	2,133	2,133
Real estate mortgage - residential	—	—	555	555
Construction - commercial and residential	—	—	1,550	1,550
Other consumer	—	—	13	13
Other real estate owned	—	—	2,694	2,694
Total assets measured at fair value on a nonrecurring basis as of December 31, 2016	$—	$—	$22,894	$22,894

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2017, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Loans held for sale: As the Company has elected the fair value option, the fair value of loans held for sale is the carrying value and is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics for residential mortgage loans held for sale since such loans are typically committed to be sold (servicing released) at a profit. The fair value of multifamily FHA loans held for sale is the carrying value and is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics for multifamily FHA loans held for sale since such loans are typically committed to be securitized and sold (servicing retained) at a profit.

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

Mortgage banking derivatives: The Company enters into interest rate lock commitments with prospective residential mortgage borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on market data. These commitments are classified as Level 3 in the fair value disclosures, as the valuations are based on market unobservable inputs. The Company hedges the risk of the overall change in the fair value of loan commitments to borrowers by selling forward contracts on securities of GSEs. These forward settling contracts are classified as Level 3, as valuations are based on market unobservable inputs. See Note 8 to the Consolidated Financial Statements for additional detail.

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

The estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Assets
Cash and due from banks	$7,445	$7,445	$—	$7,445	$—
Federal funds sold	15,767	15,767	—	15,767	—
Interest bearing deposits with other banks	167,261	167,261	—	167,261	—
Investment securities	589,268	589,268	—	587,550	1,718
Federal Reserve and Federal Home Loan Bank stock	36,324	36,324	—	36,324	—
Loans held for sale	25,096	25,096	—	25,096	—
Loans, net	6,346,770	6,381,213	—	—	6,381,213
Bank owned life insurance	60,947	60,947	—	60,947	—
Annuity investment	11,632	11,632	—	11,632	—
Mortgage banking derivatives	43	43	—	—	43
Interst rate swap derivatives	2,256	2,256	—	2,256	—

Liabilities
Noninterest bearing deposits	1,982,912	1,982,912	—	1,982,912	—
Interest bearing deposits	3,041,563	3,041,563	—	3,041,563	—
Certificates of deposit	829,509	829,886	—	829,886	—
Customer repurchase agreements	76,561	76,561	—	76,561	—
Borrowings	541,905	533,162	—	533,162	—
Mortgage banking derivatives	10	10	—	—	10

December 31, 2016
Assets
Cash and due from banks	$8,076	$8,076	$—	$8,076	$—
Federal funds sold	2,397	2,397	—	2,397	—
Interest bearing deposits with other banks	357,690	357,690	—	357,690	—
Investment securities	538,108	538,108	—	536,390	1,718
Federal Reserve and Federal Home Loan Bank stock	21,600	21,600	—	21,600	—
Loans held for sale	51,629	51,629	—	51,629	—
Loans, net	5,618,819	5,624,084	—	—	5,624,084
Bank owned life insurance	60,130	60,130	—	60,130	—
Annuity investment	11,929	11,929	—	11,929	—
Mortgage banking derivatives	114	114	—	—	114

Liabilities
Noninterest bearing deposits	1,775,684	1,775,684	—	1,775,684	—
Interest bearing deposits	3,191,682	3,191,682	—	3,191,682	—
Certificates of deposit	748,748	745,985	—	745,985	—
Customer repurchase agreements	68,876	68,876	—	68,876	—
Borrowings	216,514	203,657	—	203,657	—
Mortgage banking derivatives	55	55	—	—	55
Interest rate swap derivatives	692	692	—	692	—

Note 25 — Quarterly Results of Operations (unaudited)

The following table reports quarterly results of operations (unaudited) for 2017, 2016 and 2015:

	2017
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$86,526	$82,370	$79,344	$75,794
Total interest expense	11,167	10,434	9,646	8,900
Net interest income	75,359	71,936	69,698	66,894
Provision for credit losses	4,087	1,921	1,566	1,397
Net interest income after provision for credit losses	71,272	70,015	68,132	65,497
Noninterest income	9,496	6,784	7,023	6,070
Noninterest expense	29,803	29,516	30,001	29,232
Income before income tax expense	50,965	47,283	45,154	42,335
Income tax expense	35,396	17,409	17,382	15,318
Net income	15,569	29,874	27,772	27,017
Net income available to common shareholders	$15,569	$29,874	$27,772	$27,017
Earnings per common share
Basic (1)	$0.46	$0.87	$0.81	$0.79
Diluted (1)	$0.45	$0.87	$0.81	$0.79

	2016
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$75,795	$72,431	$69,772	$67,807
Total interest expense	8,771	7,703	5,950	5,216
Net interest income	67,024	64,728	63,822	62,591
Provision for credit losses	2,112	2,288	3,888	3,043
Net interest income after provision for credit losses	64,912	62,440	59,934	59,548
Noninterest income	7,014	6,405	7,575	6,290
Noninterest expense	29,780	28,838	28,295	28,103
Income before income tax expense	42,146	40,007	39,214	37,735
Income tax expense	16,429	15,484	15,069	14,413
Net income	25,717	24,523	24,145	23,322
Net income available to common shareholders	$25,717	$24,523	$24,145	$23,322
Earnings per common share
Basic (1)	$0.76	$0.73	$0.72	$0.70
Diluted (1)	$0.75	$0.72	$0.71	$0.68

	2015
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$67,311	$63,981	$62,423	$59,465
Total interest expense	4,735	4,896	4,873	4,734
Net interest income	62,576	59,085	57,550	54,731
Provision for credit losses	4,595	3,262	3,471	3,310
Net interest income after provision for credit losses	57,981	55,823	54,079	51,421
Noninterest income	6,492	6,099	6,233	7,804
Noninterest expense	28,640	27,405	26,598	28,073
Income before income tax expense	35,833	34,517	33,714	31,152
Income tax expense	13,485	13,054	12,776	11,734
Net income	22,348	21,463	20,938	19,418
Preferred stock dividends and discount accretion	62	180	179	180
Net income available to common shareholders	$22,286	$21,283	$20,759	$19,238
Earnings per common share
Basic (1)	$0.67	$0.64	$0.62	$0.62
Diluted (1)	$0.65	$0.63	$0.61	$0.61

(1)  Earnings per common share are calculated on a quarterly basis and may not be additive to the year to date amount.

Note 26 — Parent Company Financial Information

Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

(dollars in thousands)	December 31, 2017	December 31, 2016

Assets
Cash	$77,883	$86,561
Investment securities available for sale, at fair value	100	100
Investment in subsidiaries	1,088,670	973,530
Other assets	5,315	3,935
Total Assets	$1,171,968	$1,064,126

Liabilities
Other liabilities	$4,625	$4,813
Long-term borrowings	216,905	216,514
Total liabilities	221,530	221,327

Shareholders’ Equity
Common stock	340	338
Additional paid in capital	520,304	513,531
Retained earnings	431,544	331,311
Accumulated other comprehensive income (loss)	(1,750)	(2,381)
Total Shareholders’ Equity	950,438	842,799
Total Liabilities and Shareholders’ Equity	$1,171,968	$1,064,126

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015

Income
Other interest and dividends	$234	$280	$369
Gain on sale of investment securities	—	43	60
Total Income	234	323	429

Expenses
Interest expense	11,916	7,493	4,490
Legal and professional	118	131	101
Directors compensation	352	202	224
Other	1,246	1,083	1,212
Total Expenses	13,632	8,909	6,027

Loss Before Income Tax (Benefit) and Equity in Undistributed Income of Subsidiaries	(13,398)	(8,586)	(5,598)
Income Tax Benefit	(4,689)	(2,919)	(2,208)

Loss Before Equity in Undistributed Income of Subsidiaries	(8,709)	(5,667)	(3,390)
Equity in Undistributed Income of Subsidiaries	108,941	103,374	87,557
Net Income	100,232	97,707	84,167
Preferred Stock Dividends and Discount Accretion	—	—	601

Net Income Available to Common Shareholders	$100,232	$97,707	$83,566

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015

Cash Flows From Operating Activities
Net Income	$100,232	$97,707	$84,167
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(108,941)	(103,374)	(87,557)
Net tax benefits from stock compensation	460	—	—
Excess tax benefit on stock-based compensation	—	(400)	(2,984)
Increase in other assets	(1,379)	(1,491)	(785)
(Decrease) increase in other liabilities	(189)	3,186	(121)
Net cash used in operating activities	(9,817)	(4,372)	(7,280)

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	—	135	84
Investment in subsidiary (net)	(460)	(124,636)	(419)
Net cash used in investing activities	(460)	(124,501)	(335)

Cash Flows From Financing Activities
Issuance of common stock	—	—	94,633
Issuance in long-term borrowings	391	147,586	—
Redemption of Series B Preferred Stock	—	—	(56,600)
Redemption of Series C Preferred Stock	—	—	(15,300)
Decrease in long-term borrowings	—	—	(9,300)
Proceeds from exercise of stock options	372	955	5,176
Preferred stock dividends	—	—	(600)
Excess tax benefit on stock-based compensation	—	400	2,984
Payment in lieu of fractional shares	—	—	(4)
Proceeds from employee stock purchase plan	836	801	769
Net cash provided by financing activities	1,599	149,742	21,758

Net Increase in Cash	(8,678)	20,869	14,143
Cash and Cash Equivalents at Beginning of Year	86,561	65,692	51,549
Cash and Cash Equivalents at End of Year	$77,883	$86,561	$65,692

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective June 1, 2016, substantially all directors and employees of the Company’s former independent registered public accounting firm, Stegman & Company (“Stegman”) joined Dixon Hughes Goodman LLP (“DHG”).  As a result, effective June 1, 2016, Stegman resigned as the Company’s independent registered public accounting firm.  The Audit Committee of the Board of Directors engaged DHG to serve as the Company’s independent registered public accounting firm effective June 1, 2016. The reports of Stegman on the consolidated financial statements of the Company as of December 31, 2015 and for the three fiscal years ended December 31, 2015, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s fiscal years ended December 31, 2015 and the subsequent interim period from January 1, 2016 to the date of Stegman’s resignation, (i) there were no disagreements between the Company and Stegman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stegman, would have caused Stegman to make reference to the subject matter of such disagreements in connection with its audit reports on the Company’s financial statements, (ii) there were no reportable events as within the meaning of Item 304(a)(1)(v) of Regulation S-K and (iii) the Company did not consult with DHG regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

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

Management is also responsible for establishing and maintaining effective internal control over financial reporting.  The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data.  The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company’s internal auditors, support the integrity and reliability of the financial statements.  Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time.  The Audit Committee of the Board of Directors (the “Committee”) is comprised entirely of outside directors who are independent of management.  The Committee is responsible for the appointment and compensation of the independent auditors and makes decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities.  The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports.  The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2017.  This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control — Integrated Framework (2013).”  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017. Management’s assessment concluded that there was no material weakness within the Company’s internal control structure as of December 31, 2017 and that the material weakness that existed as of December 31, 2016 has been fully remediated.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Procedure. Management, with oversight from our Audit Committee and in consultation with our tax advisors, implemented remediation procedures to address the control deficiency that led to the material weakness as of December 31, 2016. The following controls were implemented during 2017:

•                  Specific review procedures, including the enhanced involvement of outside independent tax consulting services in the review of tax accounting, designed to enhance our income tax accruals and deferrals; and

•                  Stronger quarterly income tax controls with improved documentation standards, technical oversight and training.

The 2017 financial statements have been audited by the independent registered public accounting firm of Dixon Hughes Goodman LLP (“DHG”).  Personnel from DHG were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof.  Management believes that all representations made to the independent auditors were valid and appropriate.  The resulting report from DHG accompanies the financial statements. DHG has also issued a report on the effectiveness of internal control over financial reporting.  That report has also been made a part of this Annual Report.

/s/ Ronald D. Paul	/s/ Charles D. Levingston
Chairman, President and Chief Executive Officer of the Company	Executive Vice President and Chief Financial Officer of the Company

ITEM 9B.                                       OTHER INFORMATION

None

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 17, 2018 (the “Proxy Statement”). The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7830 Old Georgetown Road, Third Floor, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors — Director Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company’s compensation plans as of December 31, 2017:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	143,224	$9.13	1,274,443	(2)
Equity compensation plans not approved by security holders	0	0	0
Total	143,224	$9.13	1,274,443	(2)

(1) Consists of the Company’s 2016 Stock Plan, 2011 Employee Stock Purchase Plan, 2006 Stock Plan, and the VHB 2010 Long-Term Incentive Plan. For additional information, see Note 13 to the Consolidated Financial Statements.

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

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the material appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm — Fees Paid to Independent Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.                                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included in this report

Report of Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm

Report of Stegman & Company, Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to the Consolidated Financial Statements

All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes. Renumber exhibits and notes as necessary

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
10.1	2006 Stock Plan (6)
10.2	2016 Stock Plan (7)
10.3	Amended and Restated Employment Agreement dated as of January 31, 2017, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul (8)
10.4	Employment Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston(9)
10.5	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Antonio F. Marquez (10)
10.6	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Susan G. Riel (11)
10.7	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Janice L. Williams (12)
10.8	Amended and Restated Employment Agreement dated as of January 31, 2017 between EagleBank and Laurence E. Bensignor (13)
10.9	Amended and Restated Employment Agreement dated as of January 31, 2017 between EagleBank and Lindsey S. Rheaume (14)

10.10	Non-Compete Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (15)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (16)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul (17)
10.13	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (18)
10.14	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (19)
10.15	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Laurence E. Bensignor (20)
10.16	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (21)
10.17	Form of Supplemental Executive Retirement Plan Agreement (22)
10.18	2017 Senior Executive Incentive Plan (23)
10.19	Virginia Heritage Bank 2006 Stock Option Plan (24)
10.20	Virginia Heritage Bank 2010 Long-Term Incentive Plan (25)
10.21	First Amendment to Amended and Restated Employment Agreement of Ronald D. Paul (26)
10.22	First Amendment to Employment Agreement of Charles D. Levingston (27)
10.23	First Amendment to Amended and Restated Employment Agreement of Antonio F. Marquez (28)
10.24	First Amendment to Amended and Restated Employment Agreement of Susan G. Riel (29)
10.25	First Amendment to Amended and Restated Employment Agreement of Janice L. Williams (30)
10.26	First Amendment to Amended and Restated Employment Agreement of Lindsey S. Rheaume (31)
10.27	First Amendment to Amended and Restated Employment Agreement of Laurence E. Bensignor (32)
10.28	2018 Senior Executive Incentive Plan (33)
10.29	2018 Long Term Incentive Plan (34)
11	Statement Regarding Computation of Per Share Income See Note 15 of the Notes to Consolidated Financial Statements
12	Statement re: Computation of Ratios
21	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes Goodman LLP
23.2	Consent of Stegman & Company
31.1	Certification of Ronald D. Paul
31.2	Certification of Charles D. Levingston
32.1	Certification of Ronald D. Paul
32.2	Certification of Charles D. Levingston

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at December 31, 2017 and 2016
(ii) Consolidated Statement of Operations for the years ended December 31, 2017, 2016 and 2015
(iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2016 and 2015
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015
(vi) Notes to the Consolidated Financial Statements

(1)                                 Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.

(2)                                 Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.

(3)                                 Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.

(4)                                 Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.

(5)                                 Incorporated by Reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 22, 2016

(6)                                 Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)

(7)                                 Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-211857)

(8)                                 Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2017.

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

(11)                          Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2017.

(12)                          Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 6, 2017.

(13)                          Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 6, 2017.

(14)                        Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 6, 2017.

(15)                        Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017.

(16)                          Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.

(17)                          Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.

(18)                          Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.

(19)                          Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.

(20)                          Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 15, 2014.

(21)                          Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on May 11, 2015

(22)                          Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.

(23)                          Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2018.

(24)                          Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)

(25)                          Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875)

(26)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018.

(27)                          Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2018.

(28)                          Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 28, 2018.

(29)                          Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 28, 2018.

(30)                          Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 28, 2018.

(31)                          Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 28, 2018.

(32)                          Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 28, 2018.

(33)                          Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2018.

(34)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.

March 1, 2018	by:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Leslie M. Alperstein, Ph.D.	Director	March 1, 2018
Leslie M. Alperstein, Ph.D.

/s/ Dudley C. Dworken	Director	March 1, 2018
Dudley C. Dworken

/s/ Harvey M. Goodman	Director	March 1, 2018
Harvey M. Goodman

/s/ Ronald D. Paul	Chairman, President and Principal	March 1, 2018
Ronald D. Paul	Executive Officer of the Company

/s/ Norman R. Pozez	Director	March 1, 2018
Norman R. Pozez

/s/ Kathy A. Raffa	Director	March 1, 2018
Kathy A. Raffa

/s/ Susan G. Riel	Director, Executive Vice President	March 1, 2018
Susan G. Riel	of the Company

/s/ Donald R. Rogers	Director	March 1, 2018
Donald R. Rogers

/s/ Leland M. Weinstein	Director	March 1, 2018
Leland M. Weinstein

/s/ Charles D. Levingston	Executive Vice President and	March 1, 2018
Charles D. Levingston	Chief Financial Officer of the Company
Principal Financial and Accounting Officer