Form 10-Q
period 2018-03-31
EAGLE BANCORP INC
filed 2018-05-10
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Yes  ☐  No  ☒

As of April 30, 2018, the registrant had 34,306,285 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

Assets	March 31, 2018	December 31, 2017
Cash and due from banks	$7,954	$7,445
Federal funds sold	29,552	15,767
Interest bearing deposits with banks and other short-term investments	167,347	167,261
Investment securities available-for-sale, at fair value	578,317	589,268
Federal Reserve and Federal Home Loan Bank stock	34,768	36,324
Loans held for sale	25,873	25,096
Loans	6,602,526	6,411,528
Less allowance for credit losses	(65,807)	(64,758)
Loans, net	6,536,719	6,346,770
Premises and equipment, net	19,808	20,991
Deferred income taxes	30,203	28,770
Bank owned life insurance	61,291	60,947
Intangible assets, net	107,097	107,212
Other real estate owned	1,394	1,394
Other assets	97,737	71,784
Total Assets	$7,698,060	$7,479,029

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,909,210	$1,982,912
Interest bearing transaction	366,986	420,417
Savings and money market	2,767,721	2,621,146
Time, $100,000 or more	598,307	515,682
Other time	479,577	313,827
Total deposits	6,121,801	5,853,984
Customer repurchase agreements	48,365	76,561
Other short-term borrowings	275,000	325,000
Long-term borrowings	217,003	216,905
Other liabilities	50,711	56,141
Total Liabilities	6,712,880	6,528,591

Shareholders’ Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 34,303,056 and 34,185,163, respectively	341	340
Additional paid in capital	522,316	520,304
Retained earnings	467,933	431,544
Accumulated other comprehensive loss	(5,410)	(1,750)
Total Shareholders’ Equity	985,180	950,438
Total Liabilities and Shareholders’ Equity	$7,698,060	$7,479,029

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest Income
Interest and fees on loans	$84,430	$72,471
Interest and dividends on investment securities	3,592	2,833
Interest on balances with other banks and short-term investments	981	483
Interest on federal funds sold	46	7
Total interest income	89,049	75,794
Interest Expense
Interest on deposits	9,129	5,830
Interest on customer repurchase agreements	50	38
Interest on short-term borrowings	1,111	53
Interest on long-term borrowings	2,979	2,979
Total interest expense	13,269	8,900
Net Interest Income	75,780	66,894
Provision for Credit Losses	1,969	1,397
Net Interest Income After Provision For Credit Losses	73,811	65,497

Noninterest Income
Service charges on deposits	1,614	1,472
Gain on sale of loans	1,523	2,048
Gain on sale of investment securities	42	505
Increase in the cash surrender value of bank owned life insurance	344	367
Other income	1,781	1,678
Total noninterest income	5,304	6,070
Noninterest Expense
Salaries and employee benefits	16,858	16,677
Premises and equipment expenses	3,929	3,847
Marketing and advertising	937	894
Data processing	2,317	2,041
Legal, accounting and professional fees	2,973	1,002
FDIC insurance	675	544
Other expenses	3,432	4,227
Total noninterest expense	31,121	29,232
Income Before Income Tax Expense	47,994	42,335
Income Tax Expense	12,279	15,318
Net Income	$35,715	$27,017

Earnings Per Common Share
Basic	$1.04	$0.79
Diluted	$1.04	$0.79

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2018	2017

Net Income	$35,715	$27,017

Other comprehensive income, net of tax:
Unrealized (loss) gain on securities available for sale	(5,123)	712
Reclassification adjustment for net gains included in net income	(31)	(322)
Total unrealized loss on investment securities	(5,154)	390
Unrealized gain on derivatives	2,233	1,079
Reclassification adjustment for amounts included in net income	(65)	(369)
Total unrealized gain on derivatives	2,168	710
Other comprehensive (loss) income	(2,986)	1,100
Comprehensive Income	$32,729	$28,117

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common		Paid	Retained	Comprehensive	Shareholders’
	Shares	Amount	in Capital	Earnings	Income (Loss)	Equity

Balance January 1, 2018	34,185,163	$340	$520,304	$431,544	$(1,750)	$950,438

Net Income	—	—	—	35,715	—	35,715
Other comprehensive loss, net of tax	—	—	—	—	(2,986)	(2,986)
Stock-based compensation expense	—	—	1,476	—	—	1,476
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	32,230	—	338	—	—	338
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(12,106)	1	(1)	—	—	—
Time based stock awards granted	94,344	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,425	—	199	—	—	199
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI (ASU 2018-02)	—	—	—	674	(674)	—
Balance March 31, 2018	34,303,056	$341	$522,316	$467,933	$(5,410)	$985,180

Balance January 1, 2017	34,023,850	$338	$513,531	$331,311	$(2,381)	$842,799

Net Income	—	—	—	27,017	—	27,017
Other comprehensive income, net of tax	—	—	—	—	1,100	1,100
Stock-based compensation expense	—	—	1,856	—	—	1,856
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	2,675	—	66	—	—	66
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(11,788)	1	(2)	—	—	(1)
Time based stock awards granted	91,097	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	4,222	—	205	—	—	205
Balance March 31, 2017	34,110,056	$339	$515,656	$358,328	$(1,281)	$873,042

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net Income	$35,715	$27,017
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,969	1,397
Depreciation and amortization	1,811	1,772
Gains on sale of loans	(1,523)	(2,048)
Securities premium amortization (discount accretion), net	1,087	1,006
Origination of loans held for sale	(102,316)	(153,995)
Proceeds from sale of loans held for sale	103,062	178,105
Net increase in cash surrender value of BOLI	(344)	(367)
(Increase) decrease deferred income tax benefit	(1,433)	17
Net loss on sale of other real estate owned	—	361
Net gain on sale of investment securities	(42)	(505)
Stock-based compensation expense	1,476	1,856
Net tax benefits from stock compensation	108	589
Increase in other assets	(25,519)	(594)
(Decrease) increase in other liabilities	(5,430)	7,478
Net cash provided by operating activities	8,621	62,089
Cash Flows From Investing Activities:
Purchases of available for sale investment securities	(32,269)	(35,183)
Proceeds from maturities of available for sale securities	21,249	22,922
Proceeds from sale/call of available for sale securities	17,266	51,161
Purchases of Federal Reserve and Federal Home Loan Bank stock	(28,322)	(8,275)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	29,878	4,302
Net increase in loans	(191,918)	(147,618)
Proceeds from sale of other real estate owned	—	939
Bank premises and equipment acquired	(283)	(1,248)
Net cash used in investing activities	(184,399)	(113,000)
Cash Flows From Financing Activities:
Increase in deposits	267,817	73,375
(Decrease) increase in customer repurchase agreements	(28,196)	13,284
(Decrease) increase in short-term borrowings	(50,000)	75,000
Proceeds from exercise of equity compensation plans	338	66
Proceeds from employee stock purchase plan	199	205
Net cash provided by financing activities	190,158	161,930
Net Increase In Cash and Cash Equivalents	14,380	111,019
Cash and Cash Equivalents at Beginning of Period	190,473	368,163
Cash and Cash Equivalents at End of Period	$204,853	$479,182
Supplemental Cash Flows Information:
Interest paid	$15,352	$11,517
Income taxes paid	$16,500	$6,000
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$—	$—
Transfers from other real estate owned to loans	$—	$—

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

The Consolidated Financial Statements of the Company included herein are unaudited. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2017 were derived from audited Consolidated Financial Statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

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

New Authoritative Accounting Guidance

Accounting Standards Adopted in 2018

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including deposit related fees, interchange fees, and merchant income. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company did not identify revenue streams within the scope of ASC 606 that required a material change in their presentation under the gross vs. net requirement of ASC 606. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Substantially all of the Company’s revenue is generated from contracts with customers. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

●	Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

●	Other Fees – generally, the Company receives compensation when a customer that it refers opens an account with certain third-parties. This category includes credit card, investment advisory, and interchange fees. The timing and amount of revenue recognition is not materially impacted by the new standard.

●	Sale of OREO – ASU 2014-09 prescribes derecognition requirements for the sale of OREO that are less prescriptive than existing derecognition requirements. Previously, the Company was required to assess 1) the adequacy of a buyer’s initial and continuing investments and 2) the seller’s continuing involvement with the property. ASU 2014-09 requires an entity to assess whether it is “probable” that it will collect the consideration to which it will be entitled in exchange for transferring the asset to the customer. The new requirements could result in earlier revenue recognition; however, such sales are infrequent and the impact of this change is not expected to be material to our financial statements.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals based on fee schedules. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not have contract balances material to our financial statements. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

ASU 2016-01, “Financial Instruments—(Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 was effective for us effective January 1, 2018 and did not have a material impact on our Consolidated Financial Statements. Refer to Note 12 for the valuation of the loan portfolio using the exit price notion.

ASU 2016-15 “Statement of Cash Flows (Topic 230)” is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. The Company early adopted ASU 2017-12 effective January 1, 2018. The new standard did not have a material impact to our Consolidated Financial Statements.

ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)- Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU 2018-02 allows a reclassification from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings for the stranded tax effects caused by the revaluation of deferred taxes resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act of 2017. The ASU is effective in years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. We have elected to early adopt the ASU as of January 1, 2018. The adoption of the guidance resulted in a $674 thousand cumulative-effect adjustment, done on a portfolio basis, to reclassify the income tax effects resulting from tax reform from AOCI to retained earnings. The adjustment increased retained earnings and decreased AOCI in the first quarter of 2018.

Accounting Standards Pending Adoption

ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company is currently evaluating the provisions of ASU 2016-02, researching software to aid in the transition to the new leasing guidance, and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for us beginning on January 1, 2020; early adoption is permitted for us beginning on January 1, 2019. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We have substantially concluded our data gap analysis and have contracted with a third party to develop a model to comply with CECL requirements. We have established a steering committee with representation from various departments across the enterprise. The committee has agreed to a project plan and we have regular meetings to ensure adherence to our implementation timeline. The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment”. ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020, with early adoption permitted for interim or annual impairment tests beginning in 2017, and is not expected to have a significant impact on our consolidated financial statements. We expect to implement ASU 2017-04 prior to 2018 year-end.

Note 2. Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2018, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as significant excess reserves, on which interest is paid.

Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with domestic correspondent banks as compensation for services they provide to the Bank.

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
March 31, 2018	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$196,210	$130	$4,249	$192,091
Residential mortgage backed securities	337,362	113	8,235	329,240
Municipal bonds	48,577	642	614	48,605
Corporate bonds	8,004	159	—	8,163
Other equity investments	218	—	—	218
	$590,371	$1,044	$13,098	$578,317

		Gross	Gross	Estimated
December 31, 2017	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$198,115	$283	$2,414	$195,984
Residential mortgage backed securities	322,067	187	4,418	317,836
Municipal bonds	60,976	1,295	214	62,057
Corporate bonds	13,010	163	—	13,173
Other equity investments	218	—	—	218
	$594,386	$1,928	$7,046	$589,268

In addition, at March 31, 2018 and December 31, 2017 the Company held $34.8 million and $36.3 million, respectively, in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
March 31, 2018	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	44	$113,476	$2,469	$54,634	$1,780	$168,110	$4,249
Residential mortgage backed securities	148	159,464	3,326	146,174	4,909	305,638	8,235
Municipal bonds	13	23,180	614	—	—	23,180	614
	205	$296,120	$6,409	$200,808	$6,689	$496,928	$13,098

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2017	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	38	$102,264	$1,073	$55,093	$1,341	$157,357	$2,414
Residential mortgage backed securities	137	152,350	1,306	147,953	3,112	300,303	4,418
Municipal bonds	8	17,446	214	—	—	17,446	214
	183	$272,060	$2,593	$203,046	$4,453	$475,106	$7,046

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.8 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2018 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investments available-for-sale at March 31, 2018 and December 31, 2017 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$111,940	$108,886	$109,893	$108,198
After one year through five years	70,523	69,917	74,106	73,916
Five years through ten years	13,747	13,288	14,116	13,870
Residential mortgage backed securities	337,362	329,240	322,067	317,836
Municipal bonds maturing:
One year or less	5,078	5,139	5,068	5,171
After one year through five years	19,366	19,654	19,405	19,879
Five years through ten years	23,064	22,686	35,432	35,846
After ten years	1,069	1,126	1,071	1,161
Corporate bonds maturing:
After one year through five years	6,504	6,663	11,510	11,673
After ten years	1,500	1,500	1,500	1,500
Other equity investments	218	218	218	218
	$590,371	$578,317	$594,386	$589,268

For the three months ended March 31, 2018, gross realized gains on sales of investments securities were $67 thousand and gross realized losses on sales of investment securities were $25 thousand. For the year ended December 31, 2017, gross realized gains on sales of investment securities were $796 thousand and gross realized losses on sales of investment securities were $254 thousand.

Proceeds from sales and calls of investment securities for the three months ended March 31, 2018 were $17.3 million compared to $51.2 million for the same period in 2017.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2018 and December 31, 2017 was $454.8 million and $465.4 million, respectively, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

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

At March 31, 2018 the Bank had mortgage banking derivative financial instruments with a notional value of $55.3 million related to its forward contracts as compared to $37.1 million at December 31, 2017. The fair value of these mortgage banking derivative instruments at March 31, 2018 was $51 thousand included in other assets and $84 thousand included in other liabilities as compared to $43 thousand included in other assets and $10 thousand included in other liabilities at December 31, 2017.

Included in other noninterest income for the three months ended March 31, 2018 was a net loss of $87 thousand, relating to mortgage banking derivative instruments as compared to a net gain of $290 thousand as of March 31, 2017. The amount included in other noninterest income for the three months ended March 31, 2018 pertaining to its mortgage banking hedging activities was a net realized gain of $91 thousand as compared to a net realized loss of $845 thousand as of March 31, 2017.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at March 31, 2018 and December 31, 2017 are summarized by type as follows:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,426,042	22%	$1,375,939	21%
Income producing - commercial real estate	3,137,498	47%	3,047,094	48%
Owner occupied - commercial real estate	800,747	12%	755,444	12%
Real estate mortgage - residential	103,932	2%	104,357	2%
Construction - commercial and residential	1,000,266	15%	973,141	15%
Construction - C&I (owner occupied)	40,547	1%	58,691	1%
Home equity	90,271	1%	93,264	1%
Other consumer	3,223	—	3,598	—
Total loans	6,602,526	100%	6,411,528	100%
Less: allowance for credit losses	(65,807)		(64,758)
Net loans	$6,536,719		$6,346,770

Unamortized net deferred fees amounted to $24.3 million and $23.9 million at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, the Bank serviced $208.7 million and $195.3 million, respectively, of multifamily FHA loans, SBA loans and other loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At March 31, 2018, owner occupied - commercial real estate and construction - C&I (owner occupied) represent approximately 13% of the loan portfolio. At March 31, 2018, non-owner occupied commercial real estate and real estate construction represented approximately 62% of the loan portfolio. The combined owner occupied and commercial real estate loans represent approximately 75% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 22% of the loan portfolio at March 31, 2018 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 1% of the loan portfolio at March 31, 2018 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 2% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 19 months. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.43 billion at March 31, 2018. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 81% of the outstanding ADC loan portfolio at March 31, 2018. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income Producing -	Owner Occupied -	Real Estate	Construction - Commercial
		Commercial	Commercial	Mortgage	and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Three months ended March 31, 2018
Allowance for credit losses:
Balance at beginning of period	$13,102	$25,376	$5,934	$944	$18,492	$770	$140	$64,758
Loans charged-off	(853)	(121)	(132)	—	—	—	—	(1,106)
Recoveries of loans previously charged-off	3	—	1	2	60	117	3	186
Net loans (charged-off) recoveries	(850)	(121)	(131)	2	60	117	3	(920)
Provision for credit losses	1,106	1,213	(332)	(212)	190	(188)	192	1,969
Ending balance	$13,358	$26,468	$5,471	$734	$18,742	$699	$335	$65,807
As of March 31, 2018
Allowance for credit losses:
Individually evaluated for impairment	$3,014	$2,628	$500	$—	$500	$—	$80	$6,722
Collectively evaluated for impairment	10,344	23,840	4,971	734	18,242	699	255	59,085
Ending balance	$13,358	$26,468	$5,471	$734	$18,742	$699	$335	$65,807

Three months ended March 31, 2017
Allowance for credit losses:
Balance at beginning of period	$14,700	$21,105	$4,010	$1,284	$16,487	$1,328	$160	$59,074
Loans charged-off	(137)	(500)	—	—	—	—	(63)	(700)
Recoveries of loans previously charged-off	13	50	1	2	3	1	7	77
Net loans (charged-off) recoveries	(124)	(450)	1	2	3	1	(56)	(623)
Provision for credit losses	7	729	15	(180)	866	(241)	201	1,397
Ending balance	$14,583	$21,384	$4,026	$1,106	$17,356	$1,088	$305	$59,848
As of March 31, 2017
Allowance for credit losses:
Individually evaluated for impairment	$3,030	$1,488	$350	$—	$350	$—	$50	$5,268
Collectively evaluated for impairment	11,553	19,896	3,676	1,106	17,006	1,088	255	54,580
Ending balance	$14,583	$21,384	$4,026	$1,106	$17,356	$1,088	$305	$59,848

The Company’s recorded investments in loans as of March 31, 2018 and December 31, 2017 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Income Producing -	Owner Occupied -	Real Estate	Construction - Commercial
		Commercial	Commercial	Mortgage	and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

March 31, 2018
Recorded investment in loans:
Individually evaluated for impairment	$15,468	$9,394	$7,771	$1,451	$4,707	$494	$91	$39,376
Collectively evaluated for impairment	1,410,574	3,128,104	792,976	102,481	1,036,106	89,777	3,132	6,563,150
Ending balance	$1,426,042	$3,137,498	$800,747	$103,932	$1,040,813	$90,271	$3,223	$6,602,526

December 31, 2017
Recorded investment in loans:
Individually evaluated for impairment	$8,726	$10,192	$5,501	$478	$4,709	$494	$91	$30,191
Collectively evaluated for impairment	1,367,213	3,036,902	749,943	103,879	1,027,123	92,770	3,507	6,381,337
Ending balance	$1,375,939	$3,047,094	$755,444	$104,357	$1,031,832	$93,264	$3,598	$6,411,528

At March 31, 2018, nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) and Virginia Heritage Bank (“Virginia Heritage”) have a carrying value of $321 thousand and $452 thousand, and an unpaid principal balance of $379 thousand and $1.5 million, respectively, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” At December 31, 2017, nonperforming loans acquired from Fidelity and Virginia Heritage had a carrying value of $297 thousand and $479 thousand, respectively, and an unpaid principal balance of $347 thousand and $1.5 million, respectively, and were evaluated separately in accordance with ASC Topic 310-30. The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses.

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

The Company’s credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of March 31, 2018 and December 31, 2017.

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans

March 31, 2018
Commercial	$1,381,816	$28,758	$15,468	$—	$1,426,042
Income producing – commercial real estate	3,123,614	4,490	9,394	—	3,137,498
Owner occupied – commercial real estate	756,551	36,425	7,771	—	800,747
Real estate mortgage – residential	101,831	650	1,451	—	103,932
Construction – commercial and residential	1,036,106	—	4,707	—	1,040,813
Home equity	89,091	686	494	—	90,271
Other consumer	3,131	1	91	—	3,223
Total	$6,492,140	$71,010	$39,376	$—	$6,602,526

December 31, 2017
Commercial	$1,333,050	$34,163	$8,726	$—	$1,375,939
Income producing – commercial real estate	3,033,046	3,856	10,192	—	3,047,094
Owner occupied – commercial real estate	696,754	53,189	5,501	—	755,444
Real estate mortgage – residential	103,220	659	478	—	104,357
Construction – commercial and residential	1,027,123	—	4,709	—	1,031,832
Home equity	92,084	686	494	—	93,264
Other consumer	3,505	2	91	—	3,598
Total	$6,288,782	$92,555	$30,191	$—	$6,411,528

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

The following table presents, by class of loan, information related to nonaccrual loans as of March 31, 2018 and December 31, 2017.

(dollars in thousands)	March 31, 2018	December 31, 2017

Commercial	$3,595	$3,493
Income producing - commercial real estate	50	832
Owner occupied - commercial real estate	5,361	5,501
Real estate mortgage - residential	1,745	775
Construction - commercial and residential	2,051	2,052
Home equity	494	494
Other consumer	91	91
Total nonaccrual loans (1)(2)	$13,387	$13,238

(1)	Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $11.5 million at March 31, 2018 and $12.3 million at December 31, 2017.
(2)	Gross interest income of $205 thousand and $304 thousand would have been recorded for the three months ended March 31, 2018 and 2017, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while the interest actually recorded on such loans was zero and $90 thousand for the three months ended March 31, 2018 and 2017, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of March 31, 2018 and December 31, 2017.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans

March 31, 2018
Commercial	$6,179	$1,209	$3,595	$10,983	$1,415,059	$1,426,042
Income producing – commercial real estate	13,452	4,562	50	18,064	3,119,434	3,137,498
Owner occupied – commercial real estate	3,336	1,105	5,361	9,802	790,945	800,747
Real estate mortgage – residential	6,590	—	1,745	8,335	95,597	103,932
Construction – commercial and residential	—	5,268	2,051	7,319	1,033,494	1,040,813
Home equity	—	90	494	584	89,687	90,271
Other consumer	5	17	91	113	3,110	3,223
Total	$29,562	$12,251	$13,387	$55,200	$6,547,326	$6,602,526

December 31, 2017
Commercial	$2,705	$748	$3,493	$6,946	$1,368,993	$1,375,939
Income producing – commercial real estate	4,398	6,930	832	12,160	3,034,934	3,047,094
Owner occupied – commercial real estate	522	3,906	5,501	9,929	745,515	755,444
Real estate mortgage – residential	6,993	1,244	775	9,012	95,345	104,357
Construction – commercial and residential	—	5,268	2,052	7,320	1,024,512	1,031,832
Home equity	307	—	494	801	92,463	93,264
Other consumer	45	6	91	142	3,456	3,598
Total	$14,970	$18,102	$13,238	$46,310	$6,365,218	$6,411,528

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

The following table presents, by class of loan, information related to impaired loans for the periods ended March 31, 2018 and March 31, 2017.

	Unpaid	Recorded	Recorded			Average Recorded		Interest Income
	Contractual	Investment	Investment	Total		Investment		Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

March 31, 2018
Commercial	$4,944	$1,132	$3,693	$4,825	$3,014	$5,175	$5,175	$20	$20
Income producing – commercial real estate	9,248	—	9,248	9,248	2,628	9,646	9,646	120	120
Owner occupied – commercial real estate	6,432	5,650	782	6,432	500	6,514	6,514	11	11
Real estate mortgage – residential	1,745	1,745	—	1,745	—	1,260	1,260	—	—
Construction – commercial and residential	2,051	1,533	518	2,051	500	2,052	2,052	—	—
Home equity	494	494	—	494	—	494	494	—	—
Other consumer	91	—	91	91	80	91	91	—	—
Total	$25,005	$10,554	$14,332	$24,886	$6,722	$25,232	$25,232	$151	$151

March 31, 2017
Commercial	$8,249	$2,843	$2,737	$5,580	$3,030	$5,604	$5,604	$42	$42
Income producing – commercial real estate	10,019	702	9,317	10,019	1,488	12,478	12,478	48	48
Owner occupied – commercial real estate	2,998	2,207	791	2,998	350	2,741	2,741	—	—
Real estate mortgage – residential	310	310	—	310	—	433	433	—	—
Construction – commercial and residential	3,255	2,717	538	3,255	350	2,664	2,664	—	—
Other consumer	94	—	94	94	50	110	110	—	—
Total	$24,925	$8,779	$13,477	$22,256	$5,268	$24,030	$24,030	$90	$90

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of March 31, 2018, all performing TDRs were categorized as interest-only modifications.

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

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company during the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31, 2018
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructings
Restructured accruing	8	$1,230	$9,198	$1,071	$—	$11,499
Restructured nonaccruing	5	1,649	—	—	—	1,649
Total	13	$2,879	$9,198	$1,071	$—	$13,148

Specific allowance		$595	$2,350	$—	$—	$2,945

Restructured and subsequently defaulted		$—	$121	$—	$—	$121

	For the Three Months Ended March 31, 2017
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructings
Restructured accruing	7	$3,137	$4,397	$367	$—	$7,901
Restructured non-accruing	2	193	—	—	702	895
Total	9	$3,330	$4,397	$367	$702	$8,796

Specific allowance		$855	$1,100	$—	$—	$1,955

Restructured and subsequently defaulted		$237	$—	$—	$—	$237

The Company had thirteen TDR’s at March 31, 2018 totaling approximately $13.1 million. Eight of these loans totaling approximately $11.5 million, are performing under their modified terms. During the three months of 2018, there was one default on a $121 thousand restructured loan which was charged off, as compared to the same period in 2017, which had one default on a $237 thousand restructured loan. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. There was one performing TDR totaling $786 thousand that was reclassified to nonperforming loans during the three months ended March 31, 2018, as compared to the same period in 2017, which had no performing TDRs reclassified to nonperforming loans. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2018 and 2017.

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

As of March 31, 2018, the Company had three forward starting designated cash flow hedge interest rate swap transactions outstanding that had an aggregate notional amount of $250 million associated with the Company’s variable rate deposits. The net unrealized gain before income tax on the swaps was $4.8 million at March 31, 2018 compared to a net unrealized gain before income tax of $2.3 million at December 31, 2017. The gain in value since year end 2017 is due to the increase in expected net cash inflows from the swap over its remaining term due to higher market interest rates.

For derivatives designated as cash flow hedges, changes in the fair value of the derivative are initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.

Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the quarter ended March 31, 2018, the Company reclassified $88 thousand related to designated cash flow hedge derivatives from accumulated other comprehensive income to interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $923 thousand will be reclassified as a decrease in interest expense.

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

The designated cash flow hedge interest rate swap agreements detail: 1) that collateral be posted when the market value exceeds certain threshold limits associated with the secured party’s exposure; 2) if the Company defaults on any of its indebtedness (including default where repayment of the indebtedness has not been accelerated by the lender), then the Company could also be declared in default on its derivative obligations; 3) if the Company fails to maintain its status as a well capitalized institution then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of March 31, 2018, the aggregate fair value of all designated cash flow hedge derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our capital status) that were in a net asset position totaled $4.8 million (none of these contracts were in a net liability position as of March 31, 2018). The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of March 31, 2018, the Company was not required to post collateral with its derivative counterparties against its obligations under these agreements because these agreements were in a net asset position. If the Company had breached any provisions under the agreements at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

The table below identifies the balance sheet category and fair values of the Company’s designated cash flow hedge derivative instruments as of March 31, 2018 and December 31, 2017.

		March 31, 2018			December 31, 2017
	Swap	Notional		Balance Sheet	Notional		Balance Sheet
	Number	Amount	Fair Value	Category	Amount	Fair Value	Category

(dollars in thousands)
Interest rate swap	(1)	$75,000	$1,070	Other Assets	$75,000	$598	Other Assets
Interest rate swap	(2)	100,000	1,775	Other Assets	100,000	821	Other Assets
Interest rate swap	(3)	75,000	1,943	Other Assets	75,000	837	Other Assets
	Total	$250,000	$4,788		$250,000	$2,256

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the three months ended March 31, 2018 and 2017.

		Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
			Reclassified from AOCI into Income			Reclassified from AOCI into Income
	Swap Number	Amount of Pre-tax gain (loss) Recognized in OCI	Category	Amount of Gain (Loss)	Amount of Pre-tax gain (loss) Recognized in OCI	Category	Amount of Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$471	Interest Expense	$(1)	$100	Interest Expense	$(154)
Interest rate swap	(2)	907	Interest Expense	(47)	35	Interest Expense	(231)
Interest rate swap	(3)	1,065	Interest Expense	(40)	328	Interest Expense	(193)
	Total	$2,443		$(88)	$463		$(578)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations at March 31, 2018 and 2017.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(88)	$—	$(578)	$—

The effects of cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(88)	$—	$(578)	$—

Balance Sheet Offsetting: Our designated cash flow hedge interest rate swap derivatives are eligible for offset in the Consolidated Balance Sheets and are subject to master netting arrangements. Our derivative transactions with counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. The Company generally offsets such financial instruments for financial reporting purposes. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s cash flow hedge derivatives as of March 31, 2018 and December 31, 2017.

Three Months Ended March 31, 2018
Offsetting of Derivative Assets (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$3,706	$—	$3,706	$—	$—	$3,706
Counterparty 2	1,073	—	1,073	—	—	1,073
	$4,779	$—	$4,779	$—	$—	$4,779

Year Ended December 31, 2017
Offsetting of Derivative Assets (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$1,619	$—	$1,619	$—	$—	$1,619
Counterparty 2	582	—	582	—	—	582
	$2,201	$—	$2,201	$—	$—	$2,201

Note 7. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three months ended March 31, 2018 and the year ended December 31, 2017 is presented in the table below. There was one residential real estate loan in the process of foreclosure as of March 31, 2018 totaling $999 thousand. There were no residential real estate loans in the process of foreclosure as of March 31, 2017. For the three months ended March 31, 2018, there were no sales of OREO property, as compared to March 31, 2017 which had one sale for a net loss of $361 thousand with proceeds of $939 thousand.

	Three Months Ended	Year Ended
(dollars in thousands)	March 31, 2018	December 31, 2017

Balance at January 1,	$1,394	$2,694
Real estate acquired from borrowers	—	1,145
Valuation allowance	—	—
Properties sold	—	(2,445)
Ending balance	$1,394	$1,394

Note 8. Long-Term Borrowings

The following table presents information related to the Company’s long-term borrowings as of March 31, 2018 and December 31, 2017.

(dollars in thousands)	March 31, 2018	December 31, 2017

Subordinated Notes, 5.75%	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	150,000
Less: debt issuance costs	(2,997)	(3,095)
Long-term borrowings	$217,003	$216,905

On August 5, 2014, the Company completed the sale of $70.0 million of its 5.75% subordinated notes, due September 1, 2024 (the “2024 Notes”). The 2024 Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $68.8 million, which includes $1.2 million in deferred financing costs which are being amortized over the life of the 2024 Notes.

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

Note 9. Net Income per Common Share

The calculation of net income per common share for the three months ended March 31, 2018 and 2017 was as follows.

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2018	2017
Basic:
Net income available to common shareholders	$35,715	$27,017
Average common shares outstanding	34,261	34,070
Basic net income per common share	$1.04	$0.79

Diluted:
Net income available to common shareholders	$35,715	$27,017
Average common shares outstanding	34,261	34,070
Adjustment for common share equivalents	145	214
Average common shares outstanding-diluted	34,406	34,284
Diluted net income per common share	$1.04	$0.79

Anti-dilutive shares	—	7

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

In February 2018, the Company awarded 94,344 shares of time vested restricted stock to senior officers, directors, and certain employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.

In February 2018, the Company awarded senior officers a targeted number of 42,533 performance vested restricted stock units (PRSUs). The vesting of PRSUs is 100% after three years with payouts based on threshold, target or maximum average performance targets over the three year period relative to a peer index. There are two performance metrics: 1) average annual earnings per share growth; and 2) average annual return on average assets. Each metric is measured against companies in the KBW Regional Banking Index.

The Company has unvested restricted stock awards and PRSU grants of 274,796 shares at March 31, 2018. Unrecognized stock based compensation expense related to restricted stock awards and PRSU grants totaled $13.5 million at March 31, 2018. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.33 years.

The following tables summarize the unvested restricted stock awards activity for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018		2017
Perfomance Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at beginning	62,338	$50.45	33,226	$42.60
Issued	42,533	60.45	36,523	57.49
Forfeited	(5,913)	50.28	—	—
Vested	—	—	—	—
Unvested at end	98,958	$54.76	69,749	$50.40

	Three Months Ended March 31,
	2018		2017
Time Vested Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at beginning	164,043	$53.57	262,966	$33.60
Issued	94,344	60.45	91,097	62.70
Forfeited	(5,165)	55.60	(371)	42.93
Vested	(77,384)	49.67	(176,134)	28.73
Unvested at end	175,838	$58.92	177,558	$53.34

Below is a summary of stock option activity for the three months ended March 31, 2018 and 2017. The information excludes restricted stock units and awards.

	Three Months Ended March 31,
	2018		2017
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning balance	143,224	$9.13	216,859	$8.80
Issued	—	—	—	—
Exercised	(32,230)	10.48	(2,675)	24.67
Forfeited	(500)	24.86	—	—
Expired	—	—	—	—
Ending balance	110,494	$8.67	214,184	$8.60

The following summarizes information about stock options outstanding at March 31, 2018. The information excludes restricted stock units and awards.

				Weighted-Average
Outstanding:		Stock Options	Weighted-Average	Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life
$5.76	$10.72	97,995	$5.76	0.78
$10.73	$11.40	5,089	11.17	3.63
$11.41	$24.86	660	20.03	4.82
$24.87	$49.91	6,750	47.83	7.87
		110,494	$8.67	1.36

Exercisable:		Stock Options	Weighted-Average
Range of Exercise Prices		Exercisable	Exercise Price
$5.76	$10.72	80,646	$5.76
$10.73	$11.40	5,089	11.17
$11.41	$24.86	660	20.03
$24.87	$49.91	2,000	47.62
		88,395	$7.13

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2017 and 2016. There were no grants of stock options during the three months ended March 31, 2018.

	Three Months Ended	Years Ended December 31,
	March 31, 2018	2017	2016
Expected volatility	n/a	n/a	24.23%
Weighted-Average volatility	n/a	n/a	24.23%
Expected dividends	—	—	—
Expected term (in years)	n/a	n/a	7.0
Risk-free rate	n/a	n/a	1.37%
Weighted-average fair value (grant date)	n/a	n/a	$14.27

The total intrinsic value of outstanding stock options was $5.7 million and $11.0 million, respectively, at March 31, 2018 and 2017. The total intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $1.6 million and $103 thousand. The total fair value of stock options vested was $34 thousand for both the three months ended March 31, 2018 and 2017. Unrecognized stock-based compensation expense related to stock options totaled $57 thousand at March 31, 2018. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.76 years.

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At March 31, 2018, the 2011 ESPP had 399,383 shares reserved for issuance.

Included in salaries and employee benefits in the accompanying Consolidated Statements of Operations, the Company recognized $1.5 million and $1.9 million in stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 11. Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2018 and 2017.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended March 31, 2018
Net unrealized loss on securities available-for-sale	$(6,221)	$1,098	$(5,123)
Less: Reclassification adjustment for net gains included in net income	(42)	(11)	(31)
Total unrealized loss	(6,263)	1,087	(5,154)

Net unrealized gain on derivatives	2,607	374	2,233
Less: Reclassification adjustment for losses included in net income	(88)	(23)	(65)
Total unrealized gain	2,519	351	2,168

Other Comprehensive Loss	$(3,744)	$1,438	$(2,986)

Three Months Ended March 31, 2017
Net unrealized gain on securities available-for-sale	$1,165	$453	$712
Less: Reclassification adjustment for net gains included in net income	(505)	(183)	(322)
Total unrealized gain	660	270	390

Net unrealized gain on derivatives	1,752	673	1,079
Less: Reclassification adjustment for losses included in net income	(578)	(209)	(369)
Total unrealized gain	1,174	464	710

Other Comprehensive Income	$1,834	$734	$1,100

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018 and 2017.

(dollars in thousands)	Securities Available For Sale	Derivatives	Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2018
Balance at Beginning of Period	$(3,131)	$1,381	$(1,750)
Other comprehensive income (loss) before reclassifications	(5,123)	2,233	(2,890)
Amounts reclassified from accumulated other comprehensive income (loss)	(31)	(65)	(96)
Total other comprehensive income (loss)	(5,154)	2,168	(2,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	(674)	—	(674)
Balance at End of Period	$(8,959)	$3,549	$(5,410)

Three Months Ended March 31, 2017
Balance at Beginning of Period	$(1,955)	$(426)	$(2,381)
Other comprehensive income before reclassifications	712	1,079	1,791
Amounts reclassified from accumulated other comprehensive income	(322)	(369)	(691)
Total other comprehensive income	390	710	1,100
Balance at End of Period	$(1,565)	$284	$(1,281)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2018 and 2017.

Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Statement Where Net Income is Presented

	March 31, 2018	March 31, 2017
Realized gain on sale of investment securities	$42	$505	Gain on sale of investment securities
Interest expense derivative deposits	(88)	(578)	Interest expense on deposits
	12	26	Tax expense
Total Reclassifications for the Period	$(34)	$(47)	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2018
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$192,091	$—	$192,091
Residential mortgage backed securities	—	329,240	—	329,240
Municipal bonds	—	48,605	—	48,605
Corporate bonds	—	6,663	1,500	8,163
Other equity investments	—	—	218	218
Loans held for sale	—	25,873	—	25,873
Mortgage banking derivatives	—	—	51	51
Interest rate swap derivatives	—	4,788	—	4,788
Total assets measured at fair value on a recurring basis as of March 31, 2018	$—	$607,260	$1,769	$609,029

Liabilities:
Mortgage banking derivatives	$—	$—	$84	$84
Interest rate swap derivatives	—	13	—	13
Total liabilities measured at fair value on a recurring basis as of March 31, 2018	$—	$13	$84	$97

December 31, 2017
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$195,984	$—	$195,984
Residential mortgage backed securities	—	317,836	—	317,836
Municipal bonds	—	62,057	—	62,057
Corporate bonds	—	11,673	1,500	13,173
Other equity investments	—	—	218	218
Loans held for sale	—	25,096	—	25,096
Mortgage banking derivatives	—	—	43	43
Interest rate swap derivatives	—	2,256	—	2,256
Total assets measured at fair value on a recurring basis as of December 31, 2017	$—	$614,902	$1,761	$616,663

Liabilities:
Mortgage banking derivatives	$—	$—	$10	$10
Interest rate swap derivatives	—	—	—	—
Total liabilities measured at fair value on a recurring basis as of December 31, 2017	$—	$—	$10	$10

Investment Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. agency debt securities, mortgage backed securities issued by Government Sponsored Entities (“GSE’s”) and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amounts approximate the fair value.

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of March 31, 2018 and December 31, 2017.

	March 31, 2018
(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference

Residential mortgage loans held for sale	$25,873	$25,469	$404
FHA mortgage loans held for sale	$—	$—	$—

	December 31, 2017
(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference

Residential mortgage loans held for sale	$25,096	$24,674	$422
FHA mortgage loans held for sale	$—	$—	$—

No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of March 31, 2018 or December 31, 2017.

Interest rate swap derivatives: These derivative instruments consist of forward starting interest rate swap agreements, which are accounted for as cash flow hedges under ASC 815. The Company’s derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral agreement that requires collateral postings when the market value exceeds certain threshold limits. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2018	$1,718	$43	$1,761
Realized loss included in earnings - net mortgage banking derivatives	—	8	8
Purchases of available-for-sale securities	—	—	—
Principal redemption	—	—	—
Ending balance at March 31, 2018	$1,718	$51	$1,769

Liabilities:
Beginning balance at January 1, 2018	$—	$10	$10
Realized loss included in earnings - net mortgage banking derivatives	—	74	74
Principal redemption	—	—	—
Ending balance at March 31, 2018	$—	$84	$84

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2017	$1,718	$114	$1,832
Realized loss included in earnings - net mortgage banking derivatives	—	(71)	(71)
Purchases of available-for-sale securities	—	—	—
Principal redemption	—	—	—
Ending balance at December 31, 2017	$1,718	$43	$1,761

Liabilities:
Beginning balance at January 1, 2017	$—	$55	$55
Realized loss included in earnings - net mortgage banking derivatives	—	(45)	(45)
Principal redemption	—	—	—
Ending balance at December 31, 2017	$—	$10	$10

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

Impaired loans: The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that nonaccrual loans and loans that have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2018, substantially all of the Company’s impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the underlying collateral for collateral-dependent loans, which the Company classifies as a Level 3 valuation.

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2018
Impaired loans:
Commercial	$—	$—	$1,811	$1,811
Income producing - commercial real estate	—	—	6,620	6,620
Owner occupied - commercial real estate	—	—	5,932	5,932
Real estate mortgage - residential	—	—	1,745	1,745
Construction - commercial and residential	—	—	1,551	1,551
Home equity	—	—	494	494
Other consumer	—	—	11	11
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of March 31, 2018	$—	$—	$19,558	$19,558

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2017
Impaired loans:
Commercial	$—	$—	$2,266	$2,266
Income producing - commercial real estate	—	—	7,664	7,664
Owner occupied - commercial real estate	—	—	5,214	5,214
Real estate mortgage - residential	—	—	775	775
Construction - commercial and residential	—	—	1,552	1,552
Home equity	—	—	494	494
Other consumer	—	—	11	11
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of December 31, 2017	$—	$—	$19,370	$19,370

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

Loans: The loan portfolio is valued using an exit price notion. The present value of cash flows projection is established for each loan in the portfolio projecting contractual payments, default adjusted payments, cash flows in the event of default (including deferred timing of recoveries), and pre-payments. These expected cash flows are then discounted to present value using the note interest rate and an established market rate which, if different from the note rate, allows the Bank to isolate the amount above or below par a potential acquirer would pay to acquire the Bank’s portfolio.

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

The estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Assets
Cash and due from banks	$7,954	$7,954	$—	$7,954	$—
Federal funds sold	29,552	29,552	—	29,552	—
Interest bearing deposits with other banks	167,347	167,347	—	167,347	—
Investment securities	578,317	578,317	—	576,599	1,718
Federal Reserve and Federal Home Loan Bank stock	34,768	34,768	—	34,768	—
Loans held for sale	25,873	25,873	—	25,873	—
Loans (1)	6,536,719	6,564,036	—	—	6,564,036
Bank owned life insurance	61,291	61,291	—	61,291	—
Annuity investment	11,463	11,463	—	11,463	—
Mortgage banking derivatives	51	51	—	—	51
Interst rate swap derivatives	4,788	4,788	—	4,788	—

Liabilities
Noninterest bearing deposits	1,909,210	1,909,210	—	1,909,210	—
Interest bearing deposits	3,134,707	3,134,707	—	3,134,707	—
Certificates of deposit	1,077,884	1,074,200	—	1,074,200	—
Customer repurchase agreements	48,365	48,365	—	48,365	—
Borrowings	492,003	497,066	—	497,066	—
Mortgage banking derivatives	84	84	—	—	84

December 31, 2017
Assets
Cash and due from banks	$7,445	$7,445	$—	$7,445	$—
Federal funds sold	15,767	15,767	—	15,767	—
Interest bearing deposits with other banks	167,261	167,261	—	167,261	—
Investment securities	589,268	589,268	—	587,550	1,718
Federal Reserve and Federal Home Loan Bank stock	36,324	36,324	—	36,324	—
Loans held for sale	25,096	25,096	—	25,096	—
Loans (2)	6,346,770	6,381,213	—	—	6,381,213
Bank owned life insurance	60,947	60,947	—	60,947	—
Annuity investment	11,632	11,632	—	11,632	—
Mortgage banking derivatives	43	43	—	—	43
Interst rate swap derivatives	2,256	2,256	—	2,256	—

Liabilities
Noninterest bearing deposits	1,982,912	1,982,912	—	1,982,912	—
Interest bearing deposits	3,041,563	3,041,563	—	3,041,563	—
Certificates of deposit	829,509	829,886	—	829,886	—
Customer repurchase agreements	76,561	76,561	—	76,561	—
Borrowings	541,905	533,162	—	533,162	—
Mortgage banking derivatives	10	10	—	—	10

(1)	Carrying amount is net of unearned income and the allowance for credit losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans was measured using an exit price notion.
(2)	Carrying amount is net of unearned income and the allowance for credit losses. The fair value of loans was measured using an entry price notion.

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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. For the quarter ended March 31, 2018, the annuity contracts accrued $27 thousand of income, which was included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $11.5 million and $11.6 million at March 31, 2018 and December 31, 2017, respectively and is included in other assets on the Consolidated Balance Sheet. For the three months ended March 31, 2018 and 2017, the Company recorded benefit expense accruals of $100 thousand and $103 thousand for this post retirement benefit.

Upon death of a named executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively finance payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

GENERAL

The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating twenty years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twenty branch offices, including nine in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C.

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

RESULTS OF OPERATIONS

Earnings Summary

For the three months ended March 31, 2018, the Company’s net income was $35.7 million, a 32% increase over the $27.0 million for the three months ended March 31, 2017. Net income per basic common and diluted share for the three months ended March 31, 2018 was $1.04 compared to $0.79 for the same period in 2017, a 32% increase.

The increase in net income for the three months ended March 31, 2018 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 11% over the same period in 2017 and to the reduction in the federal corporate tax rate from 35% to 21% pursuant to The Tax Cuts and Jobs Act of 2017. Net interest income grew 13% for the three months ended March 31, 2018 as compared to the same period in 2017 due to average earning asset growth of 13%.

For the three months ended March 31, 2018, the Company reported an annualized Return on Average Assets (“ROAA”) of 1.91% as compared to 1.62% for the three months ended March 31, 2017. The annualized Return on Average Common Equity (“ROACE”) for the three months ended March 31, 2018 was 14.99% as compared to 12.74% for the three months ended March 31, 2017.

The net interest margin increased 3 basis points to 4.17% for the three months ended March 31, 2018 from 4.14% for the three months ended March 31, 2017. Average earning asset yields were 4.90% for the three months ended March 31, 2018 and 4.70% for the same period in 2017. The average cost of interest bearing liabilities increased by 29 basis points (to 1.18% from 0.89%) for the three months ended March 31, 2018 as compared to the same period in 2017. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 9 basis points for the three months ended March 31, 2018 as compared to 2017 (3.72% versus 3.81%).

The benefit of noninterest sources funding earning assets increased by 12 basis points to 45 basis points from 33 basis points for the three months ended March 31, 2018 versus the same period in 2017. The combination of a 9 basis point decrease in the net interest spread and a 12 basis point increase in the value of noninterest sources resulted in the 3 basis point increase in the net interest margin for the three months ended March 31, 2018 as compared to the same period in 2017.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 93% of the Company’s total revenue for the three months ended March 31, 2018.

For the first quarter of 2018, total loans grew 3% over December 31, 2017, and averaged 13% higher in the first three months of 2018 as compared to the first three months of 2017. For the first three months of 2018, total deposits increased 5% over December 31, 2017, and averaged 9% higher for the first three months of 2018 compared with the first three months of 2017.

In order to fund growth in average loans of 13% over the three months ended March 31, 2018 as compared to the same period in 2017, as well as sustain significant liquidity, the Company has relied on both core deposit growth and brokered or wholesale deposits. The major component of the growth in core deposits has been growth in noninterest bearing accounts primarily as a result of effectively building new and enhanced client relationships.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 87.3% of average earning assets for both the first three months of 2018 and 2017. For the first three months of 2018, as compared to the same period in 2017, average loans, excluding loans held for sale, increased $728.5 million, a 13% increase, due primarily to growth in income producing - commercial real estate, commercial, and owner occupied- commercial real estate loans. The mix of average investment securities for both the three months ended March 31, 2018 and 2017 amounted to 8% of average earning assets. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 4% of average earning assets for the first three months of 2018 and 5% of average earning assets for the first three months of 2017. The average combination of federal funds sold, interest bearing deposits with other banks and loans held for sale increased $18.8 million for the three months ended March 31, 2018 as compared to the same period in 2017.

The provision for credit losses was $2.0 million for the three months ended March 31, 2018 as compared to $1.4 million for the three months ended March 31, 2017. The higher provisioning in the first quarter of 2018, as compared to the first quarter of 2017, is due to higher loan growth coupled with higher net charge-offs. Net charge-offs of $920 thousand in the first quarter of 2018 represented an annualized 0.06% of average loans, excluding loans held for sale, as compared to $623 thousand, or an annualized 0.04% of average loans, excluding loans held for sale, in the first quarter of 2017. Net charge-offs in the first quarter of 2018 were attributable primarily to commercial loans ($981 thousand) and commercial real estate loans ($61 thousand) offset by a net recovery in consumer loans ($120 thousand).

At March 31, 2018 the allowance for credit losses represented 1.00% of loans outstanding, as compared to 1.01% at December 31, 2017 and 1.03% at March 31, 2017. The decrease in the allowance for credit losses as a percentage of total loans at March 31, 2018, as compared to March 31, 2017, is the result of loan growth. The allowance for credit losses represented 492% of nonperforming loans at March 31, 2018, as compared to and 489% at December 31, 2017 and 417% at March 31, 2017.

Total noninterest income for the three months ended March 31, 2018 decreased to $5.3 million from $6.1 million for the three months ended March 31, 2017, a 13% decrease, due substantially to lower net investment gains in the first quarter of 2018 as compared to 2017 and due to lower gains on the sale of residential mortgage loans ($1.4 million versus $2.0 million) resulting from lower volume. Residential mortgage loans closed were $100 million for the first quarter of 2018 versus $150 million for the first quarter of 2017. Net investment gains were $42 thousand for the three months ended March 31, 2018 compared to $505 thousand for the same period in 2017.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 38.38% for the first quarter of 2018, as compared to 40.06% for the first quarter of 2017. Noninterest expenses totaled $31.1 million for the three months ended March 31, 2018, as compared to $29.2 million for the three months ended March 31, 2017, a 6% increase. Cost increases for salaries and benefits were $181 thousand, due primarily to increased staff and merit increases. Data processing expense increased by $276 thousand due primarily to increased vendor fees associated with higher volumes and rates. Legal, accounting and professional fees increased $2.0 million, a significant portion of which was due to independent consulting and professional services associated with the internet event late in 2017. FDIC expenses increased $131 thousand due to a higher assessment base resulting from growth in total assets. Other expenses decreased $795 thousand, due primarily to a net loss on the sale of Other Real Estate Owned (“OREO”) in the first quarter of 2017 ($361 thousand), lower business development expenses ($172 thousand), and lower costs to maintain OREO properties pending sale ($90 thousand).

The ratio of common equity to total assets increased to 12.80% at March 31, 2018 from 12.31% at March 31, 2017, due primarily to an increase of $109.6 million in retained earnings. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the three months ended March 31, 2018, net interest income increased 13% over the same period for 2017. Average loans increased by $728.5 million and average deposits increased by $508.6 million. The net interest margin was 4.17% for the three months ended March 31, 2018, as compared to 4.14% for the same period in 2017. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three months ended March 31, 2018 and 2017. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$282,440	$981	1.41%	$272,131	$483	0.72%
Loans held for sale (1)	24,960	274	4.39%	29,378	283	3.85%
Loans (1) (2)	6,433,730	84,156	5.30%	5,705,261	72,188	5.13%
Investment securities available for sale (2)	614,064	3,592	2.37%	526,210	2,833	2.18%
Federal funds sold	18,341	46	1.02%	5,397	7	0.53%
Total interest earning assets	7,373,535	89,049	4.90%	6,538,377	75,794	4.70%

Total noninterest earning assets	289,333			293,094
Less: allowance for credit losses	65,383			59,307
Total noninterest earning assets	223,950			233,787
TOTAL ASSETS	$7,597,485			$6,772,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$372,893	$464	0.50%	$331,235	$237	0.29%
Savings and money market	2,769,722	5,664	0.83%	2,690,526	3,865	0.58%
Time deposits	888,083	3,001	1.37%	737,777	1,728	0.95%
Total interest bearing deposits	4,030,698	9,129	0.92%	3,759,538	5,830	0.63%
Customer repurchase agreements	68,043	50	0.30%	69,628	38	0.22%
Other short-term borrowings	238,356	1,111	1.86%	31,944	53	0.66%
Long-term borrowings	216,970	2,979	5.49%	216,571	2,979	5.50%
Total interest bearing liabilities	4,554,067	13,269	1.18%	4,077,681	8,900	0.89%

Noninterest bearing liabilities:
Noninterest bearing demand	2,032,319			1,794,864
Other liabilities	44,514			39,840
Total noninterest bearing liabilities	2,076,833			1,834,704

Shareholders’ equity	966,585			859,779
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,597,485			$6,772,164

Net interest income		$75,780			$66,894
Net interest spread			3.72%			3.81%
Net interest margin			4.17%			4.14%
Cost of funds			0.73%			0.56%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $4.7 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively.
(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

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

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside loan review consultant, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption “Critical Accounting Policies” for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table at page 49, which reflects activity in the allowance for credit losses.

During the three months ended March 31, 2018, the allowance for credit losses increased $1.0 million, reflecting $2.0 million in provision for credit losses and $920 thousand in net charge-offs during the period. The provision for credit losses was $2.0 million for the three months ended March 31, 2018 as compared to $1.4 million for the same period in 2017. The higher provisioning in the first quarter of 2018, as compared to the first quarter of 2017, is due to higher loan growth coupled with higher net charge-offs. Net charge-offs of $920 thousand in the first quarter of 2018 represented an annualized 0.06% of average loans, excluding loans held for sale, as compared to $623 thousand, or an annualized 0.04% of average loans, excluding loans held for sale, in the first quarter of 2017.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Balance at beginning of period	$64,758	$59,074
Charge-offs:
Commercial	853	137
Income producing - commercial real estate	121	500
Owner occupied - commercial real estate	132	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	—	—
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	—	63
Total charge-offs	1,106	700

Recoveries:
Commercial	3	13
Income producing - commercial real estate	—	50
Owner occupied - commercial real estate	1	1
Real estate mortgage - residential	2	2
Construction - commercial and residential	60	3
Construction - C&I (owner occupied)	—	—
Home equity	117	1
Other consumer	3	7
Total recoveries	186	77
Net charge-offs	920	623
Provision for Credit Losses	1,969	1,397
Balance at end of period	$65,807	$59,848

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.04%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial	$13,358	22%	$13,102	21%
Income producing - commercial real estate	26,468	47%	25,376	48%
Owner occupied - commercial real estate	5,471	12%	5,934	12%
Real estate mortgage - residential	734	2%	944	2%
Construction - commercial and residential	18,012	15%	17,805	15%
Construction - C&I (owner occupied)	730	1%	687	1%
Home equity	699	1%	770	1%
Other consumer	335	—	140	—
Total allowance	$65,807	100%	$64,758	100%

(1)	Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of TDRs, and OREO, totaled $14.8 million at March 31, 2018 representing 0.19% of total assets, as compared to $14.6 million of nonperforming assets, or 0.20% of total assets, at December 31, 2017 and $15.7 million, representing 0.22% of total assets, at March 31, 2017. The Company had no accruing loans 90 days or more past due at March 31, 2018, December 31, 2017 or March 31, 2017. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.00% of total loans at March 31, 2018, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower’s request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had thirteen TDR’s at March 31, 2018 totaling approximately $13.1 million. Eight of these loans, totaling approximately $11.5 million, are performing under their modified terms. During the first three months of 2018, there was one default on a $121 thousand restructured loan which was charged off, as compared to the same period in 2017, which had one default on a $237 thousand restructured loan. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. There was one performing TDR totaling $786 thousand that was reclassified to nonperforming loans during the three months ended March 31, 2018, as compared to the same period in 2017, which had no performing TDRs reclassified to nonperforming loans. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2018 and 2017.

Total nonperforming loans amounted to $13.4 million at March 31, 2018 (0.20% of total loans), compared to $13.2 million at December 31, 2017 (0.21% of total loans) and $14.4 million at March 31, 2017 (0.25% of total loans). The decrease in the ratio of nonperforming loans to total loans at March 31, 2018 as compared to March 31, 2017 was due to a decrease in the level of nonperforming loans.

Included in nonperforming assets at March 31, 2018 and December 31, 2017 was $1.4 million of OREO, consisting of one foreclosed property. The Company had two foreclosed properties with a net carrying value of $1.4 million at March 31, 2017. OREO properties are carried at fair value less estimated costs to sell. It is the Company’s policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first three months of 2018 there were no OREO property sales, as compared to March 31, 2017, with one foreclosed property with a net carrying value of $1.4 million was sold for a net loss of $361 thousand.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual Loans:
Commercial	$3,595	$3,493
Income producing - commercial real estate	50	832
Owner occupied - commercial real estate	5,361	5,501
Real estate mortgage - residential	1,745	775
Construction - commercial and residential	2,051	2,052
Construction - C&I (owner occupied)	—	—
Home equity	494	494
Other consumer	91	91
Accrual loans-past due 90 days	—	—
Total nonperforming loans (1)	13,387	13,238
Other real estate owned	1,394	1,394
Total nonperforming assets	$14,781	$14,632

Coverage ratio, allowance for credit losses to total nonperforming loans	491.56%	489.20%
Ratio of nonperforming loans to total loans	0.20%	0.21%
Ratio of nonperforming assets to total assets	0.19%	0.20%

(1)	Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There was one loan totaling $786 thousand that migrated from performing TDRs during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 where there were no loans that migrated from performing TDR.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At March 31, 2018, there were $28.0 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $28.0 million in potential problem loans at March 31, 2018 compared to $18.8 million at December 31, 2017, and $17.4 million at March 31, 2017. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company’s loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from BOLI and other income.

Total noninterest income for the three months ended March 31, 2018 decreased to $5.3 million from $6.1 million for the three months ended March 31, 2017, a 13% decrease. This decrease was substantially due to lower net investment gains ($42 thousand versus $505 thousand) and lower gains on sales of loans ($1.5 million versus $2.0 million) in the first quarter of 2018 as compared to 2017. Excluding net gains on sales of investment securities, noninterest income was $5.3 million in the first quarter of 2018 as compared to $5.6 million for the first quarter of 2017, a decrease of 5%.

Service charges on deposit accounts increased by $142 thousand, or 10%, from $1.5 million for the three months ended March 31, 2017 to $1.6 million for the same period in 2018. The increase for the three month period was primarily related to increased transaction volume.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of residential mortgage loans yielded gains of $1.4 million for the three months ended March 31, 2018 compared to $2.0 million in the same period in 2017. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended March 31, 2018. The reserve amounted to $58 thousand at March 31, 2018 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $169 thousand for the three months ended March 31, 2018 compared to $57 thousand for the three month period in 2017. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Other income totaled $1.8 million for the three months ended March 31, 2018 as compared to $1.7 million for the same period in 2017, an increase of 6%. ATM fees decreased to $356 thousand for the three months ended March 31, 2018 from $359 thousand for the same period in 2017, a 1% decrease. Noninterest fee income totaled $442 thousand for the three months ended March 31, 2018 an increase of $68 thousand, or 18%, over the balance for the same period in 2017 primarily due to $48 thousand of gains on the origination, securitization, servicing, and sale of FHA Multifamily-Backed Ginnie Mae securities in the first quarter of 2018 compared to no revenue for the same period of 2017. EagleBank received approval as a Ginnie Mae Issuer of Ginnie Mae I multifamily mortgage-backed securities during May 2017.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, FDIC insurance, and other expenses.

Total noninterest expenses totaled $31.1 million for the three months ended March 31, 2018, as compared to $29.2 million for the three months ended March 31, 2017, a 6% increase.

Salaries and employee benefits were $16.9 million for the three months ended March 31, 2018, as compared to $16.7 million for the same period in 2017, a 1% increase. Salaries and benefits cost increases for the three month period were due primarily to increased staff and merit increases. At March 31, 2018, the Company’s full time equivalent staff numbered 474, as compared to 466 at December 31, 2017 and 471 at March 31, 2017.

Premises and equipment expenses amounted to $3.9 million for the three month period ended March 31, 2018 and $3.8 million for the same period in 2017, a 2% increase. For the three months ended March 31, 2018, the Company recognized $133 thousand of sublease revenue as compared to $131 thousand for the same period in 2017. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses increased to $937 thousand for the three months ended March 31, 2018 from $894 thousand for the same period in 2017, a 5% increase. The increase in the three month period was primarily due to costs associated with digital and print advertising and sponsorships.

Data processing expense increased to $2.3 million for the three months ended March 31, 2018 from $2.0 million for the same period in 2017, a 14% increase. The increase in the three month period was primarily due to increased vendor fees associated with higher volumes and rates.

Legal, accounting and professional fees increased to $3.0 million for the three months ended March 31, 2018 from $1.0 million in the same period in 2017, a 197% increase. The increase in expense for the three month period was due primarily to independent consulting and professional services associated with the internet event late in 2017.

FDIC expenses increased to $675 thousand for the three months ended March 31, 2018 from $544 thousand for the same period in 2017, a 24% increase, primarily due to a higher assessment base resulting from growth in total assets.

Other expenses decreased to $3.4 million for the three months ended March 31, 2018 from $4.2 million for the same period in 2017, a decrease of 19%. The major components of cost in this category include broker fees, franchise taxes, insurance expense, and core deposit intangible amortization. Other expenses for the three month period ended March 31, 2018 decreased compared to the same period in 2017 primarily due to a net loss on the sale of OREO in the first quarter of 2017 ($361 thousand), lower business development expenses ($172 thousand), and lower costs to maintain OREO properties pending sale ($90 thousand).

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, improved to 38.38% for the first quarter of 2018 from 40.06% for the first quarter of 2017. As a percentage of average assets, total noninterest expense (annualized) improved to 1.64% for the three months ended March 31, 2018 as compared to 1.73% for the same period in 2017. Cost control remains a significant operating objective of the Company.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) decreased to 25.6% for the three months ended March 31, 2018 as compared to 36.2% for the same period in 2017. The lower effective tax rate for the three months ended March 31, 2018, was due largely to a reduction in the federal corporate tax rate from 35% to 21% pursuant to The Tax Cuts and Jobs Act of 2017.

FINANCIAL CONDITION

Summary

Total assets at March 31, 2018 were $7.70 billion, a 9% increase as compared to $7.09 billion at March 31, 2017, and a 3% increase as compared to $7.48 billion at December 31, 2017. Total loans (excluding loans held for sale) were $6.60 billion at March 31, 2018, a 13% increase as compared to $5.82 billion at March 31, 2017, and a 3% increase as compared to $6.41 billion at December 31, 2017. Loans held for sale amounted to $25.9 million at March 31, 2018 as compared to $29.6 million at March 31, 2017, a 13% decrease, and $25.1 million at December 31, 2017, a 3% increase. The investment portfolio totaled $578.3 million at March 31, 2018, a 16% increase from the $499.8 million balance at March 31, 2017. As compared to December 31, 2017, the investment portfolio at March 31, 2018 decreased by $11.0 million or 2%.

Total deposits at March 31, 2018 were $6.12 billion compared to deposits of $5.79 billion at March 31, 2017, a 6% increase, and $5.85 billion at December 31, 2017, a 5% increase. Total borrowed funds (excluding customer repurchase agreements) were $492.0 million at March 31, 2018 as compared to $291.6 million at March 31, 2017, an increase of 69%, and $541.9 million at December 31, 2017, a decrease of 9%. $275.0 million in FHLB advances were outstanding as of March 31, 2018. These advances were borrowed as part of the Company’s overall asset liability strategy and to support loan growth. $100.0 million of the FHLB advances outstanding as of March 31, 2018 matured in early April 2018 and the remaining $175.0 million will mature in March 2019. We continue to work on expanding the breadth and depth of our existing relationships while we continue to pursue new relationships.

Total shareholders’ equity at March 31, 2018 increased 13% to $985.2 million, compared to $873.0 million at March 31, 2017, and increased 4%, from $950.4 million, at December 31, 2017. The increase in shareholders’ equity at March 31, 2018 compared to the same period in 2017 was primarily the result of retained earnings. The ratio of common equity to total assets was 12.80% at March 31, 2018, as compared to 12.31% at March 31, 2017 and 12.71% at December 31, 2017 The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 15.32% at March 31, 2018, as compared to 14.97% at March 31, 2017, and 15.02% at December 31, 2017. In addition, the tangible common equity ratio was 11.57% at March 31, 2018, compared to 10.97% at March 31, 2017 and 11.44% at December 31, 2017.

Effective January 1, 2015, the Company, Bank, and all other banks of similar size became subject to new capital requirements. These new requirements created a new required ratio for common equity Tier 1 (“CETI”) capital, increased the leverage and Tier 1 capital ratios, changed the risk weight of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualified as capital for purposes of meeting these various capital requirements. Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 risk-based ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). The Company and the Bank meet all these new requirements, including the full capital conservation buffer. Beginning in 2016, failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Loans, net of amortized deferred fees and costs, at March 31, 2018 and December 31, 2017 by major category are summarized below.

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,426,042	22%	$1,375,939	21%
Income producing - commercial real estate	3,137,498	47%	3,047,094	48%
Owner occupied - commercial real estate	800,747	12%	755,444	12%
Real estate mortgage - residential	103,932	2%	104,357	2%
Construction - commercial and residential	1,000,266	15%	973,141	15%
Construction - C&I (owner occupied)	40,547	1%	58,691	1%
Home equity	90,271	1%	93,264	1%
Other consumer	3,223	—	3,598	—
Total loans	6,602,526	100%	6,411,528	100%
Less: allowance for credit losses	(65,807)		(64,758)
Net loans	$6,536,719		$6,346,770

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

Loans outstanding reached $6.60 billion at March 31, 2018, an increase of $777.6 million, or 13%, as compared to $5.82 billion at March 31, 2017, and an increase of $191.0 million, or 3%, as compared to $6.41 billion at December 31, 2017. The loan growth during the three months ended March 31, 2018 over the same period in 2017 was predominantly in the income producing - commercial real estate, commercial, and owner occupied - commercial real estate categories. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio. Multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects, while suburban office leasing softened. Overall, commercial real estate values have generally held up well with price escalation in prime pockets. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

Owner occupied - commercial real estate and construction - C&I (owner occupied) represent 13% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 75% consisting of commercial real estate and real estate construction loans. When owner occupied - commercial real estate and construction - C&I (owner occupied) is excluded, the percentage of total loans represented by commercial real estate decreases to 62%. Real estate also serves as collateral for loans made for other purposes, resulting in 84% of all loans being secured by real estate.

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

For the three months ended March 31, 2018, noninterest bearing deposits decreased $73.7 million as compared to December 31, 2017, while interest bearing deposits increased by $341.5 million during the same period. Average total deposits for the first three months of 2018 were $6.06 billion, as compared to $5.55 billion for the same period in 2017, a 9% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although the federal banking agencies have recognized that these reciprocal deposits have many characteristics of core deposits and therefore provide for separate identification of such deposits in the quarterly Call Report data. The Bank also is able to obtain one-way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At March 31, 2018, total deposits included $999.1 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 16% of total deposits. At December 31, 2017, total brokered deposits (excluding the CDARS and ICS two-way) were $865.5 million, or 15% of total deposits. The CDARS and ICS two-way component represented $497.7 million, or 8% of total deposits and $574.4 million or 10% of total deposits at March 31, 2018 and December 31, 2017, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At March 31, 2018 the Company had $1.91 billion in noninterest bearing demand deposits, representing 31% of total deposits, compared to $1.98 billion of noninterest bearing demand deposits at December 31, 2017, or 34% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve prior to July 2011. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank is prepared to evaluate options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $48.4 million at March 31, 2018 compared to $76.6 million at December 31, 2017. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at March 31, 2018 and December 31, 2017. The Bank had $275.0 million and $325.0 million in short-term borrowings outstanding under its credit facility from the FHLB at March 31, 2018 and December 31, 2017, respectively. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

Long-term borrowings outstanding at March 31, 2018 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the subordinated notes, please refer to Note 8 to the Consolidated Financial Statements included in this report.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. Additionally, the Bank can purchase up to $147.5 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at March 31, 2018, and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.35 billion, against which there was $201.8 million outstanding at March 31, 2018. The Bank also has a commitment from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $298.2 million at March 31, 2018. At March 31, 2018 the Bank was also eligible to make advances from the FHLB up to $1.3 billion based on collateral at the FHLB, of which there was $275.0 million outstanding at March 31, 2018. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $553.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At March 31, 2018, under the Bank’s liquidity formula, it had $3.92 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at March 31, 2018 are as follows:

(dollars in thousands)
Unfunded loan commitments	$2,286,052
Unfunded lines of credit	85,466
Letters of credit	75,891
Total	$2,447,409

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment, as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2018, unfunded loan commitments included $55.3 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

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

During the quarter ended March 31, 2018, as compared to the same three months in 2017, the Company was able to increase its net interest income, by 13%, produce a net interest spread of 3.72%, which was 9 basis points lower than the 3.81% for the same quarter in 2017, and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended March 31, 2018, the average investment portfolio balances increased as compared to balances at March 31, 2017. The cash received from strong deposit growth along with cash flows off of the investment portfolio were deployed into loans and the purchase of additional investments.

The percentage mix of municipal securities was 10% of total investments at March 31, 2018 and 9% at March 31, 2017, the portion of the portfolio invested in mortgage backed securities increased to 62% at March 31, 2018 from 60% at March 31, 2017. The portion of the portfolio invested in U.S. agency investments was 26% at March 31, 2018 and 22% at March 31, 2017. Shorter duration floating rate corporate bonds were 1% and 2% of total investments at March 31, 2018 and March 31, 2017, respectively, and SBA bonds, which are included in mortgage backed securities, were 7% of total investments at both March 31, 2018 and March 31, 2017. Even as the bond portfolio rolled forward, the purchase of longer duration instruments combined with slower prepayment of mortgage backed security principal, led to the duration of the investment portfolio increasing to 3.8 years at March 31, 2018 from 3.4 years at March 31, 2017, as the Bank was able to earn higher yields in the bond market.

The re-pricing duration of the loan portfolio was 16 months at March 31, 2018 versus 22 months at March 31, 2017, with fixed rate loans amounting to 33% of total loans at both March 31, 2018 and March 31, 2017. Variable and adjustable rate loans comprised 67% of total loans at both March 31, 2018 and March 31, 2017. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio decreased to 22 months at March 31, 2018 from 27 months at March 31, 2017. The change since March 31, 2017 was due substantially to a change in the mix and duration of money market deposits as rates rise.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, together with loan floors existing in 57% of total loans (at March 31, 2018), has resulted in a loan portfolio yield of 5.30% for the three months ended March 31, 2018 as compared to 5.13% for the same period in 2017. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized loss before income tax on the investment portfolio was $12.1 million at March 31, 2018 as compared to a net unrealized loss before tax of $2.6 million at March 31, 2017. The increase in the net unrealized loss on the investment portfolio at March 31, 2018 as compared to March 31, 2017 was due primarily to the higher interest rates at March 31, 2018. At March 31, 2018, the net unrealized loss position represented -2.1% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from March 31, 2018. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at March 31, 2018, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at March 31, 2018 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at March 31, 2018 is 3.8 years, the loan portfolio 1.3 years, the interest bearing deposit portfolio 1.8 years, and the borrowed funds portfolio 1.8 years.

The following table reflects the result of simulation analysis on the March 31, 2018 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+21.6%	+31.9%	+3.9%
+300	+16.2%	+24.0%	+3.0%
+200	+10.9%	+16.1%	+2.3%
+100	+5.5%	+8.1%	+1.2%
0	—	—	—
-100	-4.3%	-6.3%	-2.6%
-200	-8.6%	-12.6%	-5.7%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at March 31, 2018 are not considered to be excessive. The positive impact of +5.5% in net interest income and +8.1% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing counteracted by a lower level of expected residential mortgage activity.

In the first quarter of 2018, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of asset liquidity at March 31, 2018 as compared to December 31, 2017, the interest rate risk position at March 31, 2018 was similar to the interest rate risk position at December 31, 2017. As compared to December 31, 2017, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale increased by $14.6 million at March 31, 2018.

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

During the first quarter of 2018, average market interest rates increased across the yield curve. Overall, there was a flattening of the yield curve as compared to the first quarter of 2017 with rate increases being generally more significant at the front end of the yield curve.

As compared to the first quarter of 2017, the average two-year U.S. Treasury rate increased by 91 basis points from 1.24% to 2.15%, the average five year U.S. Treasury rate increased by 58 basis points from 1.95% to 2.53% and the average ten year U.S. Treasury rate increased by 31 basis points from 2.45% to 2.76%. The Company’s net interest spread for the first quarter of 2018 was 3.72% compared to 3.81% for the first quarter of 2017. The decline was due in large part to the increase in the cost of interest bearing liabilities. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2017’s first quarter has been consistent with its risk analysis at December 31, 2017.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 94% and 92% of the Company’s revenue for the first quarter of 2018 and 2017, respectively.

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

At March 31, 2018, the Company had a positive GAP position of approximately $647.5 million or 8% of total assets out to three months and a positive cumulative GAP position of $220 million or 3% of total assets out to 12 months; as compared to a positive GAP position of approximately $511 million or 7% of total assets out to three months and a positive cumulative GAP position of $442 million or 6% of total assets out to 12 months at December 31, 2017. The change in the positive GAP position at March 31, 2018 as compared to December 31, 2017, was due to time deposits rolling over in the first quarter and moving out to the second half of 2018 or early 2019, which also served to lower the measured repricing GAP in the 4-12 month period as compared with that measure at year end 2017, The change in the GAP position at March 31, 2018 as compared to December 31, 2017 is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

GAP Analysis
March 31, 2018
(dollars in thousands)
						Total Rate
Repricible in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$65,856	$76,741	$169,159	$140,788	$160,541	$613,085
Loans (1)(2)	3,898,505	499,042	1,078,566	716,712	435,574	6,628,399
Fed funds and other short-term investments	196,899	—	—	—	—	196,899
Other earning assets	61,291	—	—	—	—	61,291
Total	$4,222,551	$575,783	$1,247,725	$857,500	$596,115	$7,499,674	$198,386	$7,698,060

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$87,821	$239,961	$496,401	$340,584	$744,443	$1,909,210
Interest bearing transaction	366,986	—	—	—	—	366,986
Savings and money market	2,767,721	—	—	—	—	2,767,721
Time deposits	279,186	513,482	259,890	25,320	6	1,077,884
Customer repurchase agreements and fed funds purchased	48,365	—	—	—	—	48,365
Other borrowings	275,000	—	—	147,797	69,206	492,003
Total	$3,825,079	$753,443	$756,291	$513,701	$813,655	$6,662,169	$50,711	$6,712,880
GAP	$397,472	$(177,660)	$491,434	$343,799	$(217,540)	$837,505
Cumulative GAP	$397,472	$219,812	$711,246	$1,055,045	$837,505

Cumulative gap as percent of total assets	5.16%	2.86%	9.24%	13.71%	10.88%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$150,000	$—	$(75,000)	$(75,000)	$—	$—
Interest Rate Swaps - Fed Funds based	100,000	—	—	(100,000)	—	—
Total	$250,000	$—	$(75,000)	$(175,000)	$—	$—	$—	$—
GAP	$647,472	$(177,660)	$416,434	$168,799	$(217,540)	$837,505
Cumulative GAP	$647,472	$219,812	$636,246	$880,045	$837,505	$—
Cumulative gap as percent of total assets	8.41%	2.86%	8.27%	11.43%	10.88%

(1)	Includes loans held for sale.
(2)	Nonaccrual loans are included in the over 60 months category.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At March 31, 2018 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 346% of total risk based capital. Construction, land and land development loans represent 123% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal policy limits for regulatory capital ratios that are in excess of well capitalized ratios.

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

The actual capital amounts and ratios for the Company and Bank as of March 31, 2018 and December 31, 2017 are presented in the table below.

	Company		Bank		Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2018
CET1 capital (to risk weighted assets)	$881,959	11.57%	$1,008,158	13.25%	6.375%	6.5%
Total capital (to risk weighted assets)	1,167,824	15.32%	1,073,496	14.11%	9.875%	10.0%
Tier 1 capital (to risk weighted assets)	881,959	11.57%	1,008,158	13.25%	7.875%	8.0%
Tier 1 capital (to average assets)	881,959	11.76%	1,008,158	13.46%	5.000%	5.0%

As of December 31, 2017
CET1 capital (to risk weighted assets)	$845,123	11.23%	$969,250	12.91%	5.750%	6.5%
Total capital (to risk weighted assets)	1,129,954	15.02%	1,033,554	13.76%	9.250%	10.0%
Tier 1 capital (to risk weighted assets)	845,123	11.23%	969,250	12.91%	7.250%	8.0%
Tier 1 capital (to average assets)	845,123	11.45%	969,250	13.15%	5.000%	5.0%

*	Applies to Bank only.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At March 31, 2018 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

Non-GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Common shareholders’ equity	$985,180	$950,438	$873,042
Less: Intangible assets	(107,097)	(107,212)	(107,124)
Tangible common equity	$878,083	$843,226	$765,918

Book value per common share	$28.72	$27.80	$25.59
Less: Intangible book value per common share	(3.12)	(3.13)	(3.14)
Tangible book value per common share	$25.60	$24.67	$22.45

Total assets	$7,698,060	$7,479,029	$7,090,163
Less: Intangible assets	(107,097)	(107,212)	(107,124)
Tangible assets	$7,590,963	$7,371,817	$6,983,039
Tangible common equity ratio	11.57%	11.44%	10.97%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company maintained effective disclosure controls and procedures as of March 31, 2018.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A – Risk Factors

There have been no material changes as of March 31, 2018 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 – Defaults Upon Senior Securities	None

Item 4 – Mine Safety Disclosures	Not Applicable

Item 5 – Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 – Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
10.1	2016 Stock Option Plan (6)
10.2	2006 Stock Plan (7)
10.3	Employment Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (8)
10.4	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Antonio F. Marquez (9)
10.5	Amended and Restated Employment Agreement dated as of January 31, 2017, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul (10)
10.6	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Susan G. Riel (11)
10.7	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Janice L. Williams (12)

10.8	Non-Compete Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (13)
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (14)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul (15)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (16)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (17)
10.13	Form of Supplemental Executive Retirement Plan Agreement (18)
10.14	Amended and Restated Employment Agreement dated as of January 31, 2017 between EagleBank and Lindsey S. Rheaume (19)
10.15	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (20)
10.16	Virginia Heritage Bank 2006 Stock Option Plan (21)
10.17	Virginia Heritage Bank 2010 Long-Term Incentive Plan (22)
10.18	First Amendment to Amended and Restated Employment Agreement of Ronald D. Paul (23)
10.19	First Amendment to Employment Agreement of Charles D. Levingston (24)
10.20	First Amendment to Amended and Restated Employment Agreement of Antonio F. Marquez (25)
10.21	First Amendment to Amended and Restated Employment Agreement of Susan G. Riel (26)
10.22	First Amendment to Amended and Restated Employment Agreement of Janice L. Williams (27)
10.23	First Amendment to Amended and Restated Employment Agreement of Lindsey S. Rheaume (28)
11	Statement Regarding Computation of Per Share Income
See Note 9 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of Charles D. Levingston
32.1	Certification of Ronald D. Paul
32.2	Certification of Charles D. Levingston

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i)	Consolidated Balance Sheets at March 31, 2018, December 31, 2017
(ii)	Consolidated Statement of Operations for the three months ended March 31, 2018 and 2017
(iii)	Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and 2017
(iv)	Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017
(v)	Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017
(vi)	Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by Reference to Exhibit 4.2 to the Company’s Current report on Form 8-K filed on July 22, 2016.
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-211857) filed on June 6, 2016.
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2017.

(11)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(12)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017.
(14)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(15)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(17)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(18)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(19)	Incorporated by reference to Exhibit 10.7 to the Company’s current Report on Form 8-K filed on February 6, 2017.
(20)	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(21)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(22)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(23)	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2017
(24)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2017
(25)	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2017
(26)	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2017
(27)	Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2017
(28)	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 10, 2018	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: May 10, 2018	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company

