Form 10-Q
period 2018-06-30
EAGLE BANCORP INC
filed 2018-08-09
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Yes ☐ No ☒

As of July 31, 2018, the registrant had 34,308,793 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

 (dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$6,873	$7,445
Federal funds sold	9,251	15,767
Interest bearing deposits with banks and other short-term investments	249,667	167,261
Investment securities available-for-sale, at fair value	656,942	589,268
Federal Reserve and Federal Home Loan Bank stock	35,875	36,324
Loans held for sale	30,493	25,096
Loans	6,651,704	6,411,528
Less allowance for credit losses	(66,609)	(64,758)
Loans, net	6,585,095	6,346,770
Premises and equipment, net	19,055	20,991
Deferred income taxes	30,562	28,770
Bank owned life insurance	62,647	60,947
Intangible assets, net	106,820	107,212
Other real estate owned	1,394	1,394
Other assets	85,343	71,784
Total Assets	$7,880,017	$7,479,029

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$2,022,916	$1,982,912
Interest bearing transaction	435,484	420,417
Savings and money market	2,658,768	2,621,146
Time, $100,000 or more	675,528	515,682
Other time	476,062	313,827
Total deposits	6,268,758	5,853,984
Customer repurchase agreements	29,135	76,561
Other short-term borrowings	300,000	325,000
Long-term borrowings	217,100	216,905
Other liabilities	41,887	56,141
Total Liabilities	6,856,880	6,528,591

Shareholders’ Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 34,305,071 and 34,185,163, respectively	341	340
Additional paid in capital	524,176	520,304
Retained earnings	505,229	431,544
Accumulated other comprehensive loss	(6,609)	(1,750)
Total Shareholders’ Equity	1,023,137	950,438
Total Liabilities and Shareholders’ Equity	$7,880,017	$7,479,029

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income
Interest and fees on loans	$90,924	$75,896	$175,354	$148,367
Interest and dividends on investment securities	4,058	2,827	7,650	5,660
Interest on balances with other banks and short-term investments	1,274	610	2,255	1,093
Interest on federal funds sold	40	11	86	18
Total interest income	96,296	79,344	185,345	155,138
Interest Expense
Interest on deposits	14,048	6,403	23,177	12,233
Interest on customer repurchase agreements	62	40	112	78
Interest on short-term borrowings	997	224	2,108	277
Interest on long-term borrowings	2,979	2,979	5,958	5,958
Total interest expense	18,086	9,646	31,355	18,546
Net Interest Income	78,210	69,698	153,990	136,592
Provision for Credit Losses	1,650	1,566	3,619	2,963
Net Interest Income After Provision For Credit Losses	76,560	68,132	150,371	133,629

Noninterest Income
Service charges on deposits	1,760	1,543	3,374	3,015
Gain on sale of loans	1,675	2,519	3,198	4,567
Gain on sale of investment securities	26	26	68	531
Increase in the cash surrender value of bank owned life insurance	356	372	700	739
Other income	1,736	2,563	3,517	4,241
Total noninterest income	5,553	7,023	10,857	13,093
Noninterest Expense
Salaries and employee benefits	17,812	16,869	34,670	33,546
Premises and equipment expenses	3,873	3,920	7,802	7,767
Marketing and advertising	1,291	1,247	2,228	2,141
Data processing	2,404	1,997	4,721	4,038
Legal, accounting and professional fees	2,179	1,297	5,152	2,299
FDIC insurance	951	590	1,626	1,134
Other expenses	3,779	4,081	7,211	8,308
Total noninterest expense	32,289	30,001	63,410	59,233
Income Before Income Tax Expense	49,824	45,154	97,818	87,489
Income Tax Expense	12,528	17,382	24,807	32,700
Net Income	$37,296	$27,772	$73,011	$54,789

Earnings Per Common Share
Basic	$1.09	$0.81	$2.13	$1.61
Diluted	$1.08	$0.81	$2.12	$1.60

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Income	$37,296	$27,772	$73,011	$54,789

Other comprehensive income, net of tax:
Unrealized (loss) gain on securities available for sale	(1,935)	521	(7,058)	1,227
Reclassification adjustment for net gains included in net income	(20)	(16)	(51)	(332)
Total unrealized loss (gain) on investment securities	(1,955)	505	(7,109)	895
Unrealized gain (loss) on derivatives	692	(75)	2,925	1,003
Reclassification adjustment for amounts included in net income	64	(270)	(1)	(638)
Total unrealized gain (loss) on derivatives	756	(345)	2,924	365
Other comprehensive (loss) income	(1,199)	160	(4,185)	1,260
Comprehensive Income	$36,097	$27,932	$68,826	$56,049

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands except share data)

					Accumulated
					Other	Total
	Common		Additional Paid	Retained	Comprehensive	Shareholders’
	Shares	Amount	in Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2018	34,185,163	$340	$520,304	$431,544	$(1,750)	$950,438

Net Income	—	—	—	73,011	—	73,011
Other comprehensive loss, net of tax	—	—	—	—	(4,185)	(4,185)
Stock-based compensation expense	—	—	3,143	—	—	3,143
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	32,230	—	338	—	—	338
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(13,361)	1	(1)	—	—	—
Time based stock awards granted	94,344	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	6,695	—	392	—	—	392
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI (ASU 2018-02)	—	—	—	674	(674)	—
Balance June 30, 2018	34,305,071	$341	$524,176	$505,229	$(6,609)	$1,023,137

Balance January 1, 2017	34,023,850	$338	$513,531	$331,311	$(2,381)	$842,799

Net Income	—	—	—	54,789	—	54,789
Other comprehensive income, net of tax	—	—	—	—	1,260	1,260
Stock-based compensation expense	—	—	3,169	—	—	3,169
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	60,595	1	256	—	—	257
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(16,734)	1	(2)	—	—	(1)
Time based stock awards granted	91,097	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	7,527	—	402	—	—	402
Vesting of performance based stock awards, net of shares withheld for payroll taxes	3,589	—	—	—	—	—
Balance June 30, 2017	34,169,924	$340	$517,356	$386,100	$(1,121)	$902,675

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net Income	$73,011	$54,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,619	2,963
Depreciation and amortization	3,561	3,471
Gains on sale of loans	(3,198)	(4,567)
Securities premium amortization (discount accretion), net	2,169	1,943
Origination of loans held for sale	(224,643)	(351,318)
Proceeds from sale of loans held for sale	222,444	358,187
Net increase in cash surrender value of BOLI	(700)	(739)
Decrease in deferred income tax benefit	1,533	1,926
Net loss on sale of other real estate owned	—	361
Net gain on sale of investment securities	(68)	(531)
Stock-based compensation expense	3,143	3,169
Net tax benefits from stock compensation	108	460
Increase in other assets	(12,644)	(9,386)
Decrease in other liabilities	(14,254)	(8,170)
Net cash provided by operating activities	54,081	52,558
Cash Flows From Investing Activities:
Purchases of available for sale investment securities	(150,528)	(55,206)
Proceeds from maturities of available for sale securities	42,144	37,466
Proceeds from sale/call of available for sale securities	28,974	58,024
Purchases of Federal Reserve and Federal Home Loan Bank stock	(42,179)	(19,125)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	42,628	12,122
Net increase in loans	(241,944)	(308,097)
Proceeds from sale of other real estate owned	—	939
Bank premises and equipment acquired	(936)	(1,871)
Net cash used in investing activities	(321,841)	(275,748)
Cash Flows From Financing Activities:
Increase in deposits	414,774	151,583
(Decrease) increase in customer repurchase agreements	(47,426)	5,486
(Decrease) increase in short-term borrowings	(25,000)	145,000
Proceeds from exercise of equity compensation plans	338	257
Proceeds from employee stock purchase plan	392	402
Net cash provided by financing activities	343,078	302,728
Net Increase In Cash and Cash Equivalents	75,318	79,538
Cash and Cash Equivalents at Beginning of Period	190,473	368,163
Cash and Cash Equivalents at End of Period	$265,791	$447,701
Supplemental Cash Flows Information:
Interest paid	$30,242	$18,648
Income taxes paid	$31,200	$34,300

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

The Consolidated Financial Statements of the Company included herein are unaudited. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2017 were derived from audited Consolidated Financial Statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company’s Annual report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans, the origination of small business loans, and the origination, securitization and sale of multifamily Federal Housing Administration (“FHA”) loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. The Bank offers its products and services through twenty banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, has provided subordinated financing for the acquisition, development and construction of real estate projects; these transactions involve higher levels of risk, together with commensurate higher returns.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals based on fee schedules. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not have contract balances material to our financial statements. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

ASU 2016-01, “Financial Instruments—(Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 was effective for us effective January 1, 2018 and did not have a material impact on our Consolidated Financial Statements. Refer to Note 11 for the valuation of the loan portfolio using the exit price notion.

ASU 2016-15 “Statement of Cash Flows (Topic 230)” is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. The Company early adopted ASU 2017-12 effective January 1, 2018. The new standard did not have a material impact to our Consolidated Financial Statements.

ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)- Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows a reclassification from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings for the tax effects caused by the revaluation of deferred taxes resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act of 2017. The ASU is effective in years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. We have elected to early adopt the ASU as of January 1, 2018. The adoption of the guidance resulted in a $674 thousand cumulative-effect adjustment, done on a portfolio basis, to reclassify the income tax effects resulting from tax reform from AOCI to retained earnings. The adjustment increased retained earnings and decreased AOCI in the first quarter of 2018.

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

ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance for determining the allowance for credit losses delays recognition of expected future credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for the Company beginning on January 1, 2020; early adoption is permitted for us beginning on January 1, 2019. Entities will apply any changes resulting from the application of the new standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We have substantially concluded our data gap analysis and have contracted with a third party to develop a model to comply with CECL requirements. We have established a steering committee with representation from various departments across the enterprise. The committee has agreed to a project plan and we have regular meetings to ensure adherence to our implementation timeline. The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2020, with early adoption permitted for interim or annual impairment tests beginning in 2017, and is not expected to have a significant impact on our consolidated financial statements. We expect to implement ASU 2017-04 prior to 2018 year-end.

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

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

June 30, 2018 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. agency securities	$225,610	$8	$5,467	$220,151
Residential mortgage backed securities	389,504	283	9,481	380,306
Municipal bonds	48,292	584	672	48,204
Corporate bonds	8,004	60	1	8,063
Other equity investments	218	—	—	218
	$671,628	$935	$15,621	$656,942

December 31, 2017 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. agency securities	$198,115	$283	$2,414	$195,984
Residential mortgage backed securities	322,067	187	4,418	317,836
Municipal bonds	60,976	1,295	214	62,057
Corporate bonds	13,010	163	—	13,173
Other equity investments	218	—	—	218
	$594,386	$1,928	$7,046	$589,268

In addition, at June 30, 2018 and December 31, 2017 the Company held $35.9 million and $36.3 million, respectively, in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

		Less than 12 Months		12 Months or Greater		Total
June 30, 2018 (dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. agency securities	56	$142,970	$3,004	$64,860	$2,463	$207,830	$5,467
Residential mortgage backed securities	157	181,775	3,812	144,061	5,669	325,836	9,481
Municipal bonds	13	23,059	672	—	—	23,059	672
Corporate bonds	1	1,499	1	—	—	1,499	1
	227	$349,303	$7,489	$208,921	$8,132	$558,224	$15,621

		Less than 12 Months		12 Months or Greater		Total
December 31, 2017 (dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. agency securities	38	$102,264	$1,073	$55,093	$1,341	$157,357	$2,414
Residential mortgage backed securities	137	152,350	1,306	147,953	3,112	300,303	4,418
Municipal bonds	8	17,446	214	—	—	17,446	214
	183	$272,060	$2,593	$203,046	$4,453	$475,106	$7,046

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.8 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2018 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investments available-for-sale at June 30, 2018 and December 31, 2017 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. agency securities maturing:
One year or less	$111,981	$108,302	$109,893	$108,198
After one year through five years	91,692	90,544	74,106	73,916
Five years through ten years	21,937	21,305	14,116	13,870
Residential mortgage backed securities	389,504	380,306	322,067	317,836
Municipal bonds maturing:
One year or less	6,118	6,197	5,068	5,171
After one year through five years	16,880	17,056	19,405	19,879
Five years through ten years	24,226	23,797	35,432	35,846
After ten years	1,068	1,154	1,071	1,161
Corporate bonds maturing:
After one year through five years	6,504	6,563	11,510	11,673
After ten years	1,500	1,500	1,500	1,500
Other equity investments	218	218	218	218
	$671,628	$656,942	$594,386	$589,268

For the six months ended June 30, 2018, gross realized gains on sales of investments securities were $93 thousand and gross realized losses on sales of investment securities were $25 thousand. For the six months ended June 30, 2017, gross realized gains on sales of investments securities were $750 thousand and gross realized losses on sales of investment securities were $219 thousand.

Proceeds from sales and calls of investment securities for the six months ended June 30, 2018 were $29.0 million compared to $58.0 million for the same period in 2017.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2018 and December 31, 2017 was $470.2 million and $465.4 million, respectively, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

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

At June 30, 2018 the Bank had mortgage banking derivative financial instruments with a notional value of $64.4 million related to its forward contracts as compared to $37.1 million at December 31, 2017. The fair value of these mortgage banking derivative instruments at June 30, 2018 was $52 thousand included in other assets and $94 thousand included in other liabilities as compared to $43 thousand included in other assets and $10 thousand included in other liabilities at December 31, 2017.

Included in other noninterest income for the three and six months ended June 30, 2018 was a net gain of $55 thousand and a net loss of $31 thousand, respectively, relating to mortgage banking derivative instruments as compared to a net loss of $26 thousand and a net gain of $264 thousand, respectively, as of June 30, 2017. The amount included in other noninterest income for the three and six months ended June 30, 2018 pertaining to its mortgage banking hedging activities was a net realized loss of $147 thousand and a net realized loss of $56 thousand, respectively, as compared to a net realized loss of $53 thousand and a net realized loss of $899 thousand, respectively, as of June 30, 2017.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at June 30, 2018 and December 31, 2017 are summarized by type as follows:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,467,089	22%	$1,375,939	21%
Income producing - commercial real estate	3,000,386	45%	3,047,094	48%
Owner occupied - commercial real estate	852,697	13%	755,444	12%
Real estate mortgage - residential	103,415	2%	104,357	2%
Construction - commercial and residential	1,087,287	16%	973,141	15%
Construction - C&I (owner occupied)	48,480	1%	58,691	1%
Home equity	89,539	1%	93,264	1%
Other consumer	2,811	—	3,598	—
Total loans	6,651,704	100%	6,411,528	100%
Less: allowance for credit losses	(66,609)		(64,758)
Net loans	$6,585,095		$6,346,770

Unamortized net deferred fees amounted to $23.4 million and $23.9 million at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018 and December 31, 2017, the Bank serviced $225.9 million and $195.3 million, respectively, of multifamily FHA loans, SBA loans and other loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At June 30, 2018, owner occupied - commercial real estate and construction - C&I (owner occupied) represent approximately 14% of the loan portfolio. At June 30, 2018, non-owner occupied commercial real estate and real estate construction represented approximately 61% of the loan portfolio. The combined owner occupied and commercial real estate loans represent approximately 75% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 83% of all loans being secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 22% of the loan portfolio at June 30, 2018 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 1% of the loan portfolio at June 30, 2018 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.41 billion at June 30, 2018. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 81% of the outstanding ADC loan portfolio at June 30, 2018. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage Residential	Construction - Commercial and Residential	Home Equity	Other Consumer	Total
Three Months Ended June 30, 2018
Allowance for credit losses:
Balance at beginning of period	$13,358	$26,468	$5,471	$734	$18,742	$699	$335	$65,807
Loans charged-off	(408)	—	—	—	(517)	—	—	(925)
Recoveries of loans previously charged-off	23	2	1	1	35	10	5	77
Net loans (charged-off) recoveries	(385)	2	1	1	(482)	10	5	(848)
Provision for credit losses	(767)	1,518	531	22	391	(36)	(9)	1,650
Ending balance	$12,206	$27,988	$6,003	$757	$18,651	$673	$331	$66,609

Six Months Ended June 30, 2018
Allowance for credit losses:
Balance at beginning of period	$13,102	$25,376	$5,934	$944	$18,492	$770	$140	$64,758
Loans charged-off	(1,261)	(121)	(132)	—	(517)	—	—	(2,031)
Recoveries of loans previously charged-off	26	2	2	3	95	127	8	263
Net loans (charged-off) recoveries	(1,235)	(119)	(130)	3	(422)	127	8	(1,768)
Provision for credit losses	339	2,731	199	(190)	581	(224)	183	3,619
Ending balance	$12,206	$27,988	$6,003	$757	$18,651	$673	$331	$66,609

As of June 30, 2018
Allowance for credit losses:
Individually evaluated for impairment	$4,506	$3,543	$500	$—	$—	$—	$80	$8,629
Collectively evaluated for impairment	7,700	24,445	5,503	757	18,651	673	251	57,980
Ending balance	$12,206	$27,988	$6,003	$757	$18,651	$673	$331	$66,609

Three Months Ended June 30, 2017
Allowance for credit losses:
Balance at beginning of period	$14,583	$21,384	$4,026	$1,106	$17,356	$1,088	$305	$59,848
Loans charged-off	—	(970)	—	—	—	—	(3)	(973)
Recoveries of loans previously charged-off	255	—	1	1	342	2	5	606
Net loans (charged-off) recoveries	255	(970)	1	1	342	2	2	(367)
Provision for credit losses	(613)	2,894	162	(26)	(971)	126	(6)	1,566
Ending balance	$14,225	$23,308	$4,189	$1,081	$16,727	$1,216	$301	$61,047

Six Months Ended June 30, 2017
Allowance for credit losses:
Balance at beginning of period	$14,700	$21,105	$4,010	$1,284	$16,487	$1,328	$160	$59,074
Loans charged-off	(137)	(1,470)	—	—	—	—	(66)	(1,673)
Recoveries of loans previously charged-off	268	50	2	3	345	3	12	683
Net loans (charged-off) recoveries	131	(1,420)	2	3	345	3	(54)	(990)
Provision for credit losses	(606)	3,623	177	(206)	(105)	(115)	195	2,963
Ending balance	$14,225	$23,308	$4,189	$1,081	$16,727	$1,216	$301	$61,047

As of June 30, 2017
Allowance for credit losses:
Individually evaluated for impairment	$3,070	$2,013	$350	$—	$350	$90	$52	$5,925
Collectively evaluated for impairment	11,155	21,295	3,839	1,081	16,377	1,126	249	55,122
Ending balance	$14,225	$23,308	$4,189	$1,081	$16,727	$1,216	$301	$61,047

The Company’s recorded investments in loans as of June 30, 2018 and December 31, 2017 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner occupied - Commercial Real Estate	Real Estate Mortgage Residential	Construction - Commercial and Residential	Home Equity	Other Consumer	Total

June 30, 2018
Recorded investment in loans:
Individually evaluated for impairment	$13,909	$9,470	$7,441	$1,686	$4,190	$494	$91	$37,281
Collectively evaluated for impairment	1,453,180	2,990,916	845,256	101,729	1,131,577	89,045	2,720	6,614,423
Ending balance	$1,467,089	$3,000,386	$852,697	$103,415	$1,135,767	$89,539	$2,811	$6,651,704

December 31, 2017
Recorded investment in loans:
Individually evaluated for impairment	$8,726	$10,192	$5,501	$478	$4,709	$494	$91	$30,191
Collectively evaluated for impairment	1,367,213	3,036,902	749,943	103,879	1,027,123	92,770	3,507	6,381,337
Ending balance	$1,375,939	$3,047,094	$755,444	$104,357	$1,031,832	$93,264	$3,598	$6,411,528

At June 30, 2018, nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) and Virginia Heritage Bank (“Virginia Heritage”) have a carrying value of $290 thousand and $427 thousand, and an unpaid principal balance of $340 thousand and $1.5 million, respectively, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” At December 31, 2017, nonperforming loans acquired from Fidelity and Virginia Heritage had a carrying value of $297 thousand and $479 thousand, respectively, and an unpaid principal balance of $347 thousand and $1.5 million, respectively, and were evaluated separately in accordance with ASC Topic 310-30. The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses.

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

The Company’s credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of June 30, 2018 and December 31, 2017.

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans

June 30, 2018
Commercial	$1,425,622	$27,558	$13,909	$—	$1,467,089
Income producing - commercial real estate	2,987,999	2,917	9,470	—	3,000,386
Owner occupied - commercial real estate	808,947	36,309	7,441	—	852,697
Real estate mortgage – residential	101,080	649	1,686	—	103,415
Construction - commercial and residential	1,114,842	16,735	4,190	—	1,135,767
Home equity	88,359	686	494	—	89,539
Other consumer	2,719	1	91	—	2,811
Total	$6,529,568	$84,855	$37,281	$—	$6,651,704

December 31, 2017
Commercial	$1,333,050	$34,163	$8,726	$—	$1,375,939
Income producing - commercial real estate	3,033,046	3,856	10,192	—	3,047,094
Owner occupied - commercial real estate	696,754	53,189	5,501	—	755,444
Real estate mortgage – residential	103,220	659	478	—	104,357
Construction - commercial and residential	1,027,123	—	4,709	—	1,031,832
Home equity	92,084	686	494	—	93,264
Other consumer	3,505	2	91	—	3,598
Total	$6,288,782	$92,555	$30,191	$—	$6,411,528

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

The following table presents, by class of loan, information related to nonaccrual loans as of June 30, 2018 and December 31, 2017.

(dollars in thousands)	June 30, 2018	December 31, 2017

Commercial	$3,059	$3,493
Income producing - commercial real estate	186	832
Owner occupied - commercial real estate	5,071	5,501
Real estate mortgage - residential	1,975	775
Construction - commercial and residential	—	2,052
Home equity	494	494
Other consumer	91	91
Total nonaccrual loans (1)(2)	$10,876	$13,238

(1)	Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $15.1 million at June 30, 2018 and $12.3 million at December 31, 2017.

(2)	Gross interest income of $321 thousand and $626 thousand would have been recorded for the six months ended June 30, 2018 and 2017, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while the interest actually recorded on such loans was $6 thousand and $24 thousand for the six months ended June 30, 2018 and 2017, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of June 30, 2018 and December 31, 2017.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans

June 30, 2018
Commercial	$6,356	$1,532	$3,059	$10,947	$1,456,142	$1,467,089
Income producing - commercial real estate	161	4,115	186	4,462	2,995,924	3,000,386
Owner occupied - commercial real estate	1,906	3,189	5,071	10,166	842,531	852,697
Real estate mortgage – residential	—	4,188	1,975	6,163	97,252	103,415
Construction - commercial and residential	761	9,898	—	10,659	1,125,108	1,135,767
Home equity	81	137	494	712	88,827	89,539
Other consumer	2	—	91	93	2,718	2,811
Total	$9,267	$23,059	$10,876	$43,202	$6,608,502	$6,651,704

December 31, 2017
Commercial	$2,705	$748	$3,493	$6,946	$1,368,993	$1,375,939
Income producing - commercial real estate	4,398	6,930	832	12,160	3,034,934	3,047,094
Owner occupied - commercial real estate	522	3,906	5,501	9,929	745,515	755,444
Real estate mortgage – residential	6,993	1,244	775	9,012	95,345	104,357
Construction - commercial and residential	—	5,268	2,052	7,320	1,024,512	1,031,832
Home equity	307	—	494	801	92,463	93,264
Other consumer	45	6	91	142	3,456	3,598
Total	$14,970	$18,102	$13,238	$46,310	$6,365,218	$6,411,528

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

The following table presents, by class of loan, information related to impaired loans for the periods ended June 30, 2018 and December 31, 2017.

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average Recorded Investment		Interest Income Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

June 30, 2018
Commercial	$8,116	$—	$7,997	$7,997	$4,506	$6,411	$6,116	$19	$39
Income producing - commercial real estate	9,324	—	9,324	9,324	3,543	9,286	9,539	121	241
Owner occupied - commercial real estate	6,118	—	6,118	6,118	500	6,275	6,382	13	24
Real estate mortgage – residential	1,975	1,975	—	1,975	—	1,860	1,498	2	2
Construction - commercial and residential	—	—	—	—	—	1,026	1,368	—	—
Home equity	494	494	—	494	—	494	494	—	—
Other consumer	91	—	91	91	80	91	91	—	—
Total	$26,118	$2,469	$23,530	$25,999	$8,629	$25,443	$25,488	$155	$306

December 31, 2017
Commercial	$5,644	$1,777	$3,748	$5,525	$3,259	$5,764	$5,765	$48	$145
Income producing - commercial real estate	10,044	781	9,263	10,044	2,380	10,068	10,127	120	493
Owner occupied - commercial real estate	6,596	1,095	5,501	6,596	1,382	6,743	5,210	27	73
Real estate mortgage – residential	775	775	—	775	—	538	423	17	17
Construction - commercial and residential	2,052	1,534	518	2,052	500	3,491	3,731	(14)	—
Home equity	494	494	—	494	—	544	346	—	2
Other consumer	91	—	91	91	80	92	93	—	—
Total	$25,696	$6,456	$19,121	$25,577	$7,601	$27,240	$25,695	$198	$730

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of June 30, 2018, all performing TDRs were categorized as interest-only modifications.

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

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company for the periods ended June 30, 2018 and December 31, 2017.

	For the Six Months Ended June 30, 2018
			Income Producing -	Owner Occupied -	Construction -
(dollars in thousands)	Number of Contracts	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate	Total
Troubled debt restructurings
Restructured accruing	9	$4,938	$9,138	$1,047	$—	$15,123
Restructured nonaccruing	4	1,211	—	—	—	1,211
Total	13	$6,149	$9,138	$1,047	$—	$16,334

Specific allowance		$2,000	$3,500	$—	$—	$5,500

Restructured and subsequently defaulted		$—	$937	$—	$—	$937

	For the Year Ended December 31, 2017
			Income Producing -	Owner Occupied -	Construction -
(dollars in thousands)	Number of Contracts	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate	Total
Troubled debt restructings

Restructured accruing	9	$2,032	$9,212	$1,095	$—	$12,339
Restructured nonaccruing	5	867	121	—	—	988
Total	14	$2,899	$9,333	$1,095	$—	$13,327

Specific allowance		$595	$2,350	$—	$—	$2,945

Restructured and subsequently defaulted		$237	$—	$—	$—	$237

The Company had thirteen TDR’s at June 30, 2018 totaling approximately $16.3 million. Nine of these loans totaling approximately $15.1 million are performing under their modified terms. There were two performing TDRs totaling $937 thousand that defaulted on their modified terms which were reclassified to nonperforming loans during the six months ended June 30, 2018, as compared to the same period in 2017, which had no defaults on restructured loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were two loans totaling $4.0 million modified in a TDR during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017 which had one loan totaling $4.8 million modified in a TDR.

Note 6. Interest Rate Swap Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The Company’s objective in using interest rate derivatives designated as cash flow hedges is to add stability to interest expense and to better manage its exposure to interest rate movements. To accomplish this objective, the Company entered into forward starting interest rate swaps in April 2015 as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank’s cost of funds. The notional amounts of the interest rate swaps designated as cash flow hedges do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from two counterparties in exchange for the Company making fixed payments beginning in April 2016. The Company’s intent is to hedge its exposure to the variability in potential future interest rate conditions on existing financial instruments.

As of June 30, 2018, the Company had three forward starting designated cash flow hedge interest rate swap transactions outstanding that had an aggregate notional amount of $250 million associated with the Company’s variable rate deposits. The net unrealized gain before income tax on the swaps was $5.8 million at June 30, 2018 compared to a net unrealized gain before income tax of $2.3 million at December 31, 2017. The unrealized gain in value since year end 2017 is due to the increase in expected net cash inflows from the swap over its remaining term due to higher market interest rates.

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

Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the quarter ended June 30, 2018, the Company reclassified $104 thousand related to designated cash flow hedge derivatives from accumulated other comprehensive income to decrease interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $1.5 million will be reclassified as a decrease in interest expense.

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

As of June 30, 2018, the aggregate fair value of all designated cash flow hedge derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our capital status) that were in a net asset position totaled $5.8 million (none of these contracts were in a net liability position as of June 30, 2018). The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of June 30, 2018, the Company was not required to post collateral with its derivative counterparties against its obligations under these agreements because these agreements were in a net asset position. If the Company had breached any provisions under the agreements at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.

The table below identifies the balance sheet category and fair values of the Company’s designated cash flow hedge derivative instruments as of June 30, 2018 and December 31, 2017.

		June 30, 2018			December 31, 2017
	Swap	Notional		Balance Sheet	Notional		Balance Sheet
	Number	Amount	Fair Value	Category	Amount	Fair Value	Category

(dollars in thousands)
Interest rate swap	(1)	$75,000	$1,220	Other Assets	$75,000	$598	Other Assets
Interest rate swap	(2)	100,000	2,185	Other Assets	100,000	821	Other Assets
Interest rate swap	(3)	75,000	2,387	Other Assets	75,000	837	Other Assets
	Total	$250,000	$5,792		$250,000	$2,256

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the three and six months ended June 30, 2018 and 2017.

		Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
		Amount of	Reclassified from AOCI into Income		Amount of	Reclassified from AOCI into Income
	Swap	Pre-tax gain (loss)		Amount of	Pre-tax gain (loss)		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Recognized in OCI	Category	Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$210	Interest Expense	$59	$(195)	Interest Expense	$(112)
Interest rate swap	(2)	435	Interest Expense	25	(345)	Interest Expense	(172)
Interest rate swap	(3)	464	Interest Expense	20	(461)	Interest Expense	(152)
	Total	$1,109		$104	$(1,001)		$(436)

		Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
		Amount of	Reclassified from AOCI into Income		Amount of	Reclassified from AOCI into Income
	Swap	Pre-tax gain (loss)		Amount of	Pre-tax gain (loss)		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Recognized in OCI	Category	Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$680	Interest Expense	$58	$(52)	Interest Expense	$(266)
Interest rate swap	(2)	1,342	Interest Expense	(22)	(27)	Interest Expense	(403)
Interest rate swap	(3)	1,530	Interest Expense	(20)	(344)	Interest Expense	(345)
	Total	$3,552		$16	$(423)		$(1,014)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$104	$—	$(436)	$—

The effects of cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$104	$—	$(436)	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$16	$—	$(1,014)	$—

The effects of cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$16	$—	$(1,014)	$—

Balance Sheet Offsetting: Our designated cash flow hedge interest rate swap derivatives are eligible for offset in the Consolidated Balance Sheets and are subject to master netting arrangements. Our derivative transactions with counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. The Company generally offsets such financial instruments for financial reporting purposes. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s cash flow hedge derivatives as of June 30, 2018 and December 31, 2017.

As of June 30, 2018
Offsetting of Derivative Assets (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$4,595	$—	$4,595	$—	$—	$4,595
Counterparty 2	1,244	—	$1,244	—	—	1,244
	$5,839	$—	$5,839	$—	$—	$5,839

As of December 31, 2017
Offsetting of Derivative Assets (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$1,619	$—	$1,619	$—	$—	$1,619
Counterparty 2	582	—	582	—	—	582
	$2,201	$—	$2,201	$—	$—	$2,201

Note 7. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and six months ended June 30, 2018 and 2017 is presented in the table below. There was one residential real estate loan in the process of foreclosure as of June 30, 2018 totaling $1.5 million. There were no residential real estate loans in the process of foreclosure as of June 30, 2017. For the three and six months ended June 30, 2018, there were no sales of OREO property, as compared to the same periods in 2017 which had one sale for a net loss of $361 thousand with proceeds of $939 thousand.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017

Balance at January 1,	$1,394	$1,394	$1,394	$2,694
Properties sold	—	—	—	(1,300)
Ending balance	$1,394	$1,394	$1,394	$1,394

Note 8. Long-Term Borrowings

The following table presents information related to the Company’s long-term borrowings as of June 30, 2018 and December 31, 2017.

(dollars in thousands)	June 30, 2018	December 31, 2017

Subordinated Notes, 5.75%	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	150,000
Less: debt issuance costs	(2,900)	(3,095)
Long-term borrowings	$217,100	$216,905

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

Note 9. Net Income per Common Share

The calculation of net income per common share for the three months ended June 30, 2018 and 2017 was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2018	2017	2018	2017
Basic:
Net income	$37,296	$27,772	$73,011	$54,789
Average common shares outstanding	34,306	34,129	34,283	34,099
Basic net income per common share	$1.09	$0.81	$2.13	$1.61

Diluted:
Net income	$37,296	$27,772	$73,011	$54,789
Average common shares outstanding	34,306	34,129	34,283	34,099
Adjustment for common share equivalents	142	195	145	205
Average common shares outstanding-diluted	34,448	34,324	34,428	34,304
Diluted net income per common share	$1.08	$0.81	$2.12	$1.60

Anti-dilutive shares	—	7	—	7

Note 10. Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended June 30, 2018
Net unrealized loss on securities available-for-sale	$(2,605)	$670	$(1,935)
Less: Reclassification adjustment for net gains included in net income	(26)	(6)	(20)
Total unrealized loss	(2,631)	664	(1,955)

Net unrealized gain on derivatives	930	238	692
Less: Reclassification adjustment for losses included in net income	87	23	64
Total unrealized gain	1,017	261	756

Other Comprehensive Loss	$(1,614)	$925	$(1,199)

Three Months Ended June 30, 2017
Net unrealized gain on securities available-for-sale	$890	$369	$521
Less: Reclassification adjustment for net gains included in net income	(26)	(10)	(16)
Total unrealized gain	864	359	505

Net unrealized loss on derivatives	(125)	(50)	(75)
Less: Reclassification adjustment for losses included in net income	(439)	(169)	(270)
Total unrealized loss	(564)	(219)	(345)

Other Comprehensive Income	$300	$140	$160

Six Months Ended June 30, 2018
Net unrealized gain on securities available-for-sale	$(8,826)	$1,768	$(7,058)
Less: Reclassification adjustment for net gains included in net income	(68)	(17)	(51)
Total unrealized loss	(8,894)	1,751	(7,109)

Net unrealized gain on derivatives	3,537	612	2,925
Less: Reclassification adjustment for losses included in net income	(1)	—	(1)
Total unrealized gain	3,536	612	2,924

Other Comprehensive Loss	$(5,358)	$2,363	$(4,185)

Six Months Ended June 30, 2017
Net unrealized gain on securities available-for-sale	$2,055	$828	$1,227
Less: Reclassification adjustment for net gains included in net income	(531)	(199)	(332)
Total unrealized gain	1,524	629	895

Net unrealized gain on derivatives	1,629	626	1,003
Less: Reclassification adjustment for losses included in net income	(1,019)	(381)	(638)
Total unrealized gain	610	245	365

Other Comprehensive Income	$2,134	$874	$1,260

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2018 and 2017.

	Securities		Accumulated Other
(dollars in thousands)	Available For Sale	Derivatives	Comprehensive Income (Loss)

Three Months Ended June 30, 2018
Balance at Beginning of Period	$(8,959)	$3,549	$(5,410)
Other comprehensive income (loss) before reclassifications	(1,935)	692	(1,243)
Amounts reclassified from accumulated other comprehensive income (loss)	(20)	64	44
Total other comprehensive income (loss)	(1,955)	756	(1,199)
Balance at End of Period	$(10,914)	$4,305	$(6,609)

Three Months Ended June 30, 2017
Balance at Beginning of Period	$(1,565)	$284	$(1,281)
Other comprehensive income (loss) before reclassifications	521	(75)	446
Amounts reclassified from accumulated other comprehensive income	(16)	(270)	(286)
Net other comprehensive income (loss) during period	505	(345)	160
Balance at End of Period	$(1,060)	$(61)	$(1,121)

Six Months Ended June 30, 2018
Balance at Beginning of Period	$(3,131)	$1,381	$(1,750)
Other comprehensive income (loss) before reclassifications	(7,058)	2,925	(4,133)
Amounts reclassified from accumulated other comprehensive income (loss)	(51)	(1)	(52)
Total other comprehensive income (loss)	(7,109)	2,924	(4,185)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	(674)	—	(674)
Balance at End of Period	$(10,914)	$4,305	$(6,609)

Six Months Ended June 30, 2017
Balance at Beginning of Period	$(1,955)	$(426)	$(2,381)
Other comprehensive income before reclassifications	1,227	1,003	2,230
Amounts reclassified from accumulated other comprehensive income	(332)	(638)	(970)
Net other comprehensive income during period	895	365	1,260
Balance at End of Period	$(1,060)	$(61)	$(1,121)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017.

Details about Accumulated Other	Amount Reclassified from		Affected Line Item in
Comprehensive Income Components	Accumulated Other		the Statement Where
(dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three Months Ended June 30,
	2018	2017
Realized gain on sale of investment securities	$26	$26	Gain on sale of investment securities
Interest expense derivative deposits	(87)	439	Interest expense on deposits
Income tax benefit (expense)	17	(179)	Tax expense
Total Reclassifications for the Period	$(44)	$286	Net Income

Details about Accumulated Other	Amount Reclassified from		Affected Line Item in
Comprehensive Income Components	Accumulated Other		the Statement Where
(dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Six Months Ended June 30,
	2018	2017
Realized gain on sale of investment securities	$68	$531	Gain on sale of investment securities
Interest expense derivative deposits	1	1,019	Interest expense on deposits
Income tax benefit (expense)	(17)	(580)	Tax expense
Total Reclassifications for the Period	$52	$970	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
June 30, 2018
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$220,151	$—	$220,151
Residential mortgage backed securities	—	380,306	—	380,306
Municipal bonds	—	48,204	—	48,204
Corporate bonds	—	6,563	1,500	8,063
Other equity investments	—	—	218	218
Loans held for sale	—	30,493	—	30,493
Mortgage banking derivatives	—	—	52	52
Interest rate swap derivatives	—	5,792	—	5,792
Total assets measured at fair value on a recurring basis as of June 30, 2018	$—	$691,509	$1,770	$693,279
Liabilities:
Mortgage banking derivatives	$—	$—	$94	$94
Total liabilities measured at fair value on a recurring basis as of June 30, 2018	$—	$—	$94	$94
December 31, 2017
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$195,984	$—	$195,984
Residential mortgage backed securities	—	317,836	—	317,836
Municipal bonds	—	62,057	—	62,057
Corporate bonds	—	11,673	1,500	13,173
Other equity investments	—	—	218	218
Loans held for sale	—	25,096	—	25,096
Mortgage banking derivatives	—	—	43	43
Interest rate swap derivatives	—	2,256	—	2,256
Total assets measured at fair value on a recurring basis as of December 31, 2017	$—	$614,902	$1,761	$616,663
Liabilities:
Mortgage banking derivatives	$—	$—	$10	$10
Total liabilities measured at fair value on a recurring basis as of December 31, 2017	$—	$—	$10	$10

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of June 30, 2018 and December 31, 2017.

	June 30, 2018
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference

Residential mortgage loans held for sale	$30,493	$29,945	$548
FHA mortgage loans held for sale	$—	$—	$—

	December 31, 2017
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference

Residential mortgage loans held for sale	$25,096	$24,674	$422
FHA mortgage loans held for sale	$—	$—	$—

No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of June 30, 2018 or December 31, 2017.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2018	$1,718	$43	$1,761
Realized gain included in earnings - net mortgage banking derivatives	—	9	9
Purchases of available-for-sale securities	—	—	—
Principal redemption	—	—	—
Ending balance at June 30, 2018	$1,718	$52	$1,770

Liabilities:
Beginning balance at January 1, 2018	$—	$10	$10
Realized loss included in earnings - net mortgage banking derivatives	—	84	84
Principal redemption	—	—	—
Ending balance at June 30, 2018	$—	$94	$94

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2017	$1,718	$114	$1,832
Realized loss included in earnings - net mortgage banking derivatives	—	(71)	(71)
Purchases of available-for-sale securities	—	—	—
Principal redemption	—	—	—
Ending balance at December 31, 2017	$1,718	$43	$1,761

Liabilities:
Beginning balance at January 1, 2017	$—	$55	$55
Realized loss included in earnings - net mortgage banking derivatives	—	(45)	(45)
Principal redemption	—	—	—
Ending balance at December 31, 2017	$—	$10	$10

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

Impaired loans: The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that nonaccrual loans and loans that have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2018, substantially all of the Company’s impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the underlying collateral for collateral-dependent loans, which the Company classifies as a Level 3 valuation.

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
June 30, 2018
Impaired loans:
Commercial	$—	$—	$3,491	$3,491
Income producing - commercial real estate	—	—	5,781	5,781
Owner occupied - commercial real estate	—	—	5,618	5,618
Real estate mortgage - residential	—	—	1,975	1,975
Home equity	—	—	494	494
Other consumer	—	—	11	11
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of June 30, 2018	$—	$—	$18,764	$18,764

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2017
Impaired loans:
Commercial	$—	$—	$2,266	$2,266
Income producing - commercial real estate	—	—	7,664	7,664
Owner occupied - commercial real estate	—	—	5,214	5,214
Real estate mortgage - residential	—	—	775	775
Construction - commercial and residential	—	—	1,552	1,552
Home equity	—	—	494	494
Other consumer	—	—	11	11
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of December 31, 2017	$—	$—	$19,370	$19,370

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

The estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Assets
Cash and due from banks	$6,873	$6,873	$—	$6,873	$—
Federal funds sold	9,251	9,251	—	9,251	—
Interest bearing deposits with other banks	249,667	249,667	—	249,667	—
Investment securities	656,942	655,224	—	653,506	1,718
Federal Reserve and Federal Home Loan Bank stock	35,875	35,875	—	35,875	—
Loans held for sale	30,493	30,493	—	30,493	—
Loans (1)	6,585,095	6,618,626	—	—	6,618,626
Bank owned life insurance	62,647	62,647	—	62,647	—
Annuity investment	12,397	12,397	—	12,397	—
Mortgage banking derivatives	52	52	—	—	52
Interst rate swap derivatives	5,792	5,792	—	5,792	—

Liabilities
Noninterest bearing deposits	2,022,916	2,022,916	—	2,022,916	—
Interest bearing deposits	3,094,252	3,094,252	—	3,094,252	—
Certificates of deposit	1,151,590	1,148,242	—	1,148,242	—
Customer repurchase agreements	29,135	29,135	—	29,135	—
Borrowings	517,100	509,282	—	509,282	—
Mortgage banking derivatives	94	94	—	—	94

December 31, 2017
Assets
Cash and due from banks	$7,445	$7,445	$—	$7,445	$—
Federal funds sold	15,767	15,767	—	15,767	—
Interest bearing deposits with other banks	167,261	167,261	—	167,261	—
Investment securities	589,268	589,268	—	587,550	1,718
Federal Reserve and Federal Home Loan Bank stock	36,324	36,324	—	36,324	—
Loans held for sale	25,096	25,096	—	25,096	—
Loans (2)	6,346,770	6,381,213	—	—	6,381,213
Bank owned life insurance	60,947	60,947	—	60,947	—
Annuity investment	11,632	11,632	—	11,632	—
Mortgage banking derivatives	43	43	—	—	43
Interst rate swap derivatives	2,256	2,256	—	2,256	—

Liabilities
Noninterest bearing deposits	1,982,912	1,982,912	—	1,982,912	—
Interest bearing deposits	3,041,563	3,041,563	—	3,041,563	—
Certificates of deposit	829,509	829,886	—	829,886	—
Customer repurchase agreements	76,561	76,561	—	76,561	—
Borrowings	541,905	533,162	—	533,162	—
Mortgage banking derivatives	10	10	—	—	10

(1)	Carrying amount is net of unearned income and the allowance for credit losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans was measured using an exit price notion.

(2)	Carrying amount is net of unearned income and the allowance for credit losses. The fair value of loans was measured using an entry price notion.

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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. For the three months ended June 30, 2018 and 2017, the annuity contracts accrued $65 thousand of income offset by an annual fee on annuity contracts of $110 thousand, and $28 thousand of income offset by an annual fee on annuity contracts of $107 thousand, respectively, which were included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $12.4 million and $11.6 million at June 30, 2018 and December 31, 2017, respectively, and is included in other assets on the Consolidated Balance Sheet. For the three and six months ended June 30, 2018, the Company recorded benefit expense accruals of $385 thousand and $486 thousand, respectively, for this post retirement benefit. For the three and six months ended June 30, 2017, the Company recorded benefit expense accruals of $103 thousand and $205 thousand, respectively, for this post retirement benefit.

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

The Bank offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. The Company originates multifamily FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (”Ginnie Mae”) MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and generally retains the servicing rights. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages other real estate owned (“OREO”) assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with third parties.

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company’s Annual report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS

Earnings Summary

For the three months ended June 30, 2018, the Company’s net income was $37.3 million, a 34% increase over the $27.8 million for the three months ended June 30, 2017. Net income per basic common share for the three months ended June 30, 2018 was $1.09 compared to $0.81 for the same period in 2017, a 35% increase. Net income per diluted common share for the three months ended June 30, 2018 was $1.08 compared to $0.81 for the same period in 2017, a 33% increase.

The increase in net income for the three months ended June 30, 2018 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 9% over the same period in 2017 and to the reduction in the federal corporate tax rate from 35% to 21% pursuant to The Tax Cuts and Jobs Act of 2017. The most significant portion of revenue is net interest income which increased 12% for the three months ended June 30, 2018 over the same period in 2017 ($78.2 million versus $69.7 million), resulting from growth in average earning assets of 12% together with a relatively stable net interest margin.

For the three months ended June 30, 2018, the Company reported an annualized return on average assets (“ROAA”) of 1.92% as compared to 1.60% for the three months ended June 30, 2017. The annualized return on average common equity (“ROACE”) for the three months ended June 30, 2018 was 14.93% as compared to 12.51% for the three months ended June 30, 2017. The annualized return on average tangible common equity (“ROATCE”) for the three months ended June 30, 2018 was 16.71% as compared to 14.22% for the three months ended June 30, 2017.

For the six months ended June 30, 2018, the Company’s net income was $73.0 million, a 33% increase over the $54.8 million of net income for the same period in 2017. Net income per basic common share for the six months ended June 30, 2018 was $2.13 compared to $1.61 for the same period in 2017, a 32% increase. Net income per diluted common share for the six months ended June 30, 2018 was $2.12 compared to $1.60 for the same period in 2017, a 32% increase.

The increase in net income for the six months ended June 30, 2018 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 10% over the same period in 2017 and to the reduction in the federal corporate tax rate from 35% to 21% pursuant to The Tax Cuts and Jobs Act of 2017. The most significant portion of revenue is net interest income which increased 13% for the six months ended June 30, 2018 over the same period in 2017 ($154.0 million versus $136.6 million), resulting from growth in average earning assets of 13% together with a stable net interest margin.

For the six months ended June 30, 2018, the Company reported an annualized ROAA of 1.91% as compared to 1.61% for the six months ended June 30, 2017. The annualized ROACE for the six months ended June 30, 2018 was 14.96% as compared to 12.62% for the six months ended June 30, 2017. The annualized ROATCE for the six months ended June 30, 2018 was 16.78% as compared to 14.38% for the six months ended June 30, 2017.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, decreased 1 basis point to 4.15% for the three months ended June 30, 2018 from 4.16% for the three months ended June 30, 2017. Average earning asset yields increased 48 basis points to 5.11% for the three months ended June 30, 2018, as compared to 4.73% for the same period in 2017. The average cost of interest bearing liabilities increased by 62 basis points (to 1.54% from 0.92%) for the three months ended June 30, 2018 as compared to the same period in 2017. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 24 basis points for the three months ended June 30, 2018 as compared to 2017 (3.57% versus 3.81%).

The benefit of noninterest sources funding earning assets increased by 23 basis points to 58 basis points from 35 basis points for the three months ended June 30, 2018 versus the same period in 2017. The combination of a 24 basis point decrease in the net interest spread and a 23 basis point increase in the value of noninterest sources resulted in the 1 basis point decrease in the net interest margin for the three months ended June 30, 2018 as compared to the same period in 2017. The Company considers the value of its noninterest sources of funds as very significant to its business model and its overall profitability.

The net interest margin was 4.16% for both the six months ended June 30, 2018 and 2017. Average earning asset yields increased to 5.01% for the six months ended June 30, 2018, as compared to 4.73% for the same period in 2017. The average cost of interest bearing liabilities increased by 46 basis points (to 1.37% from 0.91%) for the six months ended June 30, 2018 as compared to the same period in 2017. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 18 basis points for the six months ended June 30, 2018 as compared to 2017 (3.64% versus 3.82%).

The benefit of noninterest sources funding earning assets increased by 18 basis points to 52 basis points from 34 basis points for the six months ended June 30, 2018 versus the same period in 2017. The combination of an 18 basis point decrease in the net interest spread and an 18 basis point increase in the value of noninterest sources held the net interest margin unchanged for the six months ended June 30, 2018 as compared to the same period in 2017.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates (on average) have trended higher. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 93% of the Company’s total revenue for the three months ended June 30, 2018.

For the first six months of 2018, total loans grew 4% over December 31, 2017, and averaged 12% higher for the first six months of 2018 as compared to the first six months of 2017. At June 30, 2018, total deposits were 7% higher than deposits at December 31, 2017, and averaged 10% higher for the first six months of 2018 compared with the first six months of 2017.

In order to fund growth in average loans of 12% over the six months ended June 30, 2018 as compared to the same period in 2017, as well as sustain significant liquidity, the Company has relied on both core deposit growth and brokered or wholesale deposits. The major component of the growth in core deposits has been growth in both noninterest bearing accounts primarily as a result of effectively building new and enhanced client relationships, and to a time deposit program to lock in more fixed rate deposits at terms approximating 16 months.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 87% of average earning assets for the first six months of 2018 and 2017. For the first six months of 2018, as compared to the same period in 2017, average loans, excluding loans held for sale, increased $701.5 million, a 12% increase, due primarily to growth in income producing - commercial real estate, commercial, and owner occupied- commercial real estate loans. Average investment securities for both the six months ended June 30, 2018 and 2017 amounted to 8% of average earning assets. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 4% of average earning assets for the first six months of 2018 and 5% of average earning assets for the first six months of 2017. The average combination of federal funds sold, interest bearing deposits with other banks and loans held for sale increased $25.9 million for the six months ended June 30, 2018 as compared to the same period in 2017.

The provision for credit losses was $1.7 million for the three months ended June 30, 2018 as compared to $1.6 million for the three months ended June 30, 2017. Net charge-offs of $848 thousand in the second quarter of 2018 represented an annualized 0.05% of average loans, excluding loans held for sale, as compared to $367 thousand, or an annualized 0.02% of average loans, excluding loans held for sale, in the second quarter of 2017. Net charge-offs in the second quarter of 2018 were attributable primarily to commercial real estate loans ($479 thousand) and commercial loans ($385 thousand).

At June 30, 2018 the allowance for credit losses represented 1.00% of loans outstanding, as compared to 1.01% at December 31, 2017 and 1.02% at June 30, 2017. The decrease in the allowance for credit losses as a percentage of total loans at June 30, 2018, as compared to June 30, 2017, is the result of loan growth. The allowance at June 30, 2018 for credit losses represented 612% of nonperforming loans, as compared to 489% at December 31, 2017, and 356% at June 30, 2017.

Total noninterest income for the three months ended June 30, 2018 decreased to $5.6 million from $7.0 million for the three months ended June 30, 2017, a 21% decrease, due substantially to lower gains on the sale of residential mortgage loans ($1.5 million versus $2.3 million) resulting from lower volume as compared to 2017, and insignificant revenue associated with the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities as compared to $752 thousand during the second quarter of 2017. Residential mortgage loans closed were $126 million for the second quarter of 2018 versus $188 million for the second quarter of 2017.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 38.55% for the second quarter of 2018, as compared to 39.10% for the second quarter of 2017. Noninterest expenses totaled $32.3 million for the three months ended June 30, 2018, as compared to $30.0 million for the three months ended June 30, 2017, an 8% increase. Cost increases for salaries and benefits were $943 thousand, due primarily to merit increases and benefit costs. Data processing expense increased by $407 thousand due primarily to the costs of software and infrastructure investments. Legal, accounting and professional fees increased $882 thousand due to due diligence from independent consultants associated with the internet event late in 2017 and efforts to further mature risk management.

The provision for credit losses was $3.6 million for the six months ended June 30, 2018 as compared to $3.0 million for the six months ended June 30, 2017. The higher provisioning for the six months ended June 30, 2018, as compared to the same period in 2017, is due primarily to higher net charge-offs. Net charge-offs of $1.8 million for the six months ended June 30, 2018 represented an annualized 0.05% of average loans, excluding loans held for sale, as compared to $990 thousand, or an annualized 0.03% of average loans, excluding loans held for sale, in the first six months of 2017. Net charge-offs in the first six months of 2018 were attributable primarily to commercial loans ($1.4 million) and commercial real estate loans ($540 thousand) offset by a net recovery in consumer loans ($135 thousand).

Total noninterest income for the six months ended June 30, 2018 decreased to $10.9 million from $13.1 million for the six months ended June 30, 2017, a 17% decrease, due substantially to lower gains on the sale of residential mortgage loans ($2.9 million versus $4.3 million) resulting from lower volume as compared to 2017, and insignificant revenue associated with the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities for the six months ended June 30, 2018 versus $752 thousand for the same period in 2017. Residential mortgage loans closed were $226 million for the six months ended June 30, 2018 versus $338 million for the same period in 2017.

For the first six months of 2018, the efficiency ratio was 38.47% as compared to 39.57% for the same period in 2017. Noninterest expenses totaled $63.4 million for the six months ended June 30, 2018, as compared to $59.2 million for the six months ended June 30, 2017, a 7% increase. Cost increases for salaries and benefits for the six months ended June 30, 2018 were $1.1 million, due primarily to merit increases and benefit costs. Data processing expense increased by $683 thousand due primarily to the costs of software and infrastructure investments. Legal, accounting and professional fees increased $2.9 million due to due diligence from independent consultants associated with the internet event late in 2017 and efforts to further mature risk management. Other expenses decreased $1.1 million, due primarily to a net loss on the sale of OREO in the first quarter of 2017 of $361 thousand, and $231 thousand lower costs associated with problem loans.

The ratio of common equity to total assets increased to 12.98% at June 30, 2018 from 12.71% at December 31, 2017, due primarily to retained earnings. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the three months ended June 30, 2018, net interest income increased 12% over the same period for 2017. Average loans increased by $674.8 million and average deposits increased by $609.0 million. The net interest margin was 4.15% for the three months ended June 30, 2018, as compared to 4.16% for the same period in 2017. For the six months ended June 30, 2018, net interest income increased 13% over the same period for 2017. Average loans increased by $701.5 million and average deposits increased by $559.1 million. The net interest margin was 4.16% for both the six months ended June 30, 2018 and 2017. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

The tables below present the average balances and rates of the major categories of the Company’s assets and liabilities for the three and six months ended June 30, 2018 and 2017. Included in the tables is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$302,991	$1,274	1.69%	$267,123	$610	0.92%
Loans held for sale (1)	25,621	291	4.54%	38,165	388	4.07%
Loans (1) (2)	6,569,931	90,633	5.53%	5,895,174	75,508	5.14%
Investment securities available for sale (2)	643,409	4,058	2.53%	520,951	2,827	2.18%
Federal funds sold	16,186	40	0.99%	6,642	11	0.66%
Total interest earning assets	7,558,138	96,296	5.11%	6,728,055	79,344	4.73%

Total noninterest earning assets	297,601			292,119
Less: allowance for credit losses	66,175			60,180
Total noninterest earning assets	231,426			231,939
TOTAL ASSETS	$7,789,564			$6,959,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$444,842	$815	0.73%	$360,574	$337	0.37%
Savings and money market	2,647,910	8,546	1.29%	2,679,337	4,097	0.61%
Time deposits	1,123,330	4,687	1.67%	781,864	1,969	1.01%
Total interest bearing deposits	4,216,082	14,048	1.34%	3,821,775	6,403	0.67%
Customer repurchase agreements	38,438	62	0.65%	69,093	40	0.23%
Other short-term borrowings	230,223	997	1.71%	89,355	224	0.99%
Long-term borrowings	217,068	2,979	5.43%	216,676	2,979	5.44%
Total interest bearing liabilities	4,701,811	18,086	1.54%	4,196,899	9,646	0.92%

Noninterest bearing liabilities:
Noninterest bearing demand	2,053,044			1,838,344
Other liabilities	32,618			34,253
Total noninterest bearing liabilities	2,085,662			1,872,597

Shareholders’ equity	1,002,091			890,498
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,789,564			$6,959,994

Net interest income		$78,210			$69,698
Net interest spread			3.57%			3.81%
Net interest margin			4.15%			4.16%
Cost of funds			0.96%			0.57%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $5.2 million and $4.3 million for the three months ended June 30, 2018 and 2017, respectively.

(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$292,772	$2,255	1.55%	$269,613	$1,093	0.82%
Loans held for sale (1)	25,293	565	4.47%	33,796	670	3.96%
Loans (1) (2)	6,502,207	174,789	5.42%	5,800,742	147,697	5.15%
Investment securities available for sale (2)	628,818	7,650	2.45%	523,566	5,660	2.19%
Federal funds sold	17,258	86	1.00%	6,023	18	0.60%
Total interest earning assets	7,466,348	185,345	5.01%	6,633,740	155,138	4.73%

Total noninterest earning assets	293,488			292,603
Less: allowance for credit losses	65,781			59,746
Total noninterest earning assets	227,707			232,857
TOTAL ASSETS	$7,694,055			$6,866,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$409,066	$1,279	0.63%	$345,986	$575	0.34%
Savings and money market	2,708,480	14,210	1.06%	2,684,900	7,961	0.60%
Time deposits	1,006,356	7,688	1.54%	759,942	3,697	0.98%
Total interest bearing deposits	4,123,902	23,177	1.13%	3,790,828	12,233	0.65%
Customer repurchase agreements	53,158	112	0.42%	69,359	78	0.23%
Other short-term borrowings	234,267	2,108	1.79%	60,808	277	0.91%
Long-term borrowings	217,019	5,958	5.46%	216,624	5,958	5.47%
Total interest bearing liabilities	4,628,346	31,355	1.37%	4,137,619	18,546	0.91%

Noninterest bearing liabilities:
Noninterest bearing demand	2,042,738			1,816,724
Other liabilities	38,535			37,031
Total noninterest bearing liabilities	2,081,273			1,853,755

Shareholders’ equity	984,436			875,223
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,694,055			$6,866,597

Net interest income		$153,990			$136,592
Net interest spread			3.64%			3.82%
Net interest margin			4.16%			4.16%
Cost of funds			0.85%			0.57%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $9.9 million and $8.2 million for the six months ended June 30, 2018 and 2017, respectively.

(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

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

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside loan review consultant, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption “Critical Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table at page 49, which reflects activity in the allowance for credit losses.

During the three months ended June 30, 2018, the allowance for credit losses increased $802 thousand, reflecting $1.7 million in provision for credit losses and $848 thousand in net charge-offs during the period. The provision for credit losses was $1.7 million for the three months ended June 30, 2018 as compared to $1.6 million for the same period in 2017. Net charge-offs of $848 thousand in the second quarter of 2018 represented an annualized 0.05% of average loans, excluding loans held for sale, as compared to $367 thousand, or an annualized 0.02% of average loans, excluding loans held for sale, in the second quarter of 2017.

During the six months ended June 30, 2018, the allowance for credit losses increased $1.9 million, reflecting $3.6 million in provision for credit losses and $1.8 million in net charge-offs during the period. The provision for credit losses was $3.6 million for the six months ended June 30, 2018 as compared to $3.0 million for the same period in 2017. Net charge-offs of $1.8 million in the first six months of 2018 represented an annualized 0.05% of average loans, excluding loans held for sale, as compared to $990 thousand, or an annualized 0.03% of average loans, excluding loans held for sale, for the same period of 2017.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Balance at beginning of period	$64,758	$59,074
Charge-offs:
Commercial	1,261	137
Income producing - commercial real estate	121	1,470
Owner occupied - commercial real estate	132	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	517	—
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	—	66
Total charge-offs	2,031	1,673

Recoveries:
Commercial	26	268
Income producing - commercial real estate	2	50
Owner occupied - commercial real estate	2	2
Real estate mortgage - residential	3	3
Construction - commercial and residential	95	345
Construction - C&I (owner occupied)	—	—
Home equity	127	3
Other consumer	8	12
Total recoveries	263	683
Net charge-offs	1,768	990
Provision for Credit Losses	3,619	2,963
Balance at end of period	$66,609	$61,047

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.03%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial	$12,206	22%	$13,102	21%
Income producing - commercial real estate	27,988	45%	25,376	48%
Owner occupied - commercial real estate	6,003	13%	5,934	12%
Real estate mortgage - residential	757	2%	944	2%
Construction - commercial and residential	17,855	16%	17,805	15%
Construction - C&I (owner occupied)	796	1%	687	1%
Home equity	673	1%	770	1%
Other consumer	331	—	140	—
Total allowance	$66,609	100%	$64,758	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of TDRs, and OREO, totaled $12.3 million at June 30, 2018 representing 0.16% of total assets, as compared to $14.6 million of nonperforming assets, or 0.20% of total assets, at December 31, 2017. The Company had no accruing loans 90 days or more past due at June 30, 2018 or December 31, 2017. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.00% of total loans at June 30, 2018, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower’s request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had thirteen TDR’s at June 30, 2018 totaling approximately $16.3 million. Nine of these loans totaling approximately $15.1 million are performing under their modified terms. There were two performing TDRs totaling $937 thousand that defaulted on their modified terms which were reclassified to nonperforming loans during the six months ended June 30, 2018, as compared to the same period in 2017, which had no defaults on restructured loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were two loans totaling $4.0 million modified in a TDR during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017 which had one loan totaling $4.8 million modified in a TDR.

Total nonperforming loans amounted to $10.9 million at June 30, 2018 (0.16% of total loans) compared to $13.2 million at December 31, 2017 (0.21% of total loans). The decrease in the ratio of nonperforming loans to total loans at June 30, 2018 as compared to December 31, 2017 was due to a decrease in the level of nonperforming loans.

Included in nonperforming assets at June 30, 2018 and December 31, 2017 was $1.4 million of OREO, consisting of one foreclosed property. The Company had two foreclosed properties with a net carrying value of $1.4 million at June 30, 2017. OREO properties are carried at fair value less estimated costs to sell. It is the Company’s policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first six months of 2018 there were no sales of OREO property, as compared to June 30, 2017, with one foreclosed property with a net carrying value of $1.4 million sold for a net loss of $361 thousand.

The following table shows the amounts of nonperforming assets at the dates indicated.

	June 30,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual Loans:
Commercial	$3,059	$3,493
Income producing - commercial real estate	186	832
Owner occupied - commercial real estate	5,071	5,501
Real estate mortgage - residential	1,975	775
Construction - commercial and residential	—	2,052
Construction - C&I (owner occupied)	—	—
Home equity	494	494
Other consumer	91	91
Accrual loans-past due 90 days	—	—
Total nonperforming loans (1)	10,876	13,238
Other real estate owned	1,394	1,394
Total nonperforming assets	$12,270	$14,632

Coverage ratio, allowance for credit losses to total nonperforming loans	612.42%	489.20%
Ratio of nonperforming loans to total loans	0.16%	0.21%
Ratio of nonperforming assets to total assets	0.16%	0.20%

(1)	Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There were two loans totaling $937 thousand that migrated from performing TDRs during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 where there were no loans that migrated from performing TDR.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At June 30, 2018, there were $26.7 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $26.7 million in potential problem loans at June 30, 2018 compared to $18.8 million at December 31, 2017. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company’s loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from BOLI and other income.

Total noninterest income for the three months ended June 30, 2018 decreased to $5.6 million from $7.0 million for the three months ended June 30, 2017, a 21% decrease, due substantially to lower gains on the sale of residential mortgage loans ($1.5 million versus $2.3 million) resulting from lower volume as compared to 2017, and insignificant revenue associated with the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities as compared to $752 thousand during the second quarter of 2017. Residential mortgage loans closed were $126 million for the second quarter of 2018 versus $188 million for the second quarter of 2017.

Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At June 30, 2018, the Company had no funds advanced outstanding under FHA mortgage loan servicing agreements. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Total noninterest income for the six months ended June 30, 2018 decreased to $10.9 million from $13.1 million for the six months ended June 30, 2017, a 17% decrease, due substantially to lower gains on the sale of residential mortgage loans ($2.9 million versus $4.3 million) resulting from lower volume as compared to 2017, and insignificant revenue associated with the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities for the six months ended June 30, 2018 versus $752 thousand for the same period in 2017. Residential mortgage loans closed were $226 million for the six months ended June 30, 2018 versus $338 million for the same period in 2017.

Service charges on deposit accounts increased by $217 thousand, or 14%, from $1.5 million for the three months ended June 30, 2017 to $1.8 million for the same period in 2018. The increase for the three month period was primarily related to increased transaction volume. Service charges on deposit accounts increased by $359 thousand, or 12%, from $3.0 million for the six months ended June 30, 2017 to $3.4 million for the same period in 2018. The increase for the six month period was primarily related to increased transaction volume.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of residential mortgage loans yielded gains of $1.5 million for the three months ended June 30, 2018 compared to $2.3 million in the same period in 2017. Sales of residential mortgage loans yielded gains of $2.9 million for the six months ended June 30, 2018 compared to $4.3 million in the same period in 2017. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended June 30, 2018. The reserve amounted to $56 thousand at June 30, 2018 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $130 thousand for the three months ended June 30, 2018 compared to $179 thousand for the three month period in 2017. Income from this source was $300 thousand for the six months ended June 30, 2018 compared to $237 thousand for the six month period in 2017. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Other income totaled $1.7 million for the three months ended June 30, 2018 as compared to $2.6 million for the same period in 2017, a decrease of 32%. ATM fees increased to $373 thousand for the three months ended June 30, 2018 from $371 thousand for the same period in 2017, an increase of less than 1%. Noninterest fee income totaled $431 thousand for the three months ended June 30, 2018 a decrease of $849 thousand, or 66%, over the total for the same period in 2017 primarily due to $752 thousand of gains on the origination, securitization, servicing, and sale of FHA Multifamily-Backed Ginnie Mae securities in the second quarter of 2017 compared to insignificant revenue for the same period of 2018. EagleBank received approval as a Ginnie Mae Issuer of Ginnie Mae I multifamily mortgage-backed securities during May 2017.

Other income totaled $3.5 million for the six months ended June 30, 2018 as compared to $4.2 million for the same period in 2017, a decrease of 17%. ATM fees decreased slightly to $728 thousand for the six months ended June 30, 2018 from $730 thousand for the same period in 2017, a decrease of less than 1%. Noninterest fee income totaled $873 thousand for the six months ended June 30, 2018 a decrease of $781 thousand, or 47%, over the total for the same period in 2017 primarily due to $752 thousand of gains on the origination, securitization, servicing, and sale of FHA Multifamily-Backed Ginnie Mae securities in the first six months of 2017 compared to insignificant revenue for the same period of 2018. Activity in FHA Multifamily-backed Ginnie Mae securities can vary widely.

Net investment gains were $68 thousand for the six months ended June 30, 2018 compared to $531 thousand for the same period in 2017.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, FDIC insurance, and other expenses.

Total noninterest expenses totaled $32.3 million for the three months ended June 30, 2018, as compared to $30.0 million for the three months ended June 30, 2017, an 8% increase. Total noninterest expenses totaled $63.4 million for the six months ended June 30, 2018, as compared to $59.2 million for the six months ended June 30, 2017, a 7% increase.

Salaries and employee benefits were $17.8 million for the three months ended June 30, 2018, as compared to $16.9 million for the same period in 2017, a 6% increase. Salaries and benefits cost increases for the three month period were due primarily to merit increases and benefit costs. Salaries and employee benefits were $34.7 million for the six months ended June 30, 2018, as compared to $33.5 million for the same period in 2017, a 3% increase. Salaries and benefits cost increases for the six month period were due primarily to merit increases and benefit costs. At June 30, 2018, the Company’s full time equivalent staff numbered 479, as compared to 466 at December 31, 2017, and 483 at June 30, 2017.

Premises and equipment expenses amounted to $3.9 million for the three month periods ended June 30, 2018 and 2017, a 1% decrease, and $7.8 million for the six month periods ended June 30, 2018 and 2017, a 1% increase. For the three months ended June 30, 2018, the Company recognized $123 thousand of sublease revenue as compared to $91 thousand for the same period in 2017. For the six months ended June 30, 2018, the Company recognized $256 thousand of sublease revenue as compared to $222 thousand for the same period in 2017. Sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses increased to $1.3 million for the three months ended June 30, 2018 from $1.2 million for the same period in 2017, a 4% increase. Marketing and advertising expenses increased to $2.2 million for the six months ended June 30, 2018 from $2.1 million for the same period in 2017, a 4% increase. The increase in the three and six month periods was primarily due to costs associated with digital and print advertising and sponsorships.

Data processing expense increased to $2.4 million for the three months ended June 30, 2018 from $2.0 million for the same period in 2017, a 20% increase. Data processing expense increased to $4.7 million for the six months ended June 30, 2018, from $4.0 million for the same period in 2017, a 17% increase. The increase in the three and six month periods was primarily due to the costs of software and infrastructure investments.

Legal, accounting and professional fees increased to $2.2 million for the three months ended June 30, 2018 from $1.3 million in the same period in 2017, a 68% increase. Legal, accounting and professional fees increased to $5.2 million for the six months ended June 30, 2018 from $2.3 million in the same period in 2017, a 124% increase. The increase in expense for the three and six month periods was due to due diligence from independent consultants associated with the internet event late in 2017 and efforts to further mature risk management.

FDIC insurance increased to $951 thousand for the three months ended June 30, 2018 from $590 thousand for the same period in 2017, a 61% increase. FDIC insurance increased to $1.6 million for the six months ended June 30, 2018 from $1.1 million for the same period in 2017, a 43% increase. The increase for the three and six months was primarily due to a higher assessment base resulting from growth in total assets.

Other expenses decreased to $3.8 million for the three months ended June 30, 2018 from $4.1 million for the same period in 2017, a decrease of 7%, primarily due to $141 thousand lower costs associated with problem loans. The major components of cost in this category include broker fees, franchise taxes, core deposit intangible amortization, and insurance expense.

Other expenses decreased to $7.2 million for the six months ended June 30, 2018 from $8.3 million for the same period in 2017, a decrease of 13%, primarily due to a net loss on the sale of OREO in the first quarter of 2017 of $361 thousand, and $231 thousand lower costs associated with problem loans.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, improved to 38.55% for the second quarter of 2018 from 39.10% for the second quarter of 2017. The efficiency ratio improved to 38.47% for the six months ended June 30, 2018 from 39.57% for the same period in 2017. As a percentage of average assets, total noninterest expense (annualized) improved to 1.66% for the three months ended June 30, 2018 as compared to 1.72% for the same period in 2017. As a percentage of average assets, total noninterest expense (annualized) improved to 1.65% for the six months ended June 30, 2018 as compared to 1.73% for the same period in 2017.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) decreased to 25.1% and 25.4% for the three and six months ended June 30, 2018, respectively, as compared to 38.5% and 37.4% for the same periods in 2017. The lower effective tax rate for the three and six months ended June 30, 2018, were due largely to a reduction in the federal corporate tax rate from 35% to 21% pursuant to The Tax Cuts and Jobs Act of 2017.

FINANCIAL CONDITION

Summary

Total assets at June 30, 2018 were $7.88 billion, a 5% increase as compared to $7.48 billion at December 31, 2017. Total loans (excluding loans held for sale) were $6.65 billion at June 30, 2018, a 4% increase as compared to $6.41 billion at December 31, 2017. Loans held for sale amounted to $30.5 million at June 30, 2018 as compared to $25.1 million at December 31, 2017, a 22% increase. The investment portfolio totaled $656.9 million at June 30, 2018, a 12% increase from the $589.3 million balance at December 31, 2017.

Total deposits at June 30, 2018 were $6.27 billion, compared to deposits of $5.85 billion at December 31, 2017, a 7% increase. Total borrowed funds (excluding customer repurchase agreements) were $517.1 million at June 30, 2018 and $541.9 million at December 31, 2017 of which $300.0 million in FHLB advances were outstanding as of June 30, 2018. FHLB advances outstanding totaling $100.0 million as of June 30, 2018 were paid off during July 2018 and the remaining $200.0 million will mature in June 2019. We continue to work on expanding the breadth and depth of our existing deposit relationships while we continue to pursue new relationships.

Total shareholders’ equity at June 30, 2018 increased 8% from $950.4 million at December 31, 2017. The increase in shareholders’ equity at June 30, 2018 compared to the year end 2017 was primarily the result of retained earnings. The ratio of common equity to total assets was 12.98% at June 30, 2018, as compared to 12.71% at December 31, 2017. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 15.77% at June 30, 2018, as compared to 15.02% at December 31, 2017. In addition, the tangible common equity ratio was 11.79% at June 30, 2018, compared to 11.44% at December 31, 2017.

Under the capital rules applicable to the Company and Bank, in order to be considered well-capitalized, the Bank must have a common equity Tier 1 risk based capital (“CET1”) ratio of 6.5%, a Tier 1 risk-based ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. The Company and the Bank meet all these new requirements, and satisfies the requirement to maintain the fully phased in capital conservation buffer of 2.5 % of common equity tier 1 capital for capital adequacy purposes. Beginning in 2016, failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Loans, net of amortized deferred fees and costs, at June 30, 2018 and December 31, 2017 by major category are summarized below.

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,467,089	22%	$1,375,939	21%
Income producing - commercial real estate	3,000,386	45%	3,047,094	48%
Owner occupied - commercial real estate	852,697	13%	755,444	12%
Real estate mortgage - residential	103,415	2%	104,357	2%
Construction - commercial and residential	1,087,287	16%	973,141	15%
Construction - C&I (owner occupied)	48,480	1%	58,691	1%
Home equity	89,539	1%	93,264	1%
Other consumer	2,811	—	3,598	—
Total loans	6,651,704	100%	6,411,528	100%
Less: allowance for credit losses	(66,609)		(64,758)
Net loans	$6,585,095		$6,346,770

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

Loans outstanding reached $6.65 billion at June 30, 2018, an increase of $240.2 million, or 4%, as compared to $6.41 billion at December 31, 2017. Loan growth during the six months ended June 30, 2018 was predominantly in the commercial loans and construction – commercial and residential categories. Despite an increased level of in-market competition for business, the Bank continued to experience organic loan growth across the portfolio. Notwithstanding increased supply of units, multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects. Suburban office leasing has softened, but we continue to find that, as with many aspects of the real estate market, the actual success of any particular building is largely dependent on specific locational attributes. Overall, commercial real estate values have generally held up well with price escalation in prime pockets, but we continue to be cautious of the cap rates at which some assets are trading and we are being careful with valuations as a result. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, savings accounts and certificates of deposit. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and Promontory Interfinancial Network, LLC (“Promontory”).

For the six months ended June 30, 2018, noninterest bearing deposits increased $40.0 million as compared to December 31, 2017, while interest bearing deposits increased by $374.8 million during the same period. Average total deposits for the first six months of 2018 were $6.17 billion, as compared to $5.61 billion for the same period in 2017, a 10% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. The Bank also is able to obtain one-way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At June 30, 2018, total deposits included $1.01 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 16% of total deposits. At December 31, 2017, total brokered deposits (excluding the CDARS and ICS two-way) were $865.5 million, or 15% of total deposits. The CDARS and ICS two-way component represented $500.4 million, or 8% of total deposits and $574.4 million or 10% of total deposits at June 30, 2018 and December 31, 2017, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At June 30, 2018 the Company had $2.02 billion in noninterest bearing demand deposits, representing 32% of total deposits, compared to $1.98 billion of noninterest bearing demand deposits at December 31, 2017, or 34% of total deposits. Average noninterest bearing deposits were 33% of total deposits for the first six months of 2018 and 32% for the first six months of 2017. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve prior to July 2011. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank does offer business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $29.1 million at June 30, 2018 compared to $76.6 million at December 31, 2017. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At June 30, 2018 the Company had $1.15 billion in time deposits. Time deposits increased by $73.7 million from period end March 30, 2018 to June 30, 2018. Time deposits grew by $235.3 million on average in the second quarter as compared to the first quarter average. A targeted effort to raise more time deposits in the second quarter resulted in this growth. Time deposits serve as an important part of the Company’s funding mix and became more of a focus in the second quarter of 2018.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at June 30, 2018 and December 31, 2017. The Bank had $300.0 million and $325.0 million in short-term borrowings outstanding under its credit facility from the FHLB at June 30, 2018 and December 31, 2017, respectively. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

Long-term borrowings outstanding at June 30, 2018 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the subordinated notes, please refer to Note 8 to the Consolidated Financial Statements included in this report.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. Additionally, the Bank can purchase up to $147.5 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at June 30, 2018, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.18 billion, against which there was $219.0 million outstanding at June 30, 2018. The Bank also has a commitment from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $326.0 million at June 30, 2018. At June 30, 2018 the Bank was also eligible to make advances from the FHLB up to $1.4 billion based on collateral at the FHLB, of which there was $300.0 million outstanding at June 30, 2018. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $593.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At June 30, 2018, under the Bank’s liquidity formula, it had $3.93 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at June 30, 2018 are as follows:

(dollars in thousands)
Unfunded loan commitments	$2,249,528
Unfunded lines of credit	87,390
Letters of credit	74,180
Total	$2,411,098

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment, as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2018, unfunded loan commitments included $57.1 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

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

During the three months ended June 30, 2018, as compared to the same period in 2017, the Company was able to increase its net interest income, by 12%, produce a net interest margin of 4.15%, which was 1 basis point lower than the 4.16% for the same period in 2017, and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended June 30, 2018, the average investment portfolio balances increased as compared to balances at June 30, 2017. The cash received from deposit growth along with cash flows off of the investment portfolio were deployed into loans and the purchase of additional investments.

The percentage mix of municipal securities was 8% of total investments at June 30, 2018 and 9% at June 30, 2017, the portion of the portfolio invested in mortgage backed securities increased to 69% at June 30, 2018 from 60% at June 30, 2017. The portion of the portfolio invested in U.S. agency investments was 23% at June 30, 2018 and 21% at June 30, 2017. Shorter duration floating rate corporate bonds were 1% and 2% of total investments at June 30, 2018 and June 30, 2017, respectively, and SBA bonds, which are included in mortgage backed securities, were 10% and 8% of total investments at June 30, 2018 and June 30, 2017, respectively. Even as the bond portfolio rolled forward, the purchase of longer duration instruments combined with slower prepayment of mortgage backed security principal, led to the duration of the investment portfolio increasing to only 3.8 years at June 30, 2018 from 3.4 years at June 30, 2017, as the Bank was able to earn higher yields in the bond market.

The re-pricing duration of the loan portfolio was 16 months at June 30, 2018 versus 21 months at June 30, 2017, with fixed rate loans amounting to 34% and 32% of total loans at June 30, 2018 and June 30, 2017, respectively. Variable and adjustable rate loans comprised 66% and 68% of total loans at June 30, 2018 and June 30, 2017, respectively. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio decreased to 24 months at June 30, 2018 from 26 months at June 30, 2017. The change since June 30, 2017 was due substantially to a change in the mix and duration of money market deposits as market interest rates increased. Additionally, a higher mix of fixed rate time deposits was obtained in the quarter ended June 30, 2018.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, with variable and adjustable rate loans comprising 66% of total loans (at June 30, 2018), has resulted in a loan portfolio yield of 5.53% for the three months ended June 30, 2018 as compared to 5.14% for the same period in 2017. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized loss before income tax on the investment portfolio was $14.7 million at June 30, 2018 as compared to a net unrealized loss before tax of $5.1 million at December 31, 2017. The increase in the net unrealized loss on the investment portfolio at June 30, 2018 as compared to December 31, 2017 was due primarily to the higher interest rates at June 30, 2018. At June 30, 2018, the net unrealized loss position represented -2.2% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from June 30, 2018. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at June 30, 2018, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at June 30, 2018 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at June 30, 2018 is 3.8 years, the loan portfolio 1.3 years, the interest bearing deposit portfolio 2.0 years, and the borrowed funds portfolio 1.9 years.

The following table reflects the result of simulation analysis on the June 30, 2018 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity

+400	+25.5%	+43.9%	+8.8%
+300	+19.2%	+33.0%	+6.8%
+200	+12.8%	+22.1%	+4.9%
+100	+6.5%	+11.1%	+2.8%
0	—	—	—
-100	-4.8%	-8.3%	-3.8%
-200	-7.5%	-12.9%	-7.5%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at June 30, 2018 are not considered to be excessive. The positive impact of +6.5% in net interest income and +11.1% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing counteracted by a lower level of expected residential mortgage activity.

In the second quarter of 2018, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of asset liquidity at June 30, 2018 as compared to December 31, 2017, the interest rate risk position at June 30, 2018 was similar to the interest rate risk position at December 31, 2017. As compared to December 31, 2017, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale increased by $81.3 million at June 30, 2018.

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

During the second quarter of 2018, average market interest rates increased across the yield curve. Overall, there was a flattening of the yield curve as compared to the second quarter of 2017 with rate increases being generally more significant at the front end of the yield curve.

As compared to the second quarter of 2017, the average two-year U.S. Treasury rate increased by 118 basis points from 1.30% to 2.48%, the average five year U.S. Treasury rate increased by 96 basis points from 1.81% to 2.77% and the average ten year U.S. Treasury rate increased by 66 basis points from 2.26% to 2.92%. The Company’s net interest margin for the second quarter of 2018 was 4.15% compared to 4.16% for the second quarter of 2017. The slight decline was due in large part to the increase in the cost of interest bearing liabilities, substantially due to a decision to raise additional time deposits. The Company believes that the change in the net interest margin in the most recent quarter as compared to 2017’s second quarter has been consistent with its risk analysis at December 31, 2017.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 93% and 91% of the Company’s revenue for the second quarter of 2018 and 2017, respectively.

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

At June 30, 2018, the Company had a positive GAP position of approximately $1.06 billion or 13% of total assets out to three months and a positive cumulative GAP position of $538 million or 7% of total assets out to 12 months; as compared to a positive GAP position of approximately $511 million or 7% of total assets out to three months and a positive cumulative GAP position of $442 million or 6% of total assets out to 12 months at December 31, 2017. The change in the positive GAP position at June 30, 2018 as compared to December 31, 2017, was due to extending FHLB borrowings from overnight and 3 month borrowings to a 1 year term borrowing and a time deposit campaign during the second quarter which raised funds at terms approximating 16 months, which served to lower the measured repricing GAP in the 4-12 month period as compared with that measure at year end 2017. The change in the GAP position at June 30, 2018 as compared to December 31, 2017 is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

If interest rates increase by 100 basis points, the Company’s net interest income and net interest margin are expected to increase modestly due to the impact of significant volumes of variable rate assets together with the assumption of an increase in money market interest rates by 70% of the change in market interest rates.

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

GAP Analysis
June 30, 2018
(dollars in thousands)
Repricible in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$82,686	$83,960	$179,714	$147,253	$199,204	$692,817
Loans (1)(2)	3,938,460	448,877	1,101,355	712,939	480,566	6,682,197
Fed funds and other short-term investments	258,918	—	—	—	—	258,918
Other earning assets	62,647	—	—	—	—	62,647
Total	$4,342,711	$532,837	$1,281,069	$860,192	$679,770	$7,696,579	$183,438	$7,880,017

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$91,841	$251,256	$521,491	$359,597	$798,731	$2,022,916
Interest bearing transaction	435,484	—	—	—	—	435,484
Savings and money market	2,658,768	—	—	—	—	2,658,768
Time deposits	221,309	599,657	302,151	28,473	—	1,151,590
Customer repurchase agreements and fed funds purchased	29,135	—	—	—	—	29,135
Other borrowings	100,000	200,000	—	147,864	69,236	517,100
Total	$3,536,537	$1,050,913	$823,642	$535,934	$867,967	$6,814,993	$41,887	$6,856,880
GAP	$806,174	$(518,076)	$457,427	$324,258	$(188,197)	$881,586
Cumulative GAP	$806,174	$288,098	$745,525	$1,069,783	$881,586

Cumulative gap as percent of total assets	10.23%	3.66%	9.46%	13.58%	11.19%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$150,000	$—	$(75,000)	$(75,000)	$—	$—
Interest Rate Swaps - Fed Funds based	100,000	—	(100,000)	—	—	—
Total	$250,000	$—	$(175,000)	$(75,000)	$—	$—	$—	$—
GAP	$1,056,174	$(518,076)	$282,427	$249,258	$(188,197)	$881,586
Cumulative GAP	$1,056,174	$538,098	$820,525	$1,069,783	$881,586	$—
Cumulative gap as percent of total assets	13.40%	6.83%	10.41%	13.58%	11.19%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At June 30, 2018 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 334% of total risk based capital. Construction, land and land development loans represent 117% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal policy limits for regulatory capital ratios that are in excess of well capitalized ratios.

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

The Board of Governors of the Federal Reserve Board and the FDIC have adopted rules (the “Basel III Rules”) implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the Basel III rules, when fully phased in on January 1, 2019, the Company and Bank will be required to maintain, inclusive of the fully phased in capital conservation buffer of 2.5% a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5% a minimum total capital to risk-weighted assets ratio of 10.5% and requires a minimum leverage ratio of 4.0%.

The actual capital amounts and ratios for the Company and Bank as of June 30, 2018 and December 31, 2017 are presented in the table below.

	Company		Bank		Minimum	To Be Well Capitalized
	Actual		Actual		Required For	Under Prompt
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Capital Adequacy Purposes	Corrective Action Regulations *
As of June 30, 2018
CET1 capital (to risk weighted aseets)	$920,994	11.89%	$1,058,126	13.67%	6.375%	6.5%
Total capital (to risk weighted assets)	1,207,659	15.59%	1,124,480	14.53%	9.875%	10.0%
Tier 1 capital (to risk weighted assets)	920,994	11.89%	1,058,126	13.67%	7.875%	8.0%
Tier 1 capital (to average assets)	920,994	11.97%	1,058,126	13.76%	5.000%	5.0%

As of December 31, 2017
CET1 capital (to risk weighted aseets)	$845,123	11.23%	$969,250	12.91%	5.750%	6.5%
Total capital (to risk weighted assets)	1,129,954	15.02%	1,033,554	13.76%	9.250%	10.0%
Tier 1 capital (to risk weighted assets)	845,123	11.23%	969,250	12.91%	7.250%	8.0%
Tier 1 capital (to average assets)	845,123	11.45%	969,250	13.15%	5.000%	5.0%

*Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At June 30, 2018 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Use of Non-GAAP Financial Measures

The Company considers the following non-GAAP measurements useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions. The tables below provide a reconciliation of these non-GAAP financial measures with financial measures defined by GAAP.

Tangible common equity to tangible assets (the “tangible common equity ratio”) and tangible book value per common share are non-GAAP financial measures derived from GAAP-based amounts. The Company calculates the tangible common equity ratio by excluding the balance of intangible assets from common shareholders’ equity and dividing by tangible assets. The Company calculates tangible book value per common share by dividing tangible common equity by common shares outstanding, as compared to book value per common share, which the Company calculates by dividing common shareholders’ equity by common shares outstanding. The Company calculates return on average tangible common equity by dividing annualized year to date net income by tangible common equity. The Company considers this information important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk based ratios.

GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	Three Months Ended	Six Months Ended	Twelve Months Ended	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018	December 31, 2017	June 30, 2017	June 30, 2017
Common shareholders’ equity		$1,023,137	$950,438		$902,675
Less: Intangible assets		(106,820)	(107,212)		(107,061)
Tangible common equity		$916,317	$843,226		$795,614

Book value per common share		$29.82	$27.80		$26.42
Less: Intangible book value per common share		(3.11)	(3.13)		(3.14)
Tangible book value per common share		$26.71	$24.67		$23.28

Total assets		$7,880,017	$7,479,029		$7,244,527
Less: Intangible assets		(106,820)	(107,212)		(107,061)
Tangible assets		$7,773,197	$7,371,817		$7,137,466
Tangible common equity ratio		11.79%	11.44%		11.15%

Average common shareholders’ equity	$1,002,091	$984,436	$906,174	$890,501	$875,225
Less: Average intangible assets	(106,955)	(107,112)	(107,117)	(107,050)	(107,153)
Average tangible common equity	$895,136	$877,324	$799,057	$783,450	$768,072

Net Income	$37,295	$73,011	$100,232	$27,772	$54,789
Average tangible common equity	$895,136	$877,324	$799,057	$783,450	$768,072
Annualized Return on Average Tangible Common Equity	16.71%	16.78%	12.54%	14.22%	14.38%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company maintained effective disclosure controls and procedures as of June 30, 2018.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company and its subsidiaries are participants in various legal proceedings incidental to their business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

Item 1A – Risk Factors

There have been no material changes as of June 30, 2018 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
10.1	2016 Stock Option Plan (6)
10.2	2006 Stock Plan (7)
10.3	Employment Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (8)
10.4	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Antonio F. Marquez (9)
10.5	Amended and Restated Employment Agreement dated as of January 31, 2017, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul (10)
10.6	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Susan G. Riel (11)
10.7	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Janice L. Williams (12)

10.8	Non-Compete Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (13)
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (14)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul (15)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (16)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (17)
10.13	Form of Supplemental Executive Retirement Plan Agreement (18)
10.14	Amended and Restated Employment Agreement dated as of January 31, 2017 between EagleBank and Lindsey S. Rheaume (19)
10.15	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (20)
10.16	Virginia Heritage Bank 2006 Stock Option Plan (21)
10.17	Virginia Heritage Bank 2010 Long-Term Incentive Plan (22)

10.18	First Amendment to Amended and Restated Employment Agreement of Ronald D. Paul (23)
10.19	First Amendment to Employment Agreement of Charles D. Levingston (24)
10.20	First Amendment to Amended and Restated Employment Agreement of Antonio F. Marquez (25)
10.21	First Amendment to Amended and Restated Employment Agreement of Susan G. Riel (26)
10.22	First Amendment to Amended and Restated Employment Agreement of Janice L. Williams (27)
10.23	First Amendment to Amended and Restated Employment Agreement of Lindsey S. Rheaume (28)
10.24	2018 Senior executive Incentive Plan (29)
10.25	2018 Long Term Incentive Plan (30)
11	Statement Regarding Computation of Per Share Income
See Note 9 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of Charles D. Levingston
32.1	Certification of Ronald D. Paul
32.2	Certification of Charles D. Levingston
101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i)	Consolidated Balance Sheets at June 30, 2018, December 31, 2017
(ii)	Consolidated Statement of Operations for the three and six months ended June 30, 2018 and 2017
(iii)	Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 and 2017
(iv)	Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and 2017
(v)	Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017
(vi)	Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by Reference to Exhibit 4.2 to the Company’s Current report on Form 8-K filed on July 22, 2016.
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-211857) filed on June 6, 2016.
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017.

(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(11)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(12)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017.
(14)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(15)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(17)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.

(18)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(19)	Incorporated by reference to Exhibit 10.7 to the Company’s current Report on Form 8-K filed on February 6, 2017.
(20)	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(21)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(22)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(25)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(26)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(27)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(28)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(29)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2018.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 9, 2018	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: August 9, 2018	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company