Form 10-Q
period 2018-09-30
EAGLE BANCORP INC
filed 2018-11-09
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company”) in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

As of October 31, 2018, the registrant had 34,348,624 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

Assets	September 30, 2018	December 31, 2017
Cash and due from banks	$4,459	$7,445
Federal funds sold	17,284	15,767
Interest bearing deposits with banks and other short-term investments	162,734	167,261
Investment securities available-for-sale, at fair value	722,674	589,268
Federal Reserve and Federal Home Loan Bank stock	37,257	36,324
Loans held for sale	18,728	25,096
Loans	6,844,672	6,411,528
Less allowance for credit losses	(68,189)	(64,758)
Loans, net	6,776,483	6,346,770
Premises and equipment, net	17,457	20,991
Deferred income taxes	35,196	28,770
Bank owned life insurance	73,007	60,947
Intangible assets, net	106,481	107,212
Other real estate owned	1,394	1,394
Other assets	84,701	71,784
Total Assets	$8,057,855	$7,479,029

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$2,057,886	$1,982,912
Interest bearing transaction	459,455	420,417
Savings and money market	2,573,258	2,621,146
Time, $100,000 or more	758,152	515,682
Other time	523,554	313,827
Total deposits	6,372,305	5,853,984
Customer repurchase agreements	36,446	76,561
Other short-term borrowings	325,000	325,000
Long-term borrowings	217,198	216,905
Other liabilities	45,255	56,141
Total Liabilities	6,996,204	6,528,591

Shareholders’ Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 34,308,473 and 34,185,163, respectively	341	340
Additional paid in capital	526,423	520,304
Retained earnings	544,177	431,544
Accumulated other comprehensive loss	(9,290)	(1,750)
Total Shareholders’ Equity	1,061,651	950,438
Total Liabilities and Shareholders’ Equity	$8,057,855	$7,479,029

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income
Interest and fees on loans	$95,570	$78,176	$270,924	$226,543
Interest and dividends on investment securities	4,875	3,194	12,525	8,854
Interest on balances with other banks and short-term investments	1,897	991	4,152	2,084
Interest on federal funds sold	18	9	104	27
Total interest income	102,360	82,370	287,705	237,508
Interest Expense
Interest on deposits	16,719	7,233	39,896	19,466
Interest on customer repurchase agreements	54	58	166	136
Interest on short-term borrowings	1,317	164	3,425	441
Interest on long-term borrowings	2,979	2,979	8,937	8,937
Total interest expense	21,069	10,434	52,424	28,980
Net Interest Income	81,291	71,936	235,281	208,528
Provision for Credit Losses	2,441	1,921	6,060	4,884
Net Interest Income After Provision For Credit Losses	78,850	70,015	229,221	203,644

Noninterest Income
Service charges on deposits	1,814	1,626	5,188	4,641
Gain on sale of loans	1,434	2,173	4,632	6,740
Gain on sale of investment securities	—	11	68	542
Increase in the cash surrender value of bank owned life insurance	373	369	1,073	1,108
Other income	2,019	2,605	5,536	6,846
Total noninterest income	5,640	6,784	16,497	19,877
Noninterest Expense
Salaries and employee benefits	17,157	16,905	51,827	50,451
Premises and equipment expenses	3,889	3,846	11,691	11,613
Marketing and advertising	1,191	732	3,419	2,873
Data processing	2,423	2,019	7,144	6,057
Legal, accounting and professional fees	2,130	1,240	7,282	3,539
FDIC insurance	933	929	2,559	2,063
Other expenses	3,891	3,845	11,102	12,153
Total noninterest expense	31,614	29,516	95,024	88,749
Income Before Income Tax Expense	52,876	47,283	150,694	134,772
Income Tax Expense	13,928	17,409	38,735	50,109
Net Income	$38,948	$29,874	$111,959	$84,663

Earnings Per Common Share
Basic	$1.14	$0.87	$3.26	$2.48
Diluted	$1.13	$0.87	$3.25	$2.47

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Income	$38,948	$29,874	$111,959	$84,663

Other comprehensive income, net of tax:
Unrealized (loss) gain on securities available for sale	(3,148)	15	(10,206)	1,243
Reclassification adjustment for net gains included in net income	—	(7)	(51)	(340)
Total unrealized (loss) gain on investment securities	(3,148)	8	(10,257)	903
Unrealized gain on derivatives	625	347	3,547	1,350
Reclassification adjustment for amounts included in net income	(158)	(183)	(156)	(821)
Total unrealized gain on derivatives	467	164	3,391	529
Other comprehensive (loss) income	(2,681)	172	(6,866)	1,432
Comprehensive Income	$36,267	$30,046	$105,093	$86,095

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common		Paid in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance January 1, 2018	34,185,163	$340	$520,304	$431,544	$(1,750)	$950,438

Net Income	—	—	—	111,959	—	111,959
Other comprehensive loss, net of tax	—	—	—	—	(6,866)	(6,866)
Stock-based compensation expense	—	—	5,174	—	—	5,174
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	32,230	—	338	—	—	338
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(13,681)	1	(1)	—	—	—
Time based stock awards granted	94,344	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	10,417	—	608	—	—	608
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI (ASU 2018-02)	—	—	—	674	(674)	—
Balance September 30, 2018	34,308,473	$341	$526,423	$544,177	$(9,290)	$1,061,651

Balance January 1, 2017	34,023,850	$338	$513,531	$331,311	$(2,381)	$842,799

Net Income	—	—	—	84,663	—	84,663
Other comprehensive income, net of tax	—	—	—	—	1,432	1,432
Stock-based compensation expense	—	—	4,198	1	—	4,199
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	60,925	1	258	—	—	259
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(16,962)	1	(2)	—	—	(1)
Time based stock awards granted	91,097	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	11,510	—	631	—	—	631
Vesting of performance based stock awards, net of shares withheld for payroll taxes	3,589	—	—	—	—	—
Balance September 30, 2017	34,174,009	$340	$518,616	$415,975	$(949)	$933,982

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net Income	$111,959	$84,663
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,060	4,884
Depreciation and amortization	5,292	5,161
Gains on sale of loans	(4,632)	(6,740)
Securities premium amortization (discount accretion), net	3,297	2,799
Origination of loans held for sale	(325,109)	(481,917)
Proceeds from sale of loans held for sale	336,109	514,306
Net increase in cash surrender value of BOLI	(1,073)	(1,108)
(Increase) decrease in deferred income tax benefit	(6,426)	1,293
Net loss on sale of other real estate owned	—	301
Net gain on sale of investment securities	(68)	(542)
Stock-based compensation expense	5,174	4,199
Net tax benefits from stock compensation	108	460
Increase in other assets	(11,894)	(23,059)
(Decrease) increase in other liabilities	(10,886)	9,553
Net cash provided by operating activities	107,911	114,253
Cash Flows From Investing Activities:
Purchases of available for sale investment securities	(246,501)	(144,554)
Proceeds from maturities of available for sale securities	68,901	55,732
Proceeds from sale/call of available for sale securities	31,974	70,079
Purchases of Federal Reserve and Federal Home Loan Bank stock	(47,811)	(27,665)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	46,878	18,285
Net increase in loans	(435,773)	(408,447)
Purchases of BOLI	(10,000)	—
Proceeds from sale of other real estate owned	—	2,144
Bank premises and equipment acquired	(727)	(2,459)
Net cash used in investing activities	(593,059)	(436,885)
Cash Flows From Financing Activities:
Increase in deposits	518,321	197,838
(Decrease) increase in customer repurchase agreements	(40,115)	4,693
Increase in short-term borrowings	—	200,000
Proceeds from exercise of equity compensation plans	338	257
Proceeds from employee stock purchase plan	608	631
Net cash provided by financing activities	479,152	403,419
Net (Decrease) Increase In Cash and Cash Equivalents	(5,996)	80,787
Cash and Cash Equivalents at Beginning of Period	190,473	368,163
Cash and Cash Equivalents at End of Period	$184,477	$448,950
Supplemental Cash Flows Information:
Interest paid	$53,405	$31,257
Income taxes paid	$39,900	$52,800
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$—	$1,145

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

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals based on fee schedules. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not have contract balances material to our financial statements. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)- Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows a reclassification from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings for the tax effects caused by the revaluation of deferred taxes resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act of 2017. The ASU is effective in years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. We elected to early adopt the ASU as of January 1, 2018. The adoption of the guidance resulted in a $674 thousand cumulative-effect adjustment, done on a portfolio basis, to reclassify the income tax effects resulting from tax reform from AOCI to retained earnings. The adjustment increased retained earnings and decreased AOCI in the first quarter of 2018.

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

ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance for determining the allowance for credit losses delays recognition of expected future credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for the Company beginning on January 1, 2020; early adoption is permitted for us beginning on January 1, 2019. Entities will apply any changes resulting from the application of the new standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We have substantially concluded our data gap analysis and have contracted with a third party to develop a model to comply with CECL requirements. We have established a steering committee with representation from various departments across the enterprise. The committee has agreed to a project plan and has regular meetings to ensure adherence to our implementation timeline. The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

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

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

September 30, 2018 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. agency securities	$236,853	$—	$6,528	$230,325
Residential mortgage backed securities	448,335	140	12,126	436,349
Municipal bonds	48,203	391	858	47,736
Corporate bonds	8,004	61	19	8,046
Other equity investments	218	—	—	218
	$741,613	$592	$19,531	$722,674

December 31, 2017 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. agency securities	$198,115	$283	$2,414	$195,984
Residential mortgage backed securities	322,067	187	4,418	317,836
Municipal bonds	60,976	1,295	214	62,057
Corporate bonds	13,010	163	—	13,173
Other equity investments	218	—	—	218
	$594,386	$1,928	$7,046	$589,268

In addition, at September 30, 2018 and December 31, 2017 the Company held $37.3 million and $36.3 million, respectively, in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

		Less than 12 Months		12 Months or Greater		Total
September 30, 2018 (dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. agency securities	61	$111,702	$1,909	$115,678	$4,619	$227,380	$6,528
Residential mortgage backed securities	184	237,720	3,938	190,668	8,188	428,388	12,126
Municipal bonds	16	16,388	352	10,440	506	26,828	858
Corporate bonds	2	2,981	19	—	—	2,981	19
	263	$368,791	$6,218	$316,786	$13,313	$685,577	$19,531

		Less than 12 Months		12 Months or Greater		Total
December 31, 2017 (dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. agency securities	38	$102,264	$1,073	$55,093	$1,341	$157,357	$2,414
Residential mortgage backed securities	137	152,350	1,306	147,953	3,112	300,303	4,418
Municipal bonds	8	17,446	214	—	—	17,446	214
	183	$272,060	$2,593	$203,046	$4,453	$475,106	$7,046

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.9 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2018 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investments available-for-sale at September 30, 2018 and December 31, 2017 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. agency securities maturing:
One year or less	$119,017	$114,692	$109,893	$108,198
After one year through five years	104,464	102,953	74,106	73,916
Five years through ten years	13,372	12,680	14,116	13,870
Residential mortgage backed securities	448,335	436,349	322,067	317,836
Municipal bonds maturing:
One year or less	9,882	9,969	5,068	5,171
After one year through five years	15,579	15,541	19,405	19,879
Five years through ten years	21,675	21,094	35,432	35,846
After ten years	1,067	1,132	1,071	1,161
Corporate bonds maturing:
After one year through five years	6,504	6,546	11,510	11,673
After ten years	1,500	1,500	1,500	1,500
Other equity investments	218	218	218	218
	$741,613	$722,674	$594,386	$589,268

For the nine months ended September 30, 2018, gross realized gains on sales of investments securities were $93 thousand and gross realized losses on sales of investment securities were $25 thousand.  For the nine months ended September 30, 2017, gross realized gains on sales of investments securities were $795 thousand and gross realized losses on sales of investment securities were $254 thousand.

Proceeds from sales and calls of investment securities for the nine months ended September 30, 2018 were $32.0 million compared to $70.1 million for the same period in 2017.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2018 and December 31, 2017 was $486.9 million and $465.4 million, respectively, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

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

At September 30, 2018 the Bank had mortgage banking derivative financial instruments with a notional value of $39.9 million related to its forward contracts as compared to $37.1 million at December 31, 2017. The fair value of these mortgage banking derivative instruments at September 30, 2018 was $80 thousand included in other assets and $28 thousand included in other liabilities as compared to $43 thousand included in other assets and $10 thousand included in other liabilities at December 31, 2017.

Included in other noninterest income for the three and nine months ended September 30, 2018 was a net gain of $10 thousand and a net loss of $42 thousand, respectively, relating to mortgage banking derivative instruments as compared to a net gain of $71 thousand and a net gain of $335 thousand, respectively, as of September 30, 2017. The amount included in other noninterest income for the three and nine months ended September 30, 2018 pertaining to its mortgage banking hedging activities was a net realized gain of $56 thousand and no net realized gain, respectively, as compared to a net realized loss of $14 thousand and a net realized loss of $912 thousand, respectively, as of September 30, 2017.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at September 30, 2018 and December 31, 2017 are summarized by type as follows:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,493,577	22%	$1,375,939	21%
Income producing - commercial real estate	3,189,910	46%	3,047,094	48%
Owner occupied - commercial real estate	863,162	13%	755,444	12%
Real estate mortgage - residential	104,864	2%	104,357	2%
Construction - commercial and residential	1,047,591	15%	973,141	15%
Construction - C&I (owner occupied)	56,572	1%	58,691	1%
Home equity	86,525	1%	93,264	1%
Other consumer	2,471	—	3,598	—
Total loans	6,844,672	100%	6,411,528	100%
Less: allowance for credit losses	(68,189)		(64,758)
Net loans	$6,776,483		$6,346,770

Unamortized net deferred fees amounted to $24.5 million and $23.9 million at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and December 31, 2017, the Bank serviced $207.3 million and $195.3 million, respectively, of multifamily FHA loans, SBA loans and other loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At September 30, 2018, owner occupied - commercial real estate and construction - C&I (owner occupied) represent approximately 14% of the loan portfolio. At September 30, 2018, non-owner occupied commercial real estate and real estate construction represented approximately 61% of the loan portfolio. The combined owner occupied and commercial real estate loans represent approximately 75% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 84% of all loans being secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 22% of the loan portfolio at September 30, 2018 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 2% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 1% of the loan portfolio at September 30, 2018 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.46 billion at September 30, 2018. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 77% of the outstanding ADC loan portfolio at September 30, 2018. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage Residential	Construction - Commercial and Residential	Home Equity	Other Consumer	Total
Three Months Ended September 30, 2018
Allowance for credit losses:
Balance at beginning of period	$12,206	$27,988	$6,003	$757	$18,651	$673	$331	$66,609
Loans charged-off	(1,174)	—	—	—	(643)	—	(15)	(1,832)
Recoveries of loans previously charged-off	60	—	—	1	899	6	5	971
Net loans (charged-off) recoveries	(1,114)	—	—	1	256	6	(10)	(861)
Provision for credit losses	4,557	(601)	(72)	(9)	(1,368)	(48)	(18)	2,441
Ending balance	$15,649	$27,387	$5,931	$749	$17,539	$631	$303	$68,189

Nine Months Ended September 30, 2018
Allowance for credit losses:
Balance at beginning of period	$13,102	$25,376	$5,934	$944	$18,492	$770	$140	$64,758
Loans charged-off	(2,435)	(121)	(132)	—	(1,160)	—	(15)	(3,863)
Recoveries of loans previously charged-off	86	2	2	4	994	133	13	1,234
Net loans (charged-off) recoveries	(2,349)	(119)	(130)	4	(166)	133	(2)	(2,629)
Provision for credit losses	4,896	2,130	127	(199)	(787)	(272)	165	6,060
Ending balance	$15,649	$27,387	$5,931	$749	$17,539	$631	$303	$68,189

As of September 30, 2018
Allowance for credit losses:
Individually evaluated for impairment	$6,271	$3,043	$500	$—	$—	$—	$56	$9,870
Collectively evaluated for impairment	9,378	24,344	5,431	749	17,539	631	247	58,319
Ending balance	$15,649	$27,387	$5,931	$749	$17,539	$631	$303	$68,189

Three Months Ended September 30, 2017
Allowance for credit losses:
Balance at beginning of period	$14,225	$23,308	$4,189	$1,081	$16,727	$1,216	$301	$61,047
Loans charged-off	(522)	—	—	—	(39)	—	(32)	(593)
Recoveries of loans previously charged-off	407	30	—	2	146	1	6	592
Net loans (charged-off) recoveries	(115)	30	—	2	107	1	(26)	(1)
Provision for credit losses	(2,266)	(963)	1,273	(126)	4,052	(120)	71	1,921
Ending balance	$11,844	$22,375	$5,462	$957	$20,886	$1,097	$346	$62,967

Nine Months Ended September 30, 2017
Allowance for credit losses:
Balance at beginning of period	$14,700	$21,105	$4,010	$1,284	$16,487	$1,328	$160	$59,074
Loans charged-off	(659)	(1,470)	—	—	(39)	—	(98)	(2,266)
Recoveries of loans previously charged-off	675	80	2	5	491	4	18	1,275
Net loans (charged-off) recoveries	16	(1,390)	2	5	452	4	(80)	(991)
Provision for credit losses	(2,872)	2,660	1,450	(332)	3,947	(235)	266	4,884
Ending balance	$11,844	$22,375	$5,462	$957	$20,886	$1,097	$346	$62,967

As of September 30, 2017
Allowance for credit losses:
Individually evaluated for impairment	$3,246	$1,378	$1,005	$—	$2,900	$90	$81	$8,700
Collectively evaluated for impairment	8,598	20,997	4,457	957	17,986	1,007	265	54,267
Ending balance	$11,844	$22,375	$5,462	$957	$20,886	$1,097	$346	$62,967

The Company’s recorded investments in loans as of September 30, 2018 and December 31, 2017 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage Residential	Construction - Commercial and Residential	Home Equity	Other Consumer	Total

September 30, 2018
Recorded investment in loans:
Individually evaluated for impairment	$27,370	$9,404	$5,312	$1,236	$3,030	$487	$92	$46,931
Collectively evaluated for impairment	1,466,207	3,180,506	857,850	103,628	1,101,133	86,038	2,379	6,797,741
Ending balance	$1,493,577	$3,189,910	$863,162	$104,864	$1,104,163	$86,525	$2,471	$6,844,672

December 31, 2017
Recorded investment in loans:
Individually evaluated for impairment	$8,726	$10,192	$5,501	$478	$4,709	$494	$91	$30,191
Collectively evaluated for impairment	1,367,213	3,036,902	749,943	103,879	1,027,123	92,770	3,507	6,381,337
Ending balance	$1,375,939	$3,047,094	$755,444	$104,357	$1,031,832	$93,264	$3,598	$6,411,528

At September 30, 2018, nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) and Virginia Heritage Bank (“Virginia Heritage”) have a carrying value of $287 thousand and $394 thousand, and an unpaid principal balance of $337 thousand and $1.2 million, respectively, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” At December 31, 2017, nonperforming loans acquired from Fidelity and Virginia Heritage had a carrying value of $297 thousand and $479 thousand, respectively, and an unpaid principal balance of $347 thousand and $1.5 million, respectively, and were evaluated separately in accordance with ASC Topic 310-30. The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses.

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

The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of September 30, 2018 and December 31, 2017.

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans

September 30, 2018
Commercial	$1,444,780	$21,427	$27,370	$—	$1,493,577
Income producing - commercial real estate	3,156,777	23,729	9,404	—	3,189,910
Owner occupied - commercial real estate	821,647	36,203	5,312	—	863,162
Real estate mortgage – residential	102,979	649	1,236	—	104,864
Construction - commercial and residential	1,101,133	—	3,030	—	1,104,163
Home equity	85,352	686	487	—	86,525
Other consumer	2,379	—	92	—	2,471
Total	$6,715,047	$82,694	$46,931	$—	$6,844,672

December 31, 2017
Commercial	$1,333,050	$34,163	$8,726	$—	$1,375,939
Income producing - commercial real estate	3,033,046	3,856	10,192	—	3,047,094
Owner occupied - commercial real estate	696,754	53,189	5,501	—	755,444
Real estate mortgage – residential	103,220	659	478	—	104,357
Construction - commercial and residential	1,027,123	—	4,709	—	1,031,832
Home equity	92,084	686	494	—	93,264
Other consumer	3,505	2	91	—	3,598
Total	$6,288,782	$92,555	$30,191	$—	$6,411,528

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

The following table presents, by class of loan, information related to nonaccrual loans as of September 30, 2018 and December 31, 2017.

(dollars in thousands)	September 30, 2018	December 31, 2017

Commercial	$7,529	$3,493
Income producing - commercial real estate	48	832
Owner occupied - commercial real estate	2,370	5,501
Real estate mortgage - residential	1,522	775
Construction - commercial and residential	3,030	2,052
Home equity	487	494
Other consumer	91	91
Total nonaccrual loans (1)(2)	$15,077	$13,238

(1)	Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $17.5 million at September 30, 2018 and $12.3 million at December 31, 2017.
(2)	Gross interest income of $707 thousand and $802 thousand would have been recorded for the nine months ended September 30, 2018 and 2017, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while the interest actually recorded on such loans was $193 thousand and $56 thousand for the nine months ended September 30, 2018 and 2017, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of September 30, 2018 and December 31, 2017.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans

September 30, 2018
Commercial	$4,297	$1,247	$7,529	$13,073	$1,480,504	$1,493,577
Income producing - commercial real estate	763	398	48	1,209	3,188,701	3,189,910
Owner occupied - commercial real estate	4,500	4,806	2,370	11,676	851,486	863,162
Real estate mortgage – residential	—	—	1,522	1,522	103,342	104,864
Construction - commercial and residential	21,947	1,849	3,030	26,826	1,077,337	1,104,163
Home equity	326	—	487	813	85,712	86,525
Other consumer	4	—	91	95	2,376	2,471
Total	$31,837	$8,300	$15,077	$55,214	$6,789,458	$6,844,672

December 31, 2017
Commercial	$2,705	$748	$3,493	$6,946	$1,368,993	$1,375,939
Income producing - commercial real estate	4,398	6,930	832	12,160	3,034,934	3,047,094
Owner occupied - commercial real estate	522	3,906	5,501	9,929	745,515	755,444
Real estate mortgage – residential	6,993	1,244	775	9,012	95,345	104,357
Construction - commercial and residential	—	5,268	2,052	7,320	1,024,512	1,031,832
Home equity	307	—	494	801	92,463	93,264
Other consumer	45	6	91	142	3,456	3,598
Total	$14,970	$18,102	$13,238	$46,310	$6,365,218	$6,411,528

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

The following table presents, by class of loan, information related to impaired loans for the periods ended September 30, 2018 and December 31, 2017.

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average Recorded Investment		Interest Income Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

September 30, 2018
Commercial	$12,943	$—	$12,471	$12,471	$6,271	$10,234	$8,431	$277	$316
Income producing - commercial real estate	9,260	—	9,260	9,260	3,043	9,292	9,277	120	361
Owner occupied - commercial real estate	5,761	449	5,312	5,761	500	5,940	6,104	125	149
Real estate mortgage – residential	1,522	1,522	—	1,522	—	1,749	1,747	—	2
Construction - commercial and residential	3,030	3,030	—	3,030	—	1,515	1,694	68	68
Home equity	487	487	—	487	—	491	492	—	—
Other consumer	92	—	92	92	56	92	91	—	—
Total	$33,095	$5,488	$27,135	$32,623	$9,870	$29,313	$27,836	$590	$896

December 31, 2017
Commercial	$5,644	$1,777	$3,748	$5,525	$3,259	$5,764	$5,765	$48	$145
Income producing - commercial real estate	10,044	781	9,263	10,044	2,380	10,068	10,127	120	493
Owner occupied - commercial real estate	6,596	1,095	5,501	6,596	1,382	6,743	5,210	27	73
Real estate mortgage – residential	775	775	—	775	—	538	423	17	17
Construction - commercial and residential	2,052	1,534	518	2,052	500	3,491	3,731	(14)	—
Home equity	494	494	—	494	—	544	346	—	2
Other consumer	91	—	91	91	80	92	93	—	—
Total	$25,696	$6,456	$19,121	$25,577	$7,601	$27,240	$25,695	$198	$730

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of September 30, 2018, all performing TDRs were categorized as interest-only modifications.

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

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company for the periods ended September 30, 2018 and December 31, 2017.

	For the Nine Months Ended September 30, 2018
			Income Producing -	Owner Occupied -	Construction -
(dollars in thousands)	Number of Contracts	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate	Total
Troubled debt restructurings
Restructured accruing	10	$4,942	$9,212	$3,391	$—	$17,545
Restructured nonaccruing	4	723	—	—	—	723
Total	14	$5,665	$9,212	$3,391	$—	$18,268

Specific allowance		$2,000	$3,500	$—	$—	$5,500

Restructured and subsequently defaulted		$—	$937	$—	$—	$937

	For the Year Ended December 31, 2017
			Income Producing -	Owner Occupied -	Construction -
(dollars in thousands)	Number of Contracts	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate	Total
Troubled debt restructings
Restructured accruing	9	$2,032	$9,212	$1,095	$—	$12,339
Restructured nonaccruing	5	867	121	—	—	988
Total	14	$2,899	$9,333	$1,095	$—	$13,327

Specific allowance		$595	$2,350	$—	$—	$2,945

Restructured and subsequently defaulted		$237	$—	$—	$—	$237

The Company had fourteen TDR’s at September 30, 2018 totaling approximately $18.3 million. Ten of these loans totaling approximately $17.5 million are performing under their modified terms. There were two performing TDRs totaling $937 thousand that defaulted on their modified terms which were reclassified to nonperforming loans during the nine months ended September 30, 2018, as compared to the same period in 2017, which had one default on a $237 thousand restructured loan which was charged off. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For the three months ended September 30, 20108, there was one loan totaling $2.4 million modified in a TDR, as compared to the three months ended September 30, 2017 which had two loans totaling $251 thousand modified in a TDR. For the nine months ended September 31, 2018, there were three loans totaling $6.4 million modified in a TDR, as compared to the nine months ended September 30, 2017 which had three loans totaling $5.1 million modified in a TDR.

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

As of September 30, 2018, the Company had three forward starting designated cash flow hedge interest rate swap transactions outstanding that had an aggregate notional amount of $250 million associated with the Company’s variable rate deposits. The net unrealized gain before income tax on the swaps was $6.4 million at September 30, 2018 compared to a net unrealized gain before income tax of $2.3 million at December 31, 2017. The unrealized gain in value since year end 2017 is due to the increase in expected net cash inflows from the swap over its remaining term due to higher market interest rates.

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

Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the three and nine months ended September 30, 2018, the Company reclassified $214 and $230 thousand, respectively, related to designated cash flow hedge derivatives from accumulated other comprehensive income to decrease interest expense. During the three and nine months ended September 30, 2017, the Company reclassified $307 and $1.3 million, respectively, related to designated cash flow hedge derivatives from accumulated other comprehensive income to increase interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $2.1 million will be reclassified as a decrease in interest expense.

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

As of September 30, 2018, the aggregate fair value of all designated cash flow hedge derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our capital status) that were in a net asset position totaled $5.8 million (none of these contracts were in a net liability position as of September 30, 2018). The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of September 30, 2018, the Company was not required to post collateral with its derivative counterparties against its obligations under these agreements because these agreements were in a net asset position. If the Company had breached any provisions under the agreements at September 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.

During the third quarter of 2018, the Company entered into credit risk participation agreements (“RPAs”) with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative, and have a notional value of $27.5 million as of September 30. 2018. The changes in fair value for these contracts are recognized directly in earnings.

The table below identifies the balance sheet category and fair values of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of September 30, 2018 and December 31, 2017.

		September 30, 2018			December 31, 2017
	Swap	Notional		Balance Sheet	Notional		Balance Sheet
	Number	Amount	Fair Value	Category	Amount	Fair Value	Category
Derivatives designated as hedging instruments

(dollars in thousands)
Interest rate swap	(1)	$75,000	$1,240	Other Assets	$75,000	$598	Other Assets
Interest rate swap	(2)	100,000	2,539	Other Assets	100,000	821	Other Assets
Interest rate swap	(3)	75,000	2,648	Other Assets	75,000	837	Other Assets
	Total	$250,000	$6,427		$250,000	$2,256

Derivatives not designated as hedging instruments

(dollars in thousands)
Other Contracts	(1)	27,500	29	Other Liabilities	—	—	Other Liabilities
	Total	$27,500	$29		$—	$—

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the three and nine months ended September 30, 2018 and 2017.

		Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
		Amount of	Reclassified from AOCI into Income		Amount of	Reclassified from AOCI into Income
	Swap	Pre-tax gain		Amount of	Pre-tax (loss)		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Recognized in OCI	Category	(Loss)

(dollars in thousands)
Interest rate swap	(1)	$111	Interest Expense	$90	$26	Interest Expense	$(72)
Interest rate swap	(2)	426	Interest Expense	73	(8)	Interest Expense	(122)
Interest rate swap	(3)	312	Interest Expense	51	(56)	Interest Expense	(113)
	Total	$849		$214	$(38)		$(307)

		Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
			Reclassified from AOCI into Income			Reclassified from AOCI into Income
	Swap Number	Amount of Pre-tax gain Recognized in OCI	Category	Amount of Gain (Loss)	Amount of Pre-tax (loss) Recognized in OCI	Category	Amount of (Loss)

(dollars in thousands)
Interest rate swap	(1)	$791	Interest Expense	$148	$(26)	Interest Expense	$(338)
Interest rate swap	(2)	1,769	Interest Expense	51	(35)	Interest Expense	(525)
Interest rate swap	(3)	1,841	Interest Expense	31	(400)	Interest Expense	(458)
	Total	$4,401		$230	$(461)		$(1,321)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$214	$—	$(307)	$—

The effects of cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$214	$—	$(307)	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$230	$—	$(1,321)	$—

The effects of cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$230	$—	$(1,321)	$—

Balance Sheet Offsetting: Our designated cash flow hedge interest rate swap derivatives are eligible for offset in the Consolidated Balance Sheets and are subject to master netting arrangements. Our derivative transactions with counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. The Company generally offsets such financial instruments for financial reporting purposes. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s cash flow hedge derivatives as of September 30, 2018 and December 31, 2017.

As of September 30, 2018
Offsetting of Derivative Assets (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$5,220	$—	$5,220	$—	$—	$5,220
Counterparty 2	1,270	—	$1,270	—	—	$1,270
Counterparty 3	(29)	—	$(29)	—	—	$(29)
	$6,461	$—	$6,461	$—	$—	$6,461

As of December 31, 2017
Offsetting of Derivative Assets (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$1,619	$—	$1,619	$—	$—	$1,619
Counterparty 2	582	—	582	—	—	582
	$2,201	$—	$2,201	$—	$—	$2,201

Note 7. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and nine months ended September 30, 2018 and 2017 is presented in the table below. There were no residential real estate loans in the process of foreclosure as of September 30, 2018. For the three and nine months ended September 30, 2018, there were no sales of OREO property. For the three months ended September 30, 2017, proceeds on sale of OREO were $1.2 million from the sale of two OREO properties with a total carrying value of $1.1 million resulting in a net gain of $60 thousand. For the nine months ended September 30, 2017, proceeds on sale of OREO were $2.1 million from the sale of three OREO properties with a total carrying value of $2.5 million resulting in a net loss of $301 thousand.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017

Balance at January 1,	$1,394	$1,394	$1,394	$2,694
Real estate acquired from borrowers	—	1,145	—	1,145
Properties sold	—	(1,145)	—	(2,445)
Ending balance	$1,394	$1,394	$1,394	$1,394

Note 8. Long-Term Borrowings

The following table presents information related to the Company’s long-term borrowings as of September 30, 2018 and December 31, 2017.

(dollars in thousands)	September 30, 2018	December 31, 2017

Subordinated Notes, 5.75%	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	150,000
Less: unamortized debt issuance costs	(2,802)	(3,095)
Long-term borrowings	$217,198	$216,905

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

Note 9. Net Income per Common Share

The calculation of net income per common share for the three months ended September 30, 2018 and 2017 was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2018	2017	2018	2017
Basic:
Net income	$38,948	$29,874	$111,959	$84,663
Average common shares outstanding	34,309	34,174	34,292	34,124
Basic net income per common share	$1.14	$0.87	$3.26	$2.48

Diluted:
Net income	$38,948	$29,874	$111,959	$84,663
Average common shares outstanding	34,309	34,174	34,292	34,124
Adjustment for common share equivalents	152	164	152	192
Average common shares outstanding-diluted	34,461	34,338	34,444	34,316
Diluted net income per common share	$1.13	$0.87	$3.25	$2.47

Anti-dilutive shares	3	—	—	—

Note 10. Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended September 30, 2018
Net unrealized loss on securities available-for-sale	$(4,253)	$1,105	$(3,148)
Less: Reclassification adjustment for net gains included in net income	—	—	—
Total unrealized loss	(4,253)	1,105	(3,148)

Net unrealized gain on derivatives	846	221	625
Less: Reclassification adjustment for losses included in net income	(211)	(53)	(158)
Total unrealized gain	635	168	467

Other Comprehensive Loss	$(3,618)	$1,273	$(2,681)

Three Months Ended September 30, 2017
Net unrealized gain on securities available-for-sale	$25	$10	$15
Less: Reclassification adjustment for net gains included in net income	(11)	(4)	(7)
Total unrealized gain	14	6	8

Net unrealized loss on derivatives	557	210	347
Less: Reclassification adjustment for losses included in net income	(289)	(106)	(183)
Total unrealized loss	268	104	164

Other Comprehensive Income	$282	$110	$172

Nine Months Ended September 30, 2018
Net unrealized gain on securities available-for-sale	$(13,079)	$2,873	$(10,206)
Less: Reclassification adjustment for net gains included in net income	(68)	(17)	(51)
Total unrealized loss	(13,147)	2,856	(10,257)

Net unrealized gain on derivatives	4,380	833	3,547
Less: Reclassification adjustment for losses included in net income	(209)	(53)	(156)
Total unrealized gain	4,171	780	3,391

Other Comprehensive Loss	$(8,976)	$3,636	$(6,866)

Nine Months Ended September 30, 2017
Net unrealized gain on securities available-for-sale	$2,080	$837	$1,243
Less: Reclassification adjustment for net gains included in net income	(542)	(202)	(340)
Total unrealized gain	1,538	635	903

Net unrealized gain on derivatives	2,186	836	1,350
Less: Reclassification adjustment for losses included in net income	(1,308)	(487)	(821)
Total unrealized gain	878	349	529

Other Comprehensive Income	$2,416	$984	$1,432

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2018 and 2017.

(dollars in thousands)	Securities Available For Sale	Derivatives	Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2018
Balance at Beginning of Period	$(10,914)	$4,305	$(6,609)
Other comprehensive income (loss) before reclassifications	(3,148)	625	(2,523)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(158)	(158)
Total other comprehensive income (loss)	(3,148)	467	(2,681)
Balance at End of Period	$(14,062)	$4,772	$(9,290)

Three Months Ended September 30, 2017
Balance at Beginning of Period	$(1,060)	$(61)	$(1,121)
Other comprehensive income before reclassifications	15	347	362
Amounts reclassified from accumulated other comprehensive income	(7)	(183)	(190)
Net other comprehensive income during period	8	164	172
Balance at End of Period	$(1,052)	$103	$(949)

Nine Months Ended September 30, 2018
Balance at Beginning of Period	$(3,131)	$1,381	$(1,750)
Other comprehensive income (loss) before reclassifications	(10,206)	3,547	(6,659)
Amounts reclassified from accumulated other comprehensive income	(51)	(156)	(207)
Total other comprehensive income (loss)	(10,257)	3,391	(6,866)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	(674)	—	(674)
Balance at End of Period	$(14,062)	$4,772	$(9,290)

Nine Months Ended September 30, 2017
Balance at Beginning of Period	$(1,955)	$(426)	$(2,381)
Other comprehensive income before reclassifications	1,243	1,350	2,593
Amounts reclassified from accumulated other comprehensive income	(340)	(821)	(1,161)
Net other comprehensive income during period	903	529	1,432
Balance at End of Period	$(1,052)	$103	$(949)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017.

Details about Accumulated Other	Amount Reclassified from		Affected Line Item in
Comprehensive Income Components	Accumulated Other		the Statement Where
(dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three Months Ended September 30,
	2018	2017
Realized gain on sale of investment securities	$—	$(11)	Gain on sale of investment securities
Interest expense derivative deposits	(211)	(289)	Interest expense on deposits
Income tax benefit (expense)	53	110	Tax expense
Total Reclassifications for the Period	$(158)	$(190)	Net Income

Details about Accumulated Other	Amount Reclassified from		Affected Line Item in
Comprehensive Income Components	Accumulated Other		the Statement Where
(dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Nine Months Ended September 30,
	2018	2017
Realized gain on sale of investment securities	$(68)	$(542)	Gain on sale of investment securities
Interest expense derivative deposits	(209)	(1,308)	Interest expense on deposits
Income tax benefit (expense)	70	689	Tax expense
Total Reclassifications for the Period	$(207)	$(1,161)	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2018
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$230,325	$—	$230,325
Residential mortgage backed securities	—	436,349	—	436,349
Municipal bonds	—	47,736	—	47,736
Corporate bonds	—	6,546	1,500	8,046
Other equity investments	—	—	218	218
Loans held for sale	—	18,728	—	18,728
Mortgage banking derivatives	—	—	80	80
Interest rate swap derivatives	—	6,427	—	6,427
Total assets measured at fair value on a recurring basis as of September 30, 2018	$—	$746,111	$1,798	$747,909
Liabilities:
Mortgage banking derivatives	$—	$—	$28	$28
Total liabilities measured at fair value on a recurring basis as of September 30, 2018	$—	$—	$28	$28
December 31, 2017
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$195,984	$—	$195,984
Residential mortgage backed securities	—	317,836	—	317,836
Municipal bonds	—	62,057	—	62,057
Corporate bonds	—	11,673	1,500	13,173
Other equity investments	—	—	218	218
Loans held for sale	—	25,096	—	25,096
Mortgage banking derivatives	—	—	43	43
Interest rate swap derivatives	—	2,256	—	2,256
Total assets measured at fair value on a recurring basis as of December 31, 2017	$—	$614,902	$1,761	$616,663
Liabilities:
Mortgage banking derivatives	$—	$—	$10	$10
Total liabilities measured at fair value on a recurring basis as of December 31, 2017	$—	$—	$10	$10

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of September 30, 2018 and December 31, 2017.

	September 30, 2018
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference

Residential mortgage loans held for sale	$18,728	$18,488	$240
FHA mortgage loans held for sale	$—	$—	$—

	December 31, 2017
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference

Residential mortgage loans held for sale	$25,096	$24,674	$422
FHA mortgage loans held for sale	$—	$—	$—

No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of September 30, 2018 or December 31, 2017.

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

Credit Risk Participation Agreements: The Company enters into credit risk participation agreements (“RPAs”) with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Accordingly, RPAs fall within Level 2.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2018	$1,718	$43	$1,761
Realized gain included in earnings - net mortgage banking derivatives	—	37	37
Purchases of available-for-sale securities	—	—	—
Principal redemption	—	—	—
Ending balance at September 30, 2018	$1,718	$80	$1,798

Liabilities:
Beginning balance at January 1, 2018	$—	$10	$10
Realized loss included in earnings - net mortgage banking derivatives	—	18	18
Principal redemption	—	—	—
Ending balance at September 30, 2018	$—	$28	$28

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2017	$1,718	$114	$1,832
Realized loss included in earnings - net mortgage banking derivatives	—	(71)	(71)
Purchases of available-for-sale securities	—	—	—
Principal redemption	—	—	—
Ending balance at December 31, 2017	$1,718	$43	$1,761

Liabilities:
Beginning balance at January 1, 2017	$—	$55	$55
Realized loss included in earnings - net mortgage banking derivatives	—	(45)	(45)
Principal redemption	—	—	—
Ending balance at December 31, 2017	$—	$10	$10

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

Impaired loans: The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that nonaccrual loans and loans that have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2018, substantially all of the Company’s impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the underlying collateral for collateral-dependent loans, which the Company classifies as a Level 3 valuation.

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2018
Impaired loans:
Commercial	$—	$—	$6,200	$6,200
Income producing - commercial real estate	—	—	6,217	6,217
Owner occupied - commercial real estate	—	—	5,261	5,261
Real estate mortgage - residential	—	—	1,522	1,522
Construction - commercial and residential			3,030	3,030
Home equity	—	—	487	487
Other consumer	—	—	36	36
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of September 30, 2018	$—	$—	$24,147	$24,147

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2017
Impaired loans:
Commercial	$—	$—	$2,266	$2,266
Income producing - commercial real estate	—	—	7,664	7,664
Owner occupied - commercial real estate	—	—	5,214	5,214
Real estate mortgage - residential	—	—	775	775
Construction - commercial and residential	—	—	1,552	1,552
Home equity	—	—	494	494
Other consumer	—	—	11	11
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of December 31, 2017	$—	$—	$19,370	$19,370

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

Credit Risk Participation Agreements: The Company enters into credit risk participation agreements (“RPAs”) with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Accordingly, RPAs fall within Level 2.

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

The estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Assets
Cash and due from banks	$4,459	$4,459	$—	$4,459	$—
Federal funds sold	17,284	17,284	—	17,284	—
Interest bearing deposits with other banks	162,734	162,734	—	162,734	—
Investment securities	722,674	722,674	—	720,956	1,718
Federal Reserve and Federal Home Loan Bank stock	37,257	37,257	—	37,257	—
Loans held for sale	18,728	18,728	—	18,728	—
Loans (1)	6,776,483	6,713,861	—	—	6,713,861
Bank owned life insurance	73,007	73,007	—	73,007	—
Annuity investment	12,375	12,375	—	12,375	—
Mortgage banking derivatives	80	80	—	—	80
Interst rate swap derivatives	6,427	6,427	—	6,427	—

Liabilities
Noninterest bearing deposits	2,057,886	2,057,886	—	2,057,886	—
Interest bearing deposits	3,032,713	3,032,713	—	3,032,713	—
Certificates of deposit	1,281,706	1,279,407	—	1,279,407	—
Customer repurchase agreements	36,446	36,446	—	36,446	—
Borrowings	542,198	533,304	—	533,304	—
Mortgage banking derivatives	28	28	—	—	28

December 31, 2017
Assets
Cash and due from banks	$7,445	$7,445	$—	$7,445	$—
Federal funds sold	15,767	15,767	—	15,767	—
Interest bearing deposits with other banks	167,261	167,261	—	167,261	—
Investment securities	589,268	589,268	—	587,550	1,718
Federal Reserve and Federal Home Loan Bank stock	36,324	36,324	—	36,324	—
Loans held for sale	25,096	25,096	—	25,096	—
Loans (2)	6,346,770	6,381,213	—	—	6,381,213
Bank owned life insurance	60,947	60,947	—	60,947	—
Annuity investment	11,632	11,632	—	11,632	—
Mortgage banking derivatives	43	43	—	—	43
Interst rate swap derivatives	2,256	2,256	—	2,256	—

Liabilities
Noninterest bearing deposits	1,982,912	1,982,912	—	1,982,912	—
Interest bearing deposits	3,041,563	3,041,563	—	3,041,563	—
Certificates of deposit	829,509	829,886	—	829,886	—
Customer repurchase agreements	76,561	76,561	—	76,561	—
Borrowings	541,905	533,162	—	533,162	—
Mortgage banking derivatives	10	10	—	—	10

(1)	Carrying amount is net of unearned income and the allowance for credit losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans was measured using an exit price notion.
(2)	Carrying amount is net of unearned income and the allowance for credit losses. The fair value of loans was measured using an entry price notion.

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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. For the three months ended September 30, 2018 and 2017, the annuity contracts accrued $56 thousand and $54 thousand of income, respectively, which were included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $12.4 million and $11.6 million at September 30, 2018 and December 31, 2017, respectively, and is included in other assets on the Consolidated Balance Sheet. For the three and nine months ended September 30, 2018, the Company recorded benefit expense accruals of $100 thousand and $586 thousand, respectively, for this post retirement benefit. For the three and nine months ended September 30, 2017, the Company recorded benefit expense accruals of $103 thousand and $308 thousand, respectively, for this post retirement benefit.

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

RESULTS OF OPERATIONS

Earnings Summary

Net income for the three months ended September 30, 2018 was $38.9 million, a 30% increase over the $29.9 million net income for the three months ended September 30, 2017. Net income per basic common share for the three months ended September 30, 2018 was $1.14 compared to $0.87 for the same period in 2017, a 31% increase. Net income per diluted common share for the three months ended September 30, 2018 was $1.13 compared to $0.87 for the same period in 2017, a 30% increase.

The increase in net income for the three months ended September 30, 2018 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 10% over the same period in 2017 and to the reduction in the federal corporate tax rate from 35% to 21% pursuant to The Tax Cuts and Jobs Act of 2017. The provision for income taxes was $13.9 million, a decrease of $3.5 million or 20% compared to the same period in 2017. The most significant portion of revenue is net interest income, which increased 13% for the three months ended September 30, 2018 over the same period in 2017 ($81.3 million versus $71.9 million), resulting from growth in average earning assets of 13%, together with a stable net interest margin.

For the three months ended September 30, 2018, the Company reported an annualized return on average assets (“ROAA”) of 1.93% as compared to 1.66% for the three months ended September 30, 2017. The annualized return on average common equity (“ROACE”) for the three months ended September 30, 2018 was 14.85% as compared to 12.86% for the three months ended September 30, 2017. The annualized return on average tangible common equity (“ROATCE”) for the three months ended September 30, 2018 was 16.54% as compared to 14.55% for the three months ended September 30, 2017.

For the nine months ended September 30, 2018, the Company’s net income was $112.0 million, a 32% increase over the $84.7 million net income for the same period in 2017. Net income per basic common share for the nine months ended September 30, 2018 was $3.26 compared to $2.48 for the same period in 2017, a 31% increase. Net income per diluted common share for the nine months ended September 30, 2018 was $3.25 compared to $2.47 for the same period in 2017, a 32% increase.

The increase in net income for the nine months ended September 30, 2018 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 10% over the same period in 2017 and to the reduction in the federal corporate tax rate from 35% to 21% pursuant to The Tax Cuts and Jobs Act of 2017. The provision for income taxes was $38.7 million, a decrease of $11.4 million or 23% compared to the same period in 2017. The most significant portion of revenue is net interest income, which increased 13% for the nine months ended September 30, 2018 over the same period in 2017 ($235.3 million versus $208.5 million), resulting from growth in average earning assets of 13%, together with a relatively stable net interest margin.

For the nine months ended September 30, 2018, the Company reported an annualized ROAA of 1.92% as compared to 1.63% for the nine months ended September 30, 2017. The annualized ROACE for the nine months ended September 30, 2018 was 14.92% as compared to 12.71% for the nine months ended September 30, 2017. The annualized ROATCE for the nine months ended September 30, 2018 was 16.70% as compared to 14.44% for the nine months ended September 30, 2017.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 4.14% for both the three months ended September 30, 2018 and 2017. Average earning asset yields increased 47 basis points to 5.21% for the three months ended September 30, 2018, as compared to 4.74% for the same period in 2017. The average cost of interest bearing liabilities increased by 78 basis points (to 1.75% from 0.97%) for the three months ended September 30, 2018 as compared to the same period in 2017. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 31 basis points for the three months ended September 30, 2018 as compared to 2017 (3.46% versus 3.77%).

The benefit of noninterest sources funding earning assets increased by 31 basis points to 68 basis points from 37 basis points for the three months ended September 30, 2018 versus the same period in 2017. The combination of a 31 basis point decrease in the net interest spread and a 31 basis point increase in the value of noninterest sources left the net interest margin unchanged for the three months ended September 30, 2018 as compared to the same period in 2017. The Company considers the value of its noninterest sources of funds as very significant to its business model and its overall profitability.

The net interest margin was 4.15% for the nine months ended September 30, 2018 and 4.14% for the same period in 2017. Average earning asset yields increased to 5.08% for the nine months ended September 30, 2018, as compared to 4.72% for the same period in 2017. The average cost of interest bearing liabilities increased by 57 basis points (to 1.50% from 0.93%) for the nine months ended September 30, 2018 as compared to the same period in 2017. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 21 basis points for the nine months ended September 30, 2018 as compared to 2017 (3.58% versus 3.79%).

The benefit of noninterest sources funding earning assets increased by 22 basis points to 57 basis points from 35 basis points for the nine months ended September 30, 2018 versus the same period in 2017. The combination of a 21 basis point decrease in the net interest spread and a 22 basis point increase in the value of noninterest sources increased the net interest margin by one basis point for the nine months ended September 30, 2018 as compared to the same period in 2017.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates (on average) have trended higher. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 94% of the Company’s total revenue for the three months ended September 30, 2018.

For the first nine months of 2018, total loans grew 7% over December 31, 2017, and average loans were 12% higher in the first nine months of 2018 as compared to the first nine months of 2017. At September 30, 2018, total deposits were 9% higher than deposits at December 31, 2017, while average deposits were 10% higher for the first nine months of 2018 compared with the first nine months of 2017.

In order to fund growth in average loans of 12% over the nine months ended September 30, 2018 as compared to the same period in 2017, as well as sustain significant liquidity, the Company has relied on both core deposit growth and brokered deposits. The major component of the growth in core deposits during the third quarter of 2018 has been growth in both noninterest bearing accounts primarily as a result of effectively building new and enhanced client relationships, and to a time deposit program to lock in more fixed rate deposits at terms approximating 16 months.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 86% of average earning assets for the first nine months of 2018 compared to 87% for the same period in 2017. For the first nine months of 2018, as compared to the same period in 2017, average loans, excluding loans held for sale, increased $700.9 million, a 12% increase, due primarily to growth in income producing - commercial real estate, commercial, and owner occupied - commercial real estate loans. Average investment securities for the nine months ended September 30, 2018 and 2017 amounted to 9% and 8% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 5% of average earning assets for both the first nine months of 2018 and 2017. The average combination of federal funds sold, interest bearing deposits with other banks and loans held for sale increased $29.6 million for the nine months ended September 30, 2018 as compared to the same period in 2017.

The provision for credit losses was $2.4 million for the three months ended September 30, 2018 as compared to $1.9 million for the three months ended September 30, 2017. Net charge-offs of $862 thousand in the third quarter of 2018 represented an annualized 0.05% of average loans, excluding loans held for sale, as compared to $2 thousand, or an annualized 0.00% of average loans, excluding loans held for sale, in the third quarter of 2017. Net charge-offs in the third quarter of 2018 were attributable primarily to commercial loans ($1.1 million) offset by a net recovery in commercial real estate loans ($254 thousand).

At September 30, 2018 the allowance for credit losses represented 1.00% of loans outstanding, as compared to 1.01% at December 31, 2017 and 1.03% at September 30, 2017. The decrease in the allowance for credit losses as a percentage of total loans at September 30, 2018, as compared to September 30, 2017, is the result of loan growth and continued asset quality. The allowance at September 30, 2018 for credit losses represented 452% of nonperforming loans, as compared to 489% at December 31, 2017, and 379% at September 30, 2017.

Total noninterest income for the three months ended September 30, 2018 decreased to $5.6 million from $6.8 million for the three months ended September 30, 2017, a 17% decrease, due substantially to lower gains on the sale of residential mortgage loans ($1.4 million versus $1.8 million) resulting from lower volume as compared to 2017, and minimal revenue associated with the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities as compared to $780 thousand during the third quarter of 2017. Residential mortgage loans closed were $107 million for the third quarter of 2018 versus $135 million for the same period in 2017.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 36.37% for the third quarter of 2018, as compared to 37.49% for the third quarter of 2017. Noninterest expenses totaled $31.6 million for the three months ended September 30, 2018, as compared to $29.5 million for the three months ended September 30, 2017, a 7% increase. Salaries and employee benefits increased $252 thousand due to a larger staff and merit increases partially offset by lower incentive compensation accruals. Marketing and advertising costs increased $459 thousand due primarily to print and digital advertising. Data processing expense increased by $404 thousand due primarily to the costs of software and infrastructure investments. Legal, accounting and professional fees increased $890 thousand due substantially to advisory services associated with enhancing our risk management systems including corporate governance as we approach $10 billion in assets.

The provision for credit losses was $6.1 million for the nine months ended September 30, 2018 as compared to $4.9 million for the nine months ended September 30, 2017. The higher provisioning for the nine months ended September 30, 2018, as compared to the same period in 2017, is due primarily to higher net charge-offs. Net charge-offs of $2.6 million for the nine months ended September 30, 2018 represented an annualized 0.05% of average loans, excluding loans held for sale, as compared to $991 thousand, or an annualized 0.02% of average loans, excluding loans held for sale, in the first nine months of 2017. Net charge-offs in the first nine months of 2018 were attributable primarily to commercial loans ($2.4 million).

Total noninterest income for the nine months ended September 30, 2018 decreased to $16.5 million from $19.9 million for the nine months ended September 30, 2017, a 17% decrease, due substantially to lower gains on the sale of residential mortgage loans ($4.3 million versus $6.1 million) resulting from lower volume as compared to 2017, and minimal revenue associated with the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities for the nine months ended September 30, 2018 versus $1.5 million for the same period in 2017. Residential mortgage loans closed were $334 million for the nine months ended September 30, 2018 versus $473 million for the same period in 2017.

For the first nine months of 2018, the efficiency ratio was 37.74% as compared to 38.86% for the same period in 2017. Noninterest expenses totaled $95.0 million for the nine months ended September 30, 2018, as compared to $88.7 million for the nine months ended September 30, 2017, a 7% increase. Cost increases for salaries and benefits for the nine months ended September 30, 2018 were $1.4 million, due primarily to increased staff and merit increases. Marketing and advertising costs increased $546 thousand due primarily to print and digital advertising. Data processing expense increased by $1.1 million due primarily to the costs of software and infrastructure investments. Legal, accounting and professional fees increased $3.7 million due substantially to both first and second quarter due diligence costs from independent consultants associated with the internet event late in 2017 as well as costs to enhance risk management systems, including corporate governance as we approach $10 billion in assets. Other expenses decreased $1.1 million for the nine months ended September 30, 2018 compared to the same period in 2017, due primarily to a $361 thousand net loss on the sale of OREO in the first quarter of 2017 and a $377 thousand decrease in costs associated with problem loans.

The ratio of common equity to total assets increased to 13.18% at September 30, 2018 from 12.71% at December 31, 2017, due primarily to retained earnings. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the three months ended September 30, 2018, net interest income increased 13% over the same period for 2017. Average loans increased by $699.9 million and average deposits increased by $657.2 million. The net interest margin was 4.14% for both the three months ended September 30, 2018 and 2017.

For the nine months ended September 30, 2018, net interest income increased 13% over the same period for 2017. Average loans increased by $700.9 million and average deposits increased by $592.1 million. The net interest margin was 4.15% for the nine months ended September 30, 2018 and 4.14% for the same period in 2017. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

The tables below present the average balances and rates of the major categories of the Company’s assets and liabilities for the three and nine months ended September 30, 2018 and 2017. Included in the tables is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$377,324	$1,897	1.99%	$331,194	$991	1.19%
Loans held for sale (1)	23,511	274	4.66%	37,146	350	3.77%
Loans (1) (2)	6,646,264	95,296	5.69%	5,946,411	77,826	5.19%
Investment securities available for sale (2)	735,586	4,875	2.63%	576,423	3,194	2.20%
Federal funds sold	10,737	18	0.67%	6,439	9	0.55%
Total interest earning assets	7,793,422	102,360	5.21%	6,897,613	82,370	4.74%

Total noninterest earning assets	297,815			292,891
Less: allowance for credit losses	67,702			61,735
Total noninterest earning assets	230,113			231,156
TOTAL ASSETS	$8,023,535			$7,128,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$482,820	$973	0.80%	$406,923	$506	0.49%
Savings and money market	2,596,010	9,636	1.47%	2,663,762	4,211	0.63%
Time deposits	1,220,755	6,110	1.99%	866,595	2,516	1.15%
Total interest bearing deposits	4,299,585	16,719	1.54%	3,937,280	7,233	0.73%
Customer repurchase agreements	30,445	54	0.70%	73,345	58	0.31%
Other short-term borrowings	216,851	1,317	2.38%	54,840	164	1.17%
Long-term borrowings	217,164	2,979	5.37%	216,774	2,979	5.38%
Total interest bearing liabilities	4,764,045	21,069	1.75%	4,282,239	10,434	0.97%

Noninterest bearing liabilities:
Noninterest bearing demand	2,185,559			1,890,673
Other liabilities	33,105			34,364
Total noninterest bearing liabilities	2,218,664			1,925,037

Shareholders’ equity	1,040,826			921,493
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,023,535			$7,128,769

Net interest income		$81,291			$71,936
Net interest spread			3.46%			3.77%
Net interest margin			4.14%			4.14%
Cost of funds			1.07%			0.60%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $5.0 million and $4.7 million for the three months ended September 30, 2018 and 2017, respectively.
(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$321,266	$4,152	1.73%	$290,366	$2,084	0.96%
Loans held for sale (1)	24,692	839	4.53%	34,925	1,020	3.89%
Loans (1) (2)	6,550,754	270,085	5.51%	5,849,832	225,523	5.15%
Investment securities available for sale (2)	664,798	12,525	2.52%	541,378	8,854	2.19%
Federal funds sold	15,060	104	0.92%	6,163	27	0.59%
Total interest earning assets	7,576,570	287,705	5.08%	6,722,664	237,508	4.72%

Total noninterest earning assets	294,948			292,700
Less: allowance for credit losses	66,429			60,416
Total noninterest earning assets	228,519			232,284
TOTAL ASSETS	$7,805,089			$6,954,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$433,921	$2,252	0.69%	$366,521	$1,081	0.39%
Savings and money market	2,670,578	23,846	1.19%	2,677,777	12,171	0.61%
Time deposits	1,078,608	13,798	1.71%	795,884	6,214	1.04%
Total interest bearing deposits	4,183,107	39,896	1.28%	3,840,182	19,466	0.68%
Customer repurchase agreements	45,504	166	0.49%	70,702	136	0.26%
Other short-term borrowings	228,398	3,425	1.98%	58,797	441	0.99%
Long-term borrowings	217,068	8,937	5.43%	216,675	8,937	5.44%
Total interest bearing liabilities	4,674,077	52,424	1.50%	4,186,356	28,980	0.93%

Noninterest bearing liabilities:
Noninterest bearing demand	2,090,868			1,841,645
Other liabilities	36,705			36,130
Total noninterest bearing liabilities	2,127,573			1,877,775

Shareholders’ equity	1,003,439			890,817
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,805,089			$6,954,948

Net interest income		$235,281			$208,528
Net interest spread			3.58%			3.79%
Net interest margin			4.15%			4.14%
Cost of funds			0.93%			0.58%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $14.9 million and $12.9 million for the nine months ended September 30, 2018 and 2017, respectively.
(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

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

During the three months ended September 30, 2018, the allowance for credit losses increased $1.6 million, reflecting $2.4 million in provision for credit losses and $862 thousand in net charge-offs during the period. The provision for credit losses was $2.4 million for the three months ended September 30, 2018 as compared to $1.9 million for the same period in 2017. Net charge-offs of $862 thousand in the third quarter of 2018 represented an annualized 0.05% of average loans, excluding loans held for sale, as compared to $2 thousand, or an annualized 0.00% of average loans, excluding loans held for sale, in the third quarter of 2017.

During the nine months ended September 30, 2018, the allowance for credit losses increased $3.4 million, reflecting $6.1 million in provision for credit losses and $2.6 million in net charge-offs during the period. The provision for credit losses was $6.1 million for the nine months ended September 30, 2018 as compared to $4.9 million for the same period in 2017. Net charge-offs of $2.6 million in the first nine months of 2018 represented an annualized 0.05% of average loans, excluding loans held for sale, as compared to $991 thousand, or an annualized 0.02% of average loans, excluding loans held for sale, for the same period of 2017.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended September 30,

(dollars in thousands)	2018	2017
Balance at beginning of period	$64,758	$59,074
Charge-offs:
Commercial	2,435	659
Income producing - commercial real estate	121	1,470
Owner occupied - commercial real estate	132	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	1,160	39
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	15	98
Total charge-offs	3,863	2,266

Recoveries:
Commercial	86	675
Income producing - commercial real estate	2	80
Owner occupied - commercial real estate	2	2
Real estate mortgage - residential	4	5
Construction - commercial and residential	994	491
Construction - C&I (owner occupied)	—	—
Home equity	133	4
Other consumer	13	18
Total recoveries	1,234	1,275
Net charge-offs	2,629	991
Provision for Credit Losses	6,060	4,884
Balance at end of period	$68,189	$62,967

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.02%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial	$15,649	22%	$13,102	21%
Income producing - commercial real estate	27,387	46%	25,376	48%
Owner occupied - commercial real estate	5,931	13%	5,934	12%
Real estate mortgage - residential	749	2%	944	2%
Construction - commercial and residential	16,640	15%	17,805	15%
Construction - C&I (owner occupied)	899	1%	687	1%
Home equity	631	1%	770	1%
Other consumer	303	—	140	—
Total allowance	$68,189	100%	$64,758	100%

(1)

Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of TDRs, and OREO, totaled $16.5 million at September 30, 2018 representing 0.20% of total assets, as compared to $14.6 million of nonperforming assets, or 0.20% of total assets, at December 31, 2017. The Company had no accruing loans 90 days or more past due at September 30, 2018 or December 31, 2017. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.00% of total loans at September 30, 2018, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower’s request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had fourteen TDR’s at September 30, 2018 totaling approximately $18.3 million. Ten of these loans totaling approximately $17.5 million are performing under their modified terms. There were two performing TDRs totaling $937 thousand that defaulted on their modified terms which were reclassified to nonperforming loans during the nine months ended September 30, 2018, as compared to the same period in 2017, which had one default on a $237 thousand restructured loan which was charged off. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For the three months ended September 30, 20108, there was one loan totaling $2.4 million modified in a TDR, as compared to the three months ended September 30, 2017 which had two loans totaling $251 thousand modified in a TDR. For the nine months ended September 31, 2018, there were three loans totaling $6.4 million modified in a TDR, as compared to the nine months ended September 30, 2017 which had three loans totaling $5.1 million modified in a TDR.

Total nonperforming loans amounted to $15.1 million at September 30, 2018 (0.22% of total loans) compared to $13.2 million at December 31, 2017 (0.21% of total loans). The slight increase in the ratio of nonperforming loans to total loans at September 30, 2018 as compared to December 31, 2017 was due to an increase in the level of nonperforming loans.

Included in nonperforming assets at September 30, 2018 and December 31, 2017 was $1.4 million of OREO, consisting of one foreclosed property. The Company had one foreclosed property with a net carrying value of $1.4 million at September 30, 2017.  OREO properties are carried at fair value less estimated costs to sell. It is the Company’s policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first nine months of 2018 there were no sales of OREO property. During the first nine months of 2017, three foreclosed properties with a net carrying value of $2.5 million were sold for a net loss of $301 thousand.

The following table shows the amounts of nonperforming assets at the dates indicated.

	September 30,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual Loans:
Commercial	$7,529	$3,493
Income producing - commercial real estate	48	832
Owner occupied - commercial real estate	2,370	5,501
Real estate mortgage - residential	1,522	775
Construction - commercial and residential	3,030	2,052
Construction - C&I (owner occupied)	—	—
Home equity	487	494
Other consumer	91	91
Accrual loans - past due 90 days	—	—
Total nonperforming loans (1)	15,077	13,238
Other real estate owned	1,394	1,394
Total nonperforming assets	$16,471	$14,632

Coverage ratio, allowance for credit losses to total nonperforming loans	452.28%	489.20%
Ratio of nonperforming loans to total loans	0.22%	0.21%
Ratio of nonperforming assets to total assets	0.20%	0.20%

(1)	Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There were two loans totaling $937 thousand that migrated from performing TDRs during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017 where there were two loans totaling $588 thousand that migrated from performing TDR.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At September 30, 2018, there were $32.1 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $32.1 million in potential problem loans at September 30, 2018 compared to $18.8 million at December 31, 2017.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company’s loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from BOLI and other income.

Total noninterest income for the three months ended September 30, 2018 decreased to $5.6 million from $6.8 million for the three months ended September 30, 2017, a 17% decrease, due substantially to lower gains on the sale of residential mortgage loans ($1.4 million versus $1.8 million) resulting from lower volume as compared to 2017, and minimal revenue associated with the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities as compared to $780 thousand during the third quarter of 2017. Residential mortgage loans closed were $107 million for the third quarter of 2018 versus $135 million for the same period in 2017.

Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At September 30, 2018, the Company had no funds advanced outstanding under FHA mortgage loan servicing agreements. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Total noninterest income for the nine months ended September 30, 2018 decreased to $16.5 million from $19.9 million for the nine months ended September 30, 2017, a 17% decrease, due substantially to lower gains on the sale of residential mortgage loans ($4.3 million versus $6.1 million) resulting from lower volume as compared to 2017, and minimal revenue associated with the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities for the nine months ended September 30, 2018 versus $1.5 million for the same period in 2017. Residential mortgage loans closed were $334 million for the nine months ended September 30, 2018 versus $473 million for the same period in 2017.

Service charges on deposit accounts increased by $188 thousand, or 12%, from $1.6 million for the three months ended September 30, 2017 to $1.8 million for the same period in 2018. Service charges on deposit accounts increased by $547 thousand, or 12%, from $4.6 million for the nine months ended September 30, 2017 to $5.2 million for the same period in 2018. The increase for the three and nine month period was primarily related to increased transaction volume.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of residential mortgage loans yielded gains of $1.4 million for the three months ended September 30, 2018 compared to $1.8 million in the same period in 2017. Sales of residential mortgage loans yielded gains of $4.3 million for the nine months ended September 30, 2018 compared to $6.1 million in the same period in 2017. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended September 30, 2018. The reserve amounted to $55 thousand at September 30, 2018 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $73 thousand for the three months ended September 30, 2018 compared to $390 thousand for the same period in 2017. Income from this source was $373 thousand for the nine months ended September 30, 2018 compared to $626 thousand for the same period in 2017. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Other income totaled $2.0 million for the three months ended September 30, 2018 as compared to $2.6 million for the same period in 2017, a decrease of 23%. ATM fees increased to $363 thousand for the three months ended September 30, 2018 from $350 thousand for the same period in 2017, an increase of less than 1%. Noninterest fee income totaled $545 thousand for the three months ended September 30, 2018 a decrease of $802 thousand, or 60%, over the total for the same period in 2017 primarily due to $779 thousand of gains on the origination, securitization, servicing, and sale of FHA Multifamily-Backed Ginnie Mae securities in the third quarter of 2017 compared to insignificant revenue for the same period of 2018.

Other income totaled $5.5 million for the nine months ended September 30, 2018 as compared to $6.8 million for the same period in 2017, a decrease of 19%. ATM fees totaled $1.1 million for both the nine months ended September 30, 2018 and 2017. Noninterest fee income totaled $1.4 million for the nine months ended September 30, 2018 a decrease of $1.6 million, or 53%, over the total for the same period in 2017 primarily due to $1.5 million of gains on the origination, securitization, servicing, and sale of FHA Multifamily-Backed Ginnie Mae securities in the first nine months of 2017 compared to insignificant revenue for the same period of 2018. EagleBank received approval as a Ginnie Mae Issuer of Ginnie Mae I multifamily mortgage-backed securities during May 2017. Activity in FHA Multifamily-backed Ginnie Mae securities can vary widely.

Net investment gains were $68 thousand for the nine months ended September 30, 2018 compared to $542 thousand for the same period in 2017.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, FDIC insurance, and other expenses.

Total noninterest expenses totaled $31.6 million for the three months ended September 30, 2018, as compared to $29.5 million for the three months ended September 30, 2017, a 7% increase. Total noninterest expenses totaled $95.0 million for the nine months ended September 30, 2018, as compared to $88.7 million for the nine months ended September 30, 2017, a 7% increase.

Salaries and employee benefits were $17.2 million for the three months ended September 30, 2018, as compared to $16.9 million for the same period in 2017, a 1% increase. Salaries and benefits cost increases for the three month period were due primarily to merit increases and larger staff partially offset by lower incentive compensation accruals. Salaries and employee benefits were $51.8 million for the nine months ended September 30, 2018, as compared to $50.5 million for the same period in 2017, a 3% increase. Salaries and benefits cost increases for the nine month period were due primarily to increased staff and merit increases. At September 30, 2018, the Company’s full time equivalent staff numbered 478, as compared to 466 at December 31, 2017, and 471 at September 30, 2017.

Premises and equipment expenses amounted to $3.9 million for the three month period ended September 30, 2018 and $3.8 million for the same period in 2017, a 1% increase. Premises and equipment expenses amounted to $11.7 million for the nine month period ended September 30, 2018 and $11.6 million for the same period in 2017, a 1% increase. For the three months ended September 30, 2018, the Company recognized $123 thousand of sublease revenue as compared to $143 thousand for the same period in 2017. For the nine months ended September 30, 2018, the Company recognized $379 thousand of sublease revenue as compared to $365 thousand for the same period in 2017. Sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses increased to $1.2 million for the three months ended September 30, 2018 from $732 thousand for the same period in 2017, a 63% increase. Marketing and advertising expenses increased to $3.4 million for the nine months ended September 30, 2018 from $2.9 million for the same period in 2017, a 19% increase. The increase in the three and nine month periods was primarily due to print and digital advertising.

Data processing expense increased to $2.4 million for the three months ended September 30, 2018 from $2.0 million for the same period in 2017, a 20% increase. Data processing expense increased to $7.1 million for the nine months ended September 30, 2018, from $6.1 million for the same period in 2017, an 18% increase. The increase in the three and nine month periods was primarily due to the costs of software and infrastructure investments.

Legal, accounting and professional fees increased to $2.1 million for the three months ended September 30, 2018 from $1.2 million for the same period in 2017, a 72% increase. The increase in expense for the three month period was due substantially to advisory services associated with enhancing our risk management systems including corporate governance as we approach $10 billion in assets. Legal, accounting and professional fees increased to $7.3 million for the nine months ended September 30, 2018 from $3.5 million in the same period in 2017, a 106% increase. The increase in expense for the nine month period was due substantially to both first and second quarter due diligence costs from independent consultants associated with the internet event late in 2017 as well as costs to enhance risk management systems, including corporate governance as we approach $10 billion in assets.

FDIC insurance increased to $933 thousand for the three months ended September 30, 2018 from $929 thousand for the same period in 2017, an increase of less than 1%. FDIC insurance increased to $2.6 million for the nine months ended September 30, 2018 from $2.1 million for the same period in 2017, a 24% increase. The increase for the nine month period was primarily due to a higher assessment base resulting from growth in total assets.

Other expenses increased to $3.9 million for the three months ended September 30, 2018 from $3.8 million for the same period in 2017, an increase of 1%. The major components of cost in this category include broker fees, franchise taxes, core deposit intangible amortization, and insurance expense. Other expenses decreased to $11.1 million for the nine months ended September 30, 2018 from $12.2 million for the same period in 2017, a decrease of 9%, due primarily to a $361 thousand net loss on the sale of OREO in the first quarter of 2017 and a $377 thousand decrease in costs associated with problem loans.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, improved to 36.37% for the third quarter of 2018 from 37.49% for the third quarter of 2017. The efficiency ratio improved to 37.74% for the nine months ended September 30, 2018 from 38.86% for the same period in 2017. As a percentage of average assets, total noninterest expense (annualized) improved to 1.58% for the three months ended September 30, 2018 as compared to 1.66% for the same period in 2017. As a percentage of average assets, total noninterest expense (annualized) improved to 1.62% for the nine months ended September 30, 2018 as compared to 1.70% for the same period in 2017.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) decreased to 26.3% and 25.7% for the three and nine months ended September 30, 2018, respectively, as compared to 36.8% and 37.2% for the same periods in 2017. The lower effective tax rate for the three and nine months ended September 30, 2018, were due largely to a reduction in the federal corporate tax rate from 35% to 21% pursuant to The Tax Cuts and Jobs Act of 2017 and a $515 thousand tax true-up recorded during the third quarter of 2018.

FINANCIAL CONDITION

Summary

Total assets at September 30, 2018 were $8.06 billion, an 8% increase as compared to $7.48 billion at December 31, 2017. Total loans (excluding loans held for sale) were $6.84 billion at September 30, 2018, a 7% increase as compared to $6.41 billion at December 31, 2017. Loans held for sale amounted to $18.7 million at September 30, 2018 as compared to $25.1 million at December 31, 2017, a 25% decrease. The investment portfolio totaled $722.7 million at September 30, 2018, a 23% increase from the $589.3 million balance at December 31, 2017.

Total deposits at September 30, 2018 were $6.37 billion, compared to deposits of $5.85 billion at December 31, 2017, a 9% increase. Total borrowed funds (excluding customer repurchase agreements) were $542.2 million at September 30, 2018 and $541.9 million at December 31, 2017, of which $325.0 million were FHLB advances as of September 30, 2018. FHLB advances outstanding totaling $125.0 million as of September 30, 2018 will mature in March 2019 and the remaining $200.0 million will mature in June 2019. We continue to work on expanding the breadth and depth of our existing deposit relationships while we continue to pursue new relationships.

Total shareholders’ equity at September 30, 2018 increased 12% from $950.4 million at December 31, 2017. The increase in shareholders’ equity at September 30, 2018 compared to the year end 2017 was primarily the result of retained earnings. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 15.74% at September 30, 2018, as compared to 15.30% at September 30, 2017, and 15.02% at December 31, 2017. In addition, the tangible common equity ratio was 12.01% at September 30, 2018, compared to 11.35% at September 30, 2017 and 11.44% at December 31, 2017.

Under the capital rules applicable to the Company and Bank, in order to be considered well-capitalized, the Bank must have a common equity Tier 1 risk based capital (“CET1”) ratio of 6.5%, a Tier 1 risk-based ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. The Company and the Bank meet all these requirements, and satisfy the requirement to maintain the fully phased in capital conservation buffer of 2.5% of common equity tier 1 capital for capital adequacy purposes. Beginning in 2016, failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Loans, net of amortized deferred fees and costs, at September 30, 2018 and December 31, 2017 by major category are summarized below.

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,493,577	22%	$1,375,939	21%
Income producing - commercial real estate	3,189,910	46%	3,047,094	48%
Owner occupied - commercial real estate	863,162	13%	755,444	12%
Real estate mortgage - residential	104,864	2%	104,357	2%
Construction - commercial and residential	1,047,591	15%	973,141	15%
Construction - C&I (owner occupied)	56,572	1%	58,691	1%
Home equity	86,525	1%	93,264	1%
Other consumer	2,471	—	3,598	—
Total loans	6,844,672	100%	6,411,528	100%
Less: allowance for credit losses	(68,189)		(64,758)
Net loans	$6,776,483		$6,346,770

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

Loans outstanding reached $6.84 billion at September 30, 2018, an increase of $433.1 million, or 7%, as compared to $6.41 billion at December 31, 2017. Loan growth during the nine months ended September 30, 2018 was predominantly in the income producing – commercial real estate, commercial, and owner occupied – commercial real estate loan categories. Despite an increased level of in-market competition for business, the Bank continued to experience organic loan growth across the portfolio. Notwithstanding increased supply of units, multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects. Suburban office leasing has softened, but we continue to find that, as with many aspects of the real estate market, the actual success of any particular building is largely dependent on specific locational attributes. Overall, commercial real estate values have generally held up well with price escalation in prime pockets, but we continue to be cautious of the cap rates at which some assets are trading and we are being careful with valuations as a result. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

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

For the nine months ended September 30, 2018, noninterest bearing deposits increased $75.0 million as compared to December 31, 2017, while interest bearing deposits increased by $443.3 million during the same period. Average total deposits for the first nine months of 2018 were $6.27 billion, as compared to $5.68 billion for the same period in 2017, a 10% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. The Bank also is able to obtain one-way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At September 30, 2018, total deposits included $1.08 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 17% of total deposits. At December 31, 2017, total brokered deposits (excluding the CDARS and ICS two-way) were $865.5 million, or 15% of total deposits. The CDARS and ICS two-way component represented $550.7 million, or 9% of total deposits and $574.4 million or 10% of total deposits at September 30, 2018 and December 31, 2017, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At September 30, 2018 the Company had $2.06 billion in noninterest bearing demand deposits, representing 32% of total deposits, compared to $1.98 billion of noninterest bearing demand deposits at December 31, 2017, or 34% of total deposits. Average noninterest bearing deposits were 33% of total deposits for the first nine months of 2018 and 32% for the first nine months of 2017. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $36.4 million at September 30, 2018 compared to $76.6 million at December 31, 2017. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At September 30, 2018 the Company had $1.28 billion in time deposits. Time deposits increased by $130.1 million from period end June 30, 2018 to September 30, 2018. Average time deposits grew by $97.4 million in the third quarter as compared to the second quarter. A targeted effort to raise more time deposits in the third quarter resulted in this growth. Time deposits serve as an important part of the Company’s funding mix and became more of a focus starting in the second quarter of 2018.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at September 30, 2018 and December 31, 2017. The Bank had $325.0 million in short-term borrowings outstanding under its credit facility from the FHLB at both September 30, 2018 and December 31, 2017. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

Long-term borrowings outstanding at September 30, 2018 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the subordinated notes, please refer to Note 8 to the Consolidated Financial Statements included in this report.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. Additionally, the Bank can purchase up to $147.5 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at September 30, 2018, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.21 billion, against which there was $192.5 million outstanding at September 30, 2018. The Bank also has a commitment from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $291.7 million at September 30, 2018. At September 30, 2018 the Bank was also eligible to make advances from the FHLB up to $1.4 billion based on collateral at the FHLB, of which there was $325.0 million outstanding at September 30, 2018. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $598.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At September 30, 2018, under the Bank’s liquidity formula, it had $3.91 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at September 30, 2018 are as follows:

(dollars in thousands)
Unfunded loan commitments	$2,202,589
Unfunded lines of credit	91,747
Letters of credit	77,577
Total	$2,371,913

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended.  In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment, as is the case in asset based lending credit facilities.  Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2018, unfunded loan commitments included $36.5 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

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

During the three months ended September 30, 2018, as compared to the same period in 2017, the Company was able to increase its net interest income, by 13%, produce a net interest margin of 4.14%, which equaled the 4.14% net interest margin for the same period in 2017, and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended September 30, 2018, the average investment portfolio balances increased as compared to balances at September 30, 2017. The cash received from deposit growth along with cash flows off of the investment portfolio were deployed into loans and the purchase of additional investments.

The percentage mix of municipal securities was 6% of total investments at September 30, 2018 and 11% at September 30, 2017, the portion of the portfolio invested in mortgage backed securities increased to 72% at September 30, 2018 from 63% at September 30, 2017. The portion of the portfolio invested in U.S. agency investments was 21% at September 30, 2018 and 24% at September 30, 2017. Shorter duration floating rate corporate bonds were 1% and 2% of total investments at September 30, 2018 and September 30, 2017, respectively, and SBA bonds, which are included in mortgage backed securities, were 11% and 9% of total investments at September 30, 2018 and September 30, 2017, respectively. Even as the bond portfolio rolled forward, the purchase of longer duration instruments combined with slower prepayment of mortgage backed security principal, led to the duration of the investment portfolio increasing to only 3.9 years at September 30, 2018 from 3.5 years at September 30, 2017, as the Bank was able to earn higher yields in the bond market.

The re-pricing duration of the loan portfolio was 16 months at September 30, 2018 versus 22 months at September 30, 2017, with fixed rate loans amounting to 36% and 34% of total loans at September 30, 2018 and September 30, 2017, respectively. Variable and adjustable rate loans comprised 64% and 66% of total loans at September 30, 2018 and September 30, 2017, respectively. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio increased to 27 months at September 30, 2018 from 26 months at September 30, 2017. The change since September 30, 2017 was due substantially to a change in the mix and duration of money market deposits as market interest rates increased. Additionally, a higher mix of fixed rate time deposits was obtained in the six month period ended September 30, 2018.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, although competition for new loans persists. A disciplined approach to loan pricing, with variable and adjustable rate loans comprising 64% of total loans (at September 30, 2018), has resulted in a loan portfolio yield of 5.69% for the three months ended September 30, 2018 as compared to 5.19% for the same period in 2017. Variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized loss before income tax on the investment portfolio was $18.9 million at September 30, 2018 as compared to a net unrealized loss before tax of $5.1 million at December 31, 2017. The increase in the net unrealized loss on the investment portfolio at September 30, 2018 as compared to December 31, 2017 was due primarily to the higher interest rates at September 30, 2018. At September 30, 2018, the net unrealized loss position represented -2.6% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from September 30, 2018. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at September 30, 2018, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at September 30, 2018 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at September 30, 2018 is 3.9 years, the loan portfolio 1.3 years, the interest bearing deposit portfolio 2.3 years, and the borrowed funds portfolio 1.6 years.

The following table reflects the result of simulation analysis on the September 30, 2018 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity

+400	+21.4%	+36.4%	+7.8%
+300	+16.1%	+27.3%	+6.0%
+200	+10.8%	+18.3%	+4.4%
+100	+5.4%	+9.2%	+2.5%
0	—	—	—
-100	-4.4%	-7.4%	-3.8%
-200	-6.0%	-10.3%	-8.6%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at September 30, 2018 are not considered to be excessive. The positive impact of +5.4% in net interest income and +9.2% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing counteracting the repricing of interest bearing deposits and floating rate FHLB advances.

In the third quarter of 2018, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at September 30, 2018 was similar to the interest rate risk position at December 31, 2017.

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

During the third quarter of 2018, average market interest rates increased across the yield curve. Overall, there was a flattening of the yield curve as compared to the third quarter of 2017 with rate increases being generally more significant at the front end of the yield curve.

As compared to the third quarter of 2017, the average two-year U.S. Treasury rate increased by 122 basis points from 1.36% to 2.58%, the average five year U.S. Treasury rate increased by 100 basis points from 1.81% to 2.81% and the average ten year U.S. Treasury rate increased by 68 basis points from 2.24% to 2.92%. The Company’s net interest margin for both the third quarter of 2018 and 2017 was 4.14%. The Company believes that the net interest margin in the most recent quarter as compared to 2017’s third quarter has been consistent with its risk analysis at December 31, 2017.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 94% and 91% of the Company’s revenue for the third quarter of 2018 and 2017, respectively.

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

At September 30, 2018, the Company had a positive GAP position of approximately $860 million or 11% of total assets out to three months and a positive cumulative GAP position of $613 million or 8% of total assets out to 12 months; as compared to a positive GAP position of approximately $511 million or 7% of total assets out to three months and a positive cumulative GAP position of $442 million or 6% of total assets out to 12 months at December 31, 2017. The change in the positive GAP position at September 30, 2018 as compared to December 31, 2017, was due to an increase in the floating rate investment portfolio, a decrease in the amount of customer repurchase agreements, and a slight decrease in the decay rate assumption for noninterest bearing demand account, factors which served to increase the measured repricing GAP as compared with that measure at year end 2017. The change in the GAP position at September 30, 2018 as compared to December 31, 2017 is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

GAP Analysis
September 30, 2018
(dollars in thousands)

Repricible in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$87,712	$96,577	$170,482	$153,410	$251,750	$759,931
Loans (1)(2)	3,858,500	605,300	1,034,069	772,753	592,778	6,863,400
Fed funds and other short-term investments	180,018	—	—	—	—	180,018
Other earning assets	73,007	—	—	—	—	73,007
Total	$4,199,237	$701,877	$1,204,551	$926,163	$844,528	$7,876,356	$181,499	$8,057,855

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$81,481	$225,594	$483,524	$349,989	$917,298	$2,057,886
Interest bearing transaction	459,455	—	—	—	—	459,455
Savings and money market	2,573,258	—	—	—	—	2,573,258
Time deposits	313,425	523,156	411,545	30,282	3,298	1,281,706
Customer repurchase agreements and fed funds purchased	36,446	—	—	—	—	36,446
Other borrowings	125,000	200,000	147,930	—	69,268	542,198
Total	$3,589,065	$948,750	$1,042,999	$380,271	$989,864	$6,950,949	$45,255	$6,996,204
GAP	$610,172	$(246,873)	$161,552	$545,892	$(145,336)	$925,407
Cumulative GAP	$610,172	$363,299	$524,851	$1,070,743	$925,407

Cumulative gap as percent of total assets	7.57%	4.51%	6.51%	13.29%	11.48%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$150,000	$—	$(75,000)	$(75,000)	$—	$—
Interest Rate Swaps - Fed Funds based	100,000	—	(100,000)	—	—	—
Total	$250,000	$—	$(175,000)	$(75,000)	$—	$—	$—	$—
GAP	$860,172	$(246,873)	$(13,448)	$470,892	$(145,336)	$925,407
Cumulative GAP	$860,172	$613,299	$599,851	$1,070,743	$925,407	$—
Cumulative gap as percent of total assets	10.67%	7.61%	7.44%	13.29%	11.48%

(1)	Includes loans held for sale
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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At September 30, 2018 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 332% of total risk based capital. Construction, land and land development loans represent 116% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

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

The actual capital amounts and ratios for the Company and Bank as of September 30, 2018 and December 31, 2017 are presented in the table below.

					Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations *
	Company		Bank
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2018
CET1 capital (to risk weighted assets)	$961,904	12.11%	$1,099,670	13.86%	6.375%	6.5%
Total capital (to risk weighted assets)	1,250,148	15.74%	1,167,914	14.72%	9.875%	10.0%
Tier 1 capital (to risk weighted assets)	961,904	12.11%	1,099,670	13.86%	7.875%	8.0%
Tier 1 capital (to average assets)	961,904	12.13%	1,099,670	13.87%	5.000%	5.0%

As of December 31, 2017
CET1 capital (to risk weighted aseets)	$845,123	11.23%	$969,250	12.91%	5.750%	6.5%
Total capital (to risk weighted assets)	1,129,954	15.02%	1,033,554	13.76%	9.250%	10.0%
Tier 1 capital (to risk weighted assets)	845,123	11.23%	969,250	12.91%	7.250%	8.0%
Tier 1 capital (to average assets)	845,123	11.45%	969,250	13.15%	5.000%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At September 30, 2018 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

GAAP Reconciliation (Unaudited)

(dollars in thousands except per share data)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Twelve Months Ended December 31, 2017	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Common shareholders' equity		$1,061,651	$950,438		$933,982
Less: Intangible assets		(106,481)	(107,212)		(107,150)
Tangible common equity		$955,170	$843,226		$826,832

Book value per common share		$30.94	$27.80		$27.33
Less: Intangible book value per common share		(3.10)	(3.13)		(3.14)
Tangible book value per common share		$27.84	$24.67		$24.19
Total assets		$8,057,855	$7,479,029		$7,393,656
Less: Intangible assets		(106,481)	(107,212)		(107,150)
Tangible assets		$7,951,374	$7,371,817		$7,286,506
Tangible common equity ratio		12.01%	11.44%		11.35%
Average common shareholders' equity	$1,040,826	$1,003,439	$906,174	$921,493	$890,817
Less: Average intangible assets	(106,629)	(106,949)	(107,117)	(107,010)	(107,105)
Average tangible common equity	$934,197	$896,490	$799,057	$814,483	$783,712

Net Income	$38,949	$111,959	$100,232	$29,874	$84,663
Average tangible common equity	$934,197	$896,490	$799,057	$814,483	$783,712
Annualized Return on Average Tangible Common	16.54%	16.70%	12.54%	14.55%	14.44%
Equity

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company maintained effective disclosure controls and procedures as of September 30, 2018.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company and its subsidiaries are participants in various legal proceedings incidental to their business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

Item 1A – Risk Factors

There have been no material changes as of September 30, 2018 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fixed-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
10.1	2016 Stock Option Plan (6)
10.2	2006 Stock Plan (7)
10.3	Employment Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (8)
10.4	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Antonio F. Marquez (9)
10.5	Amended and Restated Employment Agreement dated as of January 31, 2017, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul (10)
10.6	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Susan G. Riel (11)
10.7	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Janice L. Williams (12)

10.8	Non-Compete Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (13)
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (14)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul (15)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (16)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (17)
10.13	Form of Supplemental Executive Retirement Plan Agreement (18)
10.14	Amended and Restated Employment Agreement dated as of January 31, 2017 between EagleBank and Lindsey S. Rheaume (19)
10.15	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (20)
10.16	Virginia Heritage Bank 2006 Stock Option Plan (21)
10.17	Virginia Heritage Bank 2010 Long-Term Incentive Plan (22)
10.18	First Amendment to Amended and Restated Employment Agreement of Ronald D. Paul (23)
10.19	First Amendment to Employment Agreement of Charles D. Levingston (24)
10.20	First Amendment to Amended and Restated Employment Agreement of Antonio F. Marquez (25)
10.21	First Amendment to Amended and Restated Employment Agreement of Susan G. Riel (26)
10.22	First Amendment to Amended and Restated Employment Agreement of Janice L. Williams (27)
10.23	First Amendment to Amended and Restated Employment Agreement of Lindsey S. Rheaume (28)
10.24	2018 Senior Executive Incentive Plan (29)
10.25	2018 Long Term Incentive Plan (30)
11	Statement Regarding Computation of Per Share Income
See Note 9 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of Charles D. Levingston
32.1	Certification of Ronald D. Paul
32.2	Certification of Charles D. Levingston
101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i)	Consolidated Balance Sheets at September 30, 2018, December 31, 2017
(ii)	Consolidated Statement of Operations for the three and nine months ended September 30, 2018 and 2017
(iii)	Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017
(iv)	Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 and 2017
(v)	Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017
(vi)	Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by Reference to Exhibit 4.2 to the Company’s Current report on Form 8-K filed on July 22, 2016.
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-211857) filed on June 6, 2016.
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017.

(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(11)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(12)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017.
(14)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(15)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(17)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(18)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(19)	Incorporated by reference to Exhibit 10.7 to the Company’s current Report on Form 8-K filed on February 6, 2017.
(20)	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(21)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(22)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(25)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(26)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(27)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(28)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(29)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2018.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 9, 2018	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: November 9, 2018	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company