Form 10-K
period 2018-12-31
EAGLE BANCORP INC
filed 2019-03-01
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2018 was approximately $1.94 billion.

As of February 8, 2019, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 34,417,186.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on

May 16, 2019 are incorporated by reference in Part III hereof.

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

The Bank, a Maryland chartered commercial bank, which is a member of the Federal Reserve System, is the Company’s principal operating subsidiary. It commenced banking operations on July 20, 1998. The Bank currently operates twenty banking offices: six in Suburban Maryland; five located in the District of Columbia; and nine in Northern Virginia. Refer to Properties on page 36 for a listing of banking offices. The Bank may seek additional banking offices consistent with its strategic plan, although there can be no assurance that the Bank will establish any additional offices, or that any branch office will prove to be profitable.

The Bank has two active direct subsidiaries: Bethesda Leasing, LLC and Eagle Insurance Services, LLC. Bethesda Leasing, LLC holds title to and operates real estate owned and acquired through foreclosure. Eagle Insurance Services, LLC a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker.

The Bank operates as a community bank alternative to the super-regional financial institutions, which dominate its primary market area. The cornerstone of the Bank’s philosophy is to provide superior, personalized service to its clients. The Bank focuses on relationship banking, providing each client with a number of services, familiarizing itself with, and addressing itself to, client needs in a proactive, personalized fashion. Management believes that the Bank’s target market segments, small and medium-sized for profit and non-profit businesses and the consumer base working or living in and near the Bank’s market area, demand the convenience and personal service that an independent locally based financial institution such as the Bank can offer. These themes of convenience and proactive personal service form the basis for the Bank’s business development strategies.

The Company has grown primarily through organic growth over its twenty year history. Two acquisitions have been completed (one in 2008 and one in 2014). On August 31, 2008, the Company completed the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) which increased loans and deposits by approximately $361 million and $385 million, respectively. The acquisition of Virginia Heritage Bank (“Virginia Heritage”) completed on October 31, 2014, added approximately $800 million in loans, and $645 million in deposits. Refer to Note 6 to the Consolidated Financial Statements for additional disclosure regarding intangible assets established incident to mergers and acquisitions.

Description of Services. The Bank offers a broad range of commercial banking services to its business and professional clients, as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the Bank’s primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves. The Bank also offers online banking, mobile banking and a remote deposit service, which allows clients to facilitate and expedite deposit transactions through the use of electronic devices. A suite of Treasury Management services is also offered to business clients. The Bank’s deposits are insured by the Federal Deposit insurance Corporation, or FDIC, to the fullest extent provided by law.

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

The Bank’s loan portfolio consists primarily of traditional business and real estate secured loans. Commercial and industrial loans are made, with a substantial portion having variable and adjustable rates, and where the cash flow of the borrower/borrower’s operating business is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. Commercial real estate loans, which comprise the largest portion of the loan portfolio, are secured by both owner occupied and non-owner occupied real property and include a significant component of acquisition, development and construction, or ADC lending.

The Bank’s consumer loan portfolio is a smaller portion of the loan portfolio and is comprised generally of two loan types: (i) home equity loans and lines of credit that are structured with an interest only draw period followed either by a balloon maturity or a fully amortized repayment schedule; and (ii) first lien residential mortgage loans, although the Bank’s general practice is to sell conforming first trust loans on a servicing released basis to third party investors. In certain limited instances, residential mortgage first deed of trust loans are packaged along with a line of credit to the same borrower for sale in the secondary market by the Bank.

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

The Company originates multifamily FHA loans through the Department of Housing and Urban Development’s, or HUD’s, Multifamily Accelerated Program, or MAP. The Company securitizes these loans through the Government National Mortgage Association, or Ginnie Mae, MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and generally retains the mortgage servicing rights, or MSRs, for a period of time before the MSRs are packaged into a portfolio and sold.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System, which we refer to as the Federal Reserve Board or the Federal Reserve, and general economic conditions, nationally and in the Bank’s primary market area, could have a significant impact on the Bank’s and the Company’s results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. Economic conditions may also adversely affect the value of property pledged as security for loans.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At December 31, 2018, owner occupied commercial real estate and construction - C&I (owner occupied) represent approximately 14% of the loan portfolio. At December 31, 2018, non-owner occupied commercial real estate and real estate construction represented approximately 61% of the loan portfolio. The combined owner occupied and commercial real estate loans represented approximately 75% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 85% of all loans being secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment, and account receivable financing. This loan category represents approximately 22% of the loan portfolio at December 31, 2018 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 2% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 1% of the loan portfolio at December 31, 2018 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 2% of the loan portfolio consists of residential mortgage loans. At December 31, 2018, the repricing duration of these loans was 21 months. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank’s level of capital. At January 31, 2019, the Bank had a legal lending limit of $185 million. At December 31, 2018, the average loan size outstanding for Commercial Real Estate, or CRE, and Commercial and Industrial, or C&I, loans was $3.5 million and $788 thousand, respectively. In accordance with internal lending policies, the Bank may sell participations in its loans to other banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients.

The risk of nonpayment (or deferred payment) of loans is inherent in all lending. The Bank’s marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those associated with loans to larger companies. Management and/or committees of the Bank carefully evaluate loan applications and attempt to minimize credit risk exposure by use of extensive loan application data, due diligence, and approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.

The Bank originates residential mortgage loans primarily as a correspondent lender. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its investors, it also employs the services of the investor to underwrite the loans. Because the loans are originated within investor guidelines and designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term or may be required to return profits made should the loan prepay within a short period. The potential repurchase period varies by investor but can be up to approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. In certain instances, the Bank may provide equity loans (second position financing) in combination with residential first mortgage lending for purchase money and refinancing purposes.

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

Loans are secured primarily by duly recorded first deeds of trust or mortgages. In some cases, the Bank may accept a recorded junior trust position. In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate satisfactory financial condition. Additionally, an equity contribution toward the project is generally required whether associated with acquisition or construction of a property.

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

Loan-to-value, or LTV, ratios, with few exceptions, are maintained consistent with or below supervisory guidelines.

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

Commercial permanent loans are generally secured by improved real property, which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The debt service coverage ratio is ordinarily at least 1.15 to 1.0. As part of the underwriting process, debt service coverage ratios are stress tested assuming a 200 basis point increase in interest rates from their current levels.

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

The Company’s loan portfolio includes loans made for real estate ADC purposes, including both income producing and owner occupied projects. ADC loans amounted to $1.62 billion at December 31, 2018. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 70% of the outstanding ADC loan portfolio at December 31, 2018. The decision to establish a loan funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis and which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The Company has not experienced any significant issues with increased vacancy rates or lower rents for income producing properties financed. The construction loan portfolio has remained solid, particularly in areas of well-located residential and multifamily projects, as the housing market has continued to improve and stabilize. The Washington, D.C. metropolitan area real estate market has been relatively stable; however, certain segments, including suburban offices, have exhibited higher than normal vacancy and experienced concessions in specific submarkets. The impact of disruptions in government spending patterns, (i.e. government shutdowns, sequestration, program cuts or terminations, leasing activity, and changes in geographic distribution of government spending) while within manageable levels to date, remain of concern. As a result, the Company has continued to maintain somewhat higher environmental allocation factors for the allowance for loan and lease losses, or ALLL, associated with the real estate loan portfolio. As part of its overall risk assessments, management carefully reviews the Bank’s loan portfolio and general economic and market conditions on a regular basis and will continue to adjust both the specific and environmental reserve factors as necessary.

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

The Company and Bank maintain portfolios of short term investments and investment securities consisting primarily of U.S. agency bonds and government sponsored enterprise mortgage backed securities, municipal bonds, and corporate bonds. The Bank also owns equity investments related to membership in the Federal Reserve System and the Federal Home Loan Bank of Atlanta, or the FHLB. The Company’s securities portfolio also consists of equity investments in the form of common stock of two local banking companies. These portfolios provide the following objectives: capital preservation, liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. agency securities and high grade municipal and corporate securities, including subordinated debentures of U.S. regulated banks. High risk investments and non-traditional investments are prohibited. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the Asset Liability Committee, or ALCO, and mortgage backed pass through securities, which may have final stated maturities of 30 years, with average lives generally not to exceed eight years.

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

Internet Access to Company Documents. The Company provides access to its Securities and Exchange Commission (“SEC”) filings through its web site at www.eaglebankcorp.com. After accessing the web site, the filings are available upon selecting “Investor Relations/SEC Filings/Documents.” Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Further, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

MARKET AREA AND COMPETITION

The primary service area of the Bank is the Washington, D.C. metropolitan area. With a population of nearly 6.2 million, the region is the 6th largest metropolitan area in the US (US Census Bureau 2017). Total employment in the region is approximately 3,353,400 (Bureau of Labor Statistics report October 2018). The region has the 7th highest rate of job creation records of any market in the country with reported new job creation of 60,700 new jobs created in 2018. The Washington D.C. metropolitan area contains a substantial federal workforce, as well as a variety of support industries that employ professionals such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, and consultants. The Gross Regional Product (“GRP”) for the metropolitan area in 2017 was reported at $529 billion. Of this amount, approximately 30% is associated with spending by the government. Other significant sectors include professional and business services, education, health, leisure, and hospitality. The region also has a very active non-profit sector including trade associations, colleges, universities, and major hospitals. Transportation congestion and federal government spending levels remain threats to future economic development and quality of life in the area.

Montgomery County, Maryland, with a total population estimated at 1,058,810 as of 2017 and occupying an area of about 500 square miles, borders Washington, D.C. to the north and is roughly 30 miles southwest of Baltimore. Montgomery County represents a diverse and healthy segment of Maryland’s economy. Montgomery County is a thriving business center and is Maryland’s most populous jurisdiction. Population in the county is expected to grow 6.7% between 2017 and 2025. The State of Maryland boasts a demographic profile superior to the U.S. economy at large, and the economy in and around Montgomery County is among the best in Maryland. The number of jobs in Montgomery County has been relatively stable in the recent past with the public sector contributing about 20% of the employment. The unemployment rate in Montgomery County is among the lowest in the state at 2.6% in December of 2018, based on Bureau of Labor Statistics’, or BLS, Local Area Unemployment preliminary dataset. A highly educated population has contributed to favorable median household income of $103,178 with the number of households totaling 369,242. According to the U.S. census update, approximately 58% of the County’s residents in 2017 hold college or advanced degrees, placing the population of Montgomery County among the most educated in the nation. The area boasts a diverse business climate of over 27,000 businesses with over 424,372 private and public sector jobs. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector, and legal, financial services, health care, and professional services sectors. Major private employers include Adventist Healthcare, Lockheed Martin, Giant Food, and Marriott International. The county is also an incubator for firms engaged in biotechnology and the area has traditionally attracted significant amounts of venture capital. Montgomery County is home to many major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes of Health, National Oceanic and Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission, the Food and Drug Administration and the Walter Reed National Military Medical Center in Bethesda.

Prince George’s County, Maryland, covering just under 500 square miles, has a total estimated population of 912,756 as of July 2017 and is located just east of Washington, D.C. The county supports 306,694 households as of 2017 with median incomes of $78,607. The unemployment rate in the county was 3.7% in December of 2018 according BLS. Prince George’s County continues to promote a business friendly environment and is home to major employers such as the University of Maryland, Joint Base Andrews Naval Air Facility Washington, U.S. Internal Revenue Service and United Parcel Service.

The District of Columbia, in addition to being the seat of the federal government, is a vibrant city with a well-educated, diverse population. According to survey data from the latest U.S. Census, the estimated July 2018 population of the District of Columbia is approximately 702,455, up from 601,766 in 2010. Median household income, at $77,649 as of 2017, is above the national median level of $57,652. The growth of residents in the city is due partially to improvements in the city’s services and to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. As of July 2017, the housing market has grown to 314,805 units. While the federal government and its employees are a major factor in the economy, over 100 million square feet of commercial office space support a dynamic business community of more than 23,000 companies. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. Unemployment was 4.8% at December 2018 according to BLS. The disparity between the higher level of unemployment among District of Columbia residents and the strong employment trends reflects the high level of jobs in the District held by residents of the surrounding suburban jurisdictions. The District of Columbia has a well-educated and highly paid work force. The federal government accounts for approximately 27% of the employment and private firms provide an additional 68% with local government making up the other 5%. Other large employers include the many local universities and hospitals. Another significant factor in the economy is the leisure and hospitality industry, as Washington, D.C. remains a popular tourist destination for both national and international travelers.

Fairfax County, Virginia, which is just across the Potomac River and west from Washington, D.C., is a large, affluent jurisdiction with an estimated population of 1,148,433 as of July 2017 including Fairfax City. This county covers about 395 square miles. Fairfax County is one of the leading technology centers in the US. Eight Fortune 500 companies are headquartered in the county and 31 of the largest 100 technology federal contractors in the Washington D.C. metropolitan area are located in Fairfax County. The county has over 116.4 million square feet of office space and is one of the largest suburban office markets in the US. It is a thriving residential as well as business center with 393,380 households. The county is among the most affluent in the country with average annual household income of $117,515 as of 2017. Unemployment was 2.1% in December of 2018 according to BLS. Major companies headquartered in the county, which are also major employers, include Capital One Financial, CSC, Gannett, General Dynamics, Hilton Hotels, Leidos, Sallie Mae, and Inova Health Systems. In 2018, global construction firm Bechtel moved their corporate headquarters from San Francisco to Fairfax County. The county is also home to several federal entities including the CIA, Fort Belvoir and a major facility of the Smithsonian Institution.

Arlington County, Virginia, has an estimated population of over 234,965 as of July 2017. The county is made up of 26 square miles and is situated just west of Washington, D.C., directly across the Potomac River. There are approximately 102,310 households with a median household income of $112,138 as of July 2017. Significant private sector employers include Deloitte, Lockheed Martin, Virginia Hospital Center and Marriott International, Inc. The unemployment rate was just 1.7% at the end of 2018. This is the lowest unemployment rate in the state of Virginia and compares very favorably to the U.S rate of 3.9%. The population is highly educated, with about 74.1% of residents over 25 years of age holding at least a bachelor’s degree as of 2017. In 2017, Nestle moved their US headquarters to the County. In 2018, Amazon announced that they would be establishing a major corporate presence in Arlington as well.

Alexandria, Virginia is a city with an estimated population of 160,035 as of July 2017. The city is made up of just over 15 square miles and sits on the west bank of the Potomac River just south of Arlington, Virginia. There are approximately 68,663 households with a median household income of $93,370 as of July 2017. Alexandria has almost 4,711 employer establishments, located in the more than 22 million square feet of office space existing in the city as of December 2016. The unemployment rate was just 1.9% at the end of 2018 according to BLS. The population is highly educated, with over 61.8% of residents over 25 years of age holding at least a bachelor’s degree as of 2017.

Loudoun County, Virginia covers about 520 square miles of land 25 miles northwest of Washington, D.C. and boasts a population of 398,080 as of July 2017. Median income, according to July 2017 Census Bureau data, is $129,588 which is more than twice the national median household income of $57,652. The Virginia Employment Commission expects to see employment growth of 1.2% annually through 2024. The major private employers in the county include United Airlines, Inc., Raytheon Company, Loudoun Hospital Center and Swissport U.S.A., Inc. The county is also home to public sector employees such as the Loudoun County Schools, County of Loudoun, U.S. Department of Homeland Security and the Postal Service.

Throughout the Washington, D.C. metropolitan area, competition is significant from large banking institutions headquartered in and outside of the area. Although some consolidation has occurred in the market in the past few years, the Bank continues to compete with other community banks, savings and loan associations, credit unions, mortgage companies and finance companies, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, private lenders and nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and make larger technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions headquartered out-of-state allows for higher lending limits than the Bank, although the Bank’s current lending limit is quite favorable and able to accommodate the credit needs of most businesses in the Washington D.C. metropolitan area, which distinguishes it from most community banks in the market area. Some of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent lesser regulation in the case of mortgage companies, finance companies, and many nontraditional competitors. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, regulation of all financial firms has been heightened, although new draft legislation in 2018 is expected to diminish bank regulatory pressures. Under current law, unlimited interstate de novo branching is available to all state and federally chartered banks. As a result, institutions, which previously were ineligible to establish de novo branches in the Bank’s market area, may elect to do so.

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

Effective March 12, 2018, the Bank entered into a five year sponsorship of the Major League Soccer club D.C. United. EagleBank has been designated the official bank of D.C. United and the “EagleBank Club” at Audi Field, the soccer club’s stadium in southwest Washington D.C., provides premium seating for fans and patrons of the Bank. The stadium opened in the summer of 2018 and hosts cultural and community events and concerts as well as Major League Soccer games.

EMPLOYEES

At December 31, 2018 the Bank employed 470 persons on a full time basis (six of whom are executive officers of the Bank), which compares to 466 employees at December 31, 2017. None of the Bank’s employees are represented by any collective bargaining group and the Bank believes that its employee relations are good. At December 31, 2018, the Bank provided a benefit program, which included health and dental insurance, a 401(k) plan, life and short and long-term disability insurance, and company paid fitness facilities in various locations. Additionally, the Company maintains an employee stock purchase plan and a stock-based compensation plan for employees of the Bank who meet certain eligibility requirements. A performance-based stock compensation plan is also maintained for executive officers meeting certain requirements. All employees benefit from robust training programs and tuition assistance. Additionally, leadership development programs are offered to employees who meet certain eligibility requirements.

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

With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in, a company that engages in activities which the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare. The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

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

The Gramm Leach-Bliley Act of 1999, or GLB Act, allows a bank holding company or other company to certify status as a financial holding company, which would allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The Company has not elected financial holding company status.

The Federal Deposit Insurance Act, or FDIA, and Federal Reserve policy require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. In addition, where a bank holding company has more than one FDIC insured bank or thrift subsidiary, each of the bank holding company’s subsidiary FDIC-insured depository institutions is responsible for losses to the FDIC as a result of an affiliated depository institution’s failure. As a result of a bank holding company’s source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinated capital or other instruments which qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the Bank.

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

As a Maryland corporation, the Company is subject to additional limitations and restrictions. For example, state law restrictions include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, minutes, borrowing and the observance of corporate formalities.

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

Brokered Deposits. A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. Recently enacted legislation excludes reciprocal deposits of up to the lesser of $5 billion or 20% of an institution’s deposits from the definition of brokered deposits, where the institution is “well-capitalized” and has a composite rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2018, brokered deposits, represented approximately 19% of our total deposits. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well-capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowing, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations.

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

Office of Foreign Assets Control. The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others, which are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on a “U.S. person” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of a sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

The federal banking agencies have adopted rules, referred to as the Basel III Rules, to implement the framework for strengthening international capital and liquidity regulation adopted by the Basel Committee on Banking Supervision, or Basel III. The Basel III framework, among other things, (i) introduced common equity tier one capital, or CET1, (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the adjustments as compared to existing regulations.

Basel III requires banks to maintain: (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” of 2.5%, or 7.0%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer, or 10.5%; and (iv) a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when federal banking agencies determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer of 2.5% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress.

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

Under the Basel III Rules, mortgage-servicing assets and deferred tax assets are subject to stricter limitations than those previously applicable under capital rules. More specifically, certain deferred tax assets arising from temporary differences, mortgage-servicing assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock are each subject to an individual limit of 10% of common equity Tier 1 capital elements and are subject to an aggregate limit of 15% of common equity Tier 1 capital elements. The amount of these items in excess of the 10% and 15% thresholds are to be deducted from common equity Tier 1 capital. Amounts of mortgage servicing assets, deferred tax assets, and significant investments in unconsolidated financial institutions that are not deducted due to the aforementioned 10% and 15% thresholds must be assigned a 250% risk weight. Finally, the rule increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors. A recent rule proposal would revise the treatment of deferred tax assets and mortgage servicing rights to increase the amounts of such assets includable in capital.

The Basel III Rules also include, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of additional other comprehensive income, or AOCI, which primarily consists of unrealized gains and losses on available-for-sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rules to that institution. The Company opted-out of this requirement and, as such, does not include AOCI in its regulatory capital calculation. The Basel III Rules also require a 4% minimum leverage ratio, and a 5% leverage ratio to be considered well capitalized.

The Basel III Rules also made changes to the manner of calculating risk weighted assets. New methodologies for determining risk weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as “high-volatility commercial real estate,” or HVCRE, loans are required to be assigned a 150% risk weighting, and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the LTV is less than the applicable maximum supervisory LTV ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised “as completed” value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full. The “Economic Growth, Regulatory Relief, and Consumer Protection Act,” or the 2018 Act, expanded the exclusion from HVCRE loans to include credit facilities financing the acquisition or refinance of, or improvements to, existing income producing property, secured by the property, if the cash flow being generated by the property is sufficient to support the debt service and expenses of the property in accordance with the institution’s loan criteria for permanent financing. The 2018 Act also provides that the value of contributed property will be its appraised value, rather than its cost. The 2018 Act permits an institution to reclassify an HVCRE loan as a non-HVCRE loan upon substantial completion of the project, where the cash flow from the property is sufficient to support debt service and expenses, in accordance with the institution’s underwriting criteria for permanent financing. Basel III subjected the higher risk loans that were made by ECV to higher risk weightings, and as such those loans required additional capital, or substantial restructuring in order to avoid such higher risk weights.

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

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, or RWA, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV supported the revisions. Although it is uncertain at this time, it is anticipated that some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Bank.

The 2018 Act also directs the federal bank regulatory agencies to develop a “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average consolidated total assets, of not less than 8% and not more than 10%. In November 2018, the federal banking agencies proposed a Community Bank Leverage Ratio of 9%. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures and such other facts as the appropriate federal banking agencies determine to be appropriate. If the Company and Bank qualify for this simplified capital regime, there can be no assurance that satisfaction of the Community Bank Leverage Ratio will provide adequate capital for their operations and growth, or an adequate cushion against increased levels of nonperforming assets or weakened economic conditions.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions, which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. The following capital requirements currently apply to the Bank for purposes of Section 38.

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

A “critically undercapitalized institution” is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the Deposit Insurance Fund. Unless the FDIC or other appropriate federal banking agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital, which has been raised and is imminently available for infusion into the Bank, except for certain technical requirements, which may delay the infusion for a period of time beyond the 90 day time period.

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

The Dodd-Frank Act. The Dodd-Frank Act made significant changes to the current bank regulatory structure, which affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. Although it is not possible to determine the ultimate impact of this statute and regulations, the following provisions are considered to be of greatest significance to the Company:

●	Expanded the authority of the Federal Reserve Board to examine bank holding companies and their subsidiaries, including insured depository institutions.

●	Required a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition.

●	Provided mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures.

●	Created the Consumer Financial Protection Bureau, or CFPB, which has rulemaking authority for a wide range of consumer protection laws that apply to all banks, and has broad powers to supervise and enforce consumer protection laws.

●	Created the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.

●	Introduced additional corporate governance and executive compensation requirements on companies subject to the Securities Exchange Act of 1934, as amended, or Exchange Act.

●	Permitted FDIC-insured banks to pay interest on business demand deposits.

●	Codified the requirement that holding companies and other companies that directly or indirectly control an insured depository institution to serve as a source of financial strength.

●	Made permanent the $250 thousand limit for federal deposit insurance.

●	Permitted national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

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

The 2018 Act includes provisions revising Dodd-Frank Act provisions, including provisions that, among other things: (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) exempt certain transactions valued at less than $400,000 in rural areas from appraisal requirements; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the expanded data disclosures required under the Home Mortgage Disclosure Act, or HMDA (the provision would not apply to nonbanks and would not exempt institutions from HMDA reporting altogether); (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TILA-RESPA Integrated Disclosure applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use; (vi) revise treatment of HVCRE exposures; and (vii) create the simplified Community Bank Leverage Capital Ratio. The 2018 Act also exempts community banks from Section 13 of the Bank Holding Company Act, commonly referred to as the Volcker Rule, if they have less than $10 billion in total consolidated assets; and exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than five percent of their total assets from the Volcker Rule restrictions on trading with their own capital. The 2018 Act also adds certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and creation of an identity theft protection database.

In addition, other new proposals for legislation continue to be introduced in the Congress that could further substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose the Company to additional costs, including increased compliance costs. These changes also may require significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, a new, independent federal agency within the Federal Reserve System having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the GLB Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with over $10 billion in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The changes resulting from the Dodd-Frank Act and CFPB rulemakings and enforcement policies may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require us to change our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. The CFPB has issued rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB has also issued rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans and rules which , among other things, expand the scope of information lenders must report in connection with mortgage and other housing-related loan applications under HMDA. These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

The rule implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan, established certain minimum requirements for creditors when making ability to pay determinations, and established certain protections from liability for mortgages meeting the definition of “qualified mortgages.” Generally, the rule applies to all consumer-purpose, closed-end loans secured by a dwelling including home-purchase loans, refinances and home equity loans – whether a first or subordinate lien. The rule does not cover, among other things, home equity lines of credit or other open-end credit; temporary or “bridge” loans with a term of 12 months or less, such as a loan to finance the initial construction of a dwelling; a construction phase of 12 months or less of a construction-to-permanent loan; and business-purpose loans, even if secured by a dwelling. The rule afforded greater legal protections for lenders making qualified mortgages that are not “higher priced.” Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Mandatory features of a qualified mortgage include: (1) a loan term not exceeding 30 years; and (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment. Further, the rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, or balloon payments. The rule created special categories of qualified mortgages originated by certain smaller creditors. To the extent that we seek to make qualified mortgages, we are required to comply with these rules, subject to available exclusions. Our business strategy, product offerings, and profitability may change as the rule is interpreted by the regulators and courts.

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

Additionally, the federal bank regulatory agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions, which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

FDIC Insurance Premiums. The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Through the second quarter of 2016, four risk categories (I-IV), each subject to different premium rates, ranging from a low of 2.5 basis points up to 45 basis points, were established based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. An insured institution was required to pay deposit insurance premiums on its assessment base in accordance with its risk category. In general, a bank’s assessment base is determined by subtracting the bank’s tangible equity and certain allowable deductions from its consolidated average assets. There were three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. Effective for the third quarter of 2016, the risk based system was amended for banks with less than $10.0 billion in assets that have been FDIC-insured for at least five years, to replace the four risk categories for determining a bank’s assessment rate with a financial ratios method based on a statistical model estimating the bank’s probability of failure over three years, utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The revised rule provides a new brokered deposit ratio applicable to all small banks, whereby brokered deposits in excess of 10% of total consolidated assets (inclusive of reciprocal deposits if a bank is not well-capitalized or has a composite supervisory rating other than a 1 or 2) may result in increased assessment rates for banks which experience rapid growth; lowers the range of assessment rates authorized to 1.5 basis points for an institution posing the least risk, to 40 basis points for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more. Banks with over $10.0 billion in total consolidated assets are required to pay a surcharge of 4.5 basis points on their assessment basis, subject to certain adjustments. The FDIC may also impose special assessments from time to time. Under the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), FDIC insured institutions with assets in excess of $10 billion will be subject to a phase out of the deductibility of deposit insurance premiums.

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

Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In addition to those described in “Caution About Forward Looking Statements,” these factors include:

●	Actual or anticipated quarterly fluctuations in our operating results and financial condition;

●	Changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

●	Reports in the press, internet, or investment community generally or relating to our reputation or the financial services industry, whether or not those reports are based on accurate, complete or transparent information;

●	Strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

●	Fluctuations in the stock price and operating results of our competitors;

●	Future sales of our equity or equity-related securities;

●	Proposed or adopted regulatory changes or developments;

●	Domestic and international economic and political factors unrelated to our performance;

●	Actions of one or more investors in selling our common stock short; and

●	General market conditions and, in particular, developments related to market conditions for the financial services industry.

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

Shareholders may not be able to readily sell large quantities of common stock at prevailing market prices.

Although the daily trading volume of our common stock on Nasdaq Capital Market, or Nasdaq, has increased, averaging approximately 204,346 shares per trading day for 2018 and 375,677 shares per the last 90 trading days through February 22, 2019, there can be no assurance that the market for our common stock can accommodate the sale of large quantities of our common stock in a short time frame without adversely impacting the market price for our stock. As a result, shareholders may find it difficult to sell a significant number of shares of our common stock at the prevailing market price.

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

The payment of a cash dividend on our common stock will depend largely upon the ability of the Bank, the Company’s principal operating business, to declare and pay dividends to the Company. Payment of dividends on the common stock will also depend upon the Bank’s earnings, financial condition, and need for funds, as well as laws, regulations and governmental policies applicable to the Company and the Bank, which limit the amount of dividends that may be declared. Additionally, under the Basel III Rule, banking institutions that do not meet certain CET1 to risk-weighted asset thresholds may face constraints on its ability to pay dividends and/or effect equity repurchases based on the amount of the shortfall, if any. Refer to “Regulation” under Item 1 and to “Market for Common Stock” under Item 5 for additional information.

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

The Company accounts for goodwill and other intangible assets in accordance with generally accepted accounting principles (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

We may not be able to manage future growth and competition.

We have grown rapidly in the past several years, through acquisition and through organic growth. We intend to seek further growth in the level of our assets and deposits and selectively in the number of our branches, both within our existing footprint within the Washington, D.C. metropolitan area, although no additional branches are currently anticipated in 2019. We cannot provide any assurance that we will continue to be able to maintain our rate of growth at acceptable risk levels and upon acceptable terms, while managing the costs and implementation risks associated with our growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability, or that we would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect our results of operations, financial condition and stock price.

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

The Company and the Bank are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by some softness in selected segments of the real estate market and constrained financial markets, highlighted by a historically flat yield curve. While conditions have improved since the depths of the financial crisis, should declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment (e.g. government shutdowns) re-emerge, such events could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses. The Company may also face the following risks in connection with these events:

●	Economic conditions that negatively affect commercial real estate values and the job market may result in a deterioration in credit quality of our loan portfolio, and such deterioration in credit quality could have a negative impact on our business;

●	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;

●	A reduction in the size, spending or employment levels of the federal, state and/or local governments in the Washington, D.C. metropolitan area could have a negative effect on the economy in the region, on our customers and on real estate prices;

●	The methodologies we use to establish our allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation; and

●	Compliance with regulations of the banking industry may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

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

From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that the Company: (i) calculate the allowance for loan losses on the basis of the current expected credit losses over the lifetime of its loans, or the CECL model, which is expected to be applicable to the Company beginning in 2020; and (ii) record the value of assets and liabilities relating to operating leases on our balance sheet, which became applicable to the Company in 2019. These changes could adversely affect the Company’s and Bank’s capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics.

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

As we grow, we will have to maintain our regulatory capital levels at or above the required minimum levels. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected or we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing shareholders. The significant level of ADC loans in our portfolio, and new loans sought by customers, which may be required to be assigned a higher risk weight, could require us to maintain additional capital for these loans.

Our results of operations, financial condition and the value of our shares may be adversely affected if we are not able to continue to grow our assets.

Since opening for business in 1998, our asset level, loans and net income available to common shareholders have increased significantly. We may not be able to achieve continued growth in asset levels, loans, or earnings in future years. Moreover, as our asset size, loan portfolio and earnings increase, it may become more difficult to achieve high rates of increase. Additionally, it may become more difficult to achieve continued improvements in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced to date. Declines in the rate of growth of income or assets or deposits, and increases in operating expenses or nonperforming assets may have an adverse impact on the value of the common stock.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels. Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which constituted 30% of our total deposits at December 31, 2018. If we are unable to increase customer deposits in an amount sufficient to fund loan growth, we may be required to rely on other, potentially more expensive, sources of liquidity, such as FHLB borrowings, brokered deposits and repurchase agreements, to fund loan growth, which could adversely affect our earnings, or reduce our rate of growth, which could adversely effect our earnings and stock price.

We also have a significant amount of deposits, which are in excess of the maximum FDIC insurance coverage limits. At any time, customers who have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder, or “too big to fail” or could elect to use other non-deposit funding products, such as repurchase agreements, that may require the Bank to pay higher interest and to provide securities as collateral for the Bank’s repurchase obligation. At December 31, 2018, the Bank had approximately $2.87 billion of uninsured deposits, or 41% of our total deposits.

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

We will be subject to heightened regulatory requirements if our total assets grow and exceed $10.0 billion.

As of December 31, 2018, our total assets were $8.39 billion. We anticipate that our total assets may exceed $10 billion within the next several years. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are examined directly by the CFPB with respect to various federal consumer protection laws, subject to enhanced prudential regulation, and subject to additional regulatory requirements. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of significant expenses, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our concentrations of loans may create a greater risk of loan defaults and losses.

A substantial portion of our loans are secured by real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2018, 85% of our loans were secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $1.62 billion, or 23% of portfolio loans, were land, land development, and construction loans. An additional $1.55 billion, or 22% of portfolio loans, were commercial and industrial loans, which are generally not secured by real estate. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and, as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

Under guidance adopted by the federal banking agencies, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. Although not currently anticipated, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans.

Our Residential Lending department may not continue to provide us with significant noninterest income.

In 2018, the Bank originated $416 million and sold $422 million of residential mortgage loans to investors, as compared to $609 million originated and $638 million sold to investors in 2017. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. The 2017 Tax Act includes changes to the limits of the mortgage interest deduction that could make home ownership less attractive, reducing the demand for residential mortgage loans. Additionally, in many respects, the traditional mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors we cannot be certain that we will be able to continue to maintain or increase the volume or percentage of revenue or net income produced by the residential mortgage business.

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

In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further we may be subject to regulatory enforcement actions. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, regulatory order or agreement, informal enforcement action, or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in additional litigation, investigations or proceedings as other litigants and/or government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, results of operations and results of operations.

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

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2018, our cumulative net asset sensitive twelve month gap position was +5% of total assets. As such, we expect modest increases of approximately 4.8% and 7.9%, respectively, in projected net interest income and net income over a twelve month period resulting from a 100 basis point increase in rates and our residential mortgage origination and sale volume could decline as interest rates increase. The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.

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

Uncertainty relating to the phasing out of LIBOR may adversely affect our results of operations.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

The inability to obtain LIBOR rates, and the uncertainty as to the nature, comparability and utility of alternative reference rates which have been or may be established may adversely affect the value of LIBOR-based loans, investment securities and other financial instruments in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and the Bank is required to implement substitute indices for the calculation of interest rates under its loan agreements, it may incur additional expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse affect on its results of operations.

We may not be able to successfully compete with others for business.

The Washington, D.C. metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is a highly competitive banking market. We compete for loans, deposits, and investment dollars with numerous regional and national banks, online divisions of out-of-market banks, and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, private lenders and nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. Our profitability depends upon our continued ability to successfully compete with traditional and new financial services providers, some of which maintain a physical presence in our market areas and others of which maintain only a virtual presence. Many competitors have substantially greater resources than us, and some operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

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

The banking industry is highly regulated and supervised under federal and state laws and regulations (“laws and regulations”) that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. The Company and Bank are subject to regulation and supervision by the Federal Reserve, the FDIC, as well as our state regulator. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The laws and regulations applicable to the Company and Bank govern a variety of matters, including permissible types, amounts and terms of loans and investments they may make, the maximum interest rate that may be charged, the amount of reserves that must hold against deposits, the types of deposits that may be accepted and the rates that may be paid on such deposits, maintenance of adequate capital and liquidity, changes in control of the Company and Bank, transactions between the Bank and its affiliates, handling of nonpublic information, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition and results of operations. Also, the burden imposed by those laws and regulations may place banks in general, including the Bank in particular, at a competitive disadvantage compared to its non-bank competitors. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

Banks and other financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable federal and state laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. Future changes may have a material adverse effect on our business, financial condition and results of operations. Federal regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations to us. Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring it to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations.

In addition, given the current economic and financial environment, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of our business differs from our assessment, we may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to keep up with the rapid technological changes in the financial services industry could have a material adverse effect on our competitive position and profitability.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete effectively and could have a material adverse effect on our business, financial condition or results of operations. As these technologies are improved in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have a material adverse effect on our business, financial condition and results of operations.

We depend on the use of data and modeling in both management’s decision-making generally and in meeting regulatory expectations in particular.

The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision-making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for loan loss measurement, portfolio stress testing and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlies them. We anticipate that model-derived insights will be used more widely in decision-making in the future. While these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to laws regarding the privacy, information security and protection of personal information, and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information, or PII, in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third parties), as well as planning for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

All properties out of which the Company operates are leased properties. As of December 31, 2018, the Company and its subsidiaries operated out of 29 leased facilities; 20 of which are leased for branch offices in the Washington, D.C. metropolitan area: six in Suburban, Maryland; nine located in Northern Virginia; and five in the District of Columbia.

Maryland Branch Locations:	Virginia Branch Locations:

Bethesda 7815 Woodmont Avenue Bethesda, Maryland 20814	Ballston 4420 N. Fairfax Drive Arlington, Virginia 22203

Chevy Chase 5480 Wisconsin Avenue Chevy Chase, Maryland 20815	Chantilly 13986 Metrotech Drive Chantilly, Virginia 20151

Park Potomac 12505 Park Potomac Avenue Potomac, Maryland 20854	Dulles Town Center 45745 Nokes Boulevard Sterling, Virginia 20166

Shady Grove 9600 Blackwell Road Rockville, Maryland 20850	Fairfax 11166 Fairfax Boulevard Fairfax, Virginia 22030

Silver Spring 8665-B Georgia Avenue Silver Spring, Maryland 20910	Merrifield 2905 District Avenue Fairfax, Virginia 22031

Twinbrook 12300 Twinbrook Parkway Rockville, Maryland 20852	Old Town Alexandria 277 S. Washington Street Alexandria, Virginia 22314

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

Georgetown 3143 N Street, NW Washington, D.C. 20007

Corporate Offices and Commercial Lending Centers:

Executive Offices and Commercial Lending Center 7830 Old Georgetown Road Bethesda, Maryland 20814

Tysons Corner Corporate Offices Commercial Lending Center 8245 Boone Boulevard, Suite 820 Tysons Corner, Virginia 22182

K Street Corporate / Commercial Lending Center Commercial Deposit Operations Center 2001 K Street, NW, Suite 150 Washington, D.C. 20006

Residential Real Estate Lending:	Other Properties:

Residential Lending Center 6010 Executive Boulevard, Suite 300 Rockville, Maryland 20852	Operation Centers 11961 and 12200 Tech Road Silver Spring, Maryland 20904

Reston Office Residential Lending Center 12011 Sunset Hills Road Reston, Virginia 20190	Administration Center 6010 Executive Boulevard, Suite 800 Rockville, Maryland 20852

Tysons Office Residential Lending Center 8245 Boone Boulevard, Suite 820 Tysons Corner, Virginia 22182

ITEM 3.	LEGAL PROCEEDINGS

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

Market for Common Stock. The Company’s common stock is listed for trading on the Nasdaq Capital Market under the symbol “EGBN.” Over the twelve month period ended December 31, 2018, the average daily trading volume amounted to approximately 204,346 shares, an increase from approximately 155,771 shares over the twelve month period ended December 31, 2017. No assurance can be given that a more active trading market will develop or can be maintained. No cash dividends for common shareholders were declared during such periods. As of February 8, 2019, there were 34,417,186 shares of common stock outstanding, held by approximately 680 shareholders of record. Based on the most recent mailings, the Company believes beneficial shareholders number approximately 20,589. Our directors and executive officers currently own approximately 8.22% of our outstanding shares of common stock.

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

Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2018 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

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

Issuer Repurchase of Common Stock. No shares of the Company’s common stock were repurchased by or on behalf of the Company during 2018 or 2017.

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for “Securities Authorized for Issuance Under Equity Compensation Plans.”

Stock Price Performance. The following table compares the cumulative total return on a hypothetical investment of $100 in the Company’s common stock on December 31, 2013 through December 31, 2018, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (U.S. Companies) and the KBW Regional Banking Index for the comparable period, including reinvestment of dividends. The Nasdaq Bank index includes a broad range of financial services companies listed on the Nasdaq Stock Market, while the KBW Regional Banking Index seeks to reflect the performance of publicly traded companies that do business as regional banks or thrifts listed on all U.S. stock markets.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Eagle Bancorp, Inc.	100.00	115.96	164.77	198.99	189.03	159.03
Nasdaq Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
KBW Nasdaq Regional Banking Index	100.00	102.42	108.48	150.80	153.45	126.59

ITEM 6.	SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the Company. It should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 43 and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

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

	Years Ended December 31,
(dollars in thousands except per share data)	2018	2017	2016	2015	2014
Balance Sheets - Period End
Securities	$784,139	$589,268	$538,108	$504,772	$404,903
Loans held for sale	19,254	25,096	51,629	47,492	44,317
Loans	6,991,447	6,411,528	5,677,893	4,998,368	4,312,399
Allowance for credit losses	69,944	64,758	59,074	52,687	46,075
Intangible assets, net	105,766	107,212	107,419	108,542	109,908
Total assets	8,389,137	7,479,029	6,890,096	6,075,577	5,246,684
Deposits	6,974,285	5,853,984	5,716,114	5,158,444	4,310,768
Borrowings	247,709	618,466	285,390	141,284	279,224
Total liabilities	7,280,196	6,528,591	6,047,297	5,336,976	4,625,925
Preferred shareholders’ equity	—	—	—	—	71,900
Common shareholders’ equity	1,108,941	950,438	842,799	738,601	548,859
Total shareholders’ equity	1,108,941	950,438	842,799	738,601	620,759
Tangible common equity (1)	1,003,175	843,226	735,380	630,059	438,951

Statements of Operations
Interest income	$393,286	$324,034	$285,805	$253,180	$191,573
Interest expense	76,293	40,147	27,640	19,238	13,095
Provision for credit losses	8,660	8,971	11,331	14,638	10,879
Noninterest income	22,586	29,372	27,284	26,628	18,345
Noninterest expense (2)	126,711	118,552	115,016	110,716	99,728
Income before taxes	204,208	185,736	159,102	135,216	86,216
Income tax expense (7)	51,932	85,504	61,395	51,049	31,958
Net income (2)(7)	152,276	100,232	97,707	84,167	54,258
Preferred dividends	—	—	—	601	614
Net income available to common shareholders (2)(7)	152,276	100,232	97,707	83,566	53,644
Total Revenue	339,579	313,259	285,449	260,570	196,823

	Years Ended December 31,
(dollars in thousands except per share data)	2018	2017	2016	2015	2014
Per Common Share Data
Net income, basic (2)(3)	$4.44	$2.94	$2.91	$2.54	$2.01
Net income, diluted (2)(3)	4.42	2.92	2.86	2.50	1.95
Book value (3)	32.25	27.80	24.77	22.07	18.21
Tangible book value (3)(4)	29.17	24.67	21.61	18.83	14.56
Common shares outstanding	34,387,919	34,185,163	34,023,850	33,467,893	30,139,396
Weighted average common shares outstanding, basic	34,306,336	34,138,536	33,587,254	32,836,449	26,683,759
Weighted average common shares outstanding, diluted	34,443,040	34,320,639	34,181,616	33,479,592	27,550,978
Ratios
Net interest margin	4.10%	4.15%	4.16%	4.33%	4.44%
Efficiency ratio (2)(5)	37.31%	37.84%	40.29%	42.49%	50.67%
Return on average assets (2)(3)	1.91%	1.41%	1.52%	1.49%	1.31%
Return on average common equity (2)(3)	14.89%	11.06%	12.27%	12.32%	13.50%
Return on average tangible common equity (2)(3)	16.63%	12.54%	14.19%	14.69%	14.27%
CET1 capital (to risk weighted assets) (6)	12.49%	11.23%	10.80%	10.68%	—
Total capital (to risk weighted assets)	16.08%	15.02%	14.89%	12.75%	12.97%
Tier 1 capital (to risk weighted assets)	12.49%	11.23%	10.80%	10.68%	10.39%
Tier 1 capital (to average assets)	12.10%	11.45%	10.72%	10.90%	10.69%
Tangible common equity ratio	12.11%	11.44%	10.84%	10.56%	8.54%

Asset Quality
Nonperforming assets and loans 90+ past due	$17,671	$14,632	$20,569	$19,091	$35,667
Nonperforming assets and loans 90+ past due to total assets	0.21%	0.20%	0.30%	0.31%	0.68%
Nonperforming loans to total loans	0.23%	0.21%	0.31%	0.26%	0.52%
Allowance for credit losses to loans	1.00%	1.01%	1.04%	1.05%	1.07%
Allowance for credit losses to nonperforming loans	429.72%	489.20%	330.49%	397.95%	205.30%
Net charge-offs	$3,475	$3,286	$4,945	$8,026	$5,724
Net charge-offs to average loans	0.05%	0.06%	0.09%	0.17%	0.17%

(1)	Tangible common equity, a non-GAAP financial measure, is defined as total common shareholders’ equity reduced by goodwill and other intangible assets.

(2)	The reported figure for 2014 includes the effect of $4.7 million of merger related expenses ($3.5 million net of tax), or $0.14 per diluted share.

(3)	The reported figure for 2017 includes one time charges to reduce the carrying value of net deferred tax assets by $14.6 million, required as a result of the reduction in corporate income tax rates to 21% in the 2017 Tax Act. As the magnitude of the net deferred tax asset revaluation distorts the operational results of the Company, we present in the GAAP reconciliation below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations certain performance ratios excluding the effect of the net deferred tax asset revaluation during the year ended December 31, 2017. We believe this information is important to enable shareholders and other interested parties to assess the core operational performance of the Company.

(4)	Tangible book value per common share, a non-GAAP financial measure, is defined as tangible common shareholders’ equity divided by total common shares outstanding.

(5)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(6)	Not applicable to fiscal years prior to 2015.

Non-GAAP Reconciliation (Unaudited)	Years Ended December 31,
(dollars in thousands except per share data)	2018	2017	2016	2015	2014
Common shareholders’ equity	$1,108,941	$950,438	$842,799	$738,601	$548,859
Less: Intangible assets	(105,766)	(107,212)	(107,419)	(108,542)	(109,908)
Tangible common equity	$1,003,175	$843,226	$735,380	$630,059	$438,951

Book value per common share	$32.25	$27.80	$24.77	$22.07	$18.21
Less: Intangible book value per common share	(3.08)	(3.13)	(3.16)	(3.24)	(3.65)
Tangible book value per common share	$29.17	$24.67	$21.61	$18.83	$14.56

Total assets	$8,389,137	$7,479,029
Less: Intangible assets	(105,766)	(107,212)
Tangible assets	$8,283,371	$7,371,817
Tangible common equity ratio	12.11%	11.44%

Average common shareholders’ equity	$1,022,642	$906,169
Less: Average intangible assets	(106,806)	(107,117)
Average tangible common equity	$915,836	$799,052

Net Income	$152,276	$100,232
Average tangible common equity	$915,836	$799,052
Annualized Return on Average Tangible Common Equity	16.63%	12.54%

(dollars in thousands except per share data)	Year Ended December 31, 2017
	GAAP	Change	Non-GAAP
Income Statements:
Income tax expense	85,504	(14,588)	70,916
Net income	$100,232	$(14,588)	$114,820

Earnings Per Common Share
Basic	$2.94	$0.43	$3.36
Diluted	$2.92	$0.42	$3.35

Performance Ratios (annualized):
Return on average assets	1.41%		1.62%
Return on average common equity	11.06%		12.67%

	As of December 31, 2017
Assets	GAAP	Change	Non-GAAP
Deferred income taxes	28,770	14,588	43,358
Total Assets	$7,479,029	$14,588	$7,493,617

Shareholders’ Equity
Retained earnings	431,544	14,588	446,132
Total Shareholders’ Equity	950,438	14,588	965,026
Total Liabilities and Shareholders’ Equity	$7,479,029	$14,588	$7,493,617

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Caution About Forward Looking Statements. This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phases of similar meaning. These forward looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward looking statements:

●	The strength of the United States economy, in general, and the strength of the local economies in which we conduct operations;

●	Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

●	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board, inflation, interest rate, market and monetary fluctuations;

●	Results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses, to write-down assets or to hold more capital;

●	Our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of, and our ability to sell, properties which stand as collateral for loans we make;

●	Changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;

●	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

●	The willingness of customers to substitute competitors’ products and services for our products and services;

●	The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

●	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

●	Technological and social media changes;

●	Cybersecurity breaches, threats, and cyber-fraud that cause the Bank to sustain financial losses;

●	The effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

●	The growth and profitability of noninterest or fee income being less than expected;

●	Changes in the level of our nonperforming assets and charge-offs;

●	Changes in consumer spending and savings habits;

●	Unanticipated regulatory or judicial proceedings; and

●	The factors discussed under the caption “Risk Factors” in this report.

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

GENERAL

The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which has celebrated twenty years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twenty branch offices, including nine in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C.

The Bank offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. The Company originates multifamily FHA loans through HUD’s MAP. The Company securitizes these loans through Ginnie Mae’s MBS I program, and sells the resulting securities in the open market to authorized dealers in the normal course of business and generally retains the MSRs for a period of time before the MSRs are packaged into a portfolio and sold. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages other real estate owned, or OREO, assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with third parties.

As 2018 began, expectations were high that the Federal Reserve Open Market Committee, or FOMC, would continue moving short-term interest rates higher and in fact they adjusted the Federal Funds Target rate up by 25 bps four times over the course of the year. They also announced their plans for reducing the Federal Reserve’s balance sheet as U.S. Treasuries and mortgage backed securities mature and that cash flow is not reinvested. Actual GDP growth for 2018 in the U.S. should be above 2017 and in line with 3% expectations, but the final quarter of 2018 and annual growth reports were delayed by the lapse in federal funding that occurred during the first month of 2019. The 2018 U.S. official unemployment rate declined to 3.9% by year-end. 2018 saw steady job growth, wage growth and a steady labor force participation level. These fundamentals were factored into the Federal Reserve Board’s monetary policy, which increased short-term interest rates by 100 basis points from a target range between 125 and 150 basis points at the beginning of 2018, to between 225 and 250 basis points at the end of 2018, after four rate hikes although the Federal Reserve Board has indicated that they will likely slow down further interest rate increases in 2019.

Longer-term U.S. interest rates averaged higher in 2018, with the ten year U.S. Treasury rate averaging 2.96% in 2018 versus 2.33% in 2017. The yield curve continued to flatten (two year versus ten year U.S. Treasury rates) during 2018 as the front end of the yield curve rose faster than the long end. Long-term interest rates relative stability was partly a function of attractive yields in U.S. Treasury securities relative to European bonds, as there remained some perceived weaknesses in European Central Bank economies generally, along with geopolitical risks. Energy prices (oil and natural gas), after a period of low prices in 2016, and a steady climb over the course of 2017 and early 2018 came back down below 2017 prices by the end of the year. Inflationary factors remained close to the FOMC’s target rate of 2.00% throughout 2018.

As the ten year U.S. Treasury rate remained in a range of 2.70%-3.05% for most of 2018, the volume of residential mortgage lending began to taper throughout the year. Overall, real estate values were stable to increasing in 2018 as interest rates remained historically low and job growth and personal income levels rose modestly. Political gridlock continued in Washington, D.C. over concerns of public debt and deficits, tax policy and spending levels, although major corporate and personal tax reform was passed late in 2017 and benefited business earnings and consumer spending, while deficit spending continued and remains a point of serious concern.

The Company’s primary market, the Washington, D.C. metropolitan area, has continued to perform well relative to other parts of the country, due to good growth in the private sector along with increased government spending, and this was no different in 2018. Private sector growth was attributable in part to a diverse economy including a large healthcare component, substantial business services, and a highly educated work force.

During 2018, the Company enhanced its marketplace positioning by remaining proactive in growing client relationships. The Company has had the financial resources to meet, and has remained committed to meeting, the credit needs of its community, resulting in continued growth in the Bank’s loan portfolio during 2018. Furthermore, the Company’s capital position was enhanced in 2018 by very strong and consistent earnings. The Company believes its strategy of remaining growth-oriented, retaining talented staff and maintaining focus on seeking quality lending and deposit relationships has proven successful and is evidenced in its financial and performance ratios. Additionally, the Company believes such focus and strategy of relationship building has fostered future growth opportunities, as the Company’s reputation in the marketplace has continued to grow. At December 31, 2018, the Company had total assets of approximately $8.39 billion, total loans of $6.99 billion, total deposits of $6.97 billion and twenty branches in the Washington, D.C. metropolitan area.

Operating in the more competitive economic environment of 2018, the Bank was able to produce solid growth in loans. Additionally, the Bank was able to grow its net interest spread earnings substantially, maintain an above average net interest margin, retain a strong position regarding asset quality, and generate enhanced operating leverage due to its seasoned and professional staff. The Company increased its net income in each quarter of 2018, continuing a trend of consecutive quarterly increases on an operating basis dating back to the first quarter of 2009.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets and MSRs that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.

Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually. The Company performs impairment testing during the fourth quarter of each year or when events or changes in circumstances indicate the assets might be impaired.

The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of a reporting unit under the goodwill impairment test is judgmental and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of qualitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2018. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Derivatives

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments.

RESULTS OF OPERATIONS

Overview

For the year ended December 31, 2018, the Company’s net income was $152.3 million, a 52% increase (33% increase on an operating basis) over the $100.2 million ($114.8 million on an operating basis) for the year ended December 31, 2017.

For the year ended December 31, 2017, operating earnings exclude one time charges of $14.6 million ($0.42 per diluted common share), required as a result of the 2017 Tax Act.

Where appropriate, parenthetical references refer to operating earnings, which the Company believes are more relevant comparisons to current and historical period results of operations. Reconciliations of 2017 GAAP earnings to operating earnings are contained in the tables on page 42.

Net income per basic and diluted common share for the year ended December 31, 2018 was $4.44 and $4.42, respectively as compared to $2.94 per basic common share and $2.92 per diluted common share ($3.36 per basic common share and $3.35 per diluted common share on an operating basis) for 2017, an increase of 51% per basic and diluted common share (32% on an operating basis per basic and diluted common share).

For the year ended December 31, 2018, the Company reported a return on average assets, or ROAA, of 1.91% as compared to 1.41% for the year ended December 31, 2017 (1.62% on an operating basis). The return on average common equity, or ROACE, for the year ended December 31, 2018 was 14.89%, as compared to 11.06% (12.67% on an operating basis) for the year ended December 31, 2017. The return on average tangible common equity for the year ended December 31, 2018 was 16.63%, as compared to 12.54% (14.37% on an operating basis) for the year ended December 31, 2017.

The Company’s earnings are largely dependent on net interest income, the difference between interest income and interest expense, which represented 93% and 91% of total revenue (defined as net interest income plus noninterest income) for the full year of 2018 and 2017, respectively.

The net interest margin, which measures the difference between interest income and interest expense (i.e., net interest income) as a percentage of average earning assets, decreased 5 basis points from 4.15% for the year ended December 31, 2017 to 4.10% for the year ended December 31, 2018. Average earning asset yields increased by 36 basis points (4.73% to 5.09%) for the year ended December 31, 2018 compared to the same period in 2017, while the cost of interest bearing liabilities increased by 67 basis points (to 1.61% from 0.94%). For 2018, in spite of competitive factors, the Company has been able to increase its loan portfolio yields relative to 2017 levels (5.54% versus 5.17%) due to disciplined loan pricing practices.

For the year ended December 31, 2018, the net interest spread decreased by 31 basis points (to 3.48% from 3.79%) as compared to 2017, due primarily to an increase in the average cost of interest bearing liabilities. The cost of interest bearing liabilities increased in 2018 largely as a result of interest rate increases by the FOMC and increased competition for deposits within our market area. Overall, the Company believes its deposit mix and cost of funds remain favorable. The benefit of noninterest sources funding earning assets increased by 26 basis points to 62 basis points for the year ended December 31, 2018 as compared to 36 basis points for the year ended December 31, 2017 as a result of a favorable mix of noninterest bearing deposits. The percentage of average noninterest deposits relative to average total deposits increased to 33% for the full year 2018 from 32% for the same period in 2017.

The combination of a 31 basis point decrease in the net interest spread and a 26 basis point increase in the value of noninterest sources resulted in the 5 basis point decrease in the net interest margin for the year ended December 31, 2018 as compared to the same period in 2017.

The Company believes it has effectively managed its net interest margin and net interest income during 2018 as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance during the past year as net interest income represented 93% of the Company’s total revenue for the year ended December 31, 2018.

The provision for credit losses was $8.7 million for the year ended December 31, 2018 as compared to $9.0 million for the year ended December 31, 2017. Net charge-offs of $3.5 million during 2018 represented 0.05% of average loans, excluding loans held for sale, as compared to $3.3 million or 0.06% of average loans, excluding loans held for sale, in 2017.

At December 31, 2018, the allowance for credit losses represented 1.00% of loans outstanding, as compared to 1.01% at December 31, 2017. The allowance for credit losses represented 430% of nonperforming loans at December 31, 2018, as compared to 489% at December 31, 2017.

Total noninterest income for the year ended December 31, 2018 decreased to $22.6 million from $29.4 million for the year ended December 31, 2017, a 23% decrease.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, remained favorable at 37.31% for the year ended December 31, 2018 as compared to 37.84% for the same period in 2017. Total noninterest expenses totaled $126.7 million for the year ended December 31, 2018, as compared to $118.6 million for the year ended December 31, 2017, a 7% increase. As a percentage of average assets, total noninterest expense was 1.59% for the year of 2018 as compared to 1.67% for the same period in 2017.

The ratio of common equity to total assets increased from 12.71% at December 31, 2017 to 13.22% at December 31, 2018 due to growth from earnings. As discussed in the “Capital Resources and Adequacy” section, the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

Net interest income in 2018 was $317.0 million compared to $283.9 million in 2017 and $258.2 million in 2016.

For the year ended December 31, 2018, net interest income increased 12% over the same period for 2017. Average loans increased $698.2 million (12%) and average deposits increased by $656.9 million (11%). The net interest margin was 4.10% for the year ended December 31, 2018, as compared to 4.15% for the same period in 2017. The Company has been able to improve its loan yields in 2018 as compared to 2017 levels due to disciplined loan pricing practices, and has managed its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the years ended December 31, 2018, 2017 and 2016. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that the net interest margin provides a better measurement of performance. The net interest margin (as compared to the net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$356,017	$6,616	1.86%	$313,296	$3,258	1.04%	$341,574	$1,654	0.48%
Loans held for sale	23,877	1,095	4.59%	35,813	1,400	3.91%	53,590	1,903	3.55%
Loans (1)(2)	6,638,136	367,511	5.54%	5,939,985	307,110	5.17%	5,338,716	272,585	5.11%
Investment securities available for sale (2)	692,753	17,907	2.58%	557,049	12,214	2.19%	468,773	9,629	2.05%
Federal funds sold	15,618	157	1.01%	7,672	52	0.68%	7,950	34	0.43%
Total interest earning assets	7,726,401	393,286	5.09%	6,853,815	324,034	4.73%	6,210,603	285,805	4.60%

Noninterest earning assets	299,653			296,562			282,060
Less: allowance for credit losses	67,113			61,166			55,889
Total noninterest earning assets	232,540			235,396			226,171
Total Assets	$7,958,941			$7,089,211			$6,436,774

Liabilities and
Shareholders’ Equity
Interest bearing liabilities:
Interest bearing transaction	$460,599	$3,348	0.73%	$369,953	$1,537	0.42%	$251,954	$646	0.26%
Savings and money market	2,691,726	35,534	1.32%	2,739,776	17,284	0.63%	2,728,347	12,038	0.44%
Time deposits	1,141,795	21,328	1.87%	799,816	8,465	1.06%	769,801	6,564	0.85%
Total interest bearing deposits	4,294,120	60,210	1.40%	3,909,545	27,286	0.70%	3,750,102	19,248	0.51%
Customer repurchase agreements and federal funds purchased	44,333	225	0.51%	73,237	197	0.27%	77,833	167	0.21%
Other short-term borrowings	192,131	3,942	2.02%	65,416	748	1.13%	29,376	732	2.45%
Long-term borrowings	217,117	11,916	5.41%	216,724	11,916	5.42%	133,023	7,493	5.54%
Total interest bearing liabilities	4,747,701	76,293	1.61%	4,264,922	40,147	0.94%	3,990,334	27,640	0.69%

Noninterest bearing liabilities:
Noninterest bearing demand	2,150,431			1,878,120			1,619,159
Other liabilities	38,167			40,000			30,881
Total noninterest bearing liabilities	2,188,598			1,918,120			1,650,040

Shareholders’ equity	1,022,642			906,169			796,400
Total Liabilities and Shareholders’ Equity	$7,958,941			$7,089,211			$6,436,774

Net interest income		$316,993			$283,887			$258,165
Net interest spread			3.48%			3.79%			3.91%
Net interest margin			4.10%			4.15%			4.16%
Cost of funds			0.99%			0.58%			0.44%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $19.6 million, $18.1 million, and $16.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.
(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Rate/Volume Analysis of Net Interest Income

The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in both 2018 as compared to 2017, and 2017 as compared to 2016 was a function of an increase in the volume of earning assets.

	2018 compared with 2017			2017 compared with 2016
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$36,096	$24,305	$60,401	$30,700	$3,825	$34,525
Loans held for sale	(467)	162	(305)	(631)	128	(503)
Investment securities	2,975	2,718	5,693	1,813	772	2,585
Interest bearing bank deposits	444	2,914	3,358	(137)	1,741	1,604
Federal funds sold	54	51	105	(1)	19	18
Total interest income	39,102	30,150	69,252	31,744	6,485	38,229

Interest paid on
Interest bearing transaction	377	1,434	1,811	303	588	891
Savings and money market	(303)	18,553	18,250	50	5,196	5,246
Time deposits	3,619	9,244	12,863	256	1,645	1,901
Customer repurchase agreements	(78)	106	28	(10)	40	30
Other borrowings	1,471	1,723	3,194	5,613	(1,174)	4,439
Total interest expense	5,086	31,060	36,146	6,212	6,295	12,507

Net interest income	$34,016	$(910)	$33,106	$25,532	$190	$25,722

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

The allowance for credit losses increased $5.2 million at December 31, 2018 as compared to December 31, 2017, reflecting $8.7 million in provision for credit losses and $3.5 million in net charge-offs during 2018. The provision for credit losses was $8.7 million for the year ended December 31, 2018 as compared to $9.0 million for the year ended December 31, 2017. The lower provisioning during 2018, as compared to 2017, is due to lower loan growth ($579.9 million versus $733.6 million) due to higher loan payoffs. Net charge-offs of $3.5 million during 2018 represented 0.05% of average loans, excluding loans held for sale, as compared to $3.3 million or 0.06% of average loans, excluding loans held for sale, in 2017. Net charge-offs during 2018 were attributable primarily to commercial loans ($3.2 million).

At December 31, 2018 the allowance for credit losses represented 1.00% of loans outstanding, as compared to 1.01% at December 31, 2017. The allowance for credit losses represented 430% of nonperforming loans at December 31, 2018, as compared to 489% at December 31, 2017.

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

Total noninterest income for the year ended December 31, 2018 was $22.6 million as compared to $29.4 million for the year ended December 31, 2017, a 23% decrease. This decrease was primarily due to $2.1 million lower revenue on the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities, a $1.2 million nonrecurring adjustment to a tax credit investment recorded in the fourth quarter of 2017, a $354 thousand prepayment penalty associated with a single credit that was recorded during the fourth quarter of 2017, $269 thousand of premium and servicing income recorded during 2017 resulting from the portfolio sale of $44.3 million in residential mortgages and HELOC’s out of the loan portfolio, $3.3 million lower gains on sale of loans, and $445 thousand lower gain on sale of investment securities. The FHA business unit generated income of $357 thousand on the origination, securitization, servicing and sale of FHA Multifamily-Backed GNMA securities for the full year 2018 compared to $2.5 million for the same period in 2017. The residential mortgage unit had $5.4 million of gains on the sale of loans for the full year of 2018 versus $7.8 million for the same period in 2017 resulting from fewer loan originations and subsequent loan sales.

For the year ended December 31, 2018, service charges on deposit accounts increased $650 thousand to $7.0 million from $6.4 million for the same period in 2017, an increase of 10%, due primarily to growth in the number of accounts.

Gain on sale of loans consists of gains on the sale of SBA and residential mortgage loans. For the year ended December 31, 2018, gain on sale of loans decreased from $9.3 million to $6.0 million, a decrease of 36%, compared to the same period in 2017.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of residential mortgage loans yielded gains of $5.4 million for the year ended December 31, 2018 compared to $7.8 million in the same period in 2017, due to lower origination volume ($416 million for 2018 versus $608.5 million in 2017) and lower sales volume ($421.6 million in 2018 versus $638.2 million in 2017). Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the year ended December 31, 2018. The reserve amounted to $45 thousand at December 31, 2018 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $540 thousand for the year ended December 31, 2018 compared to $1.5 million for the same period in 2017. Activity in SBA loan sales to secondary markets can vary widely from year to year.

Other income totaled $8.0 million for the year ended December 31, 2018 as compared to $11.5 million for the same period in 2017, a decrease of 30%. This decrease was primarily due to $2.1 million lower revenue on the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities, a $1.2 million nonrecurring adjustment to a tax credit investment recorded in the fourth quarter of 2017, and a $354 thousand prepayment penalty associated with a single credit that was recorded during the fourth quarter of 2017. ATM fees increased from $1.4 million for the year ended December 31, 2017, to $1.5 million for the year ended December 31, 2018, a 2% increase. SBA servicing fees decreased from $293 thousand for the year ended December 31, 2017 to $257 thousand for the year ended December 31, 2018, a 12% decrease. Noninterest loan fees decreased from $3.6 million for the year ended December 31, 2017 to $3.5 million for the same period in 2018, a 3% decrease. Noninterest loan fees relate primarily to the collection of prepayment and commitment fees.

Net investment gains amounted to $97 thousand for the year ended December 31, 2018 compared to $542 thousand for the year ended December 31, 2017. Net investment gains were realized in 2018 largely from the unwinding of an FHLB advance that had been favorably hedged. That gain was offset by selling bonds that had below market yields.

Servicing agreements relating to the Ginnie Mae mortgage backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At December 31, 2018, the Company had no funds advanced outstanding under FHA mortgage loan servicing agreements. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance premiums, and other expenses.

Total noninterest expenses totaled $126.7 million for the year ended December 31, 2018, as compared to $118.6 million for the year ended December 31, 2017, a 7% increase.

Salaries and employee benefits were $67.7 million for the year ended December 31, 2018, as compared to $67.1 million for the same period in 2017, an increase of less than 1%. Cost increases for salaries and benefits were due to new hires and merit increases, higher stock-based compensation expense, and higher health insurance costs partially offset by lower incentive compensation accruals. At December 31, 2018, the Company’s full time equivalent staff numbered 470, as compared to 466 at December 31, 2017.

Premises and equipment expenses amounted to $15.7 million for the year ended December 31, 2018 as compared to $15.6 million for the same period in 2017, an increase of less than 1%. For the year ended December 31, 2018, the Company recognized $501 thousand of sublease revenue as compared to $455 thousand for the same period in 2017. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising increased from $4.1 million to $4.6 million, an increase of 12%, due primarily to increased digital and print advertising spend.

Data processing increased from $8.2 million for the year ended December 31, 2017 to $9.7 million for 2018, an increase of 18%, due primarily to the costs of software and infrastructure investments.

Legal, accounting and professional fees increased from $5.1 million to $9.7 million, an increase of 93% due primarily to due diligence costs from independent consultants associated with the internet event, related to the short seller claims, late in 2017 as well as costs to enhance risk management systems, including corporate governance as the Company approaches $10 billion in assets.

FDIC insurance increased $958 thousand to $3.5 million for the year ended December 31, 2018, an increase of 38% compared to 2017, primarily due to higher assessment rates and growth in total assets.

Other expenses decreased to $15.8 million for the year ended December 31, 2018 from $15.9 million for the same period in 2017, a decrease of less than 1%. The major components of cost in this category include broker fees, franchise tax, core deposit intangible amortization, insurance expenses, and director compensation. Cost control remains a significant operating objective of the Company.

Income Tax Expense

The Company recorded income tax expense of $51.9 million in 2018 compared to $85.5 million in 2017 ($70.9 million on an operating basis), resulting in an effective tax rate of 25.4% and 46.0% (38.2% on an operating basis), respectively. The lower effective tax rate for 2018 was due to a $14.6 million deferred tax asset adjustment charged through tax expense during the fourth quarter of 2017 as a result of the 2017 Tax Act, and tax credits taken in the fourth quarter of 2018 resulting from new tax credit equity investments. While the Company’s earnings beginning in 2018 benefitted from the lower corporate federal income tax statutory rates (from 35% to 21%) resulting from the 2017 Tax Act, companies were required to revalue their deferred tax positions as of December 31, 2017 based upon the reduced federal income tax rates. This adjustment increased income tax expense for the year ended December 31, 2017 by $14.6 million ($0.43 per basic and $0.42 per diluted share). As a result of reduced income tax rates, the Company incurred substantially reduced income tax expense in 2018.

BALANCE SHEET ANALYSIS

Overview

Total assets at December 31, 2018 were $8.39 billion, a 12% increase as compared to $7.48 billion at December 31, 2017. Total loans (excluding loans held for sale) were $6.99 billion at December 31, 2018, a 9% increase as compared to $6.41 billion at December 31, 2017. Loans held for sale amounted to $19.3 million at December 31, 2018 as compared to $25.1 million at December 31, 2017, a 23% decrease. The investment portfolio totaled $784.1 million at December 31, 2018, a 33% increase from $589.3 million at December 31, 2017.

Total borrowed funds (excluding customer repurchase agreements) were $217.3 million at December 31, 2018 and $541.9 million at December 31, 2017, a 60% decrease due to the $325.0 million in FHLB advances outstanding as of December 31, 2017 being paid off during 2018.

Total shareholders’ equity at December 31, 2018 increased 17%, to $1.11 billion, from $950.4 million at December 31, 2017. The increase in shareholders’ equity from December 31, 2017 was primarily due to increased retained earnings. Growth in retained earnings has enhanced the Company’s capital position well in excess of regulatory requirements for well capitalized status. The total risk based capital ratio was 16.08% at December 31, 2018, as compared to 15.02% at December 31, 2017. In addition, the tangible common equity ratio was 12.11% at December 31, 2018, compared to 11.44% at December 31, 2017. The ratio of common equity to total assets was 13.22% at December 31, 2018 as compared to 12.71% at December 31, 2017.

Investment Securities Available-for-Sale and Short-Term Investments

The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company’s investment securities categorized as “available-for-sale”, or AFS. The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders’ equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2018, the Company had a net unrealized loss in AFS securities of $9.5 million with a deferred tax asset of $2.8 million, as compared to a net unrealized loss in AFS securities of $5.1 million at December 31, 2017, with a deferred tax asset of $2.0 million.

The AFS portfolio is comprised of U.S. agency securities (22% of AFS securities) with an average duration of 3.4 years, seasoned mortgage backed securities that are 100% agency issued (70% of AFS securities) which have an average expected life of 4.7 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (6% of AFS securities) which have an average duration of 4.5 years, corporate bonds (1% of AFS securities) which have an average duration of 7 years, and equity investments which comprise less than 1% of AFS securities. The equity investment consists of common stock of two community banking companies with an estimated fair value of $218 thousand. Ninety eight percent of the investment securities which are debt instruments are rated AAA or AA or have the implicit guarantee of the U.S. Treasury.

At December 31, 2018, the investment portfolio amounted to $784.1 million as compared to $589.3 million at December 31, 2017, an increase of 33%. The investment portfolio is managed to achieve goals related to liquidity, income, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships.

The following table provides information regarding the composition of the Company’s investment securities portfolio at the dates indicated. Amounts are reported at estimated fair value. The change in composition of the portfolio at December 31, 2018 as compared to 2017 was due principally to ALCO decisions to sell various longer-term municipal investments and increase holdings of U.S. agency securities to better position the Company for the current interest rate environment and improve portfolio cash flow and liquidity. During the year ended December 31, 2018, the investment portfolio balances increased as compared to balances at December 31, 2017, in part from the increase in public funds deposits which require collateralization.

	Years Ended December 31,
	2018		2017
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
U. S. agency securities	$256,345	32.7%	$195,984	33.3%
Residential mortgage backed securities	472,231	60.3%	317,836	54.0%
Municipal bonds	45,769	5.8%	62,057	10.5%
Corporate bonds	9,576	1.2%	13,173	2.2%
Other equity investments	218	0.0%	218	0.0%
	$784,139	100%	$589,268	100%

At December 31, 2018, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company’s shareholders’ equity.

The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted-average yield of the investment portfolio at December 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U. S. Government agency securities	$128,148	2.16%	$119,856	2.79%	$12,146	1.50%	$—	—	$260,150	2.42%
Residential mortgage backed securities	9,894	1.87%	346,338	2.59%	121,717	3.13%	—	—	477,949	2.71%
Muncipal bonds	8,097	3.49%	15,025	2.97%	21,626	2.53%	1,066	4.21%	45,814	2.88%
Corporate bonds	—	—	8,003	5.65%	1,500	6.25%	—	—	9,503	5.74%
Other equity investments	—	—	—	—	—	—	—	—	218	—
	$146,139	2.21%	$489,222	2.61%	$156,989	2.89%	$1,066	4.21%	$793,634	2.59%

Federal funds sold amounted to $11.9 million at December 31, 2018 as compared to $15.8 million at December 31, 2017. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

Interest bearing deposits with banks and other short-term investments amounted to $303.2 million at December 31, 2018 as compared to $167.3 million at December 31, 2017. These short term investments represent liquid funds held at the Federal Reserve to meet future loan demand, to fund future increases in investment securities and to meet other general liquidity needs of the Company. The Bank also holds a time deposit amounting to $1.6 million.

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

Loan growth over the past year has been favorable, with loans outstanding reaching $6.99 billion at December 31, 2018, an increase of $580 million or 9% as compared to $6.41 billion at December 31, 2017. Loan growth over the last twelve months was due in part to the Bank’s enhanced marketing efforts and continued focus on our Relationships FIRST strategy. We continue to focus on building our presence within Northern Virginia by capitalizing on our increased exposure and relationships served while concurrently expanding in our other core markets in Maryland and the District of Columbia.

Loan growth in 2018 was predominantly in the income producing - commercial real estate, commercial, and owner occupied – commercial real estate loan categories. Despite an increased level of in-market competition for business, the Bank continued to experience organic loan growth across the portfolio. Notwithstanding increased supply of units, multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects. Suburban office leasing has softened, but we continue to find that, as with many aspects of the real estate market, the actual success of any particular building is largely dependent on specific locational attributes. Overall, commercial real estate values have generally held up well with price escalation in prime pockets, but we continue to be cautious of the cap rates at which some assets are trading and we are being careful with valuations as a result. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

Owner occupied commercial real estate and construction- C&I (owner occupied) loans represent 14% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 75% consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate and construction- C&I (owner occupied) are excluded, the percentage of total loans represented by commercial real estate decreases to 61%. Real estate also serves as collateral for loans made for other purposes, resulting in 85% of loans being secured by real estate.

The following table shows the trends in the composition of the loan portfolio over the past five years.

	Years Ended December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,553,112	22%	$1,375,939	21%	$1,200,728	21%	$1,052,257	21%	$916,226	21%
Income producing - commercial real estate	3,256,900	46%	3,047,094	48%	2,509,517	44%	2,115,478	42%	1,703,172	40%
Owner occupied - commercial real estate	887,814	13%	755,444	12%	640,870	12%	498,103	10%	461,581	11%
Real estate mortgage - residential	106,418	2%	104,357	2%	152,748	3%	147,365	3%	148,018	3%
Construction - commercial and residential	1,039,815	15%	973,141	15%	932,531	16%	985,607	20%	793,432	18%
Construction - C&I (owner occupied)	57,797	1%	58,691	1%	126,038	2%	79,769	2%	58,032	1%
Home equity	86,603	1%	93,264	1%	105,096	2%	112,885	2%	122,536	3%
Other consumer	2,988	—	3,598	—	10,365	—	6,904	—	109,402	3%
Total loans	6,991,447	100%	6,411,528	100%	5,677,893	100%	4,998,368	100%	4,312,399	100%
Less: Allowance for credit losses	(69,944)		(64,758)		(59,074)		(52,687)		(46,075)
Net loans	$6,921,503		$6,346,770		$5,618,819		$4,945,681		$4,266,324

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. Non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 325% of consolidated risk based capital. Construction, land and land development loans represent 125% of consolidated risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

As of December 31, 2018, loans to the Accommodation and Food Service industry represent 11% of the loan portfolio compared to 11% as of December 31, 2017. At December 31, 2018, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. Refer to Note 4 to the Consolidated Financial Statements for further detail regarding related party loans.

Loan Maturity

The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2018.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
Commercial	$1,553,112	$554,129	$683,514	$282,431	$33,038
Income producing - commercial real estate (1)	3,256,900	1,185,357	1,513,312	529,242	28,989
Owner occupied - commercial real estate	887,814	57,032	317,748	433,610	79,424
Real estate mortgage - residential	106,418	23,214	58,828	9,078	15,298
Construction - commercial and residential (1)	1,039,815	485,993	545,816	3,794	4,212
Construction - C&I (owner occupied) (1)	57,797	4,096	29,171	19,668	4,862
Home equity	86,603	5,112	25,835	11,550	44,106
Other consumer	2,988	1,210	814	31	933
Total loans	$6,991,447	$2,316,143	$3,175,038	$1,289,404	$210,862
Loans with:
Predetermined fixed interest rate	$2,707,961	$428,840	$1,422,539	$749,442	$107,140
Floating or adjustable interest rate	4,283,486	1,887,303	1,752,499	539,962	103,722
Total loans	$6,991,447	$2,316,143	$3,175,038	$1,289,404	$210,862

Loans are shown in the period based on final contractual maturity. Demand loans, having no contractual maturity, and overdrafts, are reported as due in one year or less.

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

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside loan review consulting firm, support management’s assessment as to the adequacy of the allowance at December 31, 2018. During 2018, a provision for credit losses was made in the amount of $8.7 million and net charge-offs amounted to $3.5 million. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements and activity in the allowance for credit losses is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate allowance for credit losses, as well as the discussion under the caption “Provision for Credit Losses.”

The allowance for credit losses represented 1.00% of total loans at December 31, 2018 as compared to 1.01% at December 31, 2017. At December 31, 2018, the allowance represented 430% of nonperforming loans as compared to 489% at December 31, 2017. The decline in the ratio of the allowance for loan losses to total loans was due to a higher percentage increase in loans outstanding as compared to the allowance growth. The decrease in the allowance coverage ratio was due to a higher percentage increase in nonperforming loans as compared to the allowance growth.

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

At December 31, 2018, the Company had $16.3 million of loans classified as nonperforming, and $102.7 million of additional loans considered potential problem loans, as compared to $13.2 million of nonperforming loans and $18.8 million of potential problem loans at December 31, 2017. The $102.7 million in potential problem loans at December 31, 2018, increased from $18.8 million at December 31, 2017 due primarily to two commercial real estate secured relationships. Please refer to Note 1 to the Consolidated Financial Statements under the caption “Loans” for a discussion of the Company’s policy regarding impairment of loans. Please refer to “Nonperforming Assets” at page 62 for a discussion of problem and potential problem assets.

As the loan portfolio and allowance for credit losses review processes continue to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. In 2018, the Company experienced a decreased level of net charge-offs as a percentage of average loans compared to 2017 (0.05% versus 0.06%). The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.

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

The following table sets forth activity in the allowance for credit losses for the past five years.

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Balance at beginning of year	$64,758	$59,074	$52,687	$46,075	$40,921
Charge-offs:
Commercial	3,491	747	3,745	4,693	2,634
Income producing - commercial real estate	121	1,470	2,341	651	121
Owner occupied - commercial real estate	132	—	—	—	752
Real estate mortgage - residential	—	—	—	—	138
Construction - commercial and residential	1,160	2,158	—	1,884	2,721
Construction - C&I (owner occupied)	—	—	—	—	—
Home equity	—	100	217	1,142	379
Other consumer	81	100	37	228	189
Total charge-offs	4,985	4,575	6,340	8,598	6,934

Recoveries:
Commercial	340	681	220	195	977
Income producing - commercial real estate	2	80	908	26	42
Owner occupied - commercial real estate	3	3	3	3	7
Real estate mortgage - residential	6	6	7	7	—
Construction - commercial and residential	1,009	492	215	206	83
Construction - C&I (owner occupied)	—	—	—	—	—
Home equity	133	5	12	25	10
Other consumer	18	21	31	110	90
Total recoveries	1,511	1,288	1,396	572	1,209
Net charge-offs	3,474	3,287	4,944	8,026	5,725
Provision for Credit Losses	8,660	8,971	11,331	14,638	10,879
Balance at end of year	$69,944	$64,758	$59,074	$52,687	$46,075

Ratio of allowance for credit losses to total loans outstanding at year end	1.00%	1.01%	1.04%	1.05%	1.07%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.05%	0.06%	0.09%	0.17%	0.17%

The following table presents the allocation of the allowance for credit losses by loan category and the percent of loans each category bears to total loans. The allocation of the allowance at December 31, 2018 includes specific reserves of $11.4 million against impaired loans of $40.3 million as compared to specific reserves of $7.6 million against impaired loans of $25.6 million at December 31, 2017. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Years Ended December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial	$15,857	22%	$13,102	21%	$14,700	21%	$11,563	21%	$13,222	21%
Income producing - commercial real estate	28,034	46%	25,376	48%	21,105	44%	14,122	42%	11,442	40%
Owner occupied - commercial real estate	6,242	13%	5,934	12%	4,010	12%	3,279	10%	2,954	11%
Real estate mortgage - residential	965	2%	944	2%	1,284	3%	1,268	3%	1,259	3%
Construction - commercial and residential	17,484	15%	17,805	15%	15,002	16%	20,133	20%	14,982	18%
Construction - C&I (owner occupied)	691	1%	687	1%	1,485	2%	955	2%	643	1%
Home equity	599	1%	770	1%	1,328	2%	1,292	2%	1,469	3%
Other consumer	72	—	140	—	160	—	75	—	104	3%
Total allowance for credit losses	$69,944	100%	$64,758	100%	$59,074	100%	$52,687	100%	$46,075	100%

(1)	Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings, or TDR, and OREO, totaled $17.7 million at December 31, 2018, representing 0.21% of total assets, as compared to $14.6 million of nonperforming assets at December 31, 2017, representing 0.20% of total assets. The Company had no accruing loans 90 days or more past due at December 31, 2018 or December 31, 2017. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses at 1.00% of total loans at December 31, 2018, is adequate to absorb potential credit losses within the loan portfolio at that date. Total nonperforming loans amounted to $16.3 million at December 31, 2018, representing 0.23% of total loans, compared to $13.2 million at December 31, 2017, representing 0.21% of total loans.

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

Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower’s request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had twelve TDRs at December 31, 2018, totaling approximately $24.6 million, as compared to fourteen TDRs totaling approximately $13.3 million at December 31, 2017. At December 31, 2018, nine of these TDR loans, totaling approximately $24.0 million, are performing under their modified terms, as compared to 2017, there were nine performing TDR loans totaling approximately $12.3 million. During 2018, there were two performing TDRs totaling $460 thousand that defaulted on their modified terms which were reclassified to nonperforming loans, as compared to the same period in 2017, during which five performing TDR loans totaling approximately $988 thousand defaulted on their modified terms and were reclassified to nonperforming loans. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. During 2018 there were four defaulted loans totaling approximately $1.4 million that were charged off during the year, as compared to the same period in 2017, there was one defaulted loan totaling approximately $237 thousand that was charged off. There were two loan payoffs on performing loans in 2018 totaling approximately $3.9 million that were modified during the year. During 2018, there was a pay down of approximately $176 thousand on one nonperforming loan totaling approximately $183 thousand at December 31, 2017. During 2017, there was a pay down of approximately $4.8 million resulting from the sale of the underlying collateral on one nonperforming loan totaling approximately $4.9 million at December 31, 2016. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. During 2018, there were two loans modified in a TDR totaling approximately $12.8 million, as compared to the same period in 2017, there were four loans totaling approximately $5.3 million modified in a TDR. Refer to Note 4 to the Consolidated Financial Statements for additional detail.

Included in nonperforming assets at both December 31, 2018 and 2017 is OREO of $1.4 million, consisting of one foreclosed property. OREO properties are carried at fair value less estimated costs to sell. It is the Company’s policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During 2018, there were no foreclosed property sales, as compared to 2017, during which the Company sold three foreclosed properties with a net carrying value of $2.5 million, recording a net loss of $301 thousand, which is included in other noninterest income.

The following table shows the amounts and relevant ratios of nonperforming assets at the dates indicated:

(dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual Loans:
Commercial	$7,115	$3,493	$2,521	$4,940	$12,975
Income producing - commercial real estate	1,766	832	10,508	5,961	2,645
Owner occupied - commercial real estate	2,368	5,501	2,093	1,268	1,324
Real estate mortgage - residential	1,510	775	555	329	346
Construction - commercial and residential	3,031	2,052	2,072	557	3,697
Construction - C&I (owner occupied)	—	—	—	—	—
Home equity	487	494	—	161	1,398
Other consumer	—	91	126	23	58
Accrual loans-past due 90 days	—	—	—	—	—
Total nonperforming loans (1)(2)	16,277	13,238	17,875	13,239	22,443
Other real estate owned	1,394	1,394	2,694	5,852	13,224
Total nonperforming assets	$17,671	$14,632	$20,569	$19,091	$35,667

Coverage ratio, allowance for credit losses to total nonperforming loans	429.72%	489.20%	330.49%	397.95%	205.30%
Ratio of nonperforming loans to total loans	0.23%	0.21%	0.31%	0.26%	0.52%
Ratio of nonperforming assets to total assets	0.21%	0.20%	0.30%	0.31%	0.68%

(1)	At December 31, 2018, nonaccrual loans reported in the table above included three loans totaling approximately $544 thousand which migrated from performing troubled debt restructuring.

(2)	Gross interest income of $1.0 million would have been recorded in 2018 if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans was $265 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At December 31, 2018, there were $102.7 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $102.7 million in potential problem loans at December 31, 2018, increased from $18.8 million at December 31, 2017 due primarily to two commercial real estate secured relationships. The balance of potential problem loans at December 31, 2018 included $10.2 million of loans that were considered potential problem loans at December 31, 2017. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company’s loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Allowance for Credit Losses” on page 59 for a description of the allowance methodology.

Other Earning Assets

Residential mortgage loans held for sale amounted to $19.3 million at December 31, 2018 compared to $25.1 million at December 31, 2017. The Company’s general practice is to originate and sell such loans only on a “servicing released” basis in order to enhance noninterest income. See “Business” at page 3 for a description of the Bank’s residential mortgage lending and sales activities.

BOLI is utilized by the Company in accordance with income tax regulations as part of the Company’s financing of its benefit programs. At December 31, 2018, this asset amounted to $73.4 million as compared to $60.9 million at December 31, 2017, which reflected the purchase of $11.0 million in additional policies during 2018 and an increase in cash surrender values. Refer to Note 19 to Consolidated Financial Statements for further detail.

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

For 2018, excess servicing fees of $1.8 million were recorded, $672 thousand of the FHA mortgage servicing was sold, and $1.1 million was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2018, the balance of excess servicing fees was $578 thousand. For 2017, excess servicing fees of $993 thousand were recorded, and $481 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2017, the balance of excess servicing fees was $984 thousand.

In connection with the acquisitions of Fidelity in 2008 and Virginia Heritage in 2014, the Company allocated a portion of the purchase price to core deposit intangibles, based upon an independent evaluation, and which is included in intangible assets, on the Consolidated Balance Sheets. Refer to Note 6 to the Consolidated Financial Statements for information on the initial and current carrying values as well as additions and amortization. The core deposit intangible is being amortized over its remaining economic life as a component of other noninterest expense.

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

The Company entered into a non-compete agreement for three years with the former Vice Chairman of the Bank. The non-compete intangible was $262 thousand at December 31, 2018, which is being amortized over its remaining term through 2020 as a component of professional fees.

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, and savings accounts. Additionally, the Bank obtains certificates of deposits from the Washington, D.C. metropolitan area. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and Promontory.

For the year ended December 31, 2018, total deposits increased by $1.12 billion or 19% compared to the same period in 2017. Noninterest bearing deposits increased $121.3 million or 6% to $2.10 billion at December 31, 2018 as compared to $1.98 billion at December 31, 2017, while interest bearing deposits increased by $999.0 million, or 26%. Within interest bearing deposits, money market and savings accounts collectively amounted to $2.95 billion at December 31, 2018, or 42% of total deposits, as compared to $2.62 billion, or 45% of total deposits, at December 31, 2017, an increase of $328.4 million, or 13%.

Average total deposits for the year ended December 31, 2018 were $6.44 billion, as compared to $5.79 billion for the same period in 2017, an 11% increase.

Approximately 19% of the Bank’s deposits at December 31, 2018 ($1.33 billion) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 14% at December 31, 2017 ($829.5 million).

The following table sets forth the maturities of time deposits with balances of $100 thousand or more, which represent 11% and 9% of total deposits as of December 31, 2018 and 2017, respectively. See Note 10 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table at page 51 for the average rates paid on interest-bearing deposits. Time deposits of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Three months or less	$179,146	$122,061	$56,202
More than three months through six months	143,443	135,894	127,853
More than six months through twelve months	233,342	113,065	142,562
Over twelve months	246,026	144,662	138,225
Total	$801,957	$515,682	$464,842

As of December 31, 2018 and December 31, 2017, time deposit accounts in excess of $250 thousand totaled $445.8 million and $279.7 million, respectively.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the CDARS and the ICS products, which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. Effective May 2018, reciprocal CDARS and ICS funds are classified as nonbrokered deposits in accordance with the 2018 Act. The total of reciprocal deposits at December 31, 2018 was $391.7 million (6% of total deposits) versus $574.4 million at December 31, 2017 (10% of total deposits). These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. The Bank also is able to obtain one way CDARS deposits and participates in Promontory’s Insured Network Deposit, or IND. The Bank had $544.5 million and $314.0 million of IND brokered deposits as of December 31, 2018 and 2017, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At December 31, 2018, total deposits included $1.36 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 19% of total deposits. At December 31, 2017, total brokered deposits (excluding the CDARS and ICS two-way) were $935.9 million, or 16% of total deposits.

At December 31, 2018, the Company had $2.10 billion in noninterest bearing demand deposits, representing 30% of total deposits. This compared to $1.98 billion of noninterest bearing demand deposits at December 31, 2017 or 34% of total deposits. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $30.4 million at December 31, 2018 compared to $76.6 million at December 31, 2017. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at December 31, 2018 and 2017. The Company did not have FHLB advances outstanding as of December 31, 2018. At December 31, 2017 the Company had $325.0 million of FHLB advances borrowed as part of the overall asset liability strategy and to support loan growth. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

Long-term borrowings outstanding at December 31, 2018 and December 31, 2017 include the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the Company’s subordinated notes, please refer to Note 12 to the Consolidated Financial Statements, as well as the “Capital Resources and Adequacy” section below.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2017 AND 2016

For the year ended December 31, 2017, operating earnings exclude one time charges to reduce the carrying value of net deferred tax assets by $14.6 million, required as a result of the reduction in corporate income tax rates to 21% in the 2017 Tax Act. While the Company’s earnings beginning in 2018 will benefit from the lower corporate income tax marginal rates due to the 2017 Tax Act, companies are required to revalue their net deferred tax positions as of December 31, 2017 at the lower federal income tax rates. Since the new law was enacted on December 22, 2017, this revaluation was accounted for in the fourth quarter of 2017 through adjustments to Income tax expense on the Consolidated Statement of Operations. The Company’s net deferred tax asset position revaluation is attributable primarily to the timing difference created by the allowance for loan losses being deductible at the lower U.S. corporate income tax rate beginning in 2018, as opposed to the higher rates in effect through December 31, 2017.

For the year ended December 31, 2017, the Company’s net income was $100.2 million, a 3% increase over the $97.7 million for the year ended December 31, 2016.

Net income per basic and diluted common share for the year ended December 31, 2017 was $2.94 and $2.92, respectively, as compared to $2.91 per basic common share and $2.86 per diluted common share for 2016, an increase of 1% per basic common share and 2% per diluted common share.

For the year ended December 31, 2017, the Company reported ROAA of 1.41% as compared to 1.52% for the year ended December 31, 2016. The ROACE for the year ended December 31, 2017 was 11.06%, as compared to 12.27% for the year ended December 31, 2016.

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

The provision for credit losses was $9.0 million for the year ended December 31, 2017 as compared to $11.3 million for the year ended December 31, 2016. Net charge-offs of $3.3 million during 2017 represented 0.06% of average loans, excluding loans held for sale, as compared to $4.9 million or 0.09% of average loans, excluding loans held for sale, in 2016.

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

Net interest income in 2017 was $283.9 million compared to $258.2 million in 2016. For the year ended December 31, 2017, net interest income increased 10% over the same period for 2016. Average loans increased $601.3 million (11%) and average deposits increased by $418.4 million (8%). The net interest margin was 4.15% for the year ended December 31, 2017, as compared to 4.16% for the same period in 2016. The Company has been able to improve its loan yields in 2017 as compared to 2016 levels due to disciplined loan pricing practices, and has managed its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships.

The allowance for credit losses increased $5.7 million as of December 31, 2017 as compared to December 31, 2016, reflecting $9.0 million in provision for credit losses and $3.3 million in net charge-offs during 2017. The provision for credit losses was $9.0 million for the year ended December 31, 2017 as compared to $11.3 million for the year ended December 31, 2016. The lower provisioning during 2017, as compared to 2016, is due to lower net-charge-offs. Net charge-offs of $3.3 million during 2017 represented 0.06% of average loans, excluding loans held for sale, as compared to $4.9 million or 0.09% of average loans, excluding loans held for sale, in 2016. Net charge-offs during 2017 were attributable primarily to construction - commercial and residential ($1.7 million) and commercial real estate loans ($1.4 million).

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

The investment portfolio totaled $589.3 million at December 31, 2017, a 10% increase from the $538.1 million balance at December 31, 2016. Total borrowed funds (excluding customer repurchase agreements) were $541.9 million at December 31, 2017 as compared to $216.5 million at December 31, 2016, a 150% increase, due to $325.0 million in FHLB advances borrowed as part of the overall asset liability strategy and to support loan growth.

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

Interest bearing deposits with banks and other short-term investments amounted to $167.3 million at December 31, 2017 as compared to $357.7 million at December 31, 2016. These short term investments represent liquid funds held at the Federal Reserve to meet future loan demand, to fund future increases in investment securities and to meet other general liquidity needs of the Company. The Bank also holds a time deposit amounting to $1.6 million.

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

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 20 to the Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2018 in the time period indicated.

	Within One	One to	Three to	Over Five
(dollars in thousands)	Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$5,646,886	$—	$—	$—	$5,646,886
Time deposits (1)	893,445	396,942	37,012	—	1,327,399
Borrowed funds (2)	30,413	—	—	220,000	250,413
Operating lease obligations	8,435	15,311	13,858	29,138	66,742
Outside data processing (3)	4,525	8,091	7,630	3,815	24,061
George Mason sponsorship (4)	650	1,325	1,350	8,475	11,800
D.C. United (5)	773	1,615	844	—	3,232
Non-Compete agreement (6)	21	—	—	—	21
LIHTC investments (7)	6,111	7,587	402	889	14,989
Total	$6,591,259	$430,871	$61,096	$262,317	$7,345,543

(1)	Excludes accrued interest payable at December 31, 2018.

(2)	Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.

(3)	The Bank has outstanding obligations under its current core data processing contract that expire in March 2025 and two other vendor arrangements that relate to network infrastructure and data center services, one expires in July 2020 and the other expires in December 2019.

(4)	The Bank has the option of terminating the George Mason agreement at the end of contract years 10 and 15 (that is, effective June 30, 2025 or June 30, 2030). Should the Bank elect to exercise its right to terminate the George Mason contract, contractual obligations would decrease $3.5 million and $3.6 million for the first option period (years 11-15) and the second option period (16-20), respectively.

(5)	Marketing sponsorship agreement with D.C. United

(6)	Non-compete agreement with a retired Director.

(7)	Low Income Housing Tax Credits (“LIHTC”) expected payments for unfunded affordable housing commitments.

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

Loan commitments outstanding and lines and letters of credit at December 31, 2018 and 2017 are as follows:

(dollars in thousands)	2018	2017
Unfunded loan commitments	$2,228,689	$2,267,774
Unfunded lines of credit	90,283	96,477
Letters of credit	83,162	68,723
Total	$2,402,134	$2,432,974

Unfunded loan commitments of $42 million as of December 31, 2018 were related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 20 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2018 and 2017.

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

Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2018, approximately 79.3% of the dollar amount of standby letters of credit was collateralized.

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

During the third quarter of 2018, the Company entered into credit risk participation agreements (“RPAs”) with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative, and have a notional value of $27.5 million as of December 31. 2018. The changes in fair value for these contracts are recognized directly in earnings. Please refer to Note 9 to the Consolidated Financial Statements for further detail.

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

LIQUIDITY MANAGEMENT

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. Additionally, the Bank can purchase up to $147.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2018 and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.26 billion, against which there was $62.3 million outstanding at December 31, 2018. The Bank also has a commitment at December 31, 2018 from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $544.5 million at December 31, 2018. At December 31, 2018, the Bank was also eligible to make advances from the FHLB up to $1.51 billion based on collateral at the FHLB, of which there were no advances outstanding at December 31, 2018. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $662.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At December 31, 2018, under the Bank’s liquidity formula, it had $4.64 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

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

The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At December 31, 2018, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 325% of consolidated risk based capital. Construction, land and land development loans represent 125% of consolidated risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.

Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal policy limits for regulatory capital ratios that are in excess of well capitalized ratios (as defined in the section “Regulation” above).

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

At December 31, 2018, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, and for the Company to a limited extent, excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The Common Equity Tier 1 ratio is the Tier 1 capital ratio but excluding preferred stock.

The Federal Reserve Board and the FDIC have adopted the Basel III Rules to implement the Basel III capital guidelines for U.S. banks. The capital rules require a CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0% , or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. See “Regulation” at page 11 for additional information regarding regulatory capital requirements.

The Company’s capital ratios were all well in excess of guidelines established by the Federal Reserve Board and the Bank’s capital ratios were in excess of those required to be classified as a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company’s and Bank’s capital ratios at December 31, 2018 and December 31, 2017 are shown in Note 22 to the Consolidated Financial Statements.

On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “Notes”). The Notes were offered to the public at par. The notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule.

On December 27, 2016, 378,495 of common shares were issued upon the exercise in full of a warrant to purchase 423,977 shares. See additional information in Note 13 to the Consolidated Financial Statements.

The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See “Regulation” at page 11 and “Risk Factors” at page 22.

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

During the year ended December 31, 2018, the Company was able to increase its net interest income by 12% while continuing to manage its overall interest rate risk position to a moderate level.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage-backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the year ended December 31, 2018, the average investment portfolio balances increased by 24% as compared to balances at December 31, 2017, in the effort to maintain the overall proportion of AFS securities to total assets, while also prudently managing deposit growth that outpaced loan growth. Cash flows from mortgage backed securities and sales of U.S. agency securities were reinvested primarily into a similar combination of mortgage backed securities and agencies. Additional investments have been made in community bank sub-debt and SBA bonds. The percentage mix of municipal securities decreased to 6% of total investments at December 31, 2018 from 11% at December 31, 2017, as the focus shifted to shorter duration instruments with more cash flow. The portion of the portfolio invested in mortgage backed securities increased to 70% at December 31, 2018 from 62% at December 31, 2017 while the portion of the portfolio represented in U.S. agency investments decreased from 26% to 22%. Shorter duration floating rate corporate bonds were 1% of total investments at December 31, 2018 and SBA bonds, which are included in mortgage backed securities, were 10% of total investments at December 31, 2018. The duration of the investment portfolio was 3.6 years at both December 31, 2018 and December 31, 2017, and was due primarily to a higher mix and dollar amount of mortgage backed securities and continued shortening of existing investment holdings due to the passing of time.

In the loan portfolio, the repricing duration was 17 months at both December 31, 2018 and December 31, 2017, with fixed rate loans amounting to 39% of total loans at December 31, 2018 and 33% at December 31, 2017. Variable and adjustable rate loans comprised 61% of total loans at December 31, 2018 and 67% for 2017. Variable rate loans are generally indexed to either the Wall Street Journal prime interest rate or the one month London Interbank Offered Rate (“LIBOR”), while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio lengthened to 26 months at December 31, 2018 from 25 months at December 31, 2017. The change since December 31, 2017 was due to a planned increase in the amount of term deposits as a percentage of total deposits in an effort to add balance sheet liquidity. The Company experienced $1.12 billion in total deposit growth for the year ended December 31, 2018 as compared to total loan growth of $579.9 million.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, although competition for new loans persists. A disciplined approach to loan pricing has resulted in a loan portfolio yield of 5.54% for the year ended December 31, 2018 as compared to 5.17% for the same period in 2017. In the competitive interest rate environment of 2018, the interest rates on new loan originations have been less than the rates of loan paydowns and payoffs. However, significant amounts of variable and adjustable rate loans have repriced, providing additional yield as market interest rates increased.

The net unrealized loss before income tax on the investment portfolio was $9.5 million at December 31, 2018 as compared to a net unrealized loss before tax of $5.1 million at December 31, 2017, with $97 thousand of realized net gains recorded during the year ended December 31, 2018. The higher net unrealized loss on the investment portfolio was due primarily to higher interest rates at year end 2018 as compared to year end 2017. At December 31, 2018, the unrealized loss position represented 1.2% of the portfolio’s book value.

The Company is a party to forward starting interest rate swaps as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank’s cost of funds. As of December 31, 2018, the Company had three interest rate swap transactions outstanding that had a notional amount of $250.0 million associated with the Company’s variable rate deposits. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from two counterparties in exchange for the Company making fixed payments that began in April 2016. The net unrealized gain before income tax on the interest rate swaps was $3.7 million at December 31, 2018 as compared to a net unrealized gain before income tax of $2.3 million at December 31, 2017, and is included in accumulated other comprehensive income (net of taxes) on the Consolidated Balance Sheet. The unrealized gain at year end 2018 is due to the expectation of short term rates remaining above the fixed strike rate of the swap for the remaining term of the interest rate swap.

During the third quarter of 2018, the Company entered into credit RPAs with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative, and have a notional value of $27.5 million as of December 31, 2018. The changes in fair value for these contracts are recognized directly in earnings.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2018. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at December 31, 2018, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at December 31, 2018 shows a moderate effect on net interest income over the next 12 months, as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter asset and liability durations. The repricing duration of the investment portfolio at December 31, 2018 is 3.6 years, the loan portfolio 1.4 years, the interest bearing deposit portfolio 2.2 years and the borrowed funds portfolio 3.2 years.

The following table reflects the result of simulation analysis on the December 31, 2018 asset and liability balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+19.1%	+31.2%	+3.3%
+300	+14.3%	+23.4%	+2.7%
+200	+9.6%	+15.7%	+2.3%
+100	+4.8%	+7.9%	+1.6%
0	—	—	—
-100	-4.6%	-7.5%	-3.1%
-200	--6.6%	-10.8%	-7.5%

The results of simulation analysis are well within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at December 31, 2018 are considered moderate. The positive impact of +4.8% in net interest income and +7.9% in net income given a 100 basis point increase in market interest rates at December 31, 2018 compares to +5.3% in net interest income and +7.8 in net income for the same period in 2017 and reflects in large measure the impact of variable and adjustable rate loans that are at or above floor rates at December 31, 2018 as compared to December 31, 2017.

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

During 2018, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of loans above their floor rates at December 31, 2018 as compared to December 31, 2017, the interest rate risk position at December 31, 2018 was similar to the interest rate risk position at December 31, 2017. As compared to December 31, 2017, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale increased by $38.7 million at December 31, 2018.

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

During 2018, average market interest rates resulted in a flattening of the yield curve. As compared to the year 2017, the average two year U.S. Treasury rate in 2018 increased by 111 basis points from 1.40% to 2.51%. The average five year U.S. Treasury rate increased by 84 basis points from 1.90% to 2.74% while the average ten year U.S. Treasury rate only increased by 63 basis points from 2.33% to 2.96%. In that environment, the Company was able to achieve a net interest spread for 2018 of 3.48% compared to 3.79% for the year of 2017. The decline was due primarily to an increase in the cost of interest bearing liabilities. The Company believes that the change in the net interest spread for the full year 2018 has been consistent with its risk analysis at December 31, 2017. On an annual basis, the Company back-tests the actual change in its net interest spread against expected change and actual market interest rate movements and other factors impacting actual versus projected results.

GAP Analysis

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. Net interest income represented 93% and 91% of the Company’s revenue for the years ended December 31, 2018 and December 31, 2017, respectively. The Company’s net interest margin was 4.10% at December 31, 2018, as compared to 4.15% for the year ended December 31, 2017. The decline in net interest margin for the year ended December 31, 2018 as compared to the year ended December 31, 2017, was due to increasing funding costs offset by an increase in the average loan to deposit ratio.

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

At December 31, 2018, the Company had a positive GAP position of approximately $604 million or 7% of total assets out to three months and a positive cumulative GAP position of $417 million or 5% of total assets out to 12 months; as compared to a positive GAP position of approximately $511 million or 7% of total assets out to three months and a positive cumulative GAP position of approximately $442 million or 6% of total assets out to 12 months at December 31, 2017. The change in the positive GAP position at December 31, 2018, as compared to December 2017, was minimal and contributed to the neutral interest rate risk position of the Company. The change in the GAP position at December 31, 2018 as compared to December 31, 2017 is not deemed material to the Company’s overall interest rate risk position. The overall interest rate risk position relies more heavily on simulation analysis, which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

GAP Analysis

December 31, 2018

(dollars in thousands)

Repricible in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$106,553	$111,320	$181,038	$165,357	$243,377	$807,645
Loans (1)(2)	3,744,558	593,172	1,143,841	925,149	603,981	7,010,701
Fed funds and other short-term investments	315,091	—	—	—	—	315,091
Other earning assets	73,441	—	—	—	—	73,441
Total	$4,239,643	$704,492	$1,324,879	$1,090,506	$847,358	$8,206,878	$182,259	$8,389,137

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$82,501	$228,597	$491,014	$356,559	$945,549	$2,104,220
Interest bearing transaction	593,107	—	—	—	—	593,107
Savings and money market	2,949,559	—	—	—	—	2,949,559
Time deposits	230,360	663,085	396,942	33,715	3,297	1,327,399
Customer repurchase agreements and fed funds purchased	30,413	—	—	—	—	30,413
Other borrowings	—	—	147,997	—	69,299	217,296
Total	$3,885,940	$891,682	$1,035,953	$390,274	$1,018,145	$7,221,994	$58,202	$7,280,196
GAP	$353,703	$(187,190)	$288,926	$700,232	$(170,787)	$984,884
Cumulative GAP	$353,703	$166,513	$455,439	$1,155,671	$984,884

Cumulative gap as percent of total assets	4.22%	1.98%	5.43%	13.78%	11.74%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$150,000	$—	$(75,000)	$(75,000)	$—	$—
Interest Rate Swaps - Fed Funds based	100,000	—	(100,000)	—	—	—
Total	$250,000	$—	$(175,000)	$(75,000)	$—	$—	$—	$—
GAP	$603,703	$(187,190)	$113,926	$625,232	$(170,787)	$984,884
Cumulative GAP	$603,703	$416,513	$530,439	$1,155,671	$984,884	$—
Cumulative gap as percent of total assets	7.20%	4.96%	6.32%	13.78%	11.74%

(1) Includes loans held for sale
(2) Nonaccrual loans are included in the over 60 months category

The sum of federal funds sold, interest bearing deposits with banks and other short-term investments increased by $38.7 million at December 31, 2018 as compared to December 31, 2017. The Company was able to curtail some short term liabilities, namely Federal Home Loan Bank short term borrowings, at year-end 2018 versus 2017, but was holding more time deposits that are due to mature and reprice in the 4-12 month time horizon. This change resulted in the cumulative GAP position within 12 months decreasing to 5% of total assets at December 31, 2018 from 6% of total assets at December 31, 2017.

Although NOW and money market accounts are subject to immediate repricing, the Bank’s GAP model has incorporated a repricing schedule to account for a lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate change in assets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Eagle Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

Baltimore, Maryland

March 1, 2019

Report Of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

Eagle Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eagle Bancorp, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Eagle Bancorp, Inc. and Subsidiaries as of December 31, 2018 and 2017, and for each of the years in the three year period ended December 31, 2018, and our report dated March 1, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

Baltimore, Maryland

March 1, 2019

EAGLE BANCORP, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

Assets	December 31, 2018	December 31, 2017
Cash and due from banks	$6,773	$7,445
Federal funds sold	11,934	15,767
Interest bearing deposits with banks and other short-term investments	303,157	167,261
Investment securities available-for-sale, at fair value	784,139	589,268
Federal Reserve and Federal Home Loan Bank stock	23,506	36,324
Loans held for sale	19,254	25,096
Loans	6,991,447	6,411,528
Less allowance for credit losses	(69,944)	(64,758)
Loans, net	6,921,503	6,346,770
Premises and equipment, net	16,851	20,991
Deferred income taxes	33,027	28,770
Bank owned life insurance	73,441	60,947
Intangible assets, net	105,766	107,212
Other real estate owned	1,394	1,394
Other assets	88,392	71,784
Total Assets	$8,389,137	$7,479,029

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$2,104,220	$1,982,912
Interest bearing transaction	593,107	420,417
Savings and money market	2,949,559	2,621,146
Time, $100,000 or more	801,957	515,682
Other time	525,442	313,827
Total deposits	6,974,285	5,853,984
Customer repurchase agreements	30,413	76,561
Other short-term borrowings	—	325,000
Long-term borrowings	217,296	216,905
Other liabilities	58,202	56,141
Total Liabilities	7,280,196	6,528,591

Shareholders’ Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 34,387,919 and 34,185,163, respectively	342	340
Additional paid in capital	528,380	520,304
Retained earnings	584,494	431,544
Accumulated other comprehensive loss	(4,275)	(1,750)
Total Shareholders’ Equity	1,108,941	950,438
Total Liabilities and Shareholders’ Equity	$8,389,137	$7,479,029

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations
Years Ended December 31,
(dollars in thousands, except per share data)

	2018	2017	2016
Interest Income
Interest and fees on loans	$368,606	$308,510	$274,488
Interest and dividends on investment securities	17,907	12,214	9,629
Interest on balances with other banks and short-term investments	6,616	3,258	1,654
Interest on federal funds sold	157	52	34
Total interest income	393,286	324,034	285,805
Interest Expense
Interest on deposits	60,210	27,286	19,248
Interest on customer repurchase agreements	225	197	167
Interest on short-term borrowings	3,942	748	732
Interest on long-term borrowings	11,916	11,916	7,493
Total interest expense	76,293	40,147	27,640
Net Interest Income	316,993	283,887	258,165
Provision for Credit Losses	8,660	8,971	11,331
Net Interest Income After Provision For Credit Losses	308,333	274,916	246,834

Noninterest Income
Service charges on deposits	7,014	6,364	5,821
Gain on sale of loans	5,963	9,275	11,564
Gain on sale of investment securities	97	542	1,194
Increase in the cash surrender value of bank owned life insurance	1,507	1,711	1,554
Other income	8,005	11,480	7,151
Total noninterest income	22,586	29,372	27,284
Noninterest Expense
Salaries and employee benefits	67,734	67,129	67,010
Premises and equipment expenses	15,660	15,632	15,118
Marketing and advertising	4,566	4,095	3,495
Data processing	9,714	8,220	7,747
Legal, accounting and professional fees	9,742	5,053	3,673
FDIC insurance	3,512	2,554	2,718
Other expenses	15,783	15,869	15,255
Total noninterest expense	126,711	118,552	115,016
Income Before Income Tax Expense	204,208	185,736	159,102
Income Tax Expense	51,932	85,504	61,395
Net Income	$152,276	$100,232	$97,707

Earnings Per Common Share
Basic	$4.44	$2.94	$2.91
Diluted	$4.42	$2.92	$2.86

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(dollars in thousands)

	2018	2017	2016
Net Income	$152,276	$100,232	$97,707

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	(3,841)	(840)	(2,280)
Reclassification adjustment for net gains included in net income	(72)	(336)	(716)
Total unrealized loss on investment securities	(3,913)	(1,176)	(2,996)
Unrealized gain (loss) on derivatives	1,806	2,794	(934)
Reclassification adjustment for amounts included in net income	(418)	(987)	1,358
Total unrealized gain on derivatives	1,388	1,807	424
Other comprehensive (loss) income	(2,525)	631	(2,572)
Comprehensive Income	$149,751	$100,863	$95,135

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands except share data)

						Accumulated
						Other	Total
	Common			Additional Paid	Retained	Comprehensive	Shareholders’
	Shares	Amount	Warrant	in Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2016	33,467,893	$331	$946	$503,529	$233,604	$191	$738,601

Net Income	—	—	—	—	97,707	—	97,707
Other comprehensive loss, net of tax	—	—	—	—	—	(2,572)	(2,572)
Stock-based compensation expense	—	—	—	6,907	—	—	6,907
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	74,215	1	—	954	—	—	955
Excess tax benefits realized from stock compensation	—	—	—	400	—	—	400
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(18,490)	2	—	(2)	—	—	—
Time based stock awards granted	104,775	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	16,962	—	—	801	—	—	801
Issuance of common stock in full redemption of warrants	378,495	4	(946)	942
Balance December 31, 2016	34,023,850	$338	$—	$513,531	$331,311	$(2,381)	$842,799

Net Income	—	$—	$—	$—	$100,232	$—	$100,232
Other comprehensive gain, net of tax	—	—	—	—	—	631	631
Stock-based compensation expense	—	—	—	5,568	—	—	5,568
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	69,040	1	—	371	—	—	372
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(17,801)	2	—	(2)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	4,293	—	—	—	—	—	—
Time based stock awards granted	91,097	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	14,684	(1)	—	836	1	—	836
Balance December 31, 2017	34,185,163	$340	$—	$520,304	$431,544	$(1,750)	$950,438

Net Income	—	$—	$—	$—	$152,276	$—	$152,276
Other comprehensive loss, net of tax	—	—	—	—	—	(1,851)	(1,851)
Stock-based compensation expense	—	—	—	6,494	—	—	6,494
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	108,201	1	—	775	—	—	776
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(14,162)	1	—	(1)	—	—	—
Time based stock awards granted	94,344		—		—	—	—
Issuance of common stock related to employee stock purchase plan	14,373		—	808	—	—	808
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI (ASU 2018-02)	—	—	—	—	674	(674)	—
Balance December 31, 2018	34,387,919	$342	$—	$528,380	$584,494	$(4,275)	$1,108,941

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net Income	$152,276	$100,232	$97,707
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,660	8,971	11,331
Depreciation and amortization	6,969	6,883	6,226
Gains on sale of loans	(5,963)	(9,544)	(11,564)
Gains on sale of GNMA loans	(342)	(2,450)	—
Securities premium amortization (discount accretion), net	4,445	3,986	4,524
Origination of loans held for sale	(325,109)	(707,489)	(857,601)
Proceeds from sale of loans held for sale	337,256	746,016	865,028
Net increase in cash surrender value of BOLI	(1,507)	(1,466)	(1,554)
(Increase) decrease in deferred income tax benefit	(3,497)	18,974	(5,628)
Decrease in value of other real estate owned	—	—	200
Net loss (gain) on sale of other real estate owned	—	301	(682)
Net gain on sale of investment securities	(97)	(542)	(1,194)
Stock-based compensation expense	6,494	5,568	6,907
Net tax benefits from stock compensation	110	460	—
Excess tax benefits realized from stock compensation	—	—	(400)
Increase in other assets	(16,301)	(19,324)	(5,025)
Increase in other liabilities	2,061	10,348	8,545
Net cash provided by operating activities	165,455	160,924	116,820
Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks and short-term investments	—	—	2,496
Purchases of available for sale investment securities	(331,884)	(202,974)	(236,991)
Proceeds from maturities of available for sale securities	93,848	75,922	84,259
Proceeds from sale/call of available for sale securities	36,292	73,079	94,310
Purchases of Federal Reserve and Federal Home Loan Bank stock	(47,872)	(33,008)	(8,502)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	60,690	18,285	2,125
Net increase in loans	(583,393)	(738,067)	(687,362)
Purchases of BOLI	(11,000)	—	—
Proceeds from sale of other real estate owned	—	2,144	6,139
Bank premises and equipment acquired	(1,482)	(5,758)	(7,426)
Net cash used in investing activities	(784,801)	(810,377)	(750,952)
Cash Flows From Financing Activities:
Increase in deposits	1,120,301	137,870	557,670
(Decrease) increase in customer repurchase agreements	(46,148)	7,685	(3,480)
(Decrease) increase in short-term borrowings	(325,000)	325,000	—
Increase in long-term borrowings	—	—	147,586
Proceeds from exercise of equity compensation plans	776	372	955
Excess tax benefits realized from stock compensation	—	—	400
Proceeds from employee stock purchase plan	808	836	801
Net cash provided by financing activities	750,737	471,763	703,932
Net Increase (Decrease) In Cash and Cash Equivalents	131,391	(177,690)	69,800
Cash and Cash Equivalents at Beginning of Period	190,473	368,163	298,363
Cash and Cash Equivalents at End of Period	$321,864	$190,473	$368,163
Supplemental Cash Flows Information:
Interest paid	$73,806	$39,772	$24,031
Income taxes paid	$55,200	$69,200	$66,150
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$—	$1,145	$2,500

See notes to consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2018, 2017 and 2016:

Note 1 – Summary of Significant Accounting Policies

The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the “Company”), EagleBank (the “Bank”), Eagle Commercial Ventures, LLC (“ECV”), Eagle Insurance Services, LLC, and Bethesda Leasing, LLC, with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company’s books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“GAAP”) and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2018. The following is a summary of the significant accounting policies.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans, the origination of small business loans, and the origination, securitization and sale of multifamily FHA loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. As of December 31, 2018, the Bank offers its products and services through twenty banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, had provided subordinated financing for the acquisition, development and construction of real estate projects; these transactions involved higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

The Company’s current practice is to sell residential mortgage loans held for sale on a servicing released basis, and, therefore, it has no intangible asset recorded in the normal course of business for the value of such servicing as of December 31, 2018 and December 31, 2017.

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

The Company originates multifamily FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (”Ginnie Mae”) MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and generally retains the MSRs for a period of time before the MSRs are packaged into a portfolio and sold. When servicing is retained on multifamily FHA loans securitized and sold, the Company computes an excess servicing asset on a loan by loan basis with the unamortized amount being included in Intangible assets in the Consolidated Balance Sheets. Unamortized multifamily FHA MSRs totaled $282 thousand as of December 31, 2018 and $596 thousand as of December 31, 2017.

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

Investment Securities

The Company has no securities classified as trading, or as held-to-maturity. Securities available-for-sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, current market conditions, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses being reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of deferred income tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income in the Consolidated Statements of Operations.

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

Higher Risk Lending – Revenue Recognition

The Company had occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entailed higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions were made through the Company’s subsidiary, ECV. This activity was limited as to individual transaction amount and total exposure amounts, based on capital levels, and was carefully monitored. The loans were carried on the balance sheet at amounts outstanding. ECV recorded no additional interest on higher risk loan transactions during 2018, 2017, or 2016 (although normal interest income was recorded) and had no transactions outstanding as of December 31, 2018 compared to three higher risk loan transactions outstanding as of December 31, 2017, amounting to $7.7 million.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets and MSRs that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.

Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually or upon the occurrence of a triggering event. The Company performs impairment testing during the fourth quarter of each year or when events or changes in circumstances indicate the assets might be impaired.

The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of a reporting unit under the goodwill impairment test is judgmental and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of qualitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2018. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Interest Rate Swap Derivatives

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Income Taxes

The Company employs the asset and liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e. temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and limits risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are necessary for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at December 31, 2018 or December 31, 2017.

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

Stock-Based Compensation

In accordance with ASC Topic 718, “Compensation,” the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value of option and restricted stock awards computed at the date of grant. Compensation expense on variable stock grants (i.e. performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 17 to the Consolidated Financial Statements for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2018, 2017 and 2016. The Company records the discount from the fair market value of shares issued under its Employee Share Purchase Plan as a component of Salaries and employee benefits expense in its Consolidated Statement of Income.

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Substantially all of the Company’s revenue is generated from contracts with customers. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

●	Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

●	Other Fees – generally, the Company receives compensation when a customer that it refers opens an account with certain third-parties. This category includes credit card, investment advisory, and interchange fees. The timing and amount of revenue recognition is not materially impacted by the new standard.

●	Sale of OREO – ASU 2014-09 prescribes derecognition requirements for the sale of OREO that are less prescriptive than existing derecognition requirements. Previously, the Company was required to assess 1) the adequacy of a buyer’s initial and continuing investments and 2) the seller’s continuing involvement with the property. ASU 2014-09 requires an entity to assess whether it is “probable” that it will collect the consideration to which it will be entitled in exchange for transferring the asset to the customer. The new requirements could result in earlier revenue recognition; however, such sales are infrequent and the impact of this change is not considered material to our financial statements.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals based on fee schedules. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not have contract balances material to our financial statements. As of December 31, 2018 and 2017, the Company did not have any significant contract balances.

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

ASU 2016-01, “Financial Instruments—(Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 was effective for us effective January 1, 2018 and did not have a material impact on our Consolidated Financial Statements. Refer to Note 24 to the Consolidated Financial Statements for the valuation of the loan portfolio using the exit price notion.

ASU 2016-15 “Statement of Cash Flows (Topic 230)” is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted ASU 2017-04 effective December 31, 2018. The new standard did not have a material impact on our Consolidated Financial Statements.

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. The Company early adopted ASU 2017-12 effective January 1, 2018. The new standard did not have a material impact on our Consolidated Financial Statements.

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

Accounting Standards Pending Adoption

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 has, among other things, required lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 became effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which, among other things, provides an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we expect to recognize right-of-use assets between $36 million and $38 million and related lease liabilities between $36 million and $38 million. We expect to elect to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to utilize the modified-retrospective transition approach prescribed by ASU 2018-11.

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

Note 2 – Cash and Due from Banks

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

Note 3 – Investment Securities Available-for-Sale

 Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
December 31, 2018	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$260,150	$228	$4,033	$256,345
Residential mortgage backed securities	477,949	1,575	7,293	472,231
Municipal bonds	45,814	439	484	45,769
Corporate bonds	9,503	79	6	9,576
Other equity investments	218	—	—	218
	$793,634	$2,321	$11,816	$784,139

December 31, 2017	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$198,115	$283	$2,414	$195,984
Residential mortgage backed securities	322,067	187	4,418	317,836
Municipal bonds	60,976	1,295	214	62,057
Corporate bonds	13,010	163	—	13,173
Other equity investments	218	—	—	218
	$594,386	$1,928	$7,046	$589,268

In addition, at December 31, 2018 and December 31, 2017, the Company held $23.5 million and $36.3 million in equity securities, respectively, in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.6 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2018 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2018 and 2017 are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2018	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	58	$72,679	$533	$144,636	$3,500	$217,315	$4,033
Residential mortgage backed securities	151	61,199	527	225,995	6,766	287,194	7,293
Municipal bonds	11	4,299	50	17,041	434	21,340	484
Corporate bonds	1	1,494	6	—	—	1,494	6
	221	$139,671	$1,116	$387,672	$10,700	$527,343	$11,816

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2017	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	38	$102,264	$1,073	$55,093	$1,341	$157,357	$2,414
Residential mortgage backed securities	137	152,350	1,306	147,953	3,112	300,303	4,418
Municipal bonds	8	17,446	214	—	—	17,446	214
	183	$272,060	$2,593	$203,046	$4,453	$475,106	$7,046

The amortized cost and estimated fair value of investments available-for-sale at December 31, 2018 and 2017 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$128,148	$125,545	$109,893	$108,198
After one year through five years	119,856	118,883	74,106	73,916
Five years through ten years	12,146	11,917	14,116	13,870
Residential mortgage backed securities	477,949	472,231	322,067	317,836
Municipal bonds maturing:
One year or less	8,097	8,167	5,068	5,171
After one year through five years	15,025	15,081	19,405	19,879
Five years through ten years	21,626	21,385	35,432	35,846
After ten years	1,066	1,136	1,071	1,161
Corporate bonds maturing:
After one year through five years	8,003	8,076	11,510	11,673
After ten years	1,500	1,500	1,500	1,500
Other equity investments	218	218	218	218
	$793,634	$784,139	$594,386	$589,268

In 2018, gross realized gains on sales of investment securities were $391 thousand and gross realized losses on sales of investment securities were $294 thousand. In 2017, gross realized gains on sales of investment securities were $796 thousand and gross realized losses on sales of investment securities were $254 thousand. In 2016, gross realized gains on sales of investment securities were $1.4 million and gross realized losses on sales of investment securities were $188 thousand.

Proceeds from sales and calls of investment securities for 2018, 2017 and 2016 were $36.3 million, $73.1 million, and $94.3 million, respectively.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at December 31, 2018 was $528.2 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of December 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Note 4 - Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at December 31, 2018 and 2017 are summarized by type as follows:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,553,112	22%	$1,375,939	21%
Income producing - commercial real estate	3,256,900	46%	3,047,094	48%
Owner occupied - commercial real estate	887,814	13%	755,444	12%
Real estate mortgage - residential	106,418	2%	104,357	2%
Construction - commercial and residential	1,039,815	15%	973,141	15%
Construction - C&I (owner occupied)	57,797	1%	58,691	1%
Home equity	86,603	1%	93,264	1%
Other consumer	2,988	—	3,598	—
Total loans	6,991,447	100%	6,411,528	100%
Less: allowance for credit losses	(69,944)		(64,758)
Net loans	$6,921,503		$6,346,770

Unamortized net deferred fees amounted to $26.5 million and $23.9 million at December 31, 2018 and 2017, of which $60 thousand and $93 thousand at December 31, 2018 and 2017, respectively, represented net deferred costs on home equity loans.

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

As of December 31, 2018 and 2017, the Bank serviced $111.1 million and $195.3 million, respectively, of multifamily FHA loans, SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing. At December 31, 2018, owner occupied commercial real estate and construction - C&I (owner occupied) represent approximately 14% of the loan portfolio while non-owner occupied commercial real estate and real estate construction represented approximately 61% of the loan portfolio. The combined owner occupied and commercial real estate loans represented approximately 75% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 85% of all loans being secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 22% of the loan portfolio at December 31, 2018 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 2% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 1% of the loan portfolio at December 31, 2018 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.62 billion at December 31, 2018. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 70% of the outstanding ADC loan portfolio at December 31, 2018. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following tables detail activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income Producing -	Owner Occupied -	Real Estate	Construction -
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Year Ended December 31, 2018
Allowance for credit losses:
Balance at beginning of period	$13,102	$25,376	$5,934	$944	$18,492	$770	$140	$64,758
Loans charged-off	(3,491)	(121)	(132)	—	(1,160)	—	(81)	(4,985)
Recoveries of loans previously charged-off	340	2	3	6	1,009	133	18	1,511
Net loans (charged-off) recoveries	(3,151)	(119)	(129)	6	(151)	133	(63)	(3,474)
Provision for credit losses	5,906	2,777	437	15	(166)	(304)	(5)	8,660
Ending balance	$15,857	$28,034	$6,242	$965	$18,175	$599	$72	$69,944
For the Year Ended December 31, 2018
Allowance for credit losses:
Individually evaluated for impairment	$4,803	$2,465	$600	$—	$1,050	$—	$—	$8,918
Collectively evaluated for impairment	11,054	25,569	5,642	965	17,125	599	72	61,026
Ending balance	$15,857	$28,034	$6,242	$965	$18,175	$599	$72	$69,944

Year Ended December 31, 2017
Allowance for credit losses:
Balance at beginning of period	$14,700	$21,105	$4,010	$1,284	$16,487	$1,328	$160	$59,074
Loans charged-off	(747)	(1,470)	—	—	(2,158)	(100)	(100)	(4,575)
Recoveries of loans previously charged-off	681	80	3	6	492	5	21	1,288
Net loans (charged-off) recoveries	(66)	(1,390)	3	6	(1,666)	(95)	(79)	(3,287)
Provision for credit losses	(1,532)	5,661	1,921	(346)	3,671	(463)	59	8,971
Ending balance	$13,102	$25,376	$5,934	$944	$18,492	$770	$140	$64,758
For the Year Ended December 31, 2017
Allowance for credit losses:
Individually evaluated for impairment	$3,259	$2,380	$1,382	$—	$500	$—	$80	$7,601
Collectively evaluated for impairment	9,843	22,996	4,552	944	17,992	770	60	57,157
Ending balance	$13,102	$25,376	$5,934	$944	$18,492	$770	$140	$64,758

The Company’s recorded investments in loans as of December 31, 2018 and December 31, 2017 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Income Producing - Commercial	Owner Occupied - Commercial	Real Estate Mortgage	Construction - Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
December 31, 2018
Recorded investment in loans:
Individually evaluated for impairment	$8,738	$61,747	$5,307	$1,228	$7,012	$487	$—	$84,519
Collectively evaluated for impairment	1,544,374	3,195,153	882,507	105,190	1,090,600	86,116	2,988	6,906,928
Ending balance	$1,553,112	$3,256,900	$887,814	$106,418	$1,097,612	$86,603	$2,988	$6,991,447
December 31, 2017
Recorded investment in loans:
Individually evaluated for impairment	$8,726	$10,192	$5,501	$478	$4,709	$494	$91	$30,191
Collectively evaluated for impairment	1,367,213	3,036,902	749,943	103,879	1,027,123	92,770	3,507	6,381,337
Ending balance	$1,375,939	$3,047,094	$755,444	$104,357	$1,031,832	$93,264	$3,598	$6,411,528

At December 31, 2018, nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) and Virginia Heritage have a carrying value of $282 thousand and $202 thousand, respectively, and an unpaid principal balance of $332 thousand and $995 thousand, respectively, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses.

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

The Company’s credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2018 and 2017.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans
December 31, 2018
Commercial	$1,505,477	$25,584	$22,051	$—	$1,553,112
Income producing - commercial real estate	3,182,903	1,536	82,885	—	3,256,900
Owner occupied - commercial real estate	844,286	38,221	5,307	—	887,814
Real estate mortgage 3 residential	104,543	647	1,228	—	106,418
Construction - commercial and residential	1,090,600	—	7,012	—	1,097,612
Home equity	85,434	682	487	—	86,603
Other consumer	2,988	—	—	—	2,988
Total	$6,816,231	$66,670	$118,970	$—	$6,991,447
December 31, 2017
Commercial	$1,333,050	$34,163	$8,726	$—	$1,375,939
Income producing - commercial real estate	3,033,046	3,856	10,192	—	3,047,094
Owner occupied - commercial real estate	696,754	53,189	5,501	—	755,444
Real estate mortgage - residential	103,220	659	478	—	104,357
Construction - commercial and residential	1,027,123	—	4,709	—	1,031,832
Home equity	92,084	686	494	—	93,264
Other consumer	3,505	2	91	—	3,598
Total	$6,288,782	$92,555	$30,191	$—	$6,411,528

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

The following table presents, by class of loan, information related to nonaccrual loans as of December 31, 2018 and 2017.

(dollars in thousands)	December 31, 2018	December 31, 2017
Commercial	$7,115	$3,493
Income producing - commercial real estate	1,766	832
Owner occupied - commercial real estate	2,368	5,501
Real estate mortgage - residential	1,510	775
Construction - commercial and residential	3,031	2,052
Home equity	487	494
Other consumer	—	91
Total nonaccrual loans (1)(2)	$16,277	$13,238

(1)	Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $24.0 million at December 31, 2018, and $12.3 million at December 31, 2017.

(2)	Gross interest income of $1.0 million and $939 thousand would have been recorded in 2018 and 2017, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $265 thousand and $101 thousand at December 31, 2018 and 2017, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of December 31, 2018 and 2017.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans
December 31, 2018
Commercial	$4,535	$2,870	$7,115	$14,520	$1,538,592	$1,553,112
Income producing - commercial real estate	5,855	27,479	1,766	35,100	3,221,800	3,256,900
Owner occupied - commercial real estate	5,051	2,370	2,368	9,789	878,025	887,814
Real estate mortgage – residential	2,456	1,698	1,510	5,664	100,754	106,418
Construction - commercial and residential	4,392	—	3,031	7,423	1,090,189	1,097,612
Home equity	630	47	487	1,164	85,439	86,603
Other consumer	—	—	—	—	2,988	2,988
Total	$22,919	$34,464	$16,277	$73,660	$6,917,787	$6,991,447
December 31, 2017
Commercial	$2,705	$748	$3,493	$6,946	$1,368,993	$1,375,939
Income producing - commercial real estate	4,398	6,930	832	12,160	3,034,934	3,047,094
Owner occupied - commercial real estate	522	3,906	5,501	9,929	745,515	755,444
Real estate mortgage – residential	6,993	1,244	775	9,012	95,345	104,357
Construction - commercial and residential	—	5,268	2,052	7,320	1,024,512	1,031,832
Home equity	307	—	494	801	92,463	93,264
Other consumer	45	6	91	142	3,456	3,598
Total	$14,970	$18,102	$13,238	$46,310	$6,365,218	$6,411,528

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

The following table presents, by class of loan, information related to impaired loans for the years ended December 31, 2018 and 2017.

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average Recorded Investment		Interest Income Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date
December 31, 2018
Commercial	$8,613	$2,057	$6,084	$8,141	$4,803	$10,306	$8,359	$(126)	$190
Income producing - commercial real estate	21,402	1,720	19,682	21,402	2,465	15,331	12,309	189	550
Owner occupied - commercial real estate	5,731	4,361	1,370	5,731	600	5,746	6,011	47	196
Real estate mortgage – residential	1,510	1,510	—	1,510	—	1,516	1,688	—	2
Construction - commercial and residential	3,031	3,031	—	3,031	1,050	3,031	2,028	—	68
Home equity	487	487	—	487	—	487	491	—	—
Other consumer	—	—	—	—	—	46	69	—	—
Total	$40,774	$13,166	$27,136	$40,302	$8,918	$36,463	$27,836	$110	$1,006
December 31, 2017
Commercial	$5,644	$1,777	$3,748	$5,525	$3,259	$5,764	$5,765	$48	$145
Income producing - commercial real estate	10,044	781	9,263	10,044	2,380	10,068	10,127	120	493
Owner occupied - commercial real estate	6,596	1,095	5,501	6,596	1,382	6,743	5,210	27	73
Real estate mortgage – residential	775	775	—	775	—	538	423	17	17
Construction - commercial and residential	2,052	1,534	518	2,052	500	3,491	3,731	(14)	—
Home equity	494	494	—	494	—	544	346	—	2
Other consumer	91	—	91	91	80	92	93	—	—
Total	$25,696	$6,456	$19,121	$25,577	$7,601	$27,240	$25,695	$198	$730

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of December 31, 2018, all performing TDRs were categorized as interest-only modifications.

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

The following table presents, by class, the recorded investment of loans modified in TDRs held by the Company during the years ended December 31, 2018 and 2017.

	For the Year Ended December 31, 2018
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructurings
Restructured accruing	9	$1,026	$19,636	$3,363	$—	$24,025
Restructured nonaccruing	3	544	—	—	—	544
Total	12	$1,570	$19,636	$3,363	$—	$24,569

Specific allowance		$—	$3,000	$—	$—	$3,000

Restructured and subsequently defaulted		$408	$937	$—	$—	$1,345

	For the Year Ended December 31, 2017
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructings
Restructured accruing	9	$2,032	$9,212	$1,095	$—	$12,339
Restructured nonaccruing	5	867	121	—	—	988
Total	14	$2,899	$9,333	$1,095	$—	$13,327

Specific allowance		$595	$2,350	$—	$—	$2,945

Restructured and subsequently defaulted		$237	$—	$—	$—	$237

The Company had twelve TDRs at December 31, 2018, totaling approximately $24.6 million, as compared to fourteen TDRs totaling approximately $13.3 million at December 31, 2017. At December 31, 2018, nine of these TDR loans, totaling approximately $24.0 million, are performing under their modified terms, as compared to the same period in 2017, there were nine performing TDR loans totaling approximately $12.3 million. During 2018, there were two performing TDRs totaling $460 thousand that defaulted on their modified terms which were reclassified to nonperforming loans, as compared to the same period in 2017, there were five performing TDR loans totaling approximately $988 thousand that defaulted on their modified terms and were reclassified to nonperforming loans. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. During 2018 there were four defaulted loans totaling approximately $1.4 million that were charged off during the year, as compared to the same period in 2017, there was one defaulted loan totaling approximately $237 thousand that was charged off. There were two loan payoffs on performing loans in 2018 totaling approximately $3.9 million that were modified during the year. During 2018, there was a pay down of approximately $176 thousand on one nonperforming loan totaling approximately $183 thousand at December 31, 2017. During 2017, there was a pay down of approximately $4.8 million resulting from the sale of the underlying collateral on one nonperforming loan totaling approximately $4.9 million at December 31, 2016. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. During 2018, there were two loans modified in a TDR totaling approximately $12.8 million, as compared to the same period in 2017, there were four loans totaling approximately $5.3 million modified in a TDR.

The criteria used to determine if a loan should be considered for charge off relates to its ultimate collectability includes the following:

●	All or a portion of the loan is deemed uncollectible;

●	Repayment is dependent upon secondary sources, such as liquidation of collateral, other assets, or judgment liens that may require an indefinite time period to collect.

Loans may be identified for charge off in whole or in part based upon an impairment analysis consistent with ASC 310. If all or a portion of a loan is deemed uncollectible, such amount shall be charged off in the month in which the loan or portion thereof is determined to be uncollectible.

Loans approved for non-accrual status, or charge off, are managed by the Chief Credit Officer or as dictated by the Directors Loan Committee and/or Credit Review Committee. The Chief Credit Officer is expected to position the loan in the best possible posture for recovery, including, among other actions, liquidating collateral, obtaining additional collateral, filing suit to obtain judgment or restructuring of repayment terms. A review of charged off loans is made on a monthly basis to assess the possibility of recovery from renewed collection efforts. All charged off loans that are deemed to have the possibility of recovery, whether partial or full, shall be actively pursued. Charged off loans that are deemed uncollectible will be placed in an inactive file with documentation supporting the suspension of further collection efforts.

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

(dollars in thousands)	2018	2017
Balance at January 1,	$(2,459)	$(4,444)
Net reclassifications from nonaccretable yield	—	—
Accretion	964	1,985
Balance at December 31,	$(1,495)	$(2,459)

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

The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2018 and 2017.

(dollars in thousands)	2018	2017
Balance at January 1,	$238,236	$137,816
Additions	55,657	138,565
Repayments	(126,009)	(38,145)
Balance at December 31,	$167,884	$238,236

During 2018, we modified our analysis with respect to insider related parties and as a result included additional relationships such as those involving extended family members and trusts, resulting in an increase to the previously reported $60.9 million balance of related party loans at December 31, 2017.

Note 5 - Premises and Equipment

Premises and equipment include the following at December 31:

(dollars in thousands)	2018	2017
Leasehold improvements	$31,026	$31,451
Furniture and equipment	31,168	29,667
Less accumulated depreciation and amortization	(45,343)	(40,127)
Total premises and equipment, net	$16,851	$20,991

Total depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016, was $5.6 million, $5.4 million and $5.0 million, respectively.

The Company leases banking and office space in 29 locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from five to ten years and provide for one or more five year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $8.3 million for the year 2018, and $8.5 million for each of 2017 and 2016, as the company has completed some consolidation and “right-sizing” of its banking offices network. The Company subleased three leased premises during 2018, and four leased premises during 2017 and 2016. The Company recorded $574 thousand, $455 thousand, and $579 thousand of sublease income as a reduction of rent expense during 2018, 2017, and 2016, respectively.

At December 31, 2018, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
(dollars in thousands)	Amount
2019	$8,435
2020	7,700
2021	7,611
2022	7,108
2023	6,750
Thereafter	29,138
Total minimum lease payments	$66,742

Note 6 – Intangible Assets

Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

	Gross				Net
	Intangible		Accumulated	FHA	Intangible
(dollars in thousands)	Assets	Additions	Amortization	MSR Sales	Assets
December 31, 2018
Goodwill (1)	$104,168	$—	$—	$—	$104,168
Core deposit (2)	7,070	—	(6,312)	—	758
Excess servicing (3)	1,465	838	(1,053)	(672)	578
Non-compete agreements (4)	345	0	(83)	—	262
	$113,048	$838	$(7,448)	$(672)	$105,766
December 31, 2017
Goodwill (1)	$104,168	$—	$—	$—	$104,168
Core deposit (2)	7,070	—	(5,355)	—	1,715
Excess servicing (3)	472	993	(481)	—	984
Non-compete agreements (4)	—	345	—	—	345
	$111,710	$1,338	$(5,836)	$—	$107,212

The aggregate amortization expense was $1.6 million, $1.5 million, and $1.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(1)	The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity of approximately $360 thousand. Based on allowable adjustments through August 31, 2009, the unidentified intangible (goodwill) amounted to approximately $2.2 million. The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Virginia Heritage of approximately $102 million.

(2)	In connection with the Fidelity and Virginia Heritage acquisitions, the Company made an allocation of the purchase price to core deposit intangibles which were $2.3 million and $4.6 million, respectively, based off of an independent evaluation and is included in intangible assets, net of accumulated amortization on the Consolidated Balance Sheets. The initial amount recorded for the Fidelity acquisition was $2.3 million. The amount of the core deposit intangible relating to the Fidelity acquisition was fully amortized at December 31, 2018, as a component of other noninterest expense. The initial amount recorded for the Virginia Heritage acquisition was $4.6 million. The amount of the core deposit intangible relating to the Virginia Heritage acquisition at December 31, 2018 was $758 thousand, which is being amortized over its remaining economic life through 2020 as a component of other noninterest expense.

(3)	The Company recognizes a servicing asset for the computed value of servicing fees on the sale of multifamily FHA loans and the sale of the guaranteed portion of SBA loans. Assumptions related to loan terms and amortization is made to arrive at the initial recorded values, which are included in other assets. During 2018, the Company sold a portion of its FHA mortgage servicing rights totaling $672 thousand for a net loss of $71 thousand.

(4)	The Company entered into a non-compete agreement for three years with its former Vice Chairman of the Bank. The amount of the non-compete intangible was $262 thousand as of December 31, 2018, which is being amortized over its remaining term through 2020 as a component of professional fees.

The future estimated annual amortization expense is presented below:

Years ending December 31:
(dollars in thousands)	Amount
2019	1,051
2020	155
2021	71
2022	71
2023	71
Thereafter	179
Total annual amortization	$1,598

Note 7 – Other Real Estate Owned

The activity within OREO for the years ended December 31, 2018 and 2017 is presented in the table below. There was one residential real estate loan totaling $487 thousand in the process of foreclosure as of December 31, 2018. For the year ended December 31, 2018, there were no sales of OREO. For the year ended December 31, 2017, the proceeds on sales of OREO were $2.1 million resulting from the sale of three foreclosed properties. For the year ended December 31, 2017, the loss on the sale of OREO was $301 thousand.

	Year Ended December 31,
(dollars in thousands)	2018	2017
Balance at January 1,	$1,394	$2,694
Real estate acquired from borrowers	—	1,145
Properties sold	—	(2,445)
Ending balance	$1,394	$1,394

Note 8 – Mortgage Banking Derivatives

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

At December 31, 2018 the Bank had mortgage banking derivative financial instruments with a notional value of $49.6 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2018 was $229 thousand included in other assets and $269 thousand included in other liabilities. At December 31, 2017 the Bank had mortgage banking derivative financial instruments with a notional value of $37.1 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2017 was $43 thousand included in other assets and $10 thousand included in other liabilities.

Included in gain on sale of loans for the year ended December 31, 2018 and 2017 was a net gain of $57 thousand and a net gain of $279 thousand, respectively, relating to mortgage banking derivative instruments. The amount included in gain on sale of loans for year ended December 31, 2018 and 2017 pertaining to its mortgage banking hedging activities was a net realized loss of $157 thousand and a net realized loss of $809 thousand, respectively.

Note 9 – Interest Rate Swap Derivatives

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

As of December 31, 2018 and December 31, 2017, the Company had three forward starting designated cash flow hedge interest rate swap transactions outstanding that had an aggregate notional amount of $250 million associated with the Company’s variable rate deposits. The net unrealized gain before income tax on the swaps was $3.7 million at December 31, 2018 compared to a net unrealized gain before income tax of $2.3 million at December 31, 2017. The unrealized gain at year end 2018 is due to the expectation of short term rates remaining above the fixed strike rate of the swap for the remaining term of the interest rate swap.

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

Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the year ended December 31, 2018, the Company reclassified income of $560 thousand related to designated cash flow hedge derivatives from accumulated other comprehensive income to decrease interest expense. During the year ended December 31, 2017, the Company reclassified $1.6 million related to derivatives from accumulated other comprehensive income to interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $2.0 million will be reclassified as a decrease in interest expense.

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

As of December 31, 2018, the aggregate fair value of all designated cash flow hedge derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our capital status) that were in a net asset position totaled $3.7 million. The aggregate fair value of all derivative contracts with credit risk contingent features that were a net asset position totaled $2.3 million as of December 31, 2017. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2018 and 2017, the Company was not required to post collateral with its derivative counterparties against its obligations under these agreements because these agreements were in a net asset position. If the Company had breached any provisions under the agreements at December 31, 2018 or December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

During the third quarter of 2018, the Company entered into credit risk participation agreements (“RPAs”) with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative, and have a notional value of $27.5 million as of December 31. 2018. The changes in fair value for these contracts are recognized directly in earnings.

The table below identifies the balance sheet category and fair values of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of December 31, 2018 and December 31, 2017.

		December 31, 2018			December 31, 2017
	Swap	Notional		Balance Sheet	Notional		Balance Sheet
	Number	Amount	Fair Value	Category	Amount	Fair Value	Category
Derivatives designated as hedging instruments

(dollars in thousands)
Interest rate swap	(1)	$75,000	$845	Other Assets	$75,000	$598	Other Assets
Interest rate swap	(2)	100,000	1,478	Other Assets	100,000	821	Other Assets
Interest rate swap	(3)	75,000	1,404	Other Assets	75,000	837	Other Assets
	Total	$250,000	$3,727		$250,000	$2,256

Derivatives not designated as hedging instruments

(dollars in thousands)
Other Contracts	(1)	27,500	59	Other Liabilities	—	—	Other Liabilities
	Total	$27,500	$59		$—	$—

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the years ended December 31, 2018 and December 31, 2017.

		Year Ended December 31, 2018			Year Ended December 31, 2017
		Amount of	Reclassified from AOCI into Income		Amount of	Reclassified from AOCI into Income
	Swap	Pre-tax gain		Amount of	Pre-tax (loss)		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Recognized in OCI	Category	(Loss)

(dollars in thousands)
Interest rate swap	(1)	$528	Interest Expense	$240	$393	Interest Expense	$(400)
Interest rate swap	(2)	854	Interest Expense	198	702	Interest Expense	(634)
Interest rate swap	(3)	688	Interest Expense	122	260	Interest Expense	(560)
	Total	$2,070		$560	$1,355		$(1,594)

The table below presents the pre-tax net gains (losses ) of the Company’s designated cash flow hedges for the years ended December 31, 2018 and 2017.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31, 2018		Year Ended December 31, 2017
(dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$560	$—	$(1,594)	$—

The effects of cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$560	$—	$(1,594)	$—

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

The following table presents the liabilities subject to an enforceable master netting arrangement as of December 31, 2018 and December 31, 2017.

As of December 31, 2018
Offsetting of Derivative Assets (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$2,948	$—	$2,948	$—	$—	$2,948
Counterparty 2	892	—	$892	—	—	$892
Counterparty 3	(59)	—	$(59)	—	—	$(59)
	$3,781	$—	$3,781	$—	$—	$3,781

As of December 31, 2017
Offsetting of Derivative Assets (dollars in thousands)
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$1,619	$—	$1,619	$—	$—	$1,619
Counterparty 2	582	—	582	—	—	582
	$2,201	$—	$2,201	$—	$—	$2,201

Note 10 – Deposits

The following table provides information regarding the Bank’s deposit composition at December 31, 2018, 2017, and 2016 as well as the average rate being paid on interest bearing deposits at December 31, 2018, 2017, and 2016.

	2018		2017		2016
		Average		Average		Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest bearing demand	$2,104,220	—	$1,982,912	—	$1,775,684	—
Interest bearing transaction	593,107	0.81%	420,417	0.46%	289,122	0.16%
Savings and money market	2,949,559	1.68%	2,621,146	0.70%	2,902,560	0.54%
Time, $100,000 or more	801,957	2.25%	515,682	1.20%	464,842	0.95%
Other time	525,442	2.25%	313,827	1.17%	283,906	0.86%
Total	$6,974,285		$5,853,984		$5,716,114

The remaining maturity of time deposits at December 31, 2018, 2017 and 2016 are as follows:

(dollars in thousands)	2018	2017	2016
Three months or less	$230,360	$180,459	$120,238
More than three months through six months	355,022	228,513	151,422
More than six months through twelve months	308,063	208,554	207,141
Over twelve months	433,954	211,983	269,947
Total	$1,327,399	$829,509	$748,748

Interest expense on deposits for the years ended December 31, 2018, 2017 and 2016 is as follows:

(dollars in thousands)	2018	2017	2016
Interest bearing transaction	$3,348	$1,537	$646
Savings and money market	35,534	17,284	12,038
Time, $100,000 or more	17,138	7,294	6,487
Other time	4,190	1,171	77
Total	$60,210	$27,286	$19,248

Related Party Deposits totaled $141.4 million and $179.1 million at December 31, 2018 and 2017, respectively.

During 2018, we modified our analysis with respect to insider related parties and as a result included additional relationships such as those involving extended family members and trusts, resulting in an increase to the previously reported $84.3 million balance of related party deposits at December 31, 2017.

As of December 31, 2018 and December 31, 2017, time deposit accounts in excess of $250 thousand totaled $445.8 million and $279.7 million, respectively.

Note 11 – Affordable Housing Projects Tax Credit Partnerships

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company accounts for its affordable housing tax credit investments using the proportional amortization method. The Company’s net affordable housing tax credit investments were $28.2 million and related unfunded commitments were $15.0 million and as of December 31, 2018 and are included in Other Assets and Other Liabilities in the Consolidated Statements of Condition.

As of December 31, 2018, the expected payments for unfunded affordable housing commitments were as follows:

Years ending December 31:
(dollars in thousands)	Amount
2019	$6,111
2020	4,473
2021	3,114
2022	155
2023	247
Thereafter	889
Total unfunded commitments	$14,989

Note 12 – Borrowings

Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2018		2017		2016
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased	$30,413	0.86%	$76,561	0.33%	$76,561	0.33%
Federal Home Loan Bank – current portion	—	—	325,000	1.48%	325,000	1.48%
Total	$30,413		$401,561		$401,561

Average Daily Balance:
Customer repurchase agreements and federal funds purchased	$44,333	0.51%	$73,237	0.27%	$73,237	0.27%
Federal Home Loan Bank – current portion	192,131	2.02%	65,416	1.13%	65,416	1.13%
Total	$236,464		$138,653		$138,653

Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased	$72,141	0.32%	$85,614	0.29%	$85,614	0.29%
Federal Home Loan Bank – current portion	325,000	1.62%	325,000	1.48%	325,000	1.48%
Total	$397,141		$410,614		$410,614

Long-term:
At Year-End:
Subordinated Notes	220,000	5.42%	220,000	5.42%	220,000	5.42%

Average Daily Balance:
Subordinated Notes	220,000	5.42%	220,000	5.42%	220,000	5.42%
Total	$220,000		$220,000		$220,000
Maximum Month-end Balance:
Subordinated Notes	220,000	5.42%	220,000	5.42%	220,000	5.42%
Total	$220,000		$220,000		$220,000

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

The Bank can purchase up to $147.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2018 and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.26 billion, against which there was $62.3 million outstanding at December 31, 2018. The Bank also has a commitment at December 31, 2018 from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $544.5 million at December 31, 2018. At December 31, 2018, the Bank was also eligible to make advances from the FHLB up to $1.51 billion based on collateral at the FHLB, of which there was $55.0 million outstanding at December 31, 2018. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $662.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

Note 13 – Warrants

On December 27, 2016, 378,495 net shares of common stock were issued upon the exercise in full of the warrant for 423,977 shares originally issued in connection with the issuance of the Series B Preferred Stock.

Note 14 – Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017 reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we recorded a $14.6 million reduction in the value of our net deferred tax asset, which was recorded as additional income tax expense during 2017. We had net deferred tax assets (deferred tax assets in excess of deferred tax liabilities) of $33.0 million and $28.8 million at December 31, 2018 and 2017, respectively, which related primarily to our allowance for credit losses, and loan origination fees. Management believes it is more likely than not that all of the deferred tax assets will be realized. Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2018	2017	2016
Current federal income tax expense	$39,498	$59,019	$53,290
Current state income tax expense	15,931	7,511	13,733
Total current tax expense	55,429	66,530	67,023

Deferred federal income tax expense (benefit)	(2,634)	18,459	(5,523)
Deferred state income tax expense (benefit)	(863)	515	(105)
Total deferred tax expense (benefit)	(3,497)	18,974	(5,628)

Total income tax expense	$51,932	$85,504	$61,395

Temporary timing differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. The table below summarizes significant components of our deferred tax assets and liabilities utilizing federal corporate income tax rates of 21% as of December 31, 2018 and 2017 and 35% as of December 31, 2016:

(dollars in thousands)	2018	2017	2016
Deferred tax assets
Allowance for credit losses	$18,101	$16,568	$23,738
Deferred loan fees and costs	6,733	6,741	10,728
Deferred rent	1,026	1,009	1,483
Stock-based compensation	1,722	847	3,037
Net operating loss	2,003	2,032	2,695
Unrealized loss on securities available-for-sale	2,756	1,312	1,303
Unrealized loss on interest rate swap derivatives	—	—	284
SERP	1,497	1,373	2,088
Premises and equipment	795	33	3,838
Other	287	35	477
Total deferred tax assets	34,920	29,950	49,671

Unrealized gain on interest rate swap derivatives	(965)	(578)	—
Excess servicing	(77)	(99)	(191)
Intangible assets	(223)	(503)	(1,260)
Other liabilities	(328)	—	—
Total deferred tax liabilities	(1,593)	(1,180)	(1,451)
Net deferred income tax amount	$33,327	$28,770	$48,220

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31 follows:

	2018	2017	2016
Statutory federal income tax rate	21.00%	35.00%	35.00%
Increase (decrease) due to
State income taxes	5.83	3.41	5.57
Deferred tax adjustment related to Tax Act	—	7.85	—
Tax exempt interest and dividend income	(1.13)	(0.61)	(0.98)
Stock-based compensation expense	0.01	0.01	0.01
Other	(0.28)	0.38	(1.01)
Effective tax rates	25.43%	46.04%	38.59%

The Company is currently estimating that its effective tax rate for 2019 will be in the range of 25% to 26%. The net operating loss carry forward acquired in conjunction with the Fidelity acquisition is subject to annual limits under Section 382 of the Internal Revenue Code of $718 thousand and expires in 2027. The Company remains subject to examination for the years ending after December 31, 2014.

Note 15 – Net Income per Common Share

The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2018	2017	2016
Basic:
Net income	$152,276	$100,232	$97,707
Average common shares outstanding	34,306	34,139	33,587
Basic net income per common share	$4.44	$2.94	$2.91

Diluted:
Net income	$152,276	$100,232	$97,707
Average common shares outstanding	34,306	34,139	33,587
Adjustment for common share equivalents	137	182	594
Average common shares outstanding-diluted	34,443	34,321	34,181
Diluted net income per common share	$4.42	$2.92	$2.86

Anti-dilutive shares	—	—	7

Note 16– Related Party Transactions

The Bank leases office space from a limited liability company in which a trust for the benefit of an executive officer’s children has a 51% interest. During the fourth quarter of 2015, the Company entered into an agreement to lease office space for a second location with limited liability companies in which an executive officer indirectly owns a majority interest. The Company leased additional space at this location starting with the third quarter of 2017. The Company paid $2.2 million, $2.1 million, and $1.9 million excluding certain pass-through expenses for the years ended December 31, 2018, 2017 and 2016, respectively.

A director is a shareholder in the law firm which has provided, and continues to provide, legal services to the Company and its subsidiaries. During 2018, the Company and its subsidiaries paid aggregate fees of $750 thousand to that firm. Under the Director’s arrangement with his firm, he does not participate significantly in the profits or revenues resulting from the provision of legal services to the Company and its subsidiaries.

The EagleBank Foundation, a 501(c)3 non-profit, seeks to improve the well being of our community by providing financial support to local charitable organizations that help foster and strengthen vibrant, healthy, cultural and sustainable communities. The Company paid $150 thousand, $145 thousand, and $139 thousand to the EagleBank Foundation for the years ended December 31, 2018, 2017 and 2016, respectively.

Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. Please see further detail regarding Related Party Loans in Note 4 to the Consolidated Financial Statements.

Note 17 – Stock-Based Compensation

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

In February 2018, the Company awarded senior officers a targeted number of 42,533 performance vested restricted stock units (PRSUs). The vesting of PRSUs is 100% after three years with payouts based on threshold, target or maximum average performance targets over a three year period. There are two performance metrics: 1) average annual earnings per share growth; and 2) average annual return on average assets. Average annual return on average assets is measured against peer companies in the KBW Regional Banking Index. Average annual earnings per share growth is measured compared to the Company’s budget.

The Company has unvested restricted stock awards and PRSU grants of 272,679 shares at December 31, 2018. Unrecognized stock based compensation expense related to restricted stock awards and PRSU grants totaled $8.5 million at December 31, 2018. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.74 years.

The following tables summarize the unvested restricted stock awards at December 31, 2018 and 2017.

	2018		2017
Perfomance Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested at beginning	62,338	$50.45	33,226	$42.60
Issued	42,533	60.45	36,523	57.49
Forfeited	(5,913)	50.28	(2,520)	41.93
Vested	—	—	(4,891)	54.70
Unvested at end	98,958	$54.76	62,338	$50.45

	Year Ended December 31,
	2018		2017
Time Vested Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested at beginning	164,043	$53.57	262,966	$33.60
Issued	94,344	60.45	91,097	62.70
Forfeited	(7,132)	56.48	(2,360)	49.52
Vested	(77,534)	49.67	(187,660)	30.07
Unvested at end	173,721	$58.93	164,043	$53.57

Below is a summary of stock option activity for the twelve months ended December 31, 2018, 2017 and 2016. The information excludes restricted stock units and awards.

	Year Ended December 31,
	2018		2017		2016
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Beginning balance	143,224	$9.13	216,859	$8.80	298,740	$9.97
Issued	—	—	—	—	3,000	49.49
Exercised	(108,201)	7.17	(72,535)	8.19	(77,144)	14.48
Forfeited	(900)	34.47	—	—	(1,100)	15.48
Expired	—	—	(1,100)	5.76	(6,637)	12.87
Ending balance	34,123	$14.69	143,224	$9.13	216,859	$8.80

The following summarizes information about stock options outstanding at December 31, 2018. The information excludes restricted stock units and awards.

				Weighted-Average
Outstanding:		Stock Options	Weighted-Average	Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life
$5.76	$10.72	22,024	$5.76	0.02
$10.73	$11.40	5,089	11.17	2.88
$11.41	$24.86	660	20.03	4.06
$24.87	$49.91	6,350	47.91	3.66
		34,123	$14.69	1.20

Exercisable:		Stock Options	Weighted-Average
Range of Exercise Prices		Exercisable	Exercise Price
$5.76	$10.72	4,675	$5.76
$10.73	$11.40	5,089	11.17
$11.41	$24.86	660	20.03
$24.87	$49.91	4,850	47.42
		15,274	$21.41

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2018, 2017 and 2016. There were no grants of stock options during the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017	2016
Expected volatility	n/a	n/a	24.23%
Weighted-Average volatility	n/a	n/a	24.23%
Expected dividends	—	—	—
Expected term (in years)	n/a	n/a	7.0
Risk-free rate	n/a	n/a	1.37%
Weighted-average fair value (grant date)	n/a	n/a	$14.27

The total intrinsic value of outstanding stock options was $1.2 million and $7.0 million, respectively, at December 31, 2018 and 2017. The total fair value of stock options vested was $80 thousand, $71 thousand and $66 thousand, for 2018, 2017 and 2016, respectively. Unrecognized stock-based compensation expense related to stock options totaled $17 thousand at December 31, 2018. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.54 years.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Proceeds from stock options exercised	$776	$372	$955
Tax benefits realized from stock compensation	5	99	400
Intrinsic value of stock options exercised	4,958	3,888	2,824

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At December 31, 2018, the 2011 ESPP had 387,805 shares reserved for issuance.

Included in salaries and employee benefits in the accompanying Consolidated Statements of Operations, the Company recognized $6.5 million, $5.6 million and $6.9 million in stock-based compensation expense for 2018, 2017 and 2016, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 18 – Employee Benefit Plans

The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is reviewed annually. For the years 2018, 2017, and 2016, the Company recognized $894 thousand, $1.2 million, and $1.1 million in expense associated with this benefit, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

Note 19 – Supplemental Executive Retirement Plan

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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The annuity contracts accrued $81 thousand and $47 thousand of income for the years ended December 31, 2018 and 2017, respectively, which were included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $12.4 million at December 31, 2018 and was included in other assets on the Consolidated Balance Sheet. For the years ended December 31, 2018 and 2017, the Company recorded benefit expense accruals of $686 thousand and $410 thousand respectively for this post retirement benefit.

Upon death of a named executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively finance payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

Note 20 – Financial Instruments with Off-Balance Sheet Risk

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

Loan commitments outstanding and lines and letters of credit at December 31, 2018 and 2017 are as follows:

(dollars in thousands)	2018	2017
Unfunded loan commitments	$2,228,689	$2,267,774
Unfunded lines of credit	90,283	96,477
Letters of credit	83,162	68,723
Total	$2,402,134	$2,432,974

Because most of the Company’s business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, the performance of which will be influenced by the economy of the region.

The Bank maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $45 thousand at December 31, 2018 and $73 thousand at December 31, 2017. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets. Changes in the balance of the reserve are a component of other expenses in the accompanying Consolidated Statements of Operations. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2018, no reserve charges have occurred related to fraud.

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

Note 21 – Commitments and Contingent Liabilities

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 20 to the Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2018 in the time period indicated.

	Within One	One to	Three to	Over Five
(dollars in thousands)	Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$5,646,886	$—	$—	$—	$5,646,886
Time deposits (1)	893,445	396,942	37,012	—	1,327,399
Borrowed funds (2)	30,413	—	—	220,000	250,413
Operating lease obligations	8,435	15,311	13,858	29,138	66,742
Outside data processing (3)	4,525	8,091	7,630	3,815	24,061
George Mason sponsorship (4)	650	1,325	1,350	8,475	11,800
D.C. United (5)	773	1,615	844	—	3,232
Non-Compete agreement (6)	21	—	—	—	21
LIHTC investments (7)	6,111	7,587	402	889	14,989
Total	$6,591,259	$430,871	$61,096	$262,317	$7,345,543

(1)	Excludes accrued interest payable at December 31, 2018.

(2)	Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.

(3)	The Bank has outstanding obligations under its current core data processing contract that expire in March 2025 and two other vendor arrangements that relate to network infrastructure and data center services, one expires in July 2020 and the other expires in December 2019.

(4)	The Bank has the option of terminating the George Mason agreement at the end of contract years 10 and 15 (that is, effective June 30, 2025 or June 30, 2030). Should the Bank elect to exercise its right to terminate the George Mason contract, contractual obligations would decrease $3.5 million and $3.6 million for the first option period (years 11-15) and the second option period (16-20), respectively.

(5)	Marketing sponsorship agreement with D.C. United

(6)	Non-compete agreement with a retired Director.

(7)	Low Income Housing Tax Credits (“LIHTC”) expected payments for unfunded affordable housing commitments.

In the normal course of its business, the Company is involved in litigation arising from banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

Note 22 – Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and CET1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), referred to as the Leverage Ratio. Management believes, as of December 31, 2018 and 2017, that the Company and Bank met all capital adequacy requirements to which they are subject.

The actual capital amounts and ratios for the Company and Bank as of December 31, 2018 and 2017 are presented in the table below:

	Company		Bank			To Be Well Capitalized Under Prompt
	Actual		Actual		Minimum Required For	Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Capital Adequacy Purposes	Regulations *
As of December 31, 2018
CET1 capital (to risk weighted assets)	$1,007,438	12.49%	$1,147,151	14.23%	6.375%	6.5%
Total capital (to risk weighted assets)	1,297,427	16.08%	1,217,140	15.10%	9.875%	10.0%
Tier 1 capital (to risk weighted assets)	1,007,438	12.49%	1,147,151	14.23%	7.875%	8.0%
Tier 1 capital (to average assets)	1,007,438	12.10%	1,147,151	13.78%	5.000%	5.0%

As of December 31, 2017
CET1 capital (to risk weighted assets)	$845,123	11.23%	$969,250	12.91%	5.750%	6.5%
Total capital (to risk weighted assets)	1,129,954	15.02%	1,033,554	13.76%	9.250%	10.0%
Tier 1 capital (to risk weighted assets)	845,123	11.23%	969,250	12.91%	7.250%	8.0%
Tier 1 capital (to average assets)	845,123	11.45%	969,250	13.15%	5.000%	5.0%

*Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2018, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Note 23 – Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2018
Net unrealized loss on securities available-for-sale	$(4,279)	$(438)	$(3,841)
Less: Reclassification adjustment for net gains included in net income	(97)	(25)	(72)
Total unrealized loss	(4,376)	(463)	(3,913)

Net unrealized gain on derivatives	2,033	227	1,806
Less: Reclassification adjustment for gain included in net income	(560)	(142)	(418)
Total unrealized gain	1,473	85	1,388

Other Comprehensive Loss	$(2,903)	$(378)	$(2,525)

Year Ended December 31, 2017
Net unrealized loss on securities available-for-sale	$(1,319)	$(479)	$(840)
Less: Reclassification adjustment for net gains included in net income	(542)	(206)	(336)
Total unrealized loss	(1,861)	(685)	(1,176)

Net unrealized gain on derivatives	4,559	1,765	2,794
Less: Reclassification adjustment for losses included in net income	(1,592)	(605)	(987)
Total unrealized gain	2,967	1,160	1,807

Other Comprehensive Income	$1,106	$475	$631

Year Ended December 31, 2016
Net unrealized loss on securities available-for-sale	$(3,800)	$(1,520)	$(2,280)
Less: Reclassification adjustment for net gains included in net income	(1,194)	(478)	(716)
Total unrealized loss	(4,994)	(1,998)	(2,996)

Net unrealized gain on derivatives	(2,947)	(2,018)	(929)
Less: Reclassification adjustment for losses included in net income	2,255	902	1,353
Total unrealized gain	(692)	(1,116)	424

Other Comprehensive Loss	$(5,686)	$(3,114)	$(2,572)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2018, 2017 and 2016.

	Securities		Accumulated Other
(dollars in thousands)	Available For Sale	Derivatives	Comprehensive Income (Loss)
Year Ended December 31, 2018
Balance at Beginning of Period	$(3,131)	$1,381	$(1,750)
Other comprehensive income (loss) before reclassifications	(3,841)	1,806	(2,035)
Amounts reclassified from accumulated other comprehensive income	(72)	(418)	(490)
Net other comprehensive income during period	(3,913)	1,388	(2,525)
Balance at End of Period	$(7,044)	$2,769	$(4,275)

Year Ended December 31, 2017
Balance at Beginning of Period	$(1,955)	$(426)	$(2,381)
Other comprehensive income before reclassifications	(840)	2,794	1,954
Amounts reclassified from accumulated other comprehensive income	(336)	(987)	(1,323)
Net other comprehensive income during period	(1,176)	1,807	631
Balance at End of Period	$(3,131)	$1,381	$(1,750)

Year Ended December 31, 2016
Balance at Beginning of Period	$1,041	$(850)	$191
Other comprehensive income before reclassifications	(2,280)	(934)	(3,214)
Amounts reclassified from accumulated other comprehensive income	(716)	1,358	642
Net other comprehensive income during period	(2,996)	424	(2,572)
Balance at End of Period	$(1,955)	$(426)	$(2,381)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016.

Details about Accumulated Other	Amount Reclassified from			Affected Line Item in
Comprehensive Income Components	Accumulated Other			the Statement Where
(dollars in thousands)	Comprehensive (Loss) Income			Net Income is Presented
	Year Ended December 31,
	2018	2017	2016
Realized gain on sale of investment securities	$97	$542	$1,194	Gain on sale of investment securities
Interest income (expense) derivative deposits	560	(1,592)	(1,695)	Interest expense on deposits
Interest expense derivative borrowings	—	—	(569)	Interest expense on short-term borrowings
Income tax (expense) benefit	(167)	399	428	Tax expense
Total Reclassifications for the Period	$490	$(651)	$(642)	Net Income

Note 24 – Fair Value Measurements

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

Level 1	Quoted prices in active exchange markets for identical assets or liabilities; also includes certain U.S. Treasury and other U.S. Government and agency securities actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency securities, corporate debt securities, derivative instruments, and residential mortgage loans held for sale.

Level 3	Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for single dealer nonbinding quotes not corroborated by observable market data. This category generally includes certain private equity investments, retained interests from securitizations, and certain collateralized debt obligations.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2018
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$256,345	$—	$256,345
Residential mortgage backed securities	—	472,231	—	472,231
Municipal bonds	—	45,769	—	45,769
Corporate bonds	—	—	9,576	9,576
Other equity investments	—	—	218	218
Loans held for sale	—	19,254	—	19,254
Mortgage banking derivatives	—	—	229	229
Interest rate swap derivatives	—	3,727	—	3,727
Total assets measured at fair value on a recurring basis as of December 31, 2018	$—	$797,326	$10,023	$807,349
Liabilities:
Mortgage banking derivatives	$—	$—	$269	$269
Total liabilities measured at fair value on a recurring basis as of December 31, 2018	$—	$—	$269	$269
December 31, 2017
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$195,984	$—	$195,984
Residential mortgage backed securities	—	317,836	—	317,836
Municipal bonds	—	62,057	—	62,057
Corporate bonds	—	11,673	1,500	13,173
Other equity investments	—	—	218	218
Loans held for sale	—	25,096	—	25,096
Mortgage banking derivatives	—	—	43	43
Interest rate swap derivatives	—	2,256	—	2,256
Total assets measured at fair value on a recurring basis as of December 31, 2017	$—	$614,902	$1,761	$616,663
Liabilities:
Mortgage banking derivatives	$—	$—	$10	$10
Total liabilities measured at fair value on a recurring basis as of December 31, 2017	$—	$—	$10	$10

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of December 31, 2018 and December 31, 2017.

	December 31, 2018
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference
Residential mortgage loans held for sale	$19,254	$18,797	$457
FHA mortgage loans held for sale	$—	$—	$—

	December 31, 2017
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference
Residential mortgage loans held for sale	$25,096	$24,674	$422
FHA mortgage loans held for sale	$—	$—	$—

No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2018 or December 31, 2017.

Interest rate swap derivatives: These derivative instruments consist of forward starting interest rate swap agreements, which are accounted for as cash flow hedges under ASC 815. The Company’s derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral agreement that requires collateral postings when the market value exceeds certain threshold limits. These agreements protect the interests of the Company and its counterparties should either party suffer credit rating deterioration.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2018	$1,718	$43	$1,761
Realized gain included in earnings - net mortgage banking derivatives	—	186	186
Reclass from level 2	8,076	—	8,076
Principal redemption	—	—	—
Ending balance at December 31, 2018	$9,794	$229	$10,023

Liabilities:
Beginning balance at January 1, 2018	$—	$10	$10
Realized loss included in earnings - net mortgage banking derivatives	—	259	259
Principal redemption	—	—	—
Ending balance at December 31, 2018	$—	$269	$269

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2017	$1,718	$114	$1,832
Realized loss included in earnings - net mortgage banking derivatives	—	(71)	(71)
Purchases of available-for-sale securities	—	—	—
Principal redemption	—	—	—
Ending balance at December 31, 2017	$1,718	$43	$1,761

Liabilities:
Beginning balance at January 1, 2017	$—	$55	$55
Realized loss included in earnings - net mortgage banking derivatives	—	(45)	(45)
Principal redemption	—	—	—
Ending balance at December 31, 2017	$—	$10	$10

Securities classified as Level 3 include securities in less liquid markets, the carrying amount approximate the fair value. The securities consist of $9.8 million in corporate bonds and equity investments in the form of common stock of two local banking companies which are not publicly traded, and for which the carrying amount approximates fair value.

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

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2018
Impaired loans:
Commercial	$—	$—	$3,338	$3,338
Income producing - commercial real estate	—	—	18,937	18,937
Owner occupied - commercial real estate	—	—	5,131	5,131
Real estate mortgage - residential	—	—	1,510	1,510
Construction - commercial and residential			1,981	1,981
Home equity	—	—	487	487
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of December 31, 2018	$—	$—	$32,778	$32,778

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2017
Impaired loans:
Commercial	$—	$—	$2,266	$2,266
Income producing - commercial real estate	—	—	7,664	7,664
Owner occupied - commercial real estate	—	—	5,214	5,214
Real estate mortgage - residential	—	—	775	775
Construction - commercial and residential	—	—	1,552	1,552
Home equity	—	—	494	494
Other consumer	—	—	11	11
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of December 31, 2017	$—	$—	$19,370	$19,370

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2018, substantially all of the Company’s impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017 are as follows:

			Fair Value Measurements
			Quoted Prices	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Assets
Cash and due from banks	$6,773	$6,773	$—	$6,773	$—
Federal funds sold	11,934	11,934	—	11,934	—
Interest bearing deposits with other banks	303,157	303,157	—	303,157	—
Investment securities	784,139	784,139	—	774,345	9,794
Federal Reserve and Federal Home Loan Bank stock	23,506	23,506	—	23,506	—
Loans held for sale	19,254	19,254	—	19,254	—
Loans (1)	6,921,503	6,921,048	—	—	6,921,048
Bank owned life insurance	73,441	73,441	—	73,441	—
Annuity investment	12,417	12,417	—	12,417	—
Mortgage banking derivatives	229	229	—	—	229
Interest rate swap derivatives	3,727	3,727	—	3,727	—

Liabilities
Noninterest bearing deposits	2,104,220	2,104,220	—	2,104,220	—
Interest bearing deposits	3,542,666	3,542,666	—	3,542,666	—
Certificates of deposit	1,327,399	1,325,209	—	1,325,209	—
Customer repurchase agreements	30,413	30,413	—	30,413	—
Borrowings	217,196	218,006	—	218,006	—
Mortgage banking derivatives	269	269	—	—	269

December 31, 2017
Assets
Cash and due from banks	$7,445	$7,445	$—	$7,445	$—
Federal funds sold	15,767	15,767	—	15,767	—
Interest bearing deposits with other banks	167,261	167,261	—	167,261	—
Investment securities	589,268	589,268	—	587,550	1,718
Federal Reserve and Federal Home Loan Bank stock	36,324	36,324	—	36,324	—
Loans held for sale	25,096	25,096	—	25,096	—
Loans (2)	6,346,770	6,381,213	—	—	6,381,213
Bank owned life insurance	60,947	60,947	—	60,947	—
Annuity investment	11,632	11,632	—	11,632	—
Mortgage banking derivatives	43	43	—	—	43
Interest rate swap derivatives	2,256	2,256	—	2,256	—

Liabilities
Noninterest bearing deposits	1,982,912	1,982,912	—	1,982,912	—
Interest bearing deposits	3,041,563	3,041,563	—	3,041,563	—
Certificates of deposit	829,509	829,886	—	829,886	—
Customer repurchase agreements	76,561	76,561	—	76,561	—
Borrowings	541,905	533,162	—	533,162	—
Mortgage banking derivatives	10	10	—	—	10

(1)	Carrying amount is net of unearned income and the allowance for credit losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans was measured using an exit price notion.
(2)	Carrying amount is net of unearned income and the allowance for credit losses. The fair value of loans was measured using an entry price notion.

Note 25 – Quarterly Results of Operations (unaudited)

The following table reports quarterly results of operations (unaudited) for 2018, 2017 and 2016:

	2018
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$105,581	$102,360	$96,296	$89,049
Total interest expense	23,869	21,069	18,086	13,269
Net interest income	81,712	81,291	78,210	75,780
Provision for credit losses	2,600	2,441	1,650	1,969
Net interest income after provision for credit losses	79,112	78,850	76,560	73,811
Noninterest income	6,089	5,640	5,553	5,304
Noninterest expense	31,687	31,614	32,289	31,121
Income before income tax expense	53,514	52,876	49,824	47,994
Income tax expense	13,197	13,928	12,528	12,279
Net income	40,317	38,948	37,296	35,715
Net income available to common shareholders	$40,317	$38,948	$37,296	$35,715
Earnings per common share
Basic (1)	$1.17	$1.14	$1.09	$1.04
Diluted (1)	$1.17	$1.13	$1.08	$1.04

	2017
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$86,526	$82,370	$79,344	$75,794
Total interest expense	11,167	10,434	9,646	8,900
Net interest income	75,359	71,936	69,698	66,894
Provision for credit losses	4,087	1,921	1,566	1,397
Net interest income after provision for credit losses	71,272	70,015	68,132	65,497
Noninterest income	9,496	6,784	7,023	6,070
Noninterest expense	29,803	29,516	30,001	29,232
Income before income tax expense	50,965	47,283	45,154	42,335
Income tax expense	35,396	17,409	17,382	15,318
Net income	15,569	29,874	27,772	27,017
Net income available to common shareholders	$15,569	$29,874	$27,772	$27,017
Earnings per common share
Basic (1)	$0.46	$0.87	$0.81	$0.79
Diluted (1)	$0.45	$0.87	$0.81	$0.79

	2016
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$75,795	$72,431	$69,772	$67,807
Total interest expense	8,771	7,703	5,950	5,216
Net interest income	67,024	64,728	63,822	62,591
Provision for credit losses	2,112	2,288	3,888	3,043
Net interest income after provision for credit losses	64,912	62,440	59,934	59,548
Noninterest income	7,014	6,405	7,575	6,290
Noninterest expense	29,780	28,838	28,295	28,103
Income before income tax expense	42,146	40,007	39,214	37,735
Income tax expense	16,429	15,484	15,069	14,413
Net income	25,717	24,523	24,145	23,322
Net income available to common shareholders	$25,717	$24,523	$24,145	$23,322
Earnings per common share
Basic (1)	$0.76	$0.73	$0.72	$0.70
Diluted (1)	$0.75	$0.72	$0.71	$0.68

(1) Earnings per common share are calculated on a quarterly basis and may not be additive to the year to date amount.

Note 26 – Parent Company Financial Information

Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

(dollars in thousands)	December 31, 2018	December 31, 2017

Assets
Cash	$72,783	$77,883
Investment securities available-for-sale, at fair value	100	100
Investment in subsidiaries	1,249,704	1,088,670
Other assets	8,214	5,315
Total Assets	$1,330,801	$1,171,968

Liabilities
Other liabilities	$4,564	$4,625
Long-term borrowings	217,296	216,905
Total liabilities	221,860	221,530

Shareholders’ Equity
Common stock	342	340
Additional paid in capital	528,380	520,304
Retained earnings	584,494	431,544
Accumulated other comprehensive loss	(4,275)	(1,750)
Total Shareholders’ Equity	1,108,941	950,438
Total Liabilities and Shareholders’ Equity	$1,330,801	$1,171,968

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016

Income
Other interest and dividends	$678	$234	$280
Gain on sale of investment securities	—	—	43
Total Income	$678	$234	$323

Expenses
Interest expense	11,916	11,916	7,493
Legal and professional	870	118	131
Directors compensation	614	352	202
Other	1,287	1,246	1,083
Total Expenses	$14,687	$13,632	$8,909

Loss Before Income Tax (Benefit) and Equity in Undistributed Income of Subsidiaries	(14,009)	(13,398)	(8,586)
Income Tax Benefit	(2,892)	(4,689)	(2,919)

Loss Before Equity in Undistributed Income of Subsidiaries	(11,117)	(8,709)	(5,667)
Equity in Undistributed Income of Subsidiaries	163,393	108,941	103,374
Net Income	$152,276	$100,232	$97,707

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Cash Flows From Operating Activities
Net Income	$152,276	$100,232	$97,707
Adjustments to reconcile net income to net cash used in operating activities: Equity in undistributed income of subsidiary	(163,393)	(108,941)	(103,374)
Net tax benefits from stock compensation	110	460	—
Excess tax benefit on stock-based compensation	—	—	(400)
Increase in other assets	(2,508)	(988)	(1,491)
(Decrease) increase in other liabilities	(61)	(189)	3,186
Net cash used in operating activities	(13,576)	(9,426)	(4,372)

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	—	—	135
Investment in subsidiary (net)	6,892	(460)	(124,636)
Net cash provided by (used in) investing activities	6,892	(460)	(124,501)

Cash Flows From Financing Activities
Issuance in long-term borrowings	—	—	147,586
Proceeds from exercise of stock options	776	372	955
Excess tax benefit on stock-based compensation	—	—	400
Proceeds from employee stock purchase plan	808	836	801
Net cash provided by financing activities	1,584	1,208	149,742

Net (Decrease) Increase in Cash	(5,100)	(8,678)	20,869
Cash and Cash Equivalents at Beginning of Year	77,883	86,561	65,692
Cash and Cash Equivalents at End of Year	$72,783	$77,883	$86,561

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2018. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control – Integrated Framework (2013).” Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018. Management’s assessment concluded that there was no material weakness within the Company’s internal control structure as of December 31, 2018.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The 2018 financial statements have been audited by the independent registered public accounting firm of Dixon Hughes Goodman LLP (“DHG”). Personnel from DHG were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from DHG accompanies the financial statements. DHG has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ Ronald D. Paul	/s/ Charles D. Levingston
Chairman, President and Chief Executive Officer of the Company	Executive Vice President and Chief Financial Officer of the Company

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 16, 2019 (the “Proxy Statement”). The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7830 Old Georgetown Road, Third Floor, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors – Director Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company’s compensation plans as of December 31, 2018:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	34,123	$14.69	1,130,517	(2)
Equity compensation plans not approved by security holders	0	0	0
Total	34,123	$14.69	1,130,517	(2)

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

The information required by this Item is incorporated by reference to the material appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm – Fees Paid to Independent Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included in this report:

Reports of Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to the Consolidated Financial Statements

All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes. Renumber exhibits and notes as necessary.

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
10.1	2006 Stock Plan (6)
10.2	2016 Stock Plan (7)
10.3	Amended and Restated Employment Agreement dated as of January 31, 2016, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul (8)
10.4	Employment Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (9)
10.5	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Antonio F. Marquez (10)
10.6	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Susan G. Riel (11)
10.7	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Janice L. Williams (12)
10.8	Amended and Restated Employment Agreement dated as of January 31, 2017 between EagleBank and Lindsey S. Rheaume (13)
10.9	Non-Compete Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (14)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (15)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul (16)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (17)
10.13	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (18)
10.14	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (19)
10.15	First Amendment to Non-Compete Agreement dated as of February 15, 2019, between EagleBank and Ronald D. Paul (20)
10.16	Form of Supplemental Executive Retirement Plan Agreement (21)
10.17	2018 Senior Executive Incentive Plan (22)
10.18	Virginia Heritage Bank 2006 Stock Option Plan (23)
10.19	Virginia Heritage Bank 2010 Long-Term Incentive Plan (24)
10.20	First Amendment to Amended and Restated Employment Agreement of Ronald D. Paul (25)
10.21	First Amendment to Employment Agreement of Charles D. Levingston (26)
10.22	First Amendment to Amended and Restated Employment Agreement of Antonio F. Marquez (27)
10.23	First Amendment to Amended and Restated Employment Agreement of Susan G. Riel (28)
10.24	First Amendment to Amended and Restated Employment Agreement of Janice L. Williams (29)
10.25	First Amendment to Amended and Restated Employment Agreement of Lindsey S. Rheaume (30)
10.26	2019 Senior Executive Incentive Plan (31)
10.27	2019 Long Term Incentive Plan (32)
11	Statement Regarding Computation of Per Share Income
See Note 15 to Consolidated Financial Statements

12	Statement re: Computation of Ratios
21	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes Goodman LLP
31.1	Certification of Ronald D. Paul
31.2	Certification of Charles D. Levingston
32.1	Certification of Ronald D. Paul
32.2	Certification of Charles D. Levingston

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i)	Consolidated Balance Sheets at December 31, 2018 and 2017
(ii)	Consolidated Statement of Operations for the years ended December 31, 2018, 2017 and 2016
(iii)	Consolidated Statement of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
(iv)	Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016
(v)	Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016
(vi)	Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 22, 2016.
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713).
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-211857).
(8)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017.

(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(11)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(12)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(13)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(14)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017.
(15)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(17)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(18)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(19)	Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on May 11, 2015
(20)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2019
(21)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(22)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2019.
(23)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(24)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(27)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(28)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(29)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(30)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2019.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.

March 1, 2019	by:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Leslie M. Alperstein, Ph.D.	Director	March 1, 2019
Leslie M. Alperstein, Ph.D.

/s/ Dudley C. Dworken	Director	March 1, 2019
Dudley C. Dworken

/s/ Harvey M. Goodman	Director	March 1, 2019
Harvey M. Goodman

/s/ Ronald D. Paul	Chairman, President and Chief	March 1, 2019
Ronald D. Paul	Executive Officer of the Company
(Principal Executive Officer)

/s/ Norman R. Pozez	Director	March 1, 2019
Norman R. Pozez

/s/ Kathy A. Raffa	Director	March 1, 2019
Kathy A. Raffa

/s/ Susan G. Riel	Director, Executive Vice	March 1, 2019
Susan G. Riel	President of the Company

/s/ Donald R. Rogers	Director	March 1, 2019
Donald R. Rogers

/s/ Leland M. Weinstein	Director	March 1, 2019
Leland M. Weinstein

/s/ Charles D. Levingston	Executive Vice President	March 1, 2019
Charles D. Levingston	and Chief Financial Officer of the Company
(Principal Financial and Accounting Officer)