Form 10-Q
period 2019-03-31
EAGLE BANCORP INC
filed 2019-05-10
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

(301) 986-1800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	EGBN	The Nasdaq Stock Market, LLC

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

As of April 30, 2019, the registrant had 34,540,319 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

Assets	March 31, 2019	December 31, 2018
Cash and due from banks	$6,817	$6,773
Federal funds sold	15,403	11,934
Interest bearing deposits with banks and other short-term investments	99,870	303,157
Investment securities available-for-sale, at fair value	772,229	784,139
Federal Reserve and Federal Home Loan Bank stock	34,995	23,506
Loans held for sale	20,268	19,254
Loans	7,173,058	6,991,447
Less allowance for credit losses	(69,943)	(69,944)
Loans, net	7,103,115	6,921,503
Premises and equipment, net	15,798	16,851
Operating lease right-of-use assets	28,928	—
Deferred income taxes	31,763	33,027
Bank owned life insurance	73,865	73,441
Intangible assets, net	105,466	105,766
Other real estate owned	1,394	1,394
Other assets	78,495	88,392
Total Assets	$8,388,406	$8,389,137

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$2,216,270	$2,104,220
Interest bearing transaction	588,326	593,107
Savings and money market	2,515,269	2,949,559
Time, $100,000 or more	791,956	801,957
Other time	571,098	525,442
Total deposits	6,682,919	6,974,285
Customer repurchase agreements	26,418	30,413
Other short-term borrowings	250,000	—
Long-term borrowings	217,394	217,296
Operating lease liabilities	32,752	—
Other liabilities	30,435	58,202
Total Liabilities	7,239,918	7,280,196

Shareholders’ Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 34,537,193 and 34,387,919, respectively	343	342
Additional paid in capital	530,894	528,380
Retained earnings	618,243	584,494
Accumulated other comprehensive loss	(992)	(4,275)
Total Shareholders’ Equity	1,148,488	1,108,941
Total Liabilities and Shareholders’ Equity	$8,388,406	$8,389,137

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Interest Income
Interest and fees on loans	$97,821	$84,430
Interest and dividends on investment securities	5,598	3,592
Interest on balances with other banks and short-term investments	1,666	981
Interest on federal funds sold	49	46
Total interest income	105,134	89,049
Interest Expense
Interest on deposits	20,900	9,129
Interest on customer repurchase agreements	98	50
Interest on short-term borrowings	140	1,111
Interest on long-term borrowings	2,979	2,979
Total interest expense	24,117	13,269
Net Interest Income	81,017	75,780
Provision for Credit Losses	3,360	1,969
Net Interest Income After Provision For Credit Losses	77,657	73,811

Noninterest Income
Service charges on deposits	1,694	1,614
Gain on sale of loans	1,388	1,523
Gain on sale of investment securities	912	42
Increase in the cash surrender value of bank owned life insurance	425	344
Other income	1,872	1,781
Total noninterest income	6,291	5,304
Noninterest Expense
Salaries and employee benefits	23,644	16,858
Premises and equipment expenses	3,852	3,929
Marketing and advertising	1,148	937
Data processing	2,375	2,317
Legal, accounting and professional fees	1,709	2,973
FDIC insurance	1,116	675
Other expenses	4,460	3,432
Total noninterest expense	38,304	31,121
Income Before Income Tax Expense	45,644	47,994
Income Tax Expense	11,895	12,279
Net Income	$33,749	$35,715

Earnings Per Common Share
Basic	$0.98	$1.04
Diluted	$0.98	$1.04

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net Income	$33,749	$35,715

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	5,440	(5,123)
Reclassification adjustment for net gains included in net income	(61)	(31)
Total unrealized gain (loss) on investment securities	5,379	(5,154)
Unrealized (loss) gain on derivatives	(1,154)	2,233
Reclassification adjustment for amounts included in net income	(942)	(65)
Total unrealized (loss) gain on derivatives	(2,096)	2,168
Other comprehensive income (loss)	3,283	(2,986)
Comprehensive Income	$37,032	$32,729

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common		Paid	Retained	Comprehensive	Shareholders’
	Shares	Amount	in Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2019	34,387,919	$342	$528,380	$584,494	$(4,275)	$1,108,941

Net Income	—	—	—	33,749	—	33,749
Other comprehensive income, net of tax	—	—	—	—	3,283	3,283
Stock-based compensation expense	—	—	2,029	—	—	2,029
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	26,034	—	296	—	—	296
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(10,944)	1	(1)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	17,655	—	—	—	—	—
Time based stock awards granted	112,636	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,893	—	190	—	—	190
Balance March 31, 2019	34,537,193	$343	$530,894	$618,243	$(992)	$1,148,488

Balance January 1, 2018	34,185,163	$340	$520,304	$431,544	$(1,750)	$950,438

Net Income	—	—	—	35,715	—	35,715
Other comprehensive income, net of tax	—	—	—	—	(2,986)	(2,986)
Stock-based compensation expense	—	—	1,476	—	—	1,476
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	32,230	—	338	—	—	338
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(12,106)	1	(1)	—	—	—
Time based stock awards granted	94,344	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,425	—	199	—	—	199
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI (ASU 2018-02)	—	—	—	674	(674)	—
Balance March 31, 2018	34,303,056	$341	$522,316	$467,933	$(5,410)	$985,180

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net Income	$33,749	$35,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,360	1,969
Depreciation and amortization	1,672	1,811
Amortization of operating lease right-of-use assets	646	—
Gains on sale of loans	(1,388)	(1,523)
Gains on sale of GNMA loans	(55)	—
Securities premium amortization (discount accretion), net	1,371	1,087
Origination of loans held for sale	(91,736)	(102,316)
Proceeds from sale of loans held for sale	92,165	103,062
Net increase in cash surrender value of BOLI	(425)	(344)
Deferred income tax expense (benefit)	1,264	(1,433)
Net gain on sale of investment securities	(912)	(42)
Stock-based compensation expense	2,029	1,476
Net tax benefits from stock compensation	10	108
Decrease (increase) in other assets	9,897	(25,519)
Decrease in other liabilities	(23,943)	(5,430)
Net cash provided by operating activities	27,704	8,621
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(34,748)	(32,269)
Proceeds from maturities of available-for-sale securities	26,674	21,249
Proceeds from sale/call of available-for-sale securities	22,808	17,266
Purchases of Federal Reserve and Federal Home Loan Bank stock	(16,164)	(28,322)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	4,675	29,878
Net increase in loans	(184,972)	(191,918)
Bank premises and equipment acquired	(876)	(283)
Net cash used in investing activities	(182,603)	(184,399)
Cash Flows From Financing Activities:
(Decrease) increase in deposits	(291,366)	267,817
Decrease in customer repurchase agreements	(3,995)	(28,196)
Increase (decrease) in short-term borrowings	250,000	(50,000)
Proceeds from exercise of equity compensation plans	296	338
Proceeds from employee stock purchase plan	190	199
Net cash (used in) provided by financing activities	(44,875)	190,158
Net (Decrease) Increase In Cash and Cash Equivalents	(199,774)	14,380
Cash and Cash Equivalents at Beginning of Period	321,864	190,473
Cash and Cash Equivalents at End of Period	$122,090	$204,853
Supplemental Cash Flows Information:
Interest paid	$26,749	$15,352
Income taxes paid	$17,950	$16,500
Non-Cash Investing Activities
Initial recognition of operating lease right-of-use assets	$29,574	$—
Initial recognition of operating lease liabilities	$33,535	$—

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the “Company”). Active subsidiaries include: EagleBank (the “Bank”), Eagle Insurance Services, LLC, and Bethesda Leasing, LLC, with all significant intercompany transactions eliminated.

The Consolidated Financial Statements of the Company included herein are unaudited. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the three months ended March 31, 2019 were derived from audited Consolidated Financial Statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

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

New Authoritative Accounting Guidance

Accounting Standards Adopted in 2019

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 has, among other things, required lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 became effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which, among other things, provides an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we recognized right-of-use assets of $29.6 million and related lease liabilities of $33.5 million which reduced the March 31, 2019 total risk based capital ratio by six basis points. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we did not reassess (i) whether any expired or existing contracts were or contained leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also elected to not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We utilized the modified-retrospective transition approach prescribed by ASU 2018-11.

Accounting Standards Pending Adoption

ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance for determining the allowance for credit losses delays recognition of expected future credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for the Company beginning on January 1, 2020. Entities will apply any changes resulting from the application of the new standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We have substantially concluded our data gap analysis and have contracted with a third party to develop a model to comply with CECL requirements. We have established a steering committee with representation from various departments across the enterprise. The committee has agreed to a project plan and has regular meetings to ensure adherence to our implementation timeline. The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Note 2. Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2019, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as significant excess reserves, on which interest is paid.

Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with domestic correspondent banks as compensation for services they provide to the Bank.

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
March 31, 2019	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$240,675	$435	$2,091	$239,019
Residential mortgage backed securities	479,162	3,027	4,286	477,903
Municipal bonds	44,929	684	80	45,533
Corporate bonds	9,503	66	13	9,556
Other equity investments	218	—	—	218
	$774,487	$4,212	$6,470	$772,229

		Gross	Gross	Estimated
December 31, 2018	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$260,150	$228	$4,033	$256,345
Residential mortgage backed securities	477,949	1,575	7,293	472,231
Municipal bonds	45,814	439	484	45,769
Corporate bonds	9,503	79	6	9,576
Other equity investments	218	—	—	218
	$793,634	$2,321	$11,816	$784,139

In addition, at March 31, 2019 and December 31, 2018 the Company held $35.0 million and $23.5 million, respectively, in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
March 31, 2019	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	56	$51,185	$325	$157,658	$1,766	$208,843	$2,091
Residential mortgage backed securities	140	22,026	123	226,380	4,163	248,406	4,286
Municipal bonds	6	—	—	13,974	80	13,974	80
Corporate bonds	1	1,488	13	—	—	1,488	13
	203	$74,699	$461	$398,012	$6,009	$472,711	$6,470

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2018	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	58	$72,679	$533	$144,636	$3,500	$217,315	$4,033
Residential mortgage backed securities	151	61,199	527	225,995	6,766	287,194	7,293
Municipal bonds	11	4,299	50	17,041	434	21,340	484
Corporate bonds	1	1,494	6	—	—	1,494	6
	221	$139,671	$1,116	$387,672	$10,700	$527,343	$11,816

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.3 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2019 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investments available-for-sale at March 31, 2019 and December 31, 2018 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$119,133	$118,203	$128,148	$125,545
After one year through five years	113,513	112,943	119,856	118,883
Five years through ten years	8,029	7,873	12,146	11,917
Residential mortgage backed securities	479,162	477,903	477,949	472,231
Municipal bonds maturing:
One year or less	8,085	8,131	8,097	8,167
After one year through five years	14,203	14,372	15,025	15,081
Five years through ten years	21,576	21,866	21,626	21,385
After ten years	1,065	1,164	1,066	1,136
Corporate bonds maturing:
After one year through five years	8,003	8,056	8,003	8,076
After ten years	1,500	1,500	1,500	1,500
Other equity investments	218	218	218	218
	$774,487	$772,229	$793,634	$784,139

For the three months ended March 31, 2019, gross realized gains on sales of investments securities were $912 thousand and there were no gross realized losses on sales of investment securities. For the three months ended March 31, 2018, gross realized gains on sales of investments securities were $67 thousand and gross realized losses on sales of investment securities were $25 thousand.

Proceeds from sales and calls of investment securities for the three months ended March 31, 2019 were $22.8 million compared to $17.3 million for the same period in 2018.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2019 and December 31, 2018 was $522.0 million and $528.2 million, respectively, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

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

At March 31, 2019 the Bank had mortgage banking derivative financial instruments with a notional value of $82.8 million related to its forward contracts as compared to $49.6 million at December 31, 2018. The fair value of these mortgage banking derivative instruments at March 31, 2019 was $288 thousand included in other assets and $222 thousand included in other liabilities as compared to $229 thousand included in other assets and $269 thousand included in other liabilities at December 31, 2018.

Included in other noninterest income for the three months ended March 31, 2019 was a net gain of $134 thousand relating to mortgage banking derivative instruments as compared to a net loss of $87 thousand as of March 31, 2018. The amount included in other noninterest income for the three months ended March 31, 2019 pertaining to its mortgage banking hedging activities was a net realized gain of $45 thousand as compared to a net realized gain of $91 thousand as of March 31, 2018.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at March 31, 2019 and December 31, 2018 are summarized by type as follows:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,510,835	21%	$1,553,112	22%
Income producing - commercial real estate	3,370,692	47%	3,256,900	46%
Owner occupied - commercial real estate	990,372	14%	887,814	13%
Real estate mortgage - residential	101,860	1%	106,418	2%
Construction - commercial and residential	1,044,305	15%	1,039,815	15%
Construction - C&I (owner occupied)	64,845	1%	57,797	1%
Home equity	87,009	1%	86,603	1%
Other consumer	3,140	—	2,988	—
Total loans	7,173,058	100%	6,991,447	100%
Less: allowance for credit losses	(69,943)		(69,944)
Net loans	$7,103,115		$6,921,503

Unamortized net deferred fees amounted to $24.4 million and $25.6 million at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, the Bank serviced $105.0 million and $111.1 million, respectively, of multifamily FHA loans, SBA loans and other loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At March 31, 2019, owner occupied - commercial real estate and construction - C&I (owner occupied) represent approximately 15% of the loan portfolio. At March 31, 2019, non-owner occupied commercial real estate and real estate construction represented approximately 62% of the loan portfolio. The combined owner occupied and commercial real estate loans represent approximately 77% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 84% of all loans being secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at March 31, 2019 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 2% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit as well as potential repairs to the SBA guarantees. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 1% of the loan portfolio at March 31, 2019 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 1% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 23 months. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.63 billion at March 31, 2019. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 71% of the outstanding ADC loan portfolio at March 31, 2019. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction - Commercial and Residential	Home Equity	Other Consumer	Total
Three Months Ended March 31, 2019
Allowance for credit losses:
Balance at beginning of period	$15,857	$28,034	$6,242	$965	$18,175	$599	$72	$69,944
Loans charged-off	(4)	(3,496)	—	—	—	—	—	(3,500)
Recoveries of loans previously charged-off	130	—	—	1	—	—	8	139
Net loans charged-off	126	(3,496)	—	1	—	—	8	(3,361)
Provision for credit losses	1,212	2,227	(262)	(285)	294	6	168	3,360
Ending balance	$17,195	$26,765	$5,980	$681	$18,469	$605	$248	$69,943

As of March 31, 2019
Allowance for credit losses:
Individually evaluated for impairment	$5,892	$15	$600	$—	$—	$—	$—	$6,507
Collectively evaluated for impairment	11,303	26,750	5,380	681	18,469	605	248	63,436
Ending balance	$17,195	$26,765	$5,980	$681	$18,469	$605	$248	$69,943

Three Months ended March 31, 2018
Allowance for credit losses:
Balance at beginning of period	$13,102	$25,376	$5,934	$944	$18,492	$770	$140	$64,758
Loans charged-off	(853)	(121)	(132)	—	—	—	—	(1,106)
Recoveries of loans previously charged-off	3	—	1	2	60	117	3	186
Net loans (charged-off) recoveries	(850)	(121)	(131)	2	60	117	3	(920)
Provision for credit losses	1,106	1,213	(332)	(212)	190	(188)	192	1,969
Ending balance	$13,358	$26,468	$5,471	$734	$18,742	$699	$335	$65,807
As of March 31, 2018
Allowance for credit losses:
Individually evaluated for impairment	$3,014	$2,628	$500	$—	$500	$—	$80	$6,722
Collectively evaluated for impairment	10,344	23,840	4,971	734	18,242	699	255	59,085
Ending balance	$13,358	$26,468	$5,471	$734	$18,742	$699	$335	$65,807

The Company’s recorded investments in loans as of March 31, 2019 and December 31, 2018 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction - Commercial and Residential	Home Equity	Other Consumer	Total
March 31, 2019
Recorded investment in loans:
Individually evaluated for impairment	$24,219	$58,208	$3,885	$5,367	$3,438	$487	$—	$95,604
Collectively evaluated for impairment	1,486,616	3,312,484	986,487	96,493	1,105,712	86,522	3,140	7,077,454
Ending balance	$1,510,835	$3,370,692	$990,372	$101,860	$1,109,150	$87,009	$3,140	$7,173,058

December 31, 2018
Recorded investment in loans:
Individually evaluated for impairment	$8,738	$61,747	$5,307	$1,228	$7,012	$487	$—	$84,519
Collectively evaluated for impairment	1,544,374	3,195,153	882,507	105,190	1,090,600	86,116	2,988	6,906,928
Ending balance	$1,553,112	$3,256,900	$887,814	$106,418	$1,097,612	$86,603	$2,988	$6,991,447

At March 31, 2019, nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) and Virginia Heritage Bank (“Virginia Heritage”) have a carrying value of $277 thousand and $178 thousand, respectively, and an unpaid principal balance of $327 thousand and $982 thousand, respectively, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” At December 31, 2018, nonperforming loans acquired from Fidelity and Virginia Heritage had a carrying value of $282 thousand and $202 thousand, respectively, and an unpaid principal balance of $332 thousand and $995 thousand, respectively, and were evaluated separately in accordance with ASC Topic 310-30. The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses.

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

The Company’s credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of March 31, 2019 and December 31, 2018.

		Watch and
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total Loans
March 31, 2019
Commercial	$1,448,020	$38,596	$24,219	$—	$1,510,835
Income producing - commercial real estate	3,293,840	18,644	58,208	—	3,370,692
Owner occupied - commercial real estate	946,074	40,413	3,885	—	990,372
Real estate mortgage - residential	95,851	642	5,367	—	101,860
Construction - commercial and residential	1,105,712	—	3,438	—	1,109,150
Home equity	85,836	686	487	—	87,009
Other consumer	3,140	—	—	—	3,140
Total	$6,978,473	$98,981	$95,604	$—	$7,173,058

December 31, 2018
Commercial	$1,505,477	$25,584	$22,051	$—	$1,553,112
Income producing - commercial real estate	3,172,479	1,536	82,885	—	3,256,900
Owner occupied - commercial real estate	844,286	38,221	5,307	—	887,814
Real estate mortgage – residential	104,543	647	1,228	—	106,418
Construction - commercial and residential	1,090,600	—	7,012	—	1,097,612
Home equity	85,434	682	487	—	86,603
Other consumer	2,988	—	—	—	2,988
Total	$6,805,807	$66,670	$118,970	$—	$6,991,447

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

During the first quarter of 2019, the Bank incurred an annualized net charge-off of 19 basis points of average loans substantially attributable to one residential condominium project sold at foreclosure to a third party during the first quarter of 2019. The foreclosure sale was ratified by the Court on April 8, 2019 and there is a 30 day closing requirement. Consistent with GAAP, the transaction remained in nonperforming loans as of March 31, 2019. The carrying value of the nonperforming loan at the end of the first quarter was $17.5 million, equal to the purchase price at foreclosure. No additional loss from this transaction is anticipated. Nonperforming loans increased significantly as a result of the residential condominium loan discussed above. Further increases included a $1.5 million loan characterized as nonperforming at March 31, 2019 which was paid in full shortly following the end of the first quarter. Excluding the $19.0 million of loan balances discussed above, nonperforming loans at March 31, 2019 would have been $21.3 million (0.30% of total loans).

The following table presents, by class of loan, information related to nonaccrual loans as of March 31, 2019 and December 31, 2018.

(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial	$9,763	$7,115
Income producing - commercial real estate	19,821	1,766
Owner occupied - commercial real estate	1,516	2,368
Real estate mortgage - residential	5,644	1,510
Construction - commercial and residential	3,030	3,031
Home equity	487	487
Total nonaccrual loans (1)(2)	$40,261	$16,277

(1)	Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $26.2 million at March 31, 2019 and $24.0 million at December 31, 2018.

(2)	Gross interest income of $701 thousand and $205 thousand would have been recorded for the three months ended March 31, 2019 and 2018, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while there was no interest recorded on such loans for the three months ended March 31, 2019 and 2018, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of March 31, 2019 and December 31, 2018.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans
March 31, 2019
Commercial	$5,248	$2,102	$9,763	$17,113	$1,493,722	$1,510,835
Income producing - commercial real estate	14,734	10,250	19,821	44,805	3,325,887	3,370,692
Owner occupied - commercial real estate	21,670	—	1,516	23,186	967,186	990,372
Real estate mortgage - residential	1,022	—	5,644	6,666	95,194	101,860
Construction - commercial and residential	259	5,268	3,030	8,557	1,100,593	1,109,150
Home equity	400	47	487	934	86,075	87,009
Other consumer	13	—	—	13	3,127	3,140
Total	$43,346	$17,667	$40,261	$101,274	$7,071,784	$7,173,058

December 31, 2018
Commercial	$4,535	$2,870	$7,115	$14,520	$1,538,592	$1,553,112
Income producing - commercial real estate	5,855	27,479	1,766	35,100	3,221,800	3,256,900
Owner occupied - commercial real estate	5,051	2,370	2,368	9,789	878,025	887,814
Real estate mortgage - residential	2,456	1,698	1,510	5,664	100,754	106,418
Construction - commercial and residential	4,392	—	3,031	7,423	1,090,189	1,097,612
Home equity	630	47	487	1,164	85,439	86,603
Other consumer	—	—	—	—	2,988	2,988
Total	$22,919	$34,464	$16,277	$73,660	$6,917,787	$6,991,447

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

The following table presents, by class of loan, information related to impaired loans for the periods ended March 31, 2019 and December 31, 2018.

	Unpaid	Recorded	Recorded			Average Recorded		Interest Income
	Contractual	Investment	Investment	Total		Investment		Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date
March 31, 2019
Commercial	$13,453	$4,124	$8,857	$12,981	$5,892	$10,561	$10,561	$19	$19
Income producing - commercial real estate	42,939	39,397	46	39,443	15	30,423	30,423	263	263
Owner occupied - commercial real estate	4,853	3,483	1,370	4,853	600	5,292	5,292	46	46
Real estate mortgage – residential	5,644	5,644	—	5,644	—	3,577	3,577	—	—
Construction - commercial and residential	4,190	3,030	—	3,030	—	3,031	3,031	—	—
Home equity	487	487	—	487	—	487	487	—	—
Other consumer	—	—	—	—	—	—	—	—	—
Total	$71,566	$56,165	$10,273	$66,438	$6,507	$53,371	$53,371	$328	$328

December 31, 2018
Commercial	$8,613	$2,057	$6,084	$8,141	$4,803	$10,306	$8,359	$(126)	$190
Income producing - commercial real estate	21,402	1,720	19,682	21,402	2,465	15,331	12,309	189	550
Owner occupied - commercial real estate	5,731	4,361	1,370	5,731	600	5,746	6,011	47	196
Real estate mortgage – residential	1,510	1,510	—	1,510	—	1,516	1,688	—	2
Construction - commercial and residential	3,031	3,031	—	3,031	1,050	3,031	2,028	—	68
Home equity	487	487	—	487	—	487	491	—	—
Other consumer	—	—	—	—	—	46	69	—	—
Total	$40,774	$13,166	$27,136	$40,302	$8,918	$36,463	$30,955	$110	$1,006

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of March 31, 2019, all performing TDRs were categorized as interest-only modifications.

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

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company for the periods ended March 31, 2019 and 2018.

	For the Three Months Ended March 31, 2019
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructurings
Restructured accruing	10	$3,218	$19,622	$3,337	$—	$26,177
Restructured nonaccruing	3	538	—	—	—	538
Total	13	$3,756	$19,622	$3,337	$—	$26,715

Specific allowance		$775	$3,000	$—	$—	$3,775

Restructured and subsequently defaulted		$—	$—	$—	$—	$—

	For the Three Months Ended March 31, 2018
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructings
Restructured accruing	8	$1,230	$9,198	$1,071	$—	$11,499
Restructured nonaccruing	5	1,649	—	—	—	1,649
Total	13	$2,879	$9,198	$1,071	$—	$13,148

Specific allowance		$595	$2,350	$—	$—	$2,945

Restructured and subsequently defaulted		$—	$121	$—	$—	$121

The Company had thirteen TDR’s at March 31, 2019 totaling approximately $26.7 million. Ten of these loans totaling approximately $26.2 million are performing under their modified terms. For the first quarter of 2019, there were no performing TDR loans that defaulted on their modified terms, as compared to the three months ended March 31, 2018, when there was one default on a $121 thousand restructured loan which was charged off. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For the three months ended March 31, 2019, there was one loan totaling $2.3 million modified in a TDR, as compared to the three months ended March 31, 2018 which had no loans modified in a TDR.

Note 6. Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branch offices, ATM locations, and corporate office space. Substantially all of our leases are classified as operating leases, and as such, were previously not recognized on the Company’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as a right-of-use (“ROU”) asset and a corresponding lease liability.

On January 1, 2019, the Company recorded $29.6 million of right-of-use assets in the premises and equipment line item on the Company’s Consolidated Balance Sheets. On January 1, 2019, the Company recorded $33.5 million of lease liabilities in Other Liabilities on the Consolidated Balance Sheet. The Company elects not to recognize right of use assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Statements of Condition.

Our leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the right of use assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our right of use assets and lease liabilities.

As of March 31, 2019, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. As of March 31, 2019, there were no leases that have been signed but did not yet commence as of the reporting date that create significant rights and obligations for the Company.

The following table presents lease costs and other lease information.

Three Months Ended
(dollars in thousands)	March 31, 2019
Lease Cost
Operating Lease Cost (Cost resulting from lease payments)	1,863
Variable Lease Cost (Cost excluded from lease payments)	244
Sublease Income	(94)
Net Lease Cost	2,013

Operating Lease - Operating Cash Flows (Fixed Payments)	2,024
Operating Lease - Operating Cash Flows (Liability Reduction)	1,715
Right-of-Use Assets - Operating Leases	28,928
Weighted Average Lease Term - Operating Leases	5.50 yrs
Weighted Average Discount Rate - Operating Leases	4.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2019 were as follows:

(dollars in thousands)
Twelve Months Ended:
March 31, 2020	8,045
March 31, 2021	7,380
March 31, 2022	6,619
March 31, 2023	4,234
March 30, 2024	3,500
Thereafter	5,894
Total Future Minimum Lease Payments	35,672
Amounts Representing Interest	(2,920)
Present Value of Net Future Minimum Lease Payments	32,752

Note 7 – Affordable Housing Projects Tax Credit Partnerships

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company accounts for its affordable housing tax credit investments using the proportional amortization method. The Company’s net affordable housing tax credit investments were $27.2 million and related unfunded commitments were $15.4 million as of March 31, 2019 and are included in Other Assets and Other Liabilities in the Consolidated Statements of Condition. The Company’s net affordable housing tax credit investments were $28.2 million and related unfunded commitments were $15.0 million as of December 31, 2018.

Note 8. Interest Rate Swap Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The Company’s objective in using interest rate derivatives designated as cash flow hedges is to add stability to interest expense and to better manage its exposure to interest rate movements. To accomplish this objective, the Company utilizes interest rate swaps as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank’s cost of funds. The notional amounts of the interest rate swaps designated as cash flow hedges do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from one counterparty in exchange for the Company making fixed payments. The Company’s intent is to hedge its exposure to the variability in potential future interest rate conditions on existing financial instruments.

As of March 31, 2019, the Company had one designated cash flow hedge notional interest rate swap transaction outstanding amounting to $100 million associated with the Company’s variable rate deposits, as compared to three designated cash flow hedge notional interest rate swap transactions outstanding as of December 31, 2018 amounting to $250 million associated with the Company’s variable rate deposits. The decline in the amount of hedged variable rate deposits was due to a reduction in such deposits. The net unrealized gain before income tax on the swaps was $908 thousand at March 31, 2019 compared to a net unrealized gain before income tax of $3.7 million at December 31, 2018. The unrealized loss in value since year end 2018 was due to the termination of two of the interest rate swap transactions as part of the Company’s asset liability strategy. As a result of the swap terminations, the Company recognized $829 thousand in noninterest income during March 2019. Additionally, the Company will amortize $495 thousand of realized gain as a reduction to interest expense through the swap’s original maturity date of March 31, 2020.

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

Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the quarter ended March 31, 2019, the Company reclassified $462 thousand related to designated cash flow hedge derivatives from accumulated other comprehensive income to decrease interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $615 thousand will be reclassified as a decrease in interest expense.

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

As of March 31, 2019, the aggregate fair value of our designated cash flow hedge derivative contract with credit risk contingent features (i.e., containing collateral posting or termination provisions based on our capital status) that was in a net asset position totaled $908 thousand (this contract was not in a net liability position as of March 31, 2019). The Company has a minimum collateral posting threshold with its derivative counterparty. As of March 31, 2019, the Company was not required to post collateral with its derivative counterparty against its obligations under this agreement because the agreement was in a net asset position. If the Company had breached any provisions under the agreement at March 31, 2019, it could have been required to settle its obligations under the agreement at the termination value.

During the third quarter of 2018, the Company entered into credit risk participation agreements (“RPAs”) with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative, and have a notional value of $27.5 million as of March 31, 2019. The changes in fair value for these contracts are recognized directly in earnings.

The table below identifies the balance sheet category and fair values of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Notional	Fair	Balance Sheet	Notional	Fair	Balance Sheet
	Amount	Value	Category	Amount	Value	Category
Derivatives designated as hedging instruments

(dollars in thousands)
Interest rate product	$100,000	$908	Other Assets	$250,000	$3,727	Other Assets

Derivatives not designated as hedging instruments

(dollars in thousands)
Other Contracts	$27,500	$71	Other Liabilities	$27,500	$59	Other Liabilities

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the three months ended March 31, 2019 and 2018.

Derivatives in Subtopic 815-20 Hedging	Amount of Gain or (Loss) Recognized in OCI on Derivative Three Months Ended March 31,		Location of Gain or (Loss) Recognized from Accumulated Other	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Three Months Ended March 31,
Relationships (dollars in thousands)	2019	2018	Comprehensive Income into Income	2019	2018
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(1,034)	$2,443	Interest Expense	$462	$(88)
Interest Rate Products	—	—	Gain on sale of investment securities	(829)	—
Total	$(1,034)	$2,443		$(366)	$(88)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018.

	Location and Amount of Gain or (Loss) Recognized
	March 31, 2019	March 31, 2018
(dollars in thousands)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or
cash flow hedges are recorded	$(366)	$(88)

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$462	$(88)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$(829)	$—

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging	(Loss) Recognized in	Three Months Ended March 31,
Instruments under Subtopic 815-20	Income on Derivative	2019	2018
(dollars in thousands)
Other Contracts	Other income / (expense)	$(13)	$—
Total		$(13)	$—

Balance Sheet Offsetting: Our designated cash flow hedge interest rate swap derivatives are eligible for offset in the Consolidated Balance Sheets and are subject to master netting arrangements. Our derivative transactions with counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. The Company generally offsets such financial instruments for financial reporting purposes. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s cash flow hedge derivatives as of March 31, 2019 and December 31, 2018.

As of March 31, 2019
Offsetting of Derivative Assets (dollars in thousands)				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$944	$—	$944	$—	$—	$944
Counterparty 2	—	—	—	—	—	—
Counterparty 3	(71)	—	(71)	—	—	(71)
	$873	$—	$873	$—	$—	$873

As of December 31, 2018
Offsetting of Derivative Assets (dollars in thousands)				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Counterparty 1	$2,948	$—	$2,948	$—	$—	$2,948
Counterparty 2	892	—	892	—	—	892
Counterparty 3	(59)	—	(59)	—	—	(59)
	$3,781	$—	$3,781	$—	$—	$3,781

Note 9. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three months ended March 31, 2019 and 2018 is presented in the table below. There were no residential real estate loans in the process of foreclosure as of March 31, 2019. For the three months ended March 31, 2019 and 2018, there were no sales of OREO property.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Balance at January 1,	$1,394	$1,394
Real estate acquired from borrowers	—	—
Properties sold	—	—
Ending balance	$1,394	$1,394

Note 10. Long-Term Borrowings

The following table presents information related to the Company’s long-term borrowings as of March 31, 2019 and December 31, 2018.

(dollars in thousands)	March 31, 2019	December 31, 2018
Subordinated Notes, 5.75%	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	150,000
Less: unamortized debt issuance costs	(2,606)	(2,704)
Long-term borrowings	$217,394	$217,296

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

Note 11. Net Income per Common Share

The calculation of net income per common share for the three months ended March 31, 2019 and 2018 was as follows.

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2019	2018
Basic:
Net income	$33,749	$35,715
Average common shares outstanding	34,481	34,261
Basic net income per common share	$0.98	$1.04

Diluted:
Net income	$33,749	$35,715
Average common shares outstanding	34,481	34,261
Adjustment for common share equivalents	55	145
Average common shares outstanding-diluted	34,536	34,406
Diluted net income per common share	$0.98	$1.04

Anti-dilutive shares	3	—

Note 12. Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2019
Net unrealized gain on securities available-for-sale	$7,322	$1,882	$5,440
Less: Reclassification adjustment for net gains included in net income	(83)	(22)	(61)
Total unrealized gain	7,239	1,860	5,379

Net unrealized loss on derivatives	(1,545)	(391)	(1,154)
Less: Reclassification adjustment for gain included in net income	(1,275)	(333)	(942)
Total unrealized loss	(2,820)	(724)	(2,096)

Other Comprehensive Income	$4,419	$1,136	$3,283

Three Months Ended March 31, 2018
Net unrealized loss on securities available-for-sale	$(6,221)	$1,098	$(5,123)
Less: Reclassification adjustment for net gains included in net income	(42)	(11)	(31)
Total unrealized loss	(6,263)	1,087	(5,154)

Net unrealized gain on derivatives	2,607	374	2,233
Less: Reclassification adjustment for losses included in net income	(88)	(23)	(65)
Total unrealized gain	2,519	351	2,168

Other Comprehensive Loss	$(3,744)	$1,438	$(2,986)

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 and 2018.

(dollars in thousands)	Securities Available For Sale	Derivatives	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2019
Balance at Beginning of Period	$(7,044)	$2,769	$(4,275)
Other comprehensive income (loss) before reclassifications	5,440	(1,154)	4,286
Amounts reclassified from accumulated other comprehensive income (loss)	(61)	(942)	(1,003)
Net other comprehensive income (loss) during period	5,379	(2,096)	3,283
Balance at End of Period	$(1,665)	$673	$(992)

Three Months Ended March 31, 2018
Balance at Beginning of Period	$(3,131)	$1,381	$(1,750)
Other comprehensive income (loss) before reclassifications	(5,123)	2,233	(2,890)
Amounts reclassified from accumulated other comprehensive income (loss)	(31)	(65)	(96)
Net other comprehensive income (loss) during period	(5,154)	2,168	(2,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	(674)	—	(674)
Balance at End of Period	$(8,959)	$3,549	$(5,410)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2019 and 2018.

Details about Accumulated Other	Amount Reclassified from		Affected Line Item in
Comprehensive Income Components	Accumulated Other		the Statement Where
(dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three Months Ended March 31,
	2019	2018
Realized gain on sale of investment securities	$83	$42	Gain on sale of investment securities
Realized gain on swap termination	829	—	Gain on sale of investment securities
Interest income (expense) derivative deposits	446	(88)	Interest expense on deposits
Income tax (expense) benefit	(355)	12	Income Tax Expense
Total Reclassifications for the Period	$1,003	$(34)	Net Income

Note 13. Fair Value Measurements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2019
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$239,019	$—	$239,019
Residential mortgage backed securities	—	477,903	—	477,903
Municipal bonds	—	45,533	—	45,533
Corporate bonds	—	—	9,556	9,556
Other equity investments	—	—	218	218
Loans held for sale	—	20,268	—	20,268
Mortgage banking derivatives	—	—	288	288
Interest rate swap derivatives	—	908	—	908
Total assets measured at fair value on a recurring basis as of March 31, 2019	$—	$783,631	$10,062	$793,693

Liabilities:
Mortgage banking derivatives	$—	$—	$222	$222
Total liabilities measured at fair value on a recurring basis as of March 31, 2019	$—	$—	$222	$222

December 31, 2018
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$256,345	$—	$256,345
Residential mortgage backed securities	—	472,231	—	472,231
Municipal bonds	—	45,769	—	45,769
Corporate bonds	—	—	9,576	9,576
Other equity investments	—	—	218	218
Loans held for sale	—	19,254	—	19,254
Mortgage banking derivatives	—	—	229	229
Interest rate swap derivatives	—	3,727	—	3,727
Total assets measured at fair value on a recurring basis as of December 31, 2018	$—	$797,326	$10,023	$807,349

Liabilities:
Mortgage banking derivatives	$—	$—	$269	$269
Total liabilities measured at fair value on a recurring basis as of December 31, 2018	$—	$—	$269	$269

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of March 31, 2019 and December 31, 2018.

	March 31, 2019
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference
Residential mortgage loans held for sale	$20,268	$19,825	$443
FHA mortgage loans held for sale	$—	$—	$—

	December 31, 2018
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference
Residential mortgage loans held for sale	$19,254	$18,797	$457
FHA mortgage loans held for sale	$—	$—	$—

No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of March 31, 2019 or December 31, 2018.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2019	$9,794	$229	$10,023
Realized gain included in earnings	—	59	59
Unrealized loss included in other comprehensive income	(20)	—	(20)
Principal redemption	—	—	—
Ending balance at March 31, 2019	$9,774	$288	$10,062

Liabilities:
Beginning balance at January 1, 2019	$—	$269	$269
Realized gain included in earnings	—	(47)	(47)
Principal redemption	—	—	—
Ending balance at March 31, 2019	$—	$222	$222

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2018	$1,718	$43	$1,761
Realized gain included in earnings	—	186	186
Purchases of available-for-sale securities	8,076	—	8,076
Principal redemption	—	—	—
Ending balance at December 31, 2018	$9,794	$229	$10,023

Liabilities:
Beginning balance at January 1, 2018	$—	$10	$10
Realized loss included in earnings	—	259	259
Principal redemption	—	—	—
Ending balance at December 31, 2018	$—	$269	$269

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

Impaired loans: The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that nonaccrual loans and loans that have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2019, substantially all of the Company’s impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the underlying collateral for collateral-dependent loans, which the Company classifies as a Level 3 valuation.

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2019
Impaired loans:
Commercial	$—	$—	$7,089	$7,089
Income producing - commercial real estate	—	—	39,428	39,428
Owner occupied - commercial real estate	—	—	4,253	4,253
Real estate mortgage - residential	—	—	5,644	5,644
Construction - commercial and residential	—	—	3,030	3,030
Home equity	—	—	487	487
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of March 31, 2019	$—	$—	$61,325	$61,325

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2018
Impaired loans:
Commercial	$—	$—	$3,338	$3,338
Income producing - commercial real estate	—	—	18,937	18,937
Owner occupied - commercial real estate	—	—	5,131	5,131
Real estate mortgage - residential	—	—	1,510	1,510
Construction - commercial and residential	—	—	1,981	1,981
Home equity	—	—	487	487
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of December 31, 2018	$—	$—	$32,778	$32,778

The estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018 are as follows:

			Fair Value Measurements
			Quoted Prices	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Assets
Cash and due from banks	$6,817	$6,817	$—	$6,817	$—
Federal funds sold	15,403	15,403	—	15,403	—
Interest bearing deposits with other banks	99,870	99,870	—	99,870	—
Investment securities	772,229	772,229	—	762,455	9,774
Federal Reserve and Federal Home Loan Bank stock	34,995	34,995	—	34,995	—
Loans held for sale	20,268	20,268	—	20,268	—
Loans	7,103,115	7,105,850	—	—	7,105,850
Bank owned life insurance	73,865	73,865	—	73,865	—
Annuity investment	12,290	12,290	—	12,290	—
Mortgage banking derivatives	288	288	—	—	288
Interest rate swap derivatives	908	908	—	908	—

Liabilities
Noninterest bearing deposits	2,216,270	2,216,270	—	2,216,270	—
Interest bearing deposits	3,103,595	3,103,595	—	3,103,595	—
Certificates of deposit	1,363,054	1,363,641	—	1,363,641	—
Customer repurchase agreements	26,418	26,418	—	26,418	—
Borrowings	467,394	460,272	—	460,272	—
Mortgage banking derivatives	222	222	—	—	222

December 31, 2018
Assets
Cash and due from banks	$6,773	$6,773	$—	$6,773	$—
Federal funds sold	11,934	11,934	—	11,934	—
Interest bearing deposits with other banks	303,157	303,157	—	303,157	—
Investment securities	784,139	784,139	—	774,345	9,794
Federal Reserve and Federal Home Loan Bank stock	23,506	23,506	—	23,506	—
Loans held for sale	19,254	19,254	—	19,254	—
Loans	6,921,503	6,921,048	—	—	6,921,048
Bank owned life insurance	73,441	73,441	—	73,441	—
Annuity investment	12,417	12,417	—	12,417	—
Mortgage banking derivatives	229	229	—	—	229
Interest rate swap derivatives	3,727	3,727	—	3,727	—

Liabilities
Noninterest bearing deposits	2,104,220	2,104,220	—	2,104,220	—
Interest bearing deposits	3,542,666	3,542,666	—	3,542,666	—
Certificates of deposit	1,327,400	1,325,209	—	1,325,209	—
Customer repurchase agreements	30,413	30,413	—	30,413	—
Borrowings	217,196	218,006	—	218,006	—
Mortgage banking derivatives	269	269	—	—	269

Note 14. Supplemental Executive Retirement Plan

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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. For the three months ended March 31, 2019 and 2018, the annuity contracts accrued $32 thousand and $27 thousand of income, respectively, which were included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $12.3 million and $12.4 million at March 31, 2019 and December 31, 2018, respectively, and is included in other assets on the Consolidated Balance Sheet. For the three months ended March 31, 2019, the Company recorded benefit expense accruals of $101 thousand for this post retirement benefit. For the three months ended March 31, 2018, the Company recorded benefit expense accruals of $100 thousand for this post retirement benefit.

Upon death of a named executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively finance payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

GENERAL

The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating twenty-one years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twenty branch offices, including nine in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C.

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

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company’s Annual report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the three months ended March 31, 2019 was $33.7 million, a 6% decrease over the $35.7 million net income for the three months ended March 31, 2018. Net income per both basic common and diluted shares for the three months ended March 31, 2019 was $0.98 compared to $1.04 for the same period in 2018, a 6% decrease.

First quarter 2019 earnings include nonrecurring charges related to share based compensation awards and the retirement of our former Chairman and Chief Executive Officer, Mr. Ronald D. Paul as announced in late March. For the first quarter of 2019, salaries and benefit expenses include $6.2 million ($0.13 per diluted share) of nonrecurring noninterest expenses.

Excluding nonrecurring costs, net earnings for the first quarter of 2019 were $38.5 million ($1.11 per diluted share) as compared to $35.7 million net income ($1.04 per diluted share) for the first quarter in 2018, an 8% increase.

Excluding nonrecurring costs, the increase in net income for the three months ended March 31, 2019 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 8% over the same period in 2018. The provision for income taxes was $11.9 million, a decrease of $384 thousand or 3% compared to the same period in 2018. The most significant portion of revenue is net interest income, which increased 7% for the three months ended March 31, 2019 over the same period in 2018 ($81.0 million versus $75.8 million), resulting from growth in average earning assets of 11%.

For the three months ended March 31, 2019, the Company reported an annualized return on average assets (“ROAA”) of 1.62% (1.85% excluding nonrecurring costs) as compared to 1.91% for the three months ended March 31, 2018. The annualized return on average common equity (“ROACE”) for the three months ended March 31, 2019 was 12.12% (13.84% excluding nonrecurring costs) as compared to 14.99% for the three months ended March 31, 2018. The annualized return on average tangible common equity (“ROATCE”) for the three months ended March 31, 2019 was 13.38% (15.26% excluding nonrecurring costs) as compared to 16.86% for the three months ended March 31, 2018.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 4.02% for the three months ended March 31, 2019 and 4.17% for the same period in 2018. Average earning asset yields increased 31 basis points to 5.21% for the three months ended March 31, 2019, as compared to 4.90% for the same period in 2018. The average cost of interest bearing liabilities increased by 78 basis points (to 1.96% from 1.18%) for the three months ended March 31, 2019 as compared to the same period in 2018. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 47 basis points for the three months ended March 31, 2019 as compared to 2018 (3.25% versus 3.72%).

The benefit of noninterest sources funding earning assets increased by 32 basis points to 77 basis points from 45 basis points for the three months ended March 31, 2019 versus the same period in 2018. The combination of a 47 basis point decrease in the net interest spread and a 32 basis point increase in the value of noninterest sources resulted in a 15 basis point decrease in the net interest margin for the three months ended March 31, 2019 as compared to the same period in 2018. The Company considers the value of its noninterest sources of funds as very significant to its business model and its overall profitability.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates (on average) have trended higher. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 93% of the Company’s total revenue for the three months ended March 31, 2019.

For the first three months of 2019, total loans grew 3% over December 31, 2018, and average loans were 9% higher in the first three months of 2019 as compared to the first three months of 2018. At March 31, 2019, total deposits were 4% lower than deposits at December 31, 2018, while average deposits were 15% higher for the first three months of 2019 compared with the first three months of 2018.

In order to fund growth in average loans of 9% over the three months ended March 31, 2019 as compared to the same period in 2018, as well as sustain significant liquidity, the Company has relied on both core deposit growth and brokered deposits. The major component of the growth in core deposits during the first quarter of 2019 has been growth in both noninterest bearing accounts primarily as a result of effectively building new and enhanced client relationships, and to a time deposit program to lock in more fixed rate deposits at terms approximating 10 months.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 86% of average earning assets for the first three months of 2019 compared to 87% for the same period in 2018. For the first three months of 2019, as compared to the same period in 2018, average loans, excluding loans held for sale, increased $604.7 million, a 9% increase, due primarily to growth in owner occupied - commercial real estate, income producing - commercial real estate, and commercial loans. Average investment securities for the three months ended March 31, 2019 and 2018 amounted to 10% and 8% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 4% of average earning assets for both the first three months of 2019 and 2018. The average combination of federal funds sold, interest bearing deposits with other banks and loans held for sale increased $10.9 million for the three months ended March 31, 2019 as compared to the same period in 2018.

The provision for credit losses was $3.4 million for the three months ended March 31, 2019 as compared to $2.0 million for the three months ended March 31, 2018. Net charge-offs of $3.4 million in the first quarter of 2019 represented an annualized 0.19% of average loans, excluding loans held for sale, as compared to $920 thousand, or an annualized 0.06% of average loans, excluding loans held for sale, in the first quarter of 2018. Net charge-offs in the first quarter of 2019 were attributable primarily to commercial real estate loans ($3.5 million) offset by a net recovery in commercial loans ($126 thousand).

During the first quarter of 2019, the Bank incurred an annualized net charge-off of 19 basis points of average loans substantially attributable to one residential condominium project sold at foreclosure to a third party during the first quarter of 2019. The foreclosure sale was ratified by the Court on April 8, 2019 and there is a 30 day closing requirement. Consistent with GAAP, the transaction remained in nonperforming loans as of March 31, 2019. The carrying value of the nonperforming loan at the end of the first quarter was $17.5 million, equal to the purchase price at foreclosure. No additional loss from this transaction is anticipated. Nonperforming loans increased significantly as a result of the residential condominium loan discussed above. Further increases included a $1.5 million loan characterized as nonperforming at March 31, 2019 which was paid in full shortly following the end of the first quarter. Excluding the $19.0 million of loan balances discussed above, nonperforming loans at March 31, 2019 would have been $21.3 million (0.30% of total loans).

At March 31, 2019 the allowance for credit losses represented 0.98% of loans outstanding, as compared to 1.00% at December 31, 2018. The allowance for credit losses represented 174% of nonperforming loans at March 31, 2019, as compared to 492% at March 31, 2018 and 430% at December 31, 2018. Excluding the $19.0 million of nonperforming loans discussed above, the allowance for loan losses at March 31, 2019 would have been 329% of nonperforming loans, in line with prior quarters and well above peer banking companies.

Total noninterest income for the three months ended March 31, 2019 increased to $6.3 million from $5.3 million for the three months ended March 31, 2018, a 19% increase, due substantially to higher net investment gains in the first quarter of 2019 as compared to 2018. Net investment gains were $912 thousand for the three months ended March 31, 2019 compared to $42 thousand for the same period in 2018. Residential mortgage loans closed were $93 million for the first quarter of 2019 versus $100 million for the first quarter of 2018. As a result of lower volume, gains on the sale of residential mortgage loans were lower during the first quarter of 2019 compared to the same period in 2018 ($1.3 million versus $1.4 million). Gains on sales of FHA multifamily loans in the first quarter of 2019 were $55 thousand versus $48 thousand in the first quarter of 2018.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 43.87% for the first quarter of 2019, (36.82% excluding $6.2 million of nonrecurring costs defined above) as compared to 38.38% for the first quarter of 2018. Noninterest expenses totaled $38.3 million for the three months ended March 31, 2019, as compared to $31.1 million for the three months ended March 31, 2018, a 23% increase. Excluding $6.2 million nonrecurring salaries and benefit costs defined above, noninterest expenses were $32.2 million for the first quarter in 2019, a 3% increase over noninterest expenses in the first quarter of 2018.

Cost increases for salaries and benefits were $6.8 million, $6.2 million of which were nonrecurring charges related to share based compensation awards and the retirement of Mr. Paul. The remaining increase was due primarily to increased staff and merit increases. Marketing and advertising costs increased $211 thousand due primarily to print and digital advertising and sponsorships. Legal, accounting and professional fees decreased $1.3 million, a significant portion of which was due to higher expenses during the first quarter of 2018 for independent consulting and professional services associated with the internet event late in 2017. FDIC expenses increased $441 thousand due substantially to a higher assessment base resulting from growth in total assets. Other expenses increased $1.0 million, due primarily to higher broker fees ($660 thousand).

The ratio of common equity to total assets increased to 13.69% at March 31, 2019 from 13.22% at December 31, 2018, due primarily to retained earnings. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the three months ended March 31, 2019, net interest income increased 7% over the same period for 2018. Average loans increased by $604.7 million and average deposits increased by $924.5 million. The net interest margin was 4.02% for the three months ended March 31, 2019 and 4.17% for the same period in 2018.

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three months ended March 31, 2019 and 2018. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$301,020	$1,666	2.24%	$282,440	$981	1.41%
Loans held for sale (1)	17,919	200	4.46%	24,960	274	4.39%
Loans (1) (2)	7,038,472	97,621	5.62%	6,433,730	84,156	5.30%
Investment securities available for sale (2)	810,550	5,598	2.80%	614,064	3,592	2.37%
Federal funds sold	17,750	49	1.12%	18,341	46	1.02%
Total interest earning assets	8,185,711	105,134	5.21%	7,373,535	89,049	4.90%

Total noninterest earning assets	339,420			289,333
Less: allowance for credit losses	69,451			65,383
Total noninterest earning assets	269,969			223,950
TOTAL ASSETS	$8,455,680			$7,597,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$590,853	$1,181	0.81%	$372,893	$464	0.50%
Savings and money market	2,792,552	11,963	1.74%	2,769,722	5,664	0.83%
Time deposits	1,330,939	7,756	2.36%	888,083	3,001	1.37%
Total interest bearing deposits	4,714,344	20,900	1.80%	4,030,698	9,129	0.92%
Customer repurchase agreements	27,793	98	1.43%	68,043	50	0.30%
Other short-term borrowings	21,059	140	2.66%	238,356	1,111	1.86%
Long-term borrowings	217,357	2,979	5.48%	216,970	2,979	5.49%
Total interest bearing liabilities	4,980,553	24,117	1.96%	4,554,067	13,269	1.18%

Noninterest bearing liabilities:
Noninterest bearing demand	2,273,124			2,032,319
Other liabilities	73,134			44,514
Total noninterest bearing liabilities	2,346,258			2,076,833

Shareholders’ Equity	1,128,869			966,585
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,455,680			$7,597,485

Net interest income		$81,017			$75,780
Net interest spread			3.25%			3.72%
Net interest margin			4.02%			4.17%
Cost of funds			1.19%			0.73%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $4.1 million and $4.7 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

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

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside loan review consultant, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption “Critical Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table at page 44 which reflects activity in the allowance for credit losses.

During the three months ended March 31, 2019, the allowance for credit losses reflected $3.4 million in provision for credit losses and $3.4 million in net charge-offs during the period. During the three months ended December 31, 2018, the allowance for credit losses reflected $2.6 million in provision for credit losses and $844 thousand in net charge-offs during the period. The provision for credit losses was $3.4 million for the three months ended March 31, 2019 as compared to $2.0 million for the same period in 2018. Net charge-offs of $3.4 million in the first quarter of 2019 represented an annualized 0.19% of average loans, excluding loans held for sale, as compared to $920 thousand, or an annualized 0.06% of average loans, excluding loans held for sale, in the first quarter of 2018.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Balance at beginning of period	$69,944	$64,758
Charge-offs:
Commercial	4	853
Income producing - commercial real estate	3,496	121
Owner occupied - commercial real estate	—	132
Real estate mortgage - residential	—	—
Construction - commercial and residential	—	—
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	—	—
Total charge-offs	3,500	1,106

Recoveries:
Commercial	130	3
Income producing - commercial real estate	—	—
Owner occupied - commercial real estate	—	1
Real estate mortgage - residential	1	2
Construction - commercial and residential	—	60
Construction - C&I (owner occupied)	—	—
Home equity	—	117
Other consumer	8	3
Total recoveries	139	186
Net charge-offs	3,361	920
Provision for Credit Losses	3,360	1,969
Balance at end of period	$69,943	$65,807

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.19%	0.06%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial	$17,195	21%	$15,857	22%
Income producing - commercial real estate	26,765	47%	28,034	46%
Owner occupied - commercial real estate	5,980	14%	6,242	13%
Real estate mortgage - residential	681	1%	965	2%
Construction - commercial and residential	17,389	15%	17,484	15%
Construction - C&I (owner occupied)	1,080	1%	691	1%
Home equity	605	1%	599	1%
Other consumer	248	—	72	—
Total allowance	$69,943	100%	$69,944	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of TDRs, and OREO, totaled $41.7 million at March 31, 2019 representing 0.50% of total assets ($22.6 million or 0.27% of assets excluding recurring costs), as compared to $17.7 million of nonperforming assets, or 0.21% of total assets, at December 31, 2018. The increase in nonperforming loans at March 31, 2019, was substantially attributable to one residential condominium project sold at foreclosure to a third party during the first quarter of 2019. The foreclosure sale was ratified by the Court on April 8, 2019 and there is a 30 day closing requirement. Consistent with GAAP, the transaction remained in nonperforming loans as of March 31, 2019. The carrying value of the nonperforming loan at the end of the first quarter was $17.5 million, equal to the purchase price at foreclosure. No additional loss from this transaction is anticipated. Nonperforming loans increased significantly as a result of the residential condominium loan discussed above. Further increases included a $1.5 million loan characterized as nonperforming at March 31, 2019 which was paid in full shortly following the end of the first quarter. Excluding the $19.0 million of loan balances discussed above, nonperforming loans at March 31, 2019 would have been $22.6 million (0.27% of total assets).

The Company had no accruing loans 90 days or more past due at March 31, 2019 or December 31, 2018. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 0.98% of total loans at March 31, 2019, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower’s request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had thirteen TDR’s at March 31, 2019 totaling approximately $26.7 million. Ten of these loans totaling approximately $26.2 million are performing under their modified terms. During 2019, there were no performing TDR loans that defaulted on their modified terms, as compared to the three months ended March 31, 2018, there was one default on a $121 thousand restructured loan which was charged off. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For the three months ended March 31, 2019, there was one loan totaling $2.3 million modified in a TDR, as compared to the three months ended March 31, 2018 which had no loans modified in a TDR.

Total nonperforming loans amounted to $40.3 million at March 31, 2019 (0.56% of total loans) compared to $16.3 million at December 31, 2018 (0.23% of total loans). The increase in the ratio of nonperforming loans to total loans at March 31, 2019 as compared to December 31, 2018 was substantially attributable to one residential condominium project sold at foreclosure to a third party during the first quarter of 2019. The foreclosure sale was ratified by the Court on April 8, 2019 and there is a 30 day closing requirement. Consistent with GAAP, the transaction remained in nonperforming loans as of March 31, 2019. The carrying value of the nonperforming loan at the end of the first quarter was $17.5 million, equal to the purchase price at foreclosure. No additional loss from this transaction is anticipated. Nonperforming loans increased significantly as a result of the residential condominium loan discussed above. Further increases included a $1.5 million loan characterized as nonperforming at March 31, 2019 which was paid in full shortly following the end of the first quarter. Excluding the $19.0 million of loan balances discussed above, nonperforming loans at March 31, 2019 would have been $21.3 million (0.30% of total loans).

Included in nonperforming assets at March 31, 2019 and December 31, 2018 was $1.4 million of OREO, consisting of one foreclosed property. The Company had one foreclosed property with a net carrying value of $1.4 million at March 31, 2018. OREO properties are carried at fair value less estimated costs to sell. It is the Company’s policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were no sales of OREO property during the first three months of 2019 and 2018.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual Loans:
Commercial	$9,763	$7,115
Income producing - commercial real estate	19,821	1,766
Owner occupied - commercial real estate	1,516	2,368
Real estate mortgage - residential	5,644	1,510
Construction - commercial and residential	3,030	3,031
Construction - C&I (owner occupied)	—	—
Home equity	487	487
Other consumer	—	—
Accrual loans-past due 90 days	—	—
Total nonperforming loans (1)	40,261	16,277
Other real estate owned	1,394	1,394
Total nonperforming assets	$41,655	$17,671

Coverage ratio, allowance for credit losses to total nonperforming loans	173.72%	429.72%
Ratio of nonperforming loans to total loans	0.56%	0.23%
Ratio of nonperforming assets to total assets	0.50%	0.21%

(1)	Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There were no loans that migrated from a performing TDRs during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 where there was one loan totaling $786 thousand that migrated from performing TDRs.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At March 31, 2019, there were $57.1 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. Potential problem loans decreased to $57.1 million at March 31, 2019 from $102.7 million at December 31, 2018 due primarily to two commercial real estate secured relationships migrating to nonperforming loans during the quarter. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company’s loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from BOLI and other income.

Total noninterest income for the three months ended March 31, 2019 increased to $6.3 million from $5.3 million for the three months ended March 31, 2018, a 19% increase, due substantially to higher net investment gains in the first quarter of 2019 as compared to 2018. Net investment gains were $912 thousand for the three months ended March 31, 2019 compared to $42 thousand for the same period in 2018 primarily due to $829 thousand of noninterest income recognized during March 2019 on interest rate swap terminations. Residential mortgage loans closed were $93 million for the first quarter of 2019 versus $100 million for the first quarter of 2018. As a result of lower volume, gains on the sale of residential mortgage loans were lower during the first quarter of 2019 compared to the same period in 2018 ($1.3 million versus $1.4 million). Gains on sales of FHA multifamily loans in the first quarter of 2019 were $55 thousand versus $48 thousand in the first quarter of 2018.

Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At March 31, 2019, the Company had no funds advanced outstanding under FHA mortgage loan servicing agreements. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Service charges on deposit accounts increased by $80 thousand, or 5%, from $1.6 million for the three months ended March 31, 2018 to $1.7 million for the same period in 2019. The increase for the three month period was primarily related to increased transaction volume.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of residential mortgage loans yielded gains of $1.3 million for the three months ended March 31, 2019 compared to $1.4 million in the same period in 2018. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended March 31, 2019. The reserve amounted to $46 thousand at March 31, 2019 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $108 thousand for the three months ended March 31, 2019 compared to $169 thousand for the same period in 2018. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Other income totaled $1.9 million for the three months ended March 31, 2019 as compared to $1.8 million for the same period in 2018, an increase of 5%. ATM fees decreased to $312 thousand for the three months ended March 31, 2019 from $356 thousand for the same period in 2018, a decrease of 12%. Noninterest fee income totaled $474 thousand for the three months ended March 31, 2019 an increase of $32 thousand, or 7%, over the total for the same period in 2018.

Net investment gains were $912 thousand for the three months ended March 31, 2019 compared to $42 thousand for the same period in 2018.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, FDIC insurance, and other expenses.

Total noninterest expenses totaled $38.3 million for the three months ended March 31, 2019, as compared to $31.1 million for the three months ended March 31, 2018, a 23% increase. Excluding $6.2 million of nonrecurring salaries and benefit costs defined above, noninterest expenses were $32.2 million for the first quarter in 2019, a 3% increase over noninterest expenses in the first quarter of 2018.

Salaries and employee benefits were $23.6 million ($17.5 million excluding nonrecurring costs) for the three months ended March 31, 2019, as compared to $16.9 million for the same period in 2018, a 40% increase (4% increase excluding nonrecurring costs). The remaining increase was due primarily to increased staff and merit increases. At March 31, 2019, the Company’s full time equivalent staff numbered 480, as compared to 470 at December 31, 2018, and 474 at March 31, 2018.

Premises and equipment expenses amounted to $3.9 million for both the three month periods ended March 31, 2019 and 2017, a 2% decrease. For the three months ended March 31, 2019, the Company recognized $124 thousand of sublease revenue as compared to $133 thousand for the same period in 2018. Sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses increased to $1.1 million for the three months ended March 31, 2019 from $937 thousand for the same period in 2018, a 23% increase, primarily due to print and digital advertising and sponsorships.

Data processing expense increased to $2.4 million for the three months ended March 31, 2019 from $2.3 million for the same period in 2018, a 3% increase.

Legal, accounting and professional fees decreased to $1.7 million for the three months ended March 31, 2019 from $3.0 million for the same period in 2018, a 43% decrease. The decrease in expense for the three month period was due substantially to higher expenses during the first quarter of 2018 for independent consulting and professional services associated with the internet event late in 2017.

FDIC insurance increased to $1.1 million for the three months ended March 31, 2019 from $675 thousand for the same period in 2018, a 65% increase. The increase for the three month period was primarily due to a higher assessment base resulting from growth in total assets.

Other expenses increased to $4.5 million for the three months ended March 31, 2019 from $3.4 million for the same period in 2018, an increase of 30%, due primarily to higher broker fees ($660 thousand). The major components of cost in this category include broker fees, franchise taxes, core deposit intangible amortization, and insurance expense.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 43.87% for the first quarter of 2019, (36.82% excluding the $6.2 million of nonrecurring costs defined above) as compared to 38.38% for the first quarter of 2018. As a percentage of average assets, total noninterest expense (annualized) was 1.81% (1.52% excluding the $6.2 million of nonrecurring costs defined above) for the three months ended March 31, 2019 as compared to 1.64% for the same period in 2018.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 26.1% for the three months ended March 31, 2019, as compared to 25.6% for the same period in 2018. The higher effective tax rate for the three months ended March 31, 2019, was due primarily to a decrease in federal tax credits and an increase in nondeductible expenses. Excluding the $6.2 million of nonrecurring costs, the effective tax rate for the first quarter of 2019 was 25.7%.

FINANCIAL CONDITION

Summary

Total assets were $8.39 billion at both March 31, 2019 and December 31, 2018. Total loans (excluding loans held for sale) were $7.17 billion at March 31, 2019, a 3% increase as compared to $6.99 billion at December 31, 2018. In accordance with the new accounting standard (ASC 842) adopted as of January 1, 2019, a right of use lease asset was recorded in the first quarter of 2019 for $29.6 million. See Note 6 for additional detail.

Loans held for sale amounted to $20.3 million at March 31, 2019 as compared to $19.3 million at December 31, 2018, a 5% increase. The investment portfolio totaled $772.2 million at March 31, 2019, a 2% decrease from the $784.1 million balance at December 31, 2018.

Total deposits at March 31, 2019 were $6.68 billion compared to $6.97 billion at December 31, 2018, a 4% decrease. Total borrowed funds (excluding customer repurchase agreements) were $467.4 million at March 31, 2019, of which $250.0 million were FHLB advances, and $217.3 million at December 31, 2018. FHLB advances outstanding totaling $250.0 million as of March 31, 2019 will mature in March 2020 but can be repaid at anytime. We continue to work on expanding the breadth and depth of our existing customer relationships while we pursue new relationships. The deposit decline in the first quarter of 2019 was deemed seasonal.

Total shareholders’ equity at March 31, 2019 was $1.15 billion, a 4% increase from $1.11 billion at December 31, 2018. The increase in shareholders’ equity at March 31, 2019 compared to the year end 2018 was primarily the result of growth in retained earnings. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 16.22% at March 31, 2019, as compared to 16.07% at December 31, 2018. In addition, the tangible common equity ratio was 12.59% at March 31, 2019, compared to 12.11% at December 31, 2018. Tangible book value per share was $30.20 at March 31, 2019, a 4% increase over $29.17 at December 31, 2018.

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

Loans, net of amortized deferred fees and costs, at March 31, 2019 and December 31, 2018 by major category are summarized below.

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,510,835	21%	$1,553,112	22%
Income producing - commercial real estate	3,370,692	47%	3,256,900	46%
Owner occupied - commercial real estate	990,372	14%	887,814	13%
Real estate mortgage - residential	101,860	1%	106,418	2%
Construction - commercial and residential	1,044,305	15%	1,039,815	15%
Construction - C&I (owner occupied)	64,845	1%	57,797	1%
Home equity	87,009	1%	86,603	1%
Other consumer	3,140	—	2,988	—
Total loans	7,173,058	100%	6,991,447	100%
Less: allowance for credit losses	(69,943)		(69,944)
Net loans	$7,103,115		$6,921,503

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

Loans outstanding reached $7.17 billion at March 31, 2019, an increase of $181.6 million, or 3%, as compared to $6.99 billion at December 31, 2018. Loan growth during the three months ended March 31, 2019 was predominantly in the income producing – commercial real estate and owner occupied – commercial real estate loan categories. Despite an increased level of in-market competition for business, the Bank continued to experience organic loan growth across the portfolio. Notwithstanding increased supply of units, multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects. While as a general comment there has been some softening in the suburban office leasing market, in certain well located pockets and submarkets, the sector has evidenced some positive absorption. Overall, commercial real estate values have generally held up well with price escalation in prime pockets, but we continue to be cautious of the cap rates at which some assets are trading and we are being careful with valuations as a result. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

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

For the three months ended March 31, 2019, noninterest bearing deposits increased $112.1 million as compared to December 31, 2018, while interest bearing deposits decreased by $403.4 million during the same period. Deposit growth tends to be seasonally lower in the first quarter of each year.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. The Bank also is able to obtain one-way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At March 31, 2019, total deposits included $1.28 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 19% of total deposits. At December 31, 2018, total brokered deposits (excluding the CDARS and ICS two-way) were $1.36 billion, or 20% of total deposits. The CDARS and ICS two-way component represented $489.6 million, or 7% of total deposits and $391.7 million or 6% of total deposits at March 31, 2019 and December 31, 2018, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At March 31, 2019 the Company had $2.22 billion in noninterest bearing demand deposits, representing 33% of total deposits, compared to $2.10 billion of noninterest bearing demand deposits at December 31, 2018, or 30% of total deposits. Average noninterest bearing deposits were 33% of total deposits for the first three months of 2019 and 34% for the first three months of 2018. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $26.4 million at March 31, 2019 compared to $30.4 million at December 31, 2018. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At March 31, 2019 the Company had $1.36 billion in time deposits. Time deposits increased by $35.7 million from year end December 31, 2018. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered CDs to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at March 31, 2019 and December 31, 2018. The Bank had $250.0 million in short-term borrowings outstanding under its credit facility from the FHLB at March 31, 2019. The Bank did not have short-term borrowings outstanding at December 31, 2018. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

Long-term borrowings outstanding at March 31, 2019 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the subordinated notes, please refer to Note 10 to the Consolidated Financial Statements included in this report.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. Additionally, the Bank can purchase up to $172.5 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at March 31, 2019, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.26 billion, against which there was $26.4 million outstanding at March 31, 2019. The Bank also has a commitment from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $447.1 million at March 31, 2019. At March 31, 2019 the Bank was also eligible to make advances from the FHLB up to $1.5 billion based on collateral at the FHLB, of which there was $250 million outstanding at March 31, 2019. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $687.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At March 31, 2019, under the Bank’s liquidity formula, it had $4.40 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at March 31, 2019 are as follows:

(dollars in thousands)	2019
Unfunded loan commitments	$2,203,579
Unfunded lines of credit	96,849
Letters of credit	76,940
Total	$2,377,368

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment, as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2019, unfunded loan commitments included $72.6 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

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

During the three months ended March 31, 2019, as compared to the same period in 2018, the Company was able to increase its net interest income by 7%, produce a net interest margin of 4.02%, and continue to manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended March 31, 2019, the average investment portfolio balances increased as compared to balances at March 31, 2018. The cash received from deposit growth along with cash flows from the investment portfolio were deployed into loans and the purchase of replacement investments.

The percentage mix of municipal securities was 6% of total investments at March 31, 2019 and 10% at March 31, 2018, the portion of the portfolio invested in mortgage backed securities increased to 72% at March 31, 2019 from 62% at March 31, 2018, as the Company sought additional investments that produced monthly cash flows. The portion of the portfolio invested in U.S. agency investments was 20% at March 31, 2019 and 26% at March 31, 2018. Shorter duration floating rate corporate bonds were 1% of total investments at both March 31, 2019 and March 31, 2018, and SBA bonds, which are included in mortgage backed securities, were 10% of total investments at March 31, 2019 and 7% at March 31, 2018. Over the past 12 months, as a result of generally lower interest rates, mortgage prepayment speeds increased and the duration of the investment portfolio decreased to 3.3 years at March 31, 2019 from 3.8 years at March 31, 2018.

The re-pricing duration of the loan portfolio was 18 months at March 31, 2019 versus 17 months at December 31, 2018, with fixed rate loans amounting to 39% and 33% of total loans at March 31, 2019 and March 31, 2018, respectively. Variable and adjustable rate loans comprised 61% and 67% of total loans at March 31, 2019 and March 31, 2018, respectively. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio increased to 27 months at March 31, 2019 from 22 months at March 31, 2018. The change since March 31, 2018 was due substantially to a change in the mix and duration of money market deposits as market interest rates increased. Additionally, the Bank maintained a higher percentage of fixed rate time deposits at quarter end than was the case in March 31, 2018.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, although competition for new loans persists. A disciplined approach to loan pricing, with variable and adjustable rate loans comprising 61% of total loans (at March 31, 2019), has resulted in a loan portfolio yield of 5.62% for the three months ended March 31, 2019 as compared to 5.30% for the same period in 2018. Variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized loss before income tax on the investment portfolio was $2.3 million at March 31, 2019 as compared to a net unrealized loss before tax of $9.5 million at December 31, 2018. The decrease in the net unrealized loss on the investment portfolio at March 31, 2019 as compared to December 31, 2018 was due primarily to lower interest rates at March 31, 2019. At March 31, 2019, the net unrealized loss position represented -0.3% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from March 31, 2019. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at March 31, 2019, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at March 31, 2019 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at March 31, 2019 is 3.3 years, the loan portfolio 1.5 years, the interest bearing deposit portfolio 2.3 years, and the borrowed funds portfolio 1.3 years.

The following table reflects the result of simulation analysis on the March 31, 2019 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity

+400	+17.2%	+29.9%	+3.5%
+300	+12.9%	+22.4%	+3.0%
+200	+8.7%	+15.0%	+2.4%
+100	+4.4%	+7.6%	+1.4%
0	—	—	—
-100	-4.1%	-7.1%	-3.3%
-200	-5.5%	-9.7%	-7.7%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at March 31, 2019 are not considered to be excessive. The positive impact of +4.4% in net interest income and +7.6% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing counteracting the repricing of interest bearing deposits and floating rate FHLB advances.

In the first quarter of 2019, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at March 31, 2019 was similar to the interest rate risk position at December 31, 2018.

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

During the first quarter of 2019, average market interest rates decreased across the yield curve. Overall, there was a flattening of the yield curve as compared to the first quarter of 2018 with rate decreases being generally more significant at the longer end of the yield curve.

As compared to the first quarter of 2018, the average two-year U.S. Treasury rate increased by 33 basis points from 2.16% to 2.49%, the average five year U.S. Treasury rate decreased by 7 basis points from 2.53% to 2.46% and the average ten year U.S. Treasury rate decreased by 11 basis points from 2.76% to 2.65%. The Company’s net interest margin was 4.02% for the first quarter of 2019 and 4.17% 2018. The Company believes that the net interest margin in the most recent quarter as compared to 2018’s first quarter has been consistent with its risk analysis at December 31, 2018.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 93% of the Company’s revenue for both the first quarter of 2019 and 2018.

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

At March 31, 2019, the Company had a positive GAP position of approximately $427 million or 5% of total assets out to three months and a positive cumulative GAP position of $337 million or 4% of total assets out to 12 months; as compared to a positive GAP position of approximately $604 million or 7% of total assets out to three months and a positive cumulative GAP position of $417 million or 5% of total assets out to 12 months at December 31, 2018. The change in the positive GAP position at March 31, 2019, as compared to December 31, 2018, was due to an decrease in cash and cash equivalents, as surge deposits from December 31, 2018 ran off and the Company booked new loans. The change in the GAP position at March 31, 2019 as compared to December 31, 2018 is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

GAP Analysis
March 31, 2019
(dollars in thousands)

Repricible in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$123,370	$101,201	$175,575	$165,281	$241,797	$807,224
Loans (1)(2)	3,867,214	596,688	1,092,334	927,023	710,067	7,193,326
Fed funds and other short-term investments	115,273	—	—	—	—	115,273
Other earning assets	73,865	—	—	—	—	73,865
Total	$4,179,722	$697,889	$1,267,909	$1,092,304	$951,864	$8,189,688	$198,718	$8,388,406

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$85,341	$236,247	$506,173	$366,181	$1,022,328	$2,216,270
Interest bearing transaction	588,326	—	—	—	—	588,326
Savings and money market	2,515,269	—	—	—	—	2,515,269
Time deposits	386,987	552,140	384,118	36,665	3,144	1,363,054
Customer repurchase agreements and fed funds purchased	26,418	—	—	—	—	26,418
Other borrowings	250,000	—	148,064	—	69,330	467,394
Total	$3,852,341	$788,387	$1,038,355	$402,846	$1,094,802	$7,176,731	$63,187	$7,239,918
GAP	$327,381	$(90,498)	$229,554	$689,458	$(142,938)	$1,012,957
Cumulative GAP	$327,381	$236,883	$466,437	$1,155,895	$1,012,957

Cumulative gap as percent of total assets	3.90%	2.82%	5.56%	13.78%	12.08%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$100,000	$—	$(100,000)	$—	$—	$—
Interest Rate Swaps - Fed Funds based	—	—	—	—	—	—
Total	$100,000	$—	$(100,000)	$—	$—	$—	$—	$—
GAP	$427,381	$(90,498)	$129,554	$689,458	$(142,938)	$1,012,957
Cumulative GAP	$427,381	$336,883	$466,437	$1,155,895	$1,012,957	$—
Cumulative gap as percent of total assets	5.09%	4.02%	5.56%	13.78%	12.08%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At March 31, 2019, non-owner-occupied commercial real estate loans (including construction, land, and land development loans) represent 329% of total risk based capital. Construction, land and land development loans represent 122% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

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

The Board of Governors of the Federal Reserve Board and the FDIC have adopted rules (the “Basel III Rules”) implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the Basel III rules, the Company and Bank are required to maintain, inclusive of the capital conservation buffer of 2.5%, a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5% a minimum total capital to risk-weighted assets ratio of 10.5% and requires a minimum leverage ratio of 4.0%.

The actual capital amounts and ratios for the Company and Bank as of March 31, 2019 and December 31, 2018 are presented in the table below.

	Company		Bank		Minimum	To Be Well Capitalized Under Prompt
	Actual		Actual		Required For Capital	Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Adequacy Purposes	Regulations*
As of March 31, 2019
CET1 capital (to risk weighted aseets)	$1,043,435	12.68%	$1,185,503	14.42%	7.000%	6.5%
Total capital (to risk weighted assets)	1,333,424	16.21%	1,255,492	15.27%	10.500%	10.0%
Tier 1 capital (to risk weighted assets)	1,043,435	12.68%	1,185,503	14.42%	8.500%	8.0%
Tier 1 capital (to average assets)	1,043,435	12.48%	1,185,503	14.19%	4.000%	5.0%

As of December 31, 2018
CET1 capital (to risk weighted aseets)	$1,007,438	12.49%	$1,147,151	14.23%	6.375%	6.5%
Total capital (to risk weighted assets)	1,297,427	16.08%	1,217,140	15.10%	9.875%	10.0%
Tier 1 capital (to risk weighted assets)	1,007,438	12.49%	1,147,151	14.23%	7.875%	8.0%
Tier 1 capital (to average assets)	1,007,438	12.10%	1,147,151	13.78%	5.000%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At March 31, 2019 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

GAAP Reconciliation (Unaudited)

(dollars in thousands except per share data)

	Three Months Ended	Twelve Months Ended
	March 31, 2019	December 31, 2018
Common shareholders’ equity	$1,148,488	$1,108,941
Less: Intangible assets	(105,466)	(105,766)
Tangible common equity	$1,043,022	$1,003,175

Book value per common share	$33.25	$32.25
Less: Intangible book value per common share	(3.05)	(3.08)
Tangible book value per common share	$30.20	$29.17

Total assets	$8,388,406	$8,389,137
Less: Intangible assets	(105,466)	(105,766)
Tangible assets	$8,282,940	$8,283,371
Tangible common equity ratio	12.59%	12.11%

Average common shareholders’ equity	$1,128,869	$1,022,642
Less: Average intangible assets	(105,581)	(106,806)
Average tangible common equity	$1,023,288	$915,836

Net Income	$33,750	$152,276
Average tangible common equity	$1,023,288	$915,836
Annualized Return on Average Tangible Common Equity	13.38%	16.63%

Eagle Bancorp, Inc.
GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	Three Months Ended March 31, 2019
	GAAP	Change	Non-GAAP
Noninterest Expense
Salaries and employee benefits	23,644	(6,153)	17,491
Total noninterest expense	38,304	(6,153)	32,151
Income Before Income Tax Expense	45,645	6,153	51,798
Income Tax Expense	11,895	1,404	13,299
Net Income	$33,749	$4,749	$38,499

Earnings Per Common Share
Basic	$0.98	$0.14	$1.12
Diluted	$0.98	$0.13	$1.11

Book value per common share at period end	$33.25		$33.39
Tangible book value per common share at period end	$30.20		$30.33

Performance Ratios (annualized):
Return on average assets	1.62%		1.85%
Return on average common equity	12.12%		13.84%
Return on average tangible common equity	13.38%		15.26%
Efficiency ratio	43.87%		36.82%
Effective tax rate	26.06%		25.67%

Other Ratios:
Common equity to total assets	13.69%		13.75%
Tier 1 capital (to average assets)	12.49%		12.55%
Tier 1 risk based capital ratio	11.69%		11.69%
Total capital (to risk weighted assets)	16.22%		16.27%
Common equity tier 1 capital (to risk weighted assets)	12.69%		12.75%
Tangible common equity ratio	12.59%		12.65%
Non Interest Expense as a % of average assets	1.81%		1.52%
Allowance for credit losses to total nonperforming loans (4)	173.72%		329.15%
Nonperforming loans to total loans (4)	0.56%		0.30%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company maintained effective disclosure controls and procedures as of March 31, 2019.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company and its subsidiaries are participants in various legal proceedings incidental to their business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

Item 1A - Risk Factors

There have been no material changes as of March 31, 2019 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fixed-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
10.1	2016 Stock Option Plan (6)
10.2	2006 Stock Plan (7)
10.3	Employment Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (8)
10.4	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Antonio F. Marquez (9)
10.5	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Susan G. Riel (10)
10.6	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Janice L. Williams (11)
10.7	Non-Compete Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (12)
10.8	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (13)

10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (14)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (15)
10.11	Form of Supplemental Executive Retirement Plan Agreement (16)
10.12	Amended and Restated Employment Agreement dated as of January 31, 2017 between EagleBank and Lindsey S. Rheaume (17)
10.13	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (18)
10.14	Virginia Heritage Bank 2006 Stock Option Plan (19)
10.15	Virginia Heritage Bank 2010 Long-Term Incentive Plan (20)
10.16	First Amendment to Employment Agreement of Charles D. Levingston (21)
10.17	First Amendment to Amended and Restated Employment Agreement of Antonio F. Marquez (22)
10.18	First Amendment to Amended and Restated Employment Agreement of Susan G. Riel (23)
10.19	First Amendment to Amended and Restated Employment Agreement of Janice L. Williams (24)
10.20	First Amendment to Amended and Restated Employment Agreement of Lindsey S. Rheaume (25)
10.21	2018 Senior Executive Incentive Plan (26)
10.22	2018 Long Term Incentive Plan (27)
11	Statement Regarding Computation of Per Share Income
See Note 11 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Certification of Susan G. Riel
31.2	Certification of Charles D. Levingston
32.1	Certification of Susan G. Riel
32.2	Certification of Charles D. Levingston
101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i)	Consolidated Balance Sheets at March 31, 2019, December 31, 2018
(ii)	Consolidated Statement of Operations for the three months ended March 31, 2019 and 2018
(iii)	Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019 and 2018
(iv)	Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018
(v)	Consolidated Statement of Cash Flows for the nine months ended March 31, 2019 and 2018
(vi)	Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by Reference to Exhibit 4.2 to the Company’s Current report on Form 8-K filed on July 22, 2016.
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-211857) filed on June 6, 2016.
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(10)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(11)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(12)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017.

(13)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(14)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(15)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(17)	Incorporated by reference to Exhibit 10.7 to the Company’s current Report on Form 8-K filed on February 6, 2017.
(18)	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(19)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(20)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(22)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(23)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(24)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(25)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2018.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 10, 2019	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date: May 10, 2019	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company