Form 10-Q/A
period 2019-06-30
EAGLE BANCORP INC
filed 2019-08-12
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to_________

Commission File Number 0-25923

Eagle Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-2061461
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7830 Old Georgetown Road,Third Floor ,Bethesda ,Maryland	20814
(Address of principal executive offices)	(Zip Code)

(301)986-1800
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock , $0.01 par value	EGBN	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes ☐ No☒

As of July 31, 2019, the registrant had 34,542,796 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to Form 10-Q for the fiscal quarter ended June 30, 2019, amends Eagle Bancorp. Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which was originally filed with the Securities and Exchange Commission on August 9, 2019 (the “Original Filing”).

This Amendment No. 1 is being filed solely to (i) include the iXBRL; and (ii) to add external links to the Exhibit Index.

This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share data)

Assets	June 30, 2019	December 31, 2018
Cash and due from banks	$6,735	$6,773
Federal funds sold	17,914	11,934
Interest bearing deposits with banks and other short-term investments	171,985	303,157
Investment securities available-for-sale, at fair value	745,343	784,139
Federal Reserve and Federal Home Loan Bank stock	33,993	23,506
Loans held for sale	37,506	19,254
Loans	7,392,615	6,991,447
Less allowance for credit losses	(72,086)	(69,944)
Loans, net	7,320,529	6,921,503
Premises and equipment, net	15,176	16,851
Operating lease right-of-use assets	28,214	—
Deferred income taxes	30,220	33,027
Bank owned life insurance	74,295	73,441
Intangible assets, net	105,219	105,766
Other real estate owned	1,394	1,394
Other assets	81,480	88,392
Total Assets	$8,670,003	$8,389,137

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,873,902	$2,104,220
Interest bearing transaction	862,553	593,107
Savings and money market	2,712,143	2,949,559
Time, $ 100,000 or more	801,469	801,957
Other time	699,825	525,442
Total deposits	6,949,892	6,974,285
Customer repurchase agreements	31,669	30,413
Other short-term borrowings	225,000	—
Long-term borrowings	217,491	217,296
Operating lease liabilities	31,659	—
Other liabilities	29,710	58,202
Total Liabilities	7,485,421	7,280,196

Shareholders’ Equity
Common stock, par value $.01 per share; shares authorized100,000,000 , shares issued and outstanding34,539,853 and34,387,919 , respectively	343	342
Additional paid in capital	532,585	528,380
Retained earnings	647,887	584,494
Accumulated other comprehensive income (loss)	3,767	(4,275)
Total Shareholders’ Equity	1,184,582	1,108,941
Total Liabilities and Shareholders’ Equity	$8,670,003	$8,389,137

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30 ,		Six Months Ended June 30 ,
	2019	2018	2019	2018
Interest Income
Interest and fees on loans	$101,889	$90,924	$199,710	$175,354
Interest and dividends on investment securities	5,238	4,058	10,836	7,650
Interest on balances with other banks and short-term investments	1,105	1,274	2,771	2,255
Interest on federal funds sold	47	40	96	86
Total interest income	108,279	96,296	213,413	185,345
Interest Expense
Interest on deposits	22,461	14,048	43,361	23,177
Interest on customer repurchase agreements	75	62	173	112
Interest on short-term borrowings	1,435	997	1,575	2,108
Interest on long-term borrowings	2,979	2,979	5,958	5,958
Total interest expense	26,950	18,086	51,067	31,355
Net Interest Income	81,329	78,210	162,346	153,990
Provision for Credit Losses	3,600	1,650	6,960	3,619
Net Interest Income After Provision For Credit Losses	77,729	76,560	155,386	150,371

Noninterest Income
Service charges on deposits	1,606	1,760	3,300	3,374
Gain on sale of loans	1,923	1,675	3,311	3,198
Gain on sale of investment securities	563	26	1,475	68
Increase in the cash surrender value of bank owned life insurance	429	356	854	700
Other income	1,839	1,736	3,711	3,517
Total noninterest income	6,360	5,553	12,651	10,857
Noninterest Expense
Salaries and employee benefits	17,743	17,812	41,387	34,670
Premises and equipment expenses	3,652	3,873	7,504	7,802
Marketing and advertising	1,268	1,291	2,416	2,228
Data processing	2,603	2,404	4,978	4,721
Legal, accounting and professional fees	2,740	2,179	4,449	5,152
FDIC insurance	1,126	951	2,242	1,626
Other expenses	4,227	3,779	8,687	7,211
Total noninterest expense	33,359	32,289	71,663	63,410
Income Before Income Tax Expense	50,730	49,824	96,374	97,818
Income Tax Expense	13,487	12,528	25,382	24,807
Net Income	$37,243	$37,296	$70,992	$73,011

Earnings Per Common Share
Basic	$1.08	$1.09	$2.06	$2.13
Diluted	$1.08	$1.08	$2.05	$2.12

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended June 30 ,		Six Months Ended June 30 ,
	2019	2018	2019	2018
Net Income	$37,243	$37,296	$70,992	$73,011

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	5,925	(1,935)	11,979	(7,058)
Reclassification adjustment for net gains included in net income	(417)	(20)	(1,092)	(51)
Total unrealized gain (loss) on investment securities	5,508	(1,955)	10,887	(7,109)
Unrealized (loss) gain on derivatives	(513)	692	(1,665)	2,925
Reclassification adjustment for amounts included in net income	(236)	64	(1,180)	(1)
Total unrealized (loss) gain on derivatives	(749)	756	(2,845)	2,924
Other comprehensive income (loss)	4,759	(1,199)	8,042	(4,185)
Comprehensive Income	$42,002	$36,097	$79,034	$68,826

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands except share data)

	Common			Additional Paid	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount		in Capital	Earnings	Income (Loss)	Equity
Balance April 1, 2019	34,537,193		$343	$530,894	$618,243	$(992)	$1,148,488

Net Income	—		—	—	37,243	—	37,243
Other comprehensive income, net of tax	—		—	—	—	4,759	4,759
Stock-based compensation expense	—		—	1,471	—	—	1,471
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	750		—	37	—	—	37
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(1,800)		—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,710		—	183	—	—	183
Cash dividends declared ($0.22 per share)	—		—	—	(7,599)	—	(7,599)
Balance June 30, 2019	34,539,853	$		$	$	$	$

Balance April 1, 2018	34,303,056		$341	$522,316	$467,933	$(5,410)	$985,180

Net Income	—		—	—	37,296	—	37,296
Other comprehensive loss, net of tax	—		—	—	—	(1,199)	(1,199)
Stock-based compensation expense	—		—	1,667	—	—	1,667
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(1,255)		—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,270		—	193	—	—	193
Balance June 30, 2018	34,305,071		$341	$524,176	$505,229	$(6,609)	$1,023,137

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands except share data)

	Common		Additional Paid	Retained	Accumulated Other Comprehensive	Shareholders’
	Shares	Amount	in Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2019	34,387,919	$342	$528,380	$584,494	$(4,275)	$1,108,941

Net Income	—	—	—	70,992	—	70,992
Other comprehensive income, net of tax	—	—	—	—	8,042	8,042
Stock-based compensation expense	—	—	3,501	—	—	3,501
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	26,784	—	332	—	—	332
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(12,744)	1	(1)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	17,655	—	—	—	—	—
Time based stock awards granted	112,636	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	7,603	—	373	—	—	373
Cash dividends declared ($ 0.22 per share)	—	—	—	(7,599)	—	(7,599)
Balance June 30, 2019	34,539,853	$343	$532,585	$647,887	$3,767	$1,184,582

Balance January 1, 2018	34,185,163	$340	$520,304	$431,544	$(1,750)	$950,438

Net Income	—	—	—	73,011	—	73,011
Other comprehensive loss, net of tax	—	—	—	—	(4,185)	(4,185)
Stock-based compensation expense	—	—	3,143	—	—	3,143
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	32,230	—	338	—	—	338
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(13,361)	1	(1)	—	—	—
Time based stock awards granted	94,344	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	6,695	—	392	—	—	392
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI (ASU 2018 -02 )	—	—	—	674	(674)	—
Balance June 30, 2018	34,305,071	$341	$524,176	$505,229	$(6,609)	$1,023,137

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended June 30 ,
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

A
SU 2016-13,
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

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

		Less than		12Months
		12Months		or Greater		Total
		Estimated		Estimated		Estimated
June 30, 2019	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	39	$26,149	$50	$99,252	$609	$125,401	$659
Residential mortgage backed securities	103	4,234	13	174,316	1,871	178,550	1,884
Municipal bonds	2	1,500	—	—	—	1,500	—
	144	$31,883	$63	$273,568	$2,480	$305,451	$2,543

		Less than		12Months
		12Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2018	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	58	$72,679	$533	$144,636	$3,500	$217,315	$4,033
Residential mortgage backed securities	151	61,199	527	225,995	6,766	287,194	7,293
Municipal bonds	11	4,299	50	17,041	434	21,340	484
Corporate bonds	1	1,494	6	—	—	1,494	6
	221	$139,671	$1,116	$387,672	$10,700	$527,343	$11,816

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise99.9 % of total investment securities, is relatively short at3.0 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2019 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investments available-for-sale at June 30, 2019 and December 31, 2018 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
Oneyear or less	$114,260	$114,564	$128,148	$125,545
Afteroneyear throughfiveyears	103,105	103,042	119,856	118,883
Fiveyears throughtenyears	8,024	8,064	12,146	11,917
Residential mortgage backed securities	440,243	443,545	477,949	472,231
Municipal bonds maturing:
Oneyear or less	6,947	6,977	8,097	8,167
Afteroneyear throughfiveyears	13,426	13,694	15,025	15,081
Fiveyears throughtenyears	46,399	47,468	21,626	21,385
Aftertenyears	1,063	1,199	1,066	1,136
Corporate bonds maturing:
Afteroneyear throughfiveyears	5,002	5,072	8,003	8,076
Aftertenyears	1,500	1,500	1,500	1,500
Other equity investments	218	218	218	218
	$740,187	$745,343	$793,634	$784,139

For thesixmonths ended June 30, 2019, gross realized gains on sales of investments securities were $  1.5 million, primarily due to $829 thousand of noninterest income recognized during March 2019 on interest rate swap terminations, and there were no gross realized losses on sales of investment securities. For thesixmonths ended June 30, 2018, gross realized gains on sales of investments securities were $93 thousand and gross realized losses on sales of investment securities were $25 thousand.

Proceeds from sales and calls of investment securities for thethreemonths ended June 30, 2019 were $42.1 million compared to $29.0 million for the same period in2018 .

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2019 and December 31, 2018 was $  460.6 million and $  528.2 million, respectively, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of June 30, 2019 and December 31, 2018, there were no holdings of securities of anyoneissuer, other than the U.S. Government and U.S. agency securities, which exceededtenpercent of shareholders’ equity.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At June 30, 2019, owner occupied - commercial real estate and construction - C&I (owner occupied) represent approximately 14 % of the loan portfolio. At June 30, 2019, non-owner occupied commercial real estate and real estate construction represented approximately 64 % of the loan portfolio. The combined owner occupied and commercial real estate loans represent approximately 78 % of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 84 % of all loans being secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80 % and minimum cash flow debt service coverage of 1.15 to 1.0 . Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently thanfiveyears.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 2 0% of the loan portfolio at June 30, 2019 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately2 % of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit as well as potential repairs to the SBA guarantees. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 1 % of the loan portfolio at June 30, 2019 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 1 % of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 20 months. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.

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

Commercial permanent loans generally are underwritten with a term not greater than10 years or the remaining useful life of the property, whichever is lower. The preferred term is between5 to 7 years, with amortization to a maximum of25 years.

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.62 billion at June 30, 2019. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 71 % of the outstanding ADC loan portfolio at June 30, 2019. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes thatoneof the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

ThreeMonths Ended June 30, 2019
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

SixMonths Ended June 30, 2019
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

ThreeMonths Ended June 30, 2018
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

SixMonths Ended June 30, 2018
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

At June 30, 2019, nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) and Virginia Heritage Bank (“Virginia Heritage”) have a carrying value of $273thousandand $155thousand, respectively, and an unpaid principal balance of $323thousandand $968thousand, respectively, and were evaluated separately in accordance with ASC Topic 310 -30,
“Loans and Debt Securities Acquired with Deteriorated Credit Quality
 .” At December 31, 2018, nonperforming loans acquired from Fidelity and Virginia Heritage had a carrying value of $282thousandand $202thousand, respectively, and an unpaid principal balance of $332thousandand $995thousand, respectively, and were evaluated separately in accordance with ASC Topic 310-30. The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses.

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
(2)
Gross interest income of $1.2 million and $321 thousand would have been recorded for thesixmonths ended June 30, 2019 and 2018, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while the interest actually recorded on such loans was $86 thousand and $6 thousand for thesixmonths ended June 30, 2019 and 2018, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of June 30, 2019 and December 31, 2018.

	Loans	Loans	Loans			Total Recorded
	30-59Days	60-89Days	90Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans

June 30, 2019
Commercial	$4,784	$1,112	$16,053	$21,949	$1,453,252	$1,475,201
Income producing - commercial real estate	2,253	4,656	4,563	11,472	3,655,343	3,666,815
Owner occupied - commercial real estate	445	3,654	1,510	5,609	965,241	970,850
Real estate mortgage – residential	—	—	5,640	5,640	99,551	105,191
Construction - commercial and residential	2,011	1,866	9,155	13,032	1,076,081	1,089,113
Home equity	1,413	47	487	1,947	81,500	83,447
Other consumer	21	10	—	31	1,967	1,998
Total	$10,927	$11,345	$37,408	$59,680	$7,332,935	$7,392,615

December 31, 2018
Commercial	$4,535	$2,870	$7,115	$14,520	$1,538,592	$1,553,112
Income producing - commercial real estate	5,855	27,479	1,766	35,100	3,221,800	3,256,900
Owner occupied - commercial real estate	5,051	2,370	2,368	9,789	878,025	887,814
Real estate mortgage – residential	2,456	1,698	1,510	5,664	100,754	106,418
Construction - commercial and residential	4,392	—	3,031	7,423	1,090,189	1,097,612
Home equity	630	47	487	1,164	85,439	86,603
Other consumer	—	—	—	—	2,988	2,988
Total	$22,919	$34,464	$16,277	$73,660	$6,917,787	$6,991,447

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

	For theSixMonths Ended June 30, 2019
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

	For theSixMonths Ended June 30, 2018
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

The Company had eleven TDR’s at June 30, 2019 totaling approximately $11.4 million.Sevenof these loans totaling approximately $8.6 million are performing under their modified terms. There wasoneperforming TDR totaling $2.3 million that defaulted on its modified terms which was reclassified to nonperforming loans during thesixmonths ended June 30, 2019. During thesixmonths ended June 30, 2018, there weretwoperforming TDRs totaling $937 thousand that defaulted on their modified terms which were reclassified to nonperforming loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. For thethreemonths ended June 30, 2019, there wasonerestructured loan totaling approximately $4.8 million that had its collateral property sold for approximately $3 million and the remaining $1.8 million was charged-off during the quarter, as compared to the same period in 2018, there wasonedefaulted loan totaling approximately $315 thousand that was charged-off. During thethreemonths ended June 30, 2019, there wasoneloan totaling $10.4 million that was re-underwritten intotwonew loans which provided better collateral for the Bank, as compared to thethreemonths ended June 30, 2018, there wasoneloan totaling $274 thousand that was partially paid off from the sale proceeds of the business which totaled approximately $236 thousand. The remaining balance on the loan of $38 thousand was charged-off. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For thethreemonths ended June 30, 2019, there were no loans modified in a TDR, as compared to thethreemonths ended June 30, 2018 which hadtwoloans totaling $4.0 million modified in a TDR.

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

Our leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a90 % probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and lease liabilities.

As of June 30, 2019, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. As of June 30, 2019, there were no leases that have been signed but did not yet commence as of the reporting date that create significant rights and obligations for the Company.

The following table presents lease costs and other lease information.

Six Months Ended
(dollars in thousands)	June 30, 2019
Lease Cost
Operating Lease Cost (Cost resulting from lease payments)	$3,898
Variable Lease Cost (Cost excluded from lease payments)	535
Sublease Income	(188)
Net Lease Cost	$4,245

Operating Lease - Operating Cash Flows (Fixed Payments)	$
Operating Lease - Operating Cash Flows (Liability Reduction)	3,619
Right-of-Use Assets - Operating Leases	28,214
Weighted Average Lease Term - Operating Leases	5.59yrs
Weighted Average Discount Rate - Operating Leases	4.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2019 were as follows:

(dollars in thousands)
Twelve Months Ended:
June 30, 2020	$
June 30, 2021		8,104
June 30, 2022		6,541
June 30, 2023		4,500
June 29, 2024		3,895
Thereafter		5,140
Total Future Minimum Lease Payments		36,761
Amounts Representing Interest		(5,102)
Present Value of Net Future Minimum Lease Payments		$31,659

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

Balance Sheet Offsetting
: Our designated cash flow hedge interest rate derivatives are eligible for offset in the Consolidated Balance Sheets and are subject to master netting arrangements. Our derivative transactions with counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. The Company generally offsets such financial instruments for financial reporting purposes. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s cash flow hedge derivatives as of June 30, 2019 and December 31, 2018.

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

Note 9. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and six months ended June 30, 2019 and 2018 is presented in the table below. There was one residential real estate loan in the process of foreclosure as of June 30, 2019 totaling $985 thousand.  For the three and six months ended June 30, 2019 and 2018 , there were no sales of OREO property.

	Three Months Ended June 30 ,		Six Months Ended June 30 ,
(dollars in thousands)	2019	2018	2019	2018
Beginning Balance	$1,394	$1,394	$1,394	$1,394
Real estate acquired from borrowers	—	—	—	—
Properties sold	—	—	—	—
Ending Balance	$1,394	$1,394	$1,394	$1,394

Note 10. Long-Term Borrowings

The following table presents information related to the Company’s long-term borrowings as of June 30, 2019 and December 31, 2018.

(dollars in thousands)	June 30, 2019	December 31, 2018
Subordinated Notes, 5.75%	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	150,000
Less: unamortized debt issuance costs	(2,509)	(2,704)
Long-term borrowings	$217,491	$217,296

On August 5, 2014, the Company completed the sale of $70.0 million of its5.75 % subordinated notes, due September 1, 2024 (the “ 2024 Notes”). The 2024 Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $68.8 million, which includes $1.2 million in deferred financing costs which are being amortized over the life of the 2024 Notes.

On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00 % Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “ 2026 Notes”). The 2026 Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $147.35 million, which includes $2.6 million in deferred financing costs which are being amortized over the life of the 2026 Notes.

Note 11. Net Income per Common Share

The calculation of net income per common share for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30 ,		Six Months Ended June 30 ,
(dollars and shares in thousands, except per share data)	2019	2018	2019	2018
Basic:
Net income	$37,243	$37,296	$70,992	$73,011
Average common shares outstanding	34,540	34,306	34,511	34,283
Basic net income per common share	$1.08	$1.09	$2.06	$2.13

Diluted:
Net income	$37,243	$37,296	$70,992	$73,011
Average common shares outstanding	34,540	34,306	34,511	34,283
Adjustment for common share equivalents	25	142	38	145
Average common shares outstanding-diluted	34,565	34,448	34,549	34,428
Diluted net income per common share	$1.08	$1.08	$2.05	$2.12

Anti-dilutive shares	2	—	19	—

Note 12. Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 .

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended June 30, 2019
Net unrealized gain on securities available-for-sale	$7,976	$2,051	$5,925
Less: Reclassification adjustment for net gains included in net income	(563)	(146)	(417)
Total unrealized gain	7,413	1,905	5,508

Net unrealized loss on derivatives	(171)	(342)	(513)
Less: Reclassification adjustment for gain included in net income	(319)	(83)	(236)
Total unrealized loss	(490)	259	(749)

Other Comprehensive Income	$6,923	$2,164	$4,759

Three Months Ended June 30, 2018
Net unrealized loss on securities available-for-sale	$(2,605)	$670	$(1,935)
Less: Reclassification adjustment for net gains included in net income	(26)	(6)	(20)
Total unrealized loss	(2,631)	664	(1,955)

Net unrealized gain on derivatives	930	238	692
Less: Reclassification adjustment for losses included in net income	87	23	64
Total unrealized gain	1,017	261	756

Other Comprehensive Loss	$(1,614)	$925	$(1,199)

Six Months Ended June 30, 2019
Net unrealized gain on securities available-for-sale	$16,127	$(4,148)	$11,979
Less: Reclassification adjustment for net gains included in net income	(1,475)	(383)	(1,092)
Total unrealized gain	14,652	(4,531)	10,887

Net unrealized loss on derivatives	(2,234)	569	(1,665)
Less: Reclassification adjustment for gain included in net income	(1,594)	(414)	(1,180)
Total unrealized loss	(3,828)	155	(2,845)

Other Comprehensive Income	$10,824	$(4,376)	$8,042

Six Months Ended June 30, 2018
Net unrealized loss on securities available-for-sale	$(8,826)	$1,768	$(7,058)
Less: Reclassification adjustment for net gains included in net income	(68)	(17)	(51)
Total unrealized loss	(8,894)	1,751	(7,109)

Net unrealized gain on derivatives	3,537	612	2,925
Less: Reclassification adjustment for losses included in net income	(1)	—	(1)
Total unrealized gain	3,536	612	2,924

Other Comprehensive Loss	$(5,358)	$2,363	$(4,185)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2019 and 2018 .

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

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 .

Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30 ,
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
	Six Months Ended June 30 ,
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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)		Total (Fair Value)
June 30, 2019
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$225,670		$—		$225,670
Residential mortgage backed securities	—	443,545		—		443,545
Municipal bonds	—	69,338		—		69,338
Corporate bonds	—	—		6,572		6,572
Other equity investments	—	—		218		218
Loans held for sale	—	37,506		—		37,506
Interest Rate Caps	—	41		—		41
Mortgage banking derivatives	—	—		387		387
Total assets measured at fair value on a recurring basis as of June 30, 2019	$—	$776,059		$7,177		$783,236

Liabilities:
Interest rate swap derivatives	$—	$101		$—		$101
Derivative liability	—	101		—		101
Interest Rate Caps	—	40		—		40
Mortgage banking derivatives	—	—		309		309
Total liabilities measured at fair value on a recurring basis as of June 30, 2019	$—	$242		$309		$551

December 31, 2018
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$256,345		$—		$256,345
Residential mortgage backed securities	—	472,231		—		472,231
Municipal bonds	—	45,769		—		45,769
Corporate bonds	—	—		9,576		9,576
Other equity investments	—	—		218		218
Loans held for sale	—	19,254		—		19,254
Mortgage banking derivatives	—	—		229		229
Interest rate swap derivatives	—	3,727		—		3,727
Total assets measured at fair value on a recurring basis as of December 31, 2018	$—	$797,326		$10,023		$807,349

Liabilities:
Mortgage banking derivatives	$—	$—		$269		$269
Total liabilities measured at fair value on a recurring basis as of December 31, 2018	$—	$—	$		$

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

Loans held for sale
: The Company has elected to carry loans held for sale at fair value. This election reduces certain timing differences in the Consolidated Statement of Operations and better aligns with the management of the portfolio from a business perspective. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of residential mortgage loans are recorded as a component of noninterest income in the Consolidated Statements of Operations. Gains and losses on sales of multifamily FHA securities are recorded as a component of noninterest income in the Consolidated Statements of Operations. As such, the Company classifies loans subjected to fair value adjustments as Level 2 valuation.

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

Impaired loans: The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that nonaccrual loans and loans that have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310,“Receivables.”  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2019, substantially all of the Company’s impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the underlying collateral for collateral-dependent loans, which the Company classifies as a Level 3 valuation.

Other real estate owned
: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

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

The estimated fair value of the Company’s financial instruments at June 30, 2019 and December 31, 2018 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Assets
Cash and due from banks	$6,735	$6,735	$—	$6,735	$—
Federal funds sold	17,914	17,914	—	17,914	—
Interest bearing deposits with other banks	171,985	171,985	—	171,985	—
Investment securities	745,343	745,343	—	738,553	6,790
Federal Reserve and Federal Home Loan Bank stock	33,903	33,903	—	33,903	—
Loans held for sale	37,506	37,506	—	37,506	—
Loans	7,320,529	7,392,664	—	—	7,392,664
Bank owned life insurance	74,295	74,295	—	74,295	—
Annuity investment	12,088	12,088	—	12,088	—
Interest Rate Caps	41	41	—	41	—
Mortgage banking derivatives	387	387	—	—	387

Liabilities
Noninterest bearing deposits	1,873,902	1,873,902	—	1,873,902	—
Interest bearing deposits	3,574,696	3,574,696	—	3,574,696	—
Certificates of deposit	1,501,294	1,509,812	—	1,509,812	—
Customer repurchase agreements	31,669	31,669	—	31,669	—
Borrowings	467,491	468,790	—	468,790	—
Interest rate swap derivatives	101	101	—	101	—
Derivative liability	101	101	—	101	—
Interest Rate Caps	40	40	—	40	—
Mortgage banking derivatives	309	309	—	—	309

December 31, 2018
Assets
Cash and due from banks	$6,773	$6,773	$—	$6,773	$—
Federal funds sold	11,934	11,934	—	11,934	—
Interest bearing deposits with other banks	303,157	303,157	—	303,157	—
Investment securities	784,139	784,139	—	774,345	9,794
Federal Reserve and Federal Home Loan Bank stock	23,506	23,506	—	23,506	—
Loans held for sale	19,254	19,254	—	19,254	—
Loans	6,921,503	6,921,048	—	—	6,921,048
Bank owned life insurance	73,441	73,441	—	73,441	—
Annuity investment	12,417	12,417	—	12,417	—
Mortgage banking derivatives	229	229	—	—	229
Interest rate swap derivatives	3,727	3,727	—	3,727	—

Liabilities
Noninterest bearing deposits	2,104,220	2,104,220	—	2,104,220	—
Interest bearing deposits	3,542,666	3,542,666	—	3,542,666	—
Certificates of deposit	1,327,400	1,325,209	—	1,325,209	—
Customer repurchase agreements	30,413	30,413	—	30,413	—
Borrowings	217,196	218,006	—	218,006	—
Mortgage banking derivatives			—	—

Note 14. Supplemental Executive Retirement Plan

The Bank has entered into Supplemental Executive Retirement and Death Benefit Agreements (the “SERP Agreements”) with certain of the Bank’s executive officers, which upon the executive’s retirement, will provide for a stated monthly payment for such executive’s lifetime subject to certain death benefits described below. The retirement benefit is computed as a percentage of each executive’s projected average base salary over the five years preceding retirement, assuming retirement at age 67 . The SERP Agreements provide that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement, (b) death, disability and change-in-control shall result in immediate vesting, and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreements further provide for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive’s beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. For the three and six months ended June 30, 2019, the annuity contracts accrued $40 thousand of income offset by annual fees of $141 thousand and $81 thousand of income offset by $150 thousand of annual fees, respectively, which were included in other noninterest income on the Consolidated Statement of Operations. For the three and six months ended June 30, 2018, the annuity contracts accrued $65 thousand of income offset by $110 thousand of annual fees and and $102 thousand of income offset by $119 thousand of annual fees, respectively, which were included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $12.1 million and $12.4 million at June 30, 2019 and December 31, 2018, respectively, and is included in other assets on the Consolidated Balance Sheet. For the three and six months ended June 30, 2019, the Company recorded benefit expense accruals of $65 thousand  of income offset by $110 thousand of annual fees, and $202 thousand, respectively, for this post retirement benefit. For the three and six months ended June 30, 2018, the Company recorded benefit expense accruals of $385 thousand and $486 thousand, respectively, for this post retirement benefit.

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

Included in nonperforming assets are loans that the Company considers to be impaired. Impaired loans are defined as those as to which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a TDR that have not shown a period of performance as required under applicable accounting standards. Valuation allowances for those loans determined to be impaired are evaluated in accordance with ASC Topic 310 -“Receivables,” and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan is determined by current appraised value less estimated costs to sell the underlying collateral, which may be adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi-unit real estate project may indicate the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans are updated on a not less than annual basis.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company maintained effective disclosure controls and procedures as of June 30, 2019.

Changes in internal controls
. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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