Form 10-Q
period 2019-09-30
EAGLE BANCORP INC
filed 2019-11-12
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

(301)986-1800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	EGBN	The Nasdaq Stock Market LLC

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

Yes ☐ No ☒

As of October 31, 2019, the registrant had 33,583,928 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

Assets	September 30, 2019	December 31, 2018
Cash and due from banks	$6,657	$6,773
Federal funds sold	27,711	11,934
Interest bearing deposits with banks and other short-term investments	361,154	303,157
Investment securities available-for-sale, at fair value	708,545	784,139
Federal Reserve and Federal Home Loan Bank stock	28,725	23,506
Loans held for sale	52,199	19,254
Loans	7,559,161	6,991,447
Less allowance for credit losses	(73,720)	(69,944)
Loans, net	7,485,441	6,921,503
Premises and equipment, net	14,515	16,851
Operating lease right-of-use assets	26,552	—
Deferred income taxes	29,722	33,027
Bank owned life insurance	74,726	73,441
Intangible assets, net	104,915	105,766
Other real estate owned	1,487	1,394
Other assets	81,118	88,392
Total Assets	$9,003,467	$8,389,137

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$2,051,106	$2,104,220
Interest bearing transaction	918,011	593,107
Savings and money market	3,034,530	2,949,559
Time, $100,000 or more	772,340	801,957
Other time	626,526	525,442
Total deposits	7,402,513	6,974,285
Customer repurchase agreements	30,297	30,413
Other short-term borrowings	100,000	—
Long-term borrowings	217,589	217,296
Operating lease liabilities	29,586	—
Other liabilities	38,888	58,202
Total Liabilities	7,818,873	7,280,196

Shareholders’ Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 33,720,522 and 34,387,919, respectively	336	342
Additional paid in capital	502,566	528,380
Retained earnings	677,055	584,494
Accumulated other comprehensive income (loss)	4,637	(4,275)
Total Shareholders’ Equity	1,184,594	1,108,941
Total Liabilities and Shareholders’ Equity	$9,003,467	$8,389,137

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income
Interest and fees on loans	$102,297	$95,570	$302,007	$270,924
Interest and dividends on investment securities	4,904	4,875	15,740	12,525
Interest on balances with other banks and short-term investments	1,762	1,897	4,533	4,152
Interest on federal funds sold	71	18	167	104
Total interest income	109,034	102,360	322,447	287,705
Interest Expense
Interest on deposits	24,576	16,719	67,937	39,896
Interest on customer repurchase agreements	82	54	255	166
Interest on short-term borrowings	408	1,317	1,983	3,425
Interest on long-term borrowings	2,979	2,979	8,937	8,937
Total interest expense	28,045	21,069	79,112	52,424
Net Interest Income	80,989	81,291	243,335	235,281
Provision for Credit Losses	3,186	2,441	10,146	6,060
Net Interest Income After Provision For Credit Losses	77,803	78,850	233,189	229,221

Noninterest Income
Service charges on deposits	1,494	1,814	4,794	5,188
Gain on sale of loans	2,563	1,434	5,874	4,632
Gain on sale of investment securities	153	—	1,628	68
Increase in the cash surrender value of bank owned life insurance	431	373	1,285	1,073
Other income	1,673	2,019	5,384	5,536
Total noninterest income	6,314	5,640	18,965	16,497
Noninterest Expense
Salaries and employee benefits	19,095	17,157	60,482	51,827
Premises and equipment expenses	3,503	3,889	11,007	11,691
Marketing and advertising	1,210	1,191	3,626	3,419
Data processing	2,183	2,423	7,161	7,144
Legal, accounting and professional fees	3,625	2,130	8,074	7,282
FDIC insurance	85	933	2,327	2,559
Other expenses	3,772	3,891	12,459	11,102
Total noninterest expense	33,473	31,614	105,136	95,024
Income Before Income Tax Expense	50,644	52,876	147,018	150,694
Income Tax Expense	14,149	13,928	39,531	38,735
Net Income	$36,495	$38,948	$107,487	$111,959

Earnings Per Common Share
Basic	$1.07	$1.14	$3.12	$3.26
Diluted	$1.07	$1.13	$3.12	$3.25

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$36,495	$38,948	$107,487	$111,959

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	1,174	(3,148)	13,140	(10,206)
Reclassification adjustment for net gains included in net income	(110)	—	(1,190)	(51)
Total unrealized gain (loss) on investment securities	1,064	(3,148)	11,950	(10,257)
Unrealized (loss) gain on derivatives	11	625	(1,664)	3,547
Reclassification adjustment for amounts included in net income	(205)	(158)	(1,374)	(156)
Total unrealized (loss) gain on derivatives	(194)	467	(3,038)	3,391
Other comprehensive income (loss)	870	(2,681)	8,912	(6,866)
Comprehensive Income	$37,365	$36,267	$116,399	$105,093

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

	Common		Additional Paid	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Income (Loss)	Equity
Balance July 1, 2019	34,539,853	$343	$532,585	$647,887	$3,767	$1,184,582

Net Income	—	—	—	36,495	—	36,495
Other comprehensive income, net of tax	—	—	—	—	870	870
Stock-based compensation expense	—	—	3,147	—	—	3,147
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(1,251)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	4,120	—	213	—	—	213
Cash dividends declared ($0.22 per share)	—	—	—	(7,327)	—	(7,327)
Common stock repurchased	(822,200)	(7)	(33,379)	—	—	(33,386)
Balance September 30, 2019	33,720,522	$336	$502,566	$677,055	$4,637	$1,184,594

Balance July 1, 2018	34,305,071	$341	$524,176	$505,229	$(6,609)	$1,023,137

Net Income	—	—	—	38,948	—	38,948
Other comprehensive loss, net of tax	—	—	—	—	(2,681)	(2,681)
Stock-based compensation expense	—	—	2,031	—	—	2,031
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(320)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,722	—	216	—	—	216
Balance September 30, 2018	34,308,473	$341	$526,423	$544,177	$(9,290)	$1,061,651

Balance January 1, 2019	34,387,919	$342	$528,380	$584,494	$(4,275)	$1,108,941

Net Income	—	—	—	107,487	—	107,487
Other comprehensive income, net of tax	—	—	—	—	8,912	8,912
Stock-based compensation expense	—	—	6,648	—	—	6,648
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	26,784	—	332	—	—	332
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(13,995)	1	(1)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	17,655	—	—	—	—	—
Time based stock awards granted	112,636	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	11,723	—	585	—	—	585
Cash dividends declared ($0.44 per share)	—	—	—	(14,926)	—	(14,926)
Common stock repurchased	(822,200)	(7)	(33,378)	—	—	(33,385)
Balance September 30, 2019	33,720,522	$336	$502,566	$677,055	$4,637	$1,184,594

Balance January 1, 2018	34,185,163	$340	$520,304	$431,544	$(1,750)	$950,438

Net Income	—	—	—	111,959	—	111,959
Other comprehensive loss, net of tax	—	—	—	—	(6,866)	(6,866)
Stock-based compensation expense	—	—	5,174	—	—	5,174
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	32,230	—	338	—	—	338
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(13,681)	1	(1)	—	—	—
Time based stock awards granted	94,344	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	10,417	—	608	—	—	608
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI (ASU 2018-02)	—	—	—	674	(674)	—
Balance September 30, 2018	34,308,473	$341	$526,423	$544,177	$(9,290)	$1,061,651

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net Income	$107,487	$111,959
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,146	6,060
Depreciation and amortization	5,653	5,292
Amortization of operating lease right-of-use assets	3,022	—
Gains on sale of loans	(5,874)	(4,632)
Securities premium amortization (discount accretion), net	3,966	3,297
Origination of loans held for sale	(437,525)	(325,109)
Proceeds from sale of loans held for sale	410,454	336,109
Net increase in cash surrender value of BOLI	(1,285)	(1,073)
Deferred income tax expense (benefit)	3,305	(6,426)
Net gain on sale of investment securities	(1,628)	(68)
Stock-based compensation expense	6,648	5,174
Net tax benefits from stock compensation	10	108
Decrease (increase) in other assets	7,274	(11,894)
Decrease in other liabilities	(19,314)	(10,886)
Net cash provided by operating activities	92,339	107,911
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(130,693)	(246,501)
Proceeds from maturities of available-for-sale securities	129,879	68,901
Proceeds from sale/call of available-for-sale securities	82,982	31,974
Purchases of Federal Reserve and Federal Home Loan Bank stock	(90,219)	(47,811)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	85,000	46,878
Net increase in loans	(574,177)	(435,773)
Purchase of BOLI	—	(10,000)
Increase in premises and equipment	(2,171)	(727)
Net cash used in investing activities	(499,399)	(593,059)
Cash Flows From Financing Activities:
Increase in deposits	428,228	518,321
Decrease in customer repurchase agreements	(116)	(40,115)
Increase in short-term borrowings	100,000	—
Proceeds from exercise of equity compensation plans	332	338
Proceeds from employee stock purchase plan	585	608
Common stock repurchased	(33,385)	—
Cash dividends paid	(14,926)	—
Net cash provided by financing activities	480,718	479,152
Net Increase (Decrease) In Cash and Cash Equivalents	73,658	(5,996)
Cash and Cash Equivalents at Beginning of Period	321,864	190,473
Cash and Cash Equivalents at End of Period	$395,522	$184,477
Supplemental Cash Flows Information:
Interest paid	$81,834	$53,405
Income taxes paid	$43,250	$39,900
Non-Cash Investing Activities
Initial recognition of operating lease right-of-use assets	$29,574	$—
Initial recognition of operating lease liabilities	$33,535	$—
Transfers from loans to other real estate owned	$93	$—

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

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans, the origination of small business loans, and the origination, securitization and sale of multifamily Federal Housing Administration (“FHA”) loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. The Bank offers its products and services through twenty banking offices, five lending centers and various electronic capabilities, including remote deposit services and digital banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.

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

Accounting Standards Pending Adoption

ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance for determining the allowance for credit losses delays recognition of expected future credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for the Company beginning on January 1, 2020. Entities will apply any changes resulting from the application of the new standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We have substantially concluded our data gap analysis. Our CECL model has been substantially developed and third party model validation is on-going. We have entered our data into the model and are working on the qualitative and forecasting aspects of the methodology. We have established a steering committee with representation from various departments across the enterprise. The committee has agreed to a project plan and has regular meetings to ensure adherence to our implementation timeline. The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements. We preliminarily expect this rule to increase the reserve for credit losses by 10-20% inclusive of the impact on commitments to lend upon implementation on January 1, 2020. This number may change as we finalize and validate our model and update our system of internal controls as a result of the rule change.

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

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
September 30, 2019	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$171,585	$941	$706	$171,820
Residential mortgage backed securities	434,042	5,404	1,417	438,029
Municipal bonds	61,680	2,278	—	63,958
Corporate bonds	9,532	82	—	9,614
U.S. Treasury	24,919	7	—	24,926
Other equity investments	198	—	—	198
	$701,956	$8,712	$2,123	$708,545

		Gross	Gross	Estimated
December 31, 2018	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$260,150	$228	$4,033	$256,345
Residential mortgage backed securities	477,949	1,575	7,293	472,231
Municipal bonds	45,814	439	484	45,769
Corporate bonds	9,503	79	6	9,576
Other equity investments	218	—	—	218
	$793,634	$2,321	$11,816	$784,139

In addition, at September 30, 2019 and December 31, 2018 the Company held $28.7 million and $23.5 million, respectively, in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
September 30, 2019	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	32	$36,162	$132	$59,843	$574	$96,005	$706
Residential mortgage backed securities	98	53,769	287	116,438	1,130	170,207	1,417
Municipal bonds	1	30	—	—	—	30	—
	131	$89,961	$419	$176,281	$1,704	$266,242	$2,123

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2018	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	58	$72,679	$533	$144,636	$3,500	$217,315	$4,033
Residential mortgage backed securities	151	61,199	527	225,995	6,766	287,194	7,293
Municipal bonds	11	4,299	50	17,041	434	21,340	484
Corporate bonds	1	1,494	6	—	—	1,494	6
	221	$139,671	$1,116	$387,672	$10,700	$527,343	$11,816

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 2.9 years . If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2019 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investments available-for-sale at September 30, 2019 and December 31, 2018 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$78,924	$79,178	$128,148	$125,545
After one year through five years	79,835	79,809	119,856	118,883
Five years through ten years	12,826	12,833	12,146	11,917
Residential mortgage backed securities	434,042	438,029	477,949	472,231
Municipal bonds maturing:
One year or less	6,116	6,185	8,097	8,167
After one year through five years	16,474	16,940	15,025	15,081
Five years through ten years	36,028	37,540	21,626	21,385
After ten years	3,062	3,293	1,066	1,136
Corporate bonds maturing:
After one year through five years	8,032	8,114	8,003	8,076
After ten years	1,500	1,500	1,500	1,500
U.S. Treasury	24,919	24,926	—	—
Other equity investments	198	198	218	218
	$701,956	$745,343	$793,634	$784,139

For the nine months ended September 30, 2019, gross realized gains on sales of investments securities were $1.6 million, primarily due to $829 thousand of noninterest income recognized during March 2019 on interest rate swap terminations, and $20 thousand gross realized losses on sales of investment securities. For the nine months ended September 30, 2018, gross realized gains on sales of investments securities were $93 thousand and gross realized losses on sales of investment securities were $25 thousand.

Proceeds from sales and calls of investment securities for the nine months ended September 30, 2019 were $129.9 million compared to $42.1 million for the same period in 2018.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2019 and December 31, 2018 was $439.4 million and $528.2 million, respectively, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

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

At September 30, 2019 the Bank had mortgage banking derivative financial instruments with a notional value of $134.3 million related to its forward contracts as compared to $49.6 million at December 31, 2018. The fair value of these mortgage banking derivative instruments at September 30, 2019 was $313 thousand included in other assets and $3 thousand included in other liabilities as compared to $229 thousand included in other assets and $269 thousand included in other liabilities at December 31, 2018.

Included in other noninterest income for the three and nine months ended September 30, 2019 was a net gain of $30 thousand and a net gain $249 thousand, respectively, relating to mortgage banking derivative instruments as compared to a net loss of $10 thousand and net loss of $42 thousand as of September 30, 2018. The amount included in other noninterest income for the three and nine months ended September 30, 2019 pertaining to its mortgage banking hedging activities was a net realized gain of $277 thousand and a net realized gain of $228 thousand, respectively, as compared to a net realized gain of $56 thousand and no net realized gain as of September 30, 2018.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at September 30, 2019 and December 31, 2018 are summarized by type as follows:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,466,862	19%	$1,553,112	22%
Income producing - commercial real estate	3,812,284	51%	3,256,900	46%
Owner occupied - commercial real estate	956,345	13%	887,814	13%
Real estate mortgage - residential	104,563	1%	106,418	2%
Construction - commercial and residential	1,053,789	14%	1,039,815	15%
Construction - C&I (owner occupied)	81,916	1%	57,797	1%
Home equity	81,117	1%	86,603	1%
Other consumer	2,285	—	2,988	—
Total loans	7,559,161	100%	6,991,447	100%
Less: allowance for credit losses	(73,720)		(69,944)
Net loans	$7,485,441		$6,921,503

Unamortized net deferred fees amounted to $24.5 million and $26.5 million at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Bank serviced $102.9 million and $111.1 million, respectively, of multifamily FHA loans, SBA loans and other loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At September 30, 2019, owner occupied - commercial real estate and construction - C&I (owner occupied) represent approximately 14% of the loan portfolio. At September 30, 2019, non-owner occupied commercial real estate and real estate construction represented approximately 65% of the loan portfolio. The combined owner occupied and commercial real estate loans represent approximately 79% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 85% of all loans being secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 19% of the loan portfolio at September 30, 2019 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 2% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit as well as potential repairs to the SBA guarantees. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 1% of the loan portfolio at September 30, 2019 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.66 billion at September 30, 2019. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 71% of the outstanding ADC loan portfolio at September 30, 2019. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income Producing - Commercial	Owner Occupied - Commercial	Real Estate Mortgage -	Construction - Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

Three Months Ended September 30, 2019
Allowance for credit losses:
Balance at beginning of period	$18,136	$27,010	$5,756	$1,355	$19,006	$581	$242	$72,086
Loans charged-off	(1,794)	—	—	—	—	—	—	(1,794)
Recoveries of loans previously charged-off	210	—	—	—	15	—	17	242
Net loans charged-off	(1,584)	—	—	—	15	—	17	(1,552)
Provision for credit losses	1,617	1,517	(158)	(3)	251	(6)	(32)	3,186
Ending balance	$18,169	$28,527	$5,598	$1,352	$19,272	$575	$227	$73,720

Nine Months Ended September 30, 2019
Allowance for credit losses:
Balance at beginning of period	$15,857	$28,034	$6,242	$965	$18,175	$599	$72	$69,944
Loans charged-off	(1,799)	(5,343)	—	—	—	—	(2)	(7,144)
Recoveries of loans previously charged-off	377	302	2	3	52	—	38	774
Net loans (charged-off) recoveries	(1,422)	(5,041)	2	3	52	—	36	(6,370)
Provision for credit losses	3,734	5,534	(646)	384	1,045	(24)	119	10,146
Ending balance	$18,169	$28,527	$5,598	$1,352	$19,272	$575	$227	$73,720

As of September 30, 2019
Allowance for credit losses:
Individually evaluated for impairment	$8,196	$1,200	$375	$650	$—	$13	$—	$10,434
Collectively evaluated for impairment	9,973	27,327	5,223	702	19,272	562	227	63,286
Ending balance	$18,169	$28,527	$5,598	$1,352	$19,272	$575	$227	$73,720

Three Months Ended September 30, 2018
Allowance for credit losses:
Balance at beginning of period	$12,206	$27,988	$6,003	$757	$18,651	$673	$331	$66,609
Loans charged-off	(1,174)	—	—	—	(643)	—	(15)	(1,832)
Recoveries of loans previously charged-off	60	—	—	1	899	6	5	971
Net loans (charged-off) recoveries	(1,114)	—	—	1	256	6	(10)	(861)
Provision for credit losses	4,557	(601)	(72)	(9)	(1,368)	(48)	(18)	2,441
Ending balance	$15,649	$27,387	$5,931	$749	$17,539	$631	$303	$68,189

Nine Months Ended September 30, 2018
Allowance for credit losses:
Balance at beginning of period	$13,102	$25,376	$5,934	$944	$18,492	$770	$140	$64,758
Loans charged-off	(2,435)	(121)	(132)	—	(1,160)	—	(15)	(3,863)
Recoveries of loans previously charged-off	86	2	2	4	994	133	13	1,234
Net loans (charged-off) recoveries	(2,349)	(119)	(130)	4	(166)	133	(2)	(2,629)
Provision for credit losses	4,896	2,130	127	(199)	(787)	(272)	165	6,060
Ending balance	$15,649	$27,387	$5,931	$749	$17,539	$631	$303	$68,189

As of September 30, 2018
Allowance for credit losses:
Individually evaluated for impairment	$6,271	$3,043	$500	$—	$—	$—	$56	$9,870
Collectively evaluated for impairment	9,378	24,344	5,431	749	17,539	631	247	58,319
Ending balance	$15,649	$27,387	$5,931	$749	$17,539	$631	$303	$68,189

The Company’s recorded investments in loans as of September 30, 2019 and December 31, 2018 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Income Producing -	Owner Occupied -	Real Estate	Construction -
		Commercial	Commercial	Mortgage -	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

September 30, 2019
Recorded investment in loans:
Individually evaluated for impairment	$28,155	$39,089	$6,616	$5,365	$9,148	$750	$—	$89,123
Collectively evaluated for impairment	1,438,707	3,773,195	949,729	99,198	1,126,557	80,367	2,285	7,470,038
Ending balance	$1,466,862	$3,812,284	$956,345	$104,563	$1,135,705	$81,117	$2,285	$7,559,161

December 31, 2018
Recorded investment in loans:
Individually evaluated for impairment	$8,738	$61,747	$5,307	$1,228	$7,012	$487	$—	$84,519
Collectively evaluated for impairment	1,544,374	3,195,153	882,507	105,190	1,090,600	86,116	2,988	6,906,928
Ending balance	$1,553,112	$3,256,900	$887,814	$106,418	$1,097,612	$86,603	$2,988	$6,991,447

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

 The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of September 30, 2019 and December 31, 2018.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans

September 30, 2019
Commercial	$1,392,189	$46,518	$28,155	$—	$1,466,862
Income producing - commercial real estate	3,662,436	110,759	39,089	—	3,812,284
Owner occupied - commercial real estate	892,720	57,009	6,616	—	956,345
Real estate mortgage – residential	98,564	634	5,365	—	104,563
Construction - commercial and residential	1,126,557	—	9,148	—	1,135,705
Home equity	79,681	686	750	—	81,117
Other consumer	2,285	—	—	—	2,285
Total	$7,254,432	$215,606	$89,123	$—	$7,559,161

December 31, 2018
Commercial	$1,505,477	$25,584	$22,051	$—	$1,553,112
Income producing - commercial real estate	3,172,479	1,536	82,885	—	3,256,900
Owner occupied - commercial real estate	844,286	38,221	5,307	—	887,814
Real estate mortgage – residential	104,543	647	1,228	—	106,418
Construction - commercial and residential	1,090,600	—	7,012	—	1,097,612
Home equity	85,434	682	487	—	86,603
Other consumer	2,988	—	—	—	2,988
Total	$6,805,807	$66,670	$118,970	$—	$6,991,447

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

The following table presents, by class of loan, information related to nonaccrual loans as of September 30, 2019 and December 31, 2018.

(dollars in thousands)	September 30, 2019	December 31, 2018

Commercial	$16,074	$7,115
Income producing - commercial real estate	5,654	1,766
Owner occupied - commercial real estate	4,124	2,368
Real estate mortgage - residential	5,635	1,510
Construction - commercial and residential	9,148	3,031
Home equity	487	487
Total nonaccrual loans (1)(2)	$41,122	$16,277

(1)	Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $8.6 million at September 30, 2019 and $24.0 million at December 31, 2018.

(2)	Gross interest income of $2.7 million and $707 thousand would have been recorded for the nine months ended September 30, 2019 and 2018, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while the interest actually recorded on such loans was $598 thousand and $193 thousand for the nine months ended September 30, 2019 and 2018, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of September 30, 2019 and December 31, 2018.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans

September 30, 2019
Commercial	$4,639	$3,509	$16,074	$24,222	$1,442,640	$1,466,862
Income producing - commercial real estate	21,737	22,190	5,654	66,109	3,746,175	3,812,284
Owner occupied - commercial real estate	3,626	21,768	4,124	29,518	926,827	956,345
Real estate mortgage – residential	634	—	5,635	6,269	98,294	104,563
Construction - commercial and residential	—	1,866	9,148	11,014	1,124,691	1,135,705
Home equity	86	130	487	703	80,414	81,117
Other consumer	13	8	—	21	2,264	2,285
Total	$30,735	$49,471	$41,122	$137,856	$7,421,305	$7,559,161

December 31, 2018
Commercial	$4,535	$2,870	$7,115	$14,520	$1,538,592	$1,553,112
Income producing - commercial real estate	5,855	27,479	1,766	35,100	3,221,800	3,256,900
Owner occupied - commercial real estate	5,051	2,370	2,368	9,789	878,025	887,814
Real estate mortgage – residential	2,456	1,698	1,510	5,664	100,754	106,418
Construction - commercial and residential	4,392	—	3,031	7,423	1,090,189	1,097,612
Home equity	630	47	487	1,164	85,439	86,603
Other consumer	—	—	—	—	2,988	2,988
Total	$22,919	$34,464	$16,277	$73,660	$6,917,787	$6,991,447

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

The following table presents, by class of loan, information related to impaired loans for the periods ended September 30, 2019 and December 31, 2018.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average Recorded Investment		Interest Income Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

September 30, 2019
Commercial	$18,243	$5,641	$11,331	$16,972	$8,196	$16,967	$15,638	$117	$220
Income producing - commercial real estate	10,041	1,853	8,188	10,041	1,200	9,497	19,479	412	510
Owner occupied - commercial real estate	7,407	6,630	777	7,407	375	6,113	5,693	120	213
Real estate mortgage – residential	5,635	3,179	2,456	5,635	650	5,638	5,640	—	—
Construction - commercial and residential	10,308	9,148	—	9,148	—	9,152	7,111	—	15
Home equity	487	487	—	487	13	487	487	—	—
Other consumer	—	—	—	—	—	—	—	—	—
Total	$52,121	$26,938	$22,752	$49,690	$10,434	$47,854	$54,048	$649	$958

December 31, 2018
Commercial	$8,613	$2,057	$6,084	$8,141	$4,803	$10,306	$8,359	$(126)	$190
Income producing - commercial real estate	21,402	1,720	19,682	21,402	2,465	15,331	12,309	189	550
Owner occupied - commercial real estate	5,731	4,361	1,370	5,731	600	5,746	6,011	47	196
Real estate mortgage – residential	1,510	1,510	—	1,510	—	1,516	1,688	—	2
Construction - commercial and residential	3,031	3,031	—	3,031	1,050	3,031	2,028	—	68
Home equity	487	487	—	487	—	487	491	—	—
Other consumer	—	—	—	—	—	46	69	—	—
Total	$40,774	$13,166	$27,136	$40,302	$8,918	$36,463	$30,955	$110	$1,006

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of September 30, 2019, all performing TDRs were categorized as interest-only modifications.

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

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company for the periods ended September 30, 2019 and 2018.

	For the nine months Ended September 30, 2019
	Number of		Income Producing -	Owner Occupied -	Construction -
(dollars in thousands)	Contracts	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate	Total
Troubled debt restructurings
Restructured accruing	7	$898	$4,387	$3,283	$—	$8,568
Restructured nonaccruing	3	1,521	—	—	—	1,521
Total	10	$2,419	$4,387	$3,283	$—	$10,089

Specific allowance		$—	$1,000	$—	$—	$1,000

Restructured and subsequently defaulted		$	$2,300	$—	$—	$2,300

	For the nine months Ended September 30, 2018
	Number of		Income Producing -	Owner Occupied -	Construction -
(dollars in thousands)	Contracts	Commercial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate	Total
Troubled debt restructurings
Restructured accruing	10	$4,942	$9,212	$3,391	$—	$17,545
Restructured nonaccruing	4	723	—	—	—	723
Total	14	$5,665	$9,212	$3,391	$—	$18,268

Specific allowance		$2,000	$3,500	$—	$—	$5,500

Restructured and subsequently defaulted		$—	$937	$—	$—	$937

The Company had ten TDR’s at September 30, 2019 totaling approximately $10.1 million. Seven of these loans totaling approximately $8.6 million are performing under their modified terms. There was one performing TDR totaling $2.3 million that defaulted on its modified terms which was reclassified to nonperforming loans during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, there were two performing TDRs totaling $937 thousand that defaulted on their modified terms which were reclassified to nonperforming loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. For the three months ended September 30, 2019, there was one restructured loan totaling approximately $309 thousand that was paid off from the sale proceeds of the collateral property. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For the three months ended September 30, 2019, there were no loans modified in a TDR, as compared to the three months ended September 30, 2018 which had one loan totaling $2.4 million modified in a TDR.

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

As of September 30, 2019, the Company had $26.6 million of operating lease ROU assets and $29.6 million of operating lease liabilities on the Company’s Consolidated Balance Sheet. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Statements of Condition.

Our leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and lease liabilities.

As of September 30, 2019, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. As of September 30, 2019, there were no leases that have been signed but did not yet commence as of the reporting date that create significant rights and obligations for the Company.

The following table presents lease costs and other lease information.

Nine Months Ended
(dollars in thousands)	September 30, 2019
Lease Cost
Operating Lease Cost (Cost resulting from lease payments)	$5,857
Variable Lease Cost (Cost excluded from lease payments)	815
Sublease Income	(282)
Net Lease Cost	$6,390

Operating Lease - Operating Cash Flows (Fixed Payments)	$6,382
Operating Lease - Operating Cash Flows (Liability Reduction)	5,458
Right-of-Use Assets - Operating Leases	26,552
Weighted Average Lease Term - Operating Leases	5.11 years
Weighted Average Discount Rate - Operating Leases	4.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2019 were as follows:

(dollars in thousands)
Twelve Months Ended:
September 30, 2020	$8,532
September 30, 2021	7,857
September 30, 2022	5,868
September 30, 2023	4,379
September 30, 2024	3,663
Thereafter	4,327
Total Future Minimum Lease Payments	34,626
Amounts Representing Interest	(5,040)
Present Value of Net Future Minimum Lease Payments	$29,586

Note 7. Affordable Housing Projects Tax Credit Partnerships

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company accounts for its affordable housing tax credit investments using the proportional amortization method. The Company’s net affordable housing tax credit investments were $28.0 million and related unfunded commitments were $11.0 million as of September 30, 2019 and are included in Other Assets and Other Liabilities in the Consolidated Statements of Condition. The Company’s net affordable housing tax credit investments were $28.2 million and related unfunded commitments were $15.0 million as of December 31, 2018.

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

As of September 30, 2019, the Company had one designated cash flow hedge notional interest rate swap transaction outstanding amounting to $100 million associated with the Company’s variable rate deposits, as compared to three designated cash flow hedge notional interest rate swap transactions outstanding as of December 31, 2018 amounting to $250 million associated with the Company’s variable rate deposits. The decline in the amount of hedged variable rate deposits was due to a reduction in such variable rate deposits. The net unrealized loss before income tax on the swap was $362 thousand at September 30, 2019 compared to a net unrealized gain before income tax of $3.7 million at December 31, 2018. The unrealized loss in value since year end 2018 was due to the termination of two of the interest rate swap transactions as part of the Company’s asset liability strategy as well as declines in market interest rates. As a result of the swap terminations, the Company recognized $829 thousand in noninterest income during March 2019. Additionally, the Company will amortize $248 thousand of realized gain as a reduction to interest expense through the swap’s original maturity date of March 31, 2020.

Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the quarter ended September 30, 2019, the Company reclassified $264 thousand related to designated cash flow hedge derivatives from accumulated other comprehensive income to decrease interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $134 thousand will be reclassified as an increase in interest expense.

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

As of September 30, 2019, the aggregate fair value of derivative contracts with credit risk contingent features (i.e., containing collateral posting or termination provisions based on our capital status) that was in a net liability position totaled $362 thousand. The Company has a minimum collateral posting threshold with its derivative counterparty. As of September 30, 2019, the Company was not required to post collateral with its derivative counterparty against its obligations under this agreement. If the Company had breached any provisions under the agreement at September 30, 2019, it could have been required to settle its obligations under the agreement at the termination value.

The table below identifies the balance sheet category and fair value of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Notional		Balance Sheet	Notional		Balance Sheet
	Amount	Fair Value	Category	Amount	Fair Value	Category

Derivatives designated as hedging instruments

(dollars in thousands)
Interest rate product	$—	$—	Other Assets	$250,000	$3,727	Other Assets

(dollars in thousands)
Interest rate product	$100,000	$348	Other Liabilities	$—	$—	Other Liabilities

Derivatives not designated as hedging instruments

(dollars in thousands)
Interest rate product	$26,000	$15
Interest rate product	26,517	213
Interest rate product	$52,517	$228	Other Assets	$—	$—	Other Assets

(dollars in thousands)
Interest rate product	$26,000	$15	Other Liabilities	$—	$—	Other Liabilities
Interest rate product	26,517	220	Other Liabilities
Other Contracts	27,500	117	Other Liabilities	27,500	59	Other Liabilities
	$80,017	$352	Other Liabilities	$27,500	$59	Other Liabilities

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the three and nine months ended September 30, 2019 and 2018.

Derivatives in Subtopic 815-20 Hedging Relationships (dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(107)	$849	Interest Expense	$264	$214
Total	$(107)	$849		$264	$214

Derivatives in Subtopic 815-20 Hedging Relationships (dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(1,974)	$4,401	Interest Expense	$1,039	$230
Interest Rate Products	—	—	Gain on sale of investment securities	829	—
Total	$(1,974)	$4,401		$1,868	$230

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Financial Performance

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value
	and Cash Flow Hedging Relationships (in 000's)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2019	2018
	Interest Expense		Interest Expense	Gain on sale of investment securities	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$264	$214	$1,039	$829	$16

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$264	$214	$1,039	$—	$230
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$829	$—
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	$264	$214	$1,039	$829	$230
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component	$—	$—	$—	$—	$—

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018

Interest Rate Products	Other income / (expense)	(7)		(7)
Other Contracts	Other income / (expense)	(16)	—	(58)	—
Total		(23)	—	(65)	—

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

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s cash flow hedge derivatives as of September 30, 2019 and December 31, 2018.

As of September 30, 2019
Offsetting of Derivative Assets (dollars in thousands)				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$228	$—	$228	$—	$—	$228

Offsetting of Derivative Liabilities (dollars in thousands)				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$669	$—	$669	$—	$—	$669

As of December 31, 2018
Offsetting of Derivative Assets (dollars in thousands)				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$3,840	$—	$3,840	$—	$—	$3,840

Offsetting of Derivative Liabilities (dollars in thousands)				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$59	$—	$59	$—	$—	$59

Note 9. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and nine months ended September 30, 2019 and 2018 is presented in the table below. There were two residential real estate loans in the process of foreclosure as of September 30, 2019 totaling $4.0 million.

For the three and nine months ended September 30, 2019 and 2018, there were no sales of OREO property.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Beginning Balance	$1,394	$1,394	$1,394	$1,394
Real estate acquired from borrowers	93	—	93	—
Properties sold	—	—	—	—
Ending Balance	$1,487	$1,394	$1,487	$1,394

Note 10. Long-Term Borrowings

The following table presents information related to the Company’s long-term borrowings as of September 30, 2019 and December 31, 2018.

(dollars in thousands)	September 30, 2019	December 31, 2018
Subordinated Notes, 5.75%	$70,000	$70,000
Subordinated Notes, 5.00%	150,000	150,000
Less: unamortized debt issuance costs	(2,411)	(2,704)
Long-term borrowings	$217,589	$217,296

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

Note 11. Net Income per Common Share

The calculation of net income per common share for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2019	2018	2019	2018
Basic:
Net income	$36,495	$38,948	$107,487	$111,959
Average common shares outstanding	34,233	34,309	34,418	34,292
Basic net income per common share	$1.07	$1.14	$3.12	$3.26

Diluted:
Net income	$36,495	$38,948	$107,487	$111,959
Average common shares outstanding	34,233	34,309	34,418	34,292
Adjustment for common share equivalents	23	152	33	152
Average common shares outstanding-diluted	34,256	34,461	34,451	34,444
Diluted net income per common share	$1.07	$1.13	$3.12	$3.25

Anti-dilutive shares	2	3	20	—

Note 12. Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended September 30, 2019
Net unrealized gain on securities available-for-sale	$1,585	$411	$1,174
Less: Reclassification adjustment for net gains included in net income	(153)	(43)	(110)
Total unrealized gain	1,432	368	1,064

Net unrealized gain on derivatives	24	(13)	11
Less: Reclassification adjustment for gain included in net income	(285)	(80)	(205)
Total unrealized loss	(261)	(67)	(194)

Other Comprehensive Income	$1,171	$301	$870

Three Months Ended September 30, 2018
Net unrealized loss on securities available-for-sale	$(4,253)	$1,105	$(3,148)
Less: Reclassification adjustment for net gains included in net income	—	—	—
Total unrealized loss	(4,253)	1,105	(3,148)

Net unrealized gain on derivatives	846	221	625
Less: Reclassification adjustment for losses included in net income	(211)	(53)	(158)
Total unrealized gain	635	168	467

Other Comprehensive Loss	$(3,618)	$1,273	$(2,681)

Nine Months Ended September 30, 2019
Net unrealized gain on securities available-for-sale	$17,712	$(4,572)	$13,140
Less: Reclassification adjustment for net gains included in net income	(1,628)	(438)	(1,190)
Total unrealized gain	16,084	(5,010)	11,950

Net unrealized loss on derivatives	(2,210)	546	(1,664)
Less: Reclassification adjustment for gain included in net income	(1,879)	(505)	(1,374)
Total unrealized loss	(4,089)	41	(3,038)

Other Comprehensive Income	$11,995	$(4,969)	$8,912

Nine Months Ended September 30, 2018
Net unrealized loss on securities available-for-sale	$(13,079)	$2,873	$(10,206)
Less: Reclassification adjustment for net gains included in net income	(68)	(17)	(51)
Total unrealized loss	(13,147)	2,856	(10,257)

Net unrealized gain on derivatives	4,380	833	3,547
Less: Reclassification adjustment for losses included in net income	(209)	(53)	(156)
Total unrealized gain	4,171	780	3,391

Other Comprehensive Loss	$(8,976)	$3,636	$(6,866)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2019 and 2018.

(dollars in thousands)	Securities Available For Sale	Derivatives	Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2019
Balance at Beginning of Period	$3,842	$75	$(3,767)
Other comprehensive income (loss) before reclassifications	1,174	(11)	1,185
Amounts reclassified from accumulated other comprehensive income	(110)	(205)	(315)
Net other comprehensive income (loss) during period	1,064	(194)	870
Balance at End of Period	$4,906	$(269)	$4,637

Three Months Ended September 30, 2018
Balance at Beginning of Period	$(10,914)	$4,305	$(6,609)
Other comprehensive income (loss) before reclassifications	(3,148)	625	(2,523)
Amounts reclassified from accumulated other comprehensive income	—	(158)	(158)
Net other comprehensive (loss) income during period	(3,148)	467	(2,681)
Balance at End of Period	$(14,062)	$4,772	$(9,290)

(dollars in thousands)	Securities Available For Sale	Derivatives	Accumulated Other Comprehensive Income (Loss)
Nine Months Ended September 30, 2019
Balance at Beginning of Period	$(7,044)	$2,769	$(4,275)
Other comprehensive income (loss) before reclassifications	13,140	(1,664)	11,476
Amounts reclassified from accumulated other comprehensive income	(1,190)	(1,374)	(2,564)
Net other comprehensive income (loss) during period	11,950	(3,038)	8,912
Balance at End of Period	$4,906	$(269)	$4,637

Nine Months Ended September 30, 2018
Balance at Beginning of Period	$(3,131)	$1,381	$(1,750)
Other comprehensive income (loss) before reclassifications	(10,206)	3,547	(6,659)
Amounts reclassified from accumulated other comprehensive income	(51)	(156)	(207)
Net other comprehensive (loss) income during period	(10,257)	3,391	(6,866)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	(674)	—	(674)
Balance at End of Period	$(14,062)	$4,772	$(9,290)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018.

Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,
	2019	2018
Realized gain on sale of investment securities	$153	$—	Gain on sale of investment securities
Interest income (expense) derivative deposits	285	(211)	Interest expense on deposits
Income tax (expense) benefit	(123)	53	Income Tax Expense
Total Reclassifications for the Period	$315	$(158)	Net Income

Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
	Nine Months Ended September 30,
	2019	2018
Realized gain on sale of investment securities	$1,628	$(68)	Gain on sale of investment securities
Realized gain on swap termination	829	—	Gain on sale of investment securities
Interest income (expense) derivative deposits	1,050	(209)	Interest expense on deposits
Income tax (benefit) expense	(943)	70	Income Tax Expense
Total Reclassifications for the Period	$2,564	$(207)	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2019
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$171,820	$—	$171,820
Residential mortgage backed securities	—	438,029	—	438,029
Municipal bonds	—	63,958	—	63,958
Corporate bonds	—	—	9,614	9,614
U.S. Treasury	—	24,926	—	24,926
Other equity investments	—	—	198	198
Loans held for sale	—	52,199	—	52,199
Interest Rate Caps	—	228	—	228
Mortgage banking derivatives	—	—	313	313
Total assets measured at fair value on a recurring basis as of September 30, 2019	$—	$751,160	$10,125	$761,285

Liabilities:
Interest rate swap derivatives	$—	$362	$—	$362
Derivative liability	—	117	—	117
Interest Rate Caps	—	235	—	235
Mortgage banking derivatives	—	—	3	3
Total liabilities measured at fair value on a recurring basis as of September 30, 2019	$—	$714	$3	$717

December 31, 2018
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$256,345	$—	$256,345
Residential mortgage backed securities	—	472,231	—	472,231
Municipal bonds	—	45,769	—	45,769
Corporate bonds	—	—	9,576	9,576
Other equity investments	—	—	218	218
Loans held for sale	—	19,254	—	19,254
Mortgage banking derivatives	—	—	229	229
Interest rate swap derivatives	—	3,727	—	3,727
Total assets measured at fair value on a recurring basis as of December 31, 2018	$—	$797,326	$10,023	$807,349

Liabilities:
Mortgage banking derivatives	$—	$—	$269	$269
Total liabilities measured at fair value on a recurring basis as of December 31, 2018	$—	$—	$269	$269

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of September 30, 2019 and December 31, 2018.

	September 30, 2019
(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference

Residential mortgage loans held for sale	$52,199	$51,291	$908
FHA mortgage loans held for sale	$—	$—	$—

	December 31, 2018
(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference

Residential mortgage loans held for sale	$19,254	$18,797	$457
FHA mortgage loans held for sale	$—	$—	$—

No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of September 30, 2019 or December 31, 2018.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2019	$9,794	$229	$10,023
Realized (loss) gain included in earnings	(20)	84	64
Unrealized gain included in other comprehensive income	12	—	12
Purchases of available-for-sale securities	3,030	—	3,030
Principal redemption	(3,004)	—	(3,004)
Ending balance at September 30, 2019	$9,812	$313	$10,125

Liabilities:
Beginning balance at January 1, 2019	$—	$269	$269
Realized gain included in earnings	—	(266)	(266)
Principal redemption	—	—	—
Ending balance at September 30, 2019	$—	$3	$3

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2018	$1,718	$43	$1,761
Realized gain included in earnings	—	186	186
Purchases of available-for-sale securities	8,076	—	8,076
Principal redemption	—	—	—
Ending balance at December 31, 2018	$9,794	$229	$10,023

Liabilities:
Beginning balance at January 1, 2018	$—	$10	$10
Realized loss included in earnings	—	259	259
Principal redemption	—	—	—
Ending balance at December 31, 2018	$—	$269	$269

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

Impaired loans: The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that nonaccrual loans and loans that have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2019, substantially all of the Company’s impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the underlying collateral for collateral-dependent loans, which the Company classifies as a Level 3 valuation.

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.

Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2019
Impaired loans:
Commercial	$—	$—	$8,776	$8,776
Income producing - commercial real estate	—	—	8,841	8,841
Owner occupied - commercial real estate	—	—	7,032	7,032
Real estate mortgage - residential	—	—	4,985	4,985
Construction - commercial and residential	—	—	9,148	9,148
Home equity	—	—	474	474
Other real estate owned	—	—	1,487	1,487
Total assets measured at fair value on a nonrecurring basis as of September 30, 2019	$—	$—	$40,743	$40,743

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2018
Impaired loans:
Commercial	$—	$—	$3,338	$3,338
Income producing - commercial real estate	—	—	18,937	18,937
Owner occupied - commercial real estate	—	—	5,131	5,131
Real estate mortgage - residential	—	—	1,510	1,510
Construction - commercial and residential	—	—	1,981	1,981
Home equity	—	—	487	487
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of December 31, 2018	$—	$—	$32,778	$32,778

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

The estimated fair value of the Company’s financial instruments at September 30, 2019 and December 31, 2018 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Assets
Cash and due from banks	$6,657	$6,657	$—	$6,657	$—
Federal funds sold	27,711	27,711	—	27,711	—
Interest bearing deposits with other banks	361,154	361,154	—	361,154	—
Investment securities	708,545	708,545	—	698,733	9,812
Federal Reserve and Federal Home Loan Bank stock	28,725	28,725	—	28,725	—
Loans held for sale	52,199	52,199	—	52,199	—
Loans	7,485,441	7,572,385	—	—	7,572,385
Bank owned life insurance	74,726	74,726	—	74,726	—
Annuity investment	12,103	12,103	—	12,103	—
Interest Rate Caps	228	228	—	228	—
Mortgage banking derivatives	313	313	—	—	313

Liabilities
Noninterest bearing deposits	2,051,106	2,051,106	—	2,051,106	—
Interest bearing deposits	3,952,541	3,952,541	—	3,952,541	—
Certificates of deposit	1,398,866	1,443,542	—	1,443,542	—
Customer repurchase agreements	30,297	30,297	—	30,297	—
Borrowings	317,589	328,330	—	328,330	—
Interest rate swap derivatives	362	362		362	—
Derivative liability	117	117	—	117	—
Interest Rate Caps	235	235	—	235	—
Mortgage banking derivatives	3	3	—	—	3

December 31, 2018
Assets
Cash and due from banks	$6,773	$6,773	$—	$6,773	$—
Federal funds sold	11,934	11,934	—	11,934	—
Interest bearing deposits with other banks	303,157	303,157	—	303,157	—
Investment securities	784,139	784,139	—	774,345	9,794
Federal Reserve and Federal Home Loan Bank stock	23,506	23,506	—	23,506	—
Loans held for sale	19,254	19,254	—	19,254	—
Loans	6,921,503	6,921,048	—	—	6,921,048
Bank owned life insurance	73,441	73,441	—	73,441	—
Annuity investment	12,417	12,417	—	12,417	—
Mortgage banking derivatives	229	229	—	—	229
Interest rate swap derivatives	3,727	3,727	—	3,727	—

Liabilities
Noninterest bearing deposits	2,104,220	2,104,220	—	2,104,220	—
Interest bearing deposits	3,542,666	3,542,666	—	3,542,666	—
Certificates of deposit	1,327,400	1,325,209	—	1,325,209	—
Customer repurchase agreements	30,413	30,413	—	30,413	—
Borrowings	217,196	218,006	—	218,006	—
Mortgage banking derivatives	269	269	—	—	269

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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. For the three and nine months ended September 30, 2019, the annuity contracts accrued $51 thousand of income and $147 thousand of income offset by $165 thousand of annual fees, respectively, which were included in other noninterest income on the Consolidated Statement of Operations. For the three and nine months ended September 30, 2018, the annuity contracts accrued $56 thousand of income and $161 thousand of income offset by $123 thousand of annual fees, respectively, which were included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $12.1 million and $12.4 million at September 30, 2019 and December 31, 2018, respectively, and is included in other assets on the Consolidated Balance Sheets. For the three and nine months ended September 30, 2019, the Company recorded benefit expense accruals of $101 thousand and $303 thousand, respectively, for this post retirement benefit. For the three and nine months ended September 30, 2018, the Company recorded benefit expense accruals of $100 thousand and $586 thousand, respectively, for this post retirement benefit.

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

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company’s Annual report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 except as indicated in “Accounting Standards Adopted in 2019” in Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the three months ended September 30, 2019 was $36.5 million compared to $38.9 million net income for the three months ended September 30, 2018, a 6% decrease. Net income per basic common share for the three months ended September 30, 2019 was $1.07 compared to $1.14 for the same period in 2018, a 6% decrease. Net income per diluted common share for the three months ended September 30, 2019 was $1.07 compared to $1.13 for the same period in 2018, a 5% decrease.

Net income declined for the three months ended September 30, 2019 relative to the same period in 2018 due to slightly higher revenues (i.e. net interest income plus noninterest income) offset by a larger increase in noninterest expenses in the 2019 period. Furthermore, earnings in the third quarter of 2019 were impacted by two significant non-recurring expense items. First, the Company recorded $2.0 million of accelerated shared based compensation expense due to the resignation of certain directors of the Company and Bank. Second, as a result of the FDIC Deposit Insurance Fund exceeding 1.38% of insured deposits at June 30, 2019, EagleBank recognized a $1.1 million credit to its FDIC assessment expense in the third quarter of 2019. Excluding these two non-recurring items, net income for the third quarter of 2019 would have been $37.1 million ($1.08 per diluted share).

The provision for income taxes was $14.1 million, an increase of $221 thousand, or 2%, compared to the same period in 2018. The most significant portion of revenue is net interest income, which decreased by less than 1% for the three months ended September 30, 2019 over the same period in 2018 ($81.0 million versus $81.3 million).

For the three months ended September 30, 2019, the Company reported an annualized return on average assets (“ROAA”) of 1.62% as compared to 1.93% for the three months ended September 30, 2018. The annualized return on average common equity (“ROACE”) for the three months ended September 30, 2019 was 12.09% as compared to 14.85% for the three months ended September 30, 2018. The annualized return on average tangible common equity (“ROATCE”) for the three months ended September 30, 2019 was 13.25% as compared to 16.54% for the three months ended September 30, 2018. The decline in these ratios was primarily due to net interest margin compression, the net impact of the two non-recurring expense items discussed above, as well as additional legal costs associated with ongoing investigations discussed in the “Noninterest Expense” section.

For the nine months ended September 30, 2019, the Company’s net income was $107.5 million, a 4% decrease from $112.0 million net income for the same period in 2018. Net income per basic common share for the nine months ended September 30, 2019 was $3.12 compared to $3.26 for the same period in 2018, a 4% decrease. Net income per diluted common share for the nine months ended September 30, 2019 was $3.12 compared to $3.25 for the same period in 2018, a 4% decrease.

The decrease in net income for the nine months ended September 30, 2019 can be attributed primarily to $8.2 million of nonrecurring charges related to acceleration of share based compensation expenses associated with the retirement of our former Chairman and Chief Executive Officer and the resignation of certain directors. The provision for income taxes was $39.5 million, an increase of $796 thousand or 2% compared to the same period in 2018. The most significant portion of revenue is net interest income, which increased 3% for the nine months ended September 30, 2019 over the same period in 2018 ($243.3 million versus $235.3 million), resulting from growth in average earning assets of 11% partially offset by a decline in the net interest margin to 3.88% from 4.15%.

For the nine months ended September 30, 2019, the Company reported an annualized ROAA of 1.66% as compared to 1.92% for the nine months ended September 30, 2018. The annualized ROACE for the nine months ended September 30, 2019 was 12.34% as compared to 14.92% for the nine months ended September 30, 2018. The annualized ROATCE for the nine months ended September 30, 2019 was 13.57% as compared to 16.70% for the nine months ended September 30, 2018. The decline in these ratios was primarily due to net interest margin compression and the nonrecurring charges related to acceleration of share based compensation expenses discussed above.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 3.72% for the three months ended September 30, 2019 and 4.14% for the same period in 2018. Average earning asset yields decreased 21 basis points to 5.00% for the three months ended September 30, 2019, as compared to 5.21% for the same period in 2018. The average cost of interest bearing liabilities increased by 27 basis points (to 2.02% from 1.75%) for the three months ended September 30, 2019 as compared to the same period in 2018. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 48 basis points for the three months ended September 30, 2019 as compared to 2018 (2.98% versus 3.46%).

The benefit of noninterest sources funding earning assets increased by 6 basis points to 74 basis points from 68 basis points for the three months ended September 30, 2019 versus the same period in 2018. The combination of a 48 basis point decrease in the net interest spread and a 6 basis point increase in the value of noninterest sources resulted in a 42 basis point decrease in the net interest margin for the three months ended September 30, 2019 as compared to the same period in 2018. The Company considers the value of its noninterest sources of funds as very significant to its business model and its overall profitability.

The net interest margin was 3.88% for the nine months ended September 30, 2019 and 4.15% for the same period in 2018. Average earning asset yields increased 6 basis points to 5.14% for the nine months ended September 30, 2019, as compared to 5.08% for the same period in 2018. The average cost of interest bearing liabilities increased by 52 basis points (to 2.02% from 1.50%) for the nine months ended September 30, 2019 as compared to the same period in 2018. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 46 basis points for the nine months ended September 30, 2019 as compared to 2018 (3.12% versus 3.58%).

The benefit of noninterest sources funding earning assets increased by 19 basis points to 76 basis points from 57 basis points for the nine months ended September 30, 2019 versus the same period in 2018. The combination of a 46 basis point decrease in the net interest spread and a 19 basis point increase in the value of noninterest sources resulted in a 27 basis point decrease in the net interest margin for the nine months ended September 30, 2019 as compared to the same period in 2018.

The Company believes it has effectively managed its net interest margin and shown some growth in net interest income over the past twelve months as market interest rates have trended sharply lower. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 93% of the Company’s total revenue for the three months ended September 30, 2019.

For the first nine months of 2019, total loans grew 8% over December 31, 2018, and average loans were 11% higher in the first nine months of 2019 as compared to the first nine months of 2018. At September 30, 2019, total deposits were 6% higher than deposits at December 31, 2018, while average deposits were 13% higher for the first nine months of 2019 compared with the first nine months of 2018.

In order to fund growth in average loans of 11% over the nine months ended September 30, 2019 as compared to the same period in 2018, as well as sustain significant liquidity, the Company has relied on funding from interest bearing accounts primarily as a result of effectively building new and enhanced client relationships, and an enhanced focus on time deposits.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 87% and 86% of average earning assets for the first nine months of 2019 and 2018, respectively. For the first nine months of 2019, as compared to the same period in 2018, average loans, excluding loans held for sale, increased $715.0 million, or 11%, due primarily to growth in income producing - commercial real estate, owner occupied - commercial real estate, and commercial loans. Average investment securities for both the nine months ended September 30, 2019 and 2018 amounted to 9% of average earning assets. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 4% and 5% of average earning assets for the first nine months of 2019 and 2018, respectively.

The provision for credit losses was $3.2 million for the three months ended September 30, 2019 as compared to $2.4 million for the three months ended September 30, 2018. Net charge-offs of $1.5 million in the third quarter of 2019 represented an annualized 0.08% of average loans, excluding loans held for sale, as compared to $862 thousand, or an annualized 0.05% of average loans, excluding loans held for sale, in the third quarter of 2018. Net charge-offs in the third quarter of 2019 were attributable primarily to commercial loans ($1.6 million).

At September 30, 2019 the allowance for credit losses represented 0.98% of loans outstanding, as compared to 1.00% at December 31, 2018. The allowance for credit losses at September 30, 2019 represented 128% of nonperforming loans, as compared to 430% at December 31, 2018. Nonperforming loans of $57.7 million as of September 30, 2019 included one loan of $16.5 million which was brought current shortly after quarter end. Excluding a $16.5 million nonperforming loan that was brought current shortly after quarter end, the coverage ratio would have been 179% as of September 30, 2019. The lower coverage ratio was due to an increase in nonperforming loans at September 30, 2019, substantially attributable to softness in the market for ultra high-end residential properties.

Total noninterest income for the three months ended September 30, 2019 increased to $6.3 million from $5.6 million for the three months ended September 30, 2018, a 12% increase, due substantially to $1.1 million higher gains on the sale of residential mortgage loans ($2.5 million versus $1.4 million) resulting from higher loan origination and sales volume as compared to 2018, partially offset by lower service charges on deposit accounts of $320 thousand. Residential mortgage loans closed were $224 million for the third quarter of 2019 versus $107 million for the third quarter of 2018.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 38.34% for the third quarter of 2019, as compared to 36.37% for the third quarter of 2018. Noninterest expenses totaled $33.5 million for the three months ended September 30, 2019, as compared to $31.6 million for the three months ended September 30, 2018, a 6% increase. Salaries and employee benefits expense increased by $1.9 million due primarily to $2.0 million of non-recurring charges related to the acceleration of share based compensation expense. Legal, accounting and professional fees increased $1.5 million from $2.1 million to $3.6 million, as discussed in the “Noninterest Expense” section. Data processing expense decreased by $240 thousand primarily due to ongoing contract renegotiations. FDIC insurance decreased $848 thousand from $933 thousand to $85 thousand as the increased premium cost of a higher assessment base was effectively offset by the $1.1 million FDIC assessment credit detailed in the “Earnings Summary” section.

The provision for credit losses was $10.1 million for the nine months ended September 30, 2019 as compared to $6.1 million for the nine months ended September 30, 2018. The higher provisioning for the nine months ended September 30, 2019, as compared to the same period in 2018, is due primarily to higher net charge-offs. Net charge-offs of $6.4 million for the nine months ended September 30, 2019 represented an annualized 0.12% of average loans, excluding loans held for sale, as compared to $2.6 million, or an annualized 0.05% of average loans, excluding loans held for sale, in the first nine months of 2018. Net charge-offs in the first nine months of 2019 were attributable to commercial real estate loans ($5.0 million) and commercial loans ($1.4 million).

Total noninterest income for the nine months ended September 30, 2019 increased to $19.0 million from $16.5 million for the nine months ended September 30, 2018, a 15% increase, due substantially to $1.6 million higher gains on the sale of investment securities primarily due to $829 thousand of noninterest income recognized during March 2019 on interest rate swap terminations, and $1.4 million higher gains on the sale of residential mortgage loans ($5.7 million versus $4.3 million) resulting from higher volume as compared to 2018, offset by $394 thousand lower service charges on deposit accounts. Residential mortgage loans closed were $470 million for the nine months ended September 30, 2019 versus $334 million for the same period in 2018.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 40.08% for the first nine months of 2019, as compared to 37.74% for the same period in 2018. Noninterest expenses totaled $105.1 million for the nine months ended September 30, 2019, as compared to $95.0 million for the nine months ended September 30, 2018, an 11% increase. Cost increases for salaries and benefits for the nine months ended September 30, 2019 were $8.7 million, due primarily to $8.2 million of nonrecurring charges related to acceleration of share based compensation expenses associated with the retirement of our former Chairman and Chief Executive Officer and the resignation of certain directors. Legal, accounting, and professional fees increased by $792 thousand from $7.3 million to $8.1 million, the reasons of which are further discussed in the “Noninterest Expense” section. Other expenses increased $1.4 million, due primarily to real estate and utility costs on special assets ($441 thousand) and director compensation ($424 thousand).

The ratio of common equity to total assets decreased to 13.16% at September 30, 2019 from 13.22% at December 31, 2018, due primarily to total assets growing faster than retained earnings, which were reduced by the two non-recurring items discussed in the “Earnings Summary” section. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the three months ended September 30, 2019, net interest income decreased by less than 1%, average loans increased by $846.6 million, and average deposits increased by $834.2 million over the same period for 2018. The net interest margin was 3.72% for the three months ended September 30, 2019 and 4.14% for the same period in 2018.

For the nine months ended September 30, 2019, net interest income increased 3%, average loans increased by $715.0 million and average deposits increased by $794.2 million over the same period for 2018. The net interest margin was 3.88% for the nine months ended September 30, 2019 and 4.15% for the same period in 2018. The Company believes its current net interest margin remains favorable compared to peer banking companies.

The tables below present the average balances and rates of the major categories of the Company’s assets and liabilities for the three and nine months ended September 30, 2019 and 2018. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$344,853	$1,762	2.03%	$377,324	$1,897	1.99%
Loans held for sale (1)	49,765	492	3.95%	23,511	274	4.66%
Loans (1) (2)	7,492,816	101,805	5.39%	6,646,264	95,296	5.69%
Investment securities available for sale (2)	741,907	4,904	2.62%	735,586	4,875	2.63%
Federal funds sold	25,855	71	1.09%	10,737	18	0.67%
Total interest earning assets	8,655,196	109,034	5.00%	7,793,422	102,360	5.21%

Total noninterest earning assets	341,452			297,815
Less: allowance for credit losses	73,242			67,702
Total noninterest earning assets	268,210			230,113
TOTAL ASSETS	$8,923,406			$8,023,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$791,785	$1,828	0.92%	$482,820	$973	0.80%
Savings and money market	2,922,751	13,606	1.85%	2,596,010	9,636	1.47%
Time deposits	1,444,328	9,142	2.51%	1,220,755	6,110	1.99%
Total interest bearing deposits	5,158,864	24,576	1.89%	4,299,585	16,719	1.54%
Customer repurchase agreements	27,809	82	1.17%	30,445	54	0.70%
Other short-term borrowings	100,100	408	1.59%	216,851	1,317	2.38%
Long-term borrowings	217,555	2,979	5.36%	217,164	2,979	5.37%
Total interest bearing liabilities	5,504,328	28,045	2.02%	4,764,045	21,069	1.75%

Noninterest bearing liabilities:
Noninterest bearing demand	2,160,450			2,185,559
Other liabilities	61,115			33,105
Total noninterest bearing liabilities	2,221,565			2,218,664

Shareholders’ Equity	1,197,513			1,040,826
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,923,406			$8,023,535

Net interest income		$80,989			$81,291
Net interest spread			2.98%			3.46%
Net interest margin			3.72%			4.14%
Cost of funds			1.28%			1.07%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $4.3 million and $5.0 million for the three months ended September 30, 2019 and 2018, respectively.
(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$285,150	$4,533	2.13%	$321,266	$4,152	1.73%
Loans held for sale (1)	34,265	1,041	4.05%	24,692	839	4.53%
Loans (1) (2)	7,265,726	300,966	5.54%	6,550,754	270,085	5.51%
Investment securities available-for-sale (2)	784,970	15,740	2.68%	664,798	12,525	2.52%
Federal funds sold	21,352	167	1.05%	15,060	104	0.92%
Total interest earning assets	8,391,463	322,447	5.14%	7,576,570	287,705	5.08%

Total noninterest earning assets	339,355			294,948
Less: allowance for credit losses	70,902			66,429
Total noninterest earning assets	268,453			228,519
TOTAL ASSETS	$8,659,916			$7,805,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$696,825	$4,206	0.81%	$433,921	$2,252	0.69%
Savings and money market	2,781,663	37,848	1.82%	2,670,578	23,846	1.19%
Time deposits	1,406,237	25,883	2.46%	1,078,608	13,798	1.71%
Total interest bearing deposits	4,884,725	67,937	1.86%	4,183,107	39,896	1.28%
Customer repurchase agreements	29,617	255	1.15%	45,504	166	0.49%
Other short-term borrowings	113,845	1,983	2.30%	228,398	3,425	1.98%
Long-term borrowings	217,458	8,937	5.42%	217,068	8,937	5.43%
Total interest bearing liabilities	5,245,645	79,112	2.02%	4,674,077	52,424	1.50%

Noninterest bearing liabilities:
Noninterest bearing demand	2,183,412			2,090,868
Other liabilities	66,318			36,705
Total noninterest bearing liabilities	2,249,730			2,127,573

Shareholders’ equity	1,164,541			1,003,439
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,659,916			$7,805,089

Net interest income		$243,335			$235,281
Net interest spread			3.12%			3.58%
Net interest margin			3.88%			4.15%
Cost of funds			1.26%			0.93%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $13.1 million and $14.9 million for the nine months ended September 30, 2019 and 2018, respectively.
(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

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

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside consultants’ review of the risk inherent in the loan portfolio, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption “Critical Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table on page 44 which reflects activity in the allowance for credit losses.

During the three months ended September 30, 2019, the allowance for credit losses reflected $3.2 million in provision for credit losses and $1.5 million in net charge-offs during the period. The provision for credit losses was $3.2 million for the three months ended September 30, 2019 as compared to $2.4 million for the same period in 2018. Net charge-offs of $1.5 million in the third quarter of 2019 represented an annualized 0.08% of average loans, excluding loans held for sale, as compared to $862 thousand, or an annualized 0.05% of average loans, excluding loans held for sale, in the third quarter of 2018.

During the nine months ended September 30, 2019, the allowance for credit losses reflected $10.1 million in provision for credit losses and $6.4 million in net charge-offs during the period. The provision for credit losses was $10.1 million for the nine months ended September 30, 2019 as compared to $6.1 million for the same period in 2018. Net charge-offs of $6.4 million in the first nine months of 2019 represented an annualized 0.12% of average loans, excluding loans held for sale, as compared to $2.6 million, or an annualized 0.05% of average loans, excluding loans held for sale, in the first nine months of 2018.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Balance at beginning of period	$69,944	$64,758
Charge-offs:
Commercial	1,799	2,435
Income producing - commercial real estate	5,343	121
Owner occupied - commercial real estate	—	132
Real estate mortgage - residential	—	—
Construction - commercial and residential	—	1,160
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	2	15
Total charge-offs	7,144	3,863

Recoveries:
Commercial	377	86
Income producing - commercial real estate	302	2
Owner occupied - commercial real estate	2	2
Real estate mortgage - residential	3	4
Construction - commercial and residential	52	994
Construction - C&I (owner occupied)	—	—
Home equity	—	133
Other consumer	38	13
Total recoveries	774	1,234
Net charge-offs	6,370	2,629
Provision for Credit Losses	10,146	6,060
Balance at end of period	$73,720	$68,189

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.05%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial	$18,169	19%	$15,857	22%
Income producing - commercial real estate	28,527	51%	28,034	46%
Owner occupied - commercial real estate	5,598	13%	6,242	13%
Real estate mortgage - residential	1,352	1%	965	2%
Construction - commercial and residential	17,882	14%	17,484	15%
Construction - C&I (owner occupied)	1,390	1%	691	1%
Home equity	575	1%	599	1%
Other consumer	227	—	72	—
Total allowance	$73,720	100%	$69,944	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of TDRs, and OREO, totaled $59.1 million at September 30, 2019 representing 0.66% of total assets, as compared to $17.7 million of nonperforming assets, or 0.21% of total assets, at December 31, 2018. Nonperforming assets of $59.1 million as of September 30, 2019 included one loan of $16.5 million which was brought current shortly after quarter end. Excluding this loan the ratio of nonperforming assets to total assets would have been 0.47% as of September 30, 2019. The additional increase in nonperforming loans at September 30, 2019, was substantially attributable to softness in the market for ultra high-end residential properties.

The Company had one accruing loan 90 days or more past due at September 30, 2019. This loan totaled $16.5 million and was brought current shortly after quarter end. The Company had no accruing loans 90 days or more past due at December 31, 2018. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 0.98% of total loans at September 30, 2019, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower’s request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had ten TDR’s at September 30, 2019 totaling approximately $10.1 million. Seven of these loans totaling approximately $8.6 million are performing under their modified terms. There was one performing TDR totaling $2.3 million that defaulted on its modified terms which was reclassified to nonperforming loans during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, there were two performing TDRs totaling $937 thousand that defaulted on their modified terms which were reclassified to nonperforming loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. For the three months ended September 30, 2019, there was one restructured loan totaling approximately $309 thousand that was paid off from the sale proceeds of the collateral property. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For the three months ended September 30, 2019, there were no loans modified in a TDR, as compared to the three months ended September 30, 2018 which had one loan totaling $2.4 million modified in a TDR.

Total nonperforming loans amounted to $57.7 million at September 30, 2019 (0.76% of total loans) compared to $16.3 million at December 31, 2018 (0.23% of total loans). Nonperforming loans of $57.7 million as of September 30, 2019 included one loan of $16.5 million which was brought current shortly after quarter end. Excluding this loan the ratio of nonperforming loans to total loans would have been 0.54% as of September 30, 2019. The additional increase in the ratio of nonperforming loans to total loans at September 30, 2019 as compared to December 31, 2018 was due to increased nonperforming loans substantially attributable to softness in the market for ultra high-end residential properties.

Included in nonperforming assets at September 30, 2019 was $1.5 million of OREO consisting of three foreclosed properties. Included in nonperforming assets at December 31, 2018 was $1.4 million of OREO, consisting of one foreclosed property. The Company had one foreclosed property with a net carrying value of $1.4 million at September 30, 2018. OREO properties are carried at fair value less estimated costs to sell. It is the Company’s policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were no sales of OREO property during the first nine months of 2019 and 2018.

The following table shows the amounts of nonperforming assets at the dates indicated.

	September 30,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual Loans:
Commercial	$16,074	$7,115
Income producing - commercial real estate	5,654	1,766
Owner occupied - commercial real estate	4,124	2,368
Real estate mortgage - residential	5,635	1,510
Construction - commercial and residential	9,148	3,031
Construction - C&I (owner occupied)	—	—
Home equity	487	487
Other consumer	—	—
Accrual loans-past due 90 days	16,528	—
Total nonperforming loans (1)	57,650	16,277
Other real estate owned	1,487	1,394
Total nonperforming assets	$59,137	$17,671

Coverage ratio, allowance for credit losses to total nonperforming loans	127.87%	429.72%
Ratio of nonperforming loans to total loans	0.76%	0.23%
Ratio of nonperforming assets to total assets	0.66%	0.21%

(1)	Nonaccrual loans reported in the table above include one loan totaling $2.3 million that migrated from a performing TDRs during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 where there were two loans totaling $937 thousand that migrated from performing TDRs.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At September 30, 2019, there were $48.3 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. Potential problem loans decreased to $48.3 million at September 30, 2019 from $102.7 million at December 31, 2018. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company’s loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from BOLI and other income.

Total noninterest income for the three months ended September 30, 2019 increased to $6.3 million from $5.6 million for the three months ended September 30, 2018, a 12% increase, due substantially to $1.1 million higher gains on the sale of residential mortgage loans ($2.5 million versus $1.4 million) resulting from higher loan origination and sales volume as compared to 2018, partially offset by lower service charges on deposit accounts of $320 thousand. Residential mortgage loans closed were $224 million for the third quarter of 2019 versus $107 million for the third quarter of 2018.

Total noninterest income for the nine months ended September 30, 2019 increased to $19.0 million from $16.5 million for the nine months ended September 30, 2018, a 15% increase, due substantially to $1.6 million higher gains on the sale of investment securities primarily due to $829 thousand of noninterest income recognized during March 2019 on interest rate swap terminations, and $1.4 million higher gains on the sale of residential mortgage loans ($5.7 million versus $4.3 million) resulting from higher volume as compared to 2018, offset by $394 thousand lower service charges on deposit accounts. Residential mortgage loans closed were $470 million for the nine months ended September 30, 2019 versus $334 million for the same period in 2018.

Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At September 30, 2019, the Company had no funds advanced outstanding under FHA mortgage loan servicing agreements. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Service charges on deposit accounts decreased by $320 thousand, or 18%, from $1.8 million for the three months ended September 30, 2018 to $1.5 million for the same period in 2019. Service charges on deposit accounts decreased by $394 thousand, or 8%, from $5.2 million for the nine months ended September 30, 2018 to $4.8 million for the same period in 2019. The decrease for the three and nine month period was due primarily to a lower volume of insufficient funds and return item charges.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended September 30, 2019. The reserve amounted to $67 thousand at September 30, 2019 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $47 thousand for the three months ended September 30, 2019 compared to $73 thousand for the same period in 2018. Income from this source was $171 thousand for the nine months ended September 30, 2019 compared to $373 thousand for the same period in 2018. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Other income totaled $1.7 million for the three months ended September 30, 2019 as compared to $2.0 million for the same period in 2018, a decrease of 17%. ATM fees decreased slightly to $361 thousand for the three months ended September 30, 2019 from $363 thousand for the same period in 2018, a decrease of less than 1%. Noninterest fee income totaled $437 thousand for the three months ended September 30, 2019 a decrease of $120 thousand, or 20%, over the total for the same period in 2018.

Other income totaled $5.4 million for the nine months ended September 30, 2019 as compared to $5.5 million for the same period in 2018, a decrease of 3%. ATM fees decreased to $1.0 million for the nine months ended September 30, 2019 from $1.1 million for the same period in 2018, a decrease of 4%. Noninterest fee income totaled $1.4 million for both the nine months ended September 30, 2019 and 2018, a decrease of $35 thousand, or 2.5%.

Net investment gains were $153 thousand for the three months ended September 30, 2019 compared to no gains for the same period in 2018. Net investment gains were $1.6 million for the nine months ended September 30, 2019 compared to $68 thousand for the same period in 2018 primarily due to $829 thousand of noninterest income recognized during March 2019 on interest rate swap terminations.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, FDIC insurance, and other expenses.

Total noninterest expenses totaled $33.5 million for the three months ended September 30, 2019, as compared to $31.6 million for the three months ended September 30, 2018, a 6% increase. Total noninterest expenses totaled $105.1 million for the nine months ended September 30, 2019, as compared to $95.0 million for the nine months ended September 30, 2018, an 11% increase.

Salaries and employee benefits were $19.1 million for the three months ended September 30, 2019, as compared to $17.2 million for the same period in 2018, an increase of 11% due primarily to $2.0 million of non-recurring charges related to the acceleration of share based compensation expense associated with the resignation of certain directors. Salaries and employee benefits were $60.5 million for the nine months ended September 30, 2019, as compared to $51.8 million for the same period in 2018, an increase of 17% due primarily to $8.2 million of nonrecurring charges related to acceleration of share based compensation expenses associated with the retirement of our former Chairman and Chief Executive Officer and the resignation of certain directors.

At September 30, 2019, the Company’s full time equivalent staff numbered 482, as compared to 470 at December 31, 2018, and 478 at September 30, 2018.

Premises and equipment expenses amounted to $3.5 million and $3.9 million for the three months ended September 30, 2019 and 2018, respectively, a 10% decrease. For the three months ended September 30, 2019, the Company recognized $126 thousand of sublease revenue as compared to $123 thousand for the same period in 2018. Premises and equipment expenses amounted to $11.0 million and $11.7 million for the nine month periods ended September 30, 2019 and 2018, respectively, a 6% decrease. For the nine months ended September 30, 2019, the Company recognized $377 thousand of sublease revenue as compared to $379 thousand for the same period in 2018. Sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses totaled $1.2 million for both the three months ended September 30, 2019 and 2018. Marketing and advertising expenses increased to $3.6 million for the nine months ended September 30, 2019 from $3.4 million for the same period in 2018, a 6% increase, primarily due to increased digital, radio and television advertising spend.

Data processing expense decreased to $2.2 million for the three months ended September 30, 2019 from $2.4 million for the same period in 2018, a 10% decrease primarily due to ongoing contract renegotiations. Data processing expense increased to $7.2 million for the nine months ended September 30, 2019 from $7.1 million for the same period in 2018, an increase of less than 1%.

Legal, accounting and professional fees and expenses for the three months ended September 30, 2019 increased to $3.6 million from $2.1 million for the same period in 2018, a 70% increase. Legal, accounting and professional fees and expenses for the nine months ended September 30, 2019 increased to $8.1 million from $7.3 million for the same period in 2018, an 11% increase. The increased expenses for both the quarter and year to date 2019 periods were primarily associated with government agencies investigations previously disclosed in the second quarter 2019 earnings press release. The Company expects to incur elevated levels of legal and professional fees and expenses for at least the remainder of 2019 as it continues to cooperate with these investigations. Other than these increased costs, we do not believe at this time that the resolution of these investigations will be materially adverse to the Company. As a result of these ongoing investigations, there have been no regulatory restrictions placed on the Company’s ability to fully engage in its banking business as presently conducted. We are, however, unable to predict the duration, scope or outcome of these investigations.

FDIC insurance decreased to $85 thousand for the three months ended September 30, 2019 from $933 thousand for the same period in 2018, a 91% decrease as the increased premium cost of a higher assessment base was effectively offset by the $1.1 million FDIC assessment credit detailed in the “Earnings Summary” section. FDIC insurance decreased to $2.3 million for the nine months ended September 30, 2019 from $2.6 million for the same period in 2018, a 9% decrease.

Other expenses decreased to $3.8 million for the three months ended September 30, 2019 from $3.9 million for the same period in 2018, a decrease of 3%. The major components of cost in this category include broker fees, franchise taxes, core deposit intangible amortization, and insurance expense. Other expenses increased to $12.5 million for the nine months ended September 30, 2019 from $11.1 million for the same period in 2018, an increase of 12%, due primarily to real estate and utility costs on special assets ($441 thousand) and director compensation ($424 thousand).

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 38.34% for the third quarter of 2019, as compared to 36.37% for the third quarter of 2018. For the first nine months of 2019, the efficiency ratio was 40.08% as compared to 37.74% for the same period in 2018.

As a percentage of average assets, total noninterest expense (annualized) was 1.50% for the three months ended September 30, 2019 as compared to 1.58% for the same period in 2018. As a percentage of average assets, total noninterest expense (annualized) was 1.62% for both the nine months ended September 30, 2019 and 2018.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 27.9% and 26.9% for the three and nine months ended September 30, 2019, respectively, as compared to 26.3% and 25.7%, respectively, for the same periods in 2018. The higher effective tax rate for the three and nine months ended September 30, 2019, was due primarily to an increase in nondeductible expenses and a decrease in federal tax credits.

FINANCIAL CONDITION

Summary

Total assets at September 30, 2019 were $9.00 billion, a 7% increase as compared to $8.39 billion at December 31, 2018. Total loans (excluding loans held for sale) were $7.56 billion at September 30, 2019, an 8% increase as compared to $6.99 billion at December 31, 2018. Loans held for sale amounted to $52.2 million at September 30, 2019, a 171% increase as compared to $19.3 million at December 31, 2018. The investment portfolio totaled $708.5 million at September 30, 2019, a 10% decrease as compared to $784.1 million at December 31, 2018.

Total deposits at September 30, 2019 were $7.40 billion, compared to deposits of $6.97 billion at December 31, 2018, a 6% increase. Total borrowed funds (excluding customer repurchase agreements) were $317.6 million at September 30, 2019 of which $100.0 million were FHLB advances that mature in August 2029. Total borrowed funds were $217.3 million at December 31, 2018 none of which were FHLB advances. We continue to work on expanding the breadth and depth of our existing relationships while we pursue building new relationships.

Total shareholders’ equity at September 30, 2019 increased 7% to $1.18 billion from $1.11 billion at December 31, 2018 primarily as the result of growth in retained earnings. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 16.08% at both September 30, 2019 and December 31, 2018. Tangible book value per share was $32.02 at September 30, 2019, a 10% increase over $29.17 at December 31, 2018. A $0.22 per share dividend was declared in respect of the common stock on September 25, 2019 to shareholders of record on October 15, 2019 and was paid on October 31, 2019. In addition, the tangible common equity ratio was 12.13% at September 30, 2019 and 12.11% at December 31, 2018. Furthermore, Kroll Bond Rating Agency reaffirmed our BBB+ senior unsecured debt rating (A- at the Bank level) based on our strong capital position, above-peer earnings, low operating expense base relative to peer, and a history of strong asset quality metrics.

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

Loans, net of amortized deferred fees and costs, at September 30, 2019 and December 31, 2018 by major category are summarized below.

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,466,862	19%	$1,553,112	22%
Income producing - commercial real estate	3,812,284	51%	3,256,900	46%
Owner occupied - commercial real estate	956,345	13%	887,814	13%
Real estate mortgage - residential	104,563	1%	106,418	2%
Construction - commercial and residential	1,053,789	14%	1,039,815	15%
Construction - C&I (owner occupied)	81,916	1%	57,797	1%
Home equity	81,117	1%	86,603	1%
Other consumer	2,285	—	2,988	—
Total loans	7,559,161	100%	6,991,447	100%
Less: allowance for credit losses	(73,720)		(69,944)
Net loans	$7,485,441		$6,921,503

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

Loans outstanding reached $7.60 billion at September 30, 2019, an increase of $567.7 million, or 8%, as compared to $6.99 billion at December 31, 2018. Loan growth during the nine months ended September 30, 2019 was predominantly in the income producing – commercial real estate and owner occupied – commercial real estate loan categories. Despite an increased level of in-market competition for business, the Bank continued to experience organic loan growth across the portfolio. Notwithstanding increased supply of units, multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects. While as a general comment there has been some softening in the Suburban Maryland office leasing market, in certain well located pockets and submarkets, the sector has evidenced some positive absorption. Overall, commercial real estate values have generally held up well with price escalation in prime pockets, but we continue to be cautious of the cap rates at which some assets are trading and we are being careful with valuations as a result. While the ultra high-end real estate market has softened, the moderately priced housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

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

For the nine months ended September 30, 2019, noninterest bearing deposits decreased $53.1 million as compared to December 31, 2018, while interest bearing deposits increased by $481.3 million during the same period.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. The Bank also is able to obtain one-way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At September 30, 2019, total deposits included $1.70 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 23% of total deposits. At December 31, 2018, total brokered deposits (excluding the CDARS and ICS two-way) were $1.36 billion, or 20% of total deposits. The CDARS and ICS two-way component represented $638.9 million, or 9%, of total deposits and $391.7 million, or 6%, of total deposits at September 30, 2019 and December 31, 2018, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition, regulatory position, or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At September 30, 2019 the Company had $2.05 billion in noninterest bearing demand deposits, representing 28% of total deposits, compared to $2.10 billion of noninterest bearing demand deposits at December 31, 2018, or 30% of total deposits. Average noninterest bearing deposits were 31% of total deposits for the first nine months of 2019 and 33% for the first nine months of 2018. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $30.3 million at September 30, 2019 compared to $30.4 million at December 31, 2018. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At September 30, 2019 the Company had $1.40 billion in time deposits. Time deposits increased by $71.5 million from year end December 31, 2018. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered CDs to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at September 30, 2019 and December 31, 2018. The Bank had $100.0 million in short-term borrowings outstanding under its credit facility from the FHLB at September 30, 2019. The Bank did not have short-term borrowings outstanding at December 31, 2018. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

Long-term borrowings outstanding at September 30, 2019 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the subordinated notes, please refer to Note 10 to the Consolidated Financial Statements included in this report.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. Additionally, the Bank can purchase up to $172.5 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at September 30, 2019, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.35 billion, against which there was $35.3 million outstanding at September 30, 2019. The Bank also has a commitment from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $431.8 million at September 30, 2019. At September 30, 2019 the Bank was also eligible to make advances from the FHLB up to $1.7 billion based on collateral at the FHLB, of which there was $100 million outstanding at September 30, 2019. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $639.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. The Bank makes competitive deposit interest rate comparisons weekly and feels its interest rate offerings are competitive. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee of the Bank (“ALCO”) and the full Board of Directors of the Bank have adopted policy guidelines which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan. Additionally, as noted above, if the condition, regulatory treatment or reputation of the Company or Bank deteriorates, we may experience an outflow of brokered deposits as a result of our inability to attract them or to accept or renew them. In that event we would be required to obtain alternate sources for funding.

At September 30, 2019, under the Bank’s liquidity formula, it had $4.57 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at September 30, 2019 are as follows:

(dollars in thousands)	2019
Unfunded loan commitments	$2,140,889
Unfunded lines of credit	88,495
Letters of credit	68,851
Total	$2,298,235

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment, as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2019, unfunded loan commitments included $103.4 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

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

During the three months ended September 30, 2019, as compared to the same period in 2018, the Company was able to maintain its net interest income relatively stable, produce a net interest margin of 3.72%, and continue to manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to provide liquidity and provide some additional yield over cash. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended September 30, 2019, the average investment portfolio balances increased modestly as compared to average balances for the three months ended September 30, 2018, but decreased from balances at December 31, 2018. The cash received from deposit growth along with cash flows from the investment portfolio were deployed into loans and the purchase of replacement investments and held in cash.

The percentage mix of municipal securities was 9% of total investments at September 30, 2019 and 6% at September 30, 2018. The portion of the portfolio invested in mortgage backed securities was 73% at September 30, 2019 and 72% at September 30, 2018. The portion of the portfolio invested in U.S. agency investments was 14% at September 30, 2019 and 21% at September 30, 2018. Shorter duration floating rate corporate bonds were 1% of total investments at both September 30, 2019 and September 30, 2018, and SBA bonds, which are included in mortgage backed securities, were 10% and 11% of total investments at September 30, 2019 and September 30, 2018, respectively. More recently over the last three months, as a result of generally lower interest rates, mortgage prepayment speeds increased and the duration of the investment portfolio decreased to 2.9 years at September 30, 2019 from 3.9 years at September 30, 2018.

The re-pricing duration of the loan portfolio was 20 months at September 30, 2019 versus 17 months at December 31, 2018, with fixed rate loans amounting to 40% and 36% of total loans at September 30, 2019 and September 30, 2018, respectively. Variable and adjustable rate loans comprised 60% and 64% of total loans at September 30, 2019 and September 30, 2018, respectively. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio increased to 29 months at September 30, 2019 from 26 months at December 31, 2018. The change since December 31, 2018 was due substantially to a change in the mix and duration of time deposits as market interest rates decreased and customers anticipated continuing rate declines. Additionally, the Bank maintained a higher percentage of fixed rate time deposits at September 30, 2019 than was the case at December 31, 2018.

The Company has continued its emphasis on funding loans in its marketplace although competition for new loans persists. A disciplined approach to loan pricing, with variable and adjustable rate loans comprising 60% of total loans (at September 30, 2019), has resulted in a loan portfolio yield of 5.39% for the three months ended September 30, 2019 as compared to 5.69% for the same period in 2018. Variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before income tax on the investment portfolio was $9.1 million at September 30, 2019 as compared to a net unrealized loss before tax of $9.5 million at December 31, 2018. The increase in the net unrealized gain on the investment portfolio at September 30, 2019 as compared to December 31, 2018 was due primarily to lower interest rates at September 30, 2019. At September 30, 2019, the net unrealized gain position represented 1.3% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from September 30, 2019. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at September 30, 2019, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at September 30, 2019 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at September 30, 2019 is 2.9 years, the loan portfolio 1.7 years, the interest bearing deposit portfolio 2.4 years, and the borrowed funds portfolio 4.4 years.

The following table reflects the result of simulation analysis on the September 30, 2019 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+19.2%	+32.7%	+6.9%
+300	+14.4%	+24.6%	+6.0%
+200	+9.7%	+16.4%	+4.9%
+100	+4.8%	+8.2%	+2.9%
0	—	—	—
-100	-3.7%	-6.3%	-4.3%
-200	-8.0%	-13.6%	-14.0%

The results of simulation are within the relevant policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. Due to the level of market rates at September 30, 2019,  interest rate shocks of -300 and -400 basis points leave the Bank with zero and negative rate instruments and are not considered practical or informative.  The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at September 30, 2019 are not considered to be excessive. The impact of -3.7% in net interest income and -6.3% in net income given a 100 basis point decrease in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing downward while non-interest bearing deposits are not expected to have lower interest costs.

In the third quarter of 2019, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at September 30, 2019 was similar to the interest rate risk position at December 31, 2018.

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

During the third quarter of 2019, average market interest rates decreased across the yield curve. Overall, there was a flattening of the yield curve as compared to the third quarter of 2018 with rate decreases being generally more significant at the longer end of the yield curve.

As compared to the third quarter of 2018, the average two-year U.S. Treasury rate decreased by 89 basis points from 2.58% to 1.69%, the average five year U.S. Treasury rate decreased by 118 basis points from 2.81% to 1.63% and the average ten year U.S. Treasury rate decreased by 112 basis points from 2.92% to 1.80%. The Company’s net interest margin was 3.72% for the third quarter of 2019 and 4.15% in the third quarter of 2018. The Company believes that the net interest margin in the most recent quarter as compared to 2018’s third quarter has been consistent with its interest risk analysis at December 31, 2018.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 93% and 94% of the Company’s revenue for the third quarter of 2019 and 2018, respectively.

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

At September 30, 2019, the Company had a positive GAP position of approximately $420 million or 5% of total assets out to three months and a positive cumulative GAP position of $384 million or 4% of total assets out to 12 months; as compared to a positive GAP position of approximately $604 million or 7% of total assets out to three months and a positive cumulative GAP position of $417 million or 5% of total assets out to 12 months at December 31, 2018. The change in the positive GAP position at September 30, 2019, as compared to December 31, 2018, was due to an increase in immediately repricing interest bearing liabilities while increasing fixed rate assets. The change in the GAP position at September 30, 2019 as compared to December 31, 2018 is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

GAP Analysis

September 30, 2019

(dollars in thousands)

Repricible in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$161,837	$81,444	$161,635	$123,778	$208,576	$737,270
Loans (1)(2)	3,878,017	648,834	1,271,654	971,558	841,297	7,611,360
Fed funds and other short-term investments	388,865	—	—	—	—	388,865
Other earning assets	74,726	—	—	—	—	74,726
Total	$4,503,445	$730,278	$1,433,289	$1,095,336	$1,049,873	$8,812,221	$191,246	$9,003,467

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$77,850	$215,716	$463,364	$336,501	$957,675	$2,051,106
Interest bearing transaction	918,011	—	—	—	—	918,011
Savings and money market	2,809,530	—	—	—	225,000	3,034,530
Time deposits	348,057	550,545	369,117	128,008	3,139	1,398,866
Customer repurchase agreements and fed funds purchased	30,297	—	—	—	—	30,297
Other borrowings	—	—	148,197	69,392	100,000	317,589
Total	$4,183,745	$766,261	$980,678	$533,901	$1,285,814	$7,750,399	$68,474	$7,818,873
GAP	$319,700	$(35,983)	$452,611	$561,435	$(235,941)	$1,061,822
Cumulative GAP	$319,700	$283,717	$736,328	$1,297,763	$1,061,822

Cumulative gap as percent of total assets	3.55%	3.15%	8.18%	14.41%	11.79%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$100,000	$—	$(100,000)	$—	$—	$—
Interest Rate Swaps - Fed Funds based	—	—	—	—	—	—
Total	$100,000	$—	$(100,000)	$—	$—	$—	$—	$—
GAP	$419,700	$(35,983)	$352,611	$561,435	$(235,941)	$1,061,822
Cumulative GAP	$419,700	$383,717	$736,328	$1,297,763	$1,061,822	$—
Cumulative gap as percent of total assets	4.66%	4.26%	8.18%	14.41%	11.79%

(1)	Includes loans held for sale.
(2)	Nonaccrual loans are included in the over 60 months category.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At September 30, 2019, non-owner-occupied commercial real estate loans (including construction, land, and land development loans) represent 355% of total risk based capital. Construction, land and land development loans represent 123% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

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

During the third quarter of 2019, the Company adopted its first share repurchase program. Under the repurchase program, the Company may repurchase up to 1,715,547 shares of its common stock, or approximately 5% of its outstanding shares of common stock at June 30, 2019 of approximately 34,539,853. The repurchase program will expire on December 31, 2019, subject to earlier termination of the program by the Board of Directors. Through September 30, 2019, the Company has repurchased 822,200 shares at a weighted average price of $40.58 per share.

The Company announced a regular quarterly cash dividend on September 25, 2019 of $0.22 per share to shareholders of record on October 15, 2019 and payable October 31, 2019.

The actual capital amounts and ratios for the Company and Bank as of September 30, 2019 and December 31, 2018 are presented in the table below.

	Company		Bank			To Be Well Capitalized Under Prompt
	Actual		Actual		Minimum Required For	Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Capital Adequacy Purposes	Regulations *
As of September 30, 2019
CET1 capital (to risk weighted assets)	$1,074,526	12.76%	$1,220,452	14.51%	7.000%	6.5%
Total capital (to risk weighted assets)	1,354,313	16.08%	1,294,239	15.38%	10.500%	10.0%
Tier 1 capital (to risk weighted assets)	1,074,526	12.76%	1,220,452	14.51%	8.500%	8.0%
Tier 1 capital (to average assets)	1,074,526	12.19%	1,220,452	13.87%	4.000%	5.0%

As of December 31, 2018
CET1 capital (to risk weighted assets)	$1,007,438	12.49%	$1,147,151	14.23%	6.375%	6.5%
Total capital (to risk weighted assets)	1,297,427	16.08%	1,217,140	15.10%	9.875%	10.0%
Tier 1 capital (to risk weighted assets)	1,007,438	12.49%	1,147,151	14.23%	7.875%	8.0%
Tier 1 capital (to average assets)	1,007,438	12.10%	1,147,151	13.78%	5.000%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At September 30, 2019 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

GAAP Reconciliation (Unaudited)

(dollars in thousands except per share data)

	Three Months Ended	Nine Months Ended	Twelve Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019	December 31, 2018	September 30, 2018	September 30, 2018
Common shareholders’ equity		$1,184,594	$1,108,941		$1,061,651
Less: Intangible assets		(104,915)	(105,766)		(106,481)
Tangible common equity		$1,079,679	$1,003,175		$955,170

Book value per common share		$35.13	$32.25		$30.94
Less: Intangible book value per common share		(3.11)	(3.08)		(3.10)
Tangible book value per common share		$32.02	$29.17		$27.84

Total assets		$9,003,467	$8,389,137		$8,057,855
Less: Intangible assets		(104,915)	(105,766)		(106,481)
Tangible assets		$8,898,552	$8,283,371		$7,951,374
Tangible common equity ratio		12.13%	12.11%		12.01%

Average common shareholders’ equity	$1,197,513	$1,164,541	$1,022,642	$1,040,826	$1,003,439
Less: Average intangible assets	(105,034)	(105,297)	(106,806)	(106,629)	(106,949)
Average tangible common equity	$1,092,479	$1,059,245	$915,836	$934,197	$896,490

Net Income Available to Common Shareholders	$36,495	$107,487	$152,276	$38,949	$111,959
Average tangible common equity	$1,092,479	$1,059,245	$915,836	$934,197	$896,490
Annualized Return on Average Tangible Common Equity	13.25%	13.57%	16.63%	16.54%	16.70%

(dollars in thousands except per share data)	Nine Months Ended September 30, 2019
	GAAP	Change	Non-GAAP
Noninterest Expense
Nonperforming assets	$59,137	$(16,528)	$42,609
Nonperforming loans	$57,650	$(16,528)	$41,122

Other Ratios (annualized):
Nonperforming assets to total assets	0.66%		0.47%
Nonperforming loans to total loans	0.76%		0.54%
Allowance for credit losses to total nonperforming loans	127.87%		179.27%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company maintained effective disclosure controls and procedures as of September 30, 2019.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company and its subsidiaries are participants in various legal proceedings incidental to their business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

On July 24, 2019, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer, on behalf of persons similarly situated, who purchased or otherwise acquired Company securities between March 2, 2015 and July 17, 2019. Shiva Stein vs. Eagle Bancorp, Inc., et. al. (Case 1:19-cv-06873).  The plaintiff in the action alleges that certain of the Company’s 10-K reports and other public disclosures contained material misrepresentations, or omitted material information, about the business, operations and management of the Company, including the effectiveness of its internal controls and related party transactions, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 20(a) of that act, resulting in injury to the purported class members as a result the decline in the value of the Company’s common stock following the disclosure of increased legal expenses associated with certain government investigations involving the Company. The relief sought in the lawsuit includes damages. While we continue to review the complaint, the Company believes that the claims asserted are without merit and intends to defend vigorously against them.

Item 1A - Risk Factors

There have been no material changes as of September 30, 2019 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities	None

(b) Use of Proceeds	Not Applicable

(c) Issuer Purchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2019	—	$—	—	—
August 1-31, 2019	610,500	39.90	610,500	1,105,047
September 1-30, 2019	211,700	42.54	211,700	893,347
Total	822,200	40.58	822,200	893,347

(1) In August 2019, the Company’s Board of Directors authorized the purchase of up to 1,715,547 shares of the Company’s common stock from the date of approval of the plan through December 31, 2019, subject to earlier termination by the Board of Directors (the “Repurchase Program”). The Repurchase Program was announced by a press release dated August 9, 2019 and a Form 8-K filed on August 9, 2019. Under the Repurchase Program, the Company may acquire its common stock in the open market or in privately negotiated transactions, including 10b5-1 plans. The Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without notice. No shares were purchased during the three months ended September 30, 2019 other than pursuant to the Repurchase Program.

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fixed-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
10.1	2016 Stock Option Plan (6)
10.2	2006 Stock Plan (7)
10.3	Employment Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (8)
10.4	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Antonio F. Marquez (9)
10.5	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Susan G. Riel (10)
10.6	Amended and Restated Employment Agreement dated as of January 31, 2017, between EagleBank and Janice L. Williams (11)
10.7	Non-Compete Agreement dated as of April 7, 2017, between EagleBank and Charles D. Levingston (12)
10.8	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (13)
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (14)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (15)
10.11	Form of Supplemental Executive Retirement Plan Agreement (16)
10.12	Amended and Restated Employment Agreement dated as of January 31, 2017 between EagleBank and Lindsey S. Rheaume (17)
10.13	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (18)
10.14	Virginia Heritage Bank 2006 Stock Option Plan (19)
10.15	Virginia Heritage Bank 2010 Long-Term Incentive Plan (20)
10.16	First Amendment to Employment Agreement of Charles D. Levingston (21)
10.17	First Amendment to Amended and Restated Employment Agreement of Antonio F. Marquez (22)
10.18	First Amendment to Amended and Restated Employment Agreement of Susan G. Riel (23)
10.19	First Amendment to Amended and Restated Employment Agreement of Janice L. Williams (24)
10.20	First Amendment to Amended and Restated Employment Agreement of Lindsey S. Rheaume (25)
10.21	2019 Senior Executive Incentive Plan (26)
10.22	2019 Long Term Incentive Plan (27)
10.23	Chairman Compensation Agreement dated as of May 31, 2019 among Eagle Bancorp, Inc. Eagle Bank and Norman R. Pozez
10.24	Non-Compete Agreement dated as of May 31, 2019 among Eagle Bancorp, Inc. Eagle Bank and Norman R. Pozez
11	Statement Regarding Computation of Per Share Income
See Note 11 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Susan G. Riel
31.2	Certification of Charles D. Levingston
32.1	Certification of Susan G. Riel
32.2	Certification of Charles D. Levingston
101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at September 30, 2019, December 31, 2018
(ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2019 and 2018
(iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018

(iv)	Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018
(v)	Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 and 2018
(vi)	Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by Reference to Exhibit 4.2 to the Company’s Current report on Form 8-K filed on July 22, 2016.
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-211857) filed on June 6, 2016.
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(10)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(11)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 6, 2017.
(12)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017.
(13)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(14)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(15)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(17)	Incorporated by reference to Exhibit 10.7 to the Company’s current Report on Form 8-K filed on February 6, 2017.
(18)	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(19)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(20)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(22)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(23)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(24)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(25)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 28, 2018.
(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2019.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 12, 2019	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date: November 12, 2019	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company