Form 10-K
period 2019-12-31
EAGLE BANCORP INC
filed 2020-03-02
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ◻ No ⌧

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧ No ◻

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧

Accelerated filer ◻

Non-accelerated filer ◻

Smaller Reporting Company ☐

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ⌧

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2019 was approximately $1.81 billion.

As of February 7, 2020, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 32,809,197.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on

May 21, 2020 are incorporated by reference in Part III hereof.

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

The Bank, a Maryland chartered commercial bank, which is a member of the Federal Reserve System, is the Company’s principal operating subsidiary. It commenced banking operations on July 20, 1998. The Bank currently operates twenty banking offices: six in Suburban Maryland; five located in the District of Columbia; and nine in Northern Virginia. The Bank also has six lending centers and utilizes various electronic capabilities, including remote deposit services and mobile banking services. The Bank may seek additional banking offices consistent with its strategic plan, although there can be no assurance that the Bank will establish any additional offices, or that any branch office will prove to be profitable.

The Bank has three active direct subsidiaries: Bethesda Leasing, LLC, Eagle Insurance Services, LLC, and Landroval Municipal Finance, Inc. Bethesda Leasing, LLC holds title to and operates real estate owned and acquired through foreclosure. Eagle Insurance Services, LLC offers access to insurance products and services through a referral program with a third party insurance broker. Landroval Municipal Finance, Inc. focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.The Bank operates as a community bank alternative to the super-regional financial institutions, which dominate its primary market area. The cornerstone of the Bank’s philosophy is to provide superior, personalized service to its clients. The Bank focuses on relationship banking, providing each client with a number of services, familiarizing itself with, and addressing itself to, client needs in a proactive, personalized fashion. Management believes that the Bank’s target market segments, small and medium-sized for profit and non-profit businesses and the consumer base working or living in and near the Bank’s market area, demand the convenience and personal service that an independent locally based financial institution such as the Bank can offer. These themes of convenience and proactive personal service form the basis for the Bank’s business development strategies.

The Company has grown primarily through organic growth over its twenty one year history. Two acquisitions have been completed (one in 2008 and one in 2014). On August 31, 2008, the Company completed the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) which increased loans and deposits by approximately $361 million and $385 million, respectively. The acquisition of Virginia Heritage Bank (“Virginia Heritage”) completed on October 31, 2014, added approximately $800 million in loans, and $645 million in deposits. Refer to Note 7 to the Consolidated Financial Statements for additional disclosure regarding intangible assets established incident to mergers and acquisitions.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At December 31, 2019, owner occupied commercial real estate and construction - C&I (owner occupied) represent approximately 14% of the loan portfolio. At December 31, 2019, non-owner occupied commercial real estate and real estate construction represented approximately 64% of the loan portfolio. The combined owner occupied and commercial real estate loans represented approximately 78% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 85% of all loans being secured or partially secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment, and account receivable financing. This loan category represents approximately 20% of the loan portfolio at December 31, 2019 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 1% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 1% of the loan portfolio at December 31, 2019 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 1% of the loan portfolio consists of residential mortgage loans. At December 31, 2019, the repricing duration of these loans was 24 months. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank’s level of capital. At January 31, 2020, the Bank had a legal lending limit of $196 million. At December 31, 2019, the average loan size outstanding for Commercial Real Estate, or CRE, and Commercial and Industrial, or C&I, loans was $4.4 million and $854 thousand, respectively. In accordance with internal lending policies, the Bank may sell participations in its loans to other banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients. The risk of nonpayment (or deferred payment) of loans is inherent in all lending. The Bank’s marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those associated with loans to larger companies. Management and/or committees of the Bank carefully evaluate loan applications and attempt to minimize credit risk exposure by use of extensive loan application data, due diligence, and approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.

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

The Company’s loan portfolio includes loans made for real estate ADC purposes, including both income producing and owner occupied projects. ADC loans amounted to $1.61 billion at December 31, 2019. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 65% of the outstanding ADC loan portfolio at December 31, 2019. The decision to establish a loan funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis and which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

The Company and Bank have formalized an asset and liability management process and have a standing ALCO consisting of senior management who report to the Board. The ALCO operates under established policies and practices and a Committee Charter, which practices are updated and re-approved annually. A typical ALCO meeting includes discussion of current economic conditions and balance sheet and other strategies, including interest rate trends and, the current balance sheet and earnings position, comparisons to budget, cash flow estimates, liquidity positions, liquidity stress tests (quarterly), and funding alternatives as necessary, interest rate risk position (monthly), including derivative positions, capital positions of the Company and Bank, reviews (including independent reviews) of the investment portfolio of the Bank and the Company, and the approval of investment transactions. Additionally, monthly ALCO meetings may include reports and analysis of outside firms to enhance the Committee’s knowledge and understanding of various financial matters. Various other bank employees attend monthly committee meetings to build their understanding of all financial matters. A weekly conference call is scheduled to bring added attention primarily to shorter term cash flow estimates and interest rate matters.

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

MARKET AREA AND COMPETITION

The primary service area of the Bank is the Washington, D.C. metropolitan area. With a population of nearly 6.2 million, the region is the 6th largest metropolitan area in the US (US Census Bureau 2018). Total employment in the region is approximately 3,353,400 per the October 2018 Bureau of Labor Statistics (BLS) report. The region has the 7th highest rate of job creation records of any market in the country with reported new job creation of 60,700 new jobs created in 2018. The Washington D.C. metropolitan area contains a substantial federal workforce, as well as a variety of support industries that employ professionals such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, and consultants. The Gross Regional Product (“GRP”) for the metropolitan area in 2018 was reported at $540 billion. Of this amount, approximately 30% is associated with spending by the government. Other significant sectors include professional and business services, education, health, leisure, and hospitality. The region also has a very active non-profit sector including trade associations, colleges, universities, and major hospitals. Transportation congestion and federal government spending levels remain threats to future economic development and quality of life in the area.

Montgomery County, Maryland, with a total population estimated at 1,040,133 as of 2018 and occupying an area of about 500 square miles, borders Washington, D.C. to the north and is roughly 30 miles southwest of Baltimore. Montgomery County represents a diverse and healthy segment of Maryland’s economy. Montgomery County is a thriving business center and is Maryland’s most populous jurisdiction. Population in the county is expected to grow 6.7% between 2018 and 2025. The State of Maryland boasts a demographic profile superior to the U.S. economy at large, and the economy in and around Montgomery County is among the best in Maryland. The number of jobs in Montgomery County has been relatively stable in the recent past with the public sector contributing about 20% of the employment. The unemployment rate in Montgomery County is among the lowest in the state at 2.6% in December of 2018, based on Bureau of Labor Statistics’, or BLS, Local Area Unemployment preliminary dataset. A highly educated population has contributed to favorable median household income of $106,287 with the number of households totaling 370,227. According to the U.S. census update, approximately 59% of the County’s residents in 2018 hold college or advanced degrees, placing the population of Montgomery County among the most educated in the nation. The area boasts a diverse business climate of over 27,000 businesses with over 424,372 private and public sector jobs. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector, and legal, financial services, health care, and professional services sectors. Major private employers include Adventist Healthcare, Lockheed Martin, Giant Food, and Marriott International. The county is also an incubator for firms engaged in biotechnology and the area has traditionally attracted significant amounts of venture capital. Montgomery County is home to many major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes of Health, National Oceanic and Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission, the Food and Drug Administration and the Walter Reed National Military Medical Center in Bethesda.

Prince George’s County, Maryland, covering just under 500 square miles, has a total estimated population of 906,202  as of 2018 and is located just east of Washington, D.C. The county supports 308,849 households as of 2018 with median incomes of $81,969. The unemployment rate in the county was 3.7% in December of 2018 according BLS. Prince George’s County continues to promote a business friendly environment and is home to major employers such as the University of Maryland, Joint Base Andrews Naval Air Facility Washington, U.S. Internal Revenue Service and United Parcel Service.

The District of Columbia, in addition to being the seat of the federal government, is a vibrant city with a well-educated, diverse population. According to survey data from the latest U.S. Census, the estimated 2018 population of the District of Columbia is approximately 702,455, up from 601,766 in 2010. Median household income, at $85,203 as of 2018, is above the national median level of $61,937. The growth of residents in the city is due partially to improvements in the city’s services and to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. As of 2018, the housing market had grown to 319,579 units. While the federal government and its employees are a major factor in the economy, over 100 million square feet of commercial office space support a dynamic business community of more than 23,000 companies. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. Unemployment was 4.8% at December 2018 according to BLS. The disparity between the higher level of unemployment among District of Columbia residents and the strong employment trends reflects the high level of jobs in the District held by residents of the surrounding suburban jurisdictions. The District of Columbia has a well-educated and highly paid work force. The federal government accounts for approximately 27% of the employment and private firms provide an additional 68% with local government making up the other 5%. Other large employers include the many local universities and hospitals. Another significant factor in the economy is the leisure and hospitality industry, as Washington, D.C. remains a popular tourist destination for both national and international travelers.

Fairfax County, Virginia, which is just across the Potomac River and west from Washington, D.C., is a large, affluent jurisdiction with an estimated population of 1,150,000 as of 2018 including Fairfax City. This county covers about 395 square miles. Fairfax County is one of the leading technology centers in the US. Eight Fortune 500 companies are headquartered in the county and 31 of the largest 100 technology federal contractors in the Washington D.C. metropolitan area are located in Fairfax County. The county has over 116.4 million square feet of office space and is one of the largest suburban office markets in the US. It is a thriving residential as well as business center with 393,380 households. The county is among the most affluent in the country with average annual household income of $121,133 as of 2018. Unemployment was 2.1% in December of 2018 according to BLS. Major companies headquartered in the county, which are also major employers, include Capital One Financial, CSC, Gannett, General Dynamics, Hilton Hotels, Leidos, Sallie Mae, and Inova Health Systems. In 2018, global construction firm Bechtel moved their corporate headquarters from San Francisco to Fairfax County. The county is also home to several federal entities including the CIA, Fort Belvoir and a major facility of the Smithsonian Institution.

Arlington County, Virginia, has an estimated population of 230,000. The county is made up of 26 square miles and is situated just west of Washington, D.C., directly across the Potomac River. There are approximately 102,310 households with a median household income of $112,138 as of July 2017. Significant private sector employers include Deloitte, Lockheed Martin, Virginia Hospital Center and Marriott International, Inc. The unemployment rate was just 1.7% at the end of 2018. This is the lowest unemployment rate in the state of Virginia and compares very favorably to the U.S. rate of 3.9%. The population is highly educated, with about 74.1% of residents over 25 years of age holding at least a bachelor’s degree as of 2017. In 2017, Nestle moved their US headquarters to the County. In 2018, Amazon announced that they would be establishing a major corporate presence in Arlington as well.

Alexandria, Virginia is a city with an estimated population of 156,505 as of 2018. The city is made up of just over 15 square miles and sits on the west bank of the Potomac River just south of Arlington, Virginia. There are approximately 69,979 households with a median household income of $96,733 as of2018. Alexandria has  4,711 employer establishments, located in the more than 22 million square feet of office space existing in the city as of December 2018. The unemployment rate was just 1.9% at the end of 2018 according to BLS. The population is highly educated, with over 62.1% of residents over 25 years of age holding at least a bachelor’s degree as of 2018.

Loudoun County, Virginia covers about 520 square miles of land 25 miles northwest of Washington, D.C. and boasts a population of ~400,000. Median household income, according to 2018 Census Bureau data, is $139,915  which is more than twice the national median household income of $61,937. The Virginia Employment Commission expects to see employment growth of 1.2% annually through 2024. The major private employers in the county include United Airlines, Inc., Raytheon Company, Loudoun Hospital Center and Swissport U.S.A., Inc. The county is also home to public sector employees such as the Loudoun County Schools, County of Loudoun, U.S. Department of Homeland Security and the Postal Service.

Throughout the Washington, D.C. metropolitan area, competition is significant from large banking institutions headquartered in and outside of the area. Although some consolidation has occurred in the market in the past few years, the Bank continues to compete with other community banks, savings and loan associations, credit unions, mortgage companies and finance companies, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, private lenders and nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and make larger technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions headquartered out-of-state allows for higher lending limits than the Bank, although the Bank’s current lending limit is quite favorable and able to accommodate the credit needs of most businesses in the Washington D.C. metropolitan area, which distinguishes it from most community banks in the market area. Some of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent lesser regulation in the case of mortgage companies, finance companies, and many nontraditional competitors. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, regulation of all financial firms was heightened, although new legislation in 2018 did amend some  of the prior law and eased bank regulatory pressures, prompting some de novo activity, but mostly driving further consolidation . Under current law, unlimited interstate de novo branching is available to all state and federally chartered banks. As a result, institutions, which previously were ineligible to establish de novo branches in the Bank’s market area, may elect to do so.

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

EMPLOYEES

At December 31, 2019 the Bank employed 492 persons on a full time basis (five of whom are executive officers of the Bank), which compares to 470 employees at December 31, 2018. None of the Bank’s employees are represented by any collective bargaining group and the Bank believes that its employee relations are good. At December 31, 2019, the Bank provided a benefit program, which included health and dental insurance, a 401(k) plan, life and short and long-term disability insurance, and company paid fitness facilities in various locations. Additionally, the Company maintains an employee stock purchase plan and a stock-based compensation plan for employees of the Bank who meet certain eligibility requirements. A performance-based stock compensation plan is also maintained for executive officers meeting certain requirements. All employees benefit from robust training programs and a tuition assistance program. Additionally, leadership development programs are offered to employees who meet certain eligibility requirements.

REGULATION

Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or may affect us. This summary is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Supervision, regulation, and examination of the Company by the regulatory agencies are intended primarily for the protection of depositors and the Deposit Insurance Fund, rather than our shareholders.

The Company. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or the Act and is subject to regulation and supervision by the Federal Reserve Board. The Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and actions, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also examine the Company and each of its subsidiaries. The Company is subject to risk-based capital requirements adopted by the Federal Reserve Board, which are substantially identical to those applicable to the Bank, and which are described below.

The Act requires approval of the Federal Reserve Board for, among other things, a bank holding company’s direct or indirect acquisition of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act also generally permits the acquisition by a bank holding company of control, or substantially all of the assets of, any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law; but if the bank is at least 5 years old, the Federal Reserve Board may approve the acquisition.

With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in, or acquire an interest in a company that engages in, activities which the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.  Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare. The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

The Gramm Leach-Bliley Act of 1999, or GLB Act, allows a bank holding company or other company to certify its status as a financial holding company, which would allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The Company has not elected financial holding company status.

The Act and the Federal Deposit Insurance Act, or FDIA, require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. As a result of a bank holding company's source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinated capital or other instruments which qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the Bank. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, each of the bank holding company's subsidiary FDIC-insured depository institutions is responsible for losses to the FDIC as a result of an affiliated depository institution's failure.

Share Repurchases. A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then outstanding common stock if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions. Redemptions of equity in the form of preferred stock are generally subject to a prior approval requirement, and the capital conservation buffer requirement can also restrict the Company’s ability to engage in repurchases of its regulatory capital instruments as described below under “Capital Adequacy.”

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

The Bank. The Bank is a Maryland chartered commercial bank and a member of the Federal Reserve System, or a state member bank, whose accounts are insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits of the FDIC. The Bank is subject to regulation, supervision and regular examination by the State of Maryland Office of Financial Regulation and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting shareholders.

Commercial banks, savings and loan associations and credit unions are generally able to engage in interstate banking or acquisition activities. As a result, banks in the Washington, D.C. Metropolitan area can, subject to limited restrictions, acquire or merge with a bank in another jurisdiction, and can branch de novo in any jurisdiction.

Banking is a business, which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and on securities held in its investment portfolio constitutes the major portion of the Bank’s earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to the Company or any other subsidiary of the Company; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Riegle-Neal Act, by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act. Washington, D.C., Maryland and Virginia have each enacted laws, which permit interstate acquisitions of banks and bank branches. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch.

The GLB Act made substantial changes in the historic restrictions on non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited. The GLB Act also allows banks to engage in a wider array of nonbanking activities through “financial subsidiaries.”

Brokered Deposits. A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Deposit brokers may attract deposits from individuals and companies throughout the United States and internationally whose deposit decisions are based primarily on obtaining the highest interest rates. Certain reciprocal deposits of up to the lesser of $5 billion or 20% of an institution’s deposits are excluded from the definition of brokered deposits, where the institution is "well-capitalized" and has a composite rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2019, brokered deposits represented approximately 25% of our total deposits. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy. In addition, banks that become less than "well-capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowing, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations. In December 2019, the FDIC issued a proposed rule intended to update and modernize the FDIC’s brokered deposit regulations. The proposed rule, among other things, would revise the definition of “deposit broker” and the accompanying exceptions. We are evaluating the proposed rule and its potential impact on our operations and results.

Bank Secrecy Act. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Bank Secrecy Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Bank Secrecy Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.

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

Capital Adequacy. The Federal Reserve Board and the other federal banking agencies have adopted risk-based and leverage capital adequacy requirements, pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

The federal banking agencies have adopted rules, referred to as the Basel III Rules, to implement the framework for strengthening international capital and liquidity regulation adopted by the Basel Committee on Banking Supervision, or Basel III. The Basel III framework, among other things, (i) introduced the concept of common equity tier one capital, or CET1, (ii) required that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, (iii) expanded the scope of the adjustments to capital that may be made as compared to existing regulations, and (iv) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements. Under the Basel III Rules, repurchase or redemption of Additional Tier 1 and Tier 2 capital instruments requires prior approval of the appropriate federal banking agency, which in our case is the Federal Reserve for both the Company and the Bank. Prior approval to repurchase or redeem CET1 instruments is only required under the Basel III Rules to the extent that a separate legal or regulatory requirement for prior approval applies, such as the restrictions described under “Share Repurchases” above.

The Basel III Rules require institutions requires banks to maintain: (i) a minimum ratio of CET1 to risk-weighted assets of 4.5%, plus a “capital conservation buffer” of 2.5%, or 7.0%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer, or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of 8.0% plus the capital conservation buffer, or 10.5%; and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average of the month-end ratios each month during a calendar quarter).

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer face constraints on their ability to pay dividends, effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall.

Under the Basel III Rules, mortgage-servicing assets and deferred tax assets are subject to certain restrictions on their inclusion as capital. In July 2019, the Federal Reserve and the other federal banking regulators issued a final rule to simplify the regulatory capital treatment of mortgage-servicing assets, certain deferred tax assets arising from temporary differences and investments in the capital of unconsolidated financial institutions.  This final rule, which becomes effective April 1, 2020 (although companies may choose to apply the simplifications as early as January 1, 2020), will result in (i) a change to the individual CET1 deduction threshold for these assets from 10% to 25%, (ii) elimination of the aggregate deduction threshold of 15% for these assets, (iii) assignment of a 250% risk weight for any mortgage-servicing assets or deferred tax assets not deducted from CET1 capital and (iv) assignment of an exposure category risk weight for investments in the capital of unconsolidated financial institutions not deducted from CET1 capital.

The Basel III Rules also include, as part of the definition of CET1, a requirement that banking institutions include the amount of additional other comprehensive income, or AOCI, which primarily consists of unrealized gains and losses on available-for-sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rules to that institution. The Company opted out of this requirement and, as such, does not include AOCI in its regulatory capital calculation.

The Basel III Rules provide for the manner of calculating risk-weighted assets, including the recognition of credit risk mitigation, such as financial collateral and a range of eligible guarantors. They also include the risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan-to-value, or LTV, and equity components. In particular, loans categorized as “high-volatility commercial real estate,” or HVCRE, loans are required to be assigned a 150% risk weighting and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the LTV is less than the applicable maximum supervisory LTV ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised “as completed” value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full. The “Economic Growth, Regulatory Relief, and Consumer Protection Act,” or the 2018 Act, expanded the exclusion from HVCRE loans to include credit facilities financing the acquisition or refinance of, or improvements to, existing income producing property, secured by the property, if the cash flow being generated by the property is sufficient to support the debt service and expenses of the property in accordance with the institution’s loan criteria for permanent financing. The 2018 Act also provides that the value of contributed property will be its appraised value, rather than its cost. The 2018 Act permits an institution to reclassify an HVCRE loan as a non-HVCRE loan upon substantial completion of the project, where the cash flow from the property is sufficient to support debt service and expenses, in accordance with the institution’s underwriting criteria for permanent financing. In November 2019, the federal banking agencies jointly amended the Basel III Rules to implement this provision of the 2018 Act applicable to HVCRE exposures.

The 2018 Act also directed the federal banking agencies to develop a “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average consolidated total assets. In October 2019, the federal banking agencies adopted a Community Bank Leverage Ratio of 9%. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such institution is considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. An institution or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. The Company and Bank qualify for this simplified capital regime, but there can be no assurance that satisfaction of the Community Bank Leverage Ratio will provide adequate capital for their operations and growth, or an adequate cushion against increased levels of nonperforming assets or weakened economic conditions if the Company and Bank elect to apply this regime.

As discussed below, the Basel III Rules also integrate the capital requirements into the prompt corrective action provisions under Section 38 of the FDIA.

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

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, or RWA, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV supported the revisions. Although it is uncertain at this time, it is anticipated that some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Bank effective January 1, 2022.

In 2016, FASB issued the current and expected credit losses model (“CECL”), which became applicable to us on January 1, 2020. CECL requires financial institutions to estimate and establish a provision for credit losses over the lifetime of the asset, at the origination or the date of acquisition of the asset, as opposed to reserving for incurred or probable losses through the balance sheet date. Upon implementation, an institution  recognizes a one-time cumulative effect adjustment to the allowance for credit losses.  The Federal Reserve and FDIC have adopted a rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations for this purpose. The following capital requirements currently apply to the Bank for purposes of Section 38.

	Total Risk-Based	Tier 1 Risk-Based	Common Equity		Tangible Equity
Capital Category	Capital Ratio	Capital Ratio	Tier 1 Capital Ratio	Leverage Ratio	to Assets
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%

An institution generally must file a written capital restoration plan which meets specified requirements with the appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. The appropriate federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the appropriate federal banking agency notifies the institution that it has remained adequately capitalized for four consecutive calendar quarters. An institution that  fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA that are applicable to significantly undercapitalized institutions.

A “critically undercapitalized institution” is required to be placed in conservatorship or receivership within 90 days, unless the FDIC formally determines that forbearance from such action would better protect the Deposit Insurance Fund. Unless the FDIC or other appropriate federal banking agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized during the fourth calendar quarter after the date it became critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after an institution becomes critically undercapitalized unless good cause is shown and an extension is agreed to by the federal regulators. In general, good cause requires that adequate capital has been raised and is imminently available for infusion into the institution, except for certain technical requirements, which may delay the infusion for a period of time beyond the 90 day time period.

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

Regulatory Enforcement Authority. Federal banking law grants substantial enforcement powers to the federal banking agencies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

The Dodd-Frank Act. The Dodd-Frank Act made significant changes to the U.S. bank regulatory structure, affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required a number of federal agencies to adopt a broad range of rules and regulations. The following provisions are considered to be of greatest significance to the Company:

●	Expanded the authority of the Federal Reserve Board to examine bank holding companies and their subsidiaries, including insured depository institutions.
●	Required a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition.
●	Provided mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures.
●	Created the Consumer Financial Protection Bureau, or CFPB, which has rulemaking authority for a wide range of consumer protection laws that apply to all banks, and has broad powers to supervise and enforce consumer protection laws.
●	Created the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.
●	Introduced additional corporate governance and executive compensation requirements on companies subject to the Securities Exchange Act of 1934, as amended, or Exchange Act.
●	Permitted FDIC-insured banks to pay interest on business demand deposits.

●	Adopted Section 13 of the Act, commonly referred to ask the Volcker Rule, which restricts the ability of institutions and their holding companies to and affiliates to make proprietary investments in securities and to invest in certain covered nonpublic investment vehicles, and to extend credit to such vehicles.
●	Codified the requirement that holding companies and other companies that directly or indirectly control an insured depository institution to serve as a source of financial strength.
●	Made permanent the $250 thousand limit for federal deposit insurance.
●	Permitted national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

The 2018 Act includes provisions revising Dodd-Frank Act provisions, including provisions that, among other things: (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) exempt certain transactions valued at less than $400,000 in rural areas from appraisal requirements; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the expanded data disclosures required under the Home Mortgage Disclosure Act, or HMDA; (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TILA-RESPA Integrated Disclosure applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use; (vi) revise treatment of HVCRE exposures; and (vii) create the simplified Community Bank Leverage Capital Ratio. The 2018 Act also exempts community banks from the Volcker Rule, if they have less than $10 billion in total consolidated assets. The 2018 Act also adds certain protections for consumers, including veterans and active duty military personnel, expands credit freezes, and calls for the creation of an identity theft protection database.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, a new, independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the GLB Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with over $10 billion in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. The CFPB has issued rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB has also issued rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans and rules which, among other things, expand the scope of information lenders must report in connection with mortgage and other housing-related loan applications under HMDA. These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

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

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. The Bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the Bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements.

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

FDIC Insurance Premiums. The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. The FDIC has established four risk categories, each subject to a different premium rate, ranging from a low of 2.5 basis points up to 45 basis points, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. In general, an institution’s assessment base for calculating its deposit insurance premium is determined by subtracting its tangible equity and certain allowable deductions from its consolidated average assets. There are three adjustments that can be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for institutions other than those with the lowest risk rating, a potential increase for brokered deposits above a threshold amount. Institutions with less than $10.0 billion in assets that have been FDIC-insured for at least five years, instead of the four risk categories, a financial ratios method based on a statistical model estimating the bank's probability of failure over three years, utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The financial ratios method also provides that community banks with brokered deposits in excess of 10% of total consolidated assets (inclusive of reciprocal deposits if a bank is not well-capitalized or has a composite supervisory rating other than a 1 or 2) may be subject to an increased assessment rate if it has experienced rapid growth; lowers the range of authorized assessment rates to 1.5 basis points for institutions posing the least risk, increases the range up to 40 basis points for institutions posing the most risk; and further lowers the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more. Institutions with over $10.0 billion in total consolidated assets are required to pay a surcharge of 4.5 basis points on their assessment basis, subject to certain adjustments. The FDIC may also impose special assessments from time to time. Under the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), FDIC insured institutions with assets in excess of $10 billion are also subject to a phase out of the deductibility of deposit insurance premiums.

The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250 thousand per depositor. The Dodd-Frank Act also broadened the base for calculating FDIC insurance assessments. Assessments are now based on a financial institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act required the FDIC to increase the reserve ratio of the Deposit Insurance Fund  to 1.35% of insured deposits and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

Increased Focus on Lending to Members of the Military. The federal banking agencies and the Department of Justice have recently increased their focus on financial institution compliance with the Servicemembers Civil Relief Act (“SCRA”). The SCRA requires a bank to cap the interest rate at 6% for any loan to a member of the military who goes on active duty after taking out the loan. It also limits the actions the bank can take when a servicemember is in foreclosure. The Bank fully complies with this rule.

Affiliate Transactions. The Company and  Bank are separate and distinct legal entities, and the Company is an affiliate of the Bank. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of the bank's capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank's capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

ITEM 1A.    RISK FACTORS

An investment in our securities involves risks. Before making an investment decision, you should carefully read and consider the risk factors described below as well as the other information included in this report and other documents we file with the SEC, as the same may be updated from time to time. Any of these risks, if they actually occur, could materially adversely affect our business, financial condition, and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect us. In any such case, you could lose all or a portion of your original investment.

The price of our common stock may fluctuate significantly, which may make it difficult for investors to resell shares of common stock at a time or price they find attractive.

Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In addition to those described in “Caution About Forward Looking Statements,” these factors include:

●	Actual or anticipated quarterly fluctuations in our operating results and financial condition;
●	Changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
●	Reports in the press, internet, or investment community generally or relating to our reputation or the financial services industry, whether or not those reports are based on accurate, complete or transparent information;
●	Uncertainties related to our regulatory relationships or status;
●	Strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
●	Fluctuations in the stock price and operating results of our competitors;
●	Future sales of our equity or equity-related securities;
●	Proposed or adopted regulatory changes or developments;
●	Domestic and international economic and political factors unrelated to our performance;
●	Actions of one or more investors in selling our common stock short; and
●	General market conditions and, in particular, developments related to market conditions for the financial services industry.

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

Although the daily trading volume of our common stock on Nasdaq Stock Market, or Nasdaq, has increased, averaging approximately 236,178  shares per trading day for 2019 and 181,546 shares for the 90 trading days ended February 21, 2020, there can be no assurance that the market for our common stock can accommodate the sale of large quantities of our common stock in a short time frame without adversely impacting the market price for our stock. As a result, shareholders may find it difficult to sell a significant number of shares of our common stock at the prevailing market price.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business practices and prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. The publication of any such commentary regarding us in the future may bring about a temporary, or possibly long term, decline in the market price of our common stock. In the past, the publication of commentary regarding us by a self-described short seller has been associated with the selling of shares of our common stock in the market on a large scale, resulting in a significant decline in the market price per share of our common stock. No assurances can be made that similar declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers, as a result of regulatory uncertainty, or otherwise. When the market price of a company's stock drops significantly, it is not unusual for stockholder lawsuits to be filed or threatened against the company and its board of directors and for a company to suffer reputational damage, or for a company to be subject to regulatory or governmental investigations or enforcement actions. Such events could cause us to incur substantial costs and divert the time and attention of our board and management. In addition, reputational damage to the Company may affect our ability to attract and retain deposits and may cause our deposit costs to increase, which could adversely affect our liquidity and earnings, and adversely impact our ability to raise capital, which could adversely affect our growth. Reputational damage may also affect our ability to attract and retain loan customers and maintain and develop other business relationships, which could likewise adversely affect our earnings. Negative reports issued by short sellers or reputational damage could also negatively impact our ability to attract and retain employees.

Our ability to make distributions in respect of our securities may be limited.

Our ability to pay a cash dividend on our common stock, to repurchase of shares of our common stock, or to pay interest on our subordinated debt will depend largely upon the ability of the Bank, the Company’s principal operating business, to declare and pay dividends to the Company. Payment of distributions on our securities will also depend upon the Bank’s earnings, financial condition, and need for funds, as well as laws, regulations and governmental policies applicable to the Company and the Bank, which limit the amount of distributions that may be made. In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank each must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends and repurchasing shares. The payment of dividends in any period, and the adoption or implementation of a share repurchase program, do not mean that the Company will continue to pay dividends at the current level, or at all, or that it will repurchase any additional shares of common stock.  Refer to “Regulation” under Item 1 and to “Market for Common Stock” under Item 5 for additional information.

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

We have grown in the past several years through organic growth. We intend to seek further growth in the level of our assets and deposits and selectively in the number of our branches, both within our existing footprint within the Washington, D.C. metropolitan area, although no additional branches are currently anticipated in 2020. We cannot provide any assurance that we will continue to be able to maintain our rate of growth at acceptable risk levels and upon acceptable terms, while managing the costs and implementation risks associated with our growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability, or that we would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect our results of operations, financial condition and stock price.

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

The Company and the Bank are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by some softness in selected segments of the real estate market and constrained financial markets, highlighted by historically low interest rates and a flat yield curve. If declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment  emerge, such events could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions (further declining interest rates which negatively impact net interest margins) would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses (although adoption of the new CECL methodology effective January 1, 2020 could mitigate further additions to the allowance for loan losses). The Company may also face the following risks in connection with these events:

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

If these conditions or similar ones continue to exist or worsen, the Company could experience continuing or increased adverse effects on its financial condition and results of operations. Additionally, geopolitical events, terrorist attacks, natural disasters, severe weather conditions, floods, health pandemics (including the recent coronavirus outbreak) and other catastrophic events can have a material adverse effect on the economic environment and our business.

Our financial condition and results of operations would be adversely affected if our allowance for credit losses is not sufficient to absorb actual losses or if we are required to increase our allowance for credit losses.

Historically, we have enjoyed a relatively low level of nonperforming assets and net charge-offs, both in absolute dollars, as a percentage of loans and as compared to many of our peer institutions. As a result of this historical experience, and our low level of losses inherent in our loan portfolio, we have incurred a relatively lower credit loss provision expense, which has positively impacted our earnings. The Financial Accounting Standards Board, or FASB, has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which became applicable to us on January 1, 2020. CECL requires financial institutions to estimate and establish a provision for credit losses over the lifetime of the asset, at the origination or the date of acquisition of the asset, as opposed to reserving for incurred or probable losses through the balance sheet date. The CECL model also applies to certain financial assets other than loans, including held-to-maturity debt securities. Under the CECL model, expected credit deterioration would be reflected in the income statement in the period of origination or acquisition of an asset, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Accordingly, the CECL model could require financial institutions, like the Bank, to increase their allowances for credit losses. Moreover, the CECL model may create more volatility in our level of allowance for credit losses, and consequently in our level of income. We plan to elect the Federal Reserve and  FDIC’s rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard.  If we need to make significant and unanticipated increases in our loss allowance in the future, our business, results of operations, capital and financial condition could be materially adversely affected at that time.

We expect that the adoption of the CECL model will materially affect how we determine our allowance for credit losses, and will result in changes to our allowance. Moreover, the CECL model may create more volatility in the level of the allowance for credit losses. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a one-time 10 to 20% increase in our reserve, inclusive of the reserve for unfunded commitments, as of January 1, 2020 as a cumulative-effect adjustment to the allowance for credit losses recognized through shareholder’s equity.  This number is subject to change as we finalize our CECL testing and documentation. Please refer to Note 1 to the Consolidated Financial Statements for a more detailed discussion of CECL.

The implementation of the CECL model involves the use of estimates and forecasts based on difficult, subjective, and complex judgments, including estimates as to the direction and effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets. To the extent that our analysis of our prior loss experience, current and forecast economic conditions, and other factors included in our estimates of expected loss are incorrect, our allowance for credit losses may be inadequate.  Additionally, to the extent that economic conditions and forecasts and prior loss experience have been favorable, rapid or unforeseen changes in economic conditions or performance of our loans and other financial assets could result in our allowance for credit losses being inadequate, which could materially adversely affect our business, results of operations and financial condition. There can be no assurance that our judgments about our historical loss experience, categorization of loans and other assets and forecasts of economic conditions and other facts that will impact the expected losses on an asset will be correct.

Changes in tax laws could have an adverse effect on us, the banking industry, our customers, the value of collateral securing our loans and demand for loans.

We are subject to the effect of changes in tax laws which could increase the effective tax rate payable by us to federal and state governments, reduce the value of our beneficial tax attributes or otherwise adversely affect our business, results of operations or financial condition.  Additionally, changes in tax laws could have a negative impact on the banking industry, borrowers, the market for single family residential or commercial real estate, or business borrowing. To the extent that changes in law discourage borrowing, ownership of real property or business investment, such changes may have an adverse effect on the demand for our loans. Further, the value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of real estate ownership and borrowing, which could require an increase in our allowance for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Additionally, certain borrowers could become less able to service their debts as a result of changes in taxation. Any such changes could adversely affect our business, financial condition and results of operations.

Changes in accounting standards could impact reported earnings.

From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be operationally complex to implement and can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Effective January 1, 2020, we implemented the CECL framework for our allowance for credit losses. Any such changes (while not anticipated) could adversely affect the Company’s and Bank’s capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation, financial condition and stock price.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation, operating results or stock price could be adversely impacted. As part of our ongoing monitoring of internal and disclosure controls, we occasionally discover material weaknesses or significant deficiencies in our internal and disclosure controls that require remediation; as we did in our current assessment of internal controls. See “Item 9A. Controls and Procedures.” A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Any failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls, or to effect remediation of any material weakness or significant deficiency, could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation, financial condition or stock price.

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

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels. Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which constituted 29% of our total deposits at December 31, 2019. If we are unable to increase customer deposits in an amount sufficient to fund loan growth, we may be required to rely on other, potentially more expensive, sources of liquidity, such as FHLB borrowings, brokered deposits and repurchase agreements, to fund loan growth, which could adversely affect our earnings, or reduce our rate of growth, which could adversely effect our earnings and stock price.

We also have a significant amount of deposits, which are in excess of the maximum FDIC insurance coverage limits. At any time, customers who have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder, or “too big to fail” or could elect to use other non-deposit funding products, such as repurchase agreements, that may require the Bank to pay higher interest and to provide securities as collateral for the Bank’s repurchase obligation. At December 31, 2019, the Bank had approximately $2.82 billion of uninsured deposits, or 39% of our total deposits.

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

We may seek to selectively expand our banking operations through limited de novo branching or opportunistic acquisition activities. We cannot be certain that any expansion activity, through de novo branching, acquisition of branches of another financial institution or a whole institution, or the establishment or acquisition of nonbanking financial service companies, will prove profitable or will increase shareholder value. The success of any acquisition will depend, in part, on our ability to realize the estimated cost savings and revenue enhancements from combining the businesses of the Company and the target company. Our ability to realize increases in revenue will depend, in part, on our ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services. If our estimates turn out to be incorrect or we are not able to successfully combine companies, the anticipated cost savings and increased revenues may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. As with any combination of banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits from our bank. Customers may not readily accept changes to their banking arrangements that we make as part of or following an acquisition. Additionally, the value of an acquisition to the Company is dependent on our ability to successfully identify and estimate the magnitude of any asset quality issues of acquired companies.

We will be subject to heightened regulatory requirements if our total assets grow and exceed $10.0 billion.

As of December 31, 2019, our total assets were $8.99 billion. We anticipate that our total assets may exceed $10 billion within the next few years. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are examined directly by the CFPB with respect to various federal consumer protection laws, subject to enhanced prudential regulation, and subject to additional regulatory requirements. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of significant expenses, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our concentrations of loans may create a greater risk of loan defaults and losses.

A substantial portion of our loans are secured by commercial real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2019, 85% of our loans were secured or partially secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $1.61 billion, or 21% of portfolio loans, were land, land development, and construction loans. An additional $1.55 billion, or 20% of portfolio loans, were commercial and industrial loans, which are generally not secured by real estate. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and, as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or higher losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

In 2019, the Bank originated $666 million and sold $628 million of residential mortgage loans to investors, as compared to $416 million originated and $422 million sold to investors in 2018. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Changes in tax laws could make home ownership less attractive, reducing the demand for residential mortgage loans. Additionally, in many respects, the traditional mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors we cannot be certain that we will be able to continue to maintain or increase the volume or percentage of revenue or net income produced by the residential mortgage business.

Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale by our Residential Lending department.

The Bank originates residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards including fraud, negligence, material misstatement in the loan documents or non-compliance with applicable law. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term or return profits made should the loan prepay within a short period. The potential mortgagor early default repurchase period is up to approximately twelve months after sale of the loan to the investor. The recourse period for fraud, material misstatement, breach of representations and warranties, non-compliance with law, or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. Our experience to date has been minimal in the case of loan repurchases due to default, fraud, breach of representations, material misstatement, or legal non-compliance. While not a significant matter in the past, should repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact our share price.

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

In the normal course of our business, we are named as a defendant in various legal actions, arising in connection with our current and/or prior business activities or public disclosures. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, we may be subject to regulatory enforcement actions. We are also, from time to time, the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by various agencies and other bodies regarding our current and/or prior business activities. The Company has received various document requests and subpoenas from securities and banking regulators and U.S. Attorney’s offices in connection with investigations, which the Company believes relate to the Company's identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things.  The Company is currently defending against shareholder litigation. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices, required changes in our senior officers, or other requirements resulting in increased expenses, diminished income and damage to our business. Our involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, regulatory order or agreement, informal enforcement action, or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in adverse audit findings, or additional litigation, investigations or proceedings as other parties, including other litigants and/or government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, results of operations, financial condition and stock price, including in any particular reporting period.

Further, in such matters, it is inherently difficult to determine whether any loss is probable or whether it is possible to estimate the amount of any reasonably possible loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual fine, penalty or other relief, conditions or restrictions, if any, may be, particularly for actions that are in their early stages of investigation. We may be required to pay fines or civil money penalties, or make other payments in connection with certain of these issues. This uncertainty makes it difficult to estimate probable losses, which, in turn, can lead to substantial disparities between the reserves we may establish for such proceedings and the eventual settlements, fines, or penalties. Adverse determinations in such actions could have a material adverse effect on our business, financial condition, results of operations and stock price.

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

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2019, our cumulative net asset sensitive twelve month gap position was +3% of total assets. As such, we expect modest increases of approximately 5.1% and 8.8%, respectively, in projected net interest income and net income over a twelve month period resulting from a 100 basis point increase in rates and our residential mortgage origination and sale volume could decline as interest rates increase. The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.

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

Uncertainty relating to the discontinuation, reform or replacement of LIBOR may adversely affect our results of operations.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, as the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

The inability to obtain LIBOR rates, and the uncertainty as to the nature, comparability and utility of alternative reference rates which have been or may be established may adversely affect the value of LIBOR-based loans, investment securities and other financial instruments in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and the Bank is required to implement substitute indices for the calculation of interest rates under its loan agreements, it may incur additional expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse affect on its results of operations. At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, the establishment of alternative reference rates, or the impact of any such events on contractual mechanisms may have on the markets, us or our fixed-to-floating rate debt securities. Uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates or other reforms may negatively impact market liquidity, our access to funding required to operate our business and the trading market for our fixed-to-floating rate debt securities. Furthermore, the use of alternative reference rates or other reforms could cause the interest payable on our outstanding fixed-to-floating rate debt securities to be materially different, and potentially higher, than expected.

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

The Bank has been very successful in developing customer relationships. Going forward, should competitive pressures increase, we are subject to the risk that we may not be able to retain the loans and deposits produced by these new relationships. While we believe that our relationship banking model will enable us to keep a significant percentage of these new relationships, there can be no assurance that we will be able to do so, that we would be able to maintain favorable pricing, margins and asset quality, or that we will be able to grow at the same rate we did when alternative financing was not widely available.

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.

The banking industry is highly regulated and supervised under federal and state laws and regulations (“laws and regulations”) that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. The Company and Bank are subject to regulation and supervision by the Federal Reserve, the FDIC, as well as our state regulator. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The laws and regulations applicable to the Company and Bank govern a variety of matters, including permissible types, amounts and terms of loans and investments they may make, the maximum interest rate that may be charged, the amount of reserves that must hold against deposits, the types of deposits that may be accepted and the rates that may be paid on such deposits, maintenance of adequate capital and liquidity, changes in control of the Company and Bank, transactions between the Bank and its affiliates, handling of nonpublic information, restrictions on distributions to shareholders through dividends or share repurchases, dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition and results of operations. Also, the burden imposed by those laws and regulations may place banks in general, including the Bank in particular, at a competitive disadvantage compared to its non-bank competitors. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

Applicable federal and state laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. Future changes may have a material adverse effect on our business, financial condition and results of operations. Federal regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or effect of future legislation or regulation or the application of laws and regulations to us. Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring it to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations.

In addition, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of our business differs from our assessment, we may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on our business, financial condition and results of operations.

Our customers and businesses in the Washington, D.C. metropolitan area in general, may be adversely impacted as a result of changes in government spending.

The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. While the Company does not have a significant level of loans to federal government contractors or their subcontractors, the impact of a shutdown of federal government operations, a decline in federal government spending, a reallocation of government spending to different industries or different areas of the country, or a delay in payments to such contractors, could have a ripple effect. Temporary layoffs, staffing freezes, salary reductions or furloughs of government employees or government contractors could have adverse impacts on other businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area, and may indirectly lead to a loss of revenues by the Company’s customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses. Accordingly, such potential federal government actions could lead to increases in past due loans, nonperforming loans, credit loss reserves, and charge-offs, and a decline in liquidity.

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

In the course of our business we lend against, and from time to time foreclose and take title to, real estate, potentially becoming subject to environmental liabilities associated with the properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and cleanup costs or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If the Bank is the lender to, or owner or former owner of, a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business.

Our operations rely significantly on certain external vendors.

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

We depend on the use of data and modeling in both management’s decision-making, generally, and in meeting regulatory expectations, in particular.

The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision-making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for credit loss measurement, portfolio stress testing, assessing capital adequacy and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlies them. We anticipate that model-derived insights will be used more widely in decision-making in the future. While these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data, flawed quantitative approaches or poorly designed or implemented models could yield adverse or faulty outcomes and decisions, and could result in regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making, which could have a material adverse effect on our business, financial condition, results of operations and share price.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

All properties out of which the Company operates are leased properties. As of December 31, 2019, the Company and its subsidiaries operated out of 30 leased facilities; 20 of which are leased for branch offices in the Washington, D.C. metropolitan area: six in Suburban, Maryland; nine located in Northern Virginia; and five in the District of Columbia.

Maryland Branch Locations:	Virginia Branch Locations:

Bethesda	Ballston
7815 Woodmont Avenue	4420 N. Fairfax Drive
Bethesda, Maryland 20814	Arlington, Virginia 22203

Chevy Chase	Chantilly
5480 Wisconsin Avenue	13986 Metrotech Drive
Chevy Chase, Maryland 20815	Chantilly, Virginia 20151

Park Potomac	Dulles Town Center
12505 Park Potomac Avenue	45745 Nokes Boulevard
Potomac, Maryland 20854	Sterling, Virginia 20166

Shady Grove	Fairfax
9600 Blackwell Road	11166 Fairfax Boulevard
Rockville, Maryland 20850	Fairfax, Virginia 22030

Silver Spring	Merrifield
8665-B Georgia Avenue	2905 District Avenue
Silver Spring, Maryland 20910	Fairfax, Virginia 22031

Twinbrook	Old Town Alexandria
12300 Twinbrook Parkway	277 S. Washington Street
Rockville, Maryland 20852	Alexandria, Virginia 22314

Reston
12011 Sunset Hills Road
Reston, Virginia 20190

Rosslyn
1919 N. Lynn Street
Arlington, Virginia 22209

Tysons Corner
8245 Boone Boulevard
Tysons Corner, Virginia 22182

Washington, D.C. Branch Locations:

Dupont Circle	K Street
1228 Connecticut Avenue, NW	2001 K Street, NW,
Washington, D.C. 20036	Washington, D.C. 20006

Gallery Place	McPherson Square
700 7th Street, NW	1425 K Street, NW
Washington, D.C. 20001	Washington, D.C. 20005

Georgetown
3143 N Street, NW
Washington, D.C. 20007

Corporate Offices and Commercial Lending Centers:

Executive Offices and Commercial Lending Center
7830 Old Georgetown Road
Bethesda, Maryland 20814

Tysons Corner Corporate Offices
Commercial Lending Center
8245 Boone Boulevard, Suite 820
Tysons Corner, Virginia 22182

K Street Corporate / Commercial Lending Center
Commercial Deposit Operations Center
2001 K Street, NW, Suite 150
Washington, D.C. 20006

Lanham Office
Commercial Lending Center
4550 Forbes Boulevard
Lanham, MD 20706

Residential Real Estate Lending:	Other Properties:

Residential Lending Center	Operation Centers
6010 Executive Boulevard, Suite 300	11961 and 12200 Tech Road
Rockville, Maryland 20852	Silver Spring, Maryland 20904

Reston Office	Administration Center
Residential Lending Center	6010 Executive Boulevard, Suite 800
12011 Sunset Hills Road	Rockville, Maryland 20852
Reston, Virginia 20190

Tysons Office
Residential Lending Center
8245 Boone Boulevard, Suite 820
Tysons Corner, Virginia 22182

Lanham Office
Residential Lending Center
4550 Forbes Boulevard
Lanham, MD 20706

ITEM 3.    LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, including matters in which damages in various amounts are claimed.  Based on information currently available, the Company does not believe that the liabilities (if any) resulting from such legal proceedings will have a material effect on the financial position or liquidity of the Company.  However, in light of the inherent uncertainties involved in such matters, ongoing legal expenses or an adverse outcome in one or more of these matters could materially and adversely affect the Company's financial condition, results of operations or cash flows in any particular reporting period, as well as its reputation.  Certain legal proceedings involving us are described below.

On July 24, 2019, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer, on behalf of persons similarly situated, who purchased or otherwise acquired Company securities between March 2, 2015 and

July 17, 2019.  On November 7, 2019, the court appointed a lead plaintiff and lead counsel in that matter, and on January 21, 2020, the lead plaintiff filed an amended complaint on behalf of the same class against the same defendants as well as the Company's former General Counsel. The plaintiff alleges that certain of the Company's 10-K reports and other public statements and disclosures contained materially false or misleading statements about, among other things, the effectiveness of its internal controls and related party loans, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 20 (a) of that act, resulting in injury to the purported class members as a result of the decline in the value of the Company's common stock following the disclosure of increased legal expenses associated with certain government investigations involving the Company. The Company intends to defend vigorously against the claims asserted.

The Company has received various document requests and subpoenas from securities and banking regulators and U.S. Attorney’s offices in connection with investigations, which the Company believes relate to the Company's identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. The Company is cooperating with these investigations.  There have been no regulatory restrictions placed on the Company's ability to fully engage in its banking business as presently conducted as a result of these ongoing investigations.  We are, however, unable to predict the duration, scope or outcome of these investigations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY

Market for Common Stock. The Company’s common stock is listed for trading on the Nasdaq Capital Market under the symbol “EGBN.” Over the twelve month period ended December 31, 2019, the average daily trading volume amounted to approximately 236,138 shares, an increase from approximately 204,346 shares over the twelve month period ended December 31, 2018. No assurance can be given that a more active trading market will develop or can be maintained. As of February 7, 2020, there were 32,809,197 shares of common stock outstanding, held by approximately 632 shareholders of record. Based on the most recent mailings, the Company believes beneficial shareholders number approximately 9,553. As of February 14, 2020, our directors and executive officers own approximately 2.0% of our outstanding shares of common stock.

Dividends. The Company commenced the payment of a regular quarterly dividend, in the amount of $0.22 per share, in the second quarter of 2019. The Company declared aggregate cash dividends of $0.66 per share, or $22.3 million, during 2019.

The payment of a cash dividend on common stock will depend largely upon the ability of the Bank, the Company’s principal operating business, to declare and pay dividends to the Company. Payment of dividends on the common stock will also depend upon the Bank’s earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank. The payment of dividends in any period does not mean that the Company will continue to pay dividends at the current level, or at all.

Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2019 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

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

Issuer Repurchase of Common Stock.

			Total Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price Paid Per	of Publicly Announced	Purchased Under the
Period	Shares Purchased (4)	Share	Plan or Program	Plans or Programs (1) (2)
October 1-31, 2019	160,707	$44.52	141,000	752,347
November 1-30, 2019	283,500	44.68	283,500	468,847
December 1-31, 2019	57,800	44.30	57,800	1,641,000	(3)
Total	502,007	44.59	482,300	1,641,000

(1) In August 2019, the Company’s Board of Directors authorized the purchase of up to 1,715,547 shares of the Company’s common stock from the date of approval of the plan through December 31, 2019, subject to earlier termination by the Board of Directors (the “Repurchase Program”).  The Repurchase Program was announced by a press release dated August 9, 2019 and a Form 8-K filed on August 9, 2019. Under the Repurchase Program, the Company may acquire its common stock in the open market or in privately negotiated transactions, including 10b5-1 plans. The Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without notice.  No shares were purchased during the three months ended December 31, 2019 other than pursuant to the Repurchase Program.

(2) On December 18, 2019, the Company’s Board of Directors extended and expanded the Repurchase Program, authorizing the purchase of up to an aggregate of 1,641,000 shares of the Company’s common stock (inclusive of shares remaining under the initial authorization), through December 31, 2020, subject to earlier termination by the Board of Directors (the “Repurchase Program Extension”).  The Repurchase Program Extension was announced by a press release dated December 18, 2019 and a Form 8-K filed on December 18, 2019. Under the Repurchase Program Extension, the Company may acquire its common stock in the open market or in privately negotiated transactions, including 10b5-1 plans. The Repurchase Program Extension may be modified, suspended or terminated by the Board of Directors at any time without notice.  No shares were purchased during the three months ended December 31, 2019 under the Repurchase Program Extension.

(3) Inclusive of shares remaining available for purchase under the “Repurchase Program”.

(4) Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted shares or restricted share units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for “Securities Authorized for Issuance Under Equity Compensation Plans.”

Stock Price Performance. The following table compares the cumulative total return on a hypothetical investment of $100 in the Company’s common stock on December 31, 2014 through December 31, 2019, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (U.S. Companies) and the KBW Regional Banking Index for the comparable period, including reinvestment of dividends. The KBW Regional Banking Index seeks to reflect the performance of publicly traded companies that do business as regional banks or thrifts listed on all U.S. stock markets.

Eagle Bancorp, Inc.
Total Return Performance
Eagle Bancorp, Inc.
Nasdaq Composite Index
KBW Nasdaq Regional Banking Index
Index Value
250
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Eagle Bancorp, Inc.	100.00	142.09	171.59	163.01	137.13	138.17
Nasdaq Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
KBW Nasdaq Regional Banking Index	100.00	105.91	147.24	149.82	123.60	153.03

ITEM 6.    SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the Company. It should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Use of Non-GAAP Financial Measures

The information set forth below contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “efficiency ratio,” and “return on average common equity.” Management uses these non-GAAP measures in its analysis of our performance because it believes these measures are used as a measure of our performance by investors.

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

	Years Ended December 31,
(dollars in thousands except per share data)	2019	2018	2017	2016	2015
Balance Sheets - Period End
Securities	$843,363	$784,139	$589,268	$538,108	$504,772
Loans held for sale	56,707	19,254	25,096	51,629	47,492
Loans	7,545,748	6,991,447	6,411,528	5,677,893	4,998,368
Allowance for credit losses	73,658	69,944	64,758	59,074	52,687
Intangible assets, net	104,739	105,766	107,212	107,419	108,542
Total assets	8,988,719	8,389,137	7,479,029	6,890,096	6,075,577
Deposits	7,224,391	6,974,285	5,853,984	5,716,114	5,158,444
Borrowings	498,667	247,709	618,466	285,390	141,284
Total liabilities	7,798,038	7,280,196	6,528,591	6,047,297	5,336,976
Total shareholders’ equity	1,190,681	1,108,941	950,438	842,799	738,601
Tangible common equity (1)	1,085,942	1,003,175	843,226	735,380	630,059

Statements of Operations
Interest income	$429,630	$393,286	$324,034	$285,805	$253,180
Interest expense	105,585	76,293	40,147	27,640	19,238
Provision for credit losses	13,091	8,660	8,971	11,331	14,638
Noninterest income	25,699	22,586	29,372	27,284	26,628
Noninterest expense	139,862	126,711	118,552	115,016	110,716
Income before taxes	196,791	204,208	185,736	159,102	135,216
Income tax expense (2)	53,848	51,932	85,504	61,395	51,049
Net income (2)	142,943	152,276	100,232	97,707	84,167
Preferred dividends	—	—	—	—	601
Cash dividends declared	22,332	—	—	—	—
Net income available to common shareholders (2)	142,943	152,276	100,232	97,707	83,566
Total Revenue (3)	349,744	339,579	313,259	285,449	260,570

	Years Ended December 31,
(dollars in thousands except per share data)	2019	2018	2017	2016	2015
Per Common Share Data
Net income, basic (2)	$4.18	$4.44	$2.94	$2.91	$2.54
Net income, diluted (2)	4.18	4.42	2.92	2.86	2.50
Dividends declared	0.66	—	—	—	—
Book value (2)	35.82	32.25	27.80	24.77	22.07
Tangible book value (2) (4)	32.67	29.17	24.67	21.61	18.83
Common shares outstanding	33,241,496	34,387,919	34,185,163	34,023,850	33,467,893
Weighted average common shares outstanding, basic	34,178,804	34,306,336	34,138,536	33,587,254	32,836,449
Weighted average common shares outstanding, diluted	34,210,646	34,443,040	34,320,639	34,181,616	33,479,592
Ratios
Net interest margin	3.77%	4.10%	4.15%	4.16%	4.33%
Efficiency ratio (5)	39.99%	37.31%	37.84%	40.29%	42.49%
Return on average assets (2)	1.61%	1.91%	1.41%	1.52%	1.49%
Return on average common equity (2)	12.20%	14.89%	11.06%	12.27%	12.32%
Return on average tangible common equity (2)	13.40%	16.63%	12.54%	14.19%	14.69%
CET1 capital (to risk weighted assets)	12.87%	12.49%	11.23%	10.80%	10.68%
Total capital (to risk weighted assets)	16.20%	16.08%	15.02%	14.89%	12.75%
Tier 1 capital (to risk weighted assets)	12.87%	12.49%	11.23%	10.80%	10.68%
Tier 1 capital (to average assets)	11.62%	12.10%	11.45%	10.72%	10.90%
Tangible common equity ratio	12.22%	12.11%	11.44%	10.84%	10.56%
Dividend payout ratio	15.79%	—	—	—	—

Asset Quality
Nonperforming assets and loans 90+ past due	$50,216	$17,671	$14,632	$20,569	$19,091
Nonperforming assets and loans 90+ past due to total assets	0.56%	0.21%	0.20%	0.30%	0.31%
Nonperforming loans to total loans	0.65%	0.23%	0.21%	0.31%	0.26%
Allowance for credit losses to loans	0.98%	1.00%	1.01%	1.04%	1.05%
Allowance for credit losses to nonperforming loans	151.16%	429.72%	489.20%	330.49%	397.95%
Net charge-offs	$9,377	$3,475	$3,286	$4,945	$8,026
Net charge-offs to average loans	0.13%	0.05%	0.06%	0.09%	0.17%

(1)	Tangible common equity, a non-GAAP financial measure, is defined as total common shareholders’ equity reduced by goodwill and other intangible assets.
(2)	The reported figure for 2017 includes one time charges to reduce the carrying value of net deferred tax assets by $14.6 million, required as a result of the reduction in corporate income tax rates to 21% in the 2017 Tax Act. As the magnitude of the net deferred tax asset revaluation distorts the operational results of the Company, we present in the GAAP reconciliation below the effect of the net deferred tax asset revaluation during the year ended December 31, 2017. We believe this information is important to enable shareholders and other interested parties to assess the core operational performance of the Company.
(3)	Total revenue calculated as net interest income plus noninterest income
(4)	Tangible book value per common share, a non-GAAP financial measure, is defined as tangible common shareholders’ equity divided by total common shares outstanding.
(5)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

Non-GAAP Reconciliation	Years Ended December 31,
(dollars in thousands except per share data)	2019	2018	2017	2016	2015
Common shareholders’ equity	$1,190,681	$1,108,941	$950,438	$842,799	$738,601
Less: Intangible assets	(104,739)	(105,766)	(107,212)	(107,419)	(108,542)
Tangible common equity	$1,085,942	$1,003,175	$843,226	$735,380	$630,059

Book value per common share	$35.82	$32.25	$27.80	$24.77	$22.07
Less: Intangible book value per common share	(3.15)	(3.08)	(3.13)	(3.16)	(3.24)
Tangible book value per common share	$32.67	$29.17	$24.67	$21.61	$18.83

Total assets	$8,988,719	$8,389,137	$7,479,029
Less: Intangible assets	(104,739)	(105,766)	(107,212)
Tangible assets	$8,883,980	$8,283,371	$7,371,817
Tangible common equity ratio	12.22%	12.11%	11.44%

Average common shareholders’ equity	$1,172,051	$1,022,642	$906,169
Less: Average intangible assets	(105,167)	(106,806)	(107,117)
Average tangible common equity	$1,066,884	$915,836	$799,052

Net Income	$142,943	$152,276	$100,232
Average tangible common equity	$1,066,884	$915,836	$799,052
Return on Average Tangible Common Equity	13.40%	16.63%	12.54%

	Year Ended December 31, 2017
(dollars in thousands except per share data)	GAAP	Change	Non-GAAP
Income Statements:
Income tax expense	85,504	(14,588)	70,916
Net income	$100,232	(14,588)	$114,820

Earnings Per Common Share
Basic	$2.94	$0.43	$3.36
Diluted	$2.92	$0.42	$3.35

Performance Ratios:
Return on average assets	1.41%		1.62%
Return on average common equity	11.06%		12.67%

	As of December 31, 2017
	GAAP	Change	Non-GAAP
Assets
Deferred income taxes	28,770	14,588	43,358
Total Assets	$7,479,029	$14,588	$7,493,617

Shareholders’ Equity
Retained earnings	431,544	14,588	446,132
Total Shareholders’ Equity	950,438	14,588	965,026
Total Liabilities and Shareholders’ Equity	$7,479,029	14,588	$7,493,617

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company. The Company’s primary subsidiary is the Bank, and the Company’s other direct and indirect active subsidiaries are Bethesda Leasing, LLC, Eagle Insurance Services, LLC, and Landroval Municipal Finance, Inc.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward looking statements:

●	The strength of the United States economy, in general, and the strength of the local economies in which we conduct operations;
●	Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;
●	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board, inflation, interest rate, market and monetary fluctuations;
●	Results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses, to write-down assets or to hold more capital;
●	Our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of, and our ability to sell, properties which stand as collateral for loans we make;
●	Changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;
●	The effects or impact of any litigation, regulatory proceeding, including enforcement proceedings, and any possibly resulting fines, judgments, expenses or restrictions on our business activities;
●	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	The willingness of customers to substitute competitors’ products and services for our products and services;
●	The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;
●	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
●	Technological and social media changes;
●	Cybersecurity breaches, threats, and cyber-fraud that cause the Bank to sustain financial losses;
●	The effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	The growth and profitability of noninterest or fee income being less than expected;
●	Changes in the level of our nonperforming assets and charge-offs;

●	Changes in consumer spending and savings habits;
●	Unanticipated regulatory or judicial proceedings; and
●	The factors discussed under the caption “Risk Factors” in this report.

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

The Bank offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank's market area. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. The Company originates multifamily FHA loans through HUD's MAP. The Company securitizes these loans through the Ginnie Mae MBS I program, and sells the resulting securities in the open market to authorized dealers in the normal course of business and periodically bundles and sells the servicing rights. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages other real estate owned  ("OREO") assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with third parties. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.

As 2019 began, expectations were high that the Federal Reserve Open Market Committee, or FOMC, would continue moving short-term interest rates higher after they adjusted the Federal Funds Target rate up by 25 bps four times over the course of 2018. They also continued their plans for reducing the Federal Reserve's balance sheet as U.S. Treasuries and mortgage backed securities mature and that cash flow was not reinvested. Actual GDP growth for 2019 in the U.S. was expected to be slightly below 2018 and after considerable negative market sentiment occurred, the FOMC reversed course and lowered short term rates three times in 2019. It also began increasing its balance sheet to support liquidity in the Federal Funds market. The 2019 U.S. official unemployment rate declined to 3.53% by year end. 2019 saw steady job growth, above average wage growth, an increase in the labor force participation rate, and improved consumer confidence levels. These fundamentals were factored into the Federal Reserve Board's monetary policy, but the slowing growth and the lack of inflation led to the three 25 basis point rate cuts in the year. The Federal Reserve Board is currently indicating that this level of monetary policy is appropriate and any changes from here will be data dependent.

Longer-term U.S. interest rates were much lower in 2019 than expected, with the ten year U.S. Treasury rate averaging 2.15% in 2019 as compared to 2.96% in 2018. The yield curve continued to flatten (two year as compared to ten year U.S. Treasury rates) during 2019 as the long end of the yield curve fell more sharply than the short end. The relative volatility of long-term interest rates was partly a function of attractive yields in U.S. Treasury securities relative to non U.S. bonds, as there remained some perceived weaknesses in European Central Bank economies generally, along with geopolitical risks, and expectations of slowing global growth. Energy prices (oil and natural gas), after a period of low prices in 2016, and a steady climb over the course of 2017 and early 2018 came back down below 2017 prices by the end of 2018. In 2019, energy prices remained relatively stable at 2018's average price. Inflationary factors remained close to, but still below, the FOMC's target rate of 2.00% throughout 2019.

As the ten year U.S. Treasury rate dropped back to 2016 levels in the summer of 2019, the volume of residential mortgage lending began to increase. Overall, real estate values in most of the Company's markets were stable to increasing in 2019 as interest rates remained historically low and job growth and personal income levels rose modestly. Political gridlock continued in Washington, D.C. over concerns of Presidential impeachment, immigration and health care policy, public debt and deficits, as well as tax policy and spending levels. Major corporate and personal tax reform was passed late in 2017, which benefited business earnings and consumer spending, while deficit spending continued and remains a point of serious concern.

The Company’s primary market, the Washington, D.C. metropolitan area, has continued to perform well relative to other parts of the country, due to good growth in the private sector along with increased government spending, and this was no different in 2019. Private sector growth was attributable in part to a diverse economy including a large healthcare component, substantial business services, and a highly educated work force.

During 2019, the Company enhanced its marketplace positioning by remaining proactive in growing client relationships. The Company has had the financial resources to meet, and has remained committed to meeting, the credit needs of its community, resulting in continued growth in the Bank’s loan portfolio during 2019. Furthermore, the Company’s capital position remained strong in 2019 as a result of very strong and consistent earnings despite higher legal expenses. As a result of the Company’s strong capital position and earnings, it was able to initiate a quarterly dividend and to implement a share repurchase program. The Company believes its strategy of remaining growth-oriented, retaining talented staff and maintaining focus on seeking quality lending and deposit relationships has proven successful and is evidenced in its financial and performance ratios. Additionally, the Company believes such focus and strategy of relationship building has fostered future growth opportunities, as the Company’s reputation in the marketplace has continued to grow. At December 31, 2019, the Company had total assets of approximately $8.99 billion, total loans of $7.55 billion, total deposits of $7.22 billion and twenty branches in the Washington, D.C. metropolitan area.

Operating in the more competitive economic environment of 2019, the Bank was able to produce solid growth in loans. Additionally, the Bank was able to grow its net interest spread earnings, maintain an above average net interest margin in spite of margin compression, retain a strong position regarding asset quality, and generate continued favorable enhanced operating leverage due to its seasoned and professional staff.

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies, including for the year ended December 31, 2019 those identified below, inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.

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

The environmental factors allowance is also used to estimate the loss associated with pools of non-classified loans. These non-classified loans are also stratified by loan type, and environmental allowance factors are assigned by management based upon a number of conditions, including delinquencies, loss history, changes in lending policy and procedures, changes in business and economic conditions, changes in the nature and volume of the portfolio, management expertise, concentrations within the portfolio, quality of internal and external loan review systems, competition, and legal and regulatory requirements.

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

Goodwill and Other Intangibles

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

The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of a reporting unit under the goodwill impairment test is judgmental and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of qualitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2019. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

RESULTS OF OPERATIONS

Overview

For the year ended December 31, 2019, the Company’s net income was $142.9 million, a 6% decrease as compared to $152.3 million for the year ended December 31, 2018.

Where appropriate, parenthetical references refer to operating earnings, which the Company believes are more relevant comparisons to current and historical period results of operations. Reconciliations of 2017 GAAP earnings to operating earnings are contained in the tables under “Selected Financial Data”.

For the year ended December 31, 2019, net income was $4.18 per basic and diluted common share as compared to $4.44 per basic common share and $4.42 per diluted common share for 2018, a 6% decrease in basic and 5% decrease in diluted earnings per share for the full year of 2019 as compared to 2018.

For the year ended December 31, 2019, the Company reported a return on average assets, or ROAA, of 1.61% as compared to 1.91% for the year ended December 31, 2018. The return on average common equity, or ROACE, for the year ended December 31, 2019 was 12.20%, as compared to 14.89% for the year ended December 31, 2018. The return on average tangible common equity, or ROATCE, for the year ended December 31, 2019 was 13.40%, as compared to 16.63% for the year ended December 31, 2018.

The Company’s earnings are largely dependent on net interest income, the difference between interest income and interest expense, which represented 92% and 93% of total revenue (defined as net interest income plus noninterest income) for the full year of 2019 and 2018, respectively.

The net interest margin, which measures the difference between interest income and interest expense (i.e., net interest income) as a percentage of average earning assets, decreased 33 basis points from 4.10% for the year ended December 31, 2018 to 3.77% for the year ended December 31, 2019. Average earning asset yields decreased by 9 basis points (5.09% to 5.00%) for the year ended December 31, 2019 compared to the same period in 2018, while the cost of interest bearing liabilities increased by 34 basis points (to 1.95% from 1.61%). For 2019, in spite of competitive factors, the Company has been able to maintain its loan portfolio yields relatively close to 2018 levels (5.45% as compared to 5.54%) due to disciplined loan pricing practices.

For the year ended December 31, 2019, the net interest spread decreased by 43 basis points (to 3.05% from 3.48%) as compared to 2018, due primarily to an increase in the average cost of interest bearing liabilities. The cost of interest bearing liabilities increased in 2019 largely as a result of interest rate increases by the FOMC in mid to late 2018 and increased competition for deposits within our market area, though funding costs started to moderate in the second half of 2019, as the market rate cuts passed through to the liability base. Overall, the Company believes its deposit mix and cost of funds remain favorable. The benefit of noninterest sources funding earning assets increased by 10 basis points to 72 basis points for the year ended December 31, 2019 as compared to 62 basis points for the year ended December 31, 2018 as a result of a favorable mix of noninterest bearing deposits. The percentage of average noninterest deposits relative to average total deposits was 31% for the full year 2019 compared to 33% for the same period in 2018.

The combination of a 43 basis point decrease in the net interest spread and a 10 basis point increase in the value of noninterest sources resulted in the 33 basis point decrease in the net interest margin for the year ended December 31, 2019 as compared to the same period in 2018.

The Company believes it has effectively managed its net interest margin and net interest income during 2019 as market interest rates (on average) have remained quite low. This factor has been significant to overall earnings performance during the past year as net interest income represented 92% of the Company’s total revenue for the year ended December 31, 2019.

The provision for credit losses was $13.1 million for the year ended December 31, 2019 as compared to $8.7 million for the year ended December 31, 2018. Net charge-offs of $9.4 million during 2019 represented 0.13% of average loans, excluding loans held for sale, as compared to $3.5 million or 0.05% of average loans, excluding loans held for sale, in 2018.

At December 31, 2019, the allowance for credit losses represented 0.98% of loans outstanding, as compared to 1.00% at December 31, 2018. The allowance for credit losses represented 151% of nonperforming loans at December 31, 2019, as compared to 430% at December 31, 2018.

Total noninterest income for the year ended December 31, 2019 increased to $25.7 million from $22.6 million for the year ended December 31, 2018, a 14% increase.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, remained favorable at 39.99% for the year ended December 31, 2019 as compared to 37.31% for the same period in 2018. Total noninterest expenses totaled $139.9 million for the year ended December 31, 2019, as compared to $126.7 million for the year ended December 31, 2018, a 10% increase. As a percentage of average assets, total noninterest expense was 1.58% for the year of 2019 as compared to 1.59% for the same period in 2018.

The ratio of common equity to total assets increased from 13.22% at December 31, 2018 to 13.25% at December 31, 2019 due to growth from retained earnings. As discussed under “Capital Resources and Adequacy”, the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

Net interest income in 2019 was $324.0 million compared to $317.0 million in 2018 and $283.9 million in 2017.

For the year ended December 31, 2019, net interest income increased 2% over the same period for 2018. Average loans increased $694.8 million (10%) and average deposits increased by $787.1 million (12%). The net interest margin was 3.77% for the year ended December 31, 2019, as compared to 4.10% for the same period in 2018. The Company has been able to maintain its loan yields in 2019 relatively close to 2018 levels due to disciplined loan pricing practices, and has managed its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. In spite of margin compression, the Company believes its net interest margin remains favorable as compared to its peer banking companies.

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the years ended December 31, 2019, 2018 and 2017. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates as compared to cost of funds, management believes that the net interest margin provides a better measurement of performance. The net interest margin (as compared to the net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Years Ended December 31,
	2019			2018			2017
			Average			Average			Average
	Average		Yield /	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$392,245	$7,438	1.90%	$356,017	$6,616	1.86%	$313,296	$3,258	1.04%
Loans held for sale	40,192	1,565	3.89%	23,877	1,095	4.59%	35,813	1,400	3.91%
Loans (1) (2)	7,332,886	399,358	5.45%	6,638,136	367,511	5.54%	5,939,985	307,110	5.17%
Investment securities available-for-sale (2)	796,608	21,037	2.64%	692,753	17,907	2.58%	557,049	12,214	2.19%
Federal funds sold	23,253	232	1.00%	15,618	157	1.01%	7,672	52	0.68%
Total interest earning assets	8,585,184	429,630	5.00%	7,726,401	393,286	5.09%	6,853,815	324,034	4.73%

Noninterest earning assets	339,565			299,653			296,562
Less: allowance for credit losses	71,683			67,113			61,166
Total noninterest earning assets	267,882			232,540			235,396
Total Assets	$8,853,066			$7,958,941			$7,089,211

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing transaction	$743,361	$6,491	0.87%	$460,599	$3,348	0.73%	$369,953	$1,537	0.42%
Savings and money market	2,873,054	50,042	1.74%	2,691,726	35,534	1.32%	2,739,776	17,284	0.63%
Time deposits	1,404,748	34,493	2.46%	1,141,795	21,328	1.87%	799,816	8,465	1.06%
Total interest bearing deposits	5,021,163	91,026	1.81%	4,294,120	60,210	1.40%	3,909,545	27,286	0.70%
Customer repurchase agreements and federal funds purchased	30,024	345	1.15%	44,333	225	0.51%	73,237	197	0.27%
Other short-term borrowings	135,699	2,298	1.67%	192,131	3,942	2.02%	65,416	748	1.13%
Long-term borrowings	217,507	11,916	5.40%	217,117	11,916	5.41%	216,724	11,916	5.42%
Total interest bearing liabilities	5,404,393	105,585	1.95%	4,747,701	76,293	1.61%	4,264,922	40,147	0.94%

Noninterest bearing liabilities:
Noninterest bearing demand	2,210,516			2,150,431			1,878,120
Other liabilities	66,106			38,167			40,000
Total noninterest bearing liabilities	2,276,622			2,188,598			1,918,120

Shareholders’ equity	1,172,051			1,022,642			906,169
Total Liabilities and Shareholders’ Equity	$8,853,066			$7,958,941			$7,089,211

Net interest income		$324,045			$316,993			$283,887
Net interest spread			3.05%			3.48%			3.79%
Net interest margin			3.77%			4.10%			4.15%
Cost of funds			1.23%			0.99%			0.58%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $17.8 million, $19.6 million, and $18.1 million, for the years ended December 31, 2019, 2018, and 2017, respectively.
(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Rate/Volume Analysis of Net Interest Income

The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in both 2019 as compared to 2018, and 2018 as compared to 2017 was a function of an increase in the volume of earning assets.

	2019 compared with 2018			2018 compared with 2017
	Change	Change	Total	Change	Change	Total
	Due to	Due to	Increase	Due to	Due to	Increase
(dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest earned on
Loans	$38,464	$(6,617)	$31,847	$36,096	$24,305	$60,401
Loans held for sale	748	(278)	470	(467)	162	(305)
Investment securities	2,685	445	3,130	2,975	2,718	5,693
Interest bearing bank deposits	673	149	822	444	2,914	3,358
Federal funds sold	77	(2)	75	54	51	105
Total interest income	42,647	(6,303)	36,344	39,102	30,150	69,252

Interest paid on
Interest bearing transaction	2,055	1,088	3,143	377	1,434	1,811
Savings and money market	2,394	12,114	14,508	(303)	18,553	18,250
Time deposits	4,912	8,253	13,165	3,619	9,244	12,863
Customer repurchase agreements	(73)	193	120	(78)	106	28
Other borrowings	(1,136)	(508)	(1,644)	1,471	1,723	3,194
Total interest expense	8,152	21,140	29,292	5,086	31,060	36,146

Net interest income	$34,495	$(27,443)	$7,052	$34,016	$(910)	$33,106

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

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside loan review consultant, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption “Critical Accounting Policies” for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table in the “Allowance for Credit Losses” section that reflects activity in the allowance for credit losses.

The allowance for credit losses increased $3.7 million at December 31, 2019 as compared to December 31, 2018, reflecting $13.1 million in provision for credit losses and $9.4 million in net charge-offs during 2019. The provision for credit losses in 2019 compared to $8.7 million for the year ended December 31, 2018. The higher provisioning during 2019, as compared to 2018, is due to higher net charge-offs. Net charge-offs of $9.4 million during 2019 represented 0.13% of average loans, excluding loans held for sale, as compared to $3.5 million or 0.05% of average loans, excluding loans held for sale, in 2018. Net charge-offs during 2019 were attributable primarily to commercial real estate ($5.0 million) and commercial loans ($4.5 million).

At December 31, 2019 the allowance for credit losses represented 0.98% of loans outstanding, as compared to 1.00% at December 31, 2018. The allowance for credit losses represented 151% of nonperforming loans at December 31, 2019, as compared to 430% at December 31, 2018.

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

Total noninterest income for the year ended December 31, 2019 was $25.7 million as compared to $22.6 million for the year ended December 31, 2018, a 14% increase due to $2.7 million higher gains on sale of residential mortgage loans, $1.4 million higher gain on sale of investment securities, partially offset by $767 thousand lower service charges on deposits.

For the year ended December 31, 2019, service charges on deposit accounts decreased $767 thousand to $6.2 million from $7.0 million for the same period in 2018, a decrease of 11%, due primarily to a lower volume of insufficient funds charges.

Gain on sale of loans consists of gains on the sale of SBA and residential mortgage loans. For the year ended December 31, 2019, gain on sale of loans increased from $6.0 million to $8.5 million, an increase of 42%, compared to the same period in 2018.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of residential mortgage loans yielded gains of $8.2 million for the year ended December 31, 2019 compared to $5.4 million in the same period in 2018, due to higher origination volume ($665.7 million for 2019 as compared to $415.8 million for 2018) and higher sales volume ($628.2 million for 2019 as compared to $421.6 million in 2018). Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the year ended December 31, 2019. The reserve amounted to $79 thousand at December 31, 2019 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $309 thousand for the year ended December 31, 2019 compared to $540 thousand for the same period in 2018. Activity in SBA loan sales to secondary markets can vary widely from year to year.

Other income totaled $7.8 million for the year ended December 31, 2019 as compared to $8.0 million for the same period in 2018, a decrease of 3%.

Net investment gains amounted to $1.5 million for the year ended December 31, 2019 compared to $97 thousand for the year ended December 31, 2018.

The FHA business unit generated income of $501 thousand on the origination, securitization, servicing and sale of FHA Multifamily-Backed GNMA securities for the full year 2019 compared to $357 thousand for the same period in 2018.

Servicing agreements relating to the Ginnie Mae mortgage backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At December 31, 2019, the Company had no funds advanced outstanding under FHA mortgage loan servicing agreements. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance premiums, and other expenses.

Total noninterest expenses totaled $139.9 million for the year ended December 31, 2019, as compared to $126.7 million for the year ended December 31, 2018, a 10% increase. For 2019, the efficiency ratio was 39.99% as compared to 37.31% for the same period in 2018.

Salaries and employee benefits were $79.8 million for the year ended December 31, 2019, as compared to $67.7 million for the same period in 2018, an increase of 18%. Cost increases for salaries and benefits were due primarily to $8.2 million of nonrecurring charges related to acceleration of share based compensation expenses associated with the retirement of our former Chairman and Chief Executive Officer and the resignation of certain directors. In addition, $4.0 million of the increase resulted from additional staffing, merit increases, and incentives. At December 31, 2019, the Company’s full time equivalent staff numbered 492, as compared to 470 at December 31, 2018.

Premises and equipment expenses amounted to $14.4 million for the year ended December 31, 2019 as compared to $15.7 million for the same period in 2018, a decrease of 8%. For the year ended December 31, 2019, the Company recognized $527 thousand of sublease revenue as compared to $501 thousand for the same period in 2018. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses increased to $4.8 million for the year ended December 31, 2019 from $4.6 million for the same period in 2018, an increase of 6%, due primarily to increased digital and print advertising spend.

Data processing expenses decreased from $9.7 million for the year ended December 31, 2018 to $9.4 million for 2019, a decrease of 3%, primarily due to ongoing contract renegotiations.

Legal, accounting and professional fees and expenses for the year ended December 31, 2019 increased to $12.2 million from $9.7 million in 2018, a 25% increase. The increased expenses were primarily associated with legal fees and expenditures associated with ongoing governmental investigations and related subpoenas and document requests. The Company expects to continue to incur elevated levels of legal and professional fees and expenses in 2020  as it continues to cooperate with these investigations.

FDIC insurance decreased $306 thousand to $3.2 million for the year ended December 31, 2019, a decrease of 9% compared to 2018, due to one time premium credits in the second and third quarters of 2019 due to the deposit insurance fund exceeding regulatory levels partially offset by premiums on a larger deposit base.

Other expenses increased to $16.0 million for the year ended December 31, 2019 from $15.8 million for the same period in 2018, an increase of 1%. The major components of cost in this category include broker fees, franchise tax, core deposit intangible amortization, insurance expenses, and director compensation. Cost control remains a significant operating objective of the Company.

Income Tax Expense

The Company recorded income tax expense of $53.8 million in 2019 compared to $51.9 million in 2018, resulting in an effective tax rate of 27.4% and 25.4%, respectively. The higher effective tax rate for 2019 was due primarily to a decrease in federal tax credits, an increase in nondeductible expenses, and adjustments related to the completion of the 2018 tax returns.

BALANCE SHEET ANALYSIS

Overview

Total assets at December 31, 2019 were $8.99 billion, a 7% increase as compared to $8.39 billion at December 31, 2018. Total loans (excluding loans held for sale) were $7.55 billion at December 31, 2019, an 8% increase as compared to $6.99 billion at December 31, 2018. Loans held for sale amounted to $56.7 million at December 31, 2019 as compared to $19.3 million at December 31, 2018, a 195% increase. The investment portfolio totaled $843.4 million at December 31, 2019, an 8% increase from $784.1 million at December 31, 2018.

Total borrowed funds (excluding customer repurchase agreements) were $467.7 million at December 31, 2019 and $217.3 million at December 31, 2018, a 115% increase due to the $250.0 million in FHLB advances outstanding as of December 31, 2019.

Total shareholders’ equity at December 31, 2019 increased 7%, to $1.19 billion from $1.11 billion at December 31, 2018. The increase in shareholders’ equity from December 31, 2018 was primarily due to increased retained earnings. Growth in retained earnings has enhanced the Company’s capital position well in excess of regulatory requirements for well capitalized status.

The total risk based capital ratio was 16.20% at December 31, 2019, as compared to 16.08% at December 31, 2018. In addition, the tangible common equity ratio was 12.22% at December 31, 2019, compared to 12.11% at December 31, 2018. The ratio of common equity to total assets was 13.25% at December 31, 2019 as compared to 13.22% at December 31, 2018.

Investment Securities Available-for-Sale and Short-Term Investments

The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company’s investment securities categorized as “available-for-sale”, or AFS. The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders’ equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2019, the Company had a net unrealized gain in AFS securities of $4.2 million with a deferred tax liability of $757 thousand, as compared to a net unrealized loss in AFS securities of $9.5 million at December 31, 2018, with a deferred tax asset of $2.8 million.

The AFS portfolio is comprised of U.S. agency securities (13% of AFS securities) with an average duration of 2.9 years, seasoned mortgage backed securities that are 100% agency issued (72% of AFS securities) which have an average expected life of 5.5 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (8% of AFS securities) which have an average duration of 4.0 years, U.S. Treasuries (4% of AFS securities) which have an average duration of 0.3 years, corporate bonds (1% of AFS securities) which have an average duration of 5 years, and equity investments which comprise less than 1% of AFS securities. The equity investment consists of common stock of two community banking companies with an estimated fair value of $198 thousand. Ninety eight percent of the investment securities which are debt instruments are rated AAA or AA or have the implicit guarantee of the U.S. Treasury.

At December 31, 2019, the investment portfolio amounted to $843.4 million as compared to $784.1 million at December 31, 2018, an increase of 8%. The investment portfolio is managed to achieve goals related to liquidity, income, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships.

The following table provides information regarding the composition of the Company’s investment securities portfolio at the dates indicated. Amounts are reported at estimated fair value. The change in composition of the portfolio at December 31, 2019 as compared to 2018 was due principally to ALCO decisions to buy longer-term municipal investments and increase holdings of U.S. agency securities to better position the Company for the current interest rate environment while maintaining portfolio cash flow and liquidity. During the year ended December 31, 2019, the investment portfolio balances increased as compared to balances at December 31, 2018, as the Bank’s deposit growth outpaced loan growth.

			Years Ended December 31,
	2019		2018		2017
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
U. S. agency securities	$179,794	21.3%	$256,345	32.7%	$195,984	33.3%
Residential mortgage backed securities	543,852	64.5%	472,231	60.3%	317,836	54.0%
Municipal bonds	73,931	8.8%	45,769	5.8%	62,057	10.5%
Corporate bonds	10,733	1.3%	9,576	1.2%	13,173	2.2%
U.S. treasury	34,855	4.1%	—	—	—	—
Other equity investments	198	0.0%	218	0.0%	218	0.0%
	$843,363	100%	$784,139	100%	$589,268	100%

At December 31, 2019, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company’s shareholders’ equity.

The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted-average yield of the investment portfolio at December 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U. S. Government agency securities	$96,332	2.16%	$76,121	2.71%	$7,775	2.37%	$—	—	$180,228	2.40%
Residential mortgage backed securities	50,703	1.73%	388,961	2.45%	101,826	2.71%	—	—	541,490	2.43%
Muncipal bonds	5,897	3.94%	21,416	2.47%	42,589	2.66%	2,000	2.67%	71,902	2.71%
Corporate bonds	502	6.40%	8,528	5.05%	1,500	6.25%	—	—	10,530	5.29%
U.S. treasury	34,844	1.64%	—	—	—	—	—	—	34,844	1.64%
Other equity investments	—	—	—	—	—	—	—	—	198	—
	$188,278	1.69%	$495,026	2.45%	$153,690	2.65%	$2,000	2.67%	$839,192	2.45%

Federal funds sold amounted to $39.0 million at December 31, 2019 as compared to $11.9 million at December 31, 2018. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

Interest bearing deposits with banks and other short-term investments amounted to $195.4 million at December 31, 2019 as compared to $303.2 million at December 31, 2018. These short term investments represent liquid funds held at the Federal Reserve to meet future loan demand, to fund future increases in investment securities and to meet other general liquidity needs of the Company. The Bank also holds a time deposit amounting to $1.6 million at December 31, 2019 and $1.6 million at December 31, 2018.

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

Loan growth over the past year has been favorable, with loans outstanding reaching $7.55 billion at December 31, 2019, an increase of $554 million or 8% as compared to $6.99 billion at December 31, 2018. Loan growth over the last twelve months was due in part to the Bank’s enhanced marketing efforts and continued focus on our Relationships FIRST strategy.

Loan growth in 2019 was predominantly in the income producing - commercial real estate and owner occupied – commercial real estate loan categories. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan production and portfolio growth. Notwithstanding increased supply of units, multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects. While as a general comment there has been some softening in the Suburban Maryland office leasing market, in certain well located pockets and submarkets, the sector has evidenced some positive absorption. Overall, commercial real estate values have generally held up well with price escalation in prime pockets, but we continue to be cautious of the cap rates at which some assets are trading and we are being careful with valuations as a result. While the ultra high-end real estate market has softened, the moderately priced housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

Owner occupied commercial real estate and construction- C&I (owner occupied) loans represent 14% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 78% consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate and construction- C&I (owner occupied) are excluded, the percentage of total loans represented by commercial real estate decreases to 64%. Real estate also serves as collateral for loans made for other purposes, resulting in 85% of loans being secured or partially secured by real estate.

The following table shows the trends in the composition of the loan portfolio over the past five years.

	Years Ended December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,545,906	20%	$1,553,112	22%	$1,375,939	21%	$1,200,728	21%	$1,052,257	21%
Income producing - commercial real estate	3,702,747	50%	3,256,900	46%	3,047,094	48%	2,509,517	44%	2,115,478	42%
Owner occupied - commercial real estate	985,409	13%	887,814	13%	755,444	12%	640,870	12%	498,103	10%
Real estate mortgage - residential	104,221	1%	106,418	2%	104,357	2%	152,748	3%	147,365	3%
Construction - commercial and residential	1,035,754	14%	1,039,815	15%	973,141	15%	932,531	16%	985,607	20%
Construction - C&I (owner occupied)	89,490	1%	57,797	1%	58,691	1%	126,038	2%	79,769	2%
Home equity	80,061	1%	86,603	1%	93,264	1%	105,096	2%	112,885	2%
Other consumer	2,160	—	2,988	—	3,598	—	10,365	—	6,904	—
Total loans	7,545,748	100%	6,991,447	100%	6,411,528	100%	5,677,893	100%	4,998,368	100%
Less: Allowance for credit losses	(73,658)		(69,944)		(64,758)		(59,074)		(52,687)
Net loans	$7,472,090		$6,921,503		$6,346,770		$5,618,819		$4,945,681

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of December 31, 2019, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 347% of consolidated risk based capital; however, growth in that segment over the past 36 months at 46% does not exceed the 50% threshold laid out in the regulatory guidance. Construction, land and land development loans represent 118% of consolidated risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

As of December 31, 2019, loans to the Accommodation and Food Service industry represent 9% of the loan portfolio compared to 11% as of December 31, 2018. At December 31, 2019, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Loan Maturity

The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2019.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
Commercial	$1,545,906	$565,903	$775,851	$166,799	$37,353
Income producing - commercial real estate	3,702,746	1,150,512	1,659,784	873,267	19,183
Owner occupied - commercial real estate	985,409	45,419	364,763	500,431	74,796
Real estate mortgage - residential	104,221	21,035	57,574	12,646	12,966
Construction - commercial and residential	1,035,754	716,595	289,957	20,761	8,441
Construction - C&I (owner occupied)	89,490	6,750	32,455	43,268	7,017
Home equity	80,061	8,284	24,137	5,740	41,900
Other consumer	2,161	1,049	430	—	682
Total loans	$7,545,748	$2,515,547	$3,204,951	$1,622,912	$202,338
Loans with:
Predetermined fixed interest rate	$3,063,702	$409,834	$1,582,587	$974,877	$96,404
Floating or Adjustable interest rate	4,482,046	2,105,713	1,622,364	648,035	105,934
Total loans	$7,545,748	$2,515,547	$3,204,951	$1,622,912	$202,338

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

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside consultants’ review of the risk inherent in the loan portfolio, support management’s assessment as to the adequacy of the allowance at December 31, 2019. During 2019, a provision for credit losses was made in the amount of $13.1 million and net charge-offs amounted to $9.4 million. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements and activity in the allowance for credit losses is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate allowance for credit losses, as well as the discussion under the caption “Provision for Credit Losses.”

The allowance for credit losses represented 0.98% of total loans at December 31, 2019 as compared to 1.00% at December 31, 2018. At December 31, 2019, the allowance represented 151% of nonperforming loans as compared to 430% at December 31, 2018. The decline in the ratio of the allowance for loan losses to total loans was due to a higher percentage increase in loans outstanding as compared to the allowance growth. The decrease in the allowance coverage ratio was due to a higher percentage increase in nonperforming loans as compared to the allowance growth. The majority of nonperforming loans are believed to be adequately secured by real estate. Please refer to the “Nonperforming Assets” section for a discussion of non performing loans.

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

At December 31, 2019, the Company had $48.7 million of loans classified as nonperforming, and $20.0 million of additional loans considered potential problem loans, as compared to $16.3 million of nonperforming loans and $102.7 million of potential problem loans at December 31, 2018. The $20.0 million in potential problem loans at December 31, 2019, decreased from $102.7 million at December 31, 2018 due primarily to two commercial real estate secured relationships. Please refer to Note 1 to the Consolidated Financial Statements under the caption “Loans” for a discussion of the Company’s policy regarding impairment of loans. Please refer to the “Nonperforming Assets” section for a discussion of problem and potential problem assets.

As the loan portfolio and allowance for credit losses review processes continue to evolve, and with the adoption of CECL, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. In 2019, the Company experienced an increased level of net charge-offs as a percentage of average loans compared to 2018 (0.13% as compared to 0.05%). The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.

Bank management, being aware of the loan growth experienced by the Bank, is intent on maintaining strong portfolio management and a strong risk rating process. The Bank provides analysis of credit requests and the management of problem credits. The Bank has developed and implemented analytical procedures for evaluating credit requests, has refined the Company’s risk rating system, and has adopted enhanced monitoring of the loan portfolio (in particular the construction loan portfolio) and the adequacy of the allowance for credit losses, including stress test analyses. Additionally, fair value assessments of loans acquired is made as part of analytical procedures. The loan portfolio analysis process is ongoing and proactive in order to maintain a portfolio of quality credits and to quickly identify any weaknesses before they become more severe.

The following table sets forth activity in the allowance for credit losses for the past five years.

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance at beginning of year	$69,944	$64,758	$59,074	$52,687	$46,075
Charge-offs:
Commercial	4,868	3,491	747	3,745	4,693
Income producing - commercial real estate	1,847	121	1,470	2,341	651
Owner occupied - commercial real estate	—	132	—	—	—
Real estate mortgage - residential	—	—	—	—	—
Construction - commercial and residential	3,496	1,160	2,158	—	1,884
Construction - C&I (owner occupied)	—	—	—	—	—
Home equity	—	—	100	217	1,142
Other consumer	8	81	100	37	228
Total charge-offs	10,219	4,985	4,575	6,340	8,598

Recoveries:
Commercial	405	340	681	220	195
Income producing - commercial real estate	26	2	80	908	26
Owner occupied - commercial real estate	3	3	3	3	3
Real estate mortgage - residential	3	6	6	7	7
Construction - commercial and residential	354	1,009	492	215	206
Construction - C&I (owner occupied)	—	—	—	—	—
Home equity	—	133	5	12	25
Other consumer	51	18	21	31	110
Total recoveries	842	1,511	1,288	1,396	572
Net charge-offs	9,377	3,474	3,287	4,944	8,026
Provision for Credit Losses	13,091	8,660	8,971	11,331	14,638
Balance at end of year	$73,658	$69,944	$64,758	$59,074	$52,687

Ratio of allowance for credit losses to total loans outstanding at year end	0.98%	1.00%	1.01%	1.04%	1.05%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.13%	0.05%	0.06%	0.09%	0.17%

The following table presents the allocation of the allowance for credit losses by loan category and the percent of loans each category bears to total loans. The allocation of the allowance at December 31, 2019 includes specific reserves of $10.0 million against impaired loans of $54.9 million as compared to specific reserves of $11.4 million against impaired loans of $40.3 million at December 31, 2019. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Years Ended December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$18,832	20%	$18,832	22%	$13,102	21%	$14,700	21%	$11,563	21%
Income producing - commercial real estate	29,265	50%	29,266	46%	25,376	48%	21,105	44%	14,122	42%
Owner occupied - commercial real estate	5,838	13%	5,838	13%	5,934	12%	4,010	12%	3,279	10%
Real estate mortgage - residential	1,557	1%	1,557	2%	944	2%	1,284	3%	1,268	3%
Construction - commercial and residential	16,372	14%	16,372	15%	17,805	15%	15,002	16%	20,133	20%
Construction - C&I (owner occupied)	1,113	1%	1,113	1%	687	1%	1,485	2%	955	2%
Home equity	656	1%	656	1%	770	1%	1,328	2%	1,292	2%
Other consumer	25	—	25	—	140	—	160	—	75	—
Total allowance for credit losses	$73,658	100%	$73,659	100%	$64,758	100%	$59,074	100%	$52,687	100%

(1)	Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings, or TDR, and OREO, totaled $50.2 million at December 31, 2019, representing 0.56% of total assets, as compared to $17.7 million of nonperforming assets at December 31, 2018, representing 0.21% of total assets. The Company had no accruing loans 90 days or more past due at December 31, 2019 or December 31, 2018. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses at 0.98% of total loans at December 31, 2019, is adequate to absorb potential credit losses within the loan portfolio at that date. Total nonperforming loans amounted to $48.7 million at December 31, 2019, representing 0.65% of total loans, compared to $16.3 million at December 31, 2018, representing 0.23% of total loans.  The majority of nonperforming loans are believed to be adequately secured by real estate.

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

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had nine TDRs at December 31, 2019, totaling approximately $19.1 million, as compared to twelve TDRs totaling approximately $24.6 million at December 31, 2018. At December 31, 2019, seven of these TDR loans, totaling approximately $16.6 million, are performing under their modified terms, as compared to the same period in 2018, there were nine performing TDR loans totaling approximately $24.0 million. During 2019, there were three performing TDRs totaling $9.5 million that defaulted on their modified terms which were reclassified to nonperforming loans, as compared to the same period in 2018, there were two performing TDR loans totaling approximately $460 thousand that defaulted on their modified terms and were reclassified to nonperforming loans. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. During 2019, there were three restructured loans totaling approximately $9.5 million, one loan totaling $4.8 million had its collateral property sold for approximately $3 million and the remaining $1.8 million was charged-off during the year, the second loan totaling $2.3 million defaulted on its modified terms and was charged off, the third loan totaling $2.4 million defaulted on its modified terms and migrated to nonperforming. During 2018, there were four defaulted loans totaling approximately $1.4 million that were charged off during the year. During 2019 there was one loan totaling $10.4 million that was re-underwritten into two new loans which provided better collateral for the Bank, and there was one restructured loan totaling approximately $309 thousand that was paid off from the sale proceeds of the collateral property, as compared to 2018, there were two loan payoffs on performing loans totaling approximately $3.9 million that were modified during the year.  During 2018, there was a pay down of approximately $176 thousand on one nonperforming loan totaling approximately $183 thousand at December 31, 2017. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. During 2019, there was one loan modified in a TDR totaling approximately $2.3 million, as compared to the same period in 2018, there were two loans totaling approximately $12.8 million modified in a TDR. Refer to Note 4 to the Consolidated Financial Statements for additional detail.Included in nonperforming assets at December 31, 2019 is OREO of $1.5 million, consisting of three foreclosed property. Included in nonperforming assets at December 31, 2018 was OREO of $1.4 million, consisting of one foreclosed property. OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During 2019 and 2018, there were no OREO sales.

The following table shows the amounts and relevant ratios of nonperforming assets at the dates indicated:

(dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual Loans:
Commercial	$14,928	$7,115	$3,493	$2,521	$4,940
Income producing - commercial real estate	9,711	1,766	832	10,508	5,961
Owner occupied - commercial real estate	6,463	2,368	5,501	2,093	1,268
Real estate mortgage - residential	5,631	1,510	775	555	329
Construction - commercial and residential	11,509	3,031	2,052	2,072	557
Construction - C&I (owner occupied)	—	—	—	—	—
Home equity	487	487	494	—	161
Other consumer	—	—	91	126	23
Accrual loans-past due 90 days	—	—	—	—	—
Total nonperforming loans (1)(2)	48,729	16,277	13,238	17,875	13,239
Other real estate owned	1,487	1,394	1,394	2,694	5,852
Total nonperforming assets	$50,216	$17,671	$14,632	$20,569	$19,091

Coverage ratio, allowance for credit losses to total nonperforming loans	151.16%	429.72%	489.20%	330.49%	397.95%
Ratio of nonperforming loans to total loans	0.65%	0.23%	0.21%	0.31%	0.26%
Ratio of nonperforming assets to total assets	0.56%	0.21%	0.20%	0.30%	0.31%

(1)	At December 31, 2019, nonaccrual loans reported in the table above included two loans totaling approximately $2.5 million which migrated from performing troubled debt restructuring.
(2)	Gross interest income of $3.0 million and $1.0 million would have been recorded for 2019 and 2018, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $630 thousand and 265 thousand at December 31, 2019 and 2018, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At December 31, 2019, there were $20.0 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 days past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $20.0 million in potential problem loans at December 31, 2019, decreased from $102.7 million at December 31, 2018 due primarily to two commercial real estate secured relationships. The balance of potential problem loans at December 31, 2019 included $11.9 million of loans that were considered potential problem loans at December 31, 2018. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See the “Allowance for Credit Losses” section for a description of the allowance methodology.

Other Earning Assets

Residential mortgage loans held for sale amounted to $56.7 million at December 31, 2019 compared to $19.3 million at December 31, 2018. The Company’s general practice is to originate and sell such loans only on a “servicing released” basis in order to enhance noninterest income. See the “Business” section for a description of the Bank’s residential mortgage lending and sales activities.

BOLI is utilized by the Company in accordance with income tax regulations as part of the Company’s financing of its benefit programs. At December 31, 2019, this asset amounted to $75.7 million as compared to $73.4 million at December 31, 2018, which reflected the purchase of $580 thousand in additional policies during 2019 and an increase in cash surrender values. Refer to Note 19 to Consolidated Financial Statements for further detail.

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

For 2019, excess servicing fees of $175 thousand were recorded and $246 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2019, the balance of excess servicing fees was $507 thousand. For 2018, excess servicing fees of $1.8 million were recorded, $672 thousand of the FHA mortgage servicing was sold, and $1.1 million was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2017, the balance of excess servicing fees was $578 thousand.

In connection with the acquisitions of Fidelity in 2008 and Virginia Heritage in 2014, the Company allocated a portion of the purchase price to core deposit intangibles, based upon an independent evaluation, and which is included in intangible assets, on the Consolidated Balance Sheets. Refer to Note 7 to the Consolidated Financial Statements for information on the initial and current carrying values as well as additions and amortization. The core deposit intangible is being amortized over its remaining economic life as a component of other noninterest expense.

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

For the year ended December 31, 2019, total deposits increased by $250.1 million or 4% compared to the same period in 2018. Noninterest bearing deposits decreased $39.9 million or 2% to $2.06 billion at December 31, 2019 as compared to $2.10 billion at December 31, 2018, while interest bearing deposits increased by $290.0 million, or 6%. Within interest bearing deposits, money market and savings accounts collectively amounted to $3.01 billion at December 31, 2019, or 42% of total deposits, as compared to $2.95 billion, or 42% of total deposits, at December 31, 2018, an increase of $63.6 million, or 2%.

Average total deposits for the year ended December 31, 2019 were $7.23 billion, as compared to $6.44 billion for the same period in 2018, a 12% increase.

Approximately 18% of the Bank’s deposits at December 31, 2019 ($1.28 billion) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 19% at December 31, 2018 ($1.33 billion).

The following table sets forth the maturities of time deposits with balances of $250 thousand or more, which represent 5% and 6% of total deposits as of December 31, 2019 and 2018, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table in the “Net Interest Income and Net Interest Margin” section for the average rates paid on interest-bearing deposits. Time deposits of $250 thousand or more can be more volatile and more expensive than time deposits of less than $250 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.

Time deposits $250,000 or more
(dollars in thousands)	2019	2018
Three months or less	$63,099	$51,214
More than three months through twelve months	197,141	286,300
Over twelve months	90,361	108,273
Total	$350,601	$445,787

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the CDARS and the ICS products, which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. The total of reciprocal deposits at December 31, 2019 was $502.9 million (7% of total deposits) as compared to $391.7 million at December 31, 2018 (6% of total deposits). These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. The Bank also is able to obtain one way CDARS deposits and participates in Promontory’s Insured Network Deposit, (“IND”). The Bank had $533.1 million and $544.5 million of “IND” brokered deposits as of December 31, 2019 and 2018, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At December 31, 2019, total deposits included $1.80 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 25% of total deposits. At December 31, 2018, total brokered deposits (excluding the CDARS and ICS two-way) were $1.36 billion, or 19% of total deposits.

At December 31, 2019, the Company had $2.06 billion in noninterest bearing demand deposits, representing 29% of total deposits. This compared to $2.10 billion of noninterest bearing demand deposits at December 31, 2018 or 30% of total deposits. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $31.0 million at December 31, 2019 compared to $30.4 million at December 31, 2018. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at December 31, 2019 and 2018. At December 31, 2019, the Company had $250.0 million of FHLB advances borrowed as part of the overall asset liability strategy and to support loan growth. The Company did not have FHLB advances outstanding as of December 31, 2018. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

Long-term borrowings outstanding at December 31, 2019 and December 31, 2018 include the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the Company’s subordinated notes, please refer to Note 13 to the Consolidated Financial Statements, as well as the “Capital Resources and Adequacy” section below.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2018 AND 2017

For the year ended December 31, 2018, the Company’s net income was $152.3 million, a 52% increase as compared to the $100.2 million for the year ended December 31, 2017. Net income per basic and diluted common share for the year ended December 31, 2018 was $4.44 and $4.42, respectively as compared to $2.94 per basic common share and $2.92 per diluted common share for 2017, an increase of 51% per basic and diluted common share.

For the year ended December 31, 2018, the Company reported a return on average assets, or ROAA, of 1.91% as compared to 1.41% for the year ended December 31, 2017. The return on average common equity, or ROACE, for the year ended December 31, 2018 was 14.89%, as compared to 11.06% for the year ended December 31, 2017. The return on average tangible common equity for the year ended December 31, 2018 was 16.63%, as compared to 12.54% for the year ended December 31, 2017.

The Company’s earnings are largely dependent on net interest income, the difference between interest income and interest expense, which represented 93% and 91% of total revenue for the full year of 2018 and 2017, respectively.

The net interest margin, which measures the difference between interest income and interest expense (i.e., net interest income) as a percentage of average earning assets, decreased 5 basis points from 4.15% for the year ended December 31, 2017 to 4.10% for the year ended December 31, 2018. Average earning asset yields increased by 36 basis points (4.73% to 5.09%) for the year ended December 31, 2018 compared to the same period in 2017, while the cost of interest bearing liabilities increased by 67 basis points (to 1.61% from 0.94%). For 2018, in spite of competitive factors, the Company has been able to increase its loan portfolio yields relative to 2017 levels (5.54% as compared to 5.17%) due to disciplined loan pricing practices.

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

Net interest income in 2018 was $317.0 million as compared to $283.9 million in 2017. For the year ended December 31, 2018, net interest income increased 12% over the same period for 2017. Average loans increased $698.2 million (12%) and average deposits increased by $656.9 million (11%). The net interest margin was 4.10% for the year ended December 31, 2018, as compared to 4.15% for the same period in 2017. The Company has been able to improve its loan yields in 2018 as compared to 2017 levels due to disciplined loan pricing practices, and has managed its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships.

The allowance for credit losses increased $5.2 million at December 31, 2018 as compared to December 31, 2017, reflecting $8.7 million in provision for credit losses and $3.5 million in net charge-offs during 2018. The provision for credit losses was $8.7 million for the year ended December 31, 2018 as compared to $9.0 million for the year ended December 31, 2017. The lower provisioning during 2018, as compared to 2017, is due to lower loan growth ($579.9 million as compared to $733.6 million) due to higher loan payoffs. Net charge-offs of $3.5 million during 2018 represented 0.05% of average loans, excluding loans held for sale, as compared to $3.3 million or 0.06% of average loans, excluding loans held for sale, in 2017. Net charge-offs during 2018 were attributable primarily to commercial loans ($3.2 million).

At December 31, 2018 the allowance for credit losses represented 1.00% of loans outstanding, as compared to 1.01% at December 31, 2017. The allowance for credit losses represented 430% of nonperforming loans at December 31, 2018, as compared to 489% at December 31, 2017.

Total noninterest income for the year ended December 31, 2018 was $22.6 million as compared to $29.4 million for the year ended December 31, 2017, a 23% decrease. This decrease was primarily due to $2.1 million lower revenue on the origination, securitization, servicing, and sale of FHA Multifamily-Backed GNMA securities, a $1.2 million nonrecurring adjustment to a tax credit investment recorded in the fourth quarter of 2017, a $354 thousand prepayment penalty associated with a single credit that was recorded during the fourth quarter of 2017, $269 thousand of premium and servicing income recorded during 2017 resulting from the portfolio sale of $44.3 million in residential mortgages and HELOC’s out of the loan portfolio, $3.3 million lower gains on sale of loans, and $445 thousand lower gain on sale of investment securities. The FHA business unit generated income of $357 thousand on the origination, securitization, servicing and sale of FHA Multifamily-Backed GNMA securities for the full year 2018 compared to $2.5 million for the same period in 2017. The residential mortgage unit had $5.4 million of gains on the sale of loans for the full year of 2018 as compared to $7.8 million for the same period in 2017 resulting from fewer loan originations and subsequent loan sales.

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

Marketing and advertising increased from $4.1 million to $4.6 million, an increase of 12%, due primarily to increase digital and print advertising spend. Data processing increased from $8.2 million for the year ended December 31, 2017 to $9.7 million for 2018, an increase of 18%, and due primarily to the costs of software and infrastructure investments.

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

Other expenses decreased to $15.8 million for the year ended December 31, 2018 from $15.9 million for the same period in 2017, a decrease of less than 1%. The major components of cost in this category include broker fees, Virginia franchise tax, core deposit intangible amortization, insurance expenses, and director compensation. Cost control remains a significant operating objective of the Company.

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

BOLI is utilized by the Company in accordance with income tax regulations as part of the Company’s financing of its benefit programs. At December 31, 2018, this asset amounted to $73.4 million as compared to $60.9 million at December 31, 2017, which reflected the purchase of $10.0 million in additional policies during 2018 and an increase in cash surrender values.

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

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 21 to the Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2019 in the time period indicated.

	Within One	One to	Three to	Over Five
(dollars in thousands)	Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$5,941,352	$—	$—	$—	$5,941,352
Time deposits (1)	798,380	375,879	108,780	—	1,283,039
Borrowed funds (2)	280,980	—	70,000	150,000	500,980
Operating lease obligations	8,468	12,765	7,674	3,560	32,467
Outside data processing (3)	5,037	9,814	5,261	—	20,112
George Mason sponsorship (4)	663	1,350	1,350	7,463	10,826
D.C. United (5)	796	1,663	—	—	2,459
LIHTC investments (6)	3,690	4,426	2,347	797	11,260
Total	$7,039,366	$405,897	$195,412	$161,820	$7,802,495

(1)	Excludes accrued interest payable at December 31, 2019.
(2)	Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.

(3)	The Bank has outstanding obligations under its current core data processing contract that expire in June 2024 and two other vendor arrangements that relate to network infrastructure and data center services, one expires in December 2021 and the other expires in December 2020.
(4)	The Bank has the option of terminating the George Mason agreement at the end of contract years 10 and 15 (that is, effective June 30, 2025 or June 30, 2030). Should the Bank elect to exercise its right to terminate the George Mason contract, contractual obligations would decrease $3.5 million and $3.6 million for the first option period (years 11-15) and the second option period (16-20), respectively.
(5)	Marketing sponsorship agreement with D.C. United.
(6)	Low Income Housing Tax Credits (“LIHTC”) expected payments for unfunded affordable housing commitments.

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

Loan commitments outstanding and lines and letters of credit at December 31, 2019 and 2018 are as follows:

(dollars in thousands)	2019	2018
Unfunded loan commitments	$2,176,641	$2,228,689
Unfunded lines of credit	86,426	90,283
Letters of credit	69,723	83,162
Total	$2,332,790	$2,402,134

Unfunded loan commitments of $50 million as of December 31, 2019 were related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 21 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2019 and 2018.

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

Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2019, approximately 82% of the dollar amount of standby letters of credit was collateralized.

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

The Company enters into interest rate swap derivative financial instruments to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate deposits. Such instruments are designated as cash flow hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (a Consolidated Balance Sheet component of shareholders’ equity) and is reclassified into earnings in the same period(s) during which the hedged transaction affects earnings (i.e. the period when cash flows are exchanged between counterparties). Changes in the fair value of derivatives that are not highly effective in hedging the changes in the expected cash flows of the hedged item are recognized immediately in current earnings. Please refer to Note 10 to the Consolidated Financial Statements for further detail.

During the third quarter of 2018, the Company entered into credit risk participation agreements (“RPAs”) with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative, and have a notional value of $27.4 million as of December 31. 2019. The changes in fair value for these contracts are recognized directly in earnings. Please refer to Note 10 to the Consolidated Financial Statements for further detail.

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

LIQUIDITY MANAGEMENT

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. Additionally, the Bank can purchase up to $172.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2019 and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.34 billion, against which there was $82.4 million outstanding at December 31, 2019. The Bank also has a commitment at December 31, 2019 from Promontory to place up to $700.0 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $533.1 million at December 31, 2019. At December 31, 2019, the Bank was also eligible to make advances from the FHLB up to $1.54 billion based on collateral at the FHLB, of which there was $250 million outstanding as of December 31, 2019. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $653.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At December 31, 2019, under the Bank’s liquidity formula, it had $4.48 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

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

The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. As of December 31, 2019, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 347% of consolidated risk based capital; however, growth in that segment over the past 36 months at 46% does not exceed the 50% threshold laid out in the regulatory guidance. Construction, land and land development loans represent 118% of consolidated risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.

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

At December 31, 2019, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, and for the Company to a limited extent, excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The Common Equity Tier 1 ratio is the Tier 1 capital ratio but excluding preferred stock.

The Federal Reserve Board and the other federal banking agencies have adopted the Basel III Rules to implement the Basel III capital guidelines for U.S. banks. The capital rules require a CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. See the “Regulation” section for additional information regarding regulatory capital requirements.

The Company’s capital ratios were all well in excess of guidelines established by the Federal Reserve Board and the Bank’s capital ratios were in excess of those required to be classified as a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company’s and Bank’s capital ratios at December 31, 2019 and December 31, 2018 are shown in Note 22 to the Consolidated Financial Statements.

The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See further detail at the “Regulation” and “Risk Factors” sections.

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

During the year ended December 31, 2019, the Company was able to increase its net interest income by 2% while continuing to manage its overall interest rate risk position to a moderate level.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage-backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the year ended December 31, 2019, the average investment portfolio balances increased by 15% as compared to balances at December 31, 2018, in the effort to maintain the overall proportion of AFS securities to total assets, while also prudently managing deposit growth that outpaced loan growth. Cash flows from mortgage backed securities and sales of U.S. agency securities were reinvested primarily into a similar combination of mortgage backed securities and agencies. Additional investments have been made in community bank sub-debt and SBA bonds. The percentage mix of municipal securities increased to 8% of total investments at December 31, 2019 from 6% at December 31, 2018, as the focus shifted to shorter duration instruments with more cash flow. The portion of the portfolio invested in mortgage backed securities increased to 72% at December 31, 2019 from 70% at December 31, 2018 while the portion of the portfolio represented in U.S. agency investments decreased from 22% to 13%. During 2019, the bank held 4% of its investment portfolio in US Treasury securities. Shorter duration floating rate corporate bonds were 1% of total investments at December 31, 2019 and SBA bonds, which are included in mortgage backed securities, were 8% of total investments at December 31, 2019. The duration of the investment portfolio was 3.4 years at December 31, 2019 and 3.6 at December 31, 2018, and was due primarily to the passage of time and maturity of the bond portfolio mitigated by purchases of a higher mix and dollar amount of  longer duration mortgage backed securities and municipal bonds.

In the loan portfolio, the repricing duration was 20 months at December 31, 2019 and 17 months at December 31, 2018, with fixed rate loans amounting to 41% of total loans at December 31, 2019 and 39% at December 31, 2018. Variable and adjustable rate loans comprised 59% of total loans at December 31, 2019 and 61% for 2018. Variable rate loans are generally indexed to either the one month London Interbank Offered Rate (“LIBOR”) or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio lengthened to 27 months at December 31, 2019 from 26 months at December 31, 2018. The change since December 31, 2018 was due to a planned increase in the amount of term deposits as a percentage of total deposits in an effort to add balance sheet liquidity. The Company experienced $250.1 million in total deposit growth for the year ended December 31, 2019 as compared to total loan growth of $554.3 million.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, although competition for new loans persists. A disciplined approach to loan pricing has resulted in a loan portfolio yield of 5.45% for the year ended December 31, 2019 as compared to 5.54% for the same period in 2018. In the competitive interest rate environment of 2019, the interest rates on new loan originations have been less than the rates of loan paydowns and payoffs. Additionally, significant amounts of variable and adjustable rate loans have repriced down as market interest rates decreased.

The net unrealized gain before income tax on the investment portfolio was $4.2 million at December 31, 2019 as compared to a net unrealized loss before tax of $9.5 million at December 31, 2018, with $1.5 million of realized net gains recorded during the year ended December 31, 2019. The higher net unrealized gain on the investment portfolio was due primarily to lower interest rates at year end 2019 as compared to year end 2018. At December 31, 2019, the unrealized gain position represented 0.5% of the portfolio’s book value.

The Company is a party to interest rate swaps as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank’s cost of funds. As of December 31, 2019, the Company had one interest rate swap transactions outstanding that had a notional amount of $100.0 million associated with the Company’s variable rate deposits as compared to three designated cash flow hedge notional interest rate swap transactions outstanding as of December 31, 2018 amounting to $250.0 million associated with the Company’s variable rate deposits. The decline in the amount of hedged variable rate deposits was due to a reduction in such variable rate deposits. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments that began in April 2016. The net unrealized loss before income tax on the interest rate swaps was $202 thousand at December 31, 2019 as compared to a net unrealized gain before income tax of $3.7 million at December 31, 2018, and is included in accumulated other comprehensive income (net of taxes) on the Consolidated Balance Sheet. The unrealized loss in value since year end 2018 was due to the termination of two of the interest rate swap transactions as part of the Company’s asset liability strategy as well as declines in market interest rates. As a result of the swap terminations, the Company recognized $829 thousand in noninterest income during March 2019. Additionally, the Company will amortize $123 thousand of realized gain as a reduction to interest expense through the swap’s original maturity date of March 31, 2020.

During the third quarter of 2018, the Company entered into credit RPAs with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative, and have a notional value of $27.4 million as of December 31, 2019. The changes in fair value for these contracts are recognized directly in earnings.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2019. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at December 31, 2019, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at December 31, 2019 shows a moderate effect on net interest income over the next 12 months, as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter asset and liability durations. The repricing duration of the investment portfolio at December 31, 2019 is 3.4 years, the loan portfolio 1.7 years, the interest bearing deposit portfolio 2.3 years and the borrowed funds portfolio 3.9 years.

The following table reflects the result of simulation analysis on the December 31, 2019 asset and liability balances:

Percentage change in
Change in interest	Percentage change in net	Percentage change in	market value of portfolio
rates (basis points)	interest income	net income	equity
+400	+20.9%	+36.2%	+14.5%
+300	+15.6%	+27.1%	+12.2%
+200	+10.4%	+18.0%	+9.5%
+100	+5.1%	+8.8%	+5.6%
0	-	-	-
(100)	-3.2%	-5.6%	-7.9%
(200)	-7.7%	-13.3%	-21.5%

The results of simulation analysis are within the relevant policy limits adopted by the Company except for the negative 200 basis point scenario for the market value of portfolio equity, which becomes harder to interpret as assets and liabilities go down to the zero lower bound in the simulation. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400 basis point change. Due to the level of market rates at December 31, 2019, interest rate shocks of -200, -300 and -400 basis points leave the Bank with zero and negative rate instruments and are not considered practical or informative. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at December 31, 2019 are not considered to be excessive. The positive impact of +5.1% in net interest income and +8.8% in net income given a 100 basis point increase in market interest rates at December 31, 2019 compares to +4.8% in net interest income and +7.9 in net income for the same period in 2018 and reflects in large measure the impact of variable and adjustable rate loans that are at or above floor rates at December 31, 2019 as compared to December 31, 2018.

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

During 2019, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at December 31, 2019 was similar to the interest rate risk position at December 31, 2018. As compared to December 31, 2018, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale decreased by $43.2 million at December 31, 2019.

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

During 2019, average market interest rates resulted in a flattening of the yield curve. As compared to the year 2018, the average two year U.S. Treasury rate in 2019 decreased by 53 basis points from 2.51% to 1.98%. The average five year U.S. Treasury rate decreased by 79 basis points from 2.75% to 1.96% while the average ten year U.S. Treasury rate decreased by 82 basis points from 2.96% to 2.15%. In that environment, the Company was able to achieve a net interest spread for 2019 of 3.05% compared to 3.48% for the year of 2018. The decline was due primarily to an increase in the cost of interest bearing liabilities. The Company believes that the change in the net interest spread for the full year 2019 has been consistent with its risk analysis at December 31, 2018. On an annual basis, the Company back-tests the actual change in its net interest spread against expected change and actual market interest rate movements and other factors impacting actual as compared to projected results.

GAP Analysis

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. Net interest income represented 92% and

93% of the Company’s revenue for the years ended December 31, 2019 and December 31, 2018, respectively. The Company’s net interest margin was 3.77% for the year ended December 31, 2019, as compared to 4.10% for the year ended December 31, 2018. The decline in net interest margin for the year ended December 31, 2019 as compared to the year ended December 31, 2018, was due to increased funding costs from term deposits gathered early in the year, new loan and variable rate loans adjusting downward as market rates fell, exacerbated by a decrease in the average loan to deposit ratio, as the Bank rebuilt its liquidity position.

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

At December 31, 2019, the Company had a positive GAP position of approximately $295 million or 3% of total assets out to three months and a positive cumulative GAP position of $243 million or 3% of total assets out to 12 months; as compared to a positive GAP position of approximately $604 million or 7% of total assets out to three months and a positive cumulative GAP position of approximately $417 million or 5% of total assets out to 12 months at December 31, 2018. The change in the positive GAP position at December 31, 2019, as compared to December 2018, was minimal and contributed to the neutral interest rate risk position of the Company. The change in the GAP position at December 31, 2019 as compared to December 31, 2018 is not deemed material to the Company’s overall interest rate risk position. The overall interest rate risk position relies more heavily on simulation analysis, which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

GAP Analysis December 31, 2019 (dollars in thousands)
						Total Rate
Repricible in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$146,214	$161,322	$198,109	$137,007	$235,906	$878,558
Loans (1)(2)	3,858,735	535,559	1,354,716	981,808	871,637	7,602,455
Fed funds and other short-term investments	234,434	—	—	—	—	234,434
Other earning assets	75,724	—	—	—	—	75,724
Total	$4,315,107	$696,881	$1,552,825	$1,118,815	$1,107,543	$8,791,171	197,548	$8,988,719

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$75,733	$210,367	$454,884	$333,658	$989,725	$2,064,367
Interest bearing transaction	863,856	—	—	—	—	863,856
Savings and money market	2,788,129	—	—	—	225,000	3,013,129
Time deposits	261,717	538,353	374,189	105,643	3,137	1,283,039
Customer repurchase agreements and fed funds purchased	30,980	—	—	—	—	30,980
Other borrowings	100,000	—	148,242	69,445	150,000	467,687
Total	$4,120,415	$748,720	$977,315	$508,746	$1,367,862	$7,723,058	74,981	$7,798,039
GAP	$194,692	$(51,839)	$575,510	$610,069	$(260,319)	$1,068,113
Cumulative GAP	$194,692	$142,853	$718,363	$1,328,432	$1,068,113

Cumulative gap as percent of total assets	2.17%	1.59%	7.99%	14.78%	11.88%	—

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$100,000	$—	$(100,000)	$—	$—	$—
Interest Rate Swaps - Fed Funds based	—	—	—	—	—	—
Total	$100,000	$—	$(100,000)	$—	$—	$—	$—	$—
GAP	$294,692	$(51,839)	$475,510	$610,069	$(260,319)	$1,068,113
Cumulative GAP	$294,692	$242,853	$718,363	$1,328,432	$1,068,113	$—
Cumulative gap as percent of total assets	3.28%	2.70%	7.99%	14.78%	11.88%	—

(1)	Includes loans held for sale
(2)	Nonaccrual loans are included in the over 60 months category

The sum of federal funds sold, interest bearing deposits with banks and other short-term investments decreased by $43.2 million at December 31, 2019 as compared to December 31, 2018. The Company was able to curtail some short term liabilities, namely Federal Home Loan Bank short term borrowings, at year end 2019 as compared to 2018, but was holding more time deposits that are due to mature and reprice in the 4-12 month time horizon. This change resulted in the cumulative GAP position within 12 months decreasing to 3% of total assets at December 31, 2019 from 5% of total assets at December 31, 2018.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eagle Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

As described in Note 4 to the consolidated financial statements, the Company’s consolidated allowance for credit losses was $73.7 million at December 31, 2019. As described by management in Note 1, the allowance for credit losses is comprised of three components:

a specific allowance, a formula allowance and a nonspecific or environmental factors allowance. Each component is determined based on estimates that can and do change when actual events occur:

●	The specific allowance allocates a reserve to identified impaired loans, which are based on the results of the Company’s impairment analysis.
●	The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as requiring specific reserves. The portfolio of unimpaired loans is stratified by loan type and risk assessment. Allowance factors relate to the type of loan and level of the internal risk rating, with loans exhibiting higher risk and loss experience receiving a higher allowance factor.
●	The environmental factors allowance is based on management’s evaluation of various internal and external environmental conditions, including delinquencies, loss history, changes in lending policy and procedures, changes in business and economic conditions, changes in the nature and volume of the portfolio, management expertise, concentrations within the portfolio, quality of internal and external loan review systems, competition, and legal and regulatory requirements.

Estimating an appropriate allowance for credit losses requires management to make certain assumptions about losses that have been incurred but not yet realized in the loan portfolio as of the balance sheet date. Significant judgments in estimating the allowance for credit losses include the determination of the impact of external and internal environmental factors and the identification and valuation of impaired loans. Impaired loan identification can be more complicated given that, as described in Note 4, approximately sixty-five percent of the Company’s $1.6 billion of acquisition, development and construction loans contain interest reserves that are funded at loan origination. The presence of an interest reserve may require more judgment to determine whether or not the loan is performing as expected.

We identified the allowance for credit losses as a critical audit matter. The principal considerations for our determination of the allowance for credit losses as a critical audit matter included management’s judgment applied in determining the impact of external and internal environmental factors and the risks involved in appropriately identifying and valuing impaired loans. In turn, auditing management’s judgments regarding the valuation and identification of impaired loans and external and internal environmental factors applied in the allowance calculation involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated the design and operating effectiveness of controls relating to management’s determination of the allowance for credit losses, including:
o	Controls over management’s credit administration function, which are designed to ensure the timely and complete identification of impaired loans.
o

Controls over management’s review and approval of the allowance reserves, including management’s evaluation of the internal and external environmental factors and other portfolio trends that might impact the calculation of the allowance.

●	We tested the calculation of losses on identified impaired loans and performed procedures over loan data to determine the completeness of the impaired loan population. This included reviewing a sample of construction loan files for evidence of support for draw requests and progress of the construction according to plan. We also tested the loan data to ensure delinquent and non-accrual loans were appropriately treated in the allowance for credit losses.
●	We tested a sample of identified impaired loan valuations by comparing inputs in the valuation to source data, evaluating appraisals obtained from third party appraisers, and testing the mathematical calculations in the valuation.
●	We evaluated management’s application of internal and external environmental factor adjustments to the allowance for credit losses, which included obtaining support for those adjustments and comparing to third party or internal sources, as applicable.
●	We assessed overall trends in credit quality at the Company by analyzing key performance indicators as well as changes in the industry and how the Company’s allowance model and environmental and other risk factors compared to those trends. We also considered the weight of confirming and disconfirming evidence from internal and external sources, loan portfolio performance and third-party data, and whether such assumptions were applied consistently period over period.

Loss Contingencies

As described in Note 21 to the consolidated financial statements, the Company has received various document requests and subpoenas from securities and banking regulators and U.S. Attorney’s Offices in connection with investigations, which the Company believes relate to the Company’s identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. Estimating an amount or range of possible losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment. Therefore, the Company is unable to predict the duration, scope or outcome of these investigations.

We identified the ongoing investigations as a critical audit matter. The principal considerations for this determination are the nature of the items under investigation, about which the Company engaged outside specialists to perform extensive investigations, and the related identified material weakness in its internal control over financial reporting. Auditing management’s evaluation of these matters, including accounting for and disclosure of loss contingencies from these matters, involved challenging and subjective auditor judgement. In addition, the audit effort involved the use of the firm’s forensic specialist to assist in performing procedures and evaluating the audit evidence obtained. We also used significant auditor judgment in assessing the evidence provided by the Company related to its remediation of the material weakness.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated the design and operating effectiveness of the Company’s internal controls over the identification of related parties and related party transactions, including training provided to members of management and the board.
●	We evaluated the results of the Company’s internal investigations into the matters that were performed by the Company’s engaged specialists. This included interviewing the Company’s specialists, obtaining and evaluating evidence that was key to their conclusions, and evaluating letters of audit inquiry from the Company’s external legal counsel. Professionals with specialized skills and knowledge were used to assist in the evaluation of the completeness and results of the Company’s investigations.
●	We assessed the Company’s disclosures in consideration of the material weakness identified and the results of the Company’s internal investigations, including their determination of whether a loss is probable or reasonably estimable.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2016.

Charlotte, North Carolina

March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Eagle Bancorp Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eagle Bancorp, Inc. and Subsidiaries’ (the “Company”)’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Eagle Bancorp Inc. has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment.  Management has identified a material weakness in internal controls resulting from tone at the top issues that contributed to a control environment that was insufficiently tailored to the culture of deference afforded to the former Chairman, President and Chief Executive Officer.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Eagle Bancorp, Inc. and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2019 and the related notes (collectively referred to as the "consolidated financial statements"), and our report dated March 2, 2020, expressed an unqualified opinion on those consolidated financial statements.  The material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements described above, and this report does not affect our report dated March 2, 2020 on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Effectiveness of Internal Control over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 2, 2020

Baltimore, Maryland

March 2, 2020

EAGLE BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

Assets	December 31, 2019	December 31, 2018
Cash and due from banks	$7,539	$6,773
Federal funds sold	38,987	11,934
Interest bearing deposits with banks and other short-term investments	195,447	303,157
Investment securities available-for-sale, at fair value	843,363	784,139
Federal Reserve and Federal Home Loan Bank stock	35,194	23,506
Loans held for sale	56,707	19,254
Loans	7,545,748	6,991,447
Less allowance for credit losses	(73,658)	(69,944)
Loans, net	7,472,090	6,921,503
Premises and equipment, net	14,622	16,851
Operating lease right-of-use assets	27,372	—
Deferred income taxes	29,804	33,027
Bank owned life insurance	75,724	73,441
Intangible assets, net	104,739	105,766
Other real estate owned	1,487	1,394
Other assets	85,644	88,392
Total Assets	$8,988,719	$8,389,137

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$2,064,367	$2,104,220
Interest bearing transaction	863,856	593,107
Savings and money market	3,013,129	2,949,559
Time, $100,000 or more	663,987	801,957
Other time	619,052	525,442
Total deposits	7,224,391	6,974,285
Customer repurchase agreements	30,980	30,413
Other short-term borrowings	250,000	—
Long-term borrowings	217,687	217,296
Operating lease liabilities	29,959	—
Other liabilities	45,021	58,202
Total Liabilities	7,798,038	7,280,196

Shareholders’ Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 33,241,496 and 34,387,919, respectively	331	342
Additional paid in capital	482,286	528,380
Retained earnings	705,105	584,494
Accumulated other comprehensive income (loss)	2,959	(4,275)
Total Shareholders’ Equity	1,190,681	1,108,941
Total Liabilities and Shareholders’ Equity	$8,988,719	$8,389,137

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

Years Ended December 31,

(dollars in thousands, except per share data)

	2019	2018	2017
Interest Income
Interest and fees on loans	$400,923	$368,606	$308,510
Interest and dividends on investment securities	21,037	17,907	12,214
Interest on balances with other banks and short-term investments	7,438	6,616	3,258
Interest on federal funds sold	232	157	52
Total interest income	429,630	393,286	324,034
Interest Expense
Interest on deposits	91,026	60,210	27,286
Interest on customer repurchase agreements	345	225	197
Interest on short-term borrowings	2,298	3,942	748
Interest on long-term borrowings	11,916	11,916	11,916
Total interest expense	105,585	76,293	40,147
Net Interest Income	324,045	316,993	283,887
Provision for Credit Losses	13,091	8,660	8,971
Net Interest Income After Provision For Credit Losses	310,954	308,333	274,916

Noninterest Income
Service charges on deposits	6,247	7,014	6,364
Gain on sale of loans	8,474	5,963	9,275
Gain on sale of investment securities	1,517	97	542
Increase in the cash surrender value of bank owned life insurance	1,703	1,507	1,711
Other income	7,758	8,005	11,480
Total noninterest income	25,699	22,586	29,372
Noninterest Expense
Salaries and employee benefits	79,842	67,734	67,129
Premises and equipment expenses	14,387	15,660	15,632
Marketing and advertising	4,826	4,566	4,095
Data processing	9,412	9,714	8,220
Legal, accounting and professional fees	12,195	9,742	5,053
FDIC insurance	3,206	3,512	2,554
Other expenses	15,994	15,783	15,869
Total noninterest expense	139,862	126,711	118,552
Income Before Income Tax Expense	196,791	204,208	185,736
Income Tax Expense	53,848	51,932	85,504
Net Income	142,943	152,276	100,232

Earnings Per Common Share
Basic	$4.18	$4.44	$2.94
Diluted	$4.18	$4.42	$2.92

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income

Years Ended December 31,

(dollars in thousands)

	2019	2018	2017
Net Income	$142,943	$152,276	$100,232

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	11,254	(3,841)	(840)
Reclassification adjustment for net gains included in net income	(1,101)	(72)	(336)
Total unrealized gain (loss) on investment securities	10,153	(3,913)	(1,176)
Unrealized (loss) gain on derivatives	(2,049)	1,806	2,794
Reclassification adjustment for amounts included in net income	(870)	(418)	(987)
Total unrealized (loss) gain on derivatives	(2,919)	1,388	1,807
Other comprehensive income (loss)	7,234	(2,525)	631
Comprehensive Income	$150,177	$149,751	$100,863

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands except share data)

					Accumulated
					Other	Total
	Common		Additional Paid	Retained	Comprehensive	Shareholders’
	Shares	Amount	in Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2017	34,023,850	$338	$513,531	$331,311	$(2,381)	$842,799

Net Income	—	—	—	100,232	—	$100,232
Other comprehensive income, net of tax	—	—	—	—	631	631
Stock-based compensation expense	—	—	5,568	—	—	5,568
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	69,040	1	371	—	—	372
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(17,801)	2	(2)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	4,293	—	—	—	—	—
Time based stock awards granted	91,097	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	14,684	(1)	836	1	—	836
Balance December 31, 2017	34,185,163	$340	$520,304	$431,544	$(1,750)	$950,438

Net Income	—	—	—	152,276	—	$152,276
Other comprehensive loss, net of tax	—	—	—	—	(1,851)	(1,851)
Stock-based compensation expense	—	—	6,494	—	—	6,494
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	108,201	1	775	—	—	776
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(14,162)	1	(1)	—	—	—
Time based stock awards granted	94,344	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	14,373	—	808	—	—	808
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI (ASU 2018-02)	—	—	—	674	(674)	—
Balance December 31, 2018	34,387,919	342	528,380	584,494	(4,275)	1,108,941

Net Income	—	—	—	142,943	—	142,943
Other comprehensive income, net of tax	—	—	—	—	7,234	7,234
Stock-based compensation expense	—	—	7,684	—	—	7,684
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	26,784	—	332	—	—	332
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(15,127)	1	(1)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	17,655	—	—	—	—	—
Time based stock awards granted	112,636	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	16,129	—	782	—	—	782
Cash dividends declared ($0.66 per share)	—	—	—	(22,332)	—	(22,332)
Common stock repurchased	(1,304,500)	(12)	(54,891)	—	—	(54,903)
Balance December 31, 2019	33,241,496	$331	$482,286	$705,105	$2,959	$1,190,681

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net Income	$142,943	$152,276	$100,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,091	8,660	8,971
Depreciation and amortization	6,174	6,969	6,883
Gains on sale of loans	(8,474)	(5,963)	(9,544)
Gains on sale of GNMA loans	(139)	(342)	(2,450)
Securities premium amortization (discount accretion), net	5,186	4,445	3,986
Origination of loans held for sale	(665,726)	(325,109)	(707,489)
Proceeds from sale of loans held for sale	636,747	337,256	746,016
Net increase in cash surrender value of BOLI	(1,703)	(1,507)	(1,466)
Deferred income tax (benefit) expense	(61)	(3,497)	18,974
Net loss (gain) on sale of other real estate owned	—	—	301
Net gain on sale of investment securities	(1,517)	(97)	(542)
Stock-based compensation expense	7,684	6,494	5,568
Net tax (expense) benefits from stock compensation	(48)	110	460
Increase in other assets	(21,340)	(16,301)	(19,324)
Increase in other liabilities	19,809	2,061	10,348
Net cash provided by operating activities	132,684	165,455	160,924
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(374,648)	(331,884)	(202,974)
Proceeds from maturities of available-for-sale securities	214,204	93,848	75,922
Proceeds from sale/call of available-for-sale securities	104,785	36,292	73,079
Purchases of Federal Reserve and Federal Home Loan Bank stock	(100,939)	(47,872)	(33,008)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	89,250	60,690	18,285
Net increase in loans	(563,771)	(583,393)	(738,067)
Purchase of BOLI	(580)	(11,000)	—
Purchase of annuities	(2,589)	—	—
Proceeds from sale of other real estate owned	—	—	2,144
Increase in premises and equipment	(2,839)	(1,482)	(5,758)
Net cash used in investing activities	(637,127)	(784,801)	(810,377)
Cash Flows From Financing Activities:
Increase in deposits	250,106	1,120,301	137,870
Increase (decrease) in customer repurchase agreements	567	(46,148)	7,685
Increase (decrease) in short-term borrowings	250,000	(325,000)	325,000
Proceeds from exercise of equity compensation plans	332	776	372
Proceeds from employee stock purchase plan	782	808	836
Common stock repurchased	(54,903)	—	—
Cash dividends paid	(22,332)	—	—
Net cash provided by financing activities	424,552	750,737	471,763
Net (Decrease) Increase In Cash and Cash Equivalents	(79,891)	131,391	(177,690)
Cash and Cash Equivalents at Beginning of Period	321,864	190,473	368,163
Cash and Cash Equivalents at End of Period	$241,973	$321,864	$190,473
Supplemental Cash Flows Information:
Interest paid	$105,985	$73,806	$39,772
Income taxes paid	$54,650	$55,200	$69,200
Non-Cash Investing Activities
Initial recognition of operating lease right-of-use assets	$29,574	$—	$1,145
Transfers from loans to other real estate owned	$93	$—	$—

See notes to consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2019, 2018 and 2017:

Note 1 – Summary of Significant Accounting Policies

The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the “Company”) with all significant intercompany transactions eliminated. EagleBank (the “Bank”), a Maryland chartered commercial bank, is the Company’s principal subsidiary. The investment in subsidiaries is recorded on the Company’s books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“GAAP”) and to general practices in the banking industry. The following is a summary of the significant accounting policies.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans, the origination of small business loans, and the origination, securitization and sale of multifamily Federal Housing Authority (“FHA”) loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. As of December 31, 2019, the Bank offers its products and services through twenty banking offices, six lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.

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

The Company’s current practice is to sell residential mortgage loans held for sale on a servicing released basis, and, therefore, it has no intangible asset recorded in the normal course of business for the value of such servicing as of December 31, 2019 and December 31, 2018.

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

The Company originates multifamily FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (”Ginnie Mae”) MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and periodically bundles and sells the servicing rights. When servicing is retained on multifamily FHA loans securitized and sold, the Company computes an excess servicing asset on a loan by loan basis with the unamortized amount being included in Intangible assets in the Consolidated Balance Sheets. Unamortized multifamily FHA MSRs totaled $310 thousand as of December 31, 2019 and $282 thousand as of December 31, 2018.

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

Investment Securities

The Company has no securities classified as trading or as held-to-maturity. Securities available-for-sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, current market conditions, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses being reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of deferred income tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income in the Consolidated Statements of Operations.

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

The environmental factors allowance is also used to estimate the loss associated with pools of non-classified loans. These non-classified loans are also stratified by loan type, and environmental allowance factors are assigned by management based upon a number of conditions, including delinquencies, loss history, changes in lending policy and procedures, changes in business and economic conditions, changes in the nature and volume of the portfolio, management expertise, concentrations within the portfolio, quality of internal and external loan review systems, competition, and legal and regulatory requirements.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets and mortgage servicing rights (“MSRs”) that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.

Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually or upon the occurrence of a triggering event. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. Any impairment would be realized through a reduction of goodwill or the intangible and an offsetting charge to non-interest expense. The Company performs impairment testing as of December 31, 2019, or when events or changes in circumstances indicate the assets might be impaired.

The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company assesses qualitative factors on a quarterly basis. Based on the assessment of these qualitative factors, if it is determined that it is more likely than not that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. Based on the results of qualitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2019. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Income Taxes

The Company employs the asset and liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e. temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and limits risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are necessary for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at December 31, 2019 or December 31, 2018.

The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination for income tax returns by the Internal Revenue Service, as well as all of the states where it conducts business, for the years ending after December 31, 2016. There are currently no examinations in process as of December 31, 2019.

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

Stock-Based Compensation

In accordance with ASC Topic 718, “Compensation,” the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value of option and restricted stock awards computed at the date of grant. Compensation expense on variable stock grants (i.e., performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 17 to the Consolidated Financial Statements for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2019, 2018 and 2017. The Company records the discount from the fair market value of shares issued under its Employee Share Purchase Plan as a component of Salaries and employee benefits expense in its Consolidated Statement of Income.

New Authoritative Accounting Guidance

Accounting Standards Adopted in 2019

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 has, among other things, required lessees to recognize a lease liability, which is a lessee's obligation to make lease payments, measured on a discounted basis; and a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 did not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 became effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which, among other things, provides an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we recognized ROU assets of $29.6 million and related lease liabilities of $33.5 million which reduced the March 31, 2019 total risk based capital ratio by six basis points. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we did not reassess (i) whether any expired or existing contracts were or contained leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also elected to not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We utilized the modified-retrospective transition approach prescribed by ASU 2018-11. Refer to Note 6 to the Consolidated Financial Statements for additional disclosure regarding leases.

Accounting Standards Pending Adoption

ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance for determining the allowance for credit losses delays recognition of expected future credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 was effective for the Company beginning on January 1, 2020.

Entities will apply any changes resulting from the application of the new standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We plan to elect the Federal Reserve and FDIC’s rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. We preliminarily expect this rule to increase the reserve for credit losses 10-20% inclusive of the impact on commitments to lend upon implementation on January 1, 2020. The ultimate impact may change as we finalize our model validations as well as the execution of our implementation controls and processes.

Note 2 – Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2019, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as significant excess reserves, on which interest is paid. The average balance maintained in 2019 was $307 million and in 2018 was $327 million.

Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with domestic correspondent banks as compensation for services they provide to the Bank.

Note 3 – Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross		Gross	Estimated
December 31, 2019	Amortized	Unrealized		Unrealized	Fair
(dollars in thousands)	Cost	Gains		Losses	Value
U. S. agency securities	$180,228	$621	#	$1,055	$179,794
Residential mortgage backed securities	541,490	4,337		1,975	543,852
Municipal bonds	71,902	2,034		5	73,931
Corporate bonds	10,530	203		—	10,733
U.S. Treasury	34,844	11		—	34,855
Other equity investments	198	—		—	198
	$839,192	$7,206		$3,035	$843,363

		Gross		Gross	Estimated
December 31, 2018	Amortized	Unrealized		Unrealized	Fair
(dollars in thousands)	Cost	Gains		Losses	Value
U. S. agency securities	$260,150	$228	#	$4,033	$256,345
Residential mortgage backed securities	477,949	1,575		7,293	472,231
Municipal bonds	45,814	439		484	45,769
Corporate bonds	9,503	79		6	9,576
Other equity investments	218	—		—	218
	$793,634	$2,321		$11,816	$784,139

In addition, at December 31, 2019 and December 31, 2018, the Company held $35.2 million and $23.5 million in equity securities, respectively, in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.4 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2019 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2019 and 2018 are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2019	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	36	$75,159	$439	$51,481	$616	$126,640	$1,055
Residential mortgage backed securities	111	197,794	1,148	90,742	827	288,536	1,975
Municipal bonds	1	1,994	5	—	—	1,994	5
	148	$274,947	$1,592	$142,223	$1,443	$417,170	$3,035

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2018	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	58	$72,679	$533	$144,636	$3,500	$217,315	$4,033
Residential mortgage backed securities	151	61,199	527	225,995	6,766	287,194	7,293
Municipal bonds	11	4,299	50	17,041	434	21,340	484
Corporate bonds	1	1,494	6	—	—	1,494	6
	221	$139,671	$1,116	$387,672	$10,700	$527,343	$11,816

The amortized cost and estimated fair value of investments available-for-sale at December 31, 2019 and 2018 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$96,332	$96,226	$128,148	$125,545
After one year through five years	76,121	75,821	119,856	118,883
Five years through ten years	7,775	7,747	12,146	11,917
Residential mortgage backed securities	541,490	543,852	477,949	472,231
Municipal bonds maturing:
One year or less	5,897	5,969	8,097	8,167
After one year through five years	21,416	21,953	15,025	15,081
Five years through ten years	42,589	44,015	21,626	21,385
After ten years	2,000	1,994	1,066	1,136
Corporate bonds maturing:
One year or less	502	508	—	—
After one year through five years	8,528	8,725	8,003	8,076
After ten years	1,500	1,500	1,500	1,500
U.S. treasury	34,844	34,855	—	—
Other equity investments	198	198	218	218
	$839,192	$843,363	$793,634	$784,139

In 2019, gross realized gains on sales of investment securities were $1.7 million and gross realized losses on sales of investment securities were $153 thousand. In 2018, gross realized gains on sales of investment securities were $391 thousand and gross realized losses on sales of investment securities were $294 thousand. In 2017, gross realized gains on sales of investment securities were $796 thousand and gross realized losses on sales of investment securities were $254 thousand.

Proceeds from sales and calls of investment securities for 2019, 2018 and 2017 were $104.8 million, $36.3 million, and $73.1 million, respectively.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at December 31, 2019 was $378 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of December 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Note 4 – Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at December 31, 2019 and 2018 are summarized by type as follows:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,545,906	20%	$1,553,112	22%
Income producing - commercial real estate	3,702,747	50%	3,256,900	46%
Owner occupied - commercial real estate	985,409	13%	887,814	13%
Real estate mortgage - residential	104,221	1%	106,418	2%
Construction - commercial and residential	1,035,754	14%	1,039,815	15%
Construction - C&I (owner occupied)	89,490	1%	57,797	1%
Home equity	80,061	1%	86,603	1%
Other consumer	2,160	—	2,988	—
Total loans	7,545,748	100%	6,991,447	100%
Less: allowance for credit losses	(73,658)		(69,944)
Net loans	$7,472,090		$6,921,503

Unamortized net deferred fees amounted to $25.2 million and $26.5 million at December 31, 2019 and 2018, of which $32 thousand and $60 thousand at December 31, 2019 and 2018, respectively, represented net deferred costs on home equity loans.

As of December 31, 2019 and 2018, the Bank serviced $99 million and $111 million, respectively, of multifamily FHA loans, SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing. At December 31, 2019, owner occupied commercial real estate and construction – C&I (owner occupied) represent approximately 14% of the loan portfolio while non-owner occupied commercial real estate and real estate construction represented approximately 64% of the loan portfolio. The combined owner occupied and commercial real estate loans represented approximately 78% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 85% of all loans being secured or partially secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 20% of the loan portfolio at December 31, 2019 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 1% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 1% of the loan portfolio at December 31, 2019 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.61 billion at December 31, 2019. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 65% of the outstanding ADC loan portfolio at December 31, 2019. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following tables detail activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income Producing -	Owner Occupied -	Real Estate	Construction -
		Commercial	Commercial	Mortgage -	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Year Ended December 31, 2019
Allowance for credit losses:
Balance at beginning of period	$15,857	$28,034	$6,242	$965	$18,175	$599	$72	$69,944
Loans charged-off	(4,868)	(1,847)	—	—	(3,496)	—	(8)	(10,219)
Recoveries of loans previously charged-off	405	26	3	3	354	—	51	842
Net loans charged-off	(4,463)	(1,821)	3	3	(3,142)	—	43	(9,377)
Provision for credit losses	7,438	3,052	(407)	589	2,452	57	(90)	13,091
Ending balance	$18,832	$29,265	$5,838	$1,557	$17,485	$656	$25	$73,658
For the Year Ended December 31, 2019
Allowance for credit losses:
Individually evaluated for impairment	$5,714	$2,145	$415	$650	$100	$100	$—	$9,124
Collectively evaluated for impairment	13,118	27,120	5,423	907	17,385	556	25	64,534
Ending balance	$18,832	$29,265	$5,838	$1,557	$17,485	$656	$25	$73,658

Year Ended December 31, 2018
Allowance for credit losses:
Balance at beginning of period	$13,102	$25,376	$5,934	$944	$18,492	$770	$140	$64,758
Loans charged-off	(3,491)	(121)	(132)	—	(1,160)	—	(81)	(4,985)
Recoveries of loans previously charged-off	340	2	3	6	1,009	133	18	1,511
Net loans (charged-off) recoveries	(3,151)	(119)	(129)	6	(151)	133	(63)	(3,474)
Provision for credit losses	5,906	2,777	437	15	(166)	(304)	(5)	8,660
Ending balance	$15,857	$28,034	$6,242	$965	$18,175	$599	$72	$69,944
For the Year Ended December 31, 2018
Allowance for credit losses:
Individually evaluated for impairment	$4,803	$2,465	$600	$—	$1,050	$—	$—	$8,918
Collectively evaluated for impairment	11,054	25,569	5,642	965	17,125	599	72	61,026
Ending balance	$15,857	$28,034	$6,242	$965	$18,175	$599	$72	$69,944

The Company’s recorded investments in loans as of December 31, 2019 and December 31, 2018 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Income Producing -	Owner Occupied -	Real Estate	Construction -
		Commercial	Commercial	Mortgage -	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
December 31, 2019
Recorded investment in loans:
Individually evaluated for impairment	$25,288	$19,093	$6,463	$5,365	$11,510	$487	$—	$68,206
Collectively evaluated for impairment	1,520,618	3,683,654	978,946	98,856	1,113,734	79,574	2,160	7,477,542
Ending balance	$1,545,906	$3,702,747	$985,409	$104,221	$1,125,244	$80,061	$2,160	$7,545,748
December 31, 2018
Recorded investment in loans:
Individually evaluated for impairment	$8,738	$61,747	$5,307	$1,228	$7,012	$487	$—	$84,519
Collectively evaluated for impairment	1,544,374	3,195,153	882,507	105,190	1,090,600	86,116	2,988	6,906,928
Ending balance	$1,553,112	$3,256,900	$887,814	$106,418	$1,097,612	$86,603	$2,988	$6,991,447

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

Watch:

Loan is paying as agreed with generally acceptable asset quality; however the obligor’s performance has not met expectations. Balance sheet and/or income statement has shown deterioration to the point that the obligor could not sustain any further setbacks. Credit is expected to be strengthened through improved obligor performance and/or additional collateral within a reasonable period of time.

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

Classified:

Classified (a) Substandard – Loans inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans classified substandard.

Classified (b) Doubtful – Loans that have all the weaknesses inherent in a loan classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.

The Company’s credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2019 and 2018.

						Total
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Loans
December 31, 2019
Commercial	$1,470,636	$38,522	$11,460	$25,288	$—	$1,545,906
Income producing - commercial real estate	3,667,585	16,069	—	19,093	—	3,702,747
Owner occupied - commercial real estate	925,800	53,146	—	6,463	—	985,409
Real estate mortgage - residential	98,228	628	—	5,365	—	104,221
Construction - commercial and residential	1,113,734	—	—	11,510	—	1,125,244
Home equity	78,626	948	—	487	—	80,061
Other consumer	2,160	—	—	—	—	2,160
Total	$7,356,769	$109,313	$11,460	$68,206	$—	$7,545,748
December 31, 2018
Commercial	$1,505,477	$25,584	$—	$22,051	$—	$1,553,112
Income producing - commercial real estate	3,172,479	1,536	—	82,885	—	3,256,900
Owner occupied - commercial real estate	844,286	38,221	—	5,307	—	887,814
Real estate mortgage - residential	104,543	647	—	1,228	—	106,418
Construction - commercial and residential	1,090,600	—	—	7,012	—	1,097,612
Home equity	85,434	682	—	487	—	86,603
Other consumer	2,988	—	—	—	—	2,988
Total	$6,805,807	$66,670	$—	$118,970	$—	$6,991,447

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

The following table presents, by class of loan, information related to nonaccrual loans as of December 31, 2019 and 2018.

	December 31,	December 31,
(dollars in thousands)	2019	2018
Commercial	$14,928	$7,115
Income producing - commercial real estate	9,711	1,766
Owner occupied - commercial real estate	6,463	2,368
Real estate mortgage - residential	5,631	1,510
Construction - commercial and residential	11,509	3,031
Home equity	487	487
Total nonaccrual loans (1)(2)	$48,729	$16,277

(1)	Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $16.6 million at December 31, 2019, and $24.0 million at December 31, 2018.
(2)	Gross interest income of $3.0 million and $1.0 million would have been recorded for 2019 and 2018, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $630 thousand and 265 thousand at December 31, 2019 and 2018, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of December 31, 2019 and 2018.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans
December 31, 2019
Commercial	$3,063	$781	$14,928	$18,772	$1,527,134	$1,545,906
Income producing - commercial real estate	—	5,542	9,711	15,253	3,687,494	3,702,747
Owner occupied - commercial real estate	13,008	—	6,463	19,471	965,938	985,409
Real estate mortgage – residential	3,533	—	5,631	9,164	95,057	104,221
Construction - commercial and residential	—	—	11,509	11,509	1,113,735	1,125,244
Home equity	136	192	487	815	79,246	80,061
Other consumer	—	9	—	9	2,151	2,160
Total	$19,740	$6,524	$48,729	$74,993	$7,470,755	$7,545,748
December 31, 2018
Commercial	$4,535	$2,870	$7,115	$14,520	$1,538,592	$1,553,112
Income producing - commercial real estate	5,855	27,479	1,766	35,100	3,221,800	3,256,900
Owner occupied - commercial real estate	5,051	2,370	2,368	9,789	878,025	887,814
Real estate mortgage – residential	2,456	1,698	1,510	5,664	100,754	106,418
Construction - commercial and residential	4,392	—	3,031	7,423	1,090,189	1,097,612
Home equity	630	47	487	1,164	85,439	86,603
Other consumer	—	—	—	—	2,988	2,988
Total	$22,919	$34,464	$16,277	$73,660	$6,917,787	$6,991,447

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

The following table presents, by class of loan, information related to impaired loans for the years ended December 31, 2019 and 2018.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average Recorded Investment	Interest Income Recognized
	Principal	With No	With	Recorded	Related	Year	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date
December 31, 2019
Commercial	$15,814	$11,858	$3,956	$15,814	$5,714	$15,682	$270
Income producing - commercial real estate	14,093	2,713	11,380	14,093	2,145	18,133	382
Owner occupied - commercial real estate	7,349	6,388	961	7,349	415	6,107	197
Real estate mortgage – residential	5,631	3,175	2,456	5,631	650	5,638	—
Construction - commercial and residential	11,509	11,101	408	11,509	100	8,211	92
Home equity	487	—	487	487	100	487	—
Other consumer	—	—	—	—	—	—	—
Total	$54,883	$35,235	$19,648	$54,883	$9,124	$54,258	$941
December 31, 2018
Commercial	$8,613	$2,057	$6,084	$8,141	$4,803	$8,359	$190
Income producing - commercial real estate	21,402	1,720	19,682	21,402	2,465	12,309	550
Owner occupied - commercial real estate	5,731	4,361	1,370	5,731	600	6,011	196
Real estate mortgage - residential	1,510	1,510	—	1,510	—	1,688	2
Construction - commercial and residential	3,031	3,031	—	3,031	1,050	2,028	68
Home equity	487	487	—	487	—	491	—
Other consumer	—	—	—	—	—	69	—
Total	$40,774	$13,166	$27,136	$40,302	$8,918	$30,955	$1,006

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

Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of December 31, 2019, all performing TDRs were categorized as interest-only modifications.

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

The following table presents, by class, the recorded investment of loans modified in TDRs held by the Company during the years ended December 31, 2019 and 2018.

	For the Year Ended December 31, 2019
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructurings
Restructured accruing	7	$885	$14,806	$887	$—	$16,578
Restructured nonaccruing	2	142	—	2,370	—	2,512
Total	9	$1,027	$14,806	$3,257	$—	$19,090

Specific allowance		$—	$1,000	$—	$—	$1,000

Restructured and subsequently defaulted		$—	$7,115	$2,370	$—	$9,485

	For the Year Ended December 31, 2018
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructings
Restructured accruing	9	$1,026	$19,636	$3,363	$—	$24,025
Restructured nonaccruing	3	544	—	—	—	544
Total	12	$1,570	$19,636	$3,363	$—	$24,569

Specific allowance		$—	$3,000	$—	$—	$3,000

Restructured and subsequently defaulted		$408	$937	$—	$—	$1,345

The Company had nine TDRs at December 31, 2019, totaling approximately $19.1 million, as compared to twelve TDRs totaling approximately $24.6 million at December 31, 2018. At December 31, 2019, seven of these TDR loans, totaling approximately $16.6 million, are performing under their modified terms, as compared to December 31, 2018, when there were nine performing TDR loans totaling approximately $24.0 million. During 2019, there were three performing TDRs totaling $9.5 million that defaulted on their modified terms which were reclassified to nonperforming loans, as compared to 2018, during which there were two performing TDR loans totaling approximately $460 thousand that defaulted on their modified terms and were reclassified to nonperforming loans. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. During 2019, there were three restructured loans totaling approximately $9.5 million, one loan totaling $4.8 million had its collateral property sold for approximately $3 million and the remaining $1.8 million charged-off, the second loan totaling $2.3 million defaulted on its modified terms and was charged off, the third loan totaling $2.4 million defaulted on its modified terms and migrated to nonperforming. During 2018, there were four defaulted loans totaling approximately $1.4 million that were charged off. During 2019 there was one loan totaling $10.4 million that was re-underwritten into two new loans which provided better collateral for the Bank, and there was one restructured loan totaling approximately $309 thousand that was paid off from the sale proceeds of the collateral property, as compared to 2018, during which there were two loan payoffs on performing loans totaling approximately $3.9 million that were modified during the year. During 2018, there was a pay down of approximately $176 thousand on one nonperforming loan totaling approximately $183 thousand at December 31, 2017. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. During 2019, there was one loan modified in a TDR totaling approximately $2.3 million, as compared to 2018, during which there were two loans totaling approximately $12.8 million modified in a TDR.

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

Loans approved for non-accrual status, or charge off, are managed by the Chief Credit Officer or as dictated by the Directors Loan Committee and/or Credit Review Committee. The Chief Credit Officer is expected to position the loan in the best possible posture for recovery, including, among other actions, liquidating collateral, obtaining additional collateral, filing suit to obtain judgment or restructuring of repayment terms. A review of charged off loans is made on a monthly basis to assess the possibility of recovery from renewed collection efforts. All charged off loans that are deemed to have the possibility of recovery, whether partial or full, are actively pursued. Charged off loans that are deemed uncollectible will be placed in an inactive file with documentation supporting the suspension of further collection efforts.

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

(dollars in thousands)	2019	2018
Balance at January 1,	$(1,495)	$(2,459)
Net reclassifications from nonaccretable yield	—	—
Accretion	520	964
Balance at December 31,	$(975)	$(1,495)

Related Party Loans

Certain directors and executive officers of the Company and the Bank have had loan transactions with the Company. Such loans were made in the ordinary course of the Company’s lending business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with third parties; and, in the opinion of management, did not involve more than the normal risk of collectability or present other unfavorable features. All of such loans are performing and none of such loans are disclosed as nonaccrual, past due, restructured or potential problem loans.

The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2019 and 2018.

(dollars in thousands)	2019	2018
Balance at January 1,	$167,884	$238,236
Additions	30,153	55,657
Repayments	(38,204)	(126,009)
Additions due to Changes in Related Parties	9,034	—
Deletions due to Changes in Related Parties	(116,499)	—
Balance at December 31,	$52,368	$167,884

During 2019, our related party loan balances decreased primarily due to the retirement of our former Chairman and Chief Executive Officer and the resignation of certain directors.

Note 5 - Premises and Equipment

Premises and equipment include the following at December 31:

(dollars in thousands)	2019	2018
Leasehold improvements	$31,461	$31,026
Furniture and equipment	30,897	31,168
Less accumulated depreciation and amortization	(47,738)	(45,343)
Total premises and equipment, net	$14,620	$16,851

Total depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017, was $5.8 million, $5.6 million and $5.4 million, respectively.

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

As of December 31, 2019, the Company had $27.4 million of operating lease ROU assets and $30.0 million of operating lease liabilities on the Company’s Consolidated Balance Sheet. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Statements of Condition.

Our leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and lease liabilities.

As of December 31, 2019, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. As of December 31, 2019, there were no leases that have been signed but did not yet commence as of the reporting date that create significant rights and obligations for the Company.

The following table presents lease costs and other lease information.

	Year Ended
(dollars in thousands)	12/31/2019
Lease Cost
Operating Lease Cost (Cost resulting from lease payments)	$7,829
Variable Lease Cost (Cost excluded from lease payments)	1,090
Sublease Income	(348)
Net Lease Cost	$8,571

Operating Lease - Operating Cash Flows (Fixed Payments)	8,542
Right-of-Use Assets - Operating Leases	27,372
Weighted Average Lease Term - Operating Leases	4.94	yrs
Weighted Average Discount Rate - Operating Leases	4.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2019 were as follows:

(dollars in thousands)
Twelve Months Ended:
December 31, 2020	$8,468
December 31, 2021	7,545
December 31, 2022	5,220
December 31, 2023	4,276
December 31, 2024	3,398
Thereafter	3,560
Total Future Minimum Lease Payments	32,467
Amounts Representing Interest	(2,508)
Present Value of Net Future Minimum Lease Payments	$29,959

Note 7 – Intangible Assets

Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

	Gross				Net
	Intangible		Accumulated	FHA	Intangible
(dollars in thousands)	Assets	Additions	Amortization	MSR Sales	Assets
December 31, 2019
Goodwill (1)	$104,168	$—	$—	$—	$104,168
Core deposit (2)	7,070	—	(7,027)	—	43
Excess servicing (3)	1,465	1,013	(1,971)	—	507
Non-compete agreements (4)	345	—	(324)	—	21
	$113,048	$1,013	$(9,322)	$—	$104,739
December 31, 2018
Goodwill (1)	$104,168	$—	$—	$—	$104,168
Core deposit (2)	7,070	—	(6,312)	—	758
Excess servicing (3)	1,465	838	(1,053)	(672)	578
Non-compete agreements (4)	345	—	(83)	—	262
	$113,048	$838	$(7,448)	$(672)	$105,766

The aggregate amortization expense was $1.2 million, $1.6 million, and $1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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
(2)	In connection with the Fidelity and Virginia Heritage acquisitions, the Company made an allocation of the purchase price to core deposit intangibles which were $2.3 million and $4.6 million, respectively, based off of an independent evaluation which is included in intangible assets, net of accumulated amortization on the Consolidated Balance Sheets. The initial amount recorded for the Fidelity acquisition was $2.3 million. The amount of the core deposit intangible relating to the Fidelity acquisition was fully amortized at December 31, 2018, as a component of other noninterest expense. The initial amount recorded for the Virginia Heritage acquisition was $4.6 million. The amount of the core deposit intangible relating to the Virginia Heritage acquisition at December 31, 2019 was $43 thousand, which is being amortized over its remaining economic life through 2020 as a component of other noninterest expense.
(3)	The Company recognizes a servicing asset for the computed value of servicing fees on the sale of multifamily FHA loans and the sale of the guaranteed portion of SBA loans. Assumptions related to loan terms and amortization is made to arrive at the initial recorded values, which are included in other assets.
(4)	The Company entered into a non-compete agreement for three years with its former Vice Chairman of the Bank.

The amount of the non-compete intangible was $21 thousand as of December 31, 2019, which is being amortized over its remaining term through 2020 as a component of professional fees.

The future estimated annual amortization expense is presented below:

Years ending December 31:
(dollars in thousands)	Amount
2020	139
2021	55
2022	55
2023	55
2024	55
Thereafter	212
Total annual amortization	$571

Note 8 – Other Real Estate Owned

The activity within OREO for the years ended December 31, 2019 and 2018 is presented in the table below. There were two residential real estate loans totaling $4.0 million in the process of foreclosure as of December 31, 2019. For the year ended December 31, 2019 and 2018, there were no sales of OREO.

	Years Ended December 31,
(dollars in thousands)	2019	2018
Beginning Balance	$1,394	$1,394
Real estate acquired from borrowers	93	—
Properties sold	—	—
Ending Balance	$1,487	$1,394

Note 9 – Mortgage Banking Derivatives

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

At December 31, 2019 the Bank had mortgage banking derivative financial instruments with a notional value of $71.7 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2019 was $280 thousand included in other assets and $66 thousand included in other liabilities. At December 31, 2018 the Bank had mortgage banking derivative financial instruments with a notional value of $49.6 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2018 was $229 thousand included in other assets and $269 thousand included in other liabilities.

Included in gain on sale of loans for the year ended December 31, 2019 and 2018 was a net gain of $186 thousand and a net gain of $57 thousand, respectively, relating to mortgage banking derivative instruments. The amount included in gain on sale of loans for year ended December 31, 2019 and 2018 pertaining to its mortgage banking hedging activities was a net realized gain of $116 thousand and a net realized loss of $157 thousand, respectively.

Note 10 – Interest Rate Swap Derivatives

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

As of December 31, 2019 and 2018, the Company had one and three designated cash flow hedge interest rate swap transactions outstanding, respectively, associated with the Company's variable rate deposits. The Company recognized $829 thousand in noninterest income during March 2019 due to the termination of two of its interest rate swap transactions as part of the Company’s asset liability strategy as well as declines in market interest rates.

Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates (based on existing interest rates) that $12 thousand will be reclassified as an increase in interest expense.

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

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate derivatives. The Company monitors counterparty risk in accordance with the provisions of ASC Topic 815, "Derivatives and Hedging." In addition, the interest rate derivative agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits.

The designated interest rate derivative agreements detail: 1) that collateral be posted when the market value exceeds certain threshold limits associated with the secured party's exposure; 2) if the Company defaults on any of its indebtedness (including default where repayment of the indebtedness has not been accelerated by the lender), then the Company could also be declared in default on its derivative obligations; and 3) if the Company fails to maintain its status as a well capitalized institution then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of December 31, 2019, the aggregate fair value of derivative contracts with credit risk contingent features (i.e., containing collateral posting or termination provisions based on our capital status) that was in a net liability position totaled $515 thousand. The aggregate fair value of all derivative contracts with credit risk contingent features that were a net asset position totaled $3.8 million as of December 31, 2018. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2019 the Company posted $500 thousand with its derivative counterparties against its obligations under these agreements because these agreements were in a net liability position. At December 31, 2018, the Company was not required to post collateral with its derivative counterparties against its obligations under these agreements because these agreements were in a net asset position. If the Company had breached any provisions under the agreements at December 31, 2019 or December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

The table below identifies the balance sheet category and fair value of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of December 31, 2019 and December 31, 2018.

	December 31, 2019			December 31, 2018
	Notional		Balance Sheet	Notional		Balance Sheet
	Amount	Fair Value	Category	Amount	Fair Value	Category
Derivatives designated as hedging instruments

(dollars in thousands)
Interest rate product	$—	$—	Other Assets	$250,000	$3,840	Other Assets

(dollars in thousands)
Interest rate product	$100,000	$206	Other Liabilities	$—	$—	Other Liabilities

Derivatives not designated as hedging instruments

(dollars in thousands)
Interest rate product	$26,000	$10	Other Assets	$—	$—	Other Assets
Interest rate product	24,293	168	Other Assets	—	—	Other Assets
Interest rate product	6,513	133	Other Assets	—	—	Other Assets
	$56,806	$311	Other Assets	$—	$—	Other Assets

Derivatives not designated as hedging instruments

(dollars in thousands)
Interest rate product	$26,000	$10	Other Liabilities	$—	$—	Other Liabilities
Interest rate product	24,293	172	Other Liabilities	—	—	Other Liabilities
Interest rate product	6,513	137	Other Liabilities	—	—	Other Liabilities
Other Contracts	27,384	86	Other Liabilities	27,500	59	Other Liabilities
	$84,190	$405		$27,500	$59	Other Liabilities

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the years ended December 31, 2019 and December 31, 2018.

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
			Location of Gain or (Loss)
			Recognized from
			Accumulated Other	Amount of Gain or (Loss)
	Amount of Gain or (Loss) Recognized in OCI		Comprehensive Income into	Reclassified from Accumulated OCI
	on Derivative		Income	into Income
	Year Ended December 31,			Year Ended December 31,
Derivatives in Subtopic 815-20 Hedging Relationships (dollars in thousands)	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(1,812)	$2,070	Interest Expense	$1,165	$560
Total	$(1,812)	$2,070		$1,165	$560

			Location of Gain or (Loss)
			Recognized from
			Accumulated Other	Amount of Gain or (Loss)
	Amount of Gain or (Loss) Recognized in OCI		Comprehensive Income into	Reclassified from Accumulated OCI
	on Derivative		Income	into Income
	Year Ended December 31,			Year Ended December 31,
Derivatives in Subtopic 815-20 Hedging Relationships (dollars in thousands)	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(1,812)	$2,070	Interest Expense	$1,165	$560
Interest Rate Products	—	—	Gain on sale of investment securities	829	—
Total	$(1,812)	$2,070		$1,994	$560

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operation for the years ended December 31, 2019 and 2018.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Operation

	Year Ended December 31,
	2019	2019	2018
	Interest	Gain on sale of	Interest
	Expense	investment securities	Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$1,165	$829	$560

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$1,165	$—	$560
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$829	$—
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	$1,165	$829	$560
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component	$—	$—	$—

Effect of Derivatives Not Designated as Hedging Instruments on the Statements of Operation
		Amount of Gain or (Loss)
		Recognized in Income on
Derivatives Not Designated as	Location of Gain or	Derivative
Hedging Instruments under Subtopic	(Loss) Recognized in	Year Ended December 31,
815-20	Income on Derivative	2019	2018
Interest Rate Products	Other income / (expense)	(8)	—
Other Contracts	Other income / (expense)	(27)	—
Total		(35)	—

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

The following table presents the liabilities subject to an enforceable master netting arrangement as of December 31, 2019 and December 31, 2018.

As of December 31, 2019
Net
Amounts of
		Gross	Assets	Gross Amounts Not Offset in the
	Gross	Amounts	presented	Balance Sheet
	Amounts of	Offset in	in the		Cash
	Recognized	the Balance	Balance	Financial	Collateral	Net
Offsetting of Derivative Assets (dollars in thousands)	Assets	Sheet	Sheet	Instruments	Posted	Amount
	$311	$—	$311	$—	$—	$311

Net
Amounts of
		Gross	Liabilities	Gross Amounts Not Offset in the
	Gross	Amounts	presented	Balance Sheet
	Amounts of	Offset in	in the		Cash
	Recognized	the Balance	Balance	Financial	Collateral	Net
Offsetting of Derivative Liabilities (dollars in thousands)	Liabilities	Sheet	Sheet	Instruments	Posted	Amount
Derivatives	$611	$—	$611	$—	$500	$111

As of December 31, 2018
Net
Amounts of
		Gross	Assets	Gross Amounts Not Offset in the
	Gross	Amounts	presented	Balance Sheet
	Amounts of	Offset in	in the		Cash
	Recognized	the Balance	Balance	Financial	Collateral	Net
Offsetting of Derivative Assets (dollars in thousands)	Assets	Sheet	Sheet	Instruments	Posted	Amount
Derivatives	$3,840	$—	$3,840	$—	$—	$3,840

Net
Amounts of
		Gross	Liabilities	Gross Amounts Not Offset in the
	Gross	Amounts	presented	Balance Sheet
	Amounts of	Offset in	in the		Cash
	Recognized	the Balance	Balance	Financial	Collateral	Net
Offsetting of Derivative Liabilities (dollars in thousands)	Liabilities	Sheet	Sheet	Instruments	Posted	Amount
Derivatives	$59	$—	$59	$—	$—	$59

Note 11 – Deposits

The following table provides information regarding the Bank’s deposit composition at December 31, 2019, 2018, and 2017 as well as the average rate being paid on interest bearing deposits at December 31, 2019, 2018, and 2017.

	2019		2018		2017
		Average		Average		Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest bearing demand	$2,064,367	—	$2,104,220	—	$1,982,912	—
Interest bearing transaction	863,856	0.99%	593,107	0.81%	420,417	0.46%
Savings and money market	3,013,129	1.42%	2,949,559	1.68%	2,621,146	0.70%
Time, $100,000 or more	663,987	2.55%	801,957	2.25%	515,682	1.20%
Other time	619,052	2.21%	525,442	2.25%	313,827	1.17%
Total	$7,224,391		$6,974,285		$5,853,984

The remaining maturity of time deposits at December 31, 2019, 2018 and 2017 are as follows:

(dollars in thousands)	2019	2018	2017
Three months or less	$260,028	$230,360	$180,459
More than three months through twelve months	538,352	663,085	437,067
Over twelve months	484,659	433,954	211,983
Total	$1,283,039	$1,327,399	$829,509

Interest expense on deposits for the years ended December 31, 2019, 2018 and 2017 is as follows:

(dollars in thousands)	2019	2018	2017
Interest bearing transaction	$6,491	$3,348	$1,537
Savings and money market	50,042	35,534	17,284
Time, $100,000 or more	20,016	17,138	7,294
Other time	14,477	4,190	1,171
Total	$91,026	$60,210	$27,286

Related Party deposits totaled $136.2 million and $141.4 million at December 31, 2019 and 2018, respectively.

As of December 31, 2019, 2018 and 2017, time deposit accounts in excess of $250 thousand are as follows:.

Time deposits $250,000 or more
(dollars in thousands)	2019	2018	2017
Three months or less	$63,099	$51,214	$44,348
More than three months through twelve months	197,141	286,300	136,822
Over twelve months	90,361	108,273	98,519
Total	$350,601	$445,787	$279,689

Note 12 – Affordable Housing Projects Tax Credit Partnerships

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company accounts for its affordable housing tax credit investments using the proportional amortization method. The Company’s net affordable housing tax credit investments were $29.7 million and related unfunded commitments were $11.3 million as of December 31, 2019, and are included in Other Assets and Other Liabilities in the Consolidated Statements of Condition.

As of December 31, 2019, the expected payments for unfunded affordable housing commitments were as follows:

Years ending December 31:
(dollars in thousands)	Amount
2020	3,690
2021	4,053
2022	373
2023	1,862
2024	485
Thereafter	797
Total unfunded commitments	$11,260

Note 13 – Borrowings

Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2019		2018		2017
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased	$30,980	1.18%	$30,413	0.86%	$76,561	0.33%
Federal Home Loan Bank – current portion	250,000	0.39%	—	—	325,000	1.48%
Total	$280,980		$30,413		$401,561

Average Daily Balance:
Customer repurchase agreements and federal funds purchased	$30,024	1.15%	$44,333	0.51%	$73,237	0.27%
Federal Home Loan Bank – current portion	135,699	1.67%	192,131	2.02%	65,416	1.13%
Total	$165,723		$236,464		$138,653

Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased	$34,852	0.89%	$72,141	0.32%	$85,614	0.29%
Federal Home Loan Bank – current portion	440,000	0.92%	325,000	1.62%	325,000	1.48%
Total	$474,852		$397,141		$410,614

Long-term:
At Year-End:
Subordinated Notes	$220,000	5.42%	$220,000	5.42%	$220,000	5.42%

Average Daily Balance:
Subordinated Notes	$220,000	5.42%	$220,000	5.42%	$220,000	5.42%

Maximum Month-end Balance:
Subordinated Notes	$220,000	5.42%	$220,000	5.42%	$220,000	5.42%

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

The Bank can purchase up to $172.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2019 and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.34 billion, against which there was $82.4 million outstanding at December 31, 2019. The Bank also has a commitment at December 31, 2019 from Promontory to place up to $700.0 million of brokered deposits from its Insured Network Deposits (“IND”) program in amounts requested by the Bank, as compared to an actual balance of $533.1 million at December 31, 2019. At December 31, 2019, the Bank was also eligible to make advances from the FHLB up to $1.54 billion based on collateral at the FHLB, of which there was $250 million outstanding at December 31, 2019. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $653.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

Note 14 – Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017 reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we recorded a $14.6 million reduction in the value of our net deferred tax asset, which was recorded as additional income tax expense during 2017. We had net deferred tax assets (deferred tax assets in excess of deferred tax liabilities) of $29.8 million and $33.3 million at December 31, 2019 and 2018, respectively, which related primarily to our allowance for credit losses, and loan origination fees. Management believes it is more likely than not that all of the deferred tax assets will be realized. Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2019	2018	2017
Current federal income tax expense	$39,756	$39,498	$59,019
Current state income tax expense	14,153	15,931	7,511
Total current tax expense	53,909	55,429	66,530

Deferred federal income tax expense (benefit)	78	(2,634)	18,459
Deferred state income tax expense (benefit)	(139)	(863)	515
Total deferred tax expense (benefit)	(61)	(3,497)	18,974

Total income tax expense	$53,848	$51,932	$85,504

Temporary timing differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. The table below summarizes significant components of our deferred tax assets and liabilities utilizing federal corporate income tax rates of 21% as of December 31, 2019, 2018, and 2017:

(dollars in thousands)	2019	2018	2017
Deferred tax assets
Allowance for credit losses	$19,144	$18,101	$16,568
Deferred loan fees and costs	6,354	6,733	6,741
Deferred rent	—	1,026	1,009
Leases	673	—	—
Stock-based compensation	674	1,722	847
Net operating loss	1,285	2,003	2,032
Unrealized loss on securities available-for-sale	—	2,756	1,312
Unrealized loss on interest rate swap derivatives	53	—	—
SERP	1,541	1,497	1,373
Premises and equipment	914	795	33
Other assets	816	287	35
Total deferred tax assets	31,454	34,920	29,950

Deferred tax liabilities
Unrealized net gain on securities available-for-sale	(1,081)	—	—
Unrealized gain on interest rate swap derivatives	—	(965)	(578)
Excess servicing	(51)	(77)	(99)
Intangible assets	(9)	(223)	(503)
Other liabilities	(509)	(328)	—
Total deferred tax liabilities	(1,650)	(1,593)	(1,180)
Net deferred income tax amount	$29,804	$33,327	$28,770

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31 follows:

	2019	2018	2017
Statutory federal income tax rate	21.00%	21.00%	35.00%
Increase (decrease) due to:
State income taxes	5.73	5.83	3.41
Deferred tax adjustment	0.49	—	7.85
Tax exempt interest and dividend income	(0.35)	(1.13)	(0.61)
Stock-based compensation expense	1.15	0.01	0.01
Other	(0.61)	(0.28)	0.38
Effective tax rate	27.41%	25.43%	46.04%

The net operating loss carry forward acquired in conjunction with the Fidelity acquisition is subject to annual limits under Section 382 of the Internal Revenue Code of $718 thousand and expires in 2027. The Company remains subject to examination for the years ending after December 31, 2015.

Note 15 – Net Income per Common Share

The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2019	2018	2017
Basic:
Net income	$142,943	$152,276	$100,232
Average common shares outstanding	34,179	34,306	34,139
Basic net income per common share	$4.18	$4.44	$2.94

Diluted:
Net income	$142,943	$152,276	$100,232
Average common shares outstanding	34,179	34,306	34,139
Adjustment for common share equivalents	32	137	182
Average common shares outstanding-diluted	34,211	34,443	34,321
Diluted net income per common share	$4.18	$4.42	$2.92

Anti-dilutive shares	2	—	—

Note 16– Related Party Transactions

The Bank leases office space from a limited liability company in which a trust for the benefit of a former executive officer’s children has a 51% interest. During the fourth quarter of 2015, the Company entered into an agreement to lease office space for a second location with limited liability companies in which the executive officer indirectly owns a majority interest. The Company leased additional space at this location starting with the third quarter of 2017. The executive officer resigned during 2019. The Company paid $2.6 million, $2.2 million, and $2.1 million with respect to these leases, excluding certain pass-through expenses for the years ended December 31, 2019, 2018 and 2017, respectively.

A director that resigned from Company during 2019 was a shareholder in a law firm which has provided, and continues to provide, legal services to the Company and its subsidiaries. During 2019, the Company and its subsidiaries paid aggregate fees of $929 thousand to that firm. Under the director’s arrangement with his firm, he did not participate significantly in the profits or revenues resulting from the provision of legal services to the Company and its subsidiaries.

The EagleBank Foundation, a 501(c)(3) non-profit, seeks to improve the well being of our community by providing financial support to local charitable organizations that help foster and strengthen vibrant, healthy, cultural and sustainable communities. The Company paid $182 thousand, $150 thousand, and $145 thousand to the EagleBank Foundation for the years ended December 31, 2019, 2018 and 2017, respectively.

Certain directors and executive officers of the Company and the Bank have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. Please see further detail regarding Related Party Loans in Note 4 and Related Party Deposits in Note 11 to the Consolidated Financial Statements.

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

In February 2019, the Company awarded 112,636 shares of time vested restricted stock to senior officers, directors, and certain employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.

In February 2019, the Company awarded senior officers a targeted number of 43,145 performance vested restricted stock units (“PRSUs”). The vesting of PRSUs is 100% after three years with payouts based on threshold, target or maximum average performance targets over a three year period. There are two performance metrics: 1) average annual earnings per share growth; and 2) average annual net interest margin growth. Average annual earnings per share growth is measured compared to the Company’s budget. Average annual net interest margin growth is measured against peer companies in the KBW Regional Banking Index.

The Company has unvested restricted stock awards and PRSU grants of 169,494 shares at December 31, 2019. Unrecognized stock based compensation expense related to restricted stock awards and PRSU grants totaled $5.3 million at December 31, 2019. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.76 years.

The following tables summarize the unvested restricted stock awards at December 31, 2019 and 2018.

	Years Ended December 31,
	2019		2018
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
Perfomance Awards	Shares	Fair Value	Shares	Fair Value

Unvested at beginning	98,958	$54.76	62,338	$50.45
Issued	43,145	55.76	42,533	60.45
Forfeited	(65,589)	55.25	(5,913)	50.28
Vested	(17,734)	—	—	—
Unvested at end	58,780	$57.74	98,958	$54.76

	Years Ended December 31,
	2019		2018
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
Time Vested Awards	Shares	Fair Value	Shares	Fair Value
Unvested at beginning	173,721	$58.93	164,043	$53.57
Issued	112,636	55.76	94,344	60.45
Forfeited	(44,600)	58.73	(7,132)	56.48
Vested	(131,043)	57.20	(77,534)	49.67
Unvested at end	110,714	$57.84	173,721	$58.93

Below is a summary of stock option activity for the twelve months ended December 31, 2019, 2018 and 2017. The information excludes restricted stock units and awards.

	Years Ended December 31,
	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Beginning balance	34,123	$14.69	143,224	$9.13	216,859	$8.80
Issued	—	—	—	—	—	—
Exercised	(26,784)	12.42	(108,201)	7.17	(72,535)	8.19
Forfeited	(750)	49.08	(900)	34.47	—	—
Expired	—	—	—	—	(1,100)	5.76
Ending balance	6,589	$19.99	34,123	$14.69	143,224	$9.13

The following summarizes information about stock options outstanding at December 31, 2019. The information excludes restricted stock units and awards.

				Weighted-Average
Outstanding:		Stock Options	Weighted-Average	Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life (Years)
$5.76	$10.72	—	—	—
$10.73	$11.40	5,089	11.17	1.88
$11.41	$24.86	—	—	—
$24.87	$49.91	1,500	49.91	6.36
		6,589	$19.99	2.90

Exercisable:		Stock Options	Weighted-Average
Range of Exercise Prices		Exercisable	Exercise Price
$5.76	$10.72	—	—
$10.73	$11.40	5,089	11.17
$11.41	$24.86	—	—
$24.87	$49.91	1,125	49.91
		6,214	$18.18

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no grants of stock options during the years ended December 31, 2019, 2018 and 2017.

The total intrinsic value of outstanding stock options was $192 thousand and $1.2 million, respectively, at December 31, 2019 and 2018. The total fair value of stock options vested was $35 thousand, $80 thousand and $71 thousand, for 2019, 2018 and 2017, respectively. Unrecognized stock-based compensation expense related to stock options totaled $2 thousand at December 31, 2019. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 0.36 years.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Proceeds from stock options exercised	$332	$776	$372
Tax benefits realized from stock compensation	50	5	99
Intrinsic value of stock options exercised	1,022	4,958	3,888

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At December 31, 2019, the 2011 ESPP had 371,093 shares reserved for issuance.

Included in salaries and employee benefits in the accompanying Consolidated Statements of Operations, the Company recognized $7.7 million, $6.6 million and $5.6 million in stock-based compensation expense for 2019, 2018 and 2017, respectively. In addition, during 2019 the Company accrued $4.5 million in stock-based compensation costs associated with the retirement of our former Chairman and Chief Executive Officer. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 18 – Employee Benefit Plans

The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is reviewed annually. For the years 2019, 2018, and 2017, the Company recognized $1.3 million, $894 thousand, and $1.2 million in expense associated with this benefit, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million and two insurance carriers in 2019 totaling $2.6 million. These annuity contracts have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The annuity contracts accrued $23 thousand and $81 thousand of income for the years ended December 31, 2019 and 2018, respectively, which were included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $14.7 million at December 31, 2019 and was included in other assets on the Consolidated Balance Sheet. For the years ended December 31, 2019 and 2018, the Company recorded benefit expense accruals of $404 thousand and $686 thousand, respectively, for this post retirement benefit.

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

Loan commitments outstanding and lines and letters of credit at December 31, 2019 and 2018 are as follows:

(dollars in thousands)	2019	2018
Unfunded loan commitments	$2,176,641	$2,228,689
Unfunded lines of credit	86,426	90,283
Letters of credit	69,723	83,162
Total	$2,332,790	$2,402,134

Because most of the Company’s business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, the performance of which will be influenced by the economy of the region.

The Bank maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $79 thousand at December 31, 2019 and $45 thousand at December 31, 2018. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets. Changes in the balance of the reserve are a component of other expenses in the accompanying Consolidated Statements of Operations. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2019, no reserve charges have occurred related to fraud.

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

Note 21 – Commitments and Contingent Liabilities

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 20 to the Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2019 in the time period indicated.

	Within One	One to	Three to	Over Five
(dollars in thousands)	Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$5,941,352	$—	$—	$—	$5,941,352
Time deposits (1)	798,380	375,879	108,780	—	1,283,039
Borrowed funds (2)	280,980	—	70,000	150,000	500,980
Operating lease obligations	8,468	12,765	7,674	3,560	32,467
Outside data processing (3)	5,037	9,814	5,261	—	20,112
George Mason sponsorship (4)	663	1,350	1,350	7,463	10,826
D.C. United (5)	796	1,663	—	—	2,459
LIHTC investments (6)	3,690	4,426	2,347	797	11,260
Total	$7,039,366	$405,897	$195,412	$161,820	$7,802,495

(1)	Excludes accrued interest payable at December 31, 2019.
(2)	Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.
(3)	The Bank has outstanding obligations under its current core data processing contract that expire in June 2024 and two other vendor arrangements that relate to network infrastructure and data center services, one expires in December 2021 and the other expires in December 2020.
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
(5)	Marketing sponsorship agreement with D.C. United.
(6)	Low Income Housing Tax Credits (“LIHTC”) expected payments for unfunded affordable housing commitments.

An accrual is recorded when it is both (a) probable that a loss has occurred and (b) the amount of loss can be reasonably estimated.  We evaluate, on a quarterly basis, developments in legal proceedings with respect to accruals, as well as the estimated range of possible losses.

From time to time, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, including matters in which damages in various amounts are claimed.  Based on information currently available, the Company does not believe that the liabilities (if any) resulting from such legal proceedings will have a material effect on the financial position or liquidity of the Company.  However, in light of the inherent uncertainties involved in such matters, ongoing legal expenses or an adverse outcome in one or more of these matters could materially and adversely affect the Company's financial condition, results of operations or cash flows in any particular reporting period, as well as its reputation.  Certain legal proceedings involving us are described below.

On July 24, 2019, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer, on behalf of persons similarly situated, who purchased or otherwise acquired Company securities between March 2, 2015 and July 17, 2019.  On November 7, 2019, the court appointed a lead plaintiff and lead counsel in that matter, and on January 21, 2020, the lead plaintiff filed an amended complaint on behalf of the same class against the same defendants as well as the Company's former General Counsel. The plaintiff alleges that certain of the Company's 10-K reports and other public statements and disclosures contained materially false or misleading statements about, among other things, the effectiveness of its internal controls and related party loans, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 20 (a) of that act, resulting in injury to the purported class members as a result of the decline in the value of the Company's common stock following the disclosure of increased legal expenses associated with certain government investigations involving the Company. The Company intends to defend vigorously against the claims asserted.

The Company has received various document requests and subpoenas from securities and banking regulators and U.S. Attorney’s offices in connection with investigations, which the Company believes relate to the Company's identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. The Company is cooperating with these investigations.  There have been no regulatory restrictions placed on the Company's ability to fully engage in its banking business as presently conducted as a result of these ongoing investigations.  We are, however, unable to predict the duration, scope or outcome of these investigations.

Estimating an amount or range of possible losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties, or damages that are discretionary in amount, involve a large number of claimants or significant discretion by regulatory authorities, represent a change in regulatory policy or interpretation, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses resulting from, the matters described above.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and CET1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), referred to as the Leverage Ratio. Management believes, as of December 31, 2019 and 2018, that the Company and Bank met all capital adequacy requirements to which they are subject.

The actual capital amounts and ratios for the Company and Bank as of December 31, 2019 and 2018 are presented in the table below:

						To Be Well
						Capitalized
	Company		Bank		Minimum Required	Under Prompt
	Actual		Actual		For Capital	Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Adequacy Purposes	Regulations *
As of December 31, 2019
CET1 capital (to risk weighted assets)	$1,082,516	12.87%	$1,225,486	14.64%	7.000%	6.5%
Total capital (to risk weighted assets)	1,362,253	16.20%	1,299,223	15.52%	10.500%	10.0%
Tier 1 capital (to risk weighted assets)	1,082,516	12.87%	1,225,486	14.64%	8.500%	8.0%
Tier 1 capital (to average assets)	1,082,516	11.62%	1,225,486	13.18%	4.000%	5.0%

As of December 31, 2018
CET1 capital (to risk weighted assets)	$1,007,438	12.49%	$1,147,151	14.23%	6.375%	6.5%
Total capital (to risk weighted assets)	1,297,427	16.08%	1,217,140	15.10%	9.875%	10.0%
Tier 1 capital (to risk weighted assets)	1,007,438	12.49%	1,147,151	14.23%	7.875%	8.0%
Tier 1 capital (to average assets)	1,007,438	12.10%	1,147,151	13.78%	5.000%	5.0%

*	Applies to Bank only

Federal bank and holding company regulations, as well as Maryland law, impose certain restrictions on capital distributions, including dividend payments and share repurchases by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2019, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained capital ratios above the required minimums and the capital conservation buffer.

Note 23 – Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2019
Net unrealized gain on securities available-for-sale	$15,183	$(3,929)	$11,254
Less: Reclassification adjustment for net gains included in net income	(1,517)	(416)	(1,101)
Total unrealized gain	13,666	(4,345)	10,153

Net unrealized loss on derivatives	(2,731)	682	(2,049)
Less: Reclassification adjustment for gain included in net income	(1,198)	(328)	(870)
Total unrealized loss	(3,929)	354	(2,919)

Other Comprehensive Income	$9,737	$(3,991)	$7,234

Year Ended December 31, 2018
Net unrealized loss on securities available-for-sale	$(4,279)	$(438)	$(3,841)
Less: Reclassification adjustment for net gains included in net income	(97)	(25)	(72)
Total unrealized loss	(4,376)	(463)	(3,913)

Net unrealized gain on derivatives	2,033	227	1,806
Less: Reclassification adjustment for gain included in net income	(560)	(142)	(418)
Total unrealized gain	1,473	85	1,388

Other Comprehensive Loss	$(2,903)	$(378)	$(2,525)

Year Ended December 31, 2017
Net unrealized loss on securities available-for-sale	$(1,319)	$(479)	$(840)
Less: Reclassification adjustment for net gains included in net income	(542)	(206)	(336)
Total unrealized loss	(1,861)	(685)	(1,176)

Net unrealized gain on derivatives	4,559	1,765	2,794
Less: Reclassification adjustment for losses included in net income	(1,592)	(605)	(987)
Total unrealized gain	2,967	1,160	1,807

Other Comprehensive Income	$1,106	$475	$631

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2019, 2018 and 2017.

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Year Ended December 31, 2019
Balance at Beginning of Period	$(7,044)	$2,769	$(4,275)
Other comprehensive income (loss) before reclassifications	11,254	(2,049)	9,205
Amounts reclassified from accumulated other comprehensive income	(1,101)	(870)	(1,971)
Net other comprehensive income (loss) during period	10,153	(2,919)	7,234
Balance at End of Period	$3,109	$(150)	$2,959

Year Ended December 31, 2018
Balance at Beginning of Period	$(3,131)	$1,381	$(1,750)
Other comprehensive (loss) income before reclassifications	(3,841)	1,806	(2,035)
Amounts reclassified from accumulated other comprehensive income	(72)	(418)	(490)
Net other comprehensive (loss) income during period	(3,913)	1,388	(2,525)
Balance at End of Period	$(7,044)	$2,769	$(4,275)

Year Ended December 31, 2017
Balance at Beginning of Period	$(1,955)	$(426)	$(2,381)
Other comprehensive (loss) income before reclassifications	(840)	2,794	1,954
Amounts reclassified from accumulated other comprehensive income	(336)	(987)	(1,323)
Net other comprehensive (loss) income during period	(1,176)	1,807	631
Balance at End of Period	$(3,131)	$1,381	$(1,750)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017.

	Amount Reclassified from			Affected Line Item in
	Accumulated Other			the Statement Where
Details about Accumulated Other	Comprehensive (Loss) Income			Net Income is Presented
Comprehensive Income Components	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Realized gain on sale of investment securities	$1,517	$97	$542	Gain on sale of investment securities
Interest income (expense) derivative deposits	1,198	560	(1,592)	Interest expense on deposits
Income tax (expense) benefit	(744)	(167)	399	Tax expense
Total Reclassifications for the Period	$1,971	$490	$(651)	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
December 31, 2019
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$179,794	$—	$179,794
Residential mortgage backed securities	—	543,852	—	543,852
Municipal bonds	—	73,931	—	73,931
Corporate bonds	—	—	10,733	10,733
U.S. Treasury	—	34,855	—	34,855
Other equity investments	—	—	198	198
Loans held for sale	—	56,707	—	56,707
Interest Rate Caps	—	317	—	317
Mortgage banking derivatives	—	—	280	280
Total assets measured at fair value on a recurring basis as of December 31, 2019	$—	$889,456	$11,211	$900,667
Liabilities:
Interest rate swap derivatives	$—	$203	$—	$203
Derivative liability	—	86	—	86
Interest Rate Caps	—	312	—	312
Mortgage banking derivatives	—	—	66	66
Total liabilities measured at fair value on a recurring basis as of December 31, 2019	$—	$601	$66	$667
December 31, 2018
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$256,345	$—	$256,345
Residential mortgage backed securities	—	472,231	—	472,231
Municipal bonds	—	45,769	—	45,769
Corporate bonds	—	—	9,576	9,576
Other equity investments	—	—	218	218
Loans held for sale	—	19,254	—	19,254
Mortgage banking derivatives	—	—	229	229
Interest rate swap derivatives	—	3,727	—	3,727
Total assets measured at fair value on a recurring basis as of December 31, 2018	$—	$797,326	$10,023	$807,349
Liabilities:
Mortgage banking derivatives	$—	$—	$269	$269
Total liabilities measured at fair value on a recurring basis as of December 31, 2018	$—	$—	$269	$269

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of December 31, 2019 and 2018.

	December 31, 2019
		Aggregate
		Unpaid
		Principal
(dollars in thousands)	Fair Value	Balance	Difference
Residential mortgage loans held for sale	$52,927	$52,054	$873
FHA mortgage loans held for sale	$3,780	$3,780	$—

	December 31, 2018
		Aggregate
		Unpaid
		Principal
(dollars in thousands)	Fair Value	Balance	Difference
Residential mortgage loans held for sale	$19,254	$18,797	$457
FHA mortgage loans held for sale	$—	$—	$—

No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2019 or December 31, 2018.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2019	$9,794	$229	$10,023
Realized (loss) gain included in earnings	(20)	51	31
Unrealized gain included in other comprehensive income	131	—	131
Purchases of available -for-sale securities	4,030	—	4,030
Principal redemption	(3,004)	—	(3,004)
Ending balance at December 31, 2019	$10,931	$280	$11,211

Liabilities:
Beginning balance at January 1, 2019	$—	$269	$269
Realized gain included in earnings	—	(203)	(203)
Principal redemption	—	—	—
Ending balance at December 31, 2019	$—	$66	$66

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2018	$1,718	$43	$1,761
Realized gain included in earnings	—	186	186
Purchases of available-for-sale securities	8,076	—	8,076
Principal redemption	—	—	—
Ending balance at December 31, 2018	$9,794	$229	$10,023

Liabilities:
Beginning balance at January 1, 2018	$—	$10	$10
Realized loss included in earnings	—	259	259
Principal redemption	—	—	—
Ending balance at December 31, 2018	$—	$269	$269

Securities classified as Level 3 include securities in less liquid markets, the carrying amount approximate the fair value. The securities consist of $10.9 million in corporate bonds and equity investments in the form of common stock of two local banking companies which are not publicly traded, and for which the carrying amount approximates fair value.

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

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
December 31, 2019
Impaired loans:
Commercial	$—	$—	$10,100	$10,100
Income producing - commercial real estate	—	—	11,948	11,948
Owner occupied - commercial real estate	—	—	6,934	6,934
Real estate mortgage - residential	—	—	4,981	4,981
Construction - commercial and residential	—	—	11,409	11,409
Home equity	—	—	387	387
Other real estate owned	—	—	1,487	1,487
Total assets measured at fair value on a nonrecurring basis as of December 31, 2019	$—	$—	$47,246	$47,246

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
December 31, 2018
Impaired loans:
Commercial	$—	$—	$3,338	$3,338
Income producing - commercial real estate	—	—	18,937	18,937
Owner occupied - commercial real estate	—	—	5,131	5,131
Real estate mortgage - residential	—	—	1,510	1,510
Construction - commercial and residential	—	—	1,981	1,981
Home equity	—	—	487	487
Other real estate owned	—	—	1,394	1,394
Total assets measured at fair value on a nonrecurring basis as of December 31, 2018	$—	$—	$32,778	$32,778

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2019, substantially all of the Company’s impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018 are as follows:

			Fair Value Measurements
				Significant
				Other	Significant
				Observable	Unobservable
	Carrying		Quoted Prices	Inputs	Inputs
(dollars in thousands)	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Assets
Cash and due from banks	$7,539	$7,539	$—	$7,539	$—
Federal funds sold	38,987	38,987	—	38,987	—
Interest bearing deposits with other banks	195,447	195,447	—	195,447	—
Investment securities	843,363	843,363	—	832,432	10,931
Federal Reserve and Federal Home Loan Bank stock	35,194	35,194	—	35,194	—
Loans held for sale	56,707	56,707	—	56,707	—
Loans	7,472,090	7,550,249	—	—	7,550,249
Bank owned life insurance	75,724	75,724	—	75,724	—
Annuity investment	14,697	14,697	—	14,697	—
Interest Rate Caps	280	280	—	280	—

Liabilities
Noninterest bearing deposits	2,064,367	2,064,367	—	2,064,367	—
Interest bearing deposits	3,876,985	3,876,985	—	3,876,985	—
Certificates of deposit	1,283,039	1,291,688	—	1,291,688	—
Customer repurchase agreements	30,980	30,980	—	30,980	—
Borrowings	467,687	328,330	—	328,330	—
Interest rate swap derivatives	203	203	—	203	—
Derivative liability	86	86	—	86	—
Interest Rate Caps	312	312	—	312	—
Mortgage banking derivatives	66	66	—	—	66

December 31, 2018
Assets
Cash and due from banks	$6,773	$6,773	$—	$6,773	$—
Federal funds sold	11,934	11,934	—	11,934	—
Interest bearing deposits with other banks	303,157	303,157	—	303,157	—
Investment securities	784,139	784,139	—	774,345	9,794
Federal Reserve and Federal Home Loan Bank stock	23,506	23,506	—	23,506	—
Loans held for sale	19,254	19,254	—	19,254	—
Loans	6,921,503	6,921,048	—	—	6,921,048
Bank owned life insurance	73,441	73,441	—	73,441	—
Annuity investment	12,417	12,417	—	12,417	—
Mortgage banking derivatives	229	229	—	—	229
Interest rate swap derivatives	3,727	3,727	—	3,727	—

Liabilities
Noninterest bearing deposits	2,104,220	2,104,220	—	2,104,220	—
Interest bearing deposits	3,542,666	3,542,666	—	3,542,666	—
Certificates of deposit	1,327,400	1,325,209	—	1,325,209	—
Customer repurchase agreements	30,413	30,413	—	30,413	—
Borrowings	217,196	218,006	—	218,006	—
Mortgage banking derivatives	269	269	—	—	269

Note 25 – Quarterly Results of Operations (unaudited)

The following table reports quarterly results of operations (unaudited) for 2019, 2018 and 2017:

	2019
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$107,183	$109,034	$108,279	$105,134
Total interest expense	26,473	28,045	26,950	24,117
Net interest income	80,710	80,989	81,329	81,017
Provision for credit losses	2,945	3,186	3,600	3,360
Net interest income after provision for credit losses	77,765	77,803	77,729	77,657
Noninterest income	6,734	6,314	6,360	6,291
Noninterest expense	34,726	33,473	33,359	38,304
Income before income tax expense	49,773	50,644	50,730	45,644
Income tax expense	14,317	14,149	13,487	11,895
Net income	35,456	36,495	37,243	33,749
Net income available to common shareholders	$35,456	$36,495	$37,243	$33,749
Earnings per common share
Basic (1)	$1.06	$1.07	$1.08	$0.98
Diluted (1)	$1.06	$1.07	$1.08	$0.98

	2018
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$105,581	$102,360	$96,296	$89,049
Total interest expense	23,869	21,069	18,086	13,269
Net interest income	81,712	81,291	78,210	75,780
Provision for credit losses	2,600	2,441	1,650	1,969
Net interest income after provision for credit losses	79,112	78,850	76,560	73,811
Noninterest income	6,089	5,640	5,553	5,304
Noninterest expense	31,687	31,614	32,289	31,121
Income before income tax expense	53,514	52,876	49,824	47,994
Income tax expense	13,197	13,928	12,528	12,279
Net income	40,317	38,948	37,296	35,715
Net income available to common shareholders	$40,317	$38,948	$37,296	$35,715
Earnings per common share
Basic (1)	$1.17	$1.14	$1.09	$1.04
Diluted (1)	$1.17	$1.13	$1.08	$1.04

	2017
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$86,526	$82,370	$79,344	$75,794
Total interest expense	11,167	10,434	9,646	8,900
Net interest income	75,359	71,936	69,698	66,894
Provision for credit losses	4,087	1,921	1,566	1,397
Net interest income after provision for credit losses	71,272	70,015	68,132	65,497
Noninterest income	9,496	6,784	7,023	6,070
Noninterest expense	29,803	29,516	30,001	29,232
Income before income tax expense	50,965	47,283	45,154	42,335
Income tax expense	35,396	17,409	17,382	15,318
Net income	15,569	29,874	27,772	27,017
Net income available to common shareholders	$15,569	$29,874	$27,772	$27,017
Earnings per common share
Basic (1)	$0.46	$0.87	$0.81	$0.79
Diluted (1)	$0.45	$0.87	$0.81	$0.79

(1)	Earnings per common share are calculated on a quarterly basis and may not be additive to the year to date amount.

Note 26 – Parent Company Financial Information

Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

(dollars in thousands)	December 31, 2019	December 31, 2018
Assets
Cash	$43,204	$72,783
Investment securities available-for-sale, at fair value	7,218	100
Investment in subsidiaries	1,334,197	1,249,704
Other assets	30,773	8,214
Total Assets	$1,415,392	$1,330,801

Liabilities
Other liabilities	$7,024	$4,564
Long-term borrowings	217,687	217,296
Total liabilities	224,711	221,860

Shareholders’ Equity
Common stock	331	342
Additional paid in capital	482,286	528,380
Retained earnings	705,105	584,494
Accumulated other comprehensive income (loss)	2,959	(4,275)
Total Shareholders’ Equity	1,190,681	1,108,941
Total Liabilities and Shareholders’ Equity	$1,415,392	$1,330,801

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Income
Other interest and dividends	$85,851	$678	$234
Gain on sale of investment securities	—	—	—
Total Income	$85,851	$678	$234

Expenses
Interest expense	11,916	11,916	11,916
Legal and professional	2,779	870	118
Directors compensation	491	614	352
Other	1,294	1,287	1,246
Total Expenses	$16,480	$14,687	$13,632

Income (Loss) Before Income Tax (Benefit) and Equity in Undistributed Income of Subsidiaries	69,371	(14,009)	(13,398)
Income Tax Benefit	(3,176)	(2,892)	(4,689)

Income (Loss) Before Equity in Undistributed Income of Subsidiaries	72,547	(11,117)	(8,709)
Equity in Undistributed Income of Subsidiaries	70,396	163,393	108,941
Net Income	$142,943	$152,276	$100,232

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Cash Flows From Operating Activities
Net Income	$142,943	$152,276	$100,232
Adjustments to reconcile net income to net cash used in operating activities: Equity in undistributed income of subsidiary	(70,396)	(163,393)	(108,941)
Net tax benefits from stock compensation	10	110	460
Securities premium amortization (discount accretion), net	2	—	—
Increase in other assets	(21,447)	(2,508)	(988)
Increase (decrease) in other liabilities	2,460	(61)	(189)
Net cash provided by (used in) operating activities	53,572	(13,576)	(9,426)

Cash Flows From Investing Activities
Purchases of available-for-sale investment securities	(7,030)	—	—
Investment in subsidiary (net)	—	6,892	(460)
Net cash (used in) provided by investing activities	(7,030)	6,892	(460)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	332	776	372
Proceeds from employee stock purchase plan	782	808	836
Common stock repurchased	(54,903)	—	—
Cash dividends paid	(22,332)	—	—
Net cash (used in) provided by financing activities	(76,121)	1,584	1,208
Net (Decrease) in Cash	(29,579)	(5,100)	(8,678)
Cash and Cash Equivalents at Beginning of Year	72,783	77,883	86,561
Cash and Cash Equivalents at End of Year	$43,204	$72,783	$77,883

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, due to the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Notwithstanding the material weakness, management believes, based on its procedures in preparing this report, that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States of America.

In addition, the Chief Executive Officer and the Chief Financial Officer believe that had the material weakness described below been identified at the relevant time, they would have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017 and 2018 (and the interim periods in 2017, 2018 and 2019). Notwithstanding the material weakness, management believes that the 2017 and 2018 consolidated financial statements, as well as the interim financial statements in 2017, 2018 and 2019, fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for the preparation, integrity and fair presentation of the financial statements included in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies. Management believes that internal control over financial reporting, which is subject to scrutiny by management and the Company’s internal auditors, supports the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time. The Audit Committee of the Board of Directors (the “Committee”) is comprised entirely of outside directors who are independent pursuant to stock exchange and SEC rules. The Committee is responsible for the appointment and compensation of the independent auditors and makes decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2019. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control – Integrated Framework (2013).”  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 due to the material weakness identified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In 2019, the Special Compliance Committee reviewed, and subsequently the Audit Committee has been reviewing, with the assistance of outside legal counsel that had no involvement in the underlying matters, the facts and circumstances associated with various governmental investigations and legal proceedings (see “Legal Proceedings”).  In connection with this review, certain deficiencies in the Company’s internal controls were identified, which, in management’s opinion, when evaluated collectively, amounted to a material weakness in the Company’s internal control over financial reporting as of December 31, 2017 and 2018.  This material weakness stemmed from “tone at the top” issues that contributed to a control environment that was insufficiently tailored to the culture of deference afforded to the former Chairman, President and Chief Executive Officer.  This material weakness manifested in deficiencies in the following areas:

●	the communication of certain relevant information to key constituents within the Company;
●	the review, categorization and reporting of related party loans; and
●	the review of certain vendor contracts.

Management believes that while the material weakness did not result in any material misstatement of our financial statements, there is a reasonable possibility that material misstatements in our annual or interim consolidated financial statements would not be prevented or detected.  In addition, management believes that had the material weakness described above been identified at the relevant time, they would have concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017 and 2018.

The 2019 financial statements have been audited by the independent registered public accounting firm of Dixon Hughes Goodman LLP (“DHG”).  DHG has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

Remediation

During the course of the year ended December 31, 2019, management believes that the deficiencies that contributed to the material weakness in 2017 and 2018 were effectively remediated; however, the material weakness will not be considered fully remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The following contributed to this remediation:

●	the split of the roles of Chairman and Chief Executive Officer and the appointment of our current Chairman, Norman R. Pozez, and our current President and Chief Executive Officer, Susan G. Riel;
●	the restructuring of the Board of Directors to reduce its size and strengthen its risk and financial reporting oversight functions, including the addition of two new independent directors with extensive experience in risk management and public accounting;
●	adjustment of the membership of the committees of the Board of Directors, the appointment of new committee chairs and the establishment of a Risk Committee;
●	the process of hiring a new Chief Legal Officer (effective January 2020);
●	formalizing the Company’s ethics program, including establishing an Ethics Office and appointing an Ethics officer with accountability to the Audit Committee, and increased ethics training for Company employees;
●	the enhancement of the Company’s policies and procedures for the identification, review and reporting of related party transactions;
●	the reinforcement of the Company’s risk management function, including the addition of personnel and the enhanced review and monitoring of vendor contracts; and

●	the active encouragement by management, with the assistance of the Chairman and the rest of the Board, of an open and collaborative culture, to set an appropriate “tone at the top.”

Changes in Internal Control over Financial Reporting

Other than the remediation described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Susan G. Riel	/s/ Charles D. Levingston
President and Chief Executive Officer of the Company	Executive Vice President and Chief Financial Officer of the Company

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 21, 2020 (the “Proxy Statement”). The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7830 Old Georgetown Road, Third Floor, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors – Director Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company’s compensation plans as of December 31, 2019:

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted average exercise	compensation plans
	outstanding	price of outstanding	excluding securities reflected
Plan category	options, warrants and rights	options, warrants and rights	in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,589	$19.99	1,059,207	(2)
Equity compensation plans not approved by security holders	0	0	0
Total	6,589	$19.99	1,059,207	(2)

(1)	Consists of the Company’s 2016 Stock Plan, 2011 Employee Stock Purchase Plan, 2006 Stock Plan, and the VHB 2010 Long-Term Incentive Plan. For additional information, see Note 13 to the Consolidated Financial Statements.
(2)	Shares available for issuance under the 2016 Stock Plan and the 2011 Employee Stock Purchase Plan.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included in this report

Reports of Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to the Consolidated Financial Statements

All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes. Renumber exhibits and notes as necessary

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	2006 Stock Plan (6)
10.2	2016 Stock Plan (7)

10.3	Amended and Restated Employment Agreement dated as of January 8, 2020, between EagleBank and Charles D. Levingston(8)
10.4	Second Amended and Restated Employment Agreement dated as of January 14, 2020, between EagleBank and Antonio F. Marquez (9)

10.5	Amended and Restated Employment Agreement dated as of December 31, 2019, between EagleBank and Susan G. Riel (10)
10.6	Second Amended and Restated Employment Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (11)
10.7	Second Amended and Restated Employment Agreement dated as of January 28, 2020 between EagleBank and Lindsey S. Rheaume (12)
10.8	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Charles D. Levingston (13)
10.9	Amended and Restated Non-Compete Agreement dated as of January 14, 2020, between EagleBank and Antonio F. Marquez (14)
10.10	Amended and Restated Non-Compete Agreement dated as of December 31, 2019, between EagleBank and Susan G. Riel (15)
10.11	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (16)
10.12	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Lindsey S. Rheaume (17)
10.14	Form of Supplemental Executive Retirement Plan Agreement (18)
10.15	2019 Senior Executive Incentive Plan (19)
10.16	Virginia Heritage Bank 2006 Stock Option Plan (20)
10.17	Virginia Heritage Bank 2010 Long-Term Incentive Plan (21)
10.18	2020 Senior Executive Incentive Plan (22)
10.19	2020 Long Term Incentive Plan (23)
10.20	Employment Agreement between EagleBank and Paul Saltzman (24)
10.21	Amended and Restated Chairman Compensation Agreement, dated as of December 31, 2019, among Eagle Bancorp, Inc., Eagle Bank and Norman R. Pozez
10.22	Amended and Restated Non-Compete Agreement, dated as of December 31, 2019 among Eagle Bancorp, Inc., Eagle Bank, and Norman R. Pozez
11	Statement Regarding Computation of Per Share Income
See Note 15 to Consolidated Financial Statements
21	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes Goodman LLP
31.1	Certification of Susan G. Riel
31.2	Certification of Charles D. Levingston
32.1	Certification of Susan G. Riel
32.2	Certification of Charles D. Levingston

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at December 31, 2019 and 2018
(ii) Consolidated Statement of Operations for the years ended December 31, 2019, 2018 and 2017
(iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Annual Report on Form 10-K, formatted in Inline XBRL

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by Reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 22, 2016
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-211857)

(8)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(9)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(10)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2017.
(11)	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(12)	Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(13)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(14)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(15)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 14, 2020.
(16)	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(17)	Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(18)	Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2013.
(19)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 15, 2019.
(20)	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-199875)
(21)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-199875)
(22)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 26, 2019.
(23)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 26, 2019.
(24)	Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on February 3, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
March 2, 2020	by:	/s/ Susan G. Riel
Susan G. Riel, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew D. Brockwell	Director	March 2, 2020
Matthew D. Brockwell

/s/ Theresa G. LaPlaca	Director	March 2, 2020
Theresa G. LaPlaca

/s/ Leslie Ludwig	Director	March 2, 2020
Leslie Ludwig

/s/ Norman R. Pozez	Chairman of the Company	March 2, 2020
Norman R. Pozez

/s/ Kathy A. Raffa	Director	March 2, 2020
Kathy A. Raffa

/s/ Susan G. Riel	President and Chief	March 2, 2020
Susan G. Riel	Executive Officer of the Company (Principal Executive Officer)

/s/ James A. Soltesz, P.E.	Director	March 2, 2020
James A. Soltesz

/s/ Benjamin M. Soto, Esquire	Director	March 2, 2020
Benjamin M. Soto

/s/ Leland M. Weinstein	Director	March 2, 2020
Leland M. Weinstein

/s/ Charles D. Levingston	Executive Vice President	March 2, 2020
Charles D. Levingston	and Chief Financial Officer of the Company
(Principal Financial and Accounting Officer)