Form 10-Q
period 2020-03-31
EAGLE BANCORP INC
filed 2020-05-11
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of April 30, 2020, the registrant had 32,225,151 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$7,177	$7,539
Federal funds sold	28,277	38,987
Interest bearing deposits with banks and other short-term investments	904,160	195,447
Investment securities available-for-sale, at fair value	858,916	843,363
Federal Reserve and Federal Home Loan Bank stock	39,988	35,194
Loans held for sale	60,036	56,707
Loans	7,840,873	7,545,748
Less allowance for credit losses	(96,336)	(73,658)
Loans, net	7,744,537	7,472,090
Premises and equipment, net	13,687	14,622
Operating lease right-of-use assets	25,655	27,372
Deferred income taxes	30,366	29,804
Bank owned life insurance	76,139	75,724
Intangible assets, net	104,695	104,739
Other real estate owned	8,237	1,487
Other assets	90,349	85,644
Total Assets	$9,992,219	$8,988,719

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,994,209	$2,064,367
Interest bearing transaction	931,597	863,856
Savings and money market	3,950,495	3,013,129
Time, $100,000 or more	608,355	663,987
Other time	656,912	619,052
Total deposits	8,141,568	7,224,391
Customer repurchase agreements	31,377	30,980
Other short-term borrowings	300,000	250,000
Long-term borrowings	267,784	217,687
Operating lease liabilities	28,242	29,959
Reserve for unfunded commitments	6,230	—
Other liabilities	54,240	45,021
Total Liabilities	8,829,441	7,798,038

Shareholders’ Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 32,197,258 and 33,241,496, respectively	320	331
Additional paid in capital	439,321	482,286
Retained earnings	710,072	705,105
Accumulated other comprehensive income	13,065	2,959
Total Shareholders’ Equity	1,162,778	1,190,681
Total Liabilities and Shareholders’ Equity	$9,992,219	$8,988,719

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest Income
Interest and fees on loans	$96,755	$97,821
Interest and dividends on investment securities	5,427	5,598
Interest on balances with other banks and short-term investments	1,559	1,666
Interest on federal funds sold	60	49
Total interest income	103,801	105,134
Interest Expense
Interest on deposits	20,546	20,900
Interest on customer repurchase agreements	87	98
Interest on short-term borrowings	357	140
Interest on long-term borrowings	3,067	2,979
Total interest expense	24,057	24,117
Net Interest Income	79,744	81,017
Provision for Credit Losses	14,310	3,360
Provision for Unfunded Commitments	2,112	—
Net Interest Income After Provision For Credit Losses	63,322	77,657

Noninterest Income
Service charges on deposits	1,425	1,694
Gain on sale of loans	944	1,388
Gain on sale of investment securities	822	912
Increase in the cash surrender value of bank owned life insurance	414	425
Other income	1,865	1,872
Total noninterest income	5,470	6,291
Noninterest Expense
Salaries and employee benefits	17,797	23,644
Premises and equipment expenses	3,821	3,852
Marketing and advertising	1,078	1,148
Data processing	2,496	2,375
Legal, accounting and professional fees	6,988	1,709
FDIC insurance	1,424	1,116
Other expenses	3,743	4,460
Total noninterest expense	37,347	38,304
Income Before Income Tax Expense	31,445	45,644
Income Tax Expense	8,322	11,895
Net Income	$23,123	$33,749

Earnings Per Common Share
Basic	$0.70	$0.98
Diluted	$0.70	$0.98

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net Income	$23,123	$33,749

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	12,104	5,440
Reclassification adjustment for net gains included in net income	(604)	(61)
Total unrealized gain (loss) on investment securities	11,500	5,379
Unrealized (loss) gain on derivatives	(1,325)	(1,154)
Reclassification adjustment for amounts included in net income	(69)	(942)
Total unrealized (loss) gain on derivatives	(1,394)	(2,096)
Other comprehensive income (loss)	10,106	3,283
Comprehensive Income	$33,229	$37,032

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common		Paid	Retained	Comprehensive	Shareholders’
	Shares	Amount	in Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2020	33,241,496	$331	$482,286	$705,105	$2,959	$1,190,681

Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	—	(10,931)	—	(10,931)
Net Income	—	—	—	23,123	—	23,123
Other comprehensive income, net of tax	—	—	—	—	10,106	10,106
Stock-based compensation expense	—	—	996	—	—	996
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	—	—	—	—
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(22,183)	—	—	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	4,126	—	—	—	—	—
Time based stock awards granted	152,184	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	4,476	—	196	—	—	196
Cash dividends declared ($0.22 per share)	—	—	—	(7,225)	—	(7,225)
Common stock repurchased	(1,182,841)	(11)	$(44,157)	—	—	(44,168)
Balance March 31, 2020	32,197,258	$320	$439,321	$710,072	$13,065	$1,162,778

Balance January 1, 2019	34,387,919	$342	$528,380	$584,494	$(4,275)	$1,108,941

Net Income	—	—	—	33,749	—	33,749
Other comprehensive income, net of tax	—	—	—	—	3,283	3,283
Stock-based compensation expense	—	—	2,029	—	—	2,029
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	26,034	—	296	—	—	296
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(10,944)	1	(1)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	17,655	—	—	—	—	—
Time based stock awards granted	112,636	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,893	—	190	—	—	190
Balance March 31, 2019	34,537,193	$343	$530,894	$618,243	$(992)	$1,148,488

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net Income	$23,123	$33,749
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,310	3,360
Provision for unfunded commitments	2,112	—
Depreciation and amortization	1,171	1,672
Amortization of operating lease right-of-use assets	—	646
Gains on sale of loans	(944)	(1,388)
Gains on sale of GNMA loans	—	(55)
Securities premium amortization (discount accretion), net	1,513	1,371
Origination of loans held for sale	(187,338)	(91,736)
Proceeds from sale of loans held for sale	184,953	92,165
Net increase in cash surrender value of BOLI	(414)	(425)
Deferred income tax (benefit) expense	(562)	1,264
Net gain on sale of investment securities	(822)	(912)
Stock-based compensation expense	996	2,029
Net tax (expense) benefits from stock compensation	(312)	10
(Increase) decrease in other assets	(15,337)	9,897
Increase (decrease) in other liabilities	13,337	(23,943)
Net cash provided by operating activities	35,786	27,704
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(138,594)	(34,748)
Proceeds from maturities of available-for-sale securities	54,426	26,674
Proceeds from sale/call of available-for-sale securities	78,030	22,808
Purchases of Federal Reserve and Federal Home Loan Bank stock	(9,044)	(16,164)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	4,250	4,675
Net increase in loans	(293,507)	(184,972)
Increase in premises and equipment	(83)	(876)
Net cash used in investing activities	(304,522)	(182,603)
Cash Flows From Financing Activities:
Increase (decrease) in deposits	917,177	(291,366)
Increase (decrease) in customer repurchase agreements	397	(3,995)
Increase in short-term borrowings	50,000	250,000
Increase in long-term borrowings	50,000	—
Proceeds from exercise of equity compensation plans	—	296
Proceeds from employee stock purchase plan	196	190
Common stock repurchased	(44,168)	—
Cash dividends paid	(7,225)	—
Net cash provided (used in) by financing activities	966,377	(44,875)
Net Increase (Decrease) In Cash and Cash Equivalents	697,641	(199,774)
Cash and Cash Equivalents at Beginning of Period	241,973	321,864
Cash and Cash Equivalents at End of Period	$939,614	$122,090
Supplemental Cash Flows Information:
Interest paid	$26,483	$26,749
Income taxes paid	$—	$17,950
Non-Cash Investing Activities
Initial recognition of operating lease right-of-use assets	$—	$29,574
Transfers from loans to other real estate owned	$6,750	$—

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

The Consolidated Financial Statements of the Company included herein are unaudited. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2019 were derived from audited Consolidated Financial Statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In addition to the “Critical Accounting Policies” impacted by the new Current Expected Credit Loss (“CECL”) standard described below, the Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans, the origination of small business loans, and the origination, securitization and sale of multifamily Federal Housing Administration (“FHA”) loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. The Bank offers its products and services through twenty banking offices, five lending centers and various electronic capabilities, including remote deposit services and digital banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance. Bethesda Leasing, a subsidiary of the Bank, holds title to repossessed real estate.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses, the fair value of financial instruments and the status of contingencies are particularly susceptible to significant change.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

The Company’s fee income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact its fee income in future periods.

The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Business Continuity Plan

The Company has implemented a remote working strategy for many of its employees. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy.  No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

In response to the COVID-19 pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. Modifications under this program have predominately been for a period of 90 days. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of March 31, 2020, we granted temporary modifications on approximately 32 loans representing approximately $45 million in outstanding exposure. Through April 30, 2020, we granted approximately 382 temporary modifications representing approximately $576 million in outstanding exposure. None  of these loans were considered restructured as of March 31, 2020 due to the provision of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as TDR. These provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of April 30, 2020, principal outstanding on PPP loans totaled $444.8 million across 1,090 borrowers. As of April 30, 2020 the Company had approved 1,233 applications totaling $449.7 million in PPP loans. The Company understands that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

Credit

The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit losses (“ACL”) and record additional provision for credit losses. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Allowance for Credit Losses

On January 1, 2020, we adopted ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss methodology for determining our provision for credit losses and ACL with an expected loss methodology that is referred to as the Current Expected Credit Loss model. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and held-to-maturity (“HTM”) debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02"). In addition, ASU 2016-13 made changes to the accounting for available-for-sale (“AFS”) debt securities. One such change is to require credit-related impairments to be recognized as an allowance for credit losses rather than as a write-down of the securities amortized cost basis when management does not intend to sell or believes that it is not that they will be required to sell the securities prior to recovery of the securities amortized cost basis. We adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company does not own Held to Maturity investment debt securities.

The following table illustrates the impact of ASC 326.

	January 1, 2020
	As Reported	Pre-ASC 326	Impact of ASC
(dollars in thousands)	Under ASC 326	Adoption	326 Adoption
Assets:
Loans
Commercial	$1,545,906	$1,545,906	$—
Income producing - commercial real estate	3,702,747	3,702,747	—
Owner occupied - commercial real estate	985,409	985,409	—
Real estate mortgage - residential	104,221	104,221	—
Construction - commercial and residential	1,035,754	1,035,754	—
Construction - C&I (owner occupied)	89,490	89,490	—
Home equity	80,061	80,061	—
Other consumer	2,160	2,160	—
Allowance for credit losses on loans	$(84,272)	$(73,658)	(10,614)
Liabilities: Reserve for Unfunded Commitments	$(4,118)	$—	(4,118)

Loans

Loans held for investment are stated at the amount of unpaid principal reduced by deferred income (net of costs). Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. The most common change in terms provided by the Company is an extension of an interest only term. As of March 31, 2020, all performing TDRs were categorized as interest-only modifications.

A loan is considered past due when a contractually due payment has not been received by the contractual due date. We place a loan on non-accrual status when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed as a reduction of current period interest income. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

Allowance for Credit Losses- Loans

The allowance for credit losses is an estimate of the expected credit losses in the loans held for investment and available-for-sale debt securities portfolios.

ASU 2016-13 replaces the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged- off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, loan concentrations, credit quality, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors.

The allowance for credit losses is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Reserves on loans that do not share risk characteristics are evaluated on an individual basis (nonaccrual, TDR). In order to determine the allowance for credit losses, all loans are assigned a credit grade. Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. For purposes of determining the pool-basis reserve, the remainder of the portfolio, representing all loans not assigned an individual reserve, is segregated by call report codes. Each credit grade within each product type is assigned a historical loss rate. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in reserve for unfunded commitments on the Consolidated Balance Sheets. For periods beyond which we are able to develop reasonable and supportable forecasts, we revert to the historical loss rate on a straight line basis over a twelve month period.  See further detail regarding our forecasting methodology in the “Discounted Cash Flow Method” section below.

Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management's judgment, should be charged off. Portfolio segments are used to pool loans with similar risk characteristics and align with our methodology for measuring expected credit losses.

A summary of our primary portfolio segments is as follows:

Commercial. The commercial loan portfolio is comprised of lines of credit and term loans for working capital, equipment, and other business assets across a variety of industries. These loans are used for general corporate purposes including financing working capital, internal growth, and acquisitions; and are generally secured by accounts receivable, inventory, equipment and other assets of our clients’ businesses.

Income producing – commercial real estate. Income producing commercial real estate loans are comprised of permanent and bridge financing provided to professional real estate owners/managers of commercial and residential real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties include apartment buildings, office buildings, hotels, mixed-use buildings, retail, data centers, warehouse, and shopping centers. The primary source of repayment on these loans is generally expected to come from lease or operation of the real property collateral. Income producing commercial real estate loans are impacted by fluctuation in collateral values, as well as rental demand and rates.

Owner occupied – commercial real estate. The owner occupied commercial real estate portfolio is comprised of permanent financing provided to operating companies and their related entities for the purchase or refinance of real property wherein their business operates. Collateral properties include industrial property, office buildings, religious facilities, mixed-use property, health care and educational facilities.

Real Estate Mortgage – Residential. Real estate mortgage residential loans are comprised of consumer mortgages for the purpose of purchasing or refinancing first lien real estate loans secured by primary-residence, second-home, and rental residential real property.

Construction – commercial and residential. The construction commercial and residential loan portfolio is comprised of loans made to builders and developers of commercial and residential property, for both renovation, new construction, and development projects. Collateral properties include apartment buildings, mixed use property, residential condominiums, single and 1-4 residential property, and office buildings. The primary source of repayment on these loans is expected to come from the sale, permanent financing, or lease of the real property collateral. Construction loans are impacted by fluctuations in collateral values and the ability of the borrower or ultimate purchaser to obtain permanent financing.

Construction – C&I (owner occupied). The construction C&I (owner occupied) portfolio comprises loans to operating companies and their related entities for new construction or renovation of the real or leased property in which they operate. Generally these loans contain provisions for conversion to an owner occupied commercial real estate or to a commercial loan after completion of construction. Collateral properties include industrial, healthcare, religious facilities, restaurants, and office buildings.

Home Equity. The home equity portfolio is comprised of consumer lines of credit and loans secured by subordinate liens on residential real property.

Other Consumer. The other consumer portfolio is comprised of consumer purpose loans not secured by real property, including personal lines of credit and loans, overdraft lines, and vehicle loans. This category also includes other loan items such as overdrawn deposit accounts as well as loans and loan payments in process.

We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Special mention loans are those that are currently protected by the sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. These loans have the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inadequately protected by the sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on non-accrual depending on the circumstances of the individual loans.

Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on non-accrual.

The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and in reserves assigned on an individual basis as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to management committees, Director’s Loan Committee, the Audit Committee, and the Board of Directors. The committees report to the Board as part of the Board's review on a quarterly basis of our consolidated financial statements.

When management determines that foreclosure is probable, and for certain collateral-dependent loans where foreclosure is not considered probable, expected credit losses are based on the fair value of the collateral adjusted for selling costs, when appropriate. A loan is considered collateral- dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation that a loan will be restructured, or the extension or renewal options are included in the borrower contract.

We do not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when loans are placed on non-accrual status.

Allowance for Credit Losses - Available-for-Sale Debt Securities

The impairment model for available-for-sale debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a noncredit-related impairment. As of March 31, 2020, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 3 Investment Securities for more information.

We have made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in accrued interest and other assets in the consolidated balance sheets. Available-for-sale debt securities are placed on non- accrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable. The majority of available for sale debt securities as of March 31, 2020 and December 31, 2019 were issued by US agencies. As such, we do not consider an allowance for credit losses necessary.

Discounted Cash Flow Method

The Company uses the discounted cash flow (“DCF”) method to estimate expected credit losses for the commercial, income producing – commercial real estate, owner occupied – commercial real estate, real estate mortgage - residential, construction – commercial and residential, construction – C&I (owner occupied), home equity, and other consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, probability of default, and loss given default. The modeling of expected prepayment speeds, is based on historical internal data.

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts national unemployment as a loss driver. COVID-19 has negatively impacted unemployment projections, which inform our CECL economic forecast and increased our loss reserve as of March 31, 2020.

For all DCF models, management has determined that eight quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over twelve months on a straight-line basis. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net NPV. An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

Collateral Dependent Financial Assets

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring (“TDR”).

A loan that has been modified or renewed is considered a troubled debt restructuring when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records a reserve for unfunded commitments (“RUC”) on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company’s consolidated statements of operations. The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in Reserve for Unfunded Commitments on the Company’s consolidated balance sheets.

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Other New Authoritative Accounting Guidance

Accounting Standards Adopted in 2020

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications.  Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Agencies confirmed with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time. See Note 5 to the Consolidated Financial Statements for further detail.

ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance for determining the allowance for credit losses delays recognition of expected future credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the CECL model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Under the CECL standard and based on the January 1, 2020 effective date, the Company made an initial adjustment to the allowance for credit losses of $10.6 million along with $4.1 million to the reserve for unfunded commitments. In accordance with adoption of CECL, the initial January 1, 2020 cumulative-effect adjustment was to retained earnings,net of taxes under the modified retrospective approach. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to the “Allowance for Credit Losses- Loans” section above for additional detail.

ASU 2020-02 "Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)" ("ASU 2020-02") incorporates SEC SAB 119 (updated from SAB 102) into the Accounting Standards Codification (the "Codification") by aligning SEC recommended policies and procedures with ASC 326. ASU 2020-02 was effective on January 1, 2020 and has no significant impact on our documentation requirements.

ASU 2020-03 "Codification Improvements to Financial Instruments" ("ASU 2020-03") revised a wide variety of topics in the Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. ASU 2020-03 was effective immediately upon its release in March 2020 and did not have a material impact on our consolidated financial statements.

Accounting Standards Pending Adoption

ASU 2019-12 "Income Taxes (Topic 740)" ("ASU 2019-12") simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. ASU 2019-012 will be effective for us on January 1, 2021 and is not expected to have any material impact on our consolidated financial statements.

ASU 2020-04, "Reference Rate Reform (Topic 848)" ("ASU 2020-04") provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on our business operations and consolidated financial statements.

Note 2. Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2020, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as significant excess reserves, on which interest is paid.

Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with domestic correspondent banks as compensation for services they provide to the Bank.

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
March 31, 2020	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$146,948	$1,527	$716	$147,759
Residential mortgage backed securities	531,784	16,110	506	547,388
Municipal bonds	72,828	2,760	—	75,588
Corporate bonds	52,087	969	72	52,984
U.S. Treasury	34,986	13	—	34,999
Other equity investments	198	—	—	198
	$838,831	$21,379	$1,294	$858,916

		Gross	Gross	Estimated
December 31, 2019	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$180,228	$621	$1,055	$179,794
Residential mortgage backed securities	541,490	4,337	1,975	543,852
Municipal bonds	71,902	2,034	5	73,931
Corporate bonds	10,530	203	—	10,733
U.S. Treasury	34,844	11	—	34,855
Other equity investments	198	—	—	198
	$839,192	$7,206	$3,035	$843,363

In addition, at March 31, 2020 and December 31, 2019 the Company held $40.0 million and $35.2 million, respectively, in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

Accrued interest on available for sale securities totaled $3.4 million and $3.2 million at March 31, 2020 and December 31, 2019, respectively, and was included in other assets in the consolidated balance sheets.

Gross unrealized losses and fair value of available-for-sale securities for which an allowance for credit losses has not been recorded, by length of time that individual securities have been in a continuous unrealized loss position are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
March 31, 2020	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	23	$13,835	$162	$39,486	$554	$53,321	$716
Residential mortgage backed securities	11	18,321	275	7,888	231	26,209	506
Corporate bonds	1	2,955	72	—	—	2,955	72
	35	$35,111	$509	$47,374	$785	$82,485	$1,294

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2019	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	36	$75,159	$439	$51,481	$616	$126,640	$1,055
Residential mortgage backed securities	111	197,794	1,148	90,742	827	288,536	1,975
Municipal bonds	1	1,994	5	—	—	1,994	5
	148	$274,947	$1,592	$142,223	$1,443	$417,170	$3,035

The majority of the AFS debt securities in an unrealized loss position as of March 31, 2020, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.

As of March 31, 2020 total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 2.6 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investments available-for-sale at March 31, 2020 and December 31, 2019 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities (“MBS”) will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$61,706	$62,055	$96,332	$96,226
After one year through five years	80,513	81,106	76,121	75,821
Five years through ten years	4,729	4,598	7,775	7,747
Residential mortgage backed securities	531,784	547,388	541,490	543,852
Municipal bonds maturing:
One year or less	6,400	6,456	5,897	5,969
After one year through five years	20,844	21,437	21,416	21,953
Five years through ten years	43,584	45,656	42,589	44,015
After ten years	2,000	2,039	2,000	1,994
Corporate bonds maturing:
One year or less	10,972	11,054	502	508
After one year through five years	35,891	36,600	8,528	8,725
After ten years	5,224	5,330	1,500	1,500
U.S. treasury	34,986	34,999	34,844	34,855
Other equity investments	198	198	198	198
	$838,831	$858,916	$839,192	$843,363

For the three months ended March 31, 2020, gross realized gains on sales of investments securities were $822 thousand and there were no gross realized losses on sales of investment securities. For the three months ended March 31, 2019, gross realized gains on sales of investments securities were $912 thousand and there were no gross realized losses on sales of investment securities.

Proceeds from sales and calls of investment securities for the three months ended March 31, 2020 were $78.0 million compared to $22.8 million for the same period in 2019.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2020 and December 31, 2019 was $364 million and $378 million, respectively, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

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

At March 31, 2020 the Bank had mortgage banking derivative financial instruments with a notional value of $140.1 million related to its forward contracts as compared to $71.7 million at December 31, 2019. The fair value of these mortgage banking derivative instruments at March 31, 2020 was $331 thousand included in other assets and $1.6 million included in other liabilities as compared to $280 thousand included in other assets and $66 thousand included in other liabilities at December 31, 2019.

Included in other noninterest income for the three months ended March 31, 2020 was a net loss of $1.3 million relating to mortgage banking derivative instruments as compared to a net gain of $134 thousand for the three months ended March 31, 2019. The amount included in other noninterest income for the three months ended March 31, 2020 pertaining to its mortgage banking hedging activities was a net realized loss of $1.3 million as compared to a net realized gain of $45 thousand for the three months ended March 31, 2019.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at March 31, 2020 and December 31, 2019 are summarized by type as follows:

	March 31, 2020			December 31, 2019
(dollars in thousands)	Amount		%	Amount	%
Commercial	$1,773,478		23%	$1,545,906	20%
Income producing - commercial real estate	3,827,024		50%	3,702,747	50%
Owner occupied - commercial real estate	971,634		12%	985,409	13%
Real estate mortgage - residential	104,558		1%	104,221	1%
Construction - commercial and residential	969,166		12%	1,035,754	14%
Construction - C&I (owner occupied)	114,138		1%	89,490	1%
Home equity	78,228		1%	80,061	1%
Other consumer	2,647		—	2,160	—
Total loans	7,840,873		100%	7,545,748	100%
Less: allowance for credit losses	(96,336)			(73,658)
Net loans (1)	$7,744,537	(1)		$7,472,090
(1)	Excludes accrued interest receivable of $22.6 million and $21.3 million at March 31, 2020 and December 31, 2019, respectively, which is recorded in Other assets.

Unamortized net deferred fees amounted to $24.8 million and $25.2 million at March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, the Bank serviced $101 million and $99 million, respectively, of multifamily FHA loans, SBA loans and other loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At March 31, 2020, owner occupied - commercial real estate and construction – Commercial and Industrial (“C&I”) (owner occupied) represent approximately 13% of the loan portfolio . At March 31, 2020, non-owner occupied commercial real estate and real estate construction represented approximately 62% of the loan portfolio. The combined owner occupied and commercial real estate and construction loans represent approximately 75% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 82% of all loans being secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 23% of the loan portfolio at March 31, 2020 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 1.2% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit as well as potential repairs to the SBA guarantees. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 1% of the loan portfolio at March 31, 2020 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 1% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 17 months. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.

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

The Company’s loan portfolio includes acquisition, development and construction (“ADC”) real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.41 billion at March 31, 2020. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 60% of the outstanding ADC loan portfolio at March 31, 2020. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2020 and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income Producing -	Owner Occupied -	Real Estate	Construction -
		Commercial	Commercial	Mortgage -	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
For the Three Months Ended March 31, 2020
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASC 326	$18,832	$29,265	$5,838	$1,557	$17,485	$656	$25	$73,658
Impact of adopting ASC 326	892	11,230	4,674	(301)	(6,143)	245	17	10,614
Loans charged-off	—	(550)	—	—	(1,768)	—	—	(2,318)
Recoveries of loans previously charged-off	69	—	—	—	—	—	3	72
Net loans charged-off	69	(550)	—	—	(1,768)	—	3	(2,246)
Provision for credit losses	7,553	3,606	(645)	113	3,767	(83)	(1)	14,310
Ending balance	$27,346	$43,551	$9,867	$1,369	$13,341	$818	$44	$96,336
As of March 31, 2020
Allowance for credit losses:
Individually evaluated for impairment	$7,239	$1,903	$375	$657	$1,554	$105	$—	$11,833
Collectively evaluated for impairment	20,107	41,648	9,492	712	11,787	713	44	84,503
Ending balance	$27,346	$43,551	$9,867	$1,369	$13,341	$818	$44	$96,336

Three Months Ended March 31, 2019
Allowance for credit losses:
Balance at beginning of period	$15,857	$28,034	$6,242	$965	$18,175	$599	$72	$69,944
Loans charged-off	(4)	(3,496)	—	—	—	—	—	(3,500)
Recoveries of loans previously charged-off	130	—	—	1	—	—	8	139
Net loans charged-off	126	(3,496)	—	1	—	—	8	(3,361)
Provision for credit losses	1,212	2,227	(262)	(285)	294	6	168	3,360
Ending balance	$17,195	$26,765	$5,980	$681	$18,469	$605	$248	$69,943
As of March 31, 2019
Allowance for credit losses:
Individually evaluated for impairment	$5,892	$15	$600	$—	$—	$—	$—	$6,507
Collectively evaluated for impairment	11,303	26,750	5,380	681	18,469	605	248	63,436
Ending balance	$17,195	$26,765	$5,980	$681	$18,469	$605	$248	$69,943

During the first quarter of 2020, we adopted ASU 2016-13, which replaces the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. Upon adoption, the allowance for credit losses was increased by $14.7 million, which included a $4.1 million increase to the allowance for unfunded commitments, with no impact to the consolidated statement of operations. We recorded a $16.4 million provision for credit losses for the first quarter of 2020 utilizing the newly adopted CECL methodology, a significant increase from prior quarters. The increase resulted primarily from the impact of reserve build related to the COVID-19 pandemic and to a lesser extent loan growth, offset by lower charge offs than in the comparable quarters. We recorded $2.2 million in net charge-offs during the first quarter of 2020, compared to $3.4 million during the first quarter of 2019.

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2020:

	Business/Other
(dollars in thousands)	Assets	Real Estate
Commercial	$15,287	$3,518
Income producing - commercial real estate	3,193	18,278
Owner occupied - commercial real estate	—	10,645
Real estate mortgage - residential	—	8,052
Construction - commercial and residential	—	6,875
Construction - C&I (owner occupied)	—	—
Home equity	—	541
Other consumer	7	—
Total	$18,487	$47,909

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2020 (dollars in thousands)	2016	2017	2018	2019	2020	Prior	Total
Commercial
Pass	146,077	339,954	324,160	267,490	113,862	495,376	1,686,919
Watch	—	16,892	494	1,010	—	15,828	34,224
Special Mention	—	11,108	11,365	—	—	1,111	23,584
Substandard	4,871	1,652	2,577	1,131	—	18,520	28,751
Total	150,948	369,606	338,596	269,631	113,862	530,835	1,773,478
Income producing - commercial real estate
Pass	417,298	586,243	736,476	897,933	147,214	1,005,065	3,790,229
Watch	—	4,641	—	4,334	—	1,365	10,340
Special Mention	800	—	—	5,542	—	4,854	11,196
Substandard	—	4,984	3,193	—	—	7,082	15,259
Total	418,098	595,868	739,669	907,809	147,214	1,018,366	3,827,024
Owner occupied - commercial real estate
Pass	112,140	120,780	226,702	92,231	689	369,509	922,051
Watch	2,691	—	2,607	—	—	34,500	39,798
Substandard	850	—	—	—	—	8,935	9,785
Total	115,681	120,780	229,309	92,231	689	412,944	971,634
Real estate mortgage - residential
Pass	3,436	11,950	24,773	29,207	4,203	22,316	95,885
Watch	—	—	—	—	—	620	620
Substandard	4,154	2,688	—	—	—	1,211	8,053
Total	7,590	14,638	24,773	29,207	4,203	24,147	104,558
Construction - commercial and residential
Pass	82,642	437,815	292,994	102,645	17,223	28,972	962,291
Substandard	2,303	1,893	—	—	—	2,679	6,875
Total	84,945	439,708	292,994	102,645	17,223	31,651	969,166
Construction - C&I (owner occupied)
Pass	11,742	4,073	39,220	21,460	12,633	11,062	100,190
Watch	—	2,129	11,100	—	—	719	13,948
Total	11,742	6,202	50,320	21,460	12,633	11,781	114,138
Home Equity
Pass	5,598	9,349	8,729	4,935	931	47,201	76,743
Watch	—	—	—	—	—	944	944
Substandard	—	—	—	—	—	541	541
Total	5,598	9,349	8,729	4,935	931	48,686	78,228
Other Consumer
Pass	200	203	136	109	1,173	810	2,631
Substandard	—	—	—	—	—	16	16
Total	200	203	136	109	1,173	826	2,647
Total Recorded Investment	$794,802	$1,556,354	$1,684,526	$1,428,027	$297,928	$2,079,236	$7,840,873

The Company’s credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2019.

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

Nonaccrual and Past Due Loans

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

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of March 31, 2020 and December 31, 2019.

	Loans	Loans	Loans				Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current		Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Non-Accrual	Loans
March 31, 2020
Commercial	$4,596	$168	$—	$4,764	$1,752,396	$16,318	$1,773,478
Income producing - commercial real estate	3,376	12,086	—	15,462	3,805,665	5,897	3,827,024
Owner occupied - commercial real estate	288	—	—	288	961,561	9,785	971,634
Real estate mortgage - residential	5,282	—	—	5,282	90,962	8,314	104,558
Construction - commercial and residential	2,062	—	—	2,062	960,229	6,875	969,166
Construction - C&I (owner occupied)	—	—	—	—	114,138	—	114,138
Home equity	592	—	—	592	77,095	541	78,228
Other consumer	8	—	—	8	2,632	7	2,647
Total	$16,204	$12,254	$—	$28,458	$7,764,678	$47,737	$7,840,873

December 31, 2019
Commercial	$3,063	$781	$—	$3,844	$1,527,134	$14,928	$1,545,906
Income producing - commercial real estate	—	5,542	—	5,542	3,687,494	9,711	3,702,747
Owner occupied - commercial real estate	13,008	—	—	13,008	965,938	6,463	985,409
Real estate mortgage – residential	3,533	—	—	5,333	95,057	5,631	104,221
Construction - commercial and residential	—	—	—	—	1,113,735	11,509	1,125,244
Home equity	136	192	—	328	79,246	487	80,061
Other consumer	—	9	—	9	2,151	—	2,160
Total	$19,740	$6,524	$—	$26,264	$7,470,755	$48,729	$7,545,748

The following presents the nonaccrual loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Nonaccrual with	Nonaccrual with	Total	Total
	No Allowance	an Allowance	Nonaccrual	Nonaccrual
(dollars in thousands)	for Credit Loss	for Credit Loss	Loans	Loans

Commercial	9,672	13,093	16,318	14,928
Income producing - commercial real estate	2,704	3,193	5,897	9,711
Owner occupied - commercial real estate	9,008	777	9,785	6,463
Real estate mortgage - residential	5,858	2,717	8,314	5,631
Construction - commercial and residential	3,788	3,087	6,875	11,509
Home equity	53	487	541	487
Other consumer	—	7	7	—
Total	$31,083	$23,361	$47,737	$48,729
(1)	Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $17.9 million at March 31, 2020 and $16.6.0 million at December 31, 2019.
(2)	Gross interest income of $717 thousand and $701 thousand would have been recorded for the three months ended March 31, 2020 and 2019, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while there was no interest recorded on such loans for the three months ended March 31, 2020 and 2019, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Pre Adoption of CECL

Loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan was impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. The Bank’s loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection. Impaired loans, or portions thereof, were charged-off when deemed uncollectible.

The following table presents, by class of loan, information related to impaired loans for the period December 31, 2019.

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

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. The most common change in terms provided by the Company is an extension of an interest only term. As of March 31, 2020, all performing TDRs were categorized as interest-only modifications.

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

In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complies with the CARES Act and ASC 310-40 to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. As of March 31, 2020, we granted temporary modifications on approximately 32 loans representing approximately $45 million in outstanding exposure. Through April 30, 2020, we granted approximately 382 temporary modifications representing approximately $576 million in outstanding exposure. Under the applicable guidance, none of these loans were considered TDRs as of March 31, 2020.

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company for the periods ended March 31, 2020 and 2019.

	For the Three Months Ended March 31, 2020
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructurings
Restructured accruing	11	$1,438	$15,574	$860	$—	$17,872
Restructured nonaccruing	2	137	—	2,370	—	2,507
Total	13	$1,575	$15,574	$3,230	$—	$20,379

Specific allowance		$—	$1,007	$—	$—	$1,007

Restructured and subsequently defaulted		$—	$—	$—	$—	$—

	For the Three Months Ended March 31, 2019
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructurings
Restructured accruing	10	$3,218	$19,622	$3,337	$—	$26,177
Restructured nonaccruing	3	538	—	—	—	538
Total	13	$3,756	$19,622	$3,337	$—	$26,715

Specific allowance		$775	$3,000	$—	$—	$3,775

Restructured and subsequently defaulted		$—	$—	$—	$—	$—

The Company had thirteen TDR’s at March 31, 2020 totaling approximately $20.4 million. Eleven of these loans totaling approximately $17.9 million are performing under their modified terms. For the first quarter of 2020 and 2019, there were no performing TDR loans that defaulted on their modified terms. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on non-accrual status. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. For the three months ended March 31, 2020, there were four loans totaling $1.3 million modified in a TDR, as compared to the three months ended March 31, 2019, there was one loan totaling $2.3 million modified in a TDR.

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

As of March 31, 2020, the Company had $25.7 million of operating lease ROU assets and $28.2 million of operating lease liabilities on the Company’s Consolidated Balance Sheet. As of December 31, 2019, the Company had $27.4 million of operating lease ROU assets and $30.0 million of operating lease liabilities on the Company’s Consolidated Balance Sheet. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Statements of Condition.

Our leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and lease liabilities.

As of March 31, 2020, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. As of March 31, 2020, there were no leases that have been signed but did not yet commence as of the reporting date that create significant rights and obligations for the Company.

The following table presents lease costs and other lease information.

	Three Months Ended
(dollars in thousands)	March 31, 2020	March 31,2019
Lease Cost
Operating Lease Cost (Cost resulting from lease payments)	$1,998	$1,863
Variable Lease Cost (Cost excluded from lease payments)	267	244
Sublease Income	(87)	(94)
Net Lease Cost	$2,178	$2,013

Operating Lease - Operating Cash Flows (Fixed Payments)	2,206	2,024
Right-of-Use Assets - Operating Leases	25,655	28,928
Weighted Average Lease Term - Operating Leases	4.84 yrs	5.50 yrs
Weighted Average Discount Rate - Operating Leases	4.00%	4.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows:

(dollars in thousands)
Twelve Months Ended:
March 31, 2021	$8,320
March 31, 2022	7,353
March 31, 2023	4,961
March 31, 2024	4,302
March 31, 2025	3,273
Thereafter	3,174
Total Future Minimum Lease Payments	31,383
Amounts Representing Interest	(3,141)
Present Value of Net Future Minimum Lease Payments	$28,242

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company accounts for its affordable housing tax credit investments using the proportional amortization method. The Company’s net affordable housing tax credit investments were $28.9 million and related unfunded commitments were $11.3 million as of March 31, 2020 and are included in Other Assets and Other Liabilities in the Consolidated Statements of Condition. The Company's net affordable housing tax credit investments were $29.7 million and related unfunded commitments were $11.3 million as of December 31, 2019.

Note 8. Other Derivatives

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

As of March 31, 2020 and December 31, 2019, the Company had one designated cash flow hedge notional interest rate swap transaction outstanding amounting to $100 million associated with the Company’s variable rate deposits. The Company recognized $829 thousand in noninterest income during March 2019 due to the termination of two of its interest rate swap transactions as part of the Company’s asset liability strategy as well as declines in market interest rates.

Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates (based on existing interest rates) that $1.6 million will be reclassified as an increase in interest expense.

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

The Company entered into credit risk participation agreements ("RPAs") with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower's performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers' credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities.

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

The interest rate derivative agreements detail: 1) that collateral be posted when the market value exceeds certain threshold limits associated with the secured party’s exposure; 2) if the Company defaults on any of its indebtedness (including default where repayment of the indebtedness has not been accelerated by the lender), then the Company could also be declared in default on its derivative obligations; 3) if the Company fails to maintain its status as a well-capitalized institution then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of March 31, 2020, the aggregate fair value of the derivative contract with credit risk contingent features (i.e., containing collateral posting or termination provisions based on our capital status) that was in a net liability position totaled $4.7 million. The Company has a minimum collateral posting threshold with its derivative counterparty. As of March 31, 2020, the Company was required to post collateral totaling $1.5 million with its derivative counterparty against its obligations under this agreement. If the Company had breached any provisions under the agreement at March 31, 2020, it could have been required to settle its obligations under the agreement at the termination value.

The table below identifies the balance sheet category and fair value of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of March 31, 2020 and December 31, 2019.

	March 31,2020			December 31,2019
Derivatives designated as hedging instruments	Notional		Balance Sheet	Notional		Balance Sheet
(dollars in thousands)	Amount	Fair Value	Category	Amount	Fair Value	Category
Interest rate product	$100,000	$1,695	Other Liabilities	$100,000	$206	Other Liabilities

Derivatives not designated as hedging instruments
(dollars in thousands)
Interest rate product	$93,699	$2,834	Other Assets	$56,806	$311	Other Assets

(dollars in thousands)
Interest rate product	$93,699	$3,011	Other Liabilities	$56,806	$319	Other Liabilities
Other Contracts	27,268	152	Other Liabilities	27,384	86	Other Liabilities
	$120,967	$3,163		$84,190	$405	Other Liabilities

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the three months ended March 31, 2020 and 2019.

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss) Recognized in OCI		Recognized from	Reclassified from Accumulated OCI
	on Derivative		Accumulated Other	into Income
Derivatives in Subtopic 815-20 Hedging	Three Months Ended March 31,		Comprehensive Income into	Three Months Ended March 31,
Relationships (dollars in thousands)	2020	2019	Income	2020	2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(1,521)	$(1,034)	Interest Expense	$28	$462
Interest Rate Products	—	—	Gain on sale of investment securities	—	(829)
Total	$(1,521)	$(1,034)		$28	$(367)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Operation
	Location and Amount of Gain or (Loss) Recognize in Income on
	Fair Value and Cash Flow Hedging Relationships (in 000's)
	Three Months Ended March 31,
	2020	2020	2019
	Interest	Interest	Gain on sale of
	Expense	Expense	investment securities
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$28	$462	$—

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$28	$462	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$(829)
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	$28	$462	$—
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component	$—	$—	$—

Effect of Derivatives Not Designated as Hedging Instruments on the Statements of Operation
		Amount of Gain or (Loss)
		Recognized in Income on
	Location of Gain or	Derivative
Derivatives Not Designated as Hedging	(Loss) Recognized in	Three Months Ended March 31,
Instruments under Subtopic 815-20	Income on Derivative	2020	2019
Interest Rate Products	Other income / (expense)	(168)	(13)
Other Contracts	Other income / (expense)	(66)	—
Total		(234)	(13)

Balance Sheet Offsetting: Our designated cash flow hedge interest rate derivatives are eligible for offset in the Consolidated Balance Sheets and are subject to master netting arrangements. Our derivative transactions with counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. The Company generally offsets such financial instruments for financial reporting purposes. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s cash flow hedge derivatives as of March 31, 2020 and December 31, 2019.

As of March 31, 2020
Net
Amounts of
		Gross	Assets	Gross Amounts Not Offset in the
	Gross	Amounts	presented	Balance Sheet
	Amounts of	Offset in	in the		Cash
	Recognized	the Balance	Balance	Financial	Collateral	Net
Offsetting of Derivative Assets (dollars in thousands)	Assets	Sheet	Sheet	Instruments	Posted	Amount
	$3,165	$—	$3,165	$—	$—	$3,165

Net
Amounts of
		Gross	Liabilities	Gross Amounts Not Offset in the
	Gross	Amounts	presented	Balance Sheet
	Amounts of	Offset in	in the		Cash
	Recognized	the Balance	Balance	Financial	Collateral	Net
Offsetting of Derivative Liabilities (dollars in thousands)	Liabilities	Sheet	Sheet	Instruments	Posted	Amount
Derivatives	$6,459	$—	$6,459	$—	$3,230	$3,229

As of December 31, 2019
Net
Amounts of
		Gross	Assets	Gross Amounts Not Offset in the
	Gross	Amounts	presented	Balance Sheet
	Amounts of	Offset in	in the		Cash
	Recognized	the Balance	Balance	Financial	Collateral	Net
Offsetting of Derivative Assets (dollars in thousands)	Assets	Sheet	Sheet	Instruments	Posted	Amount
Derivatives	$311	$—	$311	$—	$—	$311

Net
Amounts of
		Gross	Liabilities	Gross Amounts Not Offset in the
	Gross	Amounts	presented	Balance Sheet
	Amounts of	Offset in	in the		Cash
	Recognized	the Balance	Balance	Financial	Collateral	Net
Offsetting of Derivative Liabilities (dollars in thousands)	Liabilities	Sheet	Sheet	Instruments	Posted	Amount
Derivatives	$611	$—	$611	$—	$500	$111

Note 9. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three months ended March 31, 2020 and 2019 is presented in the table below. There were no residential real estate loans in the process of foreclosure as of March 31, 2020. For the three months ended March 31, 2020 and 2019, there were no sales of OREO property.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Beginning Balance	$1,487	$1,394
Real estate acquired from borrowers	6,750	—
Properties sold	—	—
Ending Balance	$8,237	$1,394

Note 10. Long-Term Borrowings

The following table presents information related to the Company’s long-term borrowings as of March 31, 2020 and December 31, 2019.

(dollars in thousands)	March 31, 2020	December 31, 2019
Subordinated Notes, 5.75%	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	150,000
FHLB Advance, 1.81%	50,000	—
Less: unamortized debt issuance costs	(2,216)	(2,313)
Long-term borrowings	$267,784	$217,687

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

On February 26th, 2020, the Bank advanced $50 million dollars under its borrowing arrangement with the Federal Home Loan Bank of Atlanta at a fixed rate of 1.81% with a maturity date of February 26, 2030 as part of the overall asset liability strategy and to support loan growth.

Note 11. Net Income per Common Share

The calculation of net income per common share for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2020	2019
Basic:
Net income	$23,123	$33,749
Average common shares outstanding	32,850	34,481
Basic net income per common share	$0.70	$0.98

Diluted:
Net income	$23,123	$33,749
Average common shares outstanding	32,850	34,481
Adjustment for common share equivalents	25	55
Average common shares outstanding-diluted	32,875	34,536
Diluted net income per common share	$0.70	$0.98

Anti-dilutive shares	26	3

Note 12. Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2020
Net unrealized gain on securities available-for-sale	$16,736	$(4,632)	$12,104
Less: Reclassification adjustment for net gains included in net income	(822)	(218)	(604)
Total unrealized gain	15,914	(4,850)	11,500

Net unrealized loss on derivatives	(1,989)	664	(1,325)
Less: Reclassification adjustment for gain included in net income	(94)	(25)	(69)
Total unrealized loss	(2,083)	639	(1,394)

Other Comprehensive Income	$13,831	$(4,211)	$10,106

Three Months Ended March 31, 2019
Net unrealized loss on securities available-for-sale	$7,322	$1,882	$5,440
Less: Reclassification adjustment for net gains included in net income	(83)	(22)	(61)
Total unrealized loss	7,239	1,860	5,379

Net unrealized loss on derivatives	(1,545)	(391)	(1,154)
Less: Reclassification adjustment for gain included in net income	(1,275)	(333)	(942)
Total unrealized loss	(2,820)	(724)	(2,096)

Other Comprehensive Income	$4,419	$1,136	$3,283

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019.

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Three Months Ended March 31, 2020
Balance at Beginning of Period	$3,109	$(150)	$2,959
Other comprehensive income (loss) before reclassifications	12,104	(1,325)	10,779
Amounts reclassified from accumulated other comprehensive income (loss)	(604)	(69)	(673)
Net other comprehensive income (loss) during period	11,500	(1,394)	10,106
Balance at End of Period	$14,609	$(1,544)	$13,065

Three Months Ended March 31, 2019
Balance at Beginning of Period	$(7,044)	$2,769	$(4,275)
Other comprehensive income (loss) before reclassifications	5,440	(1,154)	4,286
Amounts reclassified from accumulated other comprehensive income (loss)	(61)	(942)	(1,003)
Net other comprehensive income (loss) during period	5,379	(2,096)	3,283
Balance at End of Period	$(1,665)	$673	$(992)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

	Amount Reclassified from
	Accumulated Other		Affected Line Item in
Details about Accumulated Other	Comprehensive (Loss) Income		the Statement Where
Comprehensive Income Components	Three Months Ended March 31,		Net Income is Presented
(dollars in thousands)	2020	2019
Realized gain on sale of investment securities	$822	$83	Gain on sale of investment securities
Realized gain on swap termination	—	829	Gain on sale of investment securities
Interest income (expense) derivative deposits	94	446	Interest expense on deposits
Income tax (expense) benefit	(243)	(355)	Income Tax Expense
Total Reclassifications for the Period	$673	$1,003	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
March 31, 2020
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$147,759	$—	$147,759
Residential mortgage backed securities	—	547,388	—	547,388
Municipal bonds	—	75,588	—	75,588
Corporate bonds	—	—	52,984	52,984
U.S. Treasury	—	34,999	—	34,999
Other equity investments	—	—	198	198
Loans held for sale	—	60,036	—	60,036
Interest Rate Caps	—	317	—	317
Mortgage banking derivatives	—	—	331	331
Total assets measured at fair value on a recurring basis as of March 31, 2020	$—	$866,087	$53,513	$919,600
Liabilities:
Interest rate swap derivatives	$—	$1,695	$—	$1,695
Derivative liability	—	152	—	152
Interest Rate Caps	—	2,975	—	2,975
Mortgage banking derivatives	—	—	1,602	1,602
Total liabilities measured at fair value on a recurring basis as of March 31, 2020	$—	$4,822	$1,602	$6,424
December 31, 2019
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$179,794	$—	$179,794
Residential mortgage backed securities	—	543,852	—	543,852
Municipal bonds	—	73,931	—	73,931
Corporate bonds	—	—	10,733	10,733
U.S. Treasury	—	34,855	—	34,855
Other equity investments	—	—	198	198
Loans held for sale	—	56,707	—	56,707
Interest Rate Caps	—	317	—	317
Mortgage banking derivatives	—	—	280	280
Total assets measured at fair value on a recurring basis as of December 31, 2019	$—	$889,456	$11,211	$900,667
Liabilities:
Interest rate swap derivatives	$—	$203	$—	$203
Derivative liability	—	86	—	86
Interest Rate Caps	—	312	—	312
Mortgage banking derivatives	—	—	66	66
Total liabilities measured at fair value on a recurring basis as of December 31, 2019	$—	$601	$66	$667

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of March 31, 2020 and December 31, 2019.

	March 31, 2020
		Aggregate
		Unpaid
		Principal
(dollars in thousands)	Fair Value	Balance	Difference
Residential mortgage loans held for sale	$60,036	$58,970	$1,066
FHA mortgage loans held for sale	$—	$—	$—

	December 31, 2019
		Aggregate
		Unpaid
		Principal
(dollars in thousands)	Fair Value	Balance	Difference
Residential mortgage loans held for sale	$52,927	$52,054	$873
FHA mortgage loans held for sale	$3,780	$3,780	$—

No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of March 31, 2020 or December 31, 2019.

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

Interest Rate Caps: The Company entered into an interest rate cap agreement ("cap") with an institutional counterparty, under which the Company will receive cash if and when market rates exceed the cap's strike rate. The fair value of the cap is calculated by determining the total expected asset or liability exposure of the derivatives. Total expected exposure incorporates both the current and potential future exposure of the derivative, derived from using observable inputs, such as yield curves and volatilities. Accordingly, the cap falls within Level 2.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2020	$10,931	$280	$11,211
Realized (loss) gain included in earnings	—	51	51
Unrealized gain included in other comprehensive income	694	—	694
Purchases of available-for-sale securities	41,557	—	41,557
Principal redemption	—	—	—
Ending balance at March 31, 2020	$53,182	$331	$53,513

Liabilities:
Beginning balance at January 1, 2020	$—	$66	$66
Realized loss included in earnings	—	1,536	1,536
Principal redemption	—	—	—
Ending balance at March 31, 2020	$—	$1,602	$1,602

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2019	$9,794	$229	$10,023
Realized (loss) gain included in earnings	(20)	51	31
Unrealized gain included in other comprehensive income	131	—	131
Purchases of available-for-sale securities	4,030	—	4,030
Principal redemption	(3,004)	—	(3,004)
Ending balance at December 31, 2019	$10,931	$280	$11,211

Liabilities:
Beginning balance at January 1, 2019	$—	$269	$269
Realized gain included in earnings	—	(203)	(203)
Principal redemption	—	—	—
Ending balance at December 31, 2019	$—	$66	$66

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

At March 31, 2020, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Pre Adoption of CECL: The Company did not record loans at fair value on a recurring basis; however, from time to time, a loan was considered impaired and an allowance for loan loss was established. The Company considered a loan impaired when it was probable that the Company would be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management had determined that nonaccrual loans and loans that had their terms restructured in a troubled debt restructuring met this impaired loan definition. Once a loan was identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans was estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represented loans for which the fair value of expected repayments or collateral exceeded the recorded investment in such loans.

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
March 31, 2020
Commercial	$—	$—	$17,756	$17,756
Income producing - commercial real estate	—	—	21,471	21,471
Owner occupied - commercial real estate	—	—	10,645	10,645
Real estate mortgage - residential	—	—	8,314	8,314
Construction - commercial and residential	—	—	6,875	6,875
Home equity	—	—	541	541
Other consumer	—	—	7	7
Other real estate owned	—	—	8,237	8,237
Total assets measured at fair value on a nonrecurring basis as of March 31, 2020	$—	$—	$73,846	$73,846

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
December 31, 2019
Impaired loans:
Commercial	$—	$—	$10,100	$10,100
Income producing - commercial real estate	—	—	11,948	11,948
Owner occupied - commercial real estate	—	—	6,934	6,934
Real estate mortgage - residential	—	—	4,981	4,981
Construction - commercial and residential	—	—	11,409	11,409
Home equity	—	—	387	387
Other real estate owned	—	—	1,487	1,487
Total assets measured at fair value on a nonrecurring basis as of December 31, 2019	$—	$—	$47,246	$47,246

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

The estimated fair value of the Company’s financial instruments at March 31, 2020 and December 31, 2019 are as follows:

			Fair Value Measurements
				Significant
				Other	Significant
			Quoted	Observable	Unobservable
	Carrying		Prices	Inputs	Inputs
(dollars in thousands)	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Assets
Cash and due from banks	$7,177	$7,177	$—	$7,177	$—
Federal funds sold	28,277	28,277	—	28,277	—
Interest bearing deposits with other banks	904,160	904,160	—	904,160	—
Investment securities	858,916	858,916	—	805,734	53,182
Federal Reserve and Federal Home Loan Bank stock	39,988	39,988	—	39,988	—
Loans held for sale	60,036	60,036	—	60,036	—
Loans	7,744,537	7,956,500	—	—	7,956,500
Bank owned life insurance	76,139	76,139	—	76,139	—
Annuity investment	14,675	14,675	—	14,675	—
Interest Rate Caps	331	331	—	331	—

Liabilities
Noninterest bearing deposits	1,994,209	1,994,209	—	1,994,209	—
Interest bearing deposits	4,882,092	4,882,092	—	4,882,092	—
Certificates of deposit	1,265,267	1,282,095	—	1,282,095	—
Customer repurchase agreements	31,377	31,377	—	31,377	—
Borrowings	567,784	548,154	—	548,154	—
Interest rate swap derivatives	1,695	1,695		1,695	—
Derivative liability	152	152	—	152	—
Interest Rate Caps	2,975	2,975	—	2,975	—
Mortgage banking derivatives	1,602	1,602	—	—	1,602

December 31, 2019
Assets
Cash and due from banks	$7,539	$7,539	$—	$7,539	$—
Federal funds sold	38,987	38,987	—	38,987	—
Interest bearing deposits with other banks	195,447	195,447	—	195,447	—
Investment securities	843,363	843,363	—	832,432	10,931
Federal Reserve and Federal Home Loan Bank stock	35,194	35,194	—	35,194	—
Loans held for sale	56,707	56,707	—	56,707	—
Loans	7,472,090	7,550,249	—	—	7,550,249
Bank owned life insurance	75,724	75,724	—	75,724	—
Annuity investment	14,697	14,697	—	14,697	—
Interest Rate Caps	280	280	—	280	—

Liabilities
Noninterest bearing deposits	2,064,367	2,064,367	—	2,064,367	—
Interest bearing deposits	3,876,985	3,876,985	—	3,876,985	—
Certificates of deposit	1,283,039	1,291,688	—	1,291,688	—
Customer repurchase agreements	30,980	30,980	—	30,980	—
Borrowings	467,687	328,330	—	328,330	—
Interest rate swap derivatives	203	203		203	—
Derivative liability	86	86	—	86	—
Interest Rate Caps	312	312	—	312	—
Mortgage banking derivatives	66	66	—	—	66

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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million and two insurance carriers in 2019 totaling $2.6 million. These annuity contracts have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. For the three months ended March 31, 2020, the annuity contracts accrued $40 thousand of income which was included in other noninterest income on the Consolidated Statement of Operations. For the three months ended March 31, 2019, the annuity contracts accrued $32 thousand of income which was included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $14.7 million at March 31, 2020 and December 31, 2019, respectively, and is included in other assets on the Consolidated Balance Sheets. For the three months ended March 31, 2020, the Company recorded benefit expense accruals of $108 thousand for this post retirement benefit. For the three months ended March 31, 2019, the Company recorded benefit expense accruals of $101 thousand for this post retirement benefit.

Upon death of a named executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively finance payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Eagle Bancorp, Inc. (the “Company”) and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” “could,” “seeks,” “considers,” “feels,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market (including the macroeconomic and other challenges and uncertainties resulting from the coronavirus (“COVID-19”) pandemic, including on our credit quality and business operations), interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors contained in this report and the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance. All information is as of the date of this report. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward looking statement for any reason.

GENERAL

The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating twenty-one years of successful operations. The Company provides general commercial and consumer banking services through EagleBank (the “Bank”), its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twenty branch offices, including nine in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C.

The Bank offers a broad range of commercial banking services to its business and professional clients, as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of Small Business Administration ("SBA”) loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. The Company originates multifamily Federal Housing Administration ("FHA”) loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (“Ginnie Mae”) MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business, and periodically bundles and sells the servicing rights. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages other real estate owned (“OREO”) assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with third parties. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.

Impact of COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing nonessential businesses, directing individuals to restrict their movements, observe social distancing, and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to the COVID-19 pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

Our business and consumer customers are experiencing varying degrees of financial distress. In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including directing employees to work from home insofar as is possible and implementing our business continuity plans and protocols to the extent necessary.

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (the "PPP"), a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On April 16, 2020, the SBA announced that all available funds had been exhausted and applications were no longer being accepted. On April 27, 2020, the SBA resumed accepting PPP applications for an additional $310 billion in available funding. As of April 30, 2020, principal outstanding on PPP loans totaled $444.8 million across 1,090 borrowers. As of April 30, 2020 the Company had approved 1,233 applications totaling $449.7 million in PPP loans.

There have also been various governmental actions taken or proposed to provide forms of relief, such as limiting debt collections efforts, including foreclosures, and encouraging or requiring extensions, modifications or forbearance, with respect to certain loans and fees. Governmental actions taken in response to the COVID-19 pandemic have not always been coordinated or consistent across jurisdictions but, in general, have been expanding in scope and intensity. The efficacy and ultimate effect of these actions is not known.

In response to the COVID-19 pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. Modifications under this program have predominately been for a period of 90 days. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of March 31, 2020, we granted temporary modifications on approximately 32 loans representing approximately $45 million in outstanding exposure. Through April 30, 2020, we granted approximately 382 temporary modifications representing approximately $576 million in outstanding exposure. None of these loans were considered restructured as of March 31, 2020 due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as TDR. These provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.

Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response, including maintaining record levels of on and off -balance sheet liquidity and have maintained well above well capitalized regulatory capital ratios. Furthermore, we have suspended our share repurchase program. Additionally, the economic pressures, coupled with the implementation of an expected loss methodology for determining our provision for credit losses as required by CECL, have contributed to an increased provision for credit losses for the first quarter of 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act and other legislative and regulatory developments related to COVID-19; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Note 1 to the Consolidated Financial Statements included in this report. There have been no significant changes to the Company’s accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 except as indicated below and in “Accounting Standards Adopted in 2020” in Note 1 to the Consolidated Financial Statements in this report.

Provision for Credit Losses and Provision for Unfunded Commitments

A consequence of lending activities is that we may incur credit losses and we record an ACL with respect to loan receivables and a reserve for unfunded commitments (the “RUC”). The amount of such losses will vary depending upon the risk characteristics of the loan portfolio as affected by economic conditions such as changes in interest rates, the financial performance of borrowers and unemployment rates.

As a result of our January 1, 2020, adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” and its related amendments, our methodology for estimating these credit losses changed significantly from December 31, 2019. The standard replaced the “incurred loss” approach with an “expected loss” approach known as CECL. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, we consider forecasts about future economic conditions that are reasonable and supportable. The RUC represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. The RUC is determined by estimating future draws and applying the expected loss rates on those draws.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses and the RUC. Our determination of the amount of the allowance for credit losses requires significant reliance on the credit risk rating we assign to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on loans, significant reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of economic factors, and the reliance on our reasonable and supportable forecasts. The Company uses the discounted cash flow (“DCF”) method to estimate expected credit losses for the commercial, income producing – commercial real estate, owner occupied – commercial real estate, real estate mortgage – residential, construction – commercial and residential, construction – C&I (owner occupied), home equity, and other consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, probability of default, and loss given default. The modeling of expected prepayment speeds are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts national unemployment as a loss driver. For all DCF models, management has determined that eight quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over twelve months on a straight-line basis. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.

The allowance for credit losses attributable to each portfolio segment also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk, changes in underwriting standards, experience and depth of lending staff, and trends in delinquencies. While our methodology in establishing the reserve for credit losses attributes portions of the ACL and RUC to the commercial and consumer portfolio segments, the entire ACL and RUC is available to absorb credit losses inherent in the total loan portfolio and total amount of unfunded credit commitments, respectively.

Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. For example, the COVID-19 pandemic has negatively impacted unemployment projections, which inform our CECL economic forecast and increased our loss reserve as of March 31, 2020. See Notes 1 and 5 to the Consolidated Financial Statements and the “Provision for Credit Losses” section in Management’s Discussion and Analysis for more information on the provision for credit losses.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the three months ended March 31, 2020 was $23.1 million compared to $33.7 million net income for the three months ended March 31, 2019, a 31% decrease. Net income per basic and diluted common share for the three months ended March 31, 2020 was $0.70 compared to $0.98 per basic and diluted common share for the same period in 2019, a 29% decrease.

Excluding nonrecurring costs in the first quarter of 2019 related to share based compensation awards and the resignation of our former CEO and Chairman amounting to $6.2 million ($0.13 per diluted share), earnings for the first quarter of 2019 were $38.3 million ($1.11 per diluted share).

Net income declined for the three months ended March 31, 2020 relative to the same period in 2019 due substantially to increased provisioning for credit losses and increased legal expenses. In particular, the provision for credit losses increased to $16.4 million at March 31, 2020 compared to $3.4 million, a 398% increase, as the Company implemented CECL effective January 1, 2020 and increased reserves associated with COVID-19.  See Note 1 and Note 5 for further detail on CECL.

The provision for income taxes was $8.3 million, a decrease of $3.6 million, or 30%, compared to the same period in 2019. The decrease in income taxes was primarily due to lower taxable income resulting from the implementation of CECL and increased reserves associated with COVID-19. The most significant portion of revenue (i.e. net interest income plus noninterest income) is net interest income, which decreased by 1.6% for the three months ended March 31, 2020 over the same period in 2019 ($79.7 million versus $81.0 million).

For the three months ended March 31, 2020, the Company reported an annualized return on average assets (“ROAA”) of 0.98% as compared to 1.62% for the three months ended March 31, 2019. Total shareholders’ equity increased 1% to $1.16 billion at March 31, 2020 compared to $1.15 billion at March 31, 2019, and decreased by 2% from $1.19 billion at December 31, 2019. The annualized return on average common equity (“ROACE”) for the three months ended March 31, 2020 was 7.81% as compared to 12.12% for the three months ended March 31, 2019. The annualized return on average tangible common equity (“ROATCE”) for the three months ended March 31, 2020 was 8.56% as compared to 13.38% for the three months ended March 31, 2019. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail. The decline in these ratios was primarily due to a decrease in the net interest margin, the implementation of CECL and COVID-19 impacts, and additional legal costs associated with ongoing investigations.  Legal cost increases are discussed in the “Noninterest Expense” section.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 3.49% for the three months ended March 31, 2020 and 4.02% for the same period in 2019. Average earning asset yields decreased 66 basis points to 4.55% for the three months ended March 31, 2020, as compared to 5.21% for the same period in 2019. The average cost of interest bearing liabilities decreased by 32 basis points (to 1.64% from 1.96%) for the three months ended March 31, 2020 as compared to the same period in 2019. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 34 basis points for the three months ended March 31, 2020 as compared to 2019 (2.91% versus 3.25%).

The benefit of noninterest sources funding earning assets decreased by 19 basis points to 58 basis points from 77 basis points for the three months ended March 31, 2020 versus the same period in 2019. The combination of a 34 basis point decrease in the net interest spread and a 19 basis point decrease in the value of noninterest sources resulted in a 53 basis point decrease in the net interest margin for the three months ended March 31, 2020 as compared to the same period in 2019. The Company considers the value of its noninterest sources of funds as very significant to its business model and its overall profitability.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates have trended sharply lower. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 94% of the Company’s total revenue for the three months ended March 31, 2020.

For the first three months of 2020, total loans grew 4% over December 31, 2019, and average loans were 9% higher in the first three months of 2020 as compared to the first three months of 2019. At March 31, 2020, total deposits were 13% higher than deposits at December 31, 2019, while average deposits were 10% higher for the first three months of 2020 compared with the first three months of 2019.

In order to fund growth in average loans of 9% over the three months ended March 31, 2020 as compared to the same period in 2019, as well as sustain significant liquidity, the Company has relied on funding from interest bearing accounts primarily as a result of inflows from certain financial intermediary relationships as their clients moved to a more significant cash position in light of COVID-19 concerns.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 83% and 86% of average earning assets for the first three months of 2020 and 2019, respectively. For the first three months of 2020, as compared to the same period in 2019, average loans, excluding loans held for sale, increased $612.5 million, or 9%, due primarily to growth in income producing - commercial real estate and commercial loans. Average investment securities for the three months ended March 31, 2020 and 2019 amounted to 9% and 10% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 7% and 4% of average earning assets for the first three months of 2020 and 2019, respectively.

The provision for credit losses was $16.4 million for the three months ended March 31, 2020 as compared to $3.4 million for the three months ended March 31, 2019. The higher provisioning in the first quarter of 2020, as compared to the first quarter of 2019, is primarily due to the implementation of CECL and the impact of COVID-19 on our expected future credit losses. COVID-19 has negatively impacted unemployment projections, which inform our CECL economic forecast and increased our loss reserve. Net charge-offs of $2.2 million in the first quarter of 2020 represented an annualized 0.12% of average loans, excluding loans held for sale, as compared to $3.4 million, or an annualized 0.19% of average loans, excluding loans held for sale, in the first quarter of 2019. Net charge-offs in the first quarter of 2020 were attributable primarily to construction – commercial and residential ($1.7 million) and income producing – commercial real estate ($550 thousand).

At March 31, 2020 the allowance for credit losses represented 1.23% of loans outstanding, as compared to 0.98% at December 31, 2019. The allowance for credit losses represented 202% of nonperforming loans at March 31, 2020, as compared to 151% at December 31, 2019. The higher coverage ratio was due to an increase in the allowance at March 31, 2020, substantially due to the implementation of CECL and the impact of COVID-19 on our expected future credit losses.

Total noninterest income for the three months ended March 31, 2020 decreased to $5.5 million from $6.3 million for the three months ended March 31, 2019, a 13% decrease, due substantially to lesser gains on the sale of residential mortgage loans ($825 thousand versus $1.3 million) resulting from $2.6 million in hedge and mark to market losses attributable to the Federal Reserve’s large purchase of mortgage backed securities combined with sharp declines in servicing right valuations associated with investor uncertainty surrounding COVID-19. Net investment gains were $822 thousand for the three months ended March 31, 2020 compared to $912 thousand for the same period in 2019. Residential mortgage loans closed were $193 million for the first quarter of 2020 versus $93 million for the first quarter of 2019.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 43.83% for the first quarter of 2020, as compared to 43.87% for the first quarter of 2019. Noninterest expenses totaled $37.3 million for the three months ended March 31, 2020, as compared to $38.3 million for the three months ended March 31, 2019, a 3% decrease. Salaries and benefits costs decreased by $5.8 million. The Company recognized $6.2 million of nonrecurring charges related to share based compensation awards and the resignation of our former CEO and Chairman, in March 2019. In addition, health insurance claims increased by $409 thousand during the first quarter of 2020 relative to the first quarter of 2019, primarily due to a limited number of high cost claims

FDIC insurance increased $308 thousand from $1.1 million to $1.4 million due to the increased premium cost of a higher assessment base. Other expenses decreased $717 thousand, from $4.5 million to $3.7 million due primarily to lower broker fees ($1.1 million) partially offset by higher telephone expenses ($173 thousand) associated with the transition to a new phone provider.

Noninterest expenses in the first quarter of 2020 decreased 3%, as compared to noninterest expenses of $32.2 million for the first quarter in 2019. This decrease was due to the largely nonrecurring salaries and benefit costs discussed below in the “Noninterest Expense” section, offset substantially by increased legal expenses. Legal, accounting and professional fees increased $5.3 million from $1.7 million to $7.0 million, as discussed in the “Noninterest Expense” section.

The ratio of common equity to total assets decreased to 11.64% at March 31, 2020 from 13.25% at December 31, 2019, due primarily to total assets growing faster than retained earnings, which were reduced by the implementation of CECL and the impact of COVID-19 on our expected future credit losses which significantly increased first quarter loan loss provisioning as discussed in the “Earnings Summary” above. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represent interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.

The net interest margin was 3.49% for the first quarter of 2020, 4.02% for the first quarter of 2019, and 3.49% for the fourth quarter of 2019. The net interest margin in the first quarter of 2020 and the fourth quarter of 2019 was stable at 3.49% due to a sharper decline in the cost of funds, which more than offset declining yields on loans and investments. In a quarter when the average one month LIBOR rate declined by 39 basis points, our cost of funds declined by 9 basis points and our yield on earning assets was down by 8 basis points (loan yields declined by 11 basis points). We have also been able to maintain about a 30% mix of average noninterest bearing deposits to total deposits, which is favorable. Sharply lower market interest rates over the past four quarters and a continuing relatively flat yield curve maintains pressure on the Company’s net interest margin. The decline in the net interest margin in the first quarter of 2020, versus the same period in 2019, was due to a decline in the yield on earning assets of 65 basis points exceeding the decline in the cost of funds of 13 basis points, as we elected to increase funding to meet a strong loan demand. The significant decline in market rates (one month LIBOR averaged 110 basis points lower in the first quarter of 2020 versus the first quarter of 2019) negatively impacted our large variable and adjustable rate loan portfolio. The yield on our loan portfolio was 5.07% in the first quarter of 2020 versus 5.62% in 2019. Interest rates are now at a point where loan floor rates are operative, which will mitigate further loan yield declines.

For the three months ended March 31, 2020, net interest income decreased by 1.6%, average loans increased by $612.5 million, and average deposits increased by $709.3 million over the same period for 2019. The net interest margin was 3.49% for the three months ended March 31, 2020 and 4.02% for the same period in 2019.

The abrupt decline in interest rates during the first quarter of 2020 not only reduced interest income on floating-rate commercial loans and liquid assets, but it also reduced depositor expectations concerning deposit rates. Because of the need to maintain higher levels of liquidity and delays in business investment activity due to COVID- 19 disruptions, interest rates and margins can be expected to remain low. As business conditions adjust to the new operating environment, deposit competition is expected to be more of a factor in influencing deposit rates than it was in the period immediately following the COVID-19 outbreak.

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three months ended March 31, 2020 and 2019. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$588,148	$1,559	1.07%	$301,020	$1,666	2.24%
Loans held for sale (1)	38,749	354	3.65%	17,919	200	4.46%
Loans (1) (2)	7,650,993	96,401	5.07%	7,038,472	97,621	5.62%
Investment securities available for sale (2)	867,666	5,427	2.52%	810,550	5,598	2.80%
Federal funds sold	30,618	60	0.79%	17,750	49	1.12%
Total interest earning assets	9,176,174	103,801	4.55%	8,185,711	105,134	5.21%

Total noninterest earning assets	356,317			339,420
Less: allowance for credit losses	84,828			69,451
Total noninterest earning assets	271,489			269,969
TOTAL ASSETS	$9,447,663			$8,455,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$805,134	$1,666	0.83%	$590,853	$1,181	0.81%
Savings and money market	3,337,958	11,082	1.34%	2,792,552	11,963	1.74%
Time deposits	1,287,310	7,798	2.44%	1,330,939	7,756	2.36%
Total interest bearing deposits	5,430,402	20,546	1.52%	4,714,344	20,900	1.80%
Customer repurchase agreements	30,008	87	1.17%	27,793	98	1.43%
Other short-term borrowings	220,058	357	0.64%	21,059	140	2.66%
Long-term borrowings	235,882	3,067	5.14%	217,357	2,979	5.48%
Total interest bearing liabilities	5,916,350	24,057	1.64%	4,980,553	24,117	1.96%

Noninterest bearing liabilities:
Noninterest bearing demand	2,266,362			2,273,124
Other liabilities	73,771			73,134
Total noninterest bearing liabilities	2,340,133			2,346,258

Shareholders’ Equity	1,191,180			1,128,869
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,447,663			$8,455,680

Net interest income		$79,744			$81,017
Net interest spread			2.91%	0.0034		3.25%
Net interest margin			3.49%	0.0053		4.02%
Cost of funds			1.06%	0.0013		1.19%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $4.3 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Provision for Credit Losses

The provision for credit losses represents the amount of expense charged to current earnings to fund the allowance for credit losses and the reserve for unfunded commitments (“RUC”). The amount of the allowance for credit losses is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank. The amount of the reserve for unfunded commitments considers the probability that those commitment will fund.

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies, relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, loan concentrations, credit quality, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors. Refer to additional detail regarding these forecasts in the “Discounted Cash Flow Method" section of Note 1 to the Consolidated Financial Statements.

The results of this process, in combination with conclusions of the Bank’s outside consultants’ review of the risk inherent in the loan portfolio, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under “Critical Accounting Policies” above and in Note 1 to the Consolidated Financial Statements for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table on page 52 which reflects activity in the allowance for credit losses.

During the three months ended March 31, 2020, the allowance for credit losses (“ACL”) reflected $14.3 million in provision for credit losses attributable to the ACL, a day one CECL impact of $10.6 million charged to retained earnings, and $2.2 million in net charge-offs during the period. The provision for credit losses was $14.3 million for the three months ended March 31, 2020 as compared to $3.4 million for the same period in 2019. The portion of the provision related to COVID-19 matters was about two thirds of the quarter’s reserve build. Net charge-offs of $2.2 million in the first quarter of 2020 represented an annualized 0.12% of average loans, excluding loans held for sale, as compared to $3.4 million, or an annualized 0.19% of average loans, excluding loans held for sale, in the first quarter of 2019.

As part of its comprehensive loan review process, internal loan and credit committees carefully evaluate loans which are past-due 30 days or more. The Committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk requiring additional reserves.

The maintenance of a high quality loan portfolio, with an adequate allowance for credit losses, will continue to be a primary management objective for the Company.

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance at beginning of period, prior to adoption of CECL	$73,658	$69,944
Impact of adopting CECL	10,614
Charge-offs:
Commercial	—	4
Income producing - commercial real estate	550	—
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	1,768	—
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	—	—
Total charge-offs	2,318	4

Recoveries:
Commercial	69	130
Income producing - commercial real estate	—	—
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	—	1
Construction - commercial and residential	—	—
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	3	8
Total recoveries	72	139
Net charge-offs	2,246	(135)
Provision for Credit Losses	14,310	3,360
Balance at end of period	$96,336	$73,439

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.13%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category. Balances as of March 31, 2020 are calculated under CECL whereas balances as of December 31, 2019 are calculated under GAAP applicable at that time, the incurred loss model. The increase in the allowance for credit losses

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$27,346	23%	$18,169	20%
Income producing - commercial real estate	43,551	50%	28,527	50%
Owner occupied - commercial real estate	9,867	12%	5,598	13%
Real estate mortgage - residential	1,369	1%	1,352	1%
Construction - commercial and residential	11,781	12%	17,739	14%
Construction - C&I (owner occupied)	1,560	1%	1,533	1%
Home equity	818	1%	575	1%
Other consumer	44	—	227	—
Total allowance	$96,336	100%	$73,720	100%
(1)Represents the percent of loans in each category to total loans.

For the three months ended March 31, 2020, after the initial adjustment to the allowance for credit losses as of January 1, 2020, we further increased the allowance for credit losses by $14.3 million. The portion of the provision related to COVID-19 matters was about two thirds of the quarter’s reserve build.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings (“TDRs”), and OREO, totaled $56.0 million at March 31, 2020 representing 0.56% of total assets, as compared to $50.2 million of nonperforming assets, or 0.56% of total assets, at December 31, 2019. The Company experienced an increase in OREO, which totaled $8.2 million at March 31, 2020 as compared to $1.5 million at December 31, 2019. The increase was due to foreclosures involving two ultra high-end residential properties located in Washington, D.C. The Company is continuing to see softness in the market for ultra high-end residential properties.

The Company had no accruing loans 90 days or more past due at March 31, 2020. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.23% of total loans at March 31, 2020, is adequate to absorb expected credit losses within the loan portfolio at that date.

The updated standard allows for institutions to evaluate individual loans in the event that the asset does not share similar risk characteristics with its original segmentation. This can occur due to credit deterioration, increased collateral dependency or other factors leading to impairment. In particular, the Company individually evaluates loans on non-accrual and those identified as TDRs, though it may individually evaluate other loans or groups of loans as well if it determines the no longer share similar risk with their assigned segment. Reserves on individually assessed loans are determined by one of two methods: the fair value of collateral or the discounted cash flow. Fair value of collateral is used for loans determined to be collateral dependent, and the fair value represents the net realizable value of the collateral, adjusted for sales costs, commissions, senior liens, etc. Discounted cash flow is used on loans that are not collateral dependent where structural concessions have been made and continuing payments are expected. The continuing payments are discounted over the expected life at the loan’s original contract rate and include adjustments for risk of default.

Under the incurred loss methodology that the Company applied as of December 31, 2019 included in nonperforming assets were loans that the Company considered to be impaired. Impaired loans were defined as those as to which we believed it is probable that we would not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms had been modified in a TDR that had not shown a period of performance as required under applicable accounting standards. Valuation allowances for those loans determined to be impaired are evaluated in accordance with ASC Topic 310—“Receivables,” and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan was determined by current appraised value less estimated costs to sell the underlying collateral, which may have been adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi-unit real estate project may have indicated the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans were updated on a not less than annual basis.

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had thirteen TDR’s at March 31, 2020 totaling approximately $20.4 million. Eleven of these loans totaling approximately $17.9 million are performing under their modified terms. For the first quarter of 2020 and 2019, there were no performing TDR loans that defaulted on their modified terms. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For the three months ended March 31, 2020, there were four loans totaling $1.3 million modified in a TDR, as compared to the three months ended March 31, 2019, with one loan totaling $2.3 million modified in a TDR. There is uncertainty regarding the region’s overall economic outlook given lack of clarity over how long COVID-19 will continue to impact our region. Management has been working with customers on payment deferrals to assist companies in managing through this crisis. These deferrals amounted to 32 notes representing $45 million in outstanding exposure as of March 31, 2020 and 382 notes representing $576 million in outstanding exposure as of April 30, 2020. Some of these deferrals might have met the criteria for treatment under U.S. GAAP as troubled debt restructurings (TDRs), while many did not. None of the deferrals are reflected in the Company’s balance sheet and asset quality measures as TDRs, however, due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as TDR. These provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board. Other loan portfolio areas of concern and additional COVID-19 loan related matters are discussed below.

Total nonperforming loans amounted to $47.7 million at March 31, 2020 (0.61% of total loans) compared to $48.7 million at December 31, 2019 (0.65% of total loans). The slight decrease in the ratio of nonperforming loans to total loans at March 31, 2020 as compared to December 31, 2019 was due to a decrease in construction commercial and residential nonperforming loans.

Included in nonperforming assets at March 31, 2020 was $8.2 million of OREO consisting of five foreclosed properties. Included in nonperforming assets at December 31, 2019 was $1.5 million of OREO, consisting of three foreclosed properties. The Company had one foreclosed property with a net carrying value of $1.4 million at March 31, 2019. OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were no sales of OREO property during the first three months of 2020 and 2019.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual Loans:
Commercial	$16,318	$14,928
Income producing - commercial real estate	5,897	9,711
Owner occupied - commercial real estate	9,785	6,463
Real estate mortgage - residential	8,314	5,631
Construction - commercial and residential	—	11,509
Construction - C&I (owner occupied)	6,875	—
Home equity	541	487
Loans held for sale	—	—
Other consumer	7	—
Accrual loans-past due 90 days	—	—
Total nonperforming loans (1)	47,737	48,729
Other real estate owned	8,237	1,487
Total nonperforming assets	$55,974	$50,216

Coverage ratio, allowance for credit losses to total nonperforming loans	201.80%	151.16%
Ratio of nonperforming loans to total loans	0.61%	0.65%
Ratio of nonperforming assets to total assets	0.56%	0.56%
(1)

Nonaccrual loans reported in the table above include loans that migrated from performing TDR. There were no loans that migrated from a performing TDR during the three months ended March 31, 2020 and 2019, respectively.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At March 31, 2020, there were $21.9 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. Potential problem loans increased to $21.9 million at March 31, 2020 from $20.0 million at December 31, 2019. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the three months ended March 31, 2020 decreased to $5.5 million from $6.3 million for the three months ended March 31, 2019, a 13% decrease, due substantially to lesser gains on the sale of residential mortgage loans ($825 thousand versus $1.3 million) resulting from $2.6 million in hedge and mark to market losses attributable to the Federal Reserve’s large purchase of mortgage backed securities, combined with sharp declines in servicing right valuations associated with investor uncertainty surrounding COVID-19. Residential mortgage loans closed were $193 million for the first quarter of 2020 versus $93 million for the first quarter of 2019.

Net investment gains were $822 thousand for the three months ended March 31, 2020 compared to $912 thousand for the same period in 2019.

Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At March 31, 2020, the Company had no funds advanced outstanding under FHA mortgage loan servicing agreements. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Service charges on deposit accounts decreased by $269 thousand, or 16%, from $1.7 million for the three months ended March 31, 2019 to $1.4 million for the same period in 2020. The decrease for the three month period was due primarily to a lower volume of insufficient funds charges.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Loans sold are subject to repurchase in circumstances where documentation is deficient, the underlying loan becomes delinquent, or there is fraud by the borrower. Loans sold are subject to penalty if the loan pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under GAAP for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended March 31, 2020. The reserve amounted to $63 thousand at March 31, 2020 and is included in other liabilities on the Consolidated Balance Sheets.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $119 thousand for the three months ended March 31, 2020 compared to $108 thousand for the same period in 2019. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. Refer to page 10 for detail regarding the Company’s participation in the PPP program.

Other income totaled $1.9 million for both the three months ended March 31, 2020 and 2019, a decrease of less than 1%. ATM fees decreased to $275 thousand for the three months ended March 31, 2020 from $312 thousand for the same period in 2019, a decrease of 12%. Noninterest fee income totaled $658 thousand for the three months ended March 31, 2020 an increase of $183 thousand, or 39%, over the same period in 2019.

Net investment gains were $822 thousand for the three months ended March 31, 2020 compared to $912 thousand for the same period in 2019.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, FDIC insurance, and other expenses.

Total noninterest expenses totaled $37.3 million for the three months ended March 31, 2020, as compared to $38.3 million for the three months ended March 31, 2019, a 3% decrease. Total noninterest expenses in the first quarter of 2020 increased 16% compared to noninterest expenses of $32.2 million for the first quarter in 2019 excluding nonrecurring salaries and benefit costs defined below owing substantially to increased legal expenses discussed below.

Salaries and employee benefits were $17.8 million for the three months ended March 31, 2020, as compared to $23.6 million for the same period in 2019, a decrease of 25%. The Company recognized $6.2 million of largely nonrecurring charges related to share based compensation awards and the resignation of our former CEO and Chairman in March 2019. In addition, health insurance claims increased by $409 thousand during the first quarter of 2020 relative to the first quarter of 2019, primarily due to a limited number of high cost claims.

At March 31, 2020, the Company’s full time equivalent staff numbered 494 as compared to 492 at December 31, 2018, and 480 at March 31, 2019.

Premises and equipment expenses amounted to $3.8 million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively, a 1% decrease. For the three months ended March 31, 2020, the Company recognized $104 thousand of sublease revenue as compared to $124 thousand for the same period in 2019. Sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses totaled $1.1 million for both the three months ended March 31, 2020 and 2019.

Data processing expense increased to $2.5 million for the three months ended March 31, 2020 from $2.4 million for the same period in 2019, a 5% increase.

Legal, accounting and professional fees and expenses for the three months ended March 31, 2020 increased to $7.0 million from $1.7 million for the same period in 2019, a 309% increase. Legal fees and expenditures of $4.6 million for the first quarter were primarily associated with previously disclosed ongoing governmental investigations and related subpoenas and document requests and our defense of the previously disclosed class action lawsuit, where we filed a motion to dismiss on April 2, 2020. These elevated legal expenses included substantial expenses associated with the reviews by the Special Compliance Committee and the Audit Committee, with the assistance of outside legal counsel, of the facts and circumstances associated with these various governmental investigations and legal proceedings.  These reviews have since concluded. The amount of legal fees and expenditures for the quarter is net of expected insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies but does not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time.

FDIC insurance increased to $1.4 million for the three months ended March 31, 2020 from $1.1 million for the same period in 2019, a 28% increase due to a higher assessment base resulting from growth in total assets.

Other expenses decreased to $3.7 million for the three months ended March 31, 2020 from $4.5 million for the same period in 2019, a decrease of 16%, due primarily to lower broker fees ($1.1 million) partially offset by higher telephone expenses ($173 thousand) associated with the transition to a new phone provider. The major components of cost in this category include broker fees, franchise taxes, core deposit intangible amortization and insurance expense.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 43.83% for the first quarter of 2020, as compared to 43.87% for the first quarter of 2019.

As a percentage of average assets, total noninterest expense (annualized) was 1.58% for the three months ended March 31, 2020 as compared to 1.81% for the same period in 2019.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) was 26.5% for the three months ended March 31, 2020 as compared to 26.1% for the same periods in 2019. The higher effective tax rate for the three months ended March 31, 2020, was due primarily to a discrete item related to restricted stock awards vesting that increased the effective tax rate.

FINANCIAL CONDITION

Summary

Total assets at March 31, 2020 were $9.99 billion, a 19% increase as compared to $8.39 billion at March 31, 2019, and an increase of 11% as compared to $8.99 billion at December 31, 2019. Total loans (excluding loans held for sale) were $7.84 billion at March 31, 2020, a 9% increase as compared to $7.17 billion at March 31, 2019, and a 4% increase as compared to $7.55 billion at December 31, 2019. Loans held for sale amounted to $60.0 million at March 31, 2020 as compared to $20.3 million at March 31, 2019, a 196% increase, and $56.7 million at December 31, 2019, a 6% increase. The investment portfolio totaled $858.9 million at March 31, 2020, an 11% increase from the $772.2 million balance at March 31, 2019. As compared to December 31, 2019, the investment portfolio at March 31, 2020 increased by $15.6 million or 2%.

Total deposits at March 31, 2020 were $8.14 billion compared to $6.68 billion at March 31, 2019, a 22% increase and $7.22 billion at December 31, 2019, a 13% increase. Total borrowed funds (excluding customer repurchase agreements) were $567.8 million at March 31, 2020, $467.4 million at March 31, 2019 and $467.7 million at December 31, 2019.

Total shareholders’ equity increased 1% to $1.16 billion at March 31, 2020 compared to $1.15 billion at March 31, 2019, and decreased by 2% from $1.19 billion at December 31, 2019. The increase in shareholders’ equity at March 31, 2020 compared to the same period in 2019 was primarily the result of growth in retained earnings offset by the day one CECL entry of $10.9 million net of taxes, $44 million in stock repurchases, and dividends declared of $7.2 million. The Company’s capital ratios remain substantially in excess of regulatory minimum and buffer requirements, with a total risk based capital ratio of 15.44% at March 31, 2020, as compared to 16.20% at December 31, 2019, both common equity tier 1 (“CET1”) risk based capital and tier 1 risk based capital ratios of 12.14% at March 31, 2020, as compared to 12.87% at December 31, 2019, a tier 1 leverage ratio of 11.33% at March 31, 2020, as compared to 11.62% at December 31, 2019. In addition, the tangible common equity ratio was 10.70% at March 31, 2020, compared to 12.22% at December 31, 2019. Tangible book value per common share was $32.86 at March 31, 2020, a 0.6% increase over $32.67 at December 31, 2019. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail.

While the Company’s capital position remains well above regulatory well capitalized levels, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, the Company’s remaining authorization to repurchase shares has been put on hold. For the first quarter of 2020, the Company repurchased 1,193,052 shares (73% of authorized shares) at an average cost of $37.31 per share. The Board of Directors and Management continue to monitor this area and may enter the markets from time to time as determined appropriate.

Under the capital rules applicable to the Company and Bank, in order to be considered well-capitalized, the Bank must have a CET1 risk based capital ratio of 6.5%, a Tier 1 risk-based ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. The Company and the Bank meet all these requirements, and satisfy the requirement to maintain the fully phased in capital conservation buffer of 2.5% of CET1 capital for capital adequacy purposes. Failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Loans, net of amortized deferred fees and costs, at March 31, 2020 and December 31, 2019 by major category are summarized below.

	March 31, 2020			December 31, 2019
(dollars in thousands)	Amount		%	Amount	%
Commercial	$1,773,478		23%	$1,545,906	20%
Income producing - commercial real estate	3,827,024		50%	3,702,747	50%
Owner occupied - commercial real estate	971,634		12%	985,409	13%
Real estate mortgage - residential	104,558		1%	104,221	1%
Construction - commercial and residential	969,166		12%	1,035,754	14%
Construction - C&I (owner occupied)	114,138		1%	89,490	1%
Home equity	78,228		1%	80,061	1%
Other consumer	2,647		—	2,160	—
Total loans	7,840,873		100%	7,545,748	100%
Less: allowance for credit losses	(96,336)			(73,658)
Net loans (1)	$7,744,537	(1)		$7,472,090
(1)	Excludes accrued interest receivable of $22.6 million and $21.3 million at March 31, 2020 and December 31, 2019, respectively, which is recorded Other assets.

In its lending activities, the Company seeks to develop and expand relationships with clients whose businesses and individual banking needs will grow with the Bank. Superior customer service, local decision making, and accelerated turnaround time from application to closing have been significant factors in growing the loan portfolio and meeting the lending needs in the markets served, while maintaining sound asset quality.

Loans outstanding reached $7.84 billion at March 31, 2020, an increase of $295.1 million, or 4%, as compared to $7.55 billion at December 31, 2019. Loan growth during the three months ended March 31, 2020 was predominantly in commercial loans and the income producing – commercial real estate loan categories. Despite an increased level of in-market competition for business, the Bank continued to experience organic loan production and portfolio growth. Notwithstanding increased supply of units, multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects. While as a general comment there has been some softening in the Suburban Maryland office leasing market, in certain well located pockets and submarkets, the sector has evidenced some positive absorption. Overall, commercial real estate values have generally held up well with price escalation in prime pockets, but we continue to be cautious of the cap rates at which some assets are trading and we are being careful with valuations as a result. While the ultra-high-end real estate market has softened, the moderately priced housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium. However, the potential impact from COVID-19 has not yet been reflected in the market.  Please refer to the COVID-19 risk factors in Item 1A below.

Loan Portfolio Exposures- COVID-19:

Industry areas of potential concern within the Loan Portfolio are represented below as of March 31, 2020:

	Principal Balance	% of Loan
Industry	(in 000’s)	Portfolio
Accommodation & Food Services	$761,346	9.7%
Retail Trade	89,753	1.1%

Concerns over exposures to the Accommodation and Food Service industry and retail are the most immediate at this time. Accommodation and Food Service exposure represents 9.7% of the Bank’s loan portfolio as of March 31, 2020 among 349 customers. Retail trade exposure represents 1.1% of the Bank’s loan portfolio.  The Bank has ongoing extensive outreach to these customers, and is assisting where necessary with PPP loans and payment deferrals or interest only periods in the short term as customers work with the Bank to develop longer term stabilization strategies as the landscape of the COVID-19 pandemic evolves. The duration and severity of the pandemic will likely impact future credit challenges in these areas.

In addition to the foregoing specific industries, the Bank has exposure not included in the above industry data secured by commercial real estate loans secured by the below property types as of March 31, 2020:

	Principal Balance	% of Loan
Property Type	(in 000’s)	Portfolio
Restaurant	$40,031	0.5%
Hotel	40,751	0.5%
Retail	391,158	5.0%

Although not evidenced at March 31, 2020, it is anticipated that some portion of the CRE loans secured by the above property types could be impacted by the tenancies associated with impacted industries.  The Bank is working with CRE investor borrowers and monitoring rent collections as part of our portfolio management process.

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, savings accounts and certificates of deposit. The deposit base includes transaction accounts, time and savings accounts and accounts, which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the Federal Home Loan Banks (the “FHLB”), federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and Promontory Interfinancial Network, LLC (“Promontory”).

For the three months ended March 31, 2020, noninterest bearing deposits decreased $70.2 million as compared to December 31, 2019, while interest bearing deposits increased by $987.3 million during the same period.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (the “CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. The Bank also is able to obtain one-way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At March 31, 2020, total deposits included $2.09 billion of brokered deposits (excluding the CDARS and ICS two-way) which represented 26% of total deposits. At December 31, 2019, total brokered deposits (excluding the CDARS and ICS two-way) were $1.80 billion, or 25% of total deposits. The CDARS and ICS two-way component represented $541.9 million, or 7%, of total deposits and $502.9 million, or 7%, of total deposits at March 31, 2020 and December 31, 2019, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition, regulatory position or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At March 31, 2020, the Company had $2.00 billion in noninterest bearing demand deposits, representing 25% of total deposits, compared to $2.06 billion of noninterest bearing demand deposits at December 31, 2019, or 29% of total deposits. Average noninterest bearing deposits were 29% of total deposits for the first three months of 2020 and 33% for the first three months of 2019. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $31.4 million at March 31, 2020 compared to $31.0 million at December 31, 2019. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At March 31, 2020 the Company had $1.27 billion in time deposits. Time deposits decreased by $17.8 million from year end December 31, 2019. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered CDs to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at March 31, 2020 and December 31, 2019. At March 31, 2020, the Company had $300.0 million of FHLB advances borrowed as part of the overall asset liability strategy and to support loan growth, as compared to $250 million at December 31, 2019. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

Long-term borrowings outstanding at March 31, 2020 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024, and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. At March 31, 2020, the Company had $50 million of FHLB long-term advances borrowed as part of the overall asset liability strategy and to support loan growth. For additional information on the subordinated notes, please refer to Note 10 to the Consolidated Financial Statements included in this report.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. Additionally, the Bank can purchase up to $172.5 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at March 31, 2020, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.48 billion, against which there was $3.6 million outstanding at March 31, 2020. The Bank also has a commitment from Promontory to place up to $1.0 billion of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $883 million at March 31, 2020. At March 31, 2020, the Bank was also eligible to make advances from the FHLB up to $1.7 billion based on collateral at the FHLB, of which there was $300 million outstanding at March 31, 2020. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB, provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $664.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

The loss of deposits through disintermediation is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. The Bank makes competitive deposit interest rate comparisons weekly and feels its interest rate offerings are competitive. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee of the Bank (the “ALCO”) and the full Board of Directors of the Bank have adopted policy guidelines which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan. Additionally, as noted above, if the condition, regulatory treatment or reputation of the Company or Bank deteriorates, we may experience an outflow of brokered deposits as a result of our inability to attract them or to accept or renew them. In that event we would be required to obtain alternate sources for funding.

Our primary and secondary sources of liquidity remain strong. Over the last 12 months our average deposits have increased by 10% and we maintain a very liquid investment portfolio, including significant overnight liquidity. Average short term liquidity was $606 million in first quarter of 2020, which is above EagleBank’s average needs. Secondary sources of liquidity amount to $2.95 billion.

At March 31, 2020, under the Bank’s liquidity formula, it had $4.95 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at March 31, 2020 are as follows:

(dollars in thousands)
Unfunded loan commitments	$2,153,155
Unfunded lines of credit	84,681
Letters of credit	79,591
Total	$2,317,427

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2020, unfunded loan commitments included $215.0 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

Unfunded lines of credit are agreements to lend to a customer as long as there is no violation of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. The pipeline of loan commitments remains strong although the Bank has seen additional draws on committed lines of credit during the second half of the first quarter.

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

During the three months ended March 31, 2020, as compared to the same period in 2019, the Company was able to produce a net interest margin of 3.49%, and continue to manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to provide liquidity and provide some additional yield over cash. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended March 31, 2020, the average investment portfolio balances increased by $57 million, or 7%, as compared to average balance for the three months ended March 31, 2019. The cash received from deposit growth along with cash flows from the investment portfolio were deployed into loans and the purchase of replacement investments and held in cash.

The percentage mix of municipal securities was 9% of total investments at March 31, 2020 and 6% at March 31, 2019. The portion of the portfolio invested in mortgage backed securities was 71% at March 31, 2020 and 72% at March 31, 2019. The portion of the portfolio invested in U.S. agency investments was 9% at March 31, 2020 and 20% at March 31, 2019. As of March 31, 2020 the Company held 4% of investment portfolio in US Treasury securities. Shorter duration floating rate corporate bonds were 6% of total investments at March 31, 2020 and 1% at March 31, 2019, and SBA bonds, which are included in mortgage backed securities, were 8% and 10% of total investments at March 31, 2020 and March 31, 2019, respectively. More recently over the last three months, as a result of generally lower interest rates, mortgage prepayment speeds increased and the duration of the investment portfolio decreased to 2.6 years at March 31, 2020 from 3.3 years at March 31, 2019.

The re-pricing duration of the loan portfolio was 19 months at March 31, 2020 versus 20 months at December 31, 2019, with fixed rate loans amounting to 39% of total loans at both March 31, 2020 and 2019. Variable and adjustable rate loans comprised 61% of total loans at both March 31, 2020 and 2019. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio increased to 33 months at March 31, 2020 from 27 months at December 31, 2019. The change since December 31, 2019 was due substantially to a change in the deposit mix and the duration of time deposits as market interest rates decreased and brokered CDs matured and were replaced with longer duration CDs at lower rates.

The Company has continued its emphasis on funding loans in its marketplace, although competition for new loans persists. A disciplined approach to loan pricing, with variable and adjustable rate loans comprising 61% of total loans at March 31, 2020, has resulted in a loan portfolio yield of 5.07% for the three months ended March 31, 2020 as compared to 5.62% for the same period in 2019. Variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before income tax on the investment portfolio was $20.1 million at March 31, 2020 as compared to a net unrealized loss before tax of $4.2 million at December 31, 2019. The increase in the net unrealized gain on the investment portfolio at March 31, 2020 as compared to December 31, 2019 was due primarily to lower interest rates at March 31, 2020. At March 31, 2020, the net unrealized gain position represented 2.4% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from March 31, 2020. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at March 31, 2020, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at March 31, 2020 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at March 31, 2020 is 2.6 years, the loan portfolio 1.6 years, the interest bearing deposit portfolio 2.8 years, and the borrowed funds portfolio 6.3 years.

The following table reflects the result of simulation analysis on the March 31, 2020 asset and liabilities balances:

Percentage change in
Change in interest	Percentage change in net	Percentage change in	market value of portfolio
rates (basis points)	interest income	net income	equity
+400	+16.2%	+28.6%	+16.4%
+300	+11.7%	+20.7%	+13.9%
+200	+7.2%	+12.7%	+10.6%
+100	+2.8%	+4.9%	+6.1%
—	—	—	—
-100	-6.0%	-10.4%	-16.6%
-200	-6.6%	-11.5%	-39.3%

The results of simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. This policy is in violation due to the already low level of rates on non-maturing deposit instruments leading to larger percentage changes as even small changes may result in a large percentage change; this policy will be updated in the second quarter. Due to the level of market rates at March 31, 2020, interest rate shocks of -200, -300 and -400 basis points leave the Bank with zero and negative rate instruments and are not considered practical or informative. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at March 31, 2020 are not considered to be excessive. The impact of -6.0% in net interest income and -10.4% in net income given a 100 basis point decrease in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing downward while non-interest bearing deposits are not expected to have lower interest costs.

In the first quarter of 2020, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at March 31, 2020 was similar to the interest rate risk position at December 31, 2019.

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

During the first quarter of 2020, average market interest rates decreased across the yield curve. Overall, there was a slight steepening of the yield curve as compared to the first quarter of 2019 with rate decreases being generally more significant at the shorter end of the yield curve.

As compared to the first quarter of 2019, the average two-year U.S. Treasury rate decreased by 140 basis points from 2.48% to 1.08%, the average five year U.S. Treasury rate decreased by 131 basis points from 2.46% to 1.15% and the average ten year U.S. Treasury rate decreased by 128 basis points from 2.65% to 1.37%. The Company’s net interest margin was 3.49% for the first quarter of 2020 and 4.02% in the first quarter of 2019. The Company believes that the net interest margin in the most recent quarter as compared to 2019’s first quarter has been consistent with its interest risk analysis at December 31, 2019.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 94% and 93% of the Company’s revenue for the first quarter of 2020 and 2019, respectively.

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

At March 31, 2020, the Company had a negative GAP position of approximately $370 million or 4% of total assets out to three months and a negative cumulative GAP position of $269 million or 3% of total assets out to 12 months; as compared to a positive GAP position of approximately $295 million or 3% of total assets out to three months and a positive cumulative GAP position of $243 million or 3% of total assets out to 12 months at December 31, 2019. The change in the GAP position at March 31, 2020, as compared to December 31, 2019, was due to an increase in immediately repricing interest bearing liabilities while increasing fixed rate assets. The change in the GAP position at March 31, 2020 as compared to December 31, 2019 is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

If interest rates increase by 100 basis points, the Company’s net interest income and net interest margin are expected to increase modestly due to the impact of significant volumes of variable rate assets more than offsetting the assumption of an increase in money market interest rates by 70% of the change in market interest rates.

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

GAP Analysis

March 31, 2020

(dollars in thousands)

						Total
	0-3	4-12	13-36	37-60	Over 60	Rate	Non
Repricible in:	months	months	months	months	months	Sensitive	Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$204,255	$142,243	$201,324	$134,811	$216,271	$898,904
Loans (1)(2)	4,186,768	666,353	1,368,840	896,712	782,236	7,900,909
Fed funds and other short-term investments	932,437	—	—	—	—	932,437
Other earning assets	76,139	—	—	—	—	76,139
Total	$5,399,599	$808,596	$1,570,164	$1,031,523	$998,507	$9,808,389	183,830	$9,992,219

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$970,953	$154,567	$199,689	$108,883	$560,117	$1,994,209
Interest bearing transaction	931,597	—	—	—	—	931,597
Savings and money market	3,725,494	—	—	—	225,000	3,950,494
Time deposits	209,693	553,880	373,777	124,782	3,135	1,265,267
Customer repurchase agreements and fed funds purchased	31,377	—	—	—	—	31,377
Other borrowings	—	—	148,339	69,445	350,000	567,784
Total	$5,869,114	$708,447	$721,805	$303,110	$1,138,252	$8,740,728	88,713	$8,829,441
GAP	$(469,515)	$100,149	$848,359	$728,413	$(139,745)	$1,067,661
Cumulative GAP	$(469,515)	$(369,366)	$478,993	$1,207,406	$1,067,661

Cumulative gap as percent of total assets	-4.69%	-3.69%	4.78%	12.06%	10.66%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$—	$—	$—	$—	$—	$—
Interest Rate Swaps - Fed Funds based	100,000	—	(100,000)	—	—	—
Total	$100,000	$—	$(100,000)	$—	$—	$—	—	$—
GAP	$(369,515)	$100,149	$748,359	$728,413	$(139,745)	$1,067,661
Cumulative GAP	$(369,515)	$(269,366)	$478,993	$1,207,406	$1,067,661	$—
Cumulative gap as percent of total assets	-3.69%	-2.69%	4.78%	12.06%	10.66%
(1)	Includes loans held for sale
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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At March 31, 2020, non-owner-occupied commercial real estate loans (including construction, land, and land development loans) represent 357% of total risk based capital. Construction, land and land development loans represent 105% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

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

The Board of Governors of the Federal Reserve Board and the FDIC have adopted rules (the “Basel III Rules”) implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the Basel III rules, the Company and Bank are required to maintain, inclusive of the capital conservation buffer of 2.5%, a minimum CET1 ratio of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum total capital to risk-weighted assets ratio of 10.5%, and a minimum leverage ratio of 4.0%. The Company and the Bank meet all these requirements, and satisfy the requirement to maintain the fully phased in capital conservation buffer of 2.5% of CET1 capital for capital adequacy purposes.

During the fourth quarter of 2019, the Company extended the Repurchase Program. Under the Board approval in December, the Company may repurchase up to an aggregate of 1,641,000 shares of its common stock (inclusive of shares remaining under the initial authorization), through December 31, 2020, subject to earlier termination by the Board of Directors (the “Repurchase Program Extension”).

While the Company’s capital position remains well above regulatory well capitalized levels, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, the Company’s remaining authorization to repurchase shares has been put on hold. For the first quarter of 2020, the Company repurchased 1,193,052 shares (73% of authorized shares) at an average cost of $37.31 per share. The Board of Directors and Management continue to monitor this area and may enter the markets from time to time as determined appropriate.

The Company announced a regular quarterly cash dividend on March 26, 2020 of $0.22 per share to shareholders of record on April 15, 2020 and payable April 30, 2020.

The actual capital amounts and ratios for the Company and Bank as of March 31, 2020 and December 31, 2019 are presented in the table below.

						To Be Well
					Minimum	Capitalized
					Required For	Under Prompt
	Company		Bank		Capital	Corrective
	Actual		Actual		Adequacy	Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Purposes	Regulations*
As of March 31, 2020
CET1 capital (to risk weighted aseets)	$1,058,841	12.14%	$1,211,835	13.90%	7.000%	6.5%
Total capital (to risk weighted assets)	1,346,507	15.44%	1,293,502	14.83%	10.500%	10.0%
Tier 1 capital (to risk weighted assets)	1,058,841	12.14%	1,211,835	13.90%	8.500%	8.0%
Tier 1 capital (to average assets)	1,058,841	11.33%	1,211,835	13.00%	4.000%	5.0%

As of December 31, 2019
CET1 capital (to risk weighted aseets)	$1,082,516	12.87%	$1,225,486	14.64%	7.000%	6.5%
Total capital (to risk weighted assets)	1,362,253	16.20%	1,299,223	15.52%	10.500%	10.0%
Tier 1 capital (to risk weighted assets)	1,082,516	12.87%	1,225,486	14.64%	8.500%	8.0%
Tier 1 capital (to average assets)	1,082,516	11.62%	1,225,486	13.18%	4.000%	5.0%

*    Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At March 31, 2020 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained the minimum required capital ratios listed in the table above.

In December 2018, federal banking regulators issued a final rule that provides an optional three-year phase-in period for the adverse regulatory capital effects of adopting the CECL methodology pursuant to new accounting guidance for the recognition of credit losses on certain financial instruments, effective January 1, 2020. In March 2020, the federal banking regulators issued an interim final rule that provides banking organizations with an alternative option to temporarily delay for two years the estimated impact of the adoption of the CECL methodology on regulatory capital, followed by the three-year phase-in period. The cumulative amount that is not recognized in regulatory capital will be phased in at 25 percent per year beginning January 1, 2022. We have elected to adopt the March 2020 interim final rule.

Use of Non-GAAP Financial Measures

The Company considers the following non-GAAP measurements useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions. The tables below provide a reconciliation of these non-GAAP financial measures with financial measures defined by GAAP.

Tangible common equity to tangible assets (the "tangible common equity ratio"), tangible book value per common share, the annualized return on average tangible common equity, and efficiency ratio are non-GAAP financial measures derived from GAAP-based amounts. The Company calculates the tangible common equity ratio by excluding the balance of intangible assets from common shareholders' equity and dividing by tangible assets. The Company calculates tangible book value per common share by dividing tangible common equity by common shares outstanding, as compared to book value per common share, which the Company calculates by dividing common shareholders' equity by common shares outstanding. The Company calculates the ROATCE by dividing net income available to common shareholders by average tangible common equity which is calculated by excluding the average balance of intangible assets from the average common shareholders’ equity.  The Company calculates efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The efficiency ratio measures a bank’s overhead as a percentage of its revenue. The Company considers this information important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk based ratios and as such is useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions.

GAAP Reconciliation (Unaudited)

(dollars in thousands except per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019
Common shareholders’ equity	$1,162,777	$1,148,488
Less: Intangible assets	(104,695)	(105,466)
Tangible common equity	$1,058,082	$1,043,022

Book value per common share	$36.11	$33.25
Less: Intangible book value per common share	(3.25)	(3.05)
Tangible book value per common share	$32.86	$30.20

Total assets	$9,992,219	$8,388,406
Less: Intangible assets	(104,695)	(105,466)
Tangible assets	$9,887,524	$8,282,940
Tangible common equity ratio	10.70%	12.59%

Average common shareholders’ equity	$1,191,180	$1,128,869
Less: Average intangible assets	(104,697)	(105,581)
Average tangible common equity	$1,086,483	$1,023,288

Net Income Available to Common Shareholders	$23,123	$33,749
Average tangible common equity	$1,086,483	$1,023,288
Annualized Return on Average Tangible Common Equity	8.56%	13.38%

Noninterest expenses	$37,347	$38,304
Divided by: Total revenue (net interest income + non interest income)	85,214	87,308
Efficiency Ratio	43.83%	43.87%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that, due to the material weakness in the Company’s internal control over financial reporting described in Part I, Item 4 of our Annual Report on Form 10-K, the Company’s disclosure controls and procedures as of March 31, 2020 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Notwithstanding the material weakness, management believes, based on its procedures in preparing this report, that the Consolidated Financial Statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation.”

Remediation.

As previously described in Part I, Item 4 of our Annual Report on Form 10-K, during the course of the year ended December 31, 2019, management believes that the deficiencies that contributed to the material weakness in 2017 and 2018 were effectively remediated; however, the material weakness will not be considered fully remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. This process continues to be ongoing.

The following contributed to this remediation:

●	the split of the roles of Chairman and Chief Executive Officer and the appointment of our current Chairman, Norman R. Pozez, and our current President and Chief Executive Officer, Susan G. Riel;
●	the restructuring of the Board of Directors to reduce its size and strengthen its risk and financial reporting oversight functions, including the addition of two new independent directors with extensive experience in risk management and public accounting;
●	adjustment of the membership of the committees of the Board of Directors, the appointment of new committee chairs and the establishment of a Risk Committee;
●	the process of hiring a new Chief Legal Officer (effective January 2020);
●	formalizing the Company's ethics program, including establishing an Ethics Office and appointing an Ethics officer with accountability to the Audit Committee, and increased ethics training for Company employees;
●	the enhancement of the Company's policies and procedures for the identification, review and reporting of related party transactions;
●	the reinforcement of the Company's risk management function, including the addition of personnel and the enhanced review and monitoring of vendor contracts; and
●	the active encouragement by management, with the assistance of the Chairman and the rest of the Board of Directors, of an open and collaborative culture, to set an appropriate “tone at the top.”

In addition, in the first quarter of 2020, the following further contributed to this remediation: upon the appointment of our Chairman, Norman R. Pozez, as Executive Chairman of the Board of Directors, the Board of Directors appointed Theresa G. LaPlaca as Lead Independent Director of the Board of Directors.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material changes in the status of the legal proceedings previously disclosed in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, except as follows.

From time to time, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, including matters in which damages in various amounts are claimed. Based on information currently available, the Company does not believe that the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company. However, in light of the inherent uncertainties involved in such matters, ongoing legal expenses or an adverse outcome in one or more of these matters could materially and adversely affect the Company's financial condition, results of operations or cash flows in any particular reporting period, as well as its reputation.

On July 24, 2019, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer, on behalf of persons similarly situated, who purchased or otherwise acquired Company securities between March 2, 2015 and July 17, 2019. On November 7, 2019, the court appointed a lead plaintiff and lead counsel in that matter, and on January 21, 2020, the lead plaintiff filed an amended complaint on behalf of the same class against the same defendants as well as the Company’s former General Counsel. The plaintiff alleges that certain of the Company’s 10-K reports and other public statements and disclosures contained materially false or misleading statements about, among other things, the effectiveness of its internal controls and related party loans, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 20 (a) of that act, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock following the disclosure of increased legal expenses associated with certain government investigations involving the Company. The Company intends to defend vigorously against the claims asserted. On April 2, 2020, the defendants filed a motion to dismiss the amended complaint.

The Company has received various document requests and subpoenas from securities and banking regulators and U.S. Attorney’s offices in connection with investigations, which the Company believes relate to the Company’s identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. The Company is cooperating with these investigations. There have been no regulatory restrictions placed on the Company’s ability to fully engage in its banking business as presently conducted as a result of these ongoing investigations. We are, however, unable to predict the duration, scope or outcome of these investigations.

Item 1A - Risk Factors

The COVID-19 pandemic has adversely affected, and is likely to continue to adversely affect, our customers and other businesses in our market area, as well as counterparties and third party vendors. The resulting adverse impacts on our business, financial condition, liquidity and results of operations will likely be significant.

The COVID-19 pandemic and the resulting containment measures have resulted in widespread economic and financial disruptions that have adversely affected, and are likely to continue to adversely effect, our customers and other businesses in our market area, as well as counterparties and third-party vendors. We are starting to see the impact of the pandemic on our business, which we expect to continue and potentially worsen. This impact could be significant, adverse and potentially material. The extent of this impact, and the resulting impact on our business, financial condition, liquidity and results of operations, is unknown at this time, and will depend on a number of evolving factors and future developments beyond our control and that we are unable to predict, including the duration, spread and severity of the pandemic; the nature, extent and effectiveness of containment measures; the timing of development and widespread availability of medical treatments or vaccines; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; the impact and continued availability of monetary, fiscal and other economic policies and programs designed to provide economic assistance to individuals and small businesses; and how quickly and to what extent normal economic and operating conditions can resume. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted.

Many of the risks described in the risk factors and other cautionary language included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission will likely be exacerbated, and the impact of such risks will likely be magnified, as a result of the COVID-19 pandemic. We expect the negative impacts of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations to be the most severe in the following areas:

● Loan Credit Quality.  The significant disruption resulting from the COVID-19 pandemic has been materially affecting the businesses of our customers and of their customers, which impacts their creditworthiness, their ability to pay amounts owed to us and our ability to collect those amounts.  Among the industry’s most clearly impacted by the pandemic are the Accommodation and Food Service industry, exposure to which represents 9.7% of our loan portfolio as of March 31, 2020, and the Retail Trade industry, which represents 1.1% of our loan portfolio as of March 31, 2020.  In addition, approximately 6% of our loan portfolio as of March 31, 2020 is secured by commercial real estate loans secured by restaurants, hotels or retail properties.  These areas may have a longer recovery period than other industries.  Deteriorating economic conditions are also likely to result in declines in real estate values and home sales volumes, and an increase in tenants failing to make or deferring rent payments.  A large portion of our loan portfolio is related to real estate, with 75% consisting of commercial real estate and real estate construction loans, and 82% of our loans being secured by real estate.  As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for loan losses, and write-down or charge-off credit relationships, any of which would negatively impact our results of operations. In addition, market upheavals are likely to affect the value of real estate and commercial assets. In the event of foreclosure, it is unlikely that we will be able to sell the foreclosed property at a price that will allow us to recoup a significant portion of the delinquent loan.

● Allowance for Credit Losses. As discussed in the Management’s Discussion and Analysis, we began using a new credit reserving methodology known as the CECL methodology effective January 1, 2020. Our ability to accurately forecast future losses under that methodology may be impaired by the significant uncertainty surrounding the pandemic and containment measures and the lack of comparable precedent.  For the three months ended March 31, 2020, after the initial adjustment to the allowance for credit losses as of January 1, 2020, we further increased the allowance for credit losses by $14.3 million. The portion of the provision related to COVID-19 matters was about two thirds of the quarter’s reserve build. We could need to record additional provisions for credit losses in future, as the COVID-19 pandemic continues to evolve, and our losses on our loans and other exposures could exceed our allowance.

● Increased Demands on Capital and Liquidity. We have begun to experience increased volume of loan originations, particularly SBA loans pursuant to the PPP created by recent legislation. Certain of these SBA loans have mandated interest rates that are lower than our usual rates and may not be purchased by the SBA or other third parties within expected timeframes. In addition, borrowers may draw on existing lines of credit or seek additional loans to finance their businesses. These factors may result in reduced levels of capital and liquidity being available to originate more profitable loans, which will negatively impact our ability to serve our existing customers and our ability to attract new customers.

● Deposit Business. As a result of the COVID-19 pandemic, deposit customers are expected to retain higher levels of cash. While increased low-interest deposits could have a positive impact in the short-term, we would not expect these funds to be replenished as customers use deposit funds for liquidity for their business and individual needs. If deposit levels decline, our available liquidity would decline, and we could be forced to obtain liquidity on terms less favorable than current deposit terms, which would in turn compress margins and negatively impact our results of operations.

● Interest Rate Risk. Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from the COVID-19 pandemic. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results or financial condition.

● Operational Risk. Current and future restrictions on our workforce's access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. These actions will likely result in increased spending on our business continuity efforts, such as technology and readiness efforts for returning to our offices. We could also experience an increased strain on our risk management policies, including, but not limited to, the effectiveness and accuracy of our models, given the lack of data inputs and comparable precedent. Further, technology in employees' homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including related to the effectiveness of our anti-money laundering and other compliance programs, as well as increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

● External Vendors and Service Providers. We rely on many outside service providers that support our day-to-day operations including data processing and electronic communications, real estate appraisal, loan servicers and local and federal government agencies, offices and courthouses. In light of the containment measures responding to COVID- 19, many of these entities may limit the availability and access of their services, which may impact our business. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses, which slows the process for title work, mortgage and UCC filings. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

● Strategic and Reputational Risk. The pandemic and containment measures have caused us to modify our strategic plans and business practices, and we may take further actions that we determine are in the best interests of our colleagues, customers and business partners. If we do not respond appropriately to the pandemic, or if customers or other stakeholders do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could materially adversely affect our business. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions, including as a result of our participation in the PPP as detailed in the Note 1 to the Consolidated Financial Statements.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.

	Total Number of	Average Price	Total Number of Shares Purchased as Part	Maximum Number of Shares that May Yet Be
Period	Shares Purchased (2)	Paid Per Share	of Publicly Announced Plans or Programs	Purchased Under the Plans or Programs (1)
January 1-31, 2020	219,812	$44.47	219,812	1,421,188
February 1-29, 2020	343,211	44.65	343,211	1,077,977
March 1-31, 2020	630,029	30.93	630,029	447,948
Total	1,193,052	37.31	1,193,052
(1)	In August 2019, the Company’s Board of Directors authorized the purchase of up to 1,715,547 shares of the Company’s common stock from the date of approval of the plan through December 31, 2019, subject to earlier termination by the Board of Directors. The program was announced by a press release dated August 9, 2019 and a Form 8-K filed on August 9, 2019. On December 18, 2019, the Company’s Board of Directors extended and expanded the program, authorizing the purchase of up to an aggregate of 1,641,000 shares of the Company’s common stock (inclusive of shares remaining under the initial authorization), through December 31, 2020, subject to earlier termination by the Board of Directors (as extended, the “Repurchase Program”). The extension of the program was announced by a press release dated December 18, 2019 and a Form 8-K filed on December 18, 2019. Under the Repurchase Program, the Company may acquire its common stock in the open market or in privately negotiated transactions, including 10b5-1 plans. The Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without notice.
(2)	Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted shares.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fixed-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
10.1	Amended and Restated Employment Agreement dated as of January 8, 2020, between EagleBank and Charles D. Levingston (6)
10.2	Second Amended and Restated Employment Agreement dated as of January 14, 2020, between EagleBank and Antonio F. Marquez (7)
10.3	Second Amended and Restated Employment Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (8)

10.4	Second Amended and Restated Employment Agreement dated as of January 28, 2020 between EagleBank and Lindsey S. Rheaume (9)
10.5	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Charles D. Levingston (10)
10.6	Amended and Restated Non-Compete Agreement dated as of January 14, 2020, between EagleBank and Antonio F. Marquez (11)
10.7	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (12)
10.8	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Lindsey S. Rheaume (13)
10.9	Employment Agreement between EagleBank and Paul Saltzman (14)
10.10	2020-2022 Long Term Incentive Plan, as amended on February 10, 2020 (15)
10.11	Agreement between Eagle Bancorp, Inc., EagleBank and Leland M. Weinstein (16)
10.12	Supplemental Executive Retirement Plan Agreement between EagleBank and Charles D. Levingston dated as of January 29, 2020
10.13	Form of Non-Employee Director Restricted Stock Award (Time Vested)
10.14	Form of Executive Officer Performance Vested Restricted Stock Unit Award Agreement
10.15	Form of Executive Officer Restricted Stock Award Agreement (Time Vested)
10.16	Restricted Stock Award Agreement for Norman R. Pozez dated April 2, 2020
31.1	Certification of Susan G. Riel
31.2	Certification of Norman R. Pozez
31.3	Certification of Charles D. Levingston
32.1	Certification of Susan G. Riel
32.2	Certification of Norman R. Pozez
32.3	Certification of Charles D. Levingston
101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i)    Consolidated Balance Sheets at March 31, 2020, December 31, 2019

(ii)   Consolidated Statement of Operations for the three months ended March 31, 2020 and 2019

(iii)  Consolidated Statement of Comprehensive Income for the three months ended March 31, 2020 and 2019

(iv)  Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019

(v)   Consolidated Statement of Cash Flows for the three months ended March 31, 2020 and 2019

(vi)  Notes to the Consolidated Financial Statements

104	The cover page of this Annual Report on Form 10-K, formatted in Inline XBRL
(1)Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(3)Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)Incorporated by Reference to Exhibit 4.2 to the Company’s Current report on Form 8-K filed on July 22, 2016.
(6)Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(7)Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(8)Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(9)Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(10)Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(11)Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(12)Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(13)Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(14)Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(15)Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2020.
(16)Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 10, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 11, 2020	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date: May 11, 2020	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company