Form 10-Q
period 2020-06-30
EAGLE BANCORP INC
filed 2020-08-10
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 31, 2020, the registrant had 32,228,940 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$12,199	$7,539
Federal funds sold	25,466	38,987
Interest bearing deposits with banks and other short-term investments	598,377	195,447
Investment securities available for sale, at fair value (amortized cost of $750,653 and $839,192 and allowance for credit losses of $138 and $0 as of June 30, 2020 and December 31, 2019, respectively).	772,394	843,363
Federal Reserve and Federal Home Loan Bank stock	40,018	35,194
Loans held for sale	68,433	56,707
Loans	8,021,761	7,545,748
Less allowance for credit losses	(108,796)	(73,658)
Loans, net	7,912,965	7,472,090
Premises and equipment, net	12,970	14,622
Operating lease right-of-use assets	25,368	27,372
Deferred income taxes	37,364	29,804
Bank owned life insurance	75,913	75,724
Intangible assets, net	104,651	104,739
Other real estate owned	8,237	1,487
Other assets	105,315	85,644
Total Assets	$9,799,670	$8,988,719

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$2,416,058	$2,064,367
Interest bearing transaction	861,703	863,856
Savings and money market	3,504,718	3,013,129
Time, $100,000 or more	527,870	663,987
Other time	625,623	619,052
Total deposits	7,935,972	7,224,391
Customer repurchase agreements	31,198	30,980
Other short-term borrowings	300,000	250,000
Long-term borrowings	267,882	217,687
Operating lease liabilities	27,137	29,959
Reserve for unfunded commitments	7,170	—
Other liabilities	42,416	45,021
Total Liabilities	8,611,775	7,798,038

Shareholders’ Equity
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 32,224,756 and 33,241,496, respectively	320	331
Additional paid in capital	440,934	482,286
Retained earnings	731,973	705,105
Accumulated other comprehensive income	14,668	2,959
Total Shareholders’ Equity	1,187,895	1,190,681
Total Liabilities and Shareholders’ Equity	$9,799,670	$8,988,719

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income
Interest and fees on loans	$92,928	$101,889	$189,683	$199,710
Interest and dividends on investment securities	4,571	5,238	9,998	10,836
Interest on balances with other banks and short-term investments	161	1,105	1,720	2,771
Interest on federal funds sold	12	47	72	96
Total interest income	97,672	108,279	201,473	213,413
Interest Expense
Interest on deposits	12,514	22,461	33,060	43,361
Interest on customer repurchase agreements	86	75	173	173
Interest on short-term borrowings	501	1,435	858	1,575
Interest on long-term borrowings	3,208	2,979	6,275	5,958
Total interest expense	16,309	26,950	40,366	51,067
Net Interest Income	81,363	81,329	161,107	162,346
Provision for Credit Losses	19,737	3,600	34,047	6,960
Provision for Unfunded Commitments	940	—	3,052	—
Net Interest Income After Provision For Credit Losses	60,686	77,729	124,008	155,386

Noninterest Income
Service charges on deposits	942	1,606	2,367	3,300
Gain on sale of loans	3,079	1,923	4,023	3,311
Gain on sale of investment securities	713	563	1,535	1,475
Increase in the cash surrender value of bank owned life insurance	828	429	1,242	854
Other income	6,933	1,839	8,798	3,711
Total noninterest income	12,495	6,360	17,965	12,651
Noninterest Expense
Salaries and employee benefits	17,104	17,743	34,901	41,387
Premises and equipment expenses	3,468	3,652	7,289	7,504
Marketing and advertising	1,111	1,268	2,189	2,416
Data processing	2,759	2,603	5,255	4,978
Legal, accounting and professional fees	3,979	2,740	10,967	4,449
FDIC insurance	1,980	1,126	3,404	2,242
Other expenses	4,491	4,227	8,234	8,687
Total noninterest expense	34,892	33,359	72,239	71,663
Income Before Income Tax Expense	38,289	50,730	69,734	96,374
Income Tax Expense	9,433	13,487	17,755	25,382
Net Income	$28,856	$37,243	$51,979	$70,992

Earnings Per Common Share
Basic	$0.90	$1.08	$1.60	$2.06
Diluted	$0.90	$1.08	$1.60	$2.05

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$28,856	$37,243	$51,979	$70,992

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	1,870	5,925	13,977	11,979
Reclassification adjustment for net gains included in net income	(537)	(417)	(1,144)	(1,092)
Total unrealized gain on investment securities	1,333	5,508	12,833	10,887
Unrealized gain (loss) on derivatives	565	(513)	(902)	(1,665)
Reclassification adjustment for amounts included in net income	(295)	(236)	(222)	(1,180)
Total unrealized gain (loss) on derivatives	270	(749)	(1,124)	(2,845)
Other comprehensive income	1,603	4,759	11,709	8,042
Comprehensive Income	$30,459	$42,002	$63,688	$79,034

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

					Accumulated
					Other
	Common		Additional Paid	Retained	Comprehensive	Shareholders'
	Shares	Amount	in Capital	Earnings	Income	Equity
Balance April 1, 2020	32,197,258	$320	$439,321	$710,072	$13,065	$1,162,778

Net Income	—	—	—	28,856	—	28,856
Other comprehensive income, net of tax	—	—	—	—	1,603	1,603
Stock-based compensation expense	—	—	1,427	—	—	1,427
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(2,738)	—	—	—	—	—
Time based stock awards granted	24,068	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	6,168	—	186	—	—	186
Cash dividends declared ($0.22 per share)	—	—	—	(6,955)	—	(6,955)
Balance June 30, 2020	32,224,756	$320	$440,934	$731,973	$14,668	$1,187,895

Balance April 1, 2019	34,537,193	$343	$530,894	$618,243	$(992)	$1,148,488
Net Income	—	—	—	37,243	—	37,243
Other comprehensive income, net of tax	—	—	—	—	4,759	4,759
Stock-based compensation expense	—	—	1,471	—	—	1,471
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	750	—	37	—	—	37
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(1,800)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,710	—	183	—	—	183
Cash dividends declared ($0.22 per share)	—	—	—	(7,599)	—	(7,599)
Balance June 30, 2019	34,539,853	$343	$532,585	$647,887	$3,767	$1,184,582

					Accumulated
			Additional		Other
	Common		Paid	Retained	Comprehensive	Shareholders’
	Shares	Amount	in Capital	Earnings	Income	Equity
Balance January 1, 2020	33,241,496	$331	$482,286	$705,105	$2,959	$1,190,681

Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	—	(10,931)	—	(10,931)
Net Income	—	—	—	51,979	—	51,979
Other comprehensive income, net of tax	—	—	—	—	11,709	11,709
Stock-based compensation expense	—	—	2,423	—	—	2,423
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(24,921)	—	—	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	4,126	—	—	—	—	—
Time based stock awards granted	176,252	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	10,644	—	382	—	—	382
Cash dividends declared ($0.44 per share)	—	—	—	(14,180)	—	(14,180)
Common stock repurchased	(1,182,841)	(11)	$(44,157)	—	—	(44,168)
Balance June 30, 2020	32,224,756	$320	$440,934	$731,973	$14,668	$1,187,895

Balance January 1, 2019	34,387,919	$342	$528,380	$584,494	$(4,275)	$1,108,941

Net Income	—	—	—	70,992	—	70,992
Other comprehensive income, net of tax	—	—	—	—	8,042	8,042
Stock-based compensation expense	—	—	3,501	—	—	3,501
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	26,784	—	332	—	—	332
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(12,744)	1	(1)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	17,655	—	—	—	—	—
Time based stock awards granted	112,636	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	7,603	—	373	—	—	373
Cash dividends declared ($0.22 per share)	—	—	—	(7,599)	—	(7,599)
Balance June 30, 2019	34,539,853	$343	$532,585	$647,887	$3,767	$1,184,582

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net Income	$51,979	$70,992
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	34,047	6,960
Provision for unfunded commitments	3,052	—
Depreciation and amortization	2,238	3,567
Amortization of operating lease right-of-use assets	—	1,360
Gains on sale of loans	(4,023)	(3,311)
Gains on sale of GNMA loans	—	(71)
Securities premium amortization (discount accretion), net	2,931	2,519
Origination of loans held for sale	(307,790)	(230,865)
Proceeds from sale of loans held for sale	300,087	215,995
Net increase in cash surrender value of BOLI	(1,242)	(854)
Deferred income tax (benefit) expense	(7,560)	2,807
Net gain on sale of investment securities	(1,535)	(1,475)
Stock-based compensation expense	2,423	3,501
Net tax (expense) benefits from stock compensation	(313)	10
(Increase) decrease in other assets	(20,365)	6,912
Increase (decrease) in other liabilities	(5,612)	(29,242)
Net cash provided by operating activities	48,317	48,805
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(209,460)	(63,572)
Proceeds from maturities of available-for-sale securities	170,754	67,223
Proceeds from sale/call of available-for-sale securities	119,988	42,143
Purchases of Federal Reserve and Federal Home Loan Bank stock	(9,074)	(76,150)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	4,250	65,663
Net increase in loans	(481,672)	(405,986)
Increase (decrease) in premises and equipment	(2,965)	1,675
Net cash used in investing activities	(408,179)	(369,004)
Cash Flows From Financing Activities:
Increase (decrease) in deposits	711,581	(24,393)
Increase in customer repurchase agreements	218	1,256
Increase in short-term borrowings	50,000	225,000
Increase in long-term borrowings	50,098	—
Proceeds from exercise of equity compensation plans	—	332
Proceeds from employee stock purchase plan	382	373
Common stock repurchased	(44,168)	—
Cash dividends paid	(14,180)	(7,599)
Net cash provided by financing activities	753,931	194,969
Net Increase (Decrease) In Cash and Cash Equivalents	394,069	(125,230)
Cash and Cash Equivalents at Beginning of Period	241,973	321,864
Cash and Cash Equivalents at End of Period	$636,042	$196,634
Supplemental Cash Flows Information:
Interest paid	$41,413	$51,735
Income taxes paid	$26,900	$31,850
Non-Cash Investing Activities
Initial recognition of operating lease right-of-use assets	$945	$29,574
Transfers from loans to other real estate owned	$6,750	$—

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

The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2020	June 30, 2020
Provision for credit losses- loans	19,599	33,909
Provision for credit losses- AFS debt securities	138	138
Total provision for credit losses	19,737	34,047

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

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had and are expected to continue to have a material impact on the Company’s operations.

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

Financial position and results of operations

The Company’s fee income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact is likely to impact its fee income in future periods.

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

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, and rates for short term funding have recently been very low. If funding costs were to become elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

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

COVID-19 could cause a further and sustained decline in the Company’s stock price. As of June 30, 2020, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. A triggering event was deemed to have occurred as a result of COVID-19 and, accordingly, a step one assessment was performed by comparing the fair value of the reporting unit with its carrying amount (including goodwill). Determining the fair value of a reporting unit under the goodwill impairment test is subjective and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of the assessment of all reporting units, the Company concluded that no impairment existed as of June 30, 2020. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Lending operations and accommodations to borrowers

In response to the COVID-19 pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. Modifications under this program have predominately been for a period of 90 days. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of June 30, 2020, we granted temporary modifications on approximately 708 loans representing approximately $1.63 billion (approximately 20% of total loans) in outstanding exposure. Some of these deferrals may not have met the criteria for treatment under U.S. GAAP as troubled debt restructurings ("TDRs"). Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program. The PPP loans originated by the Bank generally have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2020, principal outstanding on PPP loans totaled $456 million to just over 1,400 businesses. The Company understands that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

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

Allowance for Credit Losses

On January 1, 2020, we adopted ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss methodology for determining our provision for credit losses and ACL with an expected loss methodology that is referred to as the current expected credit loss model. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and held-to-maturity (“HTM”) debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02"). In addition, ASU 2016-13 made changes to the accounting for available-for-sale (“AFS”) debt securities. One such change is to require credit-related impairments to be recognized as an allowance for credit losses rather than as a write-down of the securities amortized cost basis when management does not intend to sell or believes that it is not more than likely  that they will be required to sell the securities prior to recovery of the securities amortized cost basis. We adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company does not own Held to Maturity investment debt securities.

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

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. The most common change in terms provided by the Company is an extension of an interest only term. As of June 30, 2020, all performing TDRs were categorized as interest-only modifications.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, loan concentrations, credit quality, or term, as well as for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors.

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

Discounted Cash Flow Method

The Company uses the discounted cash flow (“DCF”) method to estimate expected credit losses for the commercial, income producing – commercial real estate, owner occupied – commercial real estate, real estate mortgage - residential, construction – commercial and residential, construction – C&I (owner occupied), home equity, and other consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, probability of default, and loss given default. The modeling of expected prepayment speeds is based on historical internal data.

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts regional unemployment as a loss driver. COVID-19 has negatively impacted unemployment projections, which inform our CECL economic forecast and increased our loss reserve as of June 30, 2020.

For all DCF models, management has determined that eight quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over twelve months on a straight-line basis. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level Net Present Value ("NPV "). An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

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

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected TDR.

A loan that has been modified or renewed is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. Refer to page 10 for a discussion on the impact of the CARES Act on TDRs.

Allowance for Credit Losses - Available-for-Sale Debt Securities

Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a non credit-related impairment. The majority of available-for-sale debt securities as of June 30, 2020 and December 31, 2019 were issued by US agencies. However, as of June 30, 2020, the Company determined that part of the unrealized loss positions in AFS corporate and municipal securities could be the result of credit losses, and therefore, an allowance for credit losses of $138 thousand was recorded. See Note 3 Investment Securities for more information.

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

The Company records a reserve for unfunded commitments (“RUC”) on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company’s consolidated statements of operations. The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in the RUC on the Company’s consolidated balance sheets.

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Other New Authoritative Accounting Guidance

Accounting Standards Adopted in 2020

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications.  Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Agencies confirmed with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time. See Note 5 to the Consolidated Financial Statements for further detail.

ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” Under the CECL standard and based on the January 1, 2020 effective date, the Company made an initial adjustment to the allowance for credit losses of $10.6 million along with $4.1 million to the reserve for unfunded commitments. In accordance with adoption of CECL, the initial January 1, 2020 cumulative-effect adjustment was to retained earnings,net of taxes under the modified retrospective approach. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to the “Allowance for Credit Losses- Loans” section above for additional detail.

ASU 2020-02 "Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)" ("ASU 2020-02") incorporates SEC SAB 119 (updated from SAB 102) into the Accounting Standards Codification (the "Codification") by aligning SEC recommended policies and procedures with ASC 326. ASU 2020-02 was effective on January 1, 2020 and had no significant impact on our documentation requirements, financial statement or disclosures.

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

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Allowance	Estimated
June 30, 2020	Amortized	Unrealized	Unrealized	for Credit	Fair
(dollars in thousands)	Cost	Gains	Losses	Losses	Value
U. S. agency securities	$116,223	$1,580	$749	$—	$117,054
Residential mortgage backed securities	516,297	15,346	115	—	531,528
Municipal bonds	86,374	4,333	—	13	90,694
Corporate bonds	31,561	1,562	78	125	32,920
Other equity investments	198	—	—	—	198
	$750,653	$22,821	$942	$138	$772,394

		Gross	Gross	Allowance	Estimated
December 31, 2019	Amortized	Unrealized	Unrealized	for Credit	Fair
(dollars in thousands)	Cost	Gains	Losses	Losses	Value
U. S. agency securities	$180,228	$621	$1,055	$—	$179,794
Residential mortgage backed securities	541,490	4,337	1,975	—	543,852
Municipal bonds	71,902	2,034	5	—	73,931
Corporate bonds	10,530	203	—	—	10,733
U.S. Treasury	34,844	11	—	—	34,855
Other equity investments	198	—	—	—	198
	$839,192	$7,206	$3,035	$—	$843,363

In addition, at June 30, 2020 and December 31, 2019 the Company held $40.0 million and $35.2 million, respectively, in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

Accrued interest on available-for-sale securities totaled $2.7 million and $3.2 million at June 30, 2020 and December 31, 2019, respectively, and was included in other assets in the consolidated balance sheets.

Gross unrealized losses and fair value of available-for-sale securities for which an allowance for credit losses has not been recorded, by length of time that individual securities have been in a continuous unrealized loss position are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
June 30, 2020	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	25	$24,653	$99	$37,287	$650	$61,940	$749
Residential mortgage backed securities	20	41,864	66	7,721	49	49,585	115
Corporate bonds	2	4,447	78	—	—	4,447	78
	47	$70,964	$243	$45,008	$699	$115,972	$942

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2019	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	36	$75,159	$439	$51,481	$616	$126,640	$1,055
Residential mortgage backed securities	111	197,794	1,148	90,742	827	288,536	1,975
Municipal bonds	1	1,994	5	—	—	1,994	5
	148	$274,947	$1,592	$142,223	$1,443	$417,170	$3,035

The majority of the AFS debt securities in an unrealized loss position as of June 30, 2020, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.

As of June 30, 2020, total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. However, as of June 30, 2020, the Company determined that part of the unrealized loss positions in AFS corporate and municipal securities could be the result of credit losses, and therefore, an allowance for credit losses of $138 thousand was recorded. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.1 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of investments available-for-sale at June 30, 2020 and December 31, 2019 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities (“MBS”) will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$34,038	$34,219	$96,332	$96,226
After one year through five years	77,465	78,008	76,121	75,821
Five years through ten years	4,720	4,827	7,775	7,747
Residential mortgage backed securities	516,297	531,528	541,490	543,852
Municipal bonds maturing:
One year or less	7,382	7,437	5,897	5,969
After one year through five years	19,797	20,703	21,416	21,953
Five years through ten years	51,195	54,407	42,589	44,015
After ten years	8,000	8,160	2,000	1,994
Corporate bonds maturing:
One year or less	10,929	11,312	502	508
After one year through five years	15,407	15,999	8,528	8,725
After ten years	5,225	5,734	1,500	1,500
U.S. treasury	—	—	34,844	34,855
Other equity investments	198	198	198	198
Allowance for Credit Losses	—	(138)	—	—
	$750,653	$772,394	$839,192	$843,363

For the six months ended June 30, 2020, gross realized gains on sales of investments securities were $1.5 million and there were no gross realized losses on sales of investment securities. For the six months ended June 30, 2019, gross realized gains on sales of investments securities were $1.5 million primarily due to the $829 thousand of noninterest income recognized during March 2019 on interest rate swap terminations, and there were no gross realized losses on sales of investment securities.

Proceeds from sales and calls of investment securities for the six months ended June 30, 2020 were $120.0 million compared to $42.1 million for the same period in 2019.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2020 and December 31, 2019 was $346 million and $378 million, respectively, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

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

At June 30, 2020, the Bank had no material mortgage banking derivative financial instruments. During the second quarter of 2020, the Company suspended locking loans for sale on a mandatory basis as a result of significant market dislocation that was experienced as a result of COVID-19 as well as the operational strain associated with the mandatory underwriting process given the volume of residential mortgages. At June 30, 2019 the Bank had mortgage banking derivative financial instruments with a notional value of $124.5 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2019 was $280 thousand included in other assets and $66 thousand included in other liabilities.

Included in other noninterest income for the three and six months ended June 30, 2020 was a net gain of $1.1 million and a net loss of $165 thousand relating to mortgage banking derivative instruments as compared to a net gain of $84 thousand and net gain of $219 thousand for the three and six months ended June 30, 2019. The amount included in other noninterest income for the three and six months ended June 30, 2020 pertaining to its mortgage banking hedging activities was a net realized gain of $1.3 million and a net loss of $7 thousand, respectively, as compared to a net loss of $94 thousand  and net loss of $49 thousand, respectively, for the three and six months ended June 30, 2019.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at June 30, 2020 (unaudited) and December 31, 2019 are summarized by type as follows:

	June 30, 2020			December 31, 2019
(dollars in thousands)	Amount		%	Amount	%
Commercial	$1,607,056		20%	$1,545,906	20%
PPP loans	456,476		6%	—	—
Income producing - commercial real estate	3,678,946		46%	3,702,747	50%
Owner occupied - commercial real estate	964,077		12%	985,409	13%
Real estate mortgage - residential	93,601		1%	104,221	1%
Construction - commercial and residential	995,550		12%	1,035,754	14%
Construction - C&I (owner occupied)	149,845		2%	89,490	1%
Home equity	74,921		1%	80,061	1%
Other consumer	1,289		—	2,160	—
Total loans	8,021,761		100%	7,545,748	100%
Less: allowance for credit losses	(108,796)			(73,658)
Net loans	$7,912,965	(1)		$7,472,090
(1)	Excludes accrued interest receivable of $36.2 million and $21.3 million at June 30, 2020 and December 31, 2019, respectively, which is recorded in other assets.

Unamortized net deferred fees amounted to $34.8 million and $25.2 million at June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, the Bank serviced $96 million and $99 million, respectively, of multifamily FHA loans, SBA loans and other loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At June 30, 2020, owner occupied - commercial real estate and construction – Commercial and Industrial (“C&I”) (owner occupied) represent approximately 14% of the loan portfolio . At June 30, 2020, non-owner occupied commercial real estate and real estate construction represented approximately 58% of the loan portfolio. The combined owner occupied and commercial real estate and construction loans represent approximately 72% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 79% of all loans being secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 20% of the loan portfolio at June 30, 2020 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 1.3% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit as well as potential repairs to the SBA guarantees. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 6% of the loan portfolio at June 30, 2020 consists of PPP loans to eligible customers. PPP loans are expected to primarily be repaid via forgiveness from the SBA. These loans are fully guaranteed as to principal and interest by the SBA and ultimately by the full faith and credit of the U.S. Government; as a result, they were approved utilizing different underwriting standards than the Bank's other commercial loans. PPP loans are included in the CECL model but do not carry an allowance for credit loss due to the aforementioned government guarantees.

Approximately 1% of the loan portfolio at June 30, 2020 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 1% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 16  months. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.

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

The Company’s loan portfolio includes acquisition, development and construction (“ADC”) real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.47 billion at June 30, 2020. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 59% of the outstanding ADC loan portfolio at June 30, 2020. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2020 and 2019. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S.

Government. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income Producing -	Owner Occupied -	Real Estate	Construction -
		Commercial	Commercial	Mortgage -	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Three Months Ended June 30, 2020
Allowance for credit losses:
Balance at beginning of period	$27,346	$43,551	$9,867	$1,369	$13,341	$818	$44	96,336
Loans charged-off	(7,145)	—	—	—	—	—	—	(7,145)
Recoveries of loans previously charged-off	5	—	—	—	—	—	1	6
Net loans charged-off	(7,140)	—	—	—	—	—	1	(7,139)
Provision for credit losses	7,872	8,312	2,474	181	467	294	(1)	19,599
Ending balance	$28,078	$51,863	$12,341	$1,550	$13,808	$1,112	$44	$108,796

Six Months Ended June 30, 2020
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASC 326	$15,857	$28,034	$6,242	$965	$18,175	$599	$72	$69,944
Impact of adopting ASC 326	892	11,230	4,674	(301)	(6,143)	245	17	10,614
Loans charged-off	(7,145)	(550)	—	—	(1,768)	—	—	(9,463)
Recoveries of loans previously charged-off	74	—	—	—	—	—	4	78
Net loans (charged-off) recoveries	(7,071)	(550)	—	—	(1,768)	—	4	(9,385)
Provision for credit losses	18,400	13,149	1,425	886	3,544	268	(49)	37,623
Ending balance	$28,078	$51,863	$12,341	$1,550	$13,808	$1,112	$44	$108,796

As of June 30, 2020
Allowance for credit losses:
Individually evaluated for impairment	$8,797	$5,260	$405	$746	$1,383	$107	$3	$16,701
Collectively evaluated for impairment	19,281	46,603	11,936	804	12,425	1,005	41	92,095
Ending balance	$28,078	$51,863	$12,341	$1,550	$13,808	$1,112	$44	$108,796

Three Months Ended June 30, 2019
Allowance for credit losses:
Balance at beginning of period	$17,195	$26,765	$5,980	$681	$18,469	$605	$248	$69,943
Loans charged-off	(1)	(1,847)	—	—	—	—	(2)	(1,850)
Recoveries of loans previously charged-off	37	302	2	2	37	—	13	393
Net loans charged-off	36	(1,545)	2	2	37	—	11	(1,457)
Provision for credit losses	905	1,790	(226)	672	500	(24)	(17)	3,600
Ending balance	$18,136	$27,010	$5,756	$1,355	$19,006	$581	$242	$72,086

Six Months Ended June 30, 2019
Allowance for credit losses:
Balance at beginning of period	$15,857	$28,034	$6,242	$965	$18,175	$599	$72	$69,944
Loans charged-off	(5)	(5,343)	—	—	—	—	(2)	(5,350)
Recoveries of loans previously charged-off	167	302	2	3	37	—	21	532
Net loans (charged-off) recoveries	162	(5,041)	2	3	37	—	19	(4,818)
Provision for credit losses	2,117	4,017	(488)	387	794	(18)	151	6,960
Ending balance	$18,136	$27,010	$5,756	$1,355	$19,006	$581	$242	$72,086

As of June 30, 2019
Allowance for credit losses:
Individually evaluated for impairment	$7,905	$1,000	$475	$650	$—	$—	$—	$10,030
Collectively evaluated for impairment	10,231	26,010	5,281	705	19,006	581	242	62,056
Ending balance	$18,136	$27,010	$5,756	$1,355	$19,006	$581	$242	$72,086

During the first quarter of 2020, we adopted ASU 2016-13, which replaced the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. Upon adoption, the allowance for credit losses was increased by $14.7 million, which included a $4.1 million increase to the allowance for unfunded commitments, with no impact to the consolidated statement of operations. We recorded a $19.7 million and $34.0 million provision for credit losses for the three and six months ended second June 30, 2020 under CECL. We recorded $7.1 million and $9.4  million in net charge-offs during the three and six months ended June 30, 2020, respectively, compared to $1.5 million and $4.8  million during the three and six months ended June 30, 2019.

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2020:

	Business/Other
(dollars in thousands)	Assets	Real Estate
Commercial	$15,105	$2,895
Income producing - commercial real estate	3,193	24,102
Owner occupied - commercial real estate	—	10,815
Real estate mortgage - residential	—	7,960
Construction - commercial and residential	—	5,385
Construction - C&I (owner occupied)	—	—
Home equity	—	600
Other consumer	6	—
Total	$18,304	$51,757

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

Based on the most recent analysis performed, the risk category of loans by class of loans and year of origination is as follows:

June 30, 2020 (dollars in thousands)	2016	2017	2018	2019	2020	Prior	Total
Commercial
Pass	128,724	316,829	275,852	227,726	140,233	439,707	1,529,071
Watch	362	16,583	—	2,275	—	18,743	37,963
Special Mention	—	—	10,977	—	—	933	11,910
Substandard	4,667	2,128	2,565	459	—	18,293	28,112
Total	133,753	335,540	289,394	230,460	140,233	477,676	1,607,056
PPP loans
Pass	—	—	—	—	456,476	—	456,476
Total	—	—	—	—	456,476	—	456,476
Income producing - commercial real estate
Pass	412,724	520,542	726,838	807,571	208,386	970,544	3,646,605
Watch	—	—	—	4,324	—	721	5,045
Special Mention	800	—	—	—	—	4,843	5,643
Substandard	—	4,656	4,883	5,542	—	6,572	21,653
Total	413,524	525,198	731,721	817,437	208,386	982,680	3,678,946
Owner occupied - commercial real estate
Pass	107,303	117,523	221,811	92,496	15,673	358,051	912,857
Watch	—	—	—	—	—	40,465	40,465
Substandard	803	—	360	—	—	9,592	10,755
Total	108,106	117,523	222,171	92,496	15,673	408,108	964,077
Real estate mortgage - residential
Pass	3,423	10,394	15,429	28,234	5,701	21,844	85,025
Watch	—	—	—	—	—	617	617
Substandard	4,154	2,619	—	—	—	1,186	7,959
Total	7,577	13,013	15,429	28,234	5,701	23,647	93,601
Construction - commercial and residential
Pass	71,957	431,635	317,131	108,584	25,385	35,473	990,165
Substandard	2,298	408	—	—	—	2,679	5,385
Total	74,255	432,043	317,131	108,584	25,385	38,152	995,550
Construction - C&I (owner occupied)
Pass	11,689	5,482	41,084	27,557	17,441	32,612	135,865
Watch	—	2,124	11,087	—	—	769	13,980
Total	11,689	7,606	52,171	27,557	17,441	33,381	149,845
Home Equity
Pass	4,859	8,942	8,658	4,468	3,785	42,416	73,128
Watch	—	—	—	—	—	944	944
Substandard	—	—	—	—	—	849	849
Total	4,859	8,942	8,658	4,468	3,785	44,209	74,921
Other Consumer
Pass	177	85	121	106	28	764	1,281
Substandard	—	—	—	—	—	8	8
Total	177	85	121	106	28	772	1,289
Total Recorded Investment	$753,940	$1,439,950	$1,636,796	$1,309,342	$873,108	$2,008,625	$8,021,761

The Company’s credit quality indicators are generally updated annually; however, credits rated watch or below are reviewed more frequently. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2019:

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

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of June 30, 2020 and December 31, 2019:

	Loans	Loans	Loans				Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current		Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Non-Accrual	Loans
June 30, 2020
Commercial	$603	$3,046	$—	$3,649	$1,586,686	$16,721	$1,607,056
PPP loans	—	—	—	—	456,476	—	$456,476
Income producing - commercial real estate	—	14,203	—	14,203	3,647,464	17,279	3,678,946
Owner occupied - commercial real estate	542	212	—	754	952,568	10,755	964,077
Real estate mortgage - residential	—	—	—	—	85,385	8,216	93,601
Construction - commercial and residential	—	751	—	751	989,414	5,385	995,550
Construction - C&I (owner occupied)	—	—	—	—	149,845	—	149,845
Home equity	263	254	—	517	73,804	600	74,921
Other consumer	—	3	—	3	1,280	6	1,289
Total	$1,408	$18,469	$—	$19,877	$7,942,922	$58,962	$8,021,761

December 31, 2019
Commercial	$3,063	$781	$—	$3,844	$1,527,134	$14,928	$1,545,906
Income producing - commercial real estate	—	5,542	—	5,542	3,687,494	9,711	3,702,747
Owner occupied - commercial real estate	13,008	—	—	13,008	965,938	6,463	985,409
Real estate mortgage – residential	3,533	—	—	3,533	95,057	5,631	104,221
Construction - commercial and residential	—	—	—	—	1,113,735	11,509	1,125,244
Home equity	136	192	—	328	79,246	487	80,061
Other consumer	—	9	—	9	2,151	—	2,160
Total	$19,740	$6,524	$—	$26,264	$7,470,755	$48,729	$7,545,748

The following presents the nonaccrual loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Nonaccrual with	Nonaccrual with	Total	Total
	No Allowance	an Allowance	Nonaccrual	Nonaccrual
(dollars in thousands)	for Credit Loss	for Credit Loss	Loans	Loans

Commercial	1,507	15,214	16,721	14,928
PPP loans	—	—	—	—
Income producing - commercial real estate	8,544	8,735	17,279	9,711
Owner occupied - commercial real estate	7,065	3,690	10,755	6,463
Real estate mortgage - residential	5,503	2,713	8,216	5,631
Construction - commercial and residential	2,298	3,087	5,385	11,509
Home equity	50	550	600	487
Other consumer	—	6	6	—
Total	$24,967	$33,995	$58,962	$48,729
(1)	Excludes TDRs that were performing under their restructured terms totaling $12.3 million at June 30, 2020 and $16.6 million at December 31, 2019.
(2)	Gross interest income of $1.7 million and $1.2 million would have been recorded for the six months ended June 30, 2020 and 2019, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while the interest actually recorded on such loans was $57 thousand and $86 thousand for the six months ended June 30, 2020 and 2019, respectively.

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

The following table presents, by class of loan, information related to impaired loans at December 31, 2019:

	Unpaid	Recorded	Recorded			Average Recorded	Interest Income
	Contractual	Investment	Investment	Total		Investment	Recognized
	Principal	With No	With	Recorded	Related	Year	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date
December 31, 2019
Commercial	$15,814	$11,858	$3,956	$15,814	$5,714	$15,682	$270
Income producing - commercial real estate	14,093	2,713	11,380	14,093	2,145	18,133	382
Owner occupied - commercial real estate	7,349	6,388	961	7,349	415	6,107	197
Real estate mortgage - residential	5,631	3,175	2,456	5,631	650	5,638	—
Construction - commercial and residential	11,509	11,101	408	11,509	100	8,211	92
Home equity	487	—	487	487	100	487	—
Other consumer	—	—	—	—	—	—	—
Total	$54,883	$35,235	$19,648	$54,883	$9,124	$54,258	$941

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. The most common change in terms provided by the Company is an extension of an interest only term. As of June 30, 2020, all performing TDRs were categorized as interest-only modifications.

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

In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complies with the CARES Act and ASC 310-40 to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. As of June 30, 2020, we granted temporary modifications on approximately 708 loans representing approximately $1.63 billion (20% of total loans) in outstanding exposure. Some of these deferrals may not have met the criteria for treatment under U.S. GAAP as TDR. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company for the periods ended June 30, 2020 and 2019.

	For the Six Months Ended June 30, 2020
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructurings
Restructured accruing	10	$1,420	$10,016	$836	$—	$12,272
Restructured nonaccruing	3	138	5,542	2,370	—	8,050
Total	13	$1,558	$15,558	$3,206	$—	$20,322

Specific allowance		$257	$1,295	$—	$—	$1,552

Restructured and subsequently defaulted		$138	$5,542	$2,370	$—	$8,050

	For the Six Months Ended June 30, 2019
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructurings
Restructured accruing	7	$909	$4,390	$3,309	$—	$8,608
Restructured nonaccruing	4	2,831	—	—	—	2,831
Total	11	$3,740	$4,390	$3,309	$—	$11,439

Specific allowance		$—	$1,000	$—	$—	$1,000

Restructured and subsequently defaulted		$—	$2,300	$—	$—	$2,300

The Company had thirteen TDR’s at June 30, 2020 totaling approximately $20.3 million. Ten of these loans totaling approximately $12.3 million are performing under their modified terms. For both the first six months of 2020 and 2019, there was one performing TDR loan, totaling $5.5 million and $2.3 million, respectively, that defaulted on its modified terms. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on non-accrual status. For the three months ended June 30, 2020, there were two restructured loans totaling approximately $870 thousand where the collateral was sold and the loans paid in full, as compared to the same period in 2019, when there was one restructured loan totaling approximately $4.8 million that had its collateral property sold for approximately $3 million and the remaining $1.8 million charged-off during the quarter. During the three months ended June 30, 2020, no loans were re-underwritten and removed from TDR status, as compared to the three months ended June 30, 2019, there was one loan totaling $10.4 million that was re-underwritten into two new loans which provided better collateral for the Bank. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. For both the three months ended June 30, 2020 and 2019, there were no loans modified in a TDR.

Note 6. Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and has adopted all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

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

As of June 30, 2020, the Company had $25.4 million of operating lease ROU assets and $27.1 million of operating lease liabilities on the Company’s Consolidated Balance Sheet. As of December 31, 2019, the Company had $27.4 million of operating lease ROU assets and $30.0 million of operating lease liabilities on the Company’s Consolidated Balance Sheet. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Statements of Condition.

Our leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and lease liabilities.

As of June 30, 2020, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. As of June 30, 2020, there were no leases that have been signed but did not yet commence as of the reporting date that create significant rights and obligations for the Company.

The following table presents lease costs and other lease information.

	Six Months Ended
(dollars in thousands)	June 30, 2020		June 30,2019
Lease Cost
Operating Lease Cost (Cost resulting from lease payments)	$4,005		$3,898
Variable Lease Cost (Cost excluded from lease payments)	518		535
Sublease Income	(174)		(188)
Net Lease Cost	$4,349		$4,245

Operating Lease - Operating Cash Flows (Fixed Payments)	4,419		4,246
Right-of-Use Assets - Operating Leases	25,368		28,214
Weighted Average Lease Term - Operating Leases	4.62	yrs	5.59	yrs
Weighted Average Discount Rate - Operating Leases	4.00%		4.00%

Future minimum payments for operating leases with initial or remaining terms of more than one year as of June 30, 2020 were as follows:

(dollars in thousands)
Twelve Months Ended:
June 30, 2021	$8,531
June 30, 2022	6,745
June 30, 2023	4,707
June 30, 2024	4,107
June 30, 2025	2,997
Thereafter	2,547
Total Future Minimum Lease Payments	29,634
Amounts Representing Interest	(2,497)
Present Value of Net Future Minimum Lease Payments	$27,137

Note 7. Other Derivatives

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

As of June 30, 2020 and December 31, 2019, the Company had one designated cash flow hedge notional interest rate swap transaction outstanding amounting to $100 million associated with the Company’s variable rate deposits. The Company recognized $829 thousand in noninterest income during March 2019 due to the termination of two of its interest rate swap transactions as part of the Company’s asset liability strategy as well as declines in market interest rates.

Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates (based on existing interest rates) that $1.3 million will be reclassified as an increase in interest expense.

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

As of June 30, 2020, the aggregate fair value of the derivative contract with credit risk contingent features (i.e., containing collateral posting or termination provisions based on our capital status) that was in a net liability position totaled $6.1 million. The Company has a minimum collateral posting threshold with its derivative counterparty. As of June 30, 2020, the Company was required to post collateral totaling $1.9 million with its derivative counterparty against its obligations under this agreement. If the Company had breached any provisions under the agreement at June 30, 2020, it could have been required to settle its obligations under the agreement at the termination value.

The table below identifies the balance sheet category and fair value of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of June 30, 2020 (unaudited) and December 31, 2019.

	June 30,2020			December 31,2019
	Notional		Balance Sheet	Notional		Balance Sheet
Derivatives designated as hedging instruments	Amount	Fair Value	Category	Amount	Fair Value	Category
Interest rate product	$100,000	$1,330	Other Liabilities	$100,000	$206	Other Liabilities

Derivatives not designated as hedging instruments

(dollars in thousands)
Interest rate product	$154,447	$4,523	Other Assets	$56,806	$311	Other Assets

(dollars in thousands)
Interest rate product	$154,447	$4,818	Other Liabilities	$56,806	$319	Other Liabilities
Other Contracts	27,150	150	Other Liabilities	27,384	86	Other Liabilities
	$181,597	$4,968	Other Liabilities	$84,190	$405	Other Liabilities

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the three and six months ended June 30, 2020 and 2019 (unaudited):

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of (Loss) Recognized in		Recognized from	Reclassified from Accumulated OCI
	OCI on Derivative		Accumulated Other	into Income
Derivatives in Subtopic 815-20 Hedging	Three Months Ended June 30,		Comprehensive Income into	Three Months Ended June 30,
Relationships (dollars in thousands)	2020	2019	Income	2020	2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(27)	$(834)	Interest Expense	$(394)	$313
Total	$(27)	$(834)		$(394)	$313

			Location of Gain or (Loss)
			Recognized from
			Accumulated Other	Amount of Gain or (Loss)
	Amount of (Loss) Recognized in		Comprehensive Income into	Reclassified from Accumulated OCI
	OCI on Derivative		Income	into Income
Derivatives in Subtopic 815-20 Hedging	Six Months Ended June 30,			Six Months Ended June 30,
Relationships (dollars in thousands)	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(1,548)	$(1,867)	Interest Expense	$(366)	$775
Interest Rate Products	—	—	Gain on sale of investment securities	—	829
Total	$(1,548)	$(1,867)		$(366)	$1,604

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited):

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Operation
	Location and Amount of Gain or (Loss) Recognized in Income on
	Fair Value and Cash Flow Hedging Relationships (in 000's)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2019

	Interest		Interest	Interest	Gain on sale of
	Expense		Expense	Expense	investment securities
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$(394)	$313	$(366)	$775	$829

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(394)	$313	$(366)	$775	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—	$829
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	$(394)	$313	$(366)	$775	$—
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component	$—	$—	$—	$—	$—

Effect of Derivatives Not Designated as Hedging Instruments on the Statements of Operation
		Amount of Gain or (Loss)		Amount of (Loss)
		Recognized in Income on		Recognized in Income on
	Location of Gain or	Derivative		Derivative
Derivatives Not Designated as Hedging	(Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Instruments under Subtopic 815-20	Income on Derivative	2020	2019	2020	2019
Interest Rate Products	Other income / (expense)	(118)	—	(286)	—
Other Contracts	Other income / (expense)	2	(29)	(64)	(42)
Total		(116)	(29)	(350)	(42)

Balance Sheet Offsetting: Our designated cash flow hedge interest rate derivatives are eligible for offset in the Consolidated Balance Sheets and are subject to master netting arrangements. Our derivative transactions with counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. The Company generally offsets such financial instruments for financial reporting purposes. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s cash flow hedge derivatives as of June 30, 2020 (unaudited) and December 31, 2019.

As of June 30, 2020
Net
Amounts of
		Gross	Assets	Gross Amounts Not Offset in the
	Gross	Amounts	presented	Balance Sheet
	Amounts of	Offset in	in the		Cash
	Recognized	the Balance	Balance	Financial	Collateral	Net
Offsetting of Derivative Assets (dollars in thousands)	Assets	Sheet	Sheet	Instruments	Posted	Amount
Derivatives	$4,523	$—	$4,523	$—	$—	$4,523

Net
Amounts of
		Gross	Liabilities	Gross Amounts Not Offset in the
	Gross	Amounts	presented	Balance Sheet
	Amounts of	Offset in	in the		Cash
	Recognized	the Balance	Balance	Financial	Collateral	Net
Offsetting of Derivative Liabilities (dollars in thousands)	Liabilities	Sheet	Sheet	Instruments	Posted	Amount
Derivatives	$6,297	$—	$6,297	$—	$2,170	$4,127

As of December 31, 2019
Net
Amounts of
		Gross	Assets	Gross Amounts Not Offset in the
	Gross	Amounts	presented	Balance Sheet
	Amounts of	Offset in	in the		Cash
	Recognized	the Balance	Balance	Financial	Collateral	Net
Offsetting of Derivative Assets (dollars in thousands)	Assets	Sheet	Sheet	Instruments	Posted	Amount
Derivatives	$311	$—	$311	$—	$—	$311

Net
Amounts of
		Gross	Liabilities	Gross Amounts Not Offset in the
	Gross	Amounts	presented	Balance Sheet
	Amounts of	Offset in	in the		Cash
	Recognized	the Balance	Balance	Financial	Collateral	Net
Offsetting of Derivative Liabilities (dollars in thousands)	Liabilities	Sheet	Sheet	Instruments	Posted	Amount
Derivatives	$611	$—	$611	$—	$500	$111

Note 8. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and six months ended June 30, 2020 and 2019 (unaudited) is presented in the table below. There were no residential real estate loans in the process of foreclosure as of June 30, 2020. For the three and six months ended June 30, 2020 and 2019, there were no sales of OREO property.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Beginning Balance	$8,237	$1,394	$1,487	$1,394
Real estate acquired from borrowers	—	—	6,750	—
Properties sold	—	—	—	—
Ending Balance	$8,237	$1,394	$8,237	$1,394

Note 9. Long-Term Borrowings

The following table presents information related to the Company’s long-term borrowings as of June 30, 2020 (unaudited) and December 31, 2019.

(dollars in thousands)	June 30, 2020	December 31, 2019
Subordinated Notes, 5.75%	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	150,000
FHLB Advance, 1.81%	50,000	—
Less: unamortized debt issuance costs	(2,118)	(2,313)
Long-term borrowings	$267,882	$217,687

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

On February 26, 2020, the Bank borrowed $50 million dollars under its borrowing arrangement with the Federal Home Loan Bank of Atlanta at a fixed rate of 1.81% with a maturity date of February 26, 2030 as part of the overall asset liability strategy and to support loan growth.

Note 10. Net Income per Common Share

The calculation of net income per common share for the three and six months ended June 30, 2020 and 2019 (unaudited) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Basic:
Net income	$28,856	$37,243	$51,979	$70,992
Average common shares outstanding	32,225	34,540	32,537	34,511
Basic net income per common share	$0.90	$1.08	$1.60	$2.06

Diluted:
Net income	$28,856	$37,243	$51,979	$70,992
Average common shares outstanding	32,225	34,540	32,537	34,511
Adjustment for common share equivalents	16	25	24	38
Average common shares outstanding-diluted	32,241	34,565	32,561	34,549
Diluted net income per common share	$0.90	$1.08	$1.60	$2.05

Anti-dilutive shares	49	2	26	19

Note 11. Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 (unaudited).

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2020
Net unrealized gain on securities available-for-sale	$2,506	$(636)	$1,870
Less: Reclassification adjustment for net gains included in net income	(713)	(176)	(537)
Total unrealized gain	1,793	(812)	1,333

Net unrealized loss on derivatives	(28)	3	(25)
Less: Reclassification adjustment for loss included in net income	393	98	295
Total unrealized gain	365	101	270

Other Comprehensive Income	$2,158	$(711)	$1,603

Three Months Ended June 30, 2019
Net unrealized gain on securities available-for-sale	$7,976	$2,051	$5,925
Less: Reclassification adjustment for net gains included in net income	(563)	(146)	(417)
Total unrealized gain	7,413	1,905	5,508

Net unrealized loss on derivatives	(171)	(342)	(513)
Less: Reclassification adjustment for gain included in net income	(319)	(83)	(236)
Total unrealized loss	(490)	259	(749)

Other Comprehensive Income	$6,923	$2,164	$4,759

Six Months Ended June 30, 2020
Net unrealized gain on securities available-for-sale	$16,172	$(4,483)	$11,689
Less: Reclassification adjustment for net gains included in net income	1,535	391	1,144
Total unrealized gain	17,707	(4,092)	12,833

Net unrealized loss on derivatives	(2,017)	671	(1,346)
Less: Reclassification adjustment for gain included in net income	299	77	222
Total unrealized loss	(1,718)	748	(1,124)

Other Comprehensive Income	$15,989	$(3,344)	$11,709

Six Months Ended June 30, 2019
Net unrealized gain on securities available-for-sale	$16,127	$(4,148)	$11,979
Less: Reclassification adjustment for net gains included in net income	(1,475)	(383)	(1,092)
Total unrealized gain	14,652	(4,531)	10,887

Net unrealized loss on derivatives	(2,234)	569	(1,665)
Less: Reclassification adjustment for gain included in net income	(1,594)	(414)	(1,180)
Total unrealized loss	(3,828)	155	(2,845)

Other Comprehensive Income	$10,824	$(4,376)	$8,042

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2020 and 2019 (unaudited).

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Three Months Ended June 30, 2020
Balance at Beginning of Period	$14,609	$(1,544)	$13,065
Other comprehensive income before reclassifications	1,870	565	2,435
Amounts reclassified from accumulated other comprehensive income (loss)	(537)	(295)	(832)
Net other comprehensive income during period	1,333	270	1,603
Balance at End of Period	$15,942	$(1,274)	$14,668

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Three Months Ended June 30, 2019
Balance at Beginning of Period	$(1,665)	$673	$(992)
Other comprehensive income (loss) before reclassifications	5,925	(513)	5,412
Amounts reclassified from accumulated other comprehensive income	(417)	(236)	(653)
Net other comprehensive income (loss) during period	5,508	(749)	4,759
Balance at End of Period	$3,843	$(76)	$3,767

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Six Months Ended June 30, 2020
Balance at Beginning of Period	$3,109	$(150)	$2,959
Other comprehensive income (loss) before reclassifications	13,977	(902)	13,075
Amounts reclassified from accumulated other comprehensive income	(1,144)	(222)	(1,366)
Net other comprehensive income (loss) during period	12,833	(1,124)	11,709
Balance at End of Period	$15,942	$(1,274)	$14,668

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Six Months Ended June 30, 2019
Balance at Beginning of Period	$(7,044)	$2,769	$(4,275)
Other comprehensive income (loss) before reclassifications	11,979	(1,665)	10,314
Amounts reclassified from accumulated other comprehensive income	(1,092)	(1,180)	(2,272)
Net other comprehensive income (loss) during period	10,887	(2,845)	8,042
Balance at End of Period	$3,843	$(76)	$3,767

The following tables present the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 (unaudited).

	Amount Reclassified from
	Accumulated Other		Affected Line Item in
Details about Accumulated Other	Comprehensive (Loss) Income		the Statement Where
Comprehensive Income Components	Three Months Ended June 30,		Net Income is Presented
(dollars in thousands)	2020	2019
Realized gain on sale of investment securities	$713	$563	Gain on sale of investment securities
Interest income derivative deposits	393	319	Interest expense on deposits
Income tax expense	(274)	(229)	Income Tax Expense
Total Reclassifications for the Period	$832	$653	Net Income

	Amount Reclassified from
	Accumulated Other		Affected Line Item in
Details about Accumulated Other	Comprehensive (Loss) Income		the Statement Where
Comprehensive Income Components	Six Months Ended June 30,		Net Income is Presented
(dollars in thousands)	2020	2019
Realized gain on sale of investment securities	$1,535	$1,475	Gain on sale of investment securities
Realized gain on swap termination	—	829	Gain on sale of investment securities
Interest income derivative deposits	299	765	Interest expense on deposits
Income tax expense	(468)	(797)	Income Tax Expense
Total Reclassifications for the Period	$1,366	$2,272	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 (unaudited) and December 31, 2019.

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
June 30, 2020
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$117,054	$—	$117,054
Residential mortgage backed securities	—	531,528	—	531,528
Municipal bonds	—	90,694	—	90,694
Corporate bonds	—	—	32,920	32,920
Other equity investments	—	—	198	198
Loans held for sale	—	68,433	—	68,433
Interest Rate Caps	—	4,454	—	4,454
Total assets measured at fair value on a recurring basis as of June 30, 2020	$—	$812,163	$33,118	$845,281
Liabilities:
Interest rate swap derivatives	$—	$1,330	$—	$1,330
Derivative liability	—	150	—	150
Interest Rate Caps	—	4,748	—	4,748
Total liabilities measured at fair value on a recurring basis as of June 30, 2020	$—	$6,228	$—	$6,228
December 31, 2019
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$179,794	$—	$179,794
Residential mortgage backed securities	—	543,852	—	543,852
Municipal bonds	—	73,931	—	73,931
Corporate bonds	—	—	10,733	10,733
U.S. Treasury	—	34,855	—	34,855
Other equity investments	—	—	198	198
Loans held for sale	—	56,707	—	56,707
Interest Rate Caps	—	317	—	317
Mortgage banking derivatives	—	—	280	280
Total assets measured at fair value on a recurring basis as of December 31, 2019	$—	$889,456	$11,211	$900,667
Liabilities:
Interest rate swap derivatives	$—	$203	$—	$203
Derivative liability	—	86	—	86
Interest Rate Caps	—	312	—	312
Mortgage banking derivatives	—	—	66	66
Total liabilities measured at fair value on a recurring basis as of December 31, 2019	$—	$601	$66	$667

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

The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of June 30, 2020 (unaudited) and December 31, 2019.

	June 30, 2020
		Aggregate
		Unpaid
		Principal
(dollars in thousands)	Fair Value	Balance	Difference
Loans held for sale	$68,433	$67,397	$1,036

	December 31, 2019
		Aggregate
		Unpaid
		Principal
(dollars in thousands)	Fair Value	Balance	Difference
Loans held for sale	$56,707	$55,834	$873

No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of June 30, 2020 or December 31, 2019.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2020	$10,931	$280	$11,211
Realized gain (loss) included in earnings	442	(280)	162
Unrealized gain included in other comprehensive income	1,280	—	1,280
Purchases of available-for-sale securities	41,547	—	41,547
Principal redemption	(21,082)	—	(21,082)
Ending balance at June 30, 2020	$33,118	$—	$33,118

Liabilities:
Beginning balance at January 1, 2020	$—	$66	$66
Realized loss included in earnings	—	(66)	(66)
Principal redemption	—	—	—
Ending balance at June 30, 2020	$—	$—	$—

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2019	$9,794	$229	$10,023
Realized (loss) gain included in earnings	(20)	51	31
Unrealized gain included in other comprehensive income	131	—	131
Purchases of available-for-sale securities	4,030	—	4,030
Principal redemption	(3,004)	—	(3,004)
Ending balance at December 31, 2019	$10,931	$280	$11,211

Liabilities:
Beginning balance at January 1, 2019	$—	$269	$269
Realized gain included in earnings	—	(203)	(203)
Principal redemption	—	—	—
Ending balance at December 31, 2019	$—	$66	$66

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

At June 30, 2020, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Pre Adoption of CECL: The Company did not record loans at fair value on a recurring basis; however, from time to time, a loan was considered impaired and an allowance for loan loss was established. The Company considered a loan impaired when it was probable that the Company would be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management had determined that nonaccrual loans and loans that had their terms restructured in a TDR met this impaired loan definition. Once a loan was identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans was estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represented loans for which the fair value of expected repayments or collateral exceeded the recorded investment in such loans.

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
June 30, 2020
Commercial	$—	$—	$18,047	$18,047
Income producing - commercial real estate	—	—	27,295	27,295
Owner occupied - commercial real estate	—	—	10,815	10,815
Real estate mortgage - residential	—	—	7,960	7,960
Construction - commercial and residential	—	—	5,385	5,385
Home equity	—	—	600	600
Other consumer	—	—	6	6
Other real estate owned	—	—	8,237	8,237
Total assets measured at fair value on a nonrecurring basis as of June 30, 2020	$—	$—	$78,345	$78,345

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
December 31, 2019
Impaired loans:
Commercial	$—	$—	$10,100	$10,100
Income producing - commercial real estate	—	—	11,948	11,948
Owner occupied - commercial real estate	—	—	6,934	6,934
Real estate mortgage - residential	—	—	4,981	4,981
Construction - commercial and residential	—	—	11,409	11,409
Home equity	—	—	387	387
Other real estate owned	—	—	1,487	1,487
Total assets measured at fair value on a nonrecurring basis as of December 31, 2019	$—	$—	$47,246	$47,246

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

The estimated fair value of the Company’s financial instruments at June 30, 2020 and December 31, 2019 are as follows:

			Fair Value Measurements
				Significant
				Other	Significant
			Quoted	Observable	Unobservable
	Carrying		Prices	Inputs	Inputs
(dollars in thousands)	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Assets
Cash and due from banks	$12,199	$12,199	$—	$12,199	$—
Federal funds sold	25,466	25,466	—	25,466	—
Interest bearing deposits with other banks	598,377	598,377	—	598,377	—
Investment securities	772,394	772,394	—	719,212	53,182
Federal Reserve and Federal Home Loan Bank stock	40,018	40,018	—	40,018	—
Loans held for sale	68,433	68,433	—	68,433	—
Loans	7,912,965	7,828,639	—	—	7,828,639
Bank owned life insurance	75,913	75,913	—	75,913	—
Annuity investment	14,480	14,480	—	14,480	—
Interest Rate Caps	4,454	4,454	—	4,454	—

Liabilities
Noninterest bearing deposits	2,416,058	2,416,058	—	2,416,058	—
Interest bearing deposits	4,366,421	4,366,421	—	4,366,421	—
Certificates of deposit	1,153,493	1,149,418	—	1,149,418	—
Customer repurchase agreements	31,198	31,198	—	31,198	—
Borrowings	567,882	548,808	—	548,808	—
Interest rate swap derivatives	1,330	1,330		1,330	—
Derivative liability	150	150	—	150	—
Interest Rate Caps	4,748	4,748	—	4,748	—

December 31, 2019
Assets
Cash and due from banks	$7,539	$7,539	$—	$7,539	$—
Federal funds sold	38,987	38,987	—	38,987	—
Interest bearing deposits with other banks	195,447	195,447	—	195,447	—
Investment securities	843,363	843,363	—	832,432	10,931
Federal Reserve and Federal Home Loan Bank stock	35,194	35,194	—	35,194	—
Loans held for sale	56,707	56,707	—	56,707	—
Loans	7,472,090	7,550,249	—	—	7,550,249
Bank owned life insurance	75,724	75,724	—	75,724	—
Annuity investment	14,697	14,697	—	14,697	—
Interest Rate Caps	280	280	—	280	—

Liabilities
Noninterest bearing deposits	2,064,367	2,064,367	—	2,064,367	—
Interest bearing deposits	3,876,985	3,876,985	—	3,876,985	—
Certificates of deposit	1,283,039	1,291,688	—	1,291,688	—
Customer repurchase agreements	30,980	30,980	—	30,980	—
Borrowings	467,687	328,330	—	328,330	—
Interest rate swap derivatives	203	203		203	—
Derivative liability	86	86	—	86	—
Interest Rate Caps	312	312	—	312	—
Mortgage banking derivatives	66	66	—	—	66

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

This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as “may,” “will,” “can,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “assume," "probable," "possible," "continue,” “should,” “could,” “would,” “strive," "seeks," "deem," "projections" "forecast," "consider," "indicative," "uncertainty," "likely," "unknown," "attributable," "depends," "intends," "generally," "feel" "typically," "judgment," "subjective" and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market (including the macroeconomic and other challenges and uncertainties resulting from the coronavirus (“COVID-19”) pandemic, including on our credit quality and business operations), interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors contained in this report and the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance. All information is as of the date of this report. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward looking statement for any reason.

GENERAL

The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating twenty-two years of successful operations. The Company provides general commercial and consumer banking services through EagleBank (the “Bank”), its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twenty branch offices, including nine in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C.

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

Impact of COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing nonessential businesses, directing individuals to restrict their movements, observe social distancing, and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to COVID-19 pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

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

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act created the Paycheck Protection Program (the "PPP"), a new program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.

As an SBA preferred lender, the Bank is participating in the PPP program, and at June 30, 2020, had an outstanding balance of PPP loans of $456 million to just over 1,400 businesses. The average interest rate on these loans is 1.00% and the average yield, which includes fee amortization, was 2.91% for the second quarter of 2020.

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

In response to the COVID-19 pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. Modifications under this program have predominantly been for a period of 90 days. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of June 30, 2020, we granted temporary modifications on approximately 708 loans representing $1.63 billion (approximately 20% of total loans) in outstanding exposure. Through July 31, 2020, we granted approximately 724 temporary modifications representing approximately $1.65 billion in outstanding exposure, including 20 temporary modifications representing $14.5 million that subsequently returned to pre-modification terms.

Some of these deferrals may not have met the criteria for treatment under U.S. generally accepted accounting principles ("GAAP") as troubled debt restructurings ("TDRs"). Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.

Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response, including maintaining record levels of on and off -balance sheet liquidity and have maintained well above well capitalized regulatory capital ratios. Furthermore, we suspended our share repurchase program during the first quarter of 2020. Accordingly, we made no share repurchases in the second quarter of 2020. The Board of Directors and management continue to monitor this area and may enter the markets from time to time as determined appropriate. Additionally, the economic pressures, coupled with the implementation of the expected loss methodology for determining our provision for credit losses as required by CECL, have contributed to an increased provision for credit losses for the first six months of 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act and other legislative and regulatory developments related to COVID-19; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.

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

Provision for Credit Losses and Provision for Unfunded Commitments

A consequence of lending activities is that we may incur credit losses, so we record an allowance for credit losses ("ACL") with respect to loan receivables and a reserve for unfunded commitments (“RUC”) as estimates of those losses. The amount of such losses will vary depending upon the risk characteristics of the loan portfolio as affected by economic conditions such as changes in interest rates, the financial performance of borrowers and unemployment rates.

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

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses and the RUC. Our determination of the amount of the allowance for credit losses requires significant reliance on the credit risk rating we assign to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on loans, significant reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of economic factors, and the reliance on our reasonable and supportable forecasts. The Company uses the discounted cash flow (“DCF”) method to estimate expected credit losses for the commercial, income producing – commercial real estate, owner occupied – commercial real estate, real estate mortgage – residential, construction – commercial and residential, construction – C&I (owner occupied), home equity, and other consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, probability of default, and loss given default. The modeling of expected prepayment speeds are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts national unemployment as an initial loss driver, which is next adjusted to estimate regional unemployment rates. For all DCF models, management has determined that eight quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over twelve months on a straight-line basis. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period. PPP loans are included in the model but do not carry a reserve, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government.

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

Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. For example, the COVID-19 pandemic has negatively impacted unemployment projections, which inform our CECL economic forecast and increased our loss reserve as of June 30, 2020. See Notes 1 and 5 to the Consolidated Financial Statements, the “Provision for Credit Losses” section in Management’s Discussion and Analysis, and the COVID-19 risk factors in Item 1A for more information on the provision for credit losses.

Goodwill

As of June 30, 2020 COVID-19 caused the occurrence of what management deemed to be a triggering event that caused us to perform a goodwill impairment test to determine if an impairment charge was required for that period. Determining the fair value of a reporting unit under the goodwill impairment test involves judgement and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of the assessment of all reporting units, the Company concluded that no impairment existed as of June 30, 2020. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the three months ended June 30, 2020 was $28.9 million compared to $37.2 million net income for the three months ended June 30, 2019, a 23% decrease. Net income per basic and diluted common share for the three months ended June 30, 2020 was $0.90 compared to $1.08 per basic and diluted common share for the same period in 2019, a 17% decrease.

Net income declined for the three months ended June 30, 2020 relative to the same period in 2019 due substantially to increased provisioning for credit losses offset by higher noninterest income (as discussed below). In particular, the provision for credit losses increased to $19.7 million for the three months ended June 30, 2020 compared to $3.6 million for the same period in 2019, a 448% increase, as the Company implemented CECL effective January 1, 2020 and increased reserves associated with the impact of COVID-19. See Note 1 and Note 5 for further detail on CECL.

The provision for income taxes for the three months ended June 30, 2020 was $9.4 million, a decrease of $4.1 million, or 30%, compared to the same period in 2019. The decrease in income taxes was primarily due to a significant decline in pre-tax income for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to increased credit reserves significantly attributable to COVID-19, and a decrease in disallowed compensation deductions for key executives, mainly related to share based compensation awards and other compensation of our former CEO and Chairman who resigned in March 2019.

The most significant portion of revenue (i.e. net interest income plus noninterest income) is net interest income, which remained relatively stable for the three months ended June 30, 2020 over the same period in 2019 ($81.4 million as compared to $81.3 million). This was largely attributable to the growth in average earning assets effectively  offset by a decline in the net interest margin.

For the three months ended June 30, 2020, the Company reported an annualized return on average assets (“ROAA”) of 1.12% as compared to 1.74% for the three months ended June 30, 2019. Total shareholders’ equity was $1.19 billion at both June 30, 2020 and December 31, 2019, a decrease of less than 1%. The annualized return on average common equity (“ROACE”) for the three months ended June 30, 2020 was 9.84% as compared to 12.81% for the three months ended June 30, 2019. The annualized return on average tangible common equity (“ROATCE”) for the three months ended June 30, 2020 was 10.80% as compared to 14.08% for the three months ended June 30, 2019. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The decline in these ratios was primarily due to the implementation of CECL and COVID-19 impacts and to a lower net interest margin.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 3.26% for the three months ended June 30, 2020 and 3.91% for the same period in 2019. Average earning asset yields decreased 130 basis points to 3.91% for the three months ended June 30, 2020, as compared to 5.21% for the same period in 2019. The average cost of interest bearing liabilities decreased by 105 basis points (to 1.01% from 2.06%) for the three months ended June 30, 2020 as compared to the same period in 2019. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 25 basis points for the three months ended June 30, 2020 as compared to 2019 (2.90% as compared to 3.15%).

The benefit of noninterest sources funding earning assets decreased by 40 basis points to 36 basis points from 76 basis points for the three months ended June 30, 2020 as compared to the same period in 2019, due to significantly lower market interest rates. The combination of a 25 basis point decrease in the net interest spread and a 40 basis point decrease in the value of noninterest sources resulted in a 65 basis point decrease in the net interest margin for the three months ended June 30, 2020 as compared to the same period in 2019.

The provision for credit losses was $19.7 million for the three months ended June 30, 2020 as compared to $3.6 million for the three months ended June 30, 2019. The higher provisioning in the second quarter of 2020, as compared to the second quarter of 2019, is primarily due to the implementation of the CECL accounting standard for loan loss allowances, as well as COVID-19 impacts and higher net charge-offs primarily related to COVID-19 effects. Net charge-offs of $7.1 million in the second quarter of 2020 represented an annualized 0.36% of average loans, excluding loans held for sale, as compared to $1.5 million, or an annualized 0.08% of average loans, excluding loans held for sale, in the second quarter of 2019. Net charge-offs in the second quarter of 2020 were attributable primarily to one commercial relationship to a personal services company that ceased business operations as a result of COVID-19.

At June 30, 2020 the allowance for credit losses represented 1.36% of loans outstanding, as compared to 0.98% at December 31, 2019. The allowance for credit losses represented 185% of nonperforming loans at June 30, 2020, as compared to 151% at December 31, 2019. The higher coverage ratio was due to an increase in the allowance at June 30, 2020, substantially due to the implementation of CECL and the impact of COVID-19 on our expected future credit losses.

Total noninterest income for the three months ended June 30, 2020 increased to $12.5 million from $6.4 million for the three months ended June 30, 2019, a 96% increase. Service charges on deposits for the three months ended June 30, 2020 decreased to $942 thousand from $1.6 million for the three months ended June 30, 2019, a 41% decrease, due to lesser insufficient funds fees. Gain on sale of loans for the three months ended June 30, 2020 increased to $3.1 million from $1.9 million for the three months ended June 30, 2019, a 60% increase, due to higher gains on the sale of residential mortgage loans ($1.2 million). Other income for the three months ended June 30, 2020 increased to $6.9 million from $1.8 million for the three months ended June 30, 2019, a 277% increase, due substantially to higher gains associated with the origination, securitization, sale and servicing of FHA loans ($2.5 million), $1.4 million higher small business investment company (“SBIC”) income related to a Community Reinvestment Act (“CRA”) qualified investment fund, $921 thousand higher swap fee income, and $591 thousand higher prepayment fees. Net investment gains on sale were $713 thousand for the three months ended June 30, 2020 compared to $563 thousand for the same period in 2019. Residential mortgage loans closed were $308 million for the second quarter of 2020 as compared to $152 million for the second quarter of 2019.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 37.18% for the second quarter of 2020, as compared to 38.04% for the second quarter of 2019. Noninterest expenses totaled $34.9 million for the three months ended June 30, 2020, as compared to $33.4 million for the three months ended June 30, 2019, a 5% increase.

Salaries and employee benefits were $17.1 million for the three months ended June 30, 2020, as compared to $17.7 million for the same period in 2019, a decrease of $639 thousand or 4%.

Data processing expenses were $2.8 million for the three months ended June 30, 2020 compared to $2.6 million for the same period in 2019, a 6% increase.

Legal, accounting and professional fees increased $1.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The reasons for the decrease in salaries and employee benefits and the increase in legal, accounting and professional fees for the periods noted above are discussed in the “Noninterest Expense” section.

FDIC expenses were $2.0 million for the three months ended June 30, 2020 compared to $1.1 million for the same period in 2019, a 76% increase, due to a higher assessment base resulting from growth in total assets.

Other expenses were $4.5 million for the three months ended June 30, 2020 compared to $4.2 million for the same period in 2019, a 6% increase, due primarily to $940 thousand higher other real estate owned ("OREO") expense offset by lower broker fees ($497 thousand).

Net income for the six months ended June 30, 2020 was $52.0 million compared to $71.0 million for the six months ended June 30, 2019, a 27% decrease. Net income per basic common share for the six months ended June 30, 2020 was $1.60 compared to $2.06 per basic common share for the same period in 2019, a 22% decrease. Net income per diluted common share for the six months ended June 30, 2020 was $1.60 compared to $2.05 per diluted common share for the same period in 2019, a 22% decrease.

Net income declined for the six months ended June 30, 2020 relative to the same period in 2019 due substantially to increased provisioning for credit losses offset by higher noninterest income (as discussed below). In particular, the provision for credit losses increased to $34.0 million for the six months ended June 30, 2020 compared to $7.0 million for the same period in 2019, a 389% increase, as the Company implemented CECL effective January 1, 2020 and increased reserves associated with the impact of COVID-19 through the second quarter of 2020. See Note 1 and Note 5 for further detail on CECL.

The provision for income taxes was $17.8 million for the six months ended June 30, 2020, a decrease of $7.6 million, or 30%, compared to the same period in 2019. The decrease was primarily due to a significant decline in pre-tax income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, and a decrease in disallowed compensation deductions for key executives, mainly related to share based compensation awards and other compensation of our former CEO and Chairman who resigned in March 2019. The decrease in the effective income tax rate was recorded in the second quarter of 2020 based on a reduced pre-tax income budget for the year due to increased credit reserves significantly attributable to COVID-19.

Net interest income decreased by less than 1% for the six months ended June 30, 2020 over the same period in 2019 ($161.1 million as compared to $162.3 million). This was largely attributable to growth in average earning assets effectively offset by a decline in the net interest margin.

For the six months ended June 30, 2020, the Company reported an annualized ROAA of 1.06% as compared to 1.68% for the six months ended June 30, 2019. The annualized ROACE for the six months ended June 30, 2020 was 8.82% as compared to 12.47% for the six months ended June 30, 2019. The annualized ROATCE for the six months ended June 30, 2020 was 9.67% as compared to 13.73% for the six months ended June 30, 2019. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The decline in these ratios was primarily due to the implementation of CECL and COVID-19 impacts and to a lower net interest margin.

The net interest margin was 3.36% for the six months ended June 30, 2020 and 3.97% for the same period in 2019. Average earning asset yields decreased 100 basis points to 4.21% for the six months ended June 30, 2020, as compared to 5.21% for the same period in 2019. The average cost of interest bearing liabilities decreased by 70 basis points (to 1.31% from 2.01)% for the six months ended June 30, 2020 as compared to the same period in 2019. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 25 basis points for the six months ended June 30, 2020 as compared to 2019 (2.90% as compared to 3.20)%.

The benefit of noninterest sources funding earning assets decreased by 31 basis points to 46 basis points from 77 basis points for the six months ended June 30, 2020 as compared to the same period in 2019 due to significantly lower market interest rates. The combination of a 30 basis point decrease in the net interest spread and a 31 basis point decrease in the value of noninterest sources resulted in a 61 basis point decrease in the net interest margin for the six months ended June 30, 2020 as compared to the same period in 2019. Despite currently having lesser value resulting from lower interest rates, the Company continues to consider the value of its noninterest sources of funds as very significant to its business model and its overall profitability over the longer term.

The Company believes it has effectively managed its net interest income over the past twelve months as market interest rates have trended sharply lower. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 87% of the Company's total revenue for the three months ended June 30, 2020.

For the first six months ended June 30, 2020, total loans grew 6% over December 31, 2019, and average loans were 10% higher in the first six months of 2020 as compared to the first six months of 2019. At June 30, 2020, total deposits were 10% higher than deposits at December 31, 2019, while average deposits were 17% higher for the first six months of 2020 compared with the first six months of 2019.

In order to fund growth in average loans of 10% over the six months ended June 30, 2020 as compared to the same period in 2019, as well as sustain significant liquidity, the Company has relied on funding from interest bearing accounts primarily as a result of inflows from certain financial intermediary relationships as their clients moved to a more significant cash position in light of COVID-19 concerns.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 81% and 87% of average earning assets for the first six months of 2020 and 2019, respectively. For the first six months of 2020, as compared to the same period in 2019, average loans, excluding loans held for sale, increased $683.1 million, or 10%, due primarily to growth in income producing - commercial real estate, commercial and PPP loans. Average investment securities for the six months ended June 30, 2020 and 2019 amounted to 2% and 3% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 10% and 4% of average earning assets for the first six months of 2020 and 2019, respectively.

The provision for credit losses was $34.0 million for the six months ended June 30, 2020 as compared to $7.0 million for the six months ended June 30, 2019. The higher provisioning for the six months ended June 30, 2020, as compared to the same period in 2019, is primarily due to the implementation of CECL and the impact of COVID-19 on our actual and expected future credit losses. Net charge-offs of $9.4 million for the six months ended June 30, 2020 represented an annualized 0.24% of average loans, excluding loans held for sale, as compared to $4.8 million, or an annualized 0.13% of average loans, excluding loans held for sale, in the first six months of 2019. Net charge-offs in the first six months of 2020 were attributable to commercial loans ($7.1 million) and commercial real estate loans ($2.3 million).

Total noninterest income for the six months ended June 30, 2020 increased to $18.0 million from $12.7 million for the six months ended June 30, 2019, a 42% increase. Service charges on deposits for the six months ended June 30, 2020 decreased to $2.4 million from $3.3 million for the six months ended June 30, 2019, a 28% decrease, due to lesser insufficient funds fees. Gain on sale of loans for the six months ended June 30, 2020 increased to $4.0 million from $3.3 million for the six months ended June 30, 2019, a 22% increase, due to higher gains on the sale of residential mortgage loans ($718 thousand). Residential lending gains for the first six months of 2020 are net of $2.6 million in hedge and mark to market losses incurred during the first quarter of 2020 attributable to the Federal Reserve’s market actions negatively impacting mortgage backed securities pricing combined with sharp declines in servicing right valuations associated with investor uncertainty surrounding COVID-19 at the end of March. Other income for the six months ended June 30, 2020 increased to $8.8 million from $3.7 million for the six months ended June 30, 2019, a 137% increase due substantially to higher gains associated with the origination, securitization, sale and servicing of FHA loans ($2.5 million), $1.4 million higher SBIC income related to a CRA qualified investment fund, $1.1 million higher swap fee income, and $380 thousand higher prepayment fees. Net investment gains were $1.5 million for both the six months ended June 30, 2020 and 2019. Residential mortgage loans closed were $501 million for the first six months of 2020 as compared to $246 million for the first six months of 2019.

For the first six months of 2020, the efficiency ratio was 40.34% as compared to 40.95% for the same period in 2019.

Noninterest expenses totaled $72.2 million for the six months ended June 30, 2020, as compared to $71.7 million for the six months ended June 30, 2019, a 1% increase. Noninterest expenses in 2020 periods increased slightly from the 2019 amounts primarily because of increased legal expenses. This increase was almost entirely offset by not having the nonrecurring costs related to the former CEO retirement that were present in the 2019 period.

Salaries and employee benefits were $34.9 million for the six months ended June 30, 2020, as compared to $41.4 million for the same period in 2019, a decrease of $6.5 million or 16%. Legal, accounting and professional fees increased $6.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The reason for the decrease in salaries and employee benefits and increase in legal, accounting and professional fees for the periods noted above are further discussed in the “Noninterest Expense” section.

Data processing expenses were $5.3 million for the six months ended June 30, 2020 compared to $5.0 million for the same period in 2019, a 6% increase.

FDIC expenses were $3.4 million for the six months ended June 30, 2020 compared to $2.2 million for the same period in 2019, a 52% increase, due to a higher assessment base resulting from growth in total assets.

Other expenses were $8.2 million for the six months ended June 30, 2020 compared to $8.7 million over the same period ended June 30, 2019, a 5% decrease, due primarily to lower broker fees ($1.6 million) partially offset by $940 thousand higher other real estate owned (“OREO”) expense.

The ratio of common equity to total assets decreased to 12.12% at June 30, 2020 from 13.25% at December 31, 2019, due  to total assets growing faster than common equity, including common equity reductions due to $44 million in share repurchase activity, the approximately $11 million charge to common equity due to implementation of CECL on January 1, 2020, and COVID-19’s impact on our  loan loss provisioning as discussed in the “Earnings Summary” above. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

Net interest income was $81.4 million for the three months ended June 30, 2020 and $81.3 million for the same period in 2019. The lack of growth was primarily the result of lesser average yields on loans (4.63% as compared to 5.61%) effectively offset by growth in average earning assets of 21%. The addition of the PPP loans at an average yield of 2.91% for the quarter negatively impacted the overall yield of the total loan portfolio by approximately seven basis points.

For the six months ended June 30, 2020, net interest income decreased by $1.2 million, average loans increased by $683.1 million, and average deposits increased by $1.15 billion over the same period for 2019. The addition of the PPP loans at an average yield of 2.91% for the six months ended June 30, 2020 negatively impacted the overall yield of the total loan portfolio by approximately four basis points.

The net interest margin was 3.26% for the second quarter of 2020 and 3.91% for the second quarter of 2019. In the second quarter of 2020, as average U.S. Treasury rates in the two to five year range declined significantly by about 80-90 basis points and the average yield curve remained fairly flat, we experienced 23 basis points of net interest margin compression (from 3.49% to 3.26%) as compared to the first quarter of 2020. In addition, our cost of funds declined 65 basis points (from 1.30% to 0.65%), while the yield on earning assets declined by 130 basis points (from 5.21% to 3.91%). At June 30, 2020, the Bank had $456 million of outstanding PPP loans with an average rate of 1.00% and an average yield, which includes fee amortization, of 2.91% for the second quarter of 2020. The lower loan yield on these PPP loans negatively affected second quarter loan portfolio yields by seven basis points. Substantially higher average liquidity in the second quarter compared to the first quarter of 2020 contributed to the net interest margin compression as average deposit growth outweighed average loan growth. For the three months ended June 30, 2020, average loans increased by $754.9 million and average deposits increased by $1.59 billion over the same period for 2019. Average liquidity for the second quarter was $1.1 billion as compared to $229 million for the second quarter of 2019. The yield on our substantial level of variable rate loans was negatively impacted by the much lower interest rate environment in the second quarter of 2020, including a 105 basis point decline in the average one-month LIBOR rate. A substantial portion of the variable rate loans portfolio has interest rate floors which cushioned the decline in loan yields.

The net interest margin was 3.36% for the six months ended June 30, 2020 and 3.97% for the same period in 2019.

The low interest rate environment in the second quarter of 2020 reduced interest income on floating-rate commercial loans as well as liquid assets and reduced depositor expectations concerning deposit rates. Because of the need to maintain higher levels of liquidity and delays in business investment activity due to COVID-19 disruptions, interest rates and margins can be expected to remain low. As business conditions adjust to the new operating environment, deposit competition is expected to be more of a factor in influencing deposit rates than it was in the period immediately following the COVID-19 outbreak.

The tables below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three and six months ended June 30, 2020 and 2019. Included in the tables are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,
	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,102,931	$161	0.06%	$209,096	$1,105	2.12%
Loans held for sale (1)	80,227	686	3.42%	34,760	349	4.02%
Loans (1) (2)	8,015,751	92,242	4.63%	7,260,899	101,540	5.61%
Investment securities available for sale (2)	821,340	4,571	2.24%	803,207	5,238	2.62%
Federal funds sold	36,251	12	0.13%	20,361	47	0.93%
Total interest earning assets	10,056,500	97,672	3.91%	8,328,323	108,279	5.21%

Total noninterest earning assets	373,842			337,172
Less: allowance for credit losses	103,633			69,972
Total noninterest earning assets	270,209			267,200
TOTAL ASSETS	$10,326,709			$8,595,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$801,508	$530	0.27%	$705,628	$1,197	0.68%
Savings and money market	3,914,916	5,608	0.58%	2,628,255	12,279	1.87%
Time deposits	1,199,946	6,376	2.14%	1,442,197	8,985	2.50%
Total interest bearing deposits	5,916,370	12,514	0.85%	4,776,080	22,461	1.89%
Customer repurchase agreements	30,611	86	1.13%	33,248	75	0.90%
Other short-term borrowings	300,003	501	0.66%	219,508	1,435	2.59%
Long-term borrowings	267,849	3,208	4.74%	217,458	2,979	5.42%
Total interest bearing liabilities	6,514,833	16,309	1.01%	5,246,294	26,950	2.06%

Noninterest bearing liabilities:
Noninterest bearing demand	2,566,348			2,117,901
Other liabilities	66,076			64,841
Total noninterest bearing liabilities	2,632,424			2,182,742

Shareholders’ Equity	1,179,452			1,166,487
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,326,709			$8,595,523

Net interest income		$81,363			$81,329
Net interest spread			2.90%			3.15%
Net interest margin			3.26%			3.91%
Cost of funds			0.65%			1.30%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $6.3 million and $4.7 million for the three months ended June 30, 2020 and 2019, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$845,540	$1,720	0.41%	$254,804	$2,771	2.19%
Loans held for sale (1)	59,488	1,040	3.50%	26,386	550	4.17%
Loans (1) (2)	7,833,372	188,643	4.84%	7,150,300	199,160	5.62%
Investment securities available-for-sale (2)	844,503	9,998	2.38%	806,858	10,836	2.71%
Federal funds sold	33,434	72	0.43%	19,063	96	1.02%
Total interest earning assets	9,616,337	201,473	4.21%	8,257,411	213,413	5.21%

Total noninterest earning assets	365,080			338,290
Less: allowance for credit losses	94,231			69,713
Total noninterest earning assets	270,849			268,577
TOTAL ASSETS	$9,887,186			$8,525,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$803,321	$2,196	0.55%	$648,557	$2,378	0.74%
Savings and money market	3,626,437	16,690	0.93%	2,709,950	24,242	1.80%
Time deposits	1,243,628	14,174	2.29%	1,386,876	16,741	2.43%
Total interest bearing deposits	5,673,386	33,060	1.17%	4,745,383	43,361	1.84%
Customer repurchase agreements	30,310	173	1.15%	30,536	173	1.14%
Other short-term borrowings	260,030	858	0.65%	120,832	1,575	2.59%
Long-term borrowings	251,866	6,275	4.93%	217,408	5,958	5.45%
Total interest bearing liabilities	6,215,592	40,366	1.31%	5,114,159	51,067	2.01%

Noninterest bearing liabilities:
Noninterest bearing demand	2,416,355			2,195,084
Other liabilities	69,923			68,963
Total noninterest bearing liabilities	2,486,278			2,264,047

Shareholders’ equity	1,185,316			1,147,782
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,887,186			$8,525,988

Net interest income		$161,107			$162,346
Net interest spread			2.90%			3.20%
Net interest margin			3.36%			3.97%
Cost of funds			0.85%			1.24%
(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $10.7 million and $8.8 million for the six months ended June 30, 2020 and 2019, respectively.
(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Provision for Credit Losses

The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL on loans and the ACL on available for sale investment securities. The amount of the allowance for credit losses on loans is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank.

The provision for unfunded commitments is presented separately on the Statement of Operations. This provision considers the probability that unfunded commitments will fund.

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

The results of this process, in combination with conclusions of the Bank’s outside consultants’ review of the risk inherent in the loan portfolio, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under “Critical Accounting Policies” above and in Note 1 to the Consolidated Financial Statements for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table on page 57 which reflects activity in the allowance for credit losses.

During the three months ended June 30, 2020, the ACL on loans reflected $19.6 million in provision for credit losses attributable to the ACL for loans and $7.1 million in net charge-offs, which were attributable primarily to one commercial relationship to a personal services company that ceased business operations as a result of COVID-19. The provision for credit losses on loans was $19.6 million for the three months ended June 30, 2020 as compared to $3.6 million for the same period in 2019. Net charge-offs of $7.1 million in the second quarter of 2020 represented an annualized 0.36% of average loans, excluding loans held for sale, as compared to $1.5 million, or an annualized 0.08% of average loans, excluding loans held for sale, in the second quarter of 2019.

During the six months ended June 30, 2020, the ACL on loans reflected $33.9 million in provision for credit losses attributable to the ACL for loans, a day one CECL impact of $10.6 million charged to retained earnings, and $9.4 million in net charge-offs during the period. The provision for credit losses on loans was $33.9 million for the six months ended June 30, 2020 as compared to $7.0 million for the same period in 2019. Net charge-offs of $9.4 million in the first six months of 2020 represented an annualized 0.24% of average loans, excluding loans held for sale, as compared to $4.8 million, or an annualized 0.13% of average loans, excluding loans held for sale, in the first six months of 2019.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated (unaudited).

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Balance at beginning of period, prior to adoption of CECL	$73,658	$69,944
Impact of adopting CECL	10,614
Charge-offs:
Commercial	7,145	5
Income producing - commercial real estate	550	5,343
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	1,768	—
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	—	2
Total charge-offs	9,463	5,350

Recoveries:
Commercial	74	167
Income producing - commercial real estate	—	302
Owner occupied - commercial real estate	—	2
Real estate mortgage - residential	—	3
Construction - commercial and residential	—	37
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	4	21
Total recoveries	78	532
Net charge-offs	9,385	4,818
Provision for Credit Losses- Loans	33,909	6,960
Balance at end of period	$108,796	$72,086

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.24%	0.13%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category. Balances as of June 30, 2020 are calculated under CECL whereas balances as of December 31, 2019 are calculated under GAAP applicable at that time, the incurred loss model.

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$28,078	20%	$18,169	20%
PPP loans	—	6%	—	—
Income producing - commercial real estate	51,863	46%	28,527	50%
Owner occupied - commercial real estate	12,341	12%	5,598	13%
Real estate mortgage - residential	1,550	1%	1,352	1%
Construction - commercial and residential	11,410	12%	17,739	14%
Construction - C&I (owner occupied)	2,398	2%	1,533	1%
Home equity	1,112	1%	575	1%
Other consumer	44	—	227	—
Total allowance	$108,796	100%	$73,720	100%
(1)Represents the percent of loans in each category to total loans.

For the three months ended June 30, 2020, after the initial adjustment to the allowance for credit losses on loans as of January 1, 2020, we further increased the allowance for credit losses on loans by $19.6 million and $33.9 million, respectively.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, and nonaccrual loans, which includes the nonperforming portion of TDRs and OREO, totaled $67.2 million at June 30, 2020 representing 0.69% of total assets, as compared to $50.2 million of nonperforming assets, or 0.56% of total assets, at December 31, 2019.

The Company had no accruing loans 90 days or more past due at June 30, 2020. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.36% of total loans at June 30, 2020, is adequate to absorb expected credit losses within the loan portfolio at that date.

The updated standard allows for institutions to evaluate individual loans in the event that the asset does not share similar risk characteristics with its original segmentation. This can occur due to credit deterioration, increased collateral dependency or other factors leading to impairment. In particular, the Company individually evaluates loans on non-accrual and those identified as TDRs, though it may individually evaluate other loans or groups of loans as well if it determines they no longer share similar risk with their assigned segment. Reserves on individually assessed loans are determined by one of two methods: the fair value of collateral or the discounted cash flow. Fair value of collateral is used for loans determined to be collateral dependent, and the fair value represents the net realizable value of the collateral, adjusted for sales costs, commissions, senior liens, etc. Discounted cash flow is used on loans that are not collateral dependent where structural concessions have been made and continuing payments are expected. The continuing payments are discounted over the expected life at the loan’s original contract rate and include adjustments for risk of default.

Under the incurred loss methodology that the Company applied as of December 31, 2019 included in nonperforming assets were loans that the Company considered to be impaired. Impaired loans were defined as those as to which we believed it is probable that we would not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms had been modified in a TDR that had not shown a period of performance as required under applicable accounting standards. Valuation allowances for those loans determined to be impaired were evaluated in accordance with ASC Topic 310—“Receivables,” and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan was determined by current appraised value less estimated costs to sell the underlying collateral, which may have been adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi-unit real estate project may have indicated the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans were updated on a not less than annual basis.

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had thirteen TDRs at June 30, 2020 totaling approximately $20.3 million. Ten of these loans totaling approximately $12.3 million are performing under their modified terms. For the first six months of 2020 and 2019, there was one performing TDR loan totaling $5.5 million and  one performing TDR loan totaling $2.3 million, respectively, that defaulted on its modified terms. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For both the three months ended June 30, 2020 and 2019, there were no loans modified in a TDR. There is uncertainty regarding the region’s overall economic outlook given lack of clarity over how long COVID-19 will continue to impact our region. Management has been working with customers on payment deferrals to assist companies in managing through this crisis. These deferrals amounted to 708 notes and $1.63 billion at June 30, 2020 (approximately 20% of total loans). Through July 31, 2020, we granted approximately 724 temporary modifications representing approximately $1.65 billion in outstanding exposure, including 20 temporary modifications representing $14.5 million that subsequently returned to pre-modification terms. Some of these deferrals may not have met the criteria for treatment under U.S. GAAP as TDRs. Additionally, none of the deferrals are reflected in the Company’s asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as TDRs. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board. Other loan portfolio areas of concern and additional COVID-19 loan related matters are discussed below.

Total nonperforming loans amounted to $59.0 million at June 30, 2020 (0.74% of total loans) compared to $48.7 million at December 31, 2019 (0.65% of total loans).

Included in nonperforming assets at June 30, 2020 was $8.2 million of OREO consisting of five foreclosed properties. This compared to $1.5 million of OREO, consisting of three foreclosed properties at December 31, 2019. The increase was due to foreclosures involving two ultra high-end residential properties located in Washington, D.C. The Company is continuing to see softness in the market for ultra high-end residential properties. This is particularly true in light of COVID-19 and the related limitations in marketing residential properties.

The Company had one foreclosed property with a net carrying value of $1.4 million at June 30, 2019. OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were no sales of OREO property during the first six months of 2020 and 2019.

The following table shows the amounts of nonperforming assets at the dates indicated (unaudited for June 30, 2020).

	June 30,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual Loans:
Commercial	$16,721	$14,928
Income producing - commercial real estate	17,278	9,711
Owner occupied - commercial real estate	10,755	6,463
Real estate mortgage - residential	8,217	5,631
Construction - commercial and residential	5,385	11,509
Construction - C&I (owner occupied)	—	—
Home equity	600	487
Loans held for sale	—	—
Other consumer	6	—
Accrual loans-past due 90 days	—	—
Total nonperforming loans (1)	58,962	48,729
Other real estate owned	8,237	1,487
Total nonperforming assets	$67,199	$50,216

Coverage ratio, allowance for credit losses to total nonperforming loans	184.52%	151.16%
Ratio of nonperforming loans to total loans	0.74%	0.65%
Ratio of nonperforming assets to total assets	0.69%	0.56%
(1)

Nonaccrual loans reported in the table above include one loan totaling $5.5 million that migrated from a performing TDR during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 when there was one loan totaling $2.3 million that migrated from a performing TDR.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At June 30, 2020, there were $16.0 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 days past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. Potential problem loans decreased to $16.0 million at June 30, 2020 from $20.0 million at December 31, 2019. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the three months ended June 30, 2020 increased to $12.5 million from $6.4 million for the three months ended June 30, 2019, a 96% increase. Service charges on deposits for the three months ended June 30, 2020 decreased to $942 thousand from $1.6 million for the three months ended June 30, 2019, a 41% decrease, due to lesser insufficient funds fees. Gain on sale of loans for the three months ended June 30, 2020 increased to $3.1 million from $1.9 million for the three months ended June 30, 2019, a 60% increase, due to higher gains on the sale of residential mortgage loans ($1.2 million). Residential mortgage loans closed were $308 million for the second quarter of 2020 as compared to $152 million for the second quarter of 2019. Other income for the three months ended June 30, 2020 increased to $6.9 million from $1.8 million for the three months ended June 30, 2019, a 277% increase, due substantially to higher gains associated with the origination, securitization, sale and servicing of FHA loans ($2.5 million), $1.4 million higher small business investment company (“SBIC”) income related to a Community Reinvestment Act (“CRA”) qualified investment fund, $921 thousand higher swap fee income, and $591 thousand higher prepayment fees. Net investment gains on sale were $713 thousand for the three months ended June 30, 2020 compared to $563 thousand for the same period in 2019.

Total noninterest income for the six months ended June 30, 2020 increased to $18.0 million from $12.7 million for the six months ended June 30, 2019, a 42% increase. Service charges on deposits for the six months ended June 30, 2020 decreased to $2.4 million from $3.3 million for the six months ended June 30, 2019, a 28% decrease, due to lesser insufficient funds fees. Gain on sale of loans for the six months ended June 30, 2020 increased to $4.0 million from $3.3 million for the six months ended June 30, 2019, a 22% increase, due to higher gains on the sale of residential mortgage loans ($718 thousand). Residential mortgage loans closed were $501 million for the first six months of 2020 as compared to $246 million for the first six months of 2019. Residential lending gains for the first six months of 2020 include $2.6 million in hedge and mark to market losses incurred during the first quarter of 2020 attributable to the Federal Reserve’s market actions negatively impacting mortgage backed securities pricing combined with sharp declines in servicing right valuations associated with investor uncertainty surrounding COVID-19 at the end of March. Other income for the six months ended June 30, 2020 increased to $8.8 million from $3.7 million for the six months ended June 30, 2019, a 137% increase due substantially to higher gains associated with the origination, securitization, sale and servicing of FHA loans ($2.5 million), $1.4 million higher SBIC income related to a CRA qualified investment fund, $1.1 million higher swap fee income, and $380 thousand higher prepayment fees. Net investment gains were $1.5 million for both the six months ended June 30, 2020 and 2019.

Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At June 30, 2020, the Company had no funds advanced outstanding under FHA mortgage loan servicing agreements. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Loans sold are subject to repurchase in circumstances where documentation is deficient, the underlying loan becomes delinquent, or there is fraud by the borrower. Loans sold are subject to penalty if the loan pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under GAAP for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended June 30, 2020. The reserve amounted to $150 thousand at June 30, 2020 and is included in other liabilities on the Consolidated Balance Sheets.

Beyond the participation in the PPP program, the Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. There was no income from this source for the three months ended June 30, 2020 compared to $16 thousand for the same period in 2019. Income from this source was $119 thousand for the six months ended June 30, 2020 compared to $124 thousand for the same period in 2019. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. Refer to page 10 for details regarding the Company’s participation in the PPP program.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, FDIC insurance, and other expenses.

Total noninterest expenses totaled $34.9 million for the three months ended June 30, 2020, as compared to $33.4 million for the three months ended June 30, 2019, a 5% increase due substantially to higher legal fees as discussed below. Total noninterest expenses totaled $72.2 million for the six months ended June 30, 2020, as compared to $71.7 million for the six months ended June 30, 2019, a 1% increase. Noninterest expenses in 2020 periods increased slightly from the 2019 amounts primarily because of increased legal expenses.  This increase was almost entirely offset by not having the nonrecurring costs related to the former CEO retirement that were present in the 2019 period.

Salaries and employee benefits were $17.1 million for the three months ended June 30, 2020, as compared to $17.7 million for the same period in 2019, a decrease of $639 thousand or 4%. The decrease was primarily due to a lower accrual for incentive bonuses and the release of a portion of an accrual related to the charges for share based compensation awards for our former CEO and Chairman in the second quarter of 2020. The decrease was partially offset by higher salaries and increased headcount in the second quarter of

2020. Salaries and employee benefits were $34.9 million for the six months ended June 30, 2020, as compared to $41.4 million for the same period in 2019, a decrease of $6.5 million or 16%. The decrease was primarily due to the $6.2 million of largely nonrecurring charges accrued in the first quarter of 2019 related to share based compensation awards and the resignation of our former CEO and Chairman in March 2019, as well as a lower accrual for incentive bonuses and the release of a portion of an accrual related to the charges for share based compensation awards for our former CEO and Chairman in the first half of 2020. The decrease was partially offset by higher salaries and increased headcount in the first half of 2020.

At June 30, 2020, the Company’s full time equivalent staff numbered 506 as compared to 492 at December 31, 2019, and 496 at June 30, 2019.

Premises and equipment expenses amounted to $3.5 million and $3.7 million for the three months ended June 30, 2020 and 2019, respectively, a 5% decrease. For the three months ended June 30, 2020, the Company recognized $120 thousand of sublease revenue as compared to $126 thousand for the same period in 2019. For the six months ended June 30, 2020, the Company recognized $224 thousand of sublease revenue as compared to $256 thousand for the same period in 2019. Sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses totaled $1.1 million for the three months ended June 30, 2020 and $1.3 million for the same period in 2019. Marketing and advertising expenses totaled $2.2 million for the six months ended June 30, 2020 and $2.4 million for the same period in 2019.

Data processing expense increased to $2.8 million for the three months ended June 30, 2020 from $2.6 million for the same period in 2019, a 6% increase. Data processing expense increased to $5.3 million for the six months ended June 30, 2020 from $5.0 million for the same period in 2019, a 6% increase.

Legal, accounting and professional fees increased $1.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Legal fees and expenditures of $2.5 million for the second quarter of 2020 were primarily associated with previously disclosed ongoing governmental investigations and related subpoenas and document requests and our defense of the previously disclosed class action lawsuit. Legal, accounting and professional fees increased $6.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Legal fees and expenditures of $7.1 million for the first six months of 2020 were primarily associated with previously disclosed ongoing governmental investigations and related subpoenas and document requests and our defense of the previously disclosed class action lawsuit. The amount of legal fees and expenditures for the three and six month periods ended June 30, 2020 are net of expected insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies, but do not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time.

FDIC expenses were $2.0 million for the three months ended June 30, 2020 compared to $1.1 million for the same period in 2019, a 76% increase. FDIC expenses were $3.4 million for the six months ended June 30, 2020 compared to $2.2 million for the same period in 2019, 52% increase. The increases for both the three and six months periods in 2020 compared to the same periods in 2019 were due to a higher assessment base resulting from growth in total assets.

The major components of other expenses include broker fees, franchise taxes, core deposit intangible amortization and insurance expense. Other expenses increased to $4.5 million for the three months ended June 30, 2020 from $4.2 million for the same period in 2019, a 6% increase, due primarily to $940 thousand higher other real estate owned (“OREO”) expense offset by lower broker fees ($497 thousand). Other expenses decreased to $8.2 million for the six months ended June 30, 2020 from $8.7 million for the same period June 30, 2019, a 5% decrease, due primarily to lower broker fees ($1.6 million) partially offset by $940 thousand higher OREO expense.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 37.18% for the second quarter of 2020, as compared to 38.04% for the second quarter of 2019. For the first six months of 2020, the efficiency ratio was 40.34% as compared to 40.95% for the same period in 2019.

As a percentage of average assets, total noninterest expense (annualized) was 1.35% for the three months ended June 30, 2020 as compared to 1.55% for the same period in 2019. As a percentage of average assets, total noninterest expense (annualized) was 1.46% for the six months ended June 30, 2020 as compared to 1.68% for the same period in 2019.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) for the second quarter of 2020 was 24.6% as compared to 26.6% for the second quarter of 2019. The decrease in the effective income tax rate largely relates to a significant decline in pre-tax income for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to increased credit reserves significantly attributable to COVID-19, and a decrease in disallowed compensation deductions for key executives, mainly related to share based compensation awards and other compensation of our former CEO and Chairman who resigned in March 2019.

The effective income tax rate for the six months ended June 30, 2020 was 25.5% as compared to 26.3% for the six months ended June 30, 2019. The decrease in the effective income tax rate largely relates to a significant decline in pre-tax income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, and a decrease in disallowed compensation deductions for key executives, mainly related to share based compensation awards and other compensation of our former CEO and Chairman who resigned in March 2019. The decrease in the effective income tax rate was recorded in the second quarter of 2020 based on a reduced pre-tax income budget for the year due to increased credit reserves significantly attributable to COVID-19.

FINANCIAL CONDITION

Summary

Total assets at June 30, 2020 were $9.80 billion, a 9% increase as compared to $8.99 billion at December 31, 2019. Total loans (excluding loans held for sale) were $8.02 billion at June 30, 2020, a 6% increase as compared to $7.55 billion at December 31, 2019. Loans held for sale amounted to $68.4 million at June 30, 2020 and $56.7 million at December 31, 2019, a 21% increase. The investment portfolio totaled $772.4 million at June 30, 2020. As compared to December 31, 2019, the investment portfolio at June 30, 2020 decreased by $71.0 million, or 8%.

Total deposits at June 30, 2020 were $7.94 billion, a 10% increase compared to deposits of $7.22 billion at December 31, 2019. We continue to work on expanding the breadth and depth of our existing relationships while we pursue building new relationships. Total borrowed funds (excluding customer repurchase agreements) were $567.9 million at June 30, 2020, as compared to $467.7 million at December 31, 2019.

Total shareholders’ equity was $1.19 billion at both June 30, 2020 and December 31, 2019. During the six months ended June 30, 2020, growth in retained earnings, $11.7 million in unrealized gains on AFS securities, and $2.8 million in additional paid in capital attributable to share based compensation, were effectively offset by $44 million in stock repurchases, dividends declared of $14.2 million, and the day one CECL entry of $10.9 million net of taxes.

The Company’s capital ratios remain substantially in excess of regulatory minimum and buffer requirements, with a total risk based capital ratio of 16.26% at June 30, 2020, as compared to 16.20% at December 31, 2019, both common equity tier 1 (“CET1”) risk based capital and tier 1 risk based capital ratios of 12.80% at June 30, 2020, as compared to 12.87% at December 31, 2019, and a tier 1 leverage ratio of 10.63% at June 30, 2020, as compared to 11.62% at December 31, 2019. The ratio of common equity to total assets was 12.12% at June 30, 2020, as compared to 13.25% at December 31, 2019. Book value per share was $36.86 at June 30, 2020, a 3% increase over $35.82 at December 31, 2019. In addition, the tangible common equity ratio was 11.17% at June 30, 2020, as compared to 12.22% at December 31, 2019. Tangible book value per share was $33.62 at June 30, 2020, a 3% increase over $32.67 at December 31, 2019. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

While the Company’s capital position remains above regulatory well capitalized levels, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, the Board decided to place the Company’s remaining authorization to repurchase shares on hold during the first quarter of 2020. Accordingly, no shares were repurchased during the second quarter of 2020. The Board of Directors and Management continue to monitor this area and may enter the markets from time to time as determined appropriate.

Under the capital rules applicable to the Company and Bank, in order to be considered well-capitalized, the Bank must have a CET1 risk based capital ratio of 6.5%, a Tier 1 risk-based ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. The Company and the Bank meet all these requirements and satisfy the requirement to maintain the capital conservation buffer of 2.5% of CET1 capital for capital adequacy purposes. Failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Loans, net of amortized deferred fees and costs, at June 30, 2020 (unaudited) and December 31, 2019 by major category are summarized below.

	June 30, 2020			December 31, 2019
(dollars in thousands)	Amount		%	Amount	%
Commercial	$1,607,056		20%	$1,545,906	20%
PPP loans	456,476		6%	—	—
Income producing - commercial real estate	3,678,946		46%	3,702,747	50%
Owner occupied - commercial real estate	964,077		12%	985,409	13%
Real estate mortgage - residential	93,601		1%	104,221	1%
Construction - commercial and residential	995,550		12%	1,035,754	14%
Construction - C&I (owner occupied)	149,845		2%	89,490	1%
Home equity	74,921		1%	80,061	1%
Other consumer	1,289		—	2,160	—
Total loans	8,021,761		100%	7,545,748	100%
Less: allowance for credit losses	(108,796)			(73,658)
Net loans	$7,912,965	(1)		$7,472,090
(1)	Excludes accrued interest receivable of $36.2 million and $21.3 million at June 30, 2020 and December 31, 2019, respectively, which is recorded in other assets.

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

Loans outstanding reached $8.02 billion at June 30, 2020, an increase of $476.0 million, or 6%, as compared to $7.55 billion at December 31, 2019. Loan growth during the six months ended June 30, 2020 was predominantly in PPP loans. Despite a continued level of in-market competition for business, the Bank continued to experience organic loan production and modest portfolio growth. Notwithstanding increased supply of units, multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects. While as a general comment there has been some softening in the Suburban Maryland office leasing market, in certain well located pockets and submarkets, the sector has evidenced some positive absorption. Overall, commercial real estate values have generally held up well with price escalation in prime pockets, but we continue to be cautious of the cap rates at which some assets are trading and we are being careful with valuations as a result. While the ultra high-end real estate market has softened, the moderately priced housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium. However, the potential impact from COVID-19 has not yet been fully reflected in the market. Please refer to the COVID-19 risk factors in Item 1A below.

Loan Portfolio Exposures- COVID-19:

Industry areas of potential concern within the Loan Portfolio are presented below as of June 30, 2020 (unaudited):

	Principal Balance		% of Loan
Industry	(in 000’s)		Portfolio
Accommodation & Food Services	$840,961	[1]	10.5%
Retail Trade	106,544	[2]	1.3%

1 Includes $82,154 of PPP loans.

2 Includes $13,498 of PPP loans.

Concerns over exposures to the Accommodation and Food Service industry and retail are the most immediate at this time. Accommodation and Food Service exposure represents 10.5% of the Bank’s loan portfolio as of June 30, 2020 among 485 customers. Retail trade exposure represents 1.3% of the Bank’s loan portfolio. The Bank has ongoing extensive outreach to these customers and is assisting where necessary with PPP loans and payment deferrals or interest only periods in the short term while customers work with the Bank to develop longer term stabilization strategies as the landscape of the COVID-19 pandemic evolves. The uncertain duration and severity of the pandemic will likely impact future credit challenges in these areas.

The table below is collateral driven and shows exposures on loans secured by commercial real estate (“CRE”) by property type as of June 30, 2020 (unaudited). This table excludes loans disclosed in the industry table above.

	Principal Balance	% of Loan
Property Type	(in 000’s)	Portfolio
Restaurant	$31,364	0.4%
Hotel	35,815	0.4%
Retail	405,918	5.1%

Although not evidenced at June 30, 2020, it is anticipated that some portion of the CRE loans secured by the above property types could be impacted by the tenancies associated with impacted industries.  The Bank is working with CRE investor borrowers and monitoring rent collections as part of our portfolio management process.

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, savings accounts and certificates of deposit. The deposit base includes transaction accounts, time and savings accounts, which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the Federal Home Loan Banks (the “FHLB”), federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and Promontory Interfinancial Network, LLC (“Promontory”).

For the six months ended June 30, 2020, noninterest bearing deposits increased $351.7 million as compared to December 31, 2019, while interest bearing deposits increased by $359.9 million during the same period.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (the “CDARS”) and the Insured Cash Sweep product (“ICS”), which provide for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. The Bank also is able to obtain one-way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At June 30, 2020, total deposits included $1.79 billion of brokered deposits (excluding the CDARS and ICS two-way) which represented 23% of total deposits. At December 31, 2019, total brokered deposits (excluding the CDARS and ICS two-way) were $1.80 billion, or 25% of total deposits. The CDARS and ICS two-way component represented $489.7 million, or 6%, of total deposits and $502.9 million, or 7%, of total deposits at June 30, 2020 and December 31, 2019, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition, regulatory position or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event, we would be required to obtain alternate sources for funding.

At June 30, 2020, the Company had $2.42 billion in noninterest bearing demand deposits, representing 30% of total deposits, compared to $2.06 billion of noninterest bearing demand deposits at December 31, 2019, or 29% of total deposits. A portion of the growth in noninterest bearing demand deposits in the second quarter was the result of funding PPP loans into operating accounts at the Bank. Average noninterest bearing deposits were 30% of total deposits for the first six months of 2020 and 32% for the first six months of 2019. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $31.2 million at June 30, 2020 compared to $31.0 million at December 31, 2019. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At June 30, 2020 the Company had $1.15 billion in time deposits. Time deposits decreased by $129.5 million from year end December 31, 2019. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered CDs to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at June 30, 2020 and December 31, 2019. At June 30, 2020, the Company had $300.0 million of FHLB advances borrowed as part of the overall asset liability strategy and to support loan growth, as compared to $250 million at December 31, 2019. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

Long-term borrowings outstanding at June 30, 2020 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024, and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. At June 30, 2020, the Company had $50 million of FHLB long-term advances borrowed as part of the overall asset liability strategy and to support loan growth. For additional information on the subordinated notes, please refer to Note 9 to the Consolidated Financial Statements included in this report.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. Additionally, the Bank can purchase up to $172.5 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at June 30, 2020, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.47 billion, against which there was $2.1 million outstanding at June 30, 2020. The Bank also has a commitment from Promontory to place up to $700 million of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $565 million at June 30, 2020. At June 30, 2020, the Bank was also eligible to make advances from the FHLB up to $1.88 billion based on collateral at the FHLB, of which there was $300 million outstanding at June 30, 2020. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB, provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $660 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

The loss of deposits through disintermediation is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. The Bank makes competitive deposit interest rate comparisons weekly and feels its interest rate offerings are competitive. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee of the Bank (the “ALCO”) and the full Board of Directors of the Bank have adopted policy guidelines which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan. Additionally, as noted above, if the condition, regulatory treatment or reputation of the Company or Bank deteriorates, we may experience an outflow of brokered deposits as a result of our inability to attract them or to accept or renew them. In that event, we would be required to obtain alternate sources for funding.

Our primary and secondary sources of liquidity remain strong. Average deposits increased 10% for the second quarter of 2020 as compared to the first quarter of 2020. We maintain a very liquid investment portfolio, including significant overnight liquidity. Average short term liquidity was $1.14 billion in second quarter of 2020, which is above EagleBank’s average needs. Secondary sources of liquidity amount to $3.4 billion.

At June 30, 2020, under the Bank’s liquidity formula, it had $5.24 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at June 30, 2020 are as follows (unaudited):

(dollars in thousands)
Unfunded loan commitments	$2,208,726
Unfunded lines of credit	90,704
Letters of credit	59,455
Total	$2,358,885

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2020, unfunded loan commitments included $253.9 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.

Unfunded lines of credit are agreements to lend to a customer as long as there is no violation of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. The pipeline of loan commitments remains strong. The Bank did see additional draws on committed lines of credit during the second half of the first quarter which were largely paid back down in the second quarter.

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

During the six months ended June 30, 2020, as compared to the same period in 2019, the Company was able to produce a net interest margin of 3.36% as compared to 3.97%, and continue to manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to provide liquidity and some additional yield over cash. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended June 30, 2020, the average investment portfolio balances increased by $12 million, or 1.6%, as compared to average balance for the three months ended June 30, 2019. The cash received from deposit growth along with cash flows from the investment portfolio were deployed into loans, the purchase of replacement investments and held in cash.

The percentage mix of municipal securities was 12% of total investments at June 30, 2020 and 9% at June 30, 2019. The portion of the portfolio invested in mortgage backed securities was 68% at June 30, 2020 and 59% at June 30, 2019. The portion of the portfolio invested in U.S. agency investments was 7% at June 30, 2020 and 20% at June 30, 2019. Shorter duration floating rate corporate bonds were 4% of total investments at June 30, 2020 and 1% at June 30, 2019, and SBA bonds, which are included in mortgage backed securities, were 9% and 10% of total investments at June 30, 2020 and June 30, 2019, respectively. The duration of the investment portfolio remained relatively consistent at 3.1 years at June 30, 2020 from 3.0 years at June 30, 2019.

The re-pricing duration of the loan portfolio was 18 months at June 30, 2020 as compared to 19 months at June 30, 2020, with fixed rate loans amounting to 44% of total loans at June 30, 2020 and 39% at June 30, 2019. Variable and adjustable rate loans comprised 56% (offset by 3% from the dilution impact of PPP loans) and 61% of total loans at both June 30, 2020 and 2019, respectively. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio increased to 39 months at June 30, 2020 from 33 months at March 31, 2020. The increase since March was due substantially to a change in the deposit mix and the duration of money market accounts as deposit competition waned with rates at all-time lows.

The Company has continued its emphasis on funding loans in its marketplace, although competition for new loans has diminished. A disciplined approach to loan pricing, with variable and adjustable rate loans comprising 56% of total loans (offset by 3% from the dilution impact of PPP loans) at June 30, 2020, has resulted in a loan portfolio yield of 4.84% for the six months ended June 30, 2020 as compared to 5.62% for the same period in 2019. Variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before income tax on the investment portfolio was $21.8 million at June 30, 2020 as compared to a net unrealized gain before tax of $20.1 million at March 31, 2019. The increase in the net unrealized gain on the investment portfolio was due primarily to lower interest rates at June 30, 2020. At June 30, 2020, the net unrealized gain position represented 3.0% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static gap analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from June 30, 2020. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at June 30 , 2020, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 0 basis points  (compared to a floor of 10 basis points in the same analysis as of March 31, 2020), and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The floor rate in the analysis was lowered due to the fact that in the current interest rate environment, there are interest bearing accounts with current rates less than 10 basis points.

As quantified in the table below, the Company’s analysis at June 30, 2020 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at June 30, 2020 is 3.1 years, the loan portfolio 1.5 years, the interest bearing deposit portfolio 3.3 years, and the borrowed funds portfolio 6.3 years.

The following table reflects the result of simulation analysis on the June 30, 2020 asset and liabilities balances:

Percentage change in
Change in interest	Percentage change in net	Percentage change in	market value of portfolio
rates (basis points)	interest income	net income	equity
+400	+17.4%	+31.6%	+17.3%
+300	+12.0%	+21.8%	+13.8%
+200	+6.7%	+12.1%	+10.0%
+100	+23%	+4.2%	+5.7%
0	—	—	—
-100	-0.3%	-0.5%	-15.8%
-200	-0.8%	-1.4%	-28.1%

The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The amounts in the second quarter exceeded these limits due to the already low level of rates on non-maturing deposit instruments. Management has determined that due to the level of market rates at June 30, 2020, interest rate shocks of -100, -200, -300 and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at June 30, 2020 are not considered to be excessive. The impact of -0.3% in net interest income and -0.5% in net income given a 100 basis point decrease in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing downward while deposits remain at expected floor rates and are not expected to have lower interest rates.

In the second quarter of 2020, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at June 30, 2020, was relatively similar to the March 31, 2020 position for the up rate scenarios, but the down rate scenarios are now limited by the already low interest rate environment.

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

During the second quarter of 2020, average market interest rates decreased across the yield curve. Overall, there was a slight steepening of the yield curve as compared to the second quarter of 2019 with rate decreases being generally more significant at the shorter end of the yield curve.

As compared to the second quarter of 2019, the average two-year U.S. Treasury rate decreased by 194 basis points from 2.13% to 0.19%, the average five year U.S. Treasury rate decreased by 176 basis points from 2.12% to 0.36% and the average ten year U.S. Treasury rate decreased by 165 basis points from 2.34% to 0.69%. The Company’s net interest margin was 3.26% for the second quarter of 2020 and 3.91% in the second quarter of 2019. The Company believes that the net interest margin in the most recent quarter as compared to 2019’s second quarter has been consistent with its interest rate risk analysis.

Gap Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 87% and 93% of the Company’s revenue for the second quarter of 2020 and 2019, respectively.

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

At June 30, 2020, the Company had a positive gap position of approximately $476 million, or 5% of total assets, out to three months, and a positive cumulative gap position of $624 million, or 6% of total assets out to twelve months; as compared to a negative gap position of approximately $370 million or 4% of total assets out to three months, and a negative cumulative gap position of $269 million or 3% of total assets out to twelve months at March 31, 2019. The change in the gap position at June 30, 2020, as compared to March 31, 2020, was due to expected rate sensitivity of non-interest bearing accounts and the time frame in which they might migrate interest bearing accounts.  The change in the gap position at June 30, 2020 as compared to March 31, 2020 is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio, as well as interest rate floors within its loan portfolio. These factors have been discussed with the ALCO and management believes that current strategies remain appropriate to current economic and interest rate trends.

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

GAP Analysis

June 30, 2020

(dollars in thousands)

						Total
	0-3	4-12	13-36	37-60	Over 60	Rate	Non
Repricible in:	months	months	months	months	months	Sensitive	Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$155,966	$114,656	$146,829	$119,774	$235,169	$772,394
Loans (1)(2)	4,025,799	881,156	1,586,143	793,459	803,637	8,090,194
Fed funds and other short-term investments	623,843	—	—	—	—	623,843
Other earning assets	75,912	—	—	—	—	75,912
Total	$4,881,520	$995,812	$1,732,972	$913,233	$1,038,806	$9,562,343	237,327	$9,799,670

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$88,262	$245,520	$532,958	$393,206	$1,156,112	$2,416,058
Interest bearing transaction	861,703	—	—	—	—	861,703
Savings and money market	3,279,718	—	—	—	225,000	3,504,718
Time deposits	244,371	502,658	341,655	61,676	3,133	1,153,493
Customer repurchase agreements and fed funds purchased	31,198	—	—	—	—	31,198
Other borrowings	—	—	148,307	69,574	350,000	567,881
Total	$4,505,252	$748,178	$1,022,920	$524,456	$1,734,245	$8,535,051	76,724	$8,611,775
GAP	$376,269	$247,634	$710,052	$388,776	$(695,438)	$1,027,292
Cumulative GAP	$376,269	$623,902	$1,333,954	$1,722,731	$1,027,292

Cumulative gap as percent of total assets	3.84%	6.37%	13.61%	17.58%	10.48%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$—	$—	$—	$—	$—	$—
Interest Rate Swaps - Fed Funds based	100,000	(100,000)	—	—	—	—
Total	$100,000	$(100,000)	$—	$—	$—	$—	—	$—
GAP	$476,269	$147,634	$710,052	$388,776	$(695,438)	$1,027,292
Cumulative GAP	$476,269	$623,902	$1,333,954	$1,722,731	$1,027,292	$—
Cumulative gap as percent of total assets	4.86%	6.37%	13.61%	17.58%	10.48%
(1)	Includes loans held for sale
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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At June 30, 2020, non-owner-occupied commercial real estate loans (including construction, land, and land development loans) represent 342% of total risk based capital. Construction, land and land development loans represent 106% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

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

The Board of Governors of the Federal Reserve Board and the FDIC have adopted rules (the “Basel III Rules”) implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the Basel III Rules, the Company and Bank are required to maintain, inclusive of the capital conservation buffer of 2.5%, a minimum CET1 ratio of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum total capital to risk-weighted assets ratio of 10.5%, and a minimum leverage ratio of 4.0%. At June 30, 2020, the Company and the Bank meet all these requirements, and satisfy the requirement to maintain a capital conservation buffer of 2.5% of CET1 capital for capital adequacy purposes.

During the fourth quarter of 2019, the Company extended the Repurchase Program. Under the Board approval in December, the Company may repurchase up to an aggregate of 1,641,000 shares of its common stock (inclusive of shares remaining under the initial authorization), through December 31, 2020, subject to earlier termination by the Board of Directors (the “Repurchase Program Extension”).

While the Company’s capital position remains well above regulatory well capitalized levels, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, the Company’s remaining authorization to repurchase shares was put on hold during the first quarter of 2020 and there were no shares repurchased during the second quarter of 2020. The Board of Directors and Management continue to monitor this area and may enter the markets from time to time as determined appropriate.

The Company announced a regular quarterly cash dividend on June 24, 2020 of $0.22 per share to shareholders of record on July 15, 2020 and payable July 31, 2020.

The actual capital amounts and ratios for the Company and Bank as of June 30, 2020 (unaudited) and December 31, 2019 are presented in the table below.

						To Be Well
					Minimum	Capitalized
					Required For	Under Prompt
	Company		Bank		Capital	Corrective
	Actual		Actual		Adequacy	Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Purposes	Regulations*
As of June 30, 2020
CET1 capital (to risk weighted assets)	$1,085,861	12.80%	$1,244,976	14.69%	7.00%	6.50%
Total capital (to risk weighted assets)	1,379,471	16.26%	1,332,586	15.72%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,085,861	12.80%	1,244,976	14.69%	8.50%	8.00%
Tier 1 capital (to average assets)	1,085,861	10.63%	1,244,976	12.20%	4.00%	5.00%

As of December 31, 2019
CET1 capital (to risk weighted assets)	$1,082,516	12.87%	$1,225,486	14.64%	7.00%	6.50%
Total capital (to risk weighted assets)	1,362,253	16.20%	1,299,223	15.52%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,082,516	12.87%	1,225,486	14.64%	8.50%	8.00%
Tier 1 capital (to average assets)	1,082,516	11.62%	1,225,486	13.18%	4.00%	5.00%

* Applies to Bank only

The regulatory capital ratios presented above vary slightly from what was presented in our second quarter earnings release, reflecting adjustments to fully capture the delay in reflecting the impact of the adoption of the CECL methodology provided by the federal banking regulators in March 2020, as described below.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At June 30, 2020 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained the minimum required capital ratios listed in the table above.

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

Tangible common equity to tangible assets (the "tangible common equity ratio"), tangible book value per common share, the annualized return on average tangible common equity, and efficiency ratio are non-GAAP financial measures derived from GAAP-based amounts. The Company calculates the tangible common equity ratio by excluding the balance of intangible assets from common shareholders' equity and dividing by tangible assets. The Company calculates tangible book value per common share by dividing tangible common equity by common shares outstanding, as compared to book value per common share, which the Company calculates by dividing common shareholders' equity by common shares outstanding. The Company calculates the ROATCE by dividing net income available to common shareholders by average tangible common equity which is calculated by excluding the average balance of intangible assets from the average common shareholders’ equity. The Company calculates the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The efficiency ratio measures a bank’s overhead as a percentage of its revenue.

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

GAAP Reconciliation (Unaudited)

(dollars in thousands except per share data)

	Three Months Ended	Six Months Ended	Year Ended	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020	December 31, 2019	June 30, 2019	June 30, 2019
Common shareholders’ equity		$1,187,895	$1,190,681		$1,184,582
Less: Intangible assets		(104,651)	(104,739)		(105,219)
Tangible common equity		$1,083,244	$1,085,942		$1,079,363

Book value per common share		$36.86	$35.82		$34.30
Less: Intangible book value per common share		(3.24)	(3.15)		(3.05)
Tangible book value per common share		$33.62	$32.67		$31.25

Total assets		$9,799,670	$8,988,719		$8,670,003
Less: Intangible assets		(104,651)	(104,739)		(105,219)
Tangible assets		$9,695,019	$8,883,980		$8,564,784
Tangible common equity ratio		11.17%	12.22%		12.60%

Average common shareholders’ equity	$1,179,452	$1,185,316	$1,172,051	$1,166,487	$1,147,782
Less: Average intangible assets	(104,672)	(104,684)	(105,167)	(105,280)	(105,430)
Average tangible common equity	$1,074,780	$1,080,632	$1,066,884	$1,061,206	$1,042,352

Net Income Available to Common Shareholders	$28,856	$51,979	$142,943	$37,243	$70,992
Average tangible common equity	$1,074,780	$1,080,632	$1,066,884	$1,061,206	$1,042,352
Annualized Return on Average Tangible Common Equity	10.80%	9.67%	13.40%	14.08%	13.73%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2020 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation.”

Remediation.

As previously described in Part I, Item 4 of our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, management has been testing the Company’s enhanced controls to determine whether they operate effectively over time. That testing process is now complete and management believes that the enhanced controls are operating effectively and the deficiencies that contributed to the material weakness have been remediated, subject to the results of the year-end audit of the Company’s internal control over financial reporting by Dixon Hughes Goodman LLP (“DHG”), the Company’s independent auditors.

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

From time to time, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, including matters in which damages in various amounts are claimed. Based on information currently available, the Company does not believe that the liabilities (if any) resulting from such legal proceedings will have a material effect on the financial position of the Company. However, in light of the inherent uncertainties involved in such matters, ongoing legal expenses or an adverse outcome in one or more of these matters could materially and adversely affect the Company's financial condition, results of operations or cash flows in any particular reporting period, as well as its reputation.

On July 24, 2019, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer, on behalf of persons similarly situated, who purchased or otherwise acquired Company securities between March 2, 2015 and July 17, 2019. On November 7, 2019, the court appointed a lead plaintiff and lead counsel in that matter, and on January 21, 2020, the lead plaintiff filed an amended complaint on behalf of the same class against the same defendants as well as the Company’s former General Counsel. The plaintiff alleges that certain of the Company’s 10-K reports and other public statements and disclosures contained materially false or misleading statements about, among other things, the effectiveness of its internal controls and related party loans, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 20 (a) of that act, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock following the disclosure of increased legal expenses associated with certain government investigations involving the Company. The Company intends to defend vigorously against the claims asserted. On April 2, 2020, the defendants filed a motion to dismiss the amended complaint. On May 15, 2020, the plaintiffs filed their opposition to the defendants' motion to dismiss, and on June 15, 2020, the defendants filed their reply brief. Briefing on the defendants' motion is now complete, and the motion is under consideration by the court.

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

The COVID-19 pandemic and the resulting containment measures have resulted in widespread economic and financial disruptions that have adversely affected, and are likely to continue to adversely effect, our customers and other businesses in our market area, as well as counterparties and third-party vendors. We are starting to see the impact of the pandemic on our business, which we expect to continue and potentially worsen. This impact has been, in certain areas, and could continue to be significant, adverse and potentially material. The extent of this impact, and the resulting impact on our business, financial condition, liquidity and results of operations, is unknown at this time, and will depend on a number of evolving factors and future developments beyond our control and that we are unable to predict, including the duration, spread and severity of the pandemic; the nature, extent and effectiveness of containment measures; the timing of development and widespread availability of medical treatments or vaccines; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; the impact and continued availability of monetary, fiscal and other economic policies and programs designed to provide economic assistance to individuals and small businesses; and how quickly and to what extent normal economic and operating conditions can resume. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted.

Many of the risks described in the risk factors and other cautionary language included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission will likely be exacerbated, and the impact of such risks will likely be magnified, as a result of the COVID-19 pandemic. We expect the negative impacts of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations to be the most severe in the following areas:

● Loan Credit Quality.  The significant disruption resulting from the COVID-19 pandemic has been materially affecting the businesses of our customers and of their customers, which impacts their creditworthiness, their ability to pay amounts owed to us and our ability to collect those amounts.  Among the industry’s most clearly impacted by the pandemic are the Accommodation and Food Service industry, exposure to which represents 10.5% of our loan portfolio as of June 30, 2020, and the Retail Trade industry, which represents 1.3% of our loan portfolio as of June 30, 2020.  In addition, approximately 6% of our loan portfolio as of June 30, 2020 is secured by commercial real estate loans secured by restaurants, hotels or retail properties.  These areas may have a longer recovery period than other industries.  Deteriorating economic conditions are also likely to result in declines in real estate values and home sales volumes, and an increase in tenants failing to make or deferring rent payments.  A large portion of our loan portfolio is related to real estate, with 72% consisting of commercial real estate and real estate construction loans, and 79% of our loans being secured by real estate.  As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for loan losses, and write-down or charge-off credit relationships, any of which would negatively impact our results of operations. In addition, market upheavals are likely to affect the value of real estate and commercial assets. In the event of foreclosure, it is unlikely that we will be able to sell the foreclosed property at a price that will allow us to recoup a significant portion of the delinquent loan.

● Allowance for Credit Losses. As discussed in the Management’s Discussion and Analysis, we began using a new credit reserving methodology known as the CECL methodology effective January 1, 2020. Our ability to accurately forecast future losses under that methodology may be impaired by the significant uncertainty surrounding the pandemic and containment measures and the lack of a comparable precedent.  For the three and six months ended June 30, 2020, after the initial adjustment to the allowance for credit losses as of January 1, 2020, we further increased the allowance for credit losses by $19.7 million and $34.0 million, respectively, inclusive of $138 thousand of allowance for credit losses on AFS debt securities recorded in the second quarter of 2020. We may need to record additional provisions for credit losses in future, as the COVID-19 pandemic continues to evolve, and our losses on our loans and other exposures could exceed our allowance.

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

● Operational Risk. Current and future restrictions on our workforce's access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices by directing a portion of our employees to work remotely from their homes to minimize interruptions to our operations. These actions will likely result in increased spending on our business continuity efforts, such as technology and readiness procedures for returning to our offices. We could also experience an increased strain on our risk management policies, including, but not limited to, the effectiveness and accuracy of our models, given the lack of data inputs and comparable precedent. Further, technology in employees' homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including related to the effectiveness of our anti-money laundering and other compliance programs, as well as increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.

	Total Number of	Average Price	Total Number of Shares Purchased as Part	Maximum Number of Shares that May Yet Be
Period	Shares Purchased (2)	Paid Per Share	of Publicly Announced Plans or Programs	Purchased Under the Plans or Programs (1)
April 1-30, 2020	58	$44.60	58	447,890
May 1-31, 2020	—	—	—	447,890
June 1-30, 2020	—	—	—	447,890
Total	58	44.60	58
(1)	In August 2019, the Company’s Board of Directors authorized the purchase of up to 1,715,547 shares of the Company’s common stock from the date of approval of the plan through December 31, 2019, subject to earlier termination by the Board of Directors. The program was announced by a press release dated August 9, 2019 and a Form 8-K filed on August 9, 2019. On December 18, 2019, the Company’s Board of Directors extended and expanded the program, authorizing the purchase of up to an aggregate of 1,641,000 shares of the Company’s common stock (inclusive of shares remaining under the initial authorization), through December 31, 2020, subject to earlier termination by the Board of Directors (as extended, the “Repurchase Program”). The extension of the program was announced by a press release dated December 18, 2019 and a Form 8-K filed on December 18, 2019. Under the Repurchase Program, the Company may acquire its common stock in the open market or in privately negotiated transactions, including 10b5-1 plans. The Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without notice. We suspended our share repurchase program during the first quarter of 2020, and did not repurchase any shares during the second quarter of 2020.
(2)	Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted shares.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fixed-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
10.1	Restricted Stock Award Agreement for Norman R. Pozez dated April 2, 2020 (6)
31.1	Certification of Susan G. Riel
31.2	Certification of Norman R. Pozez
31.3	Certification of Charles D. Levingston
32.1	Certification of Susan G. Riel
32.2	Certification of Norman R. Pozez
32.3	Certification of Charles D. Levingston
101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i)    Consolidated Balance Sheets at June 30, 2020, December 31, 2019

(ii)   Consolidated Statement of Operations for the three and six months ended June 30, 2020 and 2019

(iii)  Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2020 and 2019

(iv)  Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019

(v)   Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019

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
(2)Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(3)Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)Incorporated by reference to Exhibit 4.2 to the Company’s Current report on Form 8-K filed on July 22, 2016.
(6)Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the Quarter ended March 31, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 10, 2020	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date: August 10, 2020	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company