Form 10-Q
period 2020-09-30
EAGLE BANCORP INC
filed 2020-11-09
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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
subs
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
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☐
As of October 31, 2020, the registrant had 32,234,966 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$7,559	$7,539
Federal funds sold	30,830	38,987
Interest bearing deposits with banks and other short-term investments	818,719	195,447
Investment securities available for sale, at fair value (amortized cost of $956,803 and $839,192 and allowance for credit losses of $156 and $0 as of September 30, 2020 and December 31, 2019, respectively).	977,570	843,363
Federal Reserve and Federal Home Loan Bank stock	40,061	35,194
Loans held for sale	79,084	56,707
Loans	7,880,255	7,545,748
Less allowance for credit losses	(110,215)	(73,658)
Loans, net	7,770,040	7,472,090
Premises and equipment, net	12,204	14,622
Operating lease right-of-use assets	27,180	27,372
Deferred income taxes	36,363	29,804
Bank owned life insurance	76,326	75,724
Intangible assets, net	105,165	104,739
Other real estate owned	4,987	1,487
Other assets	120,206	85,644
Total Assets	$10,106,294	$8,988,719

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$2,384,108	$2,064,367
Interest bearing transaction	823,607	863,856
Savings and money market	3,956,553	3,013,129
Time, $100,000 or more	553,949	663,987
Other time	460,568	619,052
Total deposits	8,178,785	7,224,391
Customer repurchase agreements	24,293	30,980
Other short-term borrowings	300,000	250,000
Long-term borrowings	267,980	217,687
Operating lease liabilities	30,457	29,959
Reserve for unfunded commitments	5,092	—
Other liabilities	76,285	45,021
Total Liabilities	8,882,892	7,798,038

Shareholders’ Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 32,228,636 and 33,241,496, respectively	320	331
Additional paid in capital	442,592	482,286
Retained earnings	766,219	705,105
Accumulated other comprehensive income	14,271	2,959
Total Shareholders’ Equity	1,223,402	1,190,681
Total Liabilities and Shareholders’ Equity	$10,106,294	$8,988,719
See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income
Interest and fees on loans	$89,296	$102,297	$278,979	$302,007
Interest and dividends on investment securities	4,141	4,904	14,139	15,740
Interest on balances with other banks and short-term investments	384	1,762	2,104	4,533
Interest on federal funds sold	12	71	84	167
Total interest income	93,833	109,034	295,306	322,447
Interest Expense
Interest on deposits	10,995	24,576	44,055	67,937
Interest on customer repurchase agreements	84	82	257	255
Interest on short-term borrowings	505	408	1,363	1,983
Interest on long-term borrowings	3,211	2,979	9,486	8,937
Total interest expense	14,795	28,045	55,161	79,112
Net Interest Income	79,038	80,989	240,145	243,335
Provision for Credit Losses	6,607	3,186	40,654	10,146
Provision for Unfunded Commitments	(2,078)	—	974	—
Net Interest Income After Provision For Credit Losses	74,509	77,803	198,517	233,189

Noninterest Income
Service charges on deposits	1,061	1,494	3,428	4,794
Gain on sale of loans	12,226	2,563	16,249	5,874
Gain on sale of investment securities	115	153	1,650	1,628
Increase in the cash surrender value of bank owned life insurance	413	431	1,655	1,285
Other income	4,029	1,673	12,827	5,384
Total noninterest income	17,844	6,314	35,809	18,965
Noninterest Expense
Salaries and employee benefits	19,388	19,095	54,289	60,482
Premises and equipment expenses	5,125	3,503	12,414	11,007
Marketing and advertising	928	1,210	3,117	3,626
Data processing	2,700	2,183	7,955	7,161
Legal, accounting and professional fees	3,097	3,625	14,064	8,074
FDIC insurance	2,152	85	5,556	2,327
Other expenses	3,525	3,772	11,759	12,459
Total noninterest expense	36,915	33,473	109,154	105,136
Income Before Income Tax Expense	55,438	50,644	125,172	147,018
Income Tax Expense	14,092	14,149	31,847	39,531
Net Income	$41,346	$36,495	$93,325	$107,487

Earnings Per Common Share
Basic	$1.28	$1.07	$2.88	$3.12
Diluted	$1.28	$1.07	$2.88	$3.12

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$41,346	$36,495	$93,325	$107,487

Other comprehensive income, net of tax:
Unrealized (loss) gain on securities available for sale	(624)	1,174	13,354	13,140
Reclassification adjustment for net gains included in net income	(86)	(110)	(1,231)	(1,190)
Total unrealized (loss) gain on investment securities	(710)	1,064	12,123	11,950
Unrealized gain (loss) on derivatives	24	11	(1,324)	(1,664)
Reclassification adjustment for amounts included in net income	289	(205)	513	(1,374)
Total unrealized gain (loss) on derivatives	313	(194)	(811)	(3,038)
Other comprehensive (loss) income	(397)	870	11,312	8,912
Comprehensive Income	$40,949	$37,365	$104,637	$116,399

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands except share data)

					Accumulated
					Other
	Common		Additional Paid	Retained	Comprehensive	Shareholders'
	Shares	Amount	in Capital	Earnings	Income	Equity
Balance July 1, 2020	32,224,756	$320	$440,934	$731,973	$14,668	$1,187,895

Net Income	—	—	—	41,346	—	41,346
Other comprehensive loss, net of tax	—	—	—	—	(397)	(397)
Stock-based compensation expense	—	—	1,452	—	—	1,452
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(3,297)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	7,177	—	206	—	—	206
Cash dividends declared ($0.22 per share)	—	—	—	(7,100)	—	(7,100)
Balance September 30, 2020	32,228,636	$320	$442,592	$766,219	$14,271	$1,223,402

Balance July 1, 2019	34,539,853	$343	$532,585	$647,887	$3,767	$1,184,582
Net Income	—	—	—	36,495	—	36,495
Other comprehensive income, net of tax	—	—	—	—	870	870
Stock-based compensation expense	—	—	3,147	—	—	3,147
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(1,251)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	4,120	—	213	—	—	213
Cash dividends declared ($0.22 per share)	—	—		(7,327)	—	(7,327)
Common stock repurchased	(822,200)	$(7)	$(33,379)	$—	$—	$(33,386)
Balance September 30, 2019	33,720,522	$336	$502,566	$677,055	$4,637	$1,184,594

					Accumulated
					Other
	Common		Additional Paid	Retained	Comprehensive	Shareholders'
	Shares	Amount	in Capital	Earnings	Income	Equity
Balance January 1, 2020	33,241,496	$331	$482,286	$705,105	$2,959	$1,190,681

Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	—	(10,931)	—	(10,931)
Net Income	—	—	—	93,325	—	93,325
Other comprehensive income, net of tax	—	—	—	—	11,312	11,312
Stock-based compensation expense	—	—	3,874	—	—	3,874
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(28,218)	—	—	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	4,126	—	—	—	—	—
Time based stock awards granted	176,252	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	17,821	—	589	—	—	589
Cash dividends declared ($0.66 per share)	—	—	—	(21,280)	—	(21,280)
Common stock repurchased	(1,182,841)	(11)	(44,157)	—	—	(44,168)
Balance September 30, 2020	32,228,636	$320	$442,592	$766,219	$14,271	$1,223,402

Balance January 1, 2019	34,387,919	$342	$528,380	$584,494	$(4,275)	$1,108,941

Net Income	—	—	—	107,487	—	$107,487
Other comprehensive income, net of tax	—	—	—	—	8,912	$8,912
Stock-based compensation expense	—	—	6,648	—	—	$6,648
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	26,784	—	332	—	—	$332
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(13,995)	1	(1)	—	—	$—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	17,655	—	—	—	—	$—
Time based stock awards granted	112,636	—	—	—	—	$—
Issuance of common stock related to employee stock purchase plan	11,723	—	585	—	—	$585
Cash dividends declared ($0.44 per share)	—	—	—	(14,926)	—	$(14,926)
Common stock repurchased	(822,200)	$(7)	$(33,378)	$—	$—	$(33,385)
Balance September 30, 2019	33,720,522	$336	$502,566	$677,055	$4,637	$1,184,594

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net Income	$93,325	$107,487
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	40,654	10,146
Provision for unfunded commitments	974	—
Depreciation and amortization	3,515	5,653
Amortization of operating lease right-of-use assets	5,276	3,022
Gains on sale of loans	(16,249)	(5,874)
Gains on sale of GNMA loans	(2,443)	—
Securities premium amortization (discount accretion), net	5,345	3,966
Origination of loans held for sale	(862,171)	(437,525)
Proceeds from sale of loans held for sale	856,043	410,454
Net increase in cash surrender value of BOLI	(1,655)	(1,285)
Deferred income tax (benefit) expense	(6,559)	3,305
Net gain on sale of other real estate owned	(1,180)	—
Net gain on sale of investment securities	(1,650)	(1,628)
Stock-based compensation expense	3,874	6,648
Net tax benefits from stock compensation	99	10
(Increase) decrease in other assets	(45,493)	7,274
Increase (decrease) in other liabilities	35,880	(19,314)
Net cash provided by operating activities	107,585	92,339
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(465,119)	(130,693)
Proceeds from maturities of available-for-sale securities	208,264	129,879
Proceeds from sale/call of available-for-sale securities	130,265	82,982
Purchases of Federal Reserve and Federal Home Loan Bank stock	(9,116)	(90,219)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	4,250	85,000
Net increase in loans	(343,665)	(574,177)
Increase (decrease) in premises and equipment	(445)	(2,171)
Net cash used in investing activities	(475,566)	(499,399)
Cash Flows From Financing Activities:
Increase in deposits	954,394	428,228
Decrease in customer repurchase agreements	(6,687)	(116)
Increase in short-term borrowings	50,000	100,000
Increase in long-term borrowings	50,293	—
Proceeds from exercise of equity compensation plans	—	332
Proceeds from employee stock purchase plan	564	585
Common stock repurchased	(44,168)	(33,385)
Cash dividends paid	(21,280)	(14,926)
Net cash provided by financing activities	983,116	480,718
Net Increase In Cash and Cash Equivalents	615,135	73,658
Cash and Cash Equivalents at Beginning of Period	241,973	321,864
Cash and Cash Equivalents at End of Period	$857,108	$395,522
Supplemental Cash Flows Information:
Interest paid	$59,011	$81,834
Income taxes paid	$29,850	$43,250
Non-Cash Investing Activities
Initial recognition of operating lease right-of-use assets	$998	$29,574
Transfers from loans to other real estate owned	$3,500	$93

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
The Consolidated Financial Statements of the Company included herein are unaudited. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2019 were derived from audited Consolidated Financial Statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In addition to the “Critical Accounting Policies” impacted by the new Current Expected Credit Loss (“CECL”) standard described below, the Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.
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

Risks and Uncertainties
The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material adverse impact to the Company’s employees and operations to date, COVID-19 could still potentially create widespread business continuity or credit issues for the Company depending on how much longer the pandemic lasts. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other follow-up stimulus legislative and regulatory relief efforts have had and are expected to continue to have a material impact on the Company’s operations.
The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to control and manage COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.
Financial position and results of operations
The Company’s fee income has been and could be further reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the full extent of the materiality of such an impact, but recognizes the breadth of the economic impact is likely to impact its fee income in future periods.
The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time the Company is unable to project the full extent of the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
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

COVID-19 could cause a further and sustained decline in the Company’s stock price. As of June 30, 2020, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. As of June 30, 2020, a triggering event was deemed to have occurred as a result of COVID-19 and, accordingly, a step one assessment was performed by comparing the fair value of the reporting unit with its carrying amount (including goodwill). Determining the fair value of a reporting unit under the goodwill impairment test is subjective and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparable factors. Based on the results of the assessment of all reporting units, the Company concluded that no impairment existed as of June 30, 2020. The Company determined that there were no triggering events and an impairment analysis was not performed as of September 30, 2020. An impairment analysis will next be performed during the fourth quarter as part of our regularly scheduled annual impairment testing. Future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
Business Continuity Plan
The Company has implemented a remote working strategy for many of its employees. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy.  No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. We have established general guidelines for returning to the workplace that include having employees maintain safe distances, staggered work schedules to limit the number of employees in a single location, more frequent cleaning of our facilities and other practices encouraging a safe working environment during this challenging time, including required COVID-19 training programs. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers
In response to the COVID-19 pandemic and consistent with regulatory guidance, we have also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. At September 30, 2020, the Company had no accruing loans 90 days or more past due. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of September 30, 2020, we had ongoing temporary modifications on approximately 321 loans representing approximately $851 million (approximately 10.8% of total loans) in outstanding balances, as compared to 708 loans representing approximately $1.6 billion (approximately 20% of total loans) at June 30, 2020. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as troubled debt restructurings ("TDRs"). Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.
The Company actively participates in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”). The PPP loans originated by the Bank generally have a two-year term and earn interest at 1% plus fees. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, PPP loans totaled $456.1 million to just over 1,400 businesses. The Company understands that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charges to earnings.
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

Allowance for Credit Losses
On January 1, 2020, we adopted ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaced the incurred loss methodology for determining our provision for credit losses and ACL with an expected loss methodology that is referred to as the current expected credit loss model. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and held-to-maturity (“HTM”) debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASU 2016-2 "Leases (Topic 842)" ("ASU 2016-2"). In addition, ASU 2016-13 made changes to the accounting for available-for-sale (“AFS”) debt securities. One such change is to require credit-related impairments to be recognized as an allowance for credit losses rather than as a write-down of the securities amortized cost basis when management does not intend to sell or believes that it is not more than likely that they will be required to sell the securities prior to recovery of the securities amortized cost basis. We adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company does not own HTM investment debt securities.
The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2020
Provision for credit losses- loans	$6,589	$40,498
Provision for credit losses- AFS debt securities	18	156
Total provision for credit losses	$6,607	$40,654

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
A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. The most common change in terms provided by the Company is an extension of an interest-only term. As of September 30, 2020, all performing TDRs were categorized as interest-only modifications. Refer to the subsection above "Lending operations and accommodations to borrowers" for a discussion on the impact of the CARES Act on TDRs.
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

ASU 2016-13 replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged- off.
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
Construction – commerical and industrial ("C&I") (owner occupied). The construction C&I (owner occupied) portfolio comprises loans to operating companies and their related entities for new construction or renovation of the real or leased property in which they operate. Generally these loans contain provisions for conversion to an owner occupied commercial real estate or to a commercial loan after completion of construction. Collateral properties include industrial, healthcare, religious facilities, restaurants, and office buildings.
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
The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and in reserves assigned on an individual basis as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to management committees, Director’s Loan Committee, the Audit Committee, and the Board of Directors. The committees' reports to the Board are part of the Board's review on a quarterly basis of our consolidated financial statements.
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
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation that a loan will be in a trouble debt restructuring or the extension or renewal options are included in the borrower contract.
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
The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts regional unemployment as a loss driver. COVID-19 has negatively impacted unemployment projections, which inform our CECL economic forecast and increased our loss reserve as of September 30, 2020.
For all DCF models, management has determined that eight quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over twelve months on a straight-line basis. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level Net Present Value ("NPV"). An ACL is established for the difference between the instrument’s NPV and amortized cost basis.
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
A loan that has been modified or renewed is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. Refer to the subsection above "Lending operations and accommodations to borrowers" for a discussion on the impact of the CARES Act on TDRs.
Allowance for Credit Losses - Available-for-Sale Debt Securities

Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a non-credit-related impairment. The majority of available-for-sale debt securities as of September 30, 2020 and December 31, 2019 were issued by US agencies. However, as of September 30, 2020, the Company determined that part of the unrealized loss positions in AFS corporate and municipal securities could be the result of credit losses, and therefore, an allowance for credit losses of $156 thousand was recorded. See Note 3 Investment Securities for more information.

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
The Company records a reserve for unfunded commitments (“RUC”) on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company’s consolidated Statement of Income. The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in the RUC on the Company’s Consolidated Balance Sheets.
These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Other New Authoritative Accounting Guidance
Accounting Standards Adopted in 2020

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications.  Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Agencies confirmed with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance has had, and is expected to continue to have, a material impact on the Company’s financial statements; however, the full extent of such impact cannot be quantified at this time. See Note 5 to the Consolidated Financial Statements for further detail.
ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” Under the CECL standard and based on the January 1, 2020 effective date, the Company made an initial adjustment to the allowance for credit losses of $10.6 million along with $4.1 million to the reserve for unfunded commitments. In accordance with adoption of CECL, the initial January 1, 2020 cumulative-effect adjustment was to retained earnings (net of taxes) under the modified retrospective approach. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to the “Allowance for Credit Losses- Loans” section above for additional detail.
ASU 2020-2 "Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)" ("ASU 2020-2") incorporates SEC SAB 119 (updated from SAB 102) into the Accounting Standards Codification (the "Codification") by aligning SEC recommended policies and procedures with ASC 326. ASU 2020-2 was effective on January 1, 2020 and had no significant impact on our documentation requirements, financial statement or disclosures.
ASU 2020-3 "Codification Improvements to Financial Instruments" ("ASU 2020-3") revised a wide variety of topics in the Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. ASU 2020-3 was effective immediately upon its release in March 2020 and did not have a material impact on our consolidated financial statements.
Accounting Standards Pending Adoption
ASU 2019-12 "Income Taxes (Topic 740)" ("ASU 2019-12") simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. ASU 2019-12 will be effective for us on January 1, 2021 and is not expected to have a material impact on our consolidated financial statements.
ASU 2020-4, "Reference Rate Reform (Topic 848)" ("ASU 2020-4") provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-4 also provides numerous optional expedients for derivative accounting. ASU 2020-4 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-4 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on our business operations and consolidated financial statements.

Note 2. Cash and Due from Banks
Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During the first nine months of 2020, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as significant excess reserves, on which interest is paid.
Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with domestic correspondent banks as compensation for services they provide to the Bank.

Note 3. Investment Securities Available-for-Sale
Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Allowance	Estimated
September 30, 2020	Amortized	Unrealized	Unrealized	for Credit	Fair
(dollars in thousands)	Cost	Gains	Losses	Losses	Value
U.S. agency securities	$130,313	$1,638	$(665)	$—	$131,286
Residential mortgage backed securities	702,655	14,578	(590)	—	716,643
Municipal bonds	90,292	4,551	(114)	(16)	94,713
Corporate bonds	33,345	1,596	(71)	(140)	34,730
Other equity investments	198	—	—	—	198
	$956,803	$22,363	$(1,440)	$(156)	$977,570

		Gross	Gross	Estimated
December 31, 2019	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$180,228	$621	$(1,055)	$179,794
Residential mortgage backed securities	541,490	4,337	(1,975)	543,852
Municipal bonds	71,902	2,034	(5)	73,931
Corporate bonds	10,530	203	—	10,733
U.S. Treasury	34,844	11	—	34,855
Other equity investments	198	—	—	198
	$839,192	$7,206	$(3,035)	$843,363

In addition, at September 30, 2020 and December 31, 2019 the Company held $40.1 million and $35.2 million, respectively, in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.
Accrued interest on available-for-sale securities totaled $3.1 million and $3.2 million at September 30, 2020 and December 31, 2019, respectively, and was included in other assets in the Consolidated Balance Sheets.
Gross unrealized losses and fair value of available-for-sale securities for which an allowance for credit losses has not been recorded, by length of time that individual securities have been in a continuous unrealized loss position are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
September 30, 2020	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	25	$20,762	$32	$43,607	$633	$64,369	$665
Residential mortgage backed securities	33	139,848	549	7,334	41	147,182	590
Municipal bonds	4	14,086	114	—	—	14,086	114
Corporate bonds	1	2,954	71	—	—	2,954	71
	63	$177,650	$766	$50,941	$674	$228,591	$1,440

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2019	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	36	$75,159	$439	$51,481	$616	$126,640	$1,055
Residential mortgage backed securities	111	197,794	1,148	90,742	827	288,536	1,975
Municipal bonds	1	1,994	5	—	—	1,994	5
	148	$274,947	$1,592	$142,223	$1,443	$417,170	$3,035

The majority of the AFS debt securities in an unrealized loss position as of September 30, 2020, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.
As of September 30, 2020, total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. However, as of September 30, 2020, the Company determined that part of the unrealized loss positions in AFS corporate and municipal securities could be the result of credit losses, and therefore, an allowance for credit losses of $156 thousand was recorded. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.1 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.
The amortized cost and estimated fair value of investments available-for-sale at September 30, 2020 and December 31, 2019 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities (“MBS”) will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$38,000	$38,111	$96,332	$96,226
After one year through five years	81,181	82,057	76,121	75,821
Five years through ten years	11,132	11,224	7,775	7,747
Residential mortgage backed securities	702,655	716,643	541,490	543,852
Municipal bonds maturing:
One year or less	4,834	4,868	5,897	5,969
After one year through five years	26,677	27,912	21,416	21,953
Five years through ten years	56,781	59,771	42,589	44,015
After ten years	2,000	2,072	2,000	1,994
Corporate bonds maturing:
One year or less	5,214	5,257	502	508
After one year through five years	21,156	22,124	8,528	8,725
After ten years	6,975	7,489	1,500	1,500
U.S. treasury	—	—	34,844	34,855
Other equity investments	198	198	198	198
Allowance for Credit Losses	—	(156)	—	—
	$956,803	$977,570	$839,192	$843,363

For the nine months ended September 30, 2020, gross realized gains on sales of investments securities were $1.7 million and there were no gross realized losses on sales of investment securities. For the nine months ended September 30, 2019, gross realized gains on sales of investments securities were $1.6 million, of which $829 thousand was recognized during March 2019 on interest rate swap terminations, and there were no gross realized losses on sales of investment securities.
Proceeds from sales and calls of investment securities for the nine months ended September 30, 2020 were $130.3 million compared to $83.0 million for the same period in 2019.
The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2020 and December 31, 2019 was $320 million and $378 million, respectively, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

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
During the second quarter of 2020, the Company suspended locking loans for sale on a mandatory basis as a result of elevated origination volumes and market dislocations associated with the current COVID-19 pandemic. In connection with this shift in pipeline strategy from mandatory to best efforts, beginning in the third quarter of 2020, the Company adjusted its accounting treatment of loans sold on a best efforts basis which accelerated revenue recognition associated with the pipeline to when the loans are committed, in accordance with GAAP. The change reflects the timely recognition of non-interest income associated with the gains and fees attributable to the best efforts sale and aligns the accounting treatment of best efforts with the accounting treatment of loans sold on a mandatory basis. Under the adjustment to the accounting for best efforts implemented in the third quarter of 2020, the Company recognized an additional $1.6 million in noninterest income associated with the residential mortgage operations. Had the company utilized the adjusted accounting method for best efforts in prior quarters, non-interest income would have been higher by an immaterial amount.
At September 30, 2020, the Bank had mortgage banking derivative financial instruments totaling $6.0 million. At September 30, 2019 the Bank had mortgage banking derivative financial instruments of $134.3 million notional value. The fair value of these mortgage banking derivative instruments at December 31, 2019 was $280 thousand included in other assets and $66 thousand included in other liabilities.

Included in other noninterest income for the three and nine months ended September 30, 2020 was a net loss of $145 thousand and a net loss of $309 thousand relating to mortgage banking derivative instruments as compared to a net gain of $30 thousand and a net gain of $249 thousand for the three and nine months ended September 30, 2019. The amount included in other noninterest income for the three and nine months ended September 30, 2020 pertaining to its mortgage banking hedging activities was a net realized gain of $34 thousand and a net gain of $27 thousand, respectively, as compared to a net gain of $277 thousand and a net gain of $228 thousand, respectively, for the three and nine months ended September 30, 2019.

Note 5. Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized net deferred fees, at September 30, 2020 (unaudited) and December 31, 2019 are summarized by type as follows:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,524,613	19%	$1,545,906	20%
PPP loans	456,115	6%	—	—
Income producing - commercial real estate	3,724,839	47%	3,702,747	50%
Owner occupied - commercial real estate	997,645	13%	985,409	13%
Real estate mortgage - residential	82,385	1%	104,221	1%
Construction - commercial and residential	879,144	11%	1,035,754	14%
Construction - C&I (owner occupied)	140,357	2%	89,490	1%
Home equity	72,648	1%	80,061	1%
Other consumer	2,509	—	2,160	—
Total loans	7,880,255	100%	7,545,748	100%
Less: allowance for credit losses	(110,215)		(73,658)
Net loans (1)	$7,770,040		$7,472,090
________________________________________
(1)Excludes accrued interest receivable of $43.7 million and $21.3 million at September 30, 2020 and December 31, 2019, respectively, which is recorded in other assets.
Unamortized net deferred fees amounted to $33.0 million and $25.2 million at September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020 and December 31, 2019, the Bank serviced $94 million and $99 million, respectively, of multifamily FHA loans, SBA loans and other loan participations that are not reflected as loan balances on the Consolidated Balance Sheets.
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
The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At September 30, 2020, owner occupied - commercial real estate and construction – C&I (owner occupied) represent approximately 14% of the loan portfolio. At September 30, 2020, non-owner occupied commercial real estate and real estate construction represented approximately 58% of the loan portfolio. The combined owner occupied and commercial real estate and construction loans represent approximately 73% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 79% of all loans being secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 19% of the loan portfolio at September 30, 2020 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 1% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit as well as potential recourse to the SBA guarantees. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.
Approximately 6% of the loan portfolio at September 30, 2020 consists of PPP loans to eligible customers. PPP loans are expected to primarily be repaid via forgiveness provisions (under the CARES Act) from the SBA. These loans are fully guaranteed as to principal and interest by the SBA and ultimately by the full faith and credit of the U.S. Government; as a result, they were approved utilizing different underwriting standards than the Bank's other commercial loans. PPP loans are included in the CECL model but do not carry an allowance for credit loss due to the aforementioned government guarantees.
Approximately 1% of the loan portfolio at September 30, 2020 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.
Approximately 1% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 17 months at September 30, 2020. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.
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
The Company’s loan portfolio includes acquisition, development and construction (“ADC”) real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.4 billion at September 30, 2020. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 58% of the outstanding ADC loan portfolio at September 30, 2020. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate these inherent risks, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
The following tables detail activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2020 and 2019. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not restrict the use of the allowance to absorb losses in other categories.

		Income Producing -	Owner Occupied -	Real Estate	Construction -
		Commercial	Commercial	Mortgage -	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Three Months Ended September 30, 2020
Allowance for credit losses:
Balance at beginning of period	$28,078	$51,863	$12,341	$1,550	$13,808	$1,112	$44	$108,796
Loans charged-off	(187)	(3,750)	(20)	—	(1,179)	(92)	—	(5,228)
Recoveries of loans previously charged-off	45	—	—	—	—	—	13	58
Net loans charged-off	(142)	(3,750)	(20)	—	(1,179)	(92)	13	(5,170)
Provision for credit losses	(712)	7,327	769	321	(1,088)	(13)	(15)	6,589
Ending balance	$27,224	$55,440	$13,090	$1,871	$11,541	$1,007	$42	$110,215

Nine Months Ended September 30, 2020
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASC 326	$18,832	$29,265	$5,838	$1,557	$17,485	$656	$25	$73,658
Impact of adopting ASC 326	892	11,230	4,674	(301)	(6,143)	245	17	10,614
Loans charged-off	(7,332)	(4,300)	(20)	—	(2,947)	(92)	—	(14,691)
Recoveries of loans previously charged-off	116	—	—	—	—	—	20	136
Net loans (charged-off) recoveries	(7,216)	(4,300)	(20)	—	(2,947)	(92)	20	(14,555)
Provision for credit losses	14,716	19,245	2,598	615	3,146	198	(20)	40,498

Ending balance	$27,224	$55,440	$13,090	$1,871	$11,541	$1,007	$42	$110,215

As of September 30, 2020
Allowance for credit losses:
Individually evaluated for impairment	$9,593	$5,999	$670	$1,148	$204	$—	$3	$17,617
Collectively evaluated for impairment	17,631	49,441	12,420	723	11,337	1,007	39	92,598
Ending balance	$27,224	$55,440	$13,090	$1,871	$11,541	$1,007	$42	$110,215

Three Months Ended September 30, 2019
Allowance for credit losses:
Balance at beginning of period	$18,136	$27,010	$5,756	$1,355	$19,006	$581	$242	$72,086
Loans charged-off	(1,794)		—	—	—	—	—	(1,794)
Recoveries of loans previously charged-off	210		—	—	15	—	17	242
Net loans charged-off	(1,584)	—	—	—	15	—	17	(1,552)
Provision for credit losses	1,617	1,517	(158)	(3)	251	(6)	(32)	3,186
Ending balance	$18,169	$28,527	$5,598	$1,352	$19,272	$575	$227	$73,720

Nine Months Ended September 30, 2019
Allowance for credit losses:
Balance at beginning of period	$15,857	$28,034	$6,242	$965	$18,175	$599	$72	$69,944
Loans charged-off	(1,799)	(5,343)	—	—	—	—	(2)	(7,144)
Recoveries of loans previously charged-off	377	302	2	3	52	—	38	774
Net loans (charged-off) recoveries	(1,422)	(5,041)	2	3	52	—	36	(6,370)
Provision for credit losses	3,734	5,534	(646)	384	1,045	(24)	119	10,146
Ending balance	$18,169	$28,527	$5,598	$1,352	$19,272	$575	$227	$73,720

As of September 30, 2019
Allowance for credit losses:
Individually evaluated for impairment	$8,196	$1,200	$375	$650	$—	$13	$—	$10,434
Collectively evaluated for impairment	9,973	27,327	5,223	702	19,272	562	227	63,286
Ending balance	$18,169	$28,527	$5,598	$1,352	$19,272	$575	$227	$73,720

During the first quarter of 2020, we adopted ASU 2016-13, which replaced the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. Upon adoption, the allowance for credit losses was increased by $14.7 million, which included a $4.1 million increase to the allowance for unfunded commitments, with no impact to the consolidated Statement of Income, as the charges were recorded directly to Retained Earnings (net of taxes). We recorded a $6.6 million and $40.7 million provision for credit losses for the three and nine months ended September 30, 2020, respectively, under CECL. We recorded $5.2 million and $14.6 million in net charge-offs during the three and nine months ended September 30, 2020, respectively, compared to $1.6 million and $6.4 million during the three and nine months ended September 30, 2019, respectively.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2020:

(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$14,075	$2,948
Income producing - commercial real estate	3,193	26,063
Owner occupied - commercial real estate	—	14,215
Real estate mortgage - residential	—	5,335
Construction - commercial and residential	—	2,274
Home equity	—	109
Other consumer	8	—
Total	$17,276	$50,944

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

Based on the most recent analysis performed, the risk category of loans by class of loans and year of origination is as follows:

September 30, 2020 (dollars in thousands)	Prior	2016	2017	2018	2019	2020	Total
Commercial
Pass	375,848	124,678	306,487	249,287	193,594	155,505	1,405,399
Watch	32,430	—	—	451	—	—	32,881
Special Mention	1,302	4,766	2,046	12,421	207	—	20,742
Substandard	16,915	3,125	32,399	9,478	3,674	—	65,591
Total	426,495	132,569	340,932	271,637	197,475	155,505	1,524,613
PPP loans
Pass	—	—	—	—	—	456,115	456,115
Total	—	—	—	—	—	456,115	456,115
Income producing - commercial real estate
Pass	756,002	402,690	421,428	685,804	705,972	377,721	3,349,617
Watch	150,215	—	—	—	47,644	—	197,859
Special Mention	203	800	4,656	4,883	5,542	—	16,084
Substandard	13,375	15,480	74,168	53,616	4,640	—	161,279
Total	919,795	418,970	500,252	744,303	763,798	377,721	3,724,839
Owner occupied - commercial real estate
Pass	344,863	105,381	115,144	139,991	74,286	29,169	808,834
Watch	50,018	764	—	355	3,475	—	54,612
Substandard	9,584	2,038	2,645	95,171	24,761	—	134,199
Total	404,465	108,183	117,789	235,517	102,522	29,169	997,645
Real estate mortgage - residential
Pass	18,121	3,410	10,377	14,593	23,100	6,837	76,438
Watch	612	4,154	—	—	—	—	4,766
Substandard	1,181	—	—	—	—	—	1,181
Total	19,914	7,564	10,377	14,593	23,100	6,837	82,385
Construction - commercial and residential
Pass	32,535	65,703	286,922	314,061	104,335	46,832	850,388
Substandard	853	1,866	408	—	—	—	3,127
Watch	—	—	25,629	—	—	—	25,629
Total	33,388	67,569	312,959	314,061	104,335	46,832	879,144
Construction - C&I (owner occupied)
Pass	11,162	10,577	6,501	29,963	18,761	43,997	120,961
Watch	787	—	2,121	3,251	13,237	—	19,396
Total	11,949	10,577	8,622	33,214	31,998	43,997	140,357
Home Equity
Pass	38,049	4,970	8,274	8,314	4,369	6,918	70,894
Watch	1,401	—	—	—	49	—	1,450
Substandard	304	—	—	—	—	—	304
Total	39,754	4,970	8,274	8,314	4,418	6,918	72,648
Other Consumer
Pass	2,039	169	108	50	100	33	2,499
Substandard	10	—	—	—	—	—	10
Total	2,049	169	108	50	100	33	2,509
Total Recorded Investment	$1,857,809	$750,571	$1,299,313	$1,621,689	$1,227,746	$1,123,127	$7,880,255

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

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of September 30, 2020 (unaudited) and December 31, 2019:

		Loans	Loans	Loans			Total Recorded
	Current	30-59 Days	60-89 Days	90 Days or	Total Past		Investment in
(dollars in thousands)	Loans	Past Due	Past Due	More Past Due	Due Loans	Non-Accrual	Loans
September 30, 2020
Commercial	$1,494,038	$4,585	$10,154	$—	$14,739	$15,836	$1,524,613
PPP loans	456,115	—	—	—	—	—	456,115
Income producing - commercial real estate	3,696,949	—	7,822	—	7,822	20,068	3,724,839
Owner occupied - commercial real estate	983,021	—	446	—	446	14,178	997,645
Real estate mortgage - residential	76,798	—	—	—	—	5,587	82,385
Construction - commercial and residential	876,361	—	509	—	509	2,274	879,144
Construction - C&I (owner occupied)	138,837	1,520	—	—	1,520	—	140,357
Home equity	71,837	656	46	—	702	109	72,648
Other consumer	2,492	9	—	—	9	8	2,509
Total	$7,796,448	$6,770	$18,977	$—	$25,747	$58,060	$7,880,255

December 31, 2019
Commercial	$1,527,134	$3,063	$781	$—	$3,844	$14,928	$1,545,906
Income producing - commercial real estate	3,687,494	—	5,542	—	5,542	9,711	3,702,747
Owner occupied - commercial real estate	965,938	13,008	—	—	13,008	6,463	985,409
Real estate mortgage – residential	95,057	3,533	—	—	3,533	5,631	104,221
Construction - commercial and residential	1,113,735	—	—	—	—	11,509	1,125,244
Home equity	79,246	136	192	—	328	487	80,061
Other consumer	2,151	—	9	—	9	—	2,160
Total	$7,470,755	$19,740	$6,524	$—	$26,264	$48,729	$7,545,748

The following presents the nonaccrual loans as of September 30, 2020 (unaudited) and December 31, 2019:

	September 30, 2020			December 31, 2019
	Nonaccrual with	Nonaccrual with	Total	Total
	No Allowance	an Allowance	Nonaccrual	Nonaccrual
(dollars in thousands)	for Credit Loss	for Credit Loss	Loans	Loans

Commercial	572	15,262	15,834	14,928
PPP loans	—	—	—	—
Income producing - commercial real estate	6,690	13,379	20,069	9,711
Owner occupied - commercial real estate	12,627	1,551	14,178	6,463
Real estate mortgage - residential	1,434	4,154	5,588	5,631
Construction - commercial and residential	1,866	408	2,274	11,509
Home equity	109	—	109	487
Other consumer	5	3	8	—
Total (1)(2)	$23,303	$34,757	$58,060	$48,729
________________________________________
(1)Excludes TDRs that were performing under their restructured terms totaling $10.1 at September 30, 2020 and $16.6 million at December 31, 2019.
(2)Gross interest income of $2.6 million and $2.7 million would have been recorded for the nine months ended September 30, 2020 and 2019, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while the interest actually recorded on such loans was $282 thousand and $598 thousand for the nine months ended September 30, 2020 and 2019, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

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

Modifications
A modification of a loan constitutes a TDR when the borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. The most common change in terms provided by the Company is an extension of an interest-only term. As of September 30, 2020, all performing TDRs were categorized as interest-only modifications.
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
In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complies with the CARES Act and ASC 310-40 to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days, which we extended for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. As of September 30, 2020, we granted ongoing temporary modifications on approximately 321 loans representing approximately $851 million (10.8% of total loans) in outstanding exposure. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.
The following table presents by class, the recorded investment of loans modified in TDRs held by the Company for the periods ended September 30, 2020 and 2019.

	Nine Months Ended September 30, 2020
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructurings
Restructured accruing	7	$1,297	$9,188	$37	$—	$10,522
Restructured nonaccruing	4	138	6,342	2,370	—	8,850
Total	11	$1,435	$15,530	$2,407	$—	$19,372

Specific allowance		$227	$629	$—	$—	$856

Restructured and subsequently defaulted		$138	$11,161	$2,370	$—	$13,669

	Nine Months Ended September 30, 2019
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructurings
Restructured accruing	7	$898	$4,387	$3,283	$—	$8,568
Restructured nonaccruing	3	1,521	—	—	—	1,521
Total	10	$2,419	$4,387	$3,283	$—	$10,089

Specific allowance		$—	$1,000	$—	$—	$1,000

Restructured and subsequently defaulted		$—	$2,300	$—	$—	$2,300

The Company had eleven TDRs at September 30, 2020 totaling approximately $19.4 million. Seven of these loans totaling approximately $10.5 million are performing under their modified terms. For the first nine months of 2020 and 2019, there were two performing TDR loans each, totaling $6.3 million and $0.9 million, respectively, that defaulted on their modified terms. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on non-accrual status. For the three months ended September 30, 2020, there were no restructured loans where the collateral was sold and the loans paid in full, as compared to the same period in 2019, when there was one restructured loan totaling approximately $309 thousand that was paid off from the sale proceeds of the collateral property. During the three months ended September 30, 2020 and 2019, no loans were re-underwritten and removed from TDR status. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. For both the three months ended September 30, 2020 and 2019, there were no loans modified in a TDR.

Note 6. Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-2 “Leases” (Topic 842) and has adopted all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.
Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branch offices, ATM locations, and corporate office space. Substantially all of our leases are classified as operating leases, and as such, were previously not recognized on the Company’s Consolidated Balance Sheets. With the adoption of Topic 842, operating lease agreements were required to be recognized on the Consolidated Balance Sheets as a right-of-use (“ROU”) asset and a corresponding lease liability.
As of September 30, 2020, the Company had $27.2 million of operating lease ROU assets and $30.5 million of operating lease liabilities on the Company’s Consolidated Balance Sheets. As of December 31, 2019, the Company had $27.4 million of operating lease ROU assets and $30.0 million of operating lease liabilities on the Company’s Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets. In accordance with ASC 842 on Leases, a $1.7 million one-time adjustment to rent expense was recorded during the third quarter as our internal review process identified a lease extension that was not originally recorded in the lease balances reflected in the Consolidated Balance Sheets upon implementation of the new lease accounting standard.

Our leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and lease liabilities.
As of September 30, 2020, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. As of September 30, 2020, there were no leases that have been signed but did not yet commence as of the reporting date that create significant rights and obligations for the Company.
The following table presents lease costs and other lease information.

	Nine Months Ended
(dollars in thousands)	September 30, 2020		September 30, 2019
Lease Cost
Operating Lease Cost (Cost resulting from lease payments)	$6,253		$5,857
Variable Lease Cost (Cost excluded from lease payments)	720		815
Sublease Income	(261)		(282)
Net Lease Cost	$6,712		$6,390

Operating Lease - Operating Cash Flows (Fixed Payments)	$6,648		$6,382
Right-of-Use Assets - Operating Leases	$27,180		$26,552
Weighted Average Lease Term - Operating Leases	5.27	yrs	5.11	yrs
Weighted Average Discount Rate - Operating Leases	4.00%		4.00%

Future minimum payments for operating leases with initial or remaining terms of more than one year as of September 30, 2020 were as follows:

(dollars in thousands)
Twelve Months Ended:
September 30, 2021	$8,384
September 30, 2022	6,592
September 30, 2023	5,296
September 30, 2024	4,595
September 30, 2025	3,847
Thereafter	5,162
Total Future Minimum Lease Payments	33,876
Amounts Representing Interest	(3,419)
Present Value of Net Future Minimum Lease Payments	$30,457

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
As of September 30, 2020 and December 31, 2019, the Company had one designated cash flow hedge notional interest rate swap transaction outstanding amounting to $100 million associated with the Company’s variable rate deposits. The Company recognized $829 thousand in noninterest income during March 2019 due to the termination of two of its interest rate swap transactions as part of the Company’s asset liability strategy as well as declines in market interest rates.
Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates (based on existing interest rates) that $842 thousand will be reclassified as an increase in interest expense.

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
As of September 30, 2020, the aggregate fair value of the derivative contract with credit risk contingent features (i.e., containing collateral posting or termination provisions based on our capital status) that was in a net liability position totaled $5.5 million. The Company has a minimum collateral posting threshold with its derivative counterparty. As of September 30, 2020, the Company was required to post collateral totaling $2.2 million with its derivative counterparty against its obligations under this agreement. If the Company had breached any provisions under the agreement at September 30, 2020, it could have been required to settle its obligations under the agreement at the termination value.
The table below identifies the balance sheet category and fair value of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of September 30, 2020 (unaudited) and December 31, 2019.

	September 30, 2020					December 31, 2019
	Notional			Balance Sheet		Notional		Balance Sheet
Derivatives designated as hedging instruments (dollars in thousands)	Amount	Fair Value		Category		Amount	Fair Value	Category
Interest rate product	$100,000	$910		Other Liabilities		$100,000	$206	Other Liabilities

Derivatives not designated as hedging instruments (dollars in thousands

Interest rate product	$176,851	$4,306		Other Assets		$56,806	$311	Other Assets
Mortgage banking derivatives	409,988	6,015		Other Assets		49,869	280	Other Assets
	586,839	10,321	586,839		10,321	106,675	591

Interest rate product	$176,851	$4,561		Other Liabilities		$56,806	$319	Other Liabilities
Other Contracts	27,031	136		Other Liabilities		27,384	86	Other Liabilities
Mortgage banking derivatives	$—	$—		Other Liabilities		$49,869	$66	Other Liabilities
	$203,882	$4,697		Other Liabilities		$134,059	$471	Other Liabilities

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the three and nine months ended September 30, 2020 and 2019:

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain (Loss) Recognized in		Recognized from	Reclassified from Accumulated OCI
	OCI on Derivative		Accumulated Other	into Income
Derivatives in Subtopic 815-20 Hedging	Three Months Ended September 30,		Comprehensive Income into	Three Months Ended September 30,
Relationships (dollars in thousands)	2020	2019	Income	2020	2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	31	(107)	Interest Expense	(389)	264
Total	31	(107)		(389)	264

			Location of Gain or (Loss)
			Recognized from
			Accumulated Other	Amount of Gain or (Loss)
	Amount of (Loss) Recognized in		Comprehensive Income into	Reclassified from Accumulated OCI
	OCI on Derivative		Income	into Income
Derivatives in Subtopic 815-20 Hedging	Nine Months Ended September 30,			Nine Months Ended September 30,
Relationships (dollars in thousands)	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	(1,517)	(1,974)	Interest Expense	(755)	1,039
Interest Rate Products	—	—	Gain on sale of investment securities	—	829
Total	(1,517)	(1,974)		(755)	1,868

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Income
	Location and Amount of Gain or (Loss) Recognized in Income on
	Fair Value and Cash Flow Hedging Relationships (in 000's)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2019
	Interest		Interest	Interest	Gain on sale of
	Expense		Expense	Expense	investment securities
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of fair value or cash flow hedges are recorded	$389	$264	$755	$1,039	$829

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$389	$264	$755	$1,039	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—	$829
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	$389	$264	$755	$1,039	$829
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component	$—	$—	$—	$—	$—

Effect of Derivatives Not Designated as Hedging Instruments on the Statements of Income
		Amount of Income (Loss)		Amount of Income (Loss)
		Recognized in Income on		Recognized in Income on
	Location of	Derivative		Derivative
Derivatives Not Designated as Hedging	(Loss) Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Instruments under Subtopic 815-20	Income on Derivative	2020	2019	2020	2019
Interest Rate Products	Other income / (expense)	(40)	(7)	(326)	(7)
Mortgage banking derivatives	Other income / (expense)	6,015	(380)	6,015	316
Other Contracts	Other income / (expense)	(13)	(16)	(77)	(58)
Total		5,962	(403)	5,612	251

Balance Sheet Offsetting: Our designated cash flow hedge interest rate derivatives are eligible for offset in the Consolidated Balance Sheets and are subject to master netting arrangements. Our derivative transactions with counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. The Company generally offsets such financial instruments for financial reporting purposes. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s cash flow hedge derivatives as of September 30, 2020 (unaudited) and December 31, 2019.

As of September 30, 2020

		Gross		Gross Amounts Not Offset in the
	Gross	Amounts	Net Amounts of Assets presented in the Balance Sheet	Balance Sheet
	Amounts of	Offset in			Cash
Offsetting of Derivative Assets (dollars in thousands)	Recognized	the Balance		Financial	Collateral	Net
	Assets	Sheet		Instruments	Posted	Amount
Derivatives	$4,306	$—	$4,306	$—	$—	$4,306

		Gross		Gross Amounts Not Offset in the
	Gross	Amounts	Net Amounts of Liabilities presented in the Balance Sheet	Balance Sheet
	Amounts of	Offset in			Cash
	Recognized	the Balance		Financial	Collateral	Net
Offsetting of Derivative Liabilities (dollars in thousands)	Liabilities	Sheet		Instruments	Posted	Amount

Derivatives	$5,216	$—	$5,216	$—	$230	$4,986

As of December 31, 2019

		Gross		Gross Amounts Not Offset in the
	Gross	Amounts	Net Amounts of Assets presented in the Balance Sheet	Balance Sheet
	Amounts of	Offset in			Cash
Offsetting of Derivative Assets (dollars in thousands)	Recognized	the Balance		Financial	Collateral	Net
	Assets	Sheet		Instruments	Posted	Amount
Derivatives	$311	—	$311	—	—	$311

		Gross		Gross Amounts Not Offset in the
	Gross	Amounts	Net Amounts of Liabilities presented in the Balance Sheet	Balance Sheet
	Amounts of	Offset in			Cash
	Recognized	the Balance		Financial	Collateral	Net
Offsetting of Derivative Liabilities (dollars in thousands)	Liabilities	Sheet		Instruments	Posted	Amount

Derivatives	$611	—	$611	—	$500	$111

Note 8. Other Real Estate Owned
The activity within Other Real Estate Owned (“OREO”) for the three and nine months ended September 30, 2020 and 2019 (unaudited) is presented in the table below. There were no residential real estate loans in the process of foreclosure as of September 30, 2020. For the three and nine months ended September 30, 2020 there was one sale of an OREO property, while there were zero sales in the same periods in 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Beginning Balance	$8,237	$1,394	$1,487	$1,394
Real estate acquired from borrowers	—	93	6,750	93
Properties sold	(3,250)	—	(3,250)	—
Ending Balance	$4,987	$1,487	$4,987	$1,487

Note 9. Long-Term Borrowings
The following table presents information related to the Company’s long-term borrowings as of September 30, 2020 (unaudited) and December 31, 2019.

(dollars in thousands)	September 30, 2020	December 31, 2019
Subordinated Notes, 5.75%	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	150,000
FHLB Advance, 1.81%	50,000	—
Less: unamortized debt issuance costs	(2,020)	(2,313)
Long-term borrowings	$267,980	$217,687

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
On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “2026 Notes”). The 2026 Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $147.4 million, which includes $2.6 million in deferred financing costs which are being amortized over the life of the 2026 Notes.
On February 26, 2020, the Bank borrowed $50 million dollars under its borrowing arrangement with the Federal Home Loan Bank of Atlanta at a fixed rate of 1.81% with a maturity date of February 26, 2030 as part of the overall asset liability strategy and to support loan growth.

Note 10. Net Income per Common Share
The calculation of net income per common share for the three and nine months ended September 30, 2020 and 2019 (unaudited) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Basic:
Net income	$41,346	$36,495	$93,325	$107,487
Average common shares outstanding	32,229	34,233	32,434	34,418
Basic net income per common share	$1.28	$1.07	$2.88	$3.12

Diluted:
Net income	$41,346	$36,495	$93,325	$107,487
Average common shares outstanding	32,229	34,233	32,434	34,418
Adjustment for common share equivalents	22	23	24	33
Average common shares outstanding-diluted	32,251	34,256	32,458	34,451
Diluted net income per common share	$1.28	$1.07	$2.88	$3.12

Anti-dilutive shares	26	2	26	20

Note 11. Other Comprehensive Income
The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2020
Net unrealized loss on securities available-for-sale	$(840)	$216	$(624)
Less: Reclassification adjustment for net gains included in net income	(115)	29	(86)
Total unrealized loss	(955)	245	(710)

Net unrealized gain on derivatives	31	(7)	24
Less: Reclassification adjustment for loss included in net income	389	(100)	289
Total unrealized gain	420	(107)	313

Other Comprehensive Income	$(535)	$138	$(397)

Three Months Ended September 30, 2019
Net unrealized gain on securities available-for-sale	$1,585	$411	$1,174
Less: Reclassification adjustment for net gains included in net income	(153)	(43)	(110)
Total unrealized gain	1,432	368	1,064

Net unrealized gain on derivatives	24	(13)	11
Less: Reclassification adjustment for gain included in net income	(285)	(80)	(205)
Total unrealized loss	(261)	67	(194)

Other Comprehensive Income	$1,171	$301	$870

Nine Months Ended September 30, 2020
Net unrealized gain on securities available-for-sale	$18,402	$(5,048)	$13,354
Less: Reclassification adjustment for net gains included in net income	(1,650)	419	(1,231)
Total unrealized gain	16,752	(4,629)	12,123

Net unrealized loss on derivatives	(1,986)	662	(1,324)
Less: Reclassification adjustment for gain included in net income	688	(175)	513
Total unrealized loss	(1,298)	487	(811)

Other Comprehensive Income	$15,454	$(4,142)	$11,312

Nine Months Ended September 30, 2019
Net unrealized gain on securities available-for-sale	$17,712	$(4,572)	$13,140
Less: Reclassification adjustment for net gains included in net income	(1,628)	(438)	(1,190)
Total unrealized gain	16,084	(5,010)	11,950

Net unrealized loss on derivatives	(2,210)	546	(1,664)
Less: Reclassification adjustment for gain included in net income	(1,879)	(505)	(1,374)
Total unrealized loss	(4,089)	41	(3,038)

Other Comprehensive Income	$11,995	$(4,969)	$8,912

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2020 and 2019.

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Three Months Ended September 30, 2020
Balance at Beginning of Period	$15,942	$(1,274)	$14,668
Other comprehensive income (loss) before reclassifications	(624)	24	(600)
Amounts reclassified from accumulated other comprehensive income (loss)	(86)	289	203
Net other comprehensive income (loss) during period	(710)	313	(397)
Balance at End of Period	$15,232	$(961)	$14,271

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Three Months Ended September 30, 2019
Balance at Beginning of Period	$3,842	$(75)	$3,767
Other comprehensive income (loss) before reclassifications	1,174	11	1,185
Amounts reclassified from accumulated other comprehensive loss	(110)	(205)	(315)
Net other comprehensive income (loss) during period	1,064	(194)	870
Balance at End of Period	$4,906	$(269)	$4,637

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Nine Months Ended September 30, 2020
Balance at Beginning of Period	$3,109	$(150)	$2,959
Other comprehensive income (loss) before reclassifications	13,354	(1,324)	12,030
Amounts reclassified from accumulated other comprehensive income (loss)	(1,231)	513	(718)
Net other comprehensive income (loss) during period	12,123	(811)	11,312
Balance at End of Period	$15,232	$(961)	$14,271

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Nine Months Ended September 30, 2019
Balance at Beginning of Period	$(7,044)	$2,769	$(4,275)
Other comprehensive income (loss) before reclassifications	13,140	(1,664)	11,476
Amounts reclassified from accumulated other comprehensive loss	(1,190)	(1,374)	(2,564)
Net other comprehensive income (loss) during period	11,950	(3,038)	8,912
Balance at End of Period	$4,906	$(269)	$4,637

The following tables present the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019.

	Amount Reclassified from
	Accumulated Other		Affected Line Item in
Details about Accumulated Other	Comprehensive (Loss) Income		the Statement Where
Comprehensive Income Components	Three Months Ended September 30,		Net Income is Presented
(dollars in thousands)	2020	2019
Realized gain on sale of investment securities	$115	$153	Gain on sale of investment securities
Interest income derivative deposits	(389)	285	Interest expense on deposits
Income tax expense	71	(123)	Income Tax Expense
Total Reclassifications for the Period	$(203)	$315	Net Income

	Amount Reclassified from
	Accumulated Other		Affected Line Item in
Details about Accumulated Other	Comprehensive (Loss) Income		the Statement Where
Comprehensive Income Components	Nine Months Ended September 30,		Net Income is Presented
(dollars in thousands)	2020	2019
Realized gain on sale of investment securities	$1,650	$1,628	Gain on sale of investment securities
Realized gain on swap termination	—	829	Gain on sale of investment securities
Interest income derivative deposits	(688)	1,050	Interest expense on deposits
Income tax expense	(244)	(943)	Income Tax Expense
Total Reclassifications for the Period	$718	$2,564	Net Income

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 (unaudited) and December 31, 2019.

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
September 30, 2020
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$131,286	$—	$131,286
Residential mortgage backed securities	—	716,643	—	716,643
Municipal bonds	—	94,713	—	94,713
Corporate bonds	—	33,230	1,500	34,730
Other equity investments	—	—	198	198
Loans held for sale	—	79,084	—	79,084
Interest Rate Caps	—	4,233	—	4,233
Mortgage banking derivatives	—	—	6,015	6,015
Total assets measured at fair value on a recurring basis as of September 30, 2020	$—	$1,059,189	$7,713	$1,066,902
Liabilities:
Interest rate swap derivatives	$—	$910	$—	$910
Derivative liability	—	136	—	136
Interest Rate Caps	—	4,487	—	4,487
Total liabilities measured at fair value on a recurring basis as of September 30, 2020	$—	$5,533	$—	$5,533
December 31, 2019
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$179,794	$—	$179,794
Residential mortgage backed securities	—	543,852	—	543,852
Municipal bonds	—	73,931	—	73,931
Corporate bonds	—	—	10,733	10,733
U.S. Treasury	—	34,855	—	34,855
Other equity investments	—	—	198	198
Loans held for sale	—	56,707	—	56,707
Interest Rate Caps	—	317	—	317
Mortgage banking derivatives	—	—	280	280
Total assets measured at fair value on a recurring basis as of December 31, 2019	$—	$889,456	$11,211	$900,667
Liabilities:
Interest rate swap derivatives	$—	$203	$—	$203
Derivative liability	—	86	—	86
Interest Rate Caps	—	312	—	312
Mortgage banking derivatives	—	—	66	66
Total liabilities measured at fair value on a recurring basis as of December 31, 2019	$—	$601	$66	$667

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
Loans held for sale: The Company has elected to carry loans held for sale at fair value. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of residential mortgage loans are recorded as a component of noninterest income in the Consolidated Statements of Income. Gains and losses on sales of multifamily FHA securities are recorded as a component of noninterest income in the Consolidated Statements of Income. As such, the Company classifies loans subjected to fair value adjustments as Level 2 valuation.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of September 30, 2020 (unaudited) and December 31, 2019.

	September 30, 2020
		Aggregate
		Unpaid
		Principal
(dollars in thousands)	Fair Value	Balance	Difference
Loans held for sale	$79,084	$77,572	$1,512

	December 31, 2019
		Aggregate
		Unpaid
		Principal
(dollars in thousands)	Fair Value	Balance	Difference
Loans held for sale	$56,707	$55,834	$873

There were no residential mortgage loans held for sale that were 90 or more days past due or on nonaccrual status as of September 30, 2020 or December 31, 2019.
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
Mortgage banking derivatives for loans settled on a mandatory basis: The Company relied on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a Level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.
Mortgage banking derivative for loans settled best efforts basis: The significant unobservable input (Level 3) used in the fair value measurement of the Company's interest rate lock commitments is the pull through ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. An increase in the pull through ratio (i.e. higher percentage of loans are estimated to close) will increase the gain or loss. The pull through ratio is largely dependent on the loan processing stage that a loan is currently in. The pull through rate is computed by the Company's secondary marketing consultant using historical data and the ratio is periodically reviewed by the Company for reasonableness.
The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment	Mortgage Balancing
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2020	$10,931	$280	$11,211
Realized gain (loss) included in earnings	—	5,735	5,735
Unrealized gain included in other comprehensive income	—	—	—
Purchases of available-for-sale securities	—	—	—
Principal redemption	—	—	—
Migrated to Level 2 valuation	$(9,233)	$—	$(9,233)
Ending balance at September 30, 2020	$1,698	$6,015	$7,713

Liabilities:
Beginning balance at January 1, 2020	$—	$66	$66
Realized loss included in earnings	—	(66)	(66)
Principal redemption	—	—	—
Ending balance at September 30, 2020	$—	$—	$—

	Investment	Mortgage Balancing
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2019	$9,794	$229	$10,023
Realized (loss) gain included in earnings	(20)	51	31
Unrealized gain included in other comprehensive income	131	—	131
Purchases of available-for-sale securities	4,030	—	4,030
Principal redemption	(3,004)	—	(3,004)
Ending balance at December 31, 2019	$10,931	$280	$11,211

Liabilities:
Beginning balance at January 1, 2019	$—	$269	$269
Realized gain included in earnings	—	(203)	(203)
Principal redemption	—	—	—
Ending balance at December 31, 2019	$—	$66	$66

The other equity and debt securities classified as Level 3 consist of one corporate bond of a local banking company and equity investments in the form of common stock of two local banking companies which are not publicly traded, and for which the carrying amounts approximate fair value.

Form Level 3 assets measured at fair value on a recurring or nonrecurring basis as of September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

		September 30, 2020					December 31, 2019
(dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value		Weighted Average (1)		Fair Value
Mortgage banking derivatives	Pricing Model	Pull Through Rate	69.9% - 81.4%	78.44%	$6,015	0	76.25%	76.25	$280
(1) Unobservable inputs for mortgage banking derivatives were weighted by loan amount.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.
At September 30, 2020, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
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

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
September 30, 2020
Commercial	$—	$824	$16,307	$17,131
Income producing - commercial real estate	—	22,220	7,036	29,256
Owner occupied - commercial real estate	—	11,535	2,680	14,215
Real estate mortgage - residential	—	1,893	3,442	5,335
Construction - commercial and residential	—	—	2,274	2,274
Home equity	—	109	—	109
Other consumer	—	—	8	8
Other real estate owned	—	—	—	—
Total assets measured at fair value on a nonrecurring basis as of September 30, 2020	$—	$36,581	$31,747	$68,328

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
December 31, 2019
Impaired loans:
Commercial	$—	$—	$10,100	$10,100
Income producing - commercial real estate	—	—	11,948	11,948
Owner occupied - commercial real estate	—	—	6,934	6,934
Real estate mortgage - residential	—	—	4,981	4,981
Construction - commercial and residential	—	—	11,409	11,409
Home equity	—	—	387	387
Other real estate owned	—	—	1,487	1,487
Total assets measured at fair value on a nonrecurring basis as of December 31, 2019	$—	$—	$47,246	$47,246

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

The estimated fair value of the Company’s financial instruments at September 30, 2020 (unaudited) and December 31, 2019 are as follows:

			Fair Value Measurements
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying
(dollars in thousands)	Value	Fair Value
September 30, 2020
Assets
Cash and due from banks	$7,559	$7,559	$—	$7,559	$—
Federal funds sold	30,830	30,830	—	30,830	—
Interest bearing deposits with other banks	818,719	818,719	—	818,719	—
Investment securities	977,570	977,570	—	976,070	1,500
Federal Reserve and Federal Home Loan Bank stock	40,061	40,061	—	40,061	—
Loans held for sale	79,084	79,084	—	79,084	—
Loans	7,770,040	7,733,020	—	—	7,733,020
Bank owned life insurance	76,326	76,326	—	76,326	—
Annuity investment	14,541	14,541	—	14,541	—
Mortgage banking derivatives	6,015	6,015	—	—	6,015
Interest Rate Caps	4,233	4,233	—	4,233	—

Liabilities
Noninterest bearing deposits	2,384,108	2,384,108	—	2,384,108	—
Interest bearing deposits	4,780,160	4,780,160	—	4,780,160	—
Certificates of deposit	1,014,517	1,033,703	—	1,033,703	—
Customer repurchase agreements	24,293	24,293	—	24,293	—
Borrowings	567,980	573,641	—	573,641	—
Interest rate swap derivatives	910	910	—	910	—
Derivative liability	136	136	—	136	—
Interest Rate Caps	4,487	4,487	—	4,487	—

December 31, 2019
Assets
Cash and due from banks	$7,539	$7,539	$—	$7,539	$—
Federal funds sold	38,987	38,987	—	38,987	—
Interest bearing deposits with other banks	195,447	195,447	—	195,447	—
Investment securities	843,363	843,363	—	832,432	10,931
Federal Reserve and Federal Home Loan Bank stock	35,194	35,194	—	35,194	—
Loans held for sale	56,707	56,707	—	56,707	—
Loans	7,472,090	7,550,249	—	—	7,550,249
Bank owned life insurance	75,724	75,724	—	75,724	—
Annuity investment	14,697	14,697	—	14,697	—
Interest Rate Caps	280	280	—	280	—

Liabilities
Noninterest bearing deposits	2,064,367	2,064,367	—	2,064,367	—
Interest bearing deposits	3,876,985	3,876,985	—	3,876,985	—
Certificates of deposit	1,283,039	1,291,688	—	1,291,688	—
Customer repurchase agreements	30,980	30,980	—	30,980	—
Borrowings	467,687	328,330	—	328,330	—
Interest rate swap derivatives	203	203	—	203	—
Derivative liability	86	86	—	86	—
Interest Rate Caps	312	312	—	312	—
Mortgage banking derivatives	66	66	—	—	66

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
This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as “may,” “will,” “can,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “assume," "probable," "possible," "continue,” “should,” “could,” “would,” “strive," "seeks," "deem," "projections," "forecast," "consider," "indicative," "uncertainty," "likely," "unlikely," ""likelihood," "unknown," "attributable," "depends," "intends," "generally," "feel" "typically," "judgment," "subjective" and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market (including the macroeconomic and other challenges and uncertainties resulting from the coronavirus (“COVID-19”) pandemic, including on our credit quality and business operations), interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors contained in this report and the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance. All information is as of the date of this report. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward looking statement for any reason.
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
The Bank offers a broad range of commercial banking services to its business and professional clients, as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of Small Business Administration ("SBA”) loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and or mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The decision whether to sell residential mortgage loans on a mandatory or best efforts lock basis is a function of multiple factors, including but not limited to overall market volumes of mortgage loan originations, forecasted “pull -through” rates of origination, loan closing operational considerations, pricing differentials between the two methods, and availability and pricing of various interest rate hedging strategies associated with the mortgage origination pipeline. The Company continually monitors these factors to maximize profitability and minimize operational and interest rate risks.

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
Our business and consumer customers are experiencing varying degrees of financial distress. In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including directing employees to work from home insofar as is possible, implementing our business continuity plans and protocols to the extent necessary, and our branches have modified hours and advanced safety measures. We have established general guidelines for returning that include having employees maintain safe distances, staggered work schedules to limit the number of employees in a single location, more frequent cleaning of our facilities and other practices encouraging a safe working environment during this challenging time, including required COVID-19 training programs

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act created the Paycheck Protection Program (the "PPP"), a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.
As an SBA preferred lender, the Bank is participating in the PPP program, and at September 30, 2020, had an outstanding balance of PPP loans of $456.1 million to just over 1,400 businesses. The statutory interest rate on these loans is 1.00% and the average yield, which includes fee amortization, was 2.41% for the third quarter of 2020.
There have also been various governmental actions taken or proposed to provide forms of relief, such as streamlining the application process for forgiveness of all PPP loans under $50,000, limiting debt collections efforts, including foreclosures, and encouraging or requiring extensions, modifications or forbearance, with respect to certain loans and fees. Governmental actions taken in response to the COVID-19 pandemic have not always been coordinated or consistent across jurisdictions but, in general, have been expanding in scope and intensity. The efficacy and ultimate effect of these actions is not known.

In response to the COVID-19 pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. Initial modifications under the program have predominantly been for 90 days, with a second 90 day modification if warranted. The deferred payments along with interest accrued during the deferral period are due and payable on the existing maturity date of the existing loan. As of September 30, 2020, we had ongoing temporary modifications on approximately 321 loans representing $851 million (approximately 10.8% of total loans) in outstanding balances. Overall, as of September 30, 2020, the Bank's COVID-19 modification program has granted temporary modifications on approximately 740 loans representing approximately $1.63 billion in outstanding balances, including 419 temporary modifications representing $787 million that have or are expected to return to pre-modification terms.

Some of these deferrals may have met the criteria for treatment under U.S. generally accepted accounting principles ("GAAP") as troubled debt restructurings ("TDRs"). Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.
Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response, including maintaining record levels of on and off-balance sheet liquidity and have maintained regulatory capital ratios significantly above the well capitalized. Furthermore, we suspended our share repurchase program during the first quarter of 2020. Accordingly, we made no share repurchases in the second quarter of 2020. The Company’s Board of Directors approved lifting the suspension of the Company’s share repurchase program in the third quarter of 2020; however, no share repurchases were made in the third quarter of 2020. The Board of Directors has authorized management through the current share repurchase program to continue to evaluate opportunities for share repurchases. As a result, management may enter the markets from time to time as determined appropriate.
Additionally, the economic pressures, coupled with the implementation of the expected loss methodology for determining our provision for credit losses as required by the Current Expected Credit Loss ("CECL") standard described below, have contributed to an increased provision for credit losses for the first nine months of 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act and other legislative and regulatory developments related to COVID-19; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.
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
As a result of our January 1, 2020, adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” and its related amendments, our methodology for estimating these credit losses changed significantly from December 31, 2019. The new standard replaced the “incurred loss” approach with an “current expected credit loss” approach known as CECL. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

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
Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses and the RUC. Our determination of the amount of the allowance for credit losses requires significant reliance on estimates and significant judgment as to the amount and timing of expected future cash flows on loans, significant reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of economic factors, and the reliance on our reasonable and supportable forecasts. The Company uses the discounted cash flow (“DCF”) method to estimate expected credit losses for the commercial, income producing – commercial real estate, owner occupied – commercial real estate, real estate mortgage – residential, construction – commercial and residential, construction – C&I (owner occupied), home equity, and other consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, probability of default, and loss given default. The modeling of expected prepayment speeds are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts national unemployment as an initial loss driver, which is next adjusted to estimate regional unemployment rates. For all DCF models, management has determined that eight quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over twelve months on a straight-line basis. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period. PPP loans are included in the model but do not carry a reserve, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government.
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
Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. For example, the COVID-19 pandemic has negatively impacted the performance outlook in the Accommodation & Food Service segment of our loan portfolio, which informs our CECL economic forecast and increased our loss reserve as of September 30, 2020. See Notes 1 and 5 to the Consolidated Financial Statements, the “Provision for Credit Losses” section in Management’s Discussion and Analysis, and the COVID-19 risk factors in Item 1A for more information on the provision for credit losses.
Goodwill
As of June 30, 2020, COVID-19 caused the occurrence of what management deemed to be a triggering event that caused us to perform a goodwill impairment test to determine if an impairment charge was required for that period. Determining the fair value of a reporting unit under the goodwill impairment test involves judgement and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of the assessment of all reporting units, the Company concluded that no goodwill impairment existed as of June 30, 2020. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. Management did not consider a triggering event to have occurred during the third quarter of 2020. Annual impairment testing of intangibles and goodwill as required by GAAP will be performed in the fourth quarter of 2020.

RESULTS OF OPERATIONS
Earnings Summary
Net income for the three months ended September 30, 2020 was $41.3 million compared to $36.5 million for the three months ended September 30, 2019, a 13% increase. Net income per basic and diluted common share for the three months ended September 30, 2020 was $1.28 compared to $1.07 per basic and diluted common share for the same period in 2019, a 20% increase. Net income for the nine months ended September 30, 2020 was $93.3 million compared to $107.5 million for the nine months ended September 30, 2019, a 13% decrease. Net income per basic and diluted common share for the nine months ended September 30, 2020 was $2.88 compared to $3.12 for the same period in 2019, an 8% decrease.
Net income increased for the three months ended September 30, 2020 relative to the same period in 2019 due to higher noninterest income (as discussed below). This was partially offset by an increase in provisioning for credit losses and lower net interest income. In particular, the provision for credit losses increased to $6.6 million for the three months ended September 30, 2020 compared to $3.2 million for the same period in 2019, a 107% increase (see "Provision for Credit Losses" section below for further details on drivers of the change). Net income declined for the nine months ended September 30, 2020 relative to the same period in 2019 due substantially to a decline in the net interest margin, and increased provisioning for credit losses (see "Provision for Credit Losses" section below, and Note 1 and Note 5 for further detail on CECL), partially offset by higher noninterest income (as discussed in the "Noninterest Income" section below).
The most significant portion of revenue (i.e. net interest income plus noninterest income) is net interest income, which decreased to $79.0 million for the three months ended September 30, 2020 compared to $81.0 million for the same period in 2019. The decrease resulted from a decline in the net interest margin substantially offset by growth in average earning assets of 17.9%.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 3.08% for the three months ended September 30, 2020 and 3.72% for the same period in 2019. The net interest margin was 3.27% for the nine months ended September 30, 2020 and 3.88% for the same period in 2019. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the three months ended September 30, 2020 increased to $17.8 million from $6.3 million for the three months ended September 30, 2019, a 183% increase. Service charges on deposits for the three months ended September 30, 2020 decreased from $1.5 million to $1.1 million for the three months ended September 30, 2019, a 29.0% decrease, due to lesser insufficient funds fees. Total noninterest income for the nine months ended September 30, 2020 increased to $35.8 million from $19.0 million for the nine months ended September 30, 2019, an 89% increase. Service charges on deposits for the nine months ended September 30, 2020 decreased to $3.4 million from $4.8 million for the nine months ended September 30, 2019, a 28% decrease, due to lesser insufficient funds fees. For further information on the components and drivers of these changes see "Noninterest Income" section below.
The benefit of noninterest sources funding earning assets decreased by 41 basis points to 33 basis points for the three months ended September 30, 2020 as compared to 74 basis points for the same period in 2019, due to significantly lower market interest rates. The combination of a 23 basis point decrease in the net interest spread and a 41 basis point decrease in the value of noninterest sources resulted in a 64 basis point decrease in the net interest margin for the three months ended September 30, 2020 as compared to the same period in 2019. The benefit of noninterest sources funding earning assets decreased by 34 basis points to 42 basis points from 76 basis points for the nine months ended September 30, 2020 as compared to the same period in 2019 due to significantly lower market interest rates. The combination of a 27 basis point decrease in the net interest spread and a 34 basis point decrease in the value of noninterest sources resulted in a 61 basis point decrease in the net interest margin for the nine months ended September 30, 2020 as compared to the same period in 2019. Despite currently having lesser value resulting from lower interest rates, the Company continues to consider the value of its noninterest sources of funds as very significant to its business model and its overall profitability over the longer term.
Gain on sale of loans for the three months ended September 30, 2020 was $12.2 million compared to $2.6 million for the three months ended September 30, 2019, an increase of 377%. Gain on sale of loans for the nine months ended September 30, 2020 increased to $16.2 million from $5.9 million for the nine months ended September 30, 2019, a 177% increase, due to higher gains on the sale of residential mortgage loans ($10.3 million). Residential lending gains for the three and nine months ended September 30, 2020 are impacted by the change in strategy to almost exclusively lock loans on a best efforts basis during the third quarter of 2020 and an adjustment to the accounting methodology by which gains are recognized to align with GAAP, as described in the "Noninterest Income" section below.

Other income for the three months ended September 30, 2020 increased to $4.0 million from $1.7 million for the three months ended September 30, 2019, a 141% increase, due substantially to $1.2 million gain on the sale of an OREO property and $912 thousand higher gains associated with the origination, securitization, sale and servicing of FHA loans. Other income for the nine months ended September 30, 2020 increased to $12.8 million from $5.4 million for the nine months ended September 30, 2019, a 138% increase due substantially to $3.4 million higher gains associated with the origination, securitization, sale, and servicing of FHA loans, $1.4 million higher small business investment company ("SBIC") income, $1.2 million gain on the sale of an OREO property, $1.2 million higher swap fee income, and $703 thousand higher commitment fees, partially offset by lower service charges on deposits of $1.4 million.
Gains on sale of investment securities were $115 thousand and $153 thousand for the three months ended September 30, 2020 and 2019, respectively. Gains on sale of investment securities were $1.7 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively.
Noninterest expenses totaled $36.9 million for the three months ended September 30, 2020, as compared to $33.5 million for the three months ended September 30, 2019, a 10% increase. Noninterest expenses totaled $109.2 million for the nine months ended September 30, 2020, as compared to $105.1 million for the nine months ended September 30, 2019, a 4% increase. See the "Noninterest Expense" section for further detail on the components and drivers of the change.
Income tax expense were $14.1 million for the three months ended September 30, 2020 a decrease of 0.4%, compared to the same period in 2019. The provision for income taxes was $31.8 million for the nine months ended September 30, 2020, a decrease of $7.7 million compared to the same period in 2019. The components and drivers of the change are discussed in the "Income Tax Expense" section below.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 38.10% for the third quarter of 2020, as compared to 38.34% for the third quarter of 2019, and was 39.56% for the nine months ended September 30, 2020 as compared to 40.08% for the same period in 2019.
The Company believes it has effectively managed its net interest income over the past twelve months as market interest rates have trended sharply lower. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 87% of the Company's total revenue for the first nine months of 2020.
At September 30, 2020, total loans (including PPP loans) were 4.4% higher than they were at December 31, 2019, and average loans were 8.2% higher in the first nine months of 2020 as compared to the first nine months of 2019. PPP loans represented $456.1 million of total loans at the end of the third quarter 2020. Excluding PPP loans, the decrease in loan balance is mostly attributable to the successful completion of construction projects and the related construction loan payoffs. In order to fund such loan increases and sustain significant liquidity, the Company has relied on funding from interest bearing accounts primarily as a result of inflows from certain financial intermediary relationships. At September 30, 2020, total deposits were 13.2% higher than deposits at December 31, 2019, while average deposits were 16.8% higher for the first nine months of 2020 compared with the first nine months of 2019. This has led the Company to be able to sustain strong primary and secondary sources of liquidity.
In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 80% and 87% of average earning assets for the first nine months of 2020 and 2019, respectively. For the first nine months of 2020, as compared to the same period in 2019, average loans, excluding loans held for sale, increased $593 million, or 8.2%, due primarily to growth in PPP, income producing commercial real estate, and commercial loans. Average investment securities for the nine months ended September 30, 2020 and 2019 both amounted to 9% average earning assets. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 11% and 4% of average earning assets for the first nine months of 2020 and 2019, respectively.

The ratio of common equity to total assets decreased to 12.11% at September 30, 2020 from 13.25% at December 31, 2019, due to total assets growing faster than common equity, including common equity reductions due to $44 million in share repurchase activity, the approximate $10.6 million charge to common equity due to implementation of CECL on January 1, 2020, and COVID-19’s impact on our loan loss provisioning as discussed in the “Earnings Summary” above. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

For the three months ended September 30, 2020, the Company reported an annualized return on average assets (“ROAA”) of 1.57%, as compared to 1.62% for the three months ended September 30, 2019. Total shareholders’ equity was $1.22 billion and $1.19 billion at September 30, 2020 and December 31, 2019, respectively, an increase of 3%. The annualized return on average common equity (“ROACE”) for the three months ended September 30, 2020 was 14.46% as compared to 12.09% for the three months ended September 30, 2019. The annualized return on average tangible common equity (“ROATCE”) for the three months ended September 30, 2020 was 15.93% as compared to 13.25% for the three months ended September 30, 2019. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The increase in these ratios was primarily due to substantially higher noninterest income.
For the nine months ended September 30, 2020, the Company reported an annualized ROAA of 1.24% as compared to 1.66% for the nine months ended September 30, 2019. The annualized ROACE for the nine months ended September 30, 2020 was 10.44% as compared to 12.34% for the nine months ended September 30, 2019. The annualized ROATCE for the nine months ended September 30, 2020 was 11.45% as compared to 13.57% for the nine months ended September 30, 2019. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The decline in these ratios was primarily due to the implementation of CECL and COVID-19 impacts on loan loss provisioning, as well as a lower net interest margin.
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
Net interest income was $79.0 million for the three months ended September 30, 2020 and $81.0 million for the same period in 2019, which reflects the impact of lower interest rates and higher cash balances given strong deposit flows, partially offset by improved funding mix and lower funding costs. The lack of growth was primarily the result of a decline in the net interest margin, as explained below, substantially offset by growth in average earning assets of 17.9%. For the nine months ended September 30, 2020, net interest income decreased by $3.2 million from the same period in prior year, resulting from net interest margin declines despite growth in average earning assets of 17.0%.
The net interest margin was 3.08% for the three months ended September 30, 2020 and 3.72% for the same period in 2019, which reflects the impact of lower interest rates and higher cash balances given strong deposit flows, partially offset by improved funding mix and lower funding costs.

The net interest margin was 3.27% for the nine months ended September 30, 2020 and 3.88% for the same period in 2019, owing in part to the COVID-19 pandemic, the sharply lower interest rate environment in 2020 as compared to 2019, together with a substantially higher on balance sheet liquidity position were the primary factors that negatively impacted the year to date net interest margin. Additionally, the net interest margin for both the three and nine months ended September 30, 2020 was negatively impacted by approximately two basis points due to lower rates on PPP loans in 2020.

In the third quarter of 2020, as average U.S. Treasury rates in the two to five year range declined by approximately 7 basis points and the average yield curve remained fairly flat, the Company experienced 18 basis points of net interest margin compression (from 3.26% to 3.08%) as compared to the second quarter of 2020. In addition, our cost of funds declined 7 basis points (from 0.65% to 0.58%), while the yield on earning assets declined by 25 basis points (from 3.91% to 3.66%). Average liquidity for the third quarter was $1.3 billion versus $1.1 billion for the second quarter of 2020. The yield on our loan assets was negatively impacted by the low interest rate environment in the third quarter of 2020, including a 19 basis point decline in the average one-month LIBOR rate. A substantial portion of the variable rate loan portfolio has interest rate floors that cushioned the decline in loan yields.

Average earning asset yields decreased 134 basis points to 3.66% for the three months ended September 30, 2020, as compared to 5.00% for the same period in 2019. The average cost of interest bearing liabilities decreased by 111 basis points (to 0.91% from 2.02%) for the three months ended September 30, 2020 as compared to the same period in 2019. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 23 basis points for the three months ended September 30, 2020 as compared to 2019 (2.75% as compared to 2.98%). While the net interest income decreased by 1% to $240.1 million for the nine months ended September 30, 2020 as compared to $243.3 million over the same period in 2019. This was largely the result of net interest margin declines despite growth in average earning assets of 17.0%.

Average earning asset yields decreased 112 basis points to 4.02% for the nine months ended September 30, 2020, as compared to 5.14% for the same period in 2019. The average cost of interest bearing liabilities decreased by 85 basis points (to 1.17% from 2.02%) for the nine months ended September 30, 2020 as compared to the same period in 2019. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 27 basis points for the nine months ended September 30, 2020 as compared to 2019 (2.85% as compared to 3.12%).

The tables below present the average balances and rates of the major categories of the Company’s assets and liabilities for the three and nine months ended September 30, 2020 and 2019. Included in the tables are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,275,932	$384	0.12%	$344,853	$1,762	2.03%
Loans held for sale (1)	79,354	567	2.86%	49,765	492	3.95%
Loans (1) (2)	7,910,260	88,730	4.46%	7,492,816	101,805	5.39%
Investment securities available for sale (2)	906,990	4,141	1.82%	741,907	4,904	2.62%
Federal funds sold	33,403	11	0.13%	25,855	71	1.09%
Total interest earning assets	10,205,939	93,833	3.66%	8,655,196	109,034	5.00%

Total noninterest earning assets	376,681			341,452
Less: allowance for credit losses	109,025			73,242
Total noninterest earning assets	267,656			268,210
TOTAL ASSETS	$10,473,595			$8,923,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$756,005	$483	0.25%	$791,785	$1,828	0.92%
Savings and money market	3,998,603	4,929	0.49%	2,922,751	13,606	1.85%
Time deposits	1,112,664	5,583	2.00%	1,444,328	9,142	2.51%
Total interest bearing deposits	5,867,272	10,995	0.75%	5,158,864	24,576	1.89%
Customer repurchase agreements	28,523	84	1.17%	27,809	82	1.17%
Other short-term borrowings	300,003	506	0.66%	100,100	408	1.59%
Long-term borrowings	267,946	3,211	4.69%	217,555	2,979	5.36%
Total interest bearing liabilities	6,463,744	14,796	0.91%	5,504,328	28,045	2.02%

Noninterest bearing liabilities:
Noninterest bearing demand	2,724,640			2,160,450
Other liabilities	74,066			61,115
Total noninterest bearing liabilities	2,798,706			2,221,565

Shareholders’ Equity	1,211,145			1,197,513
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,473,595			$8,923,406

Net interest income		$79,037			$80,989
Net interest spread			2.75%			2.98%
Net interest margin			3.08%			3.72%
Cost of funds			0.58%			1.28%
			0.58%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $5.4 million and $4.3 million for the three months ended September 30, 2020 and 2019, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields and Rates (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$990,051	$2,104	0.28%	$285,150	$4,533	2.13%
Loans held for sale (1)	66,158	1,605	3.23%	34,265	1,041	4.05%
Loans (1) (2)	7,859,188	277,373	4.71%	7,265,726	300,966	5.54%
Investment securities available-for-sale (2)	865,484	14,139	2.18%	784,970	15,740	2.68%
Federal funds sold	33,424	84	0.34%	21,352	167	1.05%
Total interest earning assets	9,814,305	295,305	4.02%	8,391,463	322,447	5.14%

Total noninterest earning assets	368,974			339,355
Less: allowance for credit losses	99,198			70,902
Total noninterest earning assets	269,776			268,453
TOTAL ASSETS	$10,084,081			$8,659,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$787,434	$2,679	0.45%	$696,825	$4,206	0.81%
Savings and money market	3,751,397	21,619	0.77%	2,781,663	37,848	1.82%
Time deposits	1,199,654	19,757	2.20%	1,406,237	25,883	2.46%
Total interest bearing deposits	5,738,485	44,055	1.03%	4,884,725	67,937	1.86%
Customer repurchase agreements	29,710	257	1.16%	29,617	255	1.15%
Other short-term borrowings	273,452	1,364	0.66%	113,845	1,983	2.30%
Long-term borrowings	257,265	9,486	4.84%	217,458	8,937	5.42%
Total interest bearing liabilities	6,298,912	55,162	1.17%	5,245,645	79,112	2.02%

Noninterest bearing liabilities:
Noninterest bearing demand	2,519,867			2,183,412
Other liabilities	71,314			66,318
Total noninterest bearing liabilities	2,591,181			2,249,730

Shareholders’ equity	1,193,988			1,164,541
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,084,081			$8,659,916

Net interest income		$240,143			$243,335
Net interest spread			2.85%			3.12%
Net interest margin			3.27%			3.88%
Cost of funds			0.75%			1.26%

(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $16.1 million and $13.1 million for the nine months ended September 30, 2020 and 2019, respectively.

(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL on loans and the ACL on available for sale investment securities. The amount of the allowance for credit losses on loans is based on many factors that reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank.
The provision for unfunded commitments is presented separately on the Statement of Income. This provision considers the probability that unfunded commitments will fund.
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
The results of this process, in combination with conclusions of the Bank’s outside consultants’ review of the risk inherent in the loan portfolio, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under “Critical Accounting Policies” above and in Note 1 to the Consolidated Financial Statements for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table on the next page which reflects activity in the allowance for credit losses.
During the three months ended September 30, 2020, the ACL on loans reflected $6.6 million in provision for credit losses attributable to the ACL for loans and $5.2 million in net charge-offs, which were attributable primarily to two large commercial real estate relationships totaling $4.9 million. The provision for credit losses on loans was $6.6 million for the three months ended September 30, 2020 as compared to $3.2 million for the same period in 2019. The higher provisioning in the third quarter of 2020, as compared to the third quarter of 2019, was primarily due to the implementation of the CECL accounting standard for credit loss allowances and the impact of COVID-19 on our actual and expected future credit losses. Net charge-offs of $5.2 million in the third quarter of 2020 represented an annualized 0.26% of average loans, excluding loans held for sale, as compared to $1.5 million, or an annualized 0.08% of average loans, excluding loans held for sale, in the third quarter of 2019.

During the nine months ended September 30, 2020, the ACL on loans reflected $40.7 million in provision for credit losses attributable to the ACL for loans, a day one CECL impact of $10.6 million charged to retained earnings, and $14.6 million in net charge-offs during the period. The provision for credit losses on loans was $40.7 million for the nine months ended September 30, 2020 as compared to $10.1 million for the same period in 2019. The higher provisioning for the nine months ended September 30, 2020, as compared to the same period in 2019, is primarily due to the implementation of CECL and the impact of COVID-19 on our actual and expected future credit losses. Net charge-offs of $14.6 million in the first nine months of 2020 represented an annualized 0.25% of average loans, excluding loans held for sale, as compared to $6.4 million, or an annualized 0.12% of average loans, excluding loans held for sale, in the first nine months of 2019.
As part of its comprehensive loan review process, internal loan and credit committees carefully evaluate loans that are past-due 30 days or more. The Committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk requiring additional reserves.
The maintenance of a high quality loan portfolio, with an adequate allowance for credit losses, will continue to be a primary management objective for the Company.

The following table sets forth activity in the allowance for credit losses for the periods indicated (unaudited).

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Balance at beginning of period, prior to adoption of CECL	$73,658	$69,944
Impact of adopting CECL	10,614	—
Charge-offs:
Commercial	7,332	1,799
Income producing - commercial real estate	4,300	5,343
Owner occupied - commercial real estate	20	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	2,947	—
Construction - C&I (owner occupied)	—	—
Home equity	92	—
Other consumer	—	2
Total charge-offs	14,691	7,144

Recoveries:
Commercial	116	377
Income producing - commercial real estate	—	302
Owner occupied - commercial real estate	—	2
Real estate mortgage - residential	—	3
Construction - commercial and residential	—	52
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	20	38
Total recoveries	136	774
Net charge-offs	14,555	6,370
Provision for Credit Losses- Loans	40,498	10,146
Balance at end of period	$110,215	$73,720

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.25%	0.12%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category. Balances as of September 30, 2020 are calculated under CECL whereas balances as of December 31, 2019 are calculated under GAAP applicable at that time, the incurred loss model.

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$27,224	25%	$18,169	20%
PPP loans	—	—%	—	—%
Income producing - commercial real estate	55,440	49%	28,527	50%
Owner occupied - commercial real estate	13,090	12%	5,598	13%
Real estate mortgage - residential	1,871	2%	1,352	1%
Construction - commercial and residential	9,493	9%	17,739	14%
Construction - C&I (owner occupied)	2,048	2%	1,533	1%
Home equity	1,007	1%	575	1%
Other consumer	42	—%	227	—%
Total allowance	$110,215	100%	$73,720	100%

_______________________________________________
(1)Represents the percent of loans in each category to total loans.
Under the CECL standard and based on the January 1, 2020 effective date, the Company made an initial adjustment to the allowance for credit losses of $10.6 million along with $4.1 million to the reserve for unfunded commitments. This adjustment increased the ratio of the allowance to total loans to 1.12% at January 1, 2020 from 0.98% at December 31, 2019. Based on our ongoing risk analysis and modeling under the CECL allowance methodology, the Company further increased the allowance for loan losses to 1.23% as of March 31, 2020 and again to 1.36% as of June 30, 2020, which included the assessment of COVID-19 risks as of March 31, 2020 and as of June 30, 2020, respectively. Based on our ongoing risk analysis and modeling through September 30, 2020, under the CECL allowance methodology, the Company further increased the allowance for loan losses to 1.40% of total loans, which reflects COVID-19 risks assessments and an updated unemployment forecast for the Washington, D.C. metropolitan area.
Nonperforming Assets
As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, and nonaccrual loans, which includes the nonperforming portion of TDRs and OREO, totaled $63.0 million at September 30, 2020 representing 0.62% of total assets, as compared to $50.2 million of nonperforming assets, or 0.56% of total assets, at December 31, 2019.
At September 30, 2020, the Company had no accruing loans 90 days or more past due. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.40% of total loans at September 30, 2020, is adequate to absorb expected credit losses within the loan portfolio at that date.
The updated CECL standard allows for institutions to evaluate individual loans in the event that the asset does not share similar risk characteristics with its original segmentation. This can occur due to credit deterioration, increased collateral dependency or other factors leading to impairment. In particular, the Company individually evaluates loans on non-accrual and those identified as TDRs, though it may individually evaluate other loans or groups of loans as well if it determines they no longer share similar risk with their assigned segment. Reserves on individually assessed loans are determined by one of two methods: the fair value of collateral or the discounted cash flow. Fair value of collateral is used for loans determined to be collateral dependent, and the fair value represents the net realizable value of the collateral, adjusted for sales costs, commissions, senior liens, etc. Discounted cash flow is used on loans that are not collateral dependent where structural concessions have been made and continuing payments are expected. The continuing payments are discounted over the expected life at the loan’s original contract rate and include adjustments for risk of default.
Under the incurred loss methodology that the Company applied as of December 31, 2019 nonperforming assets included loans that the Company considered to be impaired. Impaired loans were defined as those as to which we believed it was probable that we would not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms had been modified in a TDR that had not shown a period of performance as required under applicable accounting standards. Valuation allowances for those loans determined to be impaired were evaluated in accordance with ASC Topic 310—“Receivables,” and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan was determined by current appraised value less estimated costs to sell the underlying collateral, which may have been adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi-unit real estate project may have indicated the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans were updated on a not less than annual basis.

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business that suggests a temporary interest-only period on an amortizing loan; (2) there may be delays in absorption on a real estate project that reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had 11 TDRs at September 30, 2020 totaling approximately $19.4 million. four of these loans totaling approximately $8.9 million are performing under their modified terms. For the first nine months of 2020, there were two performing TDR loans totaling $6.3 million that defaulted on their modified terms. For the first nine months of 2019, there was one performing TDR loan totaling $2.3 million that defaulted on its modified terms. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For both the three months ended September 30, 2020 and 2019, there were no loans modified in a TDR. There is uncertainty regarding the region’s overall economic outlook given lack of clarity over how long COVID-19 will continue to impact our region. Management has been working with customers on payment deferrals to assist companies in managing through this crisis. These deferrals amounted to 321 notes and $851 million at September 30, 2020 (approximately 10.8% of total loans). Through September 30, 2020, we granted approximately 740 temporary modifications representing approximately $1.6 billion in outstanding balances, including 419 temporary modifications representing $787 million that have or are expected to return to pre-modification terms. We have also granted second deferrals totaling $665 million on 118 notes as of September 30, 2020. Some of these deferrals may have met the criteria for treatment under GAAP as TDRs. Additionally, none of the deferrals are reflected in the Company’s asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDRs. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board. Other loan portfolio areas of concern and additional COVID-19 loan related matters are discussed below.

The following table details the deferrals discussed above as of September 30, 2020:

Industry/Collateral Type	Number of Notes	Total Outstanding (in millions)	Deferred Note Count	Total Deferred Outstanding (in millions)	Percentage Outstanding Deferred	Weighted Avg LTV of RE Collateral	Average Loan Size (in millions)
Hotels	43	$532	17	$387	72.7%	60%	$22.8
Transportation & Warehousing	66	$173	34	$134	77.5%	65%	$3.9
Restaurants	427	$274	127	$115	42.0%	61%	$0.9
Retail	319	$475	17	$73	15.4%	69%	$4.3
Other Real Estate	919	$3,752	21	$34	0.9%	47%	$1.6
Healthcare	196	$249	8	$28	11.2%	67%	$3.5
Art/Entertainment/Recreation	65	$138	8	$23	16.7%	15%	$2.9
Other	2,992	$2,287	89	$57	2.5%	60%	$0.6
Total	5,027	$7,880	321	$851	10.8%	62%	$2.7

Total nonperforming loans amounted to $58.1 million at September 30, 2020 (0.74% of total loans) compared to $48.7 million at December 31, 2019 (0.65% of total loans).

Included in nonperforming assets at September 30, 2020 was $5.0 million of OREO consisting of four foreclosed properties. This compared to $1.5 million of OREO, consisting of three foreclosed properties at December 31, 2019. The increase was due to a foreclosure involving an ultra high-end residential property located in Washington, D.C. The Company is continuing to see softness in the market for ultra high-end residential properties. This is particularly true in light of COVID-19 and the related limitations in marketing residential properties.
The Company had three foreclosed properties with a net carrying value of $1.5 million at September 30, 2019. OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There was one sale of an OREO property during the first nine months of 2020 and no sales during the first nine months of 2019.
The following table shows the amounts of nonperforming assets at the dates indicated (unaudited for September 30, 2020).

(dollars in thousands)	September 30, 2020	December 31, 2019
Nonaccrual Loans:
Commercial	$15,836	$14,928
Income producing - commercial real estate	20,068	9,711
Owner occupied - commercial real estate	14,178	6,463
Real estate mortgage - residential	5,587	5,631
Construction - commercial and residential	2,274	11,509
Construction - C&I (owner occupied)	—	—
Home equity	109	487
Loans held for sale	—	—
Other consumer	8	—
Accruing loans-past due 90 days	—	—
Total nonperforming loans (1)	58,060	48,729
Other real estate owned	4,987	1,487
Total nonperforming assets	$63,047	$50,216

Coverage ratio, allowance for credit losses to total nonperforming loans	189.83%	151.16%
Ratio of nonperforming loans to total loans	0.74%	0.65%
Ratio of nonperforming assets to total assets	0.62%	0.56%
________________________________________________________
(1)Nonaccrual loans reported in the table above include two loans totaling $6.3 million that migrated from a performing TDR during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 when there was one loan totaling $2.3 million that migrated from a performing TDR.
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
At September 30, 2020, there were $24.9 million of performing loans considered to be potential problem loans, defined as loans that are not included in the 90 days past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. Potential problem loans increased to $24.9 million at September 30, 2020 from $20.0 million at December 31, 2019. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.
Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.
Total noninterest income for the three months ended September 30, 2020 increased to $17.8 million from $6.3 million for the three months ended September 30, 2019, a 183% increase. Gain on sale of loans for the three months ended September 30, 2020 increased to $12.2 million from $2.6 million for the three months ended September 30, 2019, a 377% increase, due to higher gains on the sale of residential mortgage loans ($9.5 million) and an accounting adjustment, as further discussed below. Owing to the historically low interest rate environment and refinance activity, residential mortgage loan locked commitments were $593.0 million for the third quarter of 2020 as compared to $282.1 million for the third quarter of 2019. Partially offsetting these increases were service charges on deposits for the three months ended September 30, 2020 decreased to $1.1 million from $1.5 million for the three months ended September 30, 2019, a 29% decrease, due to lesser insufficient funds fees.
The decision whether to sell residential mortgage loans on a mandatory or best efforts lock basis is a function of multiple factors, including but not limited to overall market volumes of mortgage loan originations, forecasted “pull -through” rates of origination, loan underwriting and closing operational considerations, pricing differentials between the two methods, and availability and pricing of various interest rate hedging strategies associated with the mortgage origination pipeline. The Company continually monitors these factors to maximize profitability and minimize operational and interest rate risks.

As a result of elevated origination volumes and market dislocations associated with the current COVID-19 pandemic, beginning in the second quarter of 2020, and continuing through the third quarter of 2020, the Company began to shift its pipeline strategy towards a best efforts lock basis, and for the three months ended September 30, 2020 our residential mortgage loans have been sold almost entirely on a best efforts basis.

Prior to the third quarter, revenue associated with residential real estate best efforts loans was recognized at closing. In connection with this shift in pipeline strategy from mandatory to best efforts, beginning in the third quarter of 2020, the Company, adjusted its accounting treatment of loans sold on a best efforts basis which accelerated revenue recognition associated with the pipeline to when the loans are committed, in order be accordance with GAAP. The change reflects the timely recognition of non-interest income associated with the gains and fees attributable to the best efforts sale and aligns the accounting treatment of best efforts with the accounting treatment of loans sold on a mandatory basis. Under the adjustment to the accounting for best efforts implemented in the third quarter of 2020, the Company recognized an additional $1.6 million in noninterest income associated with the residential mortgage operations. Had the company utilized the adjusted accounting method for best efforts in prior quarters, non-interest income would have been higher by an immaterial amount in those quarters.
Other income for the three months ended September 30, 2020 increased to $4.0 million from $1.7 million for the three months ended September 30, 2019, a 141% increase, primarily due to a $1.2 million gain on the sale of an OREO property and $912 thousand higher gains associated with the origination, securitization, sale and servicing of FHA loans. Gain on sale of investment securities were $115 thousand for the three months ended September 30, 2020 compared to $153 thousand for the same period in 2019.
Total noninterest income for the nine months ended September 30, 2020 increased to $35.8 million from $19.0 million for the nine months ended September 30, 2019, an 89% increase. Gain on sale of loans for the nine months ended September 30, 2020 increased to $16.2 million from $5.9 million for the nine months ended September 30, 2019, a 177% increase, due to higher gains on the sale of residential mortgage loans ($10.3 million). Owing to the historically low interest rate environment, refinance activity and the adjustment to the accounting described above, residential mortgage loan locked commitments were $1.4 billion for the first nine months ended September 30, 2020 as compared to $674.2 million for the first nine months of 2019. Residential lending gains for the first nine months of 2020 include the $1.6 million change in accounting treatment discussed above and $2.6 million in hedge and mark to market losses incurred during the first quarter of 2020 attributable to the Federal Reserve’s market actions negatively impacting mortgage backed securities pricing combined with sharp declines in servicing right valuations associated with investor uncertainty surrounding COVID-19 at the end of March 2020. Service charges on deposits for the nine months ended September 30, 2020 decreased to $3.4 million from $4.8 million for the nine months ended September 30, 2019, a 28% decrease, due to lesser insufficient funds fees.
Other income for the nine months ended September 30, 2020 increased to $12.8 million from $5.4 million for the nine months ended September 30, 2019, a 138% increase due substantially to $3.4 million higher gains associated with the origination, securitization, sale, and servicing of FHA loans, $1.4 million higher SBIC income, $1.2 million gain on the sale of an OREO property, $1.2 million higher swap fee income, and $703 thousand higher commitment fees, partially offset by less service charges on deposits of $1.4 million. Gains on sale of investment securities were $1.7 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At September 30, 2020, the Company had no funds advanced outstanding under FHA mortgage loan servicing agreements. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
The Company originates residential mortgage loans and, pending market conditions and other factors outlined above, may utilize either or both "mandatory delivery" and “best efforts” forward loan sale commitments to sell those loans, servicing released. Loans sold are subject to repurchase in circumstances where documentation is deficient, the underlying loan becomes delinquent, or there is fraud by the borrower. Loans sold are subject to penalty if the loan pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under GAAP for possible repurchases. There were no repurchases due to fraud by the borrower during the three or nine months ended September 30, 2020. The reserve amounted to $169 thousand at September 30, 2020 and is included in other liabilities on the Consolidated Balance Sheets.
Beyond the participation in the PPP program, the Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. There was $169 thousand of income from this source for the three months ended September 30, 2020 compared to $47 thousand for the same period in 2019. Income from this source was $288 thousand for the nine months ended September 30, 2020 compared to $171 thousand for the same period in 2019. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. See "Note 1: Summary of Significant Accounting Policies" for details regarding the Company’s participation in the PPP program.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, FDIC insurance, and other expenses.
Total noninterest expenses totaled $36.9 million for the three months ended September 30, 2020, as compared to $33.5 million for the three months ended September 30, 2019, a 10% increase due substantially to higher FDIC fees and rent expense as discussed below. Total noninterest expenses totaled $109.2 million for the nine months ended September 30, 2020, as compared to $105.1 million for the nine months ended September 30, 2019, a 4% increase.
Salaries and employee benefits were $19.4 million for the three months ended September 30, 2020, as compared to $19.1 million for the same period in 2019, an increase of $293 thousand or 2%. The increase was primarily due to higher salaries and increased headcount in the third quarter of 2020, partially offset by lower share based compensation expenses. Salaries and employee benefits were $54.3 million for the nine months ended September 30, 2020, as compared to $60.5 million for the same period in 2019, a decrease of $6.2 million or 10%. The decrease was primarily due to the $6.2 million of largely nonrecurring charges accrued in the first quarter of 2019 related to share based compensation awards and the resignation of our former CEO and Chairman in March 2019, of which a portion was reversed in the second quarter of 2020. The decrease was partially offset by higher salaries attributable to merit increases and increased headcount in the first nine months of 2020.

At September 30, 2020, the Company’s full time equivalent staff numbered 515 as compared to 492 at December 31, 2019, and 482 at September 30, 2019.
Premises and equipment expenses amounted to $5.1 million and $3.5 million for the three months ended September 30, 2020 and 2019, respectively, a 46% increase. For the first nine months of September 30, 2020 and 2019 premises and equipment expenses amounted to $12.4 million and $11.0 million, respectively, a 13% increase. In accordance with ASC 842 on Leases, a $1.7 million adjustment to rent expense was recorded during the third quarter as our internal review process identified a lease extension that was not originally recorded in the lease balances reflected in the Statement of Condition upon implementation of the new lease accounting standard.

Marketing and advertising expenses totaled $928 thousand for the three months ended September 30, 2020 and $1.2 million for the same period in 2019. Marketing and advertising expenses totaled $3.1 million for the nine months ended September 30, 2020 and $3.6 million for the same period in 2019. The decrease for the nine months was due to repurposing of marketing initiatives due to COVID-19, which resulted in a cutback of print, digital and radio advertising, as well as, a reduction in event-related sponsorships due to cancellations and virtual modifications to the event structures.

Data processing expense increased to $2.7 million for the three months ended September 30, 2020 from $2.2 million for the same period in 2019, a 24% increase related to an increase in licensing fees. Data processing expense increased to $8.0 million for the nine months ended September 30, 2020 from $7.2 million for the same period in 2019, a 11% increase. The nine month increase was a result of an increase in licensing fees and network expenses.
Legal, accounting and professional fees decreased $528 thousand for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, as the Bank recognized receivables on legal expenditures associated with insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies. The Bank does not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time. Legal fees and expenditures of $957 thousand for the third quarter of 2020 were primarily associated with previously disclosed ongoing governmental investigations and related subpoenas and document requests and our defense of the previously disclosed class action lawsuit. Legal, accounting and professional fees increased $6.0 million to $14.1 million for the nine months ended September 30, 2020 compared to $8.0 million for the nine months ended September 30, 2019, primarily as a result of the previously disclosed ongoing governmental investigations and related subpoenas and document requests and our defense of the previously disclosed class action lawsuit, where we filed a motion to dismiss on April 2, 2020. Briefing on our motion is now complete and is under consideration by the court. The amount of legal fees and expenditures for the year is net of expected insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies but does not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time. See Part II, Item 1 for more information.
FDIC expenses were $2.2 million for the three months ended September 30, 2020 compared to $85 thousand for the same period in 2019, a 2,432% increase. FDIC expenses were $5.6 million for the nine months ended September 30, 2020 compared to $2.3 million for the same period in 2019, a 139% increase. The increases for both the three and nine months periods in 2020 compared to the same periods in 2019 were due to a nonrecurring $1.1 million regulatory credit in the third quarter of 2019 and a higher assessment base resulting from growth in total assets.
The major components of other expenses include broker fees, franchise taxes, core deposit intangible amortization and insurance expense. Other expenses decreased to $3.5 million for the three months ended September 30, 2020 from $3.8 million for the same period in 2019, a 7% decrease. Other expenses decreased to $11.8 million for the nine months ended September 30, 2020 from $12.5 million for the same period in 2019, a 6% decrease, primarily due to $2.3 million lower broker fees, offset by $931 thousand higher OREO property tax expense on a single relationship, and $378 thousand higher franchise taxes.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 38.10% for the third quarter of 2020, as compared to 38.34% for the third quarter of 2019. For the first nine months of 2020, the efficiency ratio was 39.56% as compared to 40.08% for the same period in 2019.
As a percentage of average assets, total noninterest expense (annualized) was 1.41% for the three months ended September 30, 2020 as compared to 1.50% for the same period in 2019. As a percentage of average assets, total noninterest expense (annualized) was 1.44% for the nine months ended September 30, 2020 as compared to 1.62% for the same period in 2019.
Income Tax Expense
The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) for the third quarter of 2020 was 25.4% as compared to 27.9% for the third quarter of 2019. The decrease was due to disallowed compensation deductions in respect of compensation for key executives in 2020, as well as, additional tax credits in 2020 compared to 2019. On an interim basis, tax expense is recorded using an annual forecasted effective tax rate. The forecasted rate for 2020 is lower than 2019 as a result of lower pre-tax income due to increased credit reserves significantly attributable to COVID-19 along with the impact of the reduction in permanent differences and increased tax credits. As a result, the annual effective tax rate recorded on an interim basis declined.

The Company's effective tax rate for the nine months ended September 30, 2020 was 25.4% as compared to 26.9% for the nine months ended September 30, 2019. The decrease in the effective tax rate was mainly attributable to a decrease in disallowed compensation deductions in respect of compensation for key executives, mainly related to the compensation of our former CEO and Chairman who resigned in March 2019 as well as additional tax credits in 2020 as compared to 2019. On an interim basis tax expense is recorded using an annual forecasted effective tax rate. The forecasted rate for 2020 is lower than 2019 as result of lower pre-tax income due to increased credit reserves significantly attributable to COVID-19 along with the impact of the reduction in permanent differences and increased tax credits. As a result, the annual effective tax rate on an interim basis declined.

FINANCIAL CONDITION
Summary
Total assets at September 30, 2020 were $10.1 billion, a 12.4% increase as compared to $9.0 billion at December 31, 2019. Total loans (excluding loans held for sale) were $7.9 billion at September 30, 2020, a 4.4% increase as compared to $7.6 billion at December 31, 2019, primarily due to PPP loans, which represented $456.1 million of total loans at the end of third quarter. Loans held for sale amounted to $79.1 million at September 30, 2020 and $56.7 million at December 31, 2019, a 39.5% increase. The investment portfolio totaled $977.6 million at September 30, 2020. As compared to December 31, 2019, the investment portfolio at September 30, 2020 increased by $134.2 million, or 15.9%, primarily due to the deployment of deposit inflows in to higher yielding assets.
Total deposits at September 30, 2020 were $8.2 billion, a 13.2% increase compared to deposits of $7.22 billion at December 31, 2019. We continue to work on expanding the breadth and depth of our existing relationships while we pursue building new relationships. Total borrowed funds (excluding customer repurchase agreements) were $568.0 million at September 30, 2020, as compared to $467.7 million at December 31, 2019.
Total shareholders’ equity was $1.22 billion and $1.19 billion September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, growth in retained earnings, $11.3 million in unrealized gains on AFS securities (net of taxes), and $3.9 million in additional paid in capital attributable to share based compensation, were partially offset by $44.2 million in stock repurchases, dividends declared of $21.3 million, and the day one CECL entry of $10.9 million net of taxes.
The Company’s capital ratios remain substantially in excess of regulatory minimum and buffer requirements, with a total risk based capital ratio of 16.72% at September 30, 2020, as compared to 16.20% at December 31, 2019, both common equity tier 1 (“CET1”) risk based capital and tier 1 risk based capital ratios of 13.19% at September 30, 2020, as compared to 12.87% at December 31, 2019, and a tier 1 leverage ratio of 10.82% at September 30, 2020, as compared to 11.62% at December 31, 2019. The ratio of common equity to total assets was 12.11% at September 30, 2020, as compared to 13.25% at December 31, 2019. Book value per share was $37.96 at September 30, 2020, a 6% increase over $35.82 at December 31, 2019. In addition, the tangible common equity ratio was 11.18% at September 30, 2020, as compared to 12.22% at December 31, 2019. Tangible book value per share was $34.70 at September 30, 2020, a 6% increase over $32.67 at December 31, 2019. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
While the Company’s capital position remains above regulatory well-capitalized levels, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19 just following the outbreak, the Board decided to place the Company’s remaining authorization to repurchase shares on hold during the first quarter of 2020. Accordingly, no shares were repurchased in the second and third quarters of 2020, although the Company’s Board of Directors approved lifting the suspension of the Company’s share repurchase program in the third quarter of 2020. The Board of Directors has authorized management through the current share repurchase program to continue to evaluate opportunities for share repurchases.
Under the capital rules applicable to the Company and Bank, in order to be considered well-capitalized, the Bank must have a CET1 risk based capital ratio of 6.5%, a Tier 1 risk-based ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. The Company and the Bank exceed all these requirements and satisfy the capital conservation buffer of 2.5% of CET1 capital required to engage in capital distribution. Failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Loans, net of amortized deferred fees and costs, at September 30, 2020 (unaudited) and December 31, 2019 by major category are summarized below.

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,524,613	19%	$1,545,906	20%
PPP loans	456,115	6%	—	—%
Income producing - commercial real estate	3,724,839	47%	3,702,747	50%
Owner occupied - commercial real estate	997,645	13%	985,409	13%
Real estate mortgage - residential	82,385	1%	104,221	1%
Construction - commercial and residential	879,144	11%	1,035,754	14%
Construction - C&I (owner occupied)	140,357	2%	89,490	1%
Home equity	72,648	1%	80,061	1%
Other consumer	2,509	—%	2,160	—%
Total loans	7,880,255	100%	7,545,748	100%
Less: allowance for credit losses	(110,215)		(73,658)
Net loans (1)	$7,770,040		$7,472,090

(1)Excludes accrued interest receivable of $43.7 million and $21.3 million at September 30, 2020 and December 31, 2019, respectively, which is recorded in other assets.

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
Loans outstanding reached $7.9 billion at September 30, 2020, an increase of $334.5 million, or 4%, as compared to $7.6 billion at December 31, 2019. Loan growth during the nine months ended September 30, 2020 was predominantly in PPP loans. Despite a continued level of in-market competition for business, the Bank continued to experience organic loan production and modest portfolio growth, driven mostly by PPP loans. Notwithstanding increased supply of units, multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects. While as a general comment, there has been some softening in the Suburban Maryland office leasing market in certain well located pockets and submarkets. Overall, commercial real estate values have generally held up well with price escalation in prime pockets, but we continue to be cautious of the capitalization rates at which some assets are trading and we are being careful with valuations as a result. While the ultra high-end residential real estate market has softened, the moderately priced housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium. However, the potential impact from COVID-19 has not yet been fully reflected in the market. Please refer to the COVID-19 risk factors in Item 1A below.

Loan Portfolio Exposures- COVID-19:
Industry areas of potential concern within the Loan Portfolio are presented below as of September 30, 2020 (unaudited):

Industry	Principal Balance (in 000’s)		% of Loan Portfolio
Accommodation & Food Services	$804,712	(1)	10.2%
Retail Trade	$99,202	(2)	1.3%
1 Includes $81,983 of PPP loans.
2 Includes $13,561 of PPP loans.

Concerns over exposures to the Accommodation and Food Service industry and Retail Trade are the most immediate at this time. Accommodation and Food Service exposure represents 10.2% of the Bank’s loan portfolio as of September 30, 2020 among 331 customers. Retail Trade exposure represents 1.3% of the Bank’s loan portfolio and represented 155 customers. The Bank has ongoing extensive outreach to these customers and is assisting where necessary with PPP loans and payment deferrals or interest-only periods in the short term while customers work with the Bank to develop longer term stabilization strategies as the landscape of the COVID-19 pandemic evolves. The uncertain duration and severity of the pandemic will likely impact future credit challenges in these areas.

The table below is collateral-based and shows exposures on loans secured by commercial real estate (“CRE”) by property type as of September 30, 2020 (unaudited). This table excludes loans disclosed in the industry table above.

Property Type	Principal Balance (in 000’s)	% of Loan Portfolio
Restaurant	$46,710	0.6%
Hotel	35,782	0.5%
Retail	389,485	4.9%

Although not evidenced at September 30, 2020, it is anticipated that some portion of the CRE loans secured by the above property types could be impacted by the tenancies associated with impacted industries.  The Bank is working with CRE investor borrowers and monitoring rent collections as part of our portfolio management oversight.
Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, savings accounts and certificates of deposit. The deposit base includes transaction accounts, time and savings accounts, which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the Federal Home Loan Banks (the “FHLB”), federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and IntraFi Network, LLC (“IntraFi”).
For the nine months ended September 30, 2020, noninterest bearing deposits increased $319.7 million as compared to December 31, 2019, while interest bearing deposits increased by $634.7 million during the same period.
From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from national brokerage networks, including IntraFi. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (the “CDARS”) and the Insured Cash Sweep product (“ICS”), which provide for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The Bank also is able to obtain one-way CDARS deposits and participates in IntraFi’s Insured Network Deposit (“IND”). At September 30, 2020, total deposits included $1.74 billion of brokered deposits (excluding the CDARS and ICS two-way) which represented 21% of total deposits. At December 31, 2019, total brokered deposits (excluding the CDARS and ICS two-way) were $1.80 billion, or 25% of total deposits. The CDARS and ICS two-way component represented $581.0 million, or 7%, of total deposits and $502.9 million, or 7%, of total deposits at September 30, 2020 and December 31, 2019, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition, regulatory position or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event, we would be required to obtain alternate sources for funding.
At September 30, 2020, the Company had $2.4 billion in noninterest bearing demand deposits, representing 29% of total deposits, compared to $2.1 billion of noninterest bearing demand deposits at December 31, 2019, or 29% of total deposits. A portion of the growth in noninterest bearing demand deposits was the result of funding PPP loans into operating accounts at the Bank during the second quarter of 2020. Average noninterest bearing deposits of total deposits for the first nine months of 2020 and for the first nine months of 2019 were both 31%. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds that are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $24.3 million at September 30, 2020 compared to $31.0 million at December 31, 2019. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At September 30, 2020 the Company had $1.01 billion in time deposits. Time deposits decreased by $268.5 million from year end December 31, 2019. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered certificates of deposits ("CDs") to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at September 30, 2020 and December 31, 2019. At September 30, 2020, the Company had $300 million of FHLB advances borrowed as part of the overall asset liability strategy and to support loan growth, as compared to $250 million at December 31, 2019. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.
Long-term borrowings outstanding at September 30, 2020 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024, and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. At September 30, 2020, the Company had $50 million of FHLB long-term advances borrowed as part of the overall asset liability strategy and to support loan growth. For additional information on the subordinated notes, please refer to Note 9 to the Consolidated Financial Statements included in this report.
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
Additionally, the Bank can purchase up to $155 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at September 30, 2020, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.47 billion, against which there was nothing outstanding at September 30, 2020. The Bank also has a commitment from IntraFi to place up to $1 billion of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $719.5 million at September 30, 2020. At September 30, 2020, the Bank was also eligible to make advances from the FHLB up to $1.3 billion based on loans pledged as collateral to the FHLB, of which there was $350 million outstanding at September 30, 2020. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB, provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $621 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.
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

Our primary and secondary sources of liquidity remain strong. Average deposits increased 1.3% for the third quarter of 2020 as compared to the second quarter of 2020. We maintain a very liquid investment portfolio, including significant overnight liquidity. Average short term liquidity was $1.3 billion in third quarter of 2020, which is above EagleBank’s average needs. Secondary sources of liquidity amount to $2.7 billion.
At September 30, 2020, under the Bank’s liquidity formula, it had $4.5 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.
Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit at September 30, 2020 are as follows (unaudited):

(dollars in thousands)
Unfunded loan commitments	$2,207,862
Unfunded lines of credit	99,180
Letters of credit	70,087
Total	$2,377,129

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2020, unfunded loan commitments included $410 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature. Average unfunded loan commitments declined in the third quarter 2020 from the previous seven quarters, from an average of $2.3 billion to just below $2.0 billion primarily attributable primarily to a decrease in unfunded commitments in accordance with CECL.
Unfunded lines of credit are agreements to lend to a customer as long as there is no violation of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. The pipeline of loan commitments remains strong. The Bank did see additional draws on committed lines of credit during the second half of the first quarter which were largely paid back down in the second and third quarters.
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
During the nine months ended September 30, 2020, the Company was able to produce a net interest margin of 3.27% as compared to 3.88% during the same period in 2019, and continue to manage its overall interest rate risk position. The Company, along with many other banks, has been challenged in 2020 during a period of extremely low interest rates together with a relatively flat yield curve.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to provide liquidity and some additional yield over cash. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended September 30, 2020, the average investment portfolio balance increased by $165.1 million, or 22%, as compared to average balance for the three months ended September 30, 2019. The cash received from deposit growth along with cash flows from the investment portfolio were deployed into loans, the purchase of replacement investments and held in cash.
The percentage mix of municipal securities was 10% of total investments at September 30, 2020 and 9% at September 30, 2019. The portion of the portfolio invested in mortgage backed securities was 73% at both September 30, 2020 and 2019. The portion of the portfolio invested in U.S. agency investments was 7% at September 30, 2020 and 14% at September 30, 2019. Shorter duration floating rate corporate bonds were 1% of total investments both at September 30, 2020 and September 30, 2019, and SBA bonds, which are included in mortgage backed securities, were 8% and 10% of total investments at September 30, 2020 and September 30, 2019, respectively. The duration of the investment portfolio remained relatively consistent at 3.2 years at September 30, 2020 from 3.3 years at September 30, 2019.
The re-pricing duration of the loan portfolio was 19 months at September 30, 2020 as compared to 20 months at September 30, 2019 with fixed rate loans amounting to 45% of total loans at September 30, 2020 and 40% at September 30, 2019. Variable and adjustable rate loans comprised 55% (offset by 3% from the dilution impact of PPP loans) and 60% of total loans at September 30, 2020 and 2019, respectively. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The duration of the deposit portfolio increased to 44 months at September 30, 2020 from 39 months at June 30, 2020. The increase since June was due substantially to a change in the deposit mix and the duration of money market accounts as deposit competition waned with rates at all-time lows and the additions of some four and five year CDs at historically low rates.
The Company has continued its emphasis on funding loans in its marketplace, although demand for new loans during the COVID-19 pandemic has diminished. A disciplined approach to loan pricing, with variable and adjustable rate loans comprising 55% of total loans (offset by 3% from the dilution impact of PPP loans) at September 30, 2020, has resulted in a loan portfolio yield of 4.71% for the nine months ended September 30, 2020 as compared to 5.54% for the same period in 2019. Variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.
The net unrealized gain before income tax on the investment portfolio was $20.9 million at September 30, 2020 as compared to a net unrealized gain before tax of $6.6 million at September 30, 2019. The increase in the net unrealized gain on the investment portfolio was due primarily to lower interest rates at September 30, 2020. At September 30, 2020, the net unrealized gain position represented 2.3% of the investment portfolio’s book value.
There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static gap analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from September 30, 2020. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.
For the analysis presented below, at September 30, 2020, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 0 basis points  (compared to a floor of 0 basis points and 10 basis points in the same analysis as of June 30, 2020 and March 31, 2020, respectively), and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The floor rate in the analysis was lowered due to the fact that in the current interest rate environment, there are interest bearing accounts with current rates less than 10 basis points.
The Company’s analysis at September 30, 2020 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at September 30, 2020 is 3.2 years, the loan portfolio 1.6 years, the interest bearing deposit portfolio 3.6 years, and the borrowed funds portfolio 6.1 years.
The following table reflects the result of simulation analysis on the September 30, 2020 asset and liabilities balances:

Change in interest rates (basis points)		Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+	400	16.3%	27.0%	9.8%
+	300	11.2%	18.5%	7.7%
+	200	6.0%	10.0%	5.5%
+	100	1.9%	3.2%	3.1%
	—	—	—	—
-	100	(1.3)%	(2.2)%	(12.1)%
-	200	(2.0)%	(3.3)%	(20.2)%

The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The amounts in the third quarter exceeded these limits due to the already low level of rates on non-maturing deposit instruments. Management has determined that due to the level of market rates at September 30, 2020, interest rate shocks of -100, -200, -300 and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at September 30, 2020 are not considered to be excessive. The impact of -1.3% in net interest income and -2.2% in net income given a 100 basis point decrease in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing downward while deposits remain at expected floor rates and are not expected to have lower interest rates.
In the third quarter of 2020, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at September 30, 2020, was relatively similar to the June 30, 2020 position for both the up and down rate scenarios.

Although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in modeling. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.
During the third quarter of 2020, average market interest rates decreased across the yield curve. Overall, there was a slight steepening of the yield curve as compared to the third quarter of 2019 with rate decreases being generally more significant at the shorter end of the yield curve.
As compared to the third quarter of 2019, the average two-year U.S. Treasury rate decreased by 155 basis points from 1.69% to 0.14%, the average five year U.S. Treasury rate decreased by 136 basis points from 1.63% to 0.27% and the average ten year U.S. Treasury rate decreased by 115 basis points from 1.80% to 0.65%. The Company’s net interest margin was 3.08% for the third quarter of 2020 and 3.72% in the third quarter of 2019. The Company believes that the net interest margin in the most recent quarter as compared to 2019’s third quarter has been consistent with its interest rate risk analysis.
Gap Position
Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 87% and 93% of the Company’s revenue for the third quarter of 2020 and 2019, respectively.
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
At September 30, 2020, the Company had a positive gap position of approximately $425 million, or 4% of total assets, out to three months, and a positive cumulative gap position of $457 million, or 5% of total assets out to twelve months; as compared to a positive gap position of approximately $420 million or 5% of total assets out to three months and a positive cumulative gap position of $384 million of 4% of total assets out to 12 months at September 30, 2019.  The change in the gap position at September 30, 2020 as compared to June 30, 2020 was due to term deposits moving into overnight deposits in the low and flat interest rate environment.. Such a change in gap position is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis that captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.
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
GAP Analysis
September 30, 2020
(dollars in thousands)

Repricible in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$207,873	$103,032	$202,216	$152,709	$311,740	$977,570
Loans (1)(2)	3,973,982	818,269	1,543,850	873,128	750,110	7,959,339
Fed funds and other short-term investments	849,549	—	—	—	—	849,549
Other earning assets	76,326	—	—	—	—	76,326
Total	$5,107,730	$921,301	$1,746,066	$1,025,837	$1,061,850	$9,862,784	243,510	$10,106,294

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$85,494	$237,819	$516,240	$380,872	$1,163,683	$2,384,108
Interest bearing transaction	823,607	—	—	—	—	823,607
Savings and money market	3,631,553	—	—	—	325,000	3,956,553
Time deposits	217,601	403,135	331,860	58,365	3,556	1,014,517
Customer repurchase agreements and fed funds purchased	24,293	—	—	—	—	24,293
Other borrowings	—	148,420	—	69,559	350,000	567,979
Total	$4,782,548	$789,374	$848,100	$508,796	$1,842,239	$8,771,057	111,835	$8,882,892
GAP	$325,182	$131,927	$897,966	$517,041	$(780,389)	$1,091,727
Cumulative GAP	$325,182	$457,109	$1,355,075	$1,872,116	$1,091,727

Cumulative gap as percent of total assets	3.22%	4.52%	13.41%	18.52%	10.80%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$—	$—	$—	$—	$—	$—
Interest Rate Swaps - Fed Funds based	100,000	(100,000)
Total	$100,000	$(100,000)	$—	$—	$—	$—	—	$—
GAP	$425,182	$31,927	$897,966	$517,041	$(780,389)	$1,091,727
Cumulative GAP	$425,182	$457,109	$1,355,075	$1,872,116	$1,091,727	$—
Cumulative gap as percent of total assets	4.21%	4.52%	13.41%	18.52%	10.80%

(1)Includes loans held for sale
(2)Nonaccrual loans are included in the over 60 months category

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At September 30, 2020, non-owner-occupied commercial real estate loans (including construction, land, and land development loans) represent 328% of total risk based capital. Construction, land and land development loans represent 100% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

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
The Board of Governors of the Federal Reserve Board and the FDIC have adopted rules (the “Basel III Rules”) implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the Basel III Rules, the Company and Bank are required to maintain, inclusive of the capital conservation buffer of 2.5%, a minimum CET1 ratio of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum total capital to risk-weighted assets ratio of 10.5%, and a minimum leverage ratio of 4.0%. At September 30, 2020, the Company and the Bank meet all these requirements, and satisfy the requirement to maintain a capital conservation buffer of 2.5% of CET1 capital for capital adequacy purposes.
During the fourth quarter of 2019, the Company extended the Repurchase Program. Under the Board approval in December, the Company may repurchase up to an aggregate of 1,641,000 shares of its common stock (inclusive of shares remaining under the initial authorization), through December 31, 2020, subject to earlier termination by the Board of Directors (the “Repurchase Program Extension”).
While the Company’s capital position remains well above regulatory well capitalized levels, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, the Company’s remaining authorization to repurchase shares was put on hold during the first quarter of 2020 and there were no share repurchases in the second and third quarters of 2020. The Company’s Board of Directors approved lifting the suspension of the Company’s share repurchase program in the third quarter of 2020. The Board of Directors have authorized management through the current share repurchase program to continue to evaluate opportunities for share repurchases.
The Company announced a regular quarterly cash dividend on September 24, 2020 of $0.22 per share to shareholders of record on September 15, 2020 and payable on the first business day following October 31, 2020.

The actual capital amounts and ratios for the Company and Bank as of September 30, 2020 (unaudited) and December 31, 2019 are presented in the table below.

	Company		Bank		Minimum Required For Capital	To Be Well Capitalized Under Prompt Corrective
	Actual		Actual		Adequacy	Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Purposes	Regulations*
As of September 30, 2020
CET1 capital (to risk weighted assets)	$1,121,616	13.19%	$1,290,062	15.19%	7.00%	6.50%
Total capital (to risk weighted assets)	1,422,072	16.72%	1,384,518	16.30%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,121,616	13.19%	1,290,062	15.19%	8.50%	8.00%
Tier 1 capital (to average assets)	1,121,616	10.82%	1,290,062	12.47%	4.00%	5.00%

As of December 31, 2019
CET1 capital (to risk weighted assets)	$1,082,516	12.87%	$1,225,486	14.64%	7.00%	6.50%
Total capital (to risk weighted assets)	1,362,253	16.20%	1,299,223	15.52%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,082,516	12.87%	1,225,486	14.64%	8.50%	8.00%
Tier 1 capital (to average assets)	1,082,516	11.62%	1,225,486	13.18%	4.00%	5.00%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At September 30, 2020 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained the minimum required capital ratios listed in the table above.
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

GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Common shareholders’ equity		$1,223,402	$1,190,681		$1,184,594
Less: Intangible assets		(105,165)	(104,739)		(104,915)
Tangible common equity		$1,118,237	$1,085,942		$1,079,679

Book value per common share		$37.96	$35.82		$35.13
Less: Intangible book value per common share		(3.26)	(3.15)		(3.11)
Tangible book value per common share		$34.70	$32.67		$32.02

Total assets		$10,106,294	$8,988,719		$9,003,467
Less: Intangible assets		(105,165)	(104,739)		(104,915)
Tangible assets		$10,001,129	$8,883,980		$8,898,552
Tangible common equity ratio		11.18%	12.22%		12.13%

Average common shareholders’ equity	$1,137,826	$1,193,988	$1,172,051	$1,197,513	$1,164,542
Less: Average intangible assets	(105,106)	(104,826)	(105,167)	(105,034)	(105,297)
Average tangible common equity	$1,032,720	$1,089,162	$1,066,884	$1,092,479	$1,059,245

Net Income Available to Common Shareholders	$41,346	$93,325	$142,943	$36,495	$107,487
Average tangible common equity	$1,032,720	$1,089,162	$1,066,884	$1,092,479	$1,059,245
Annualized Return on Average Tangible Common Equity	15.93%	11.45%	13.40%	13.25%	13.57%

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2020 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation.”
Remediation.
As previously described in Part I, Item 4 of our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, management tested the Company’s enhanced controls to determine whether they operate effectively over time. As previously described in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, that testing process is now complete and management believes that the enhanced controls are operating effectively and the deficiencies that contributed to the material weakness have been remediated, subject to the results of the year-end audit of the Company’s internal control over financial reporting by Dixon Hughes Goodman LLP (“DHG”), the Company’s independent auditors.
The following contributed to this remediation:
•the split of the roles of Chairman and Chief Executive Officer and the appointment of our current Chairman, Norman R. Pozez, and our current President and Chief Executive Officer, Susan G. Riel;
•the restructuring of the Board of Directors to reduce its size and strengthen its risk and financial reporting oversight functions, including the addition of two new independent directors with extensive experience in risk management and public accounting;
•adjustment of the membership of the committees of the Board of Directors, the appointment of new committee chairs and the establishment of a Risk Committee;
•the process of hiring a new Chief Legal Officer (effective January 2020);
•formalizing the Company's ethics program, including establishing an Ethics Office and appointing an Ethics officer with accountability to the Audit Committee, and increased ethics training for Company employees;
•the enhancement of the Company's policies and procedures for the identification, review and reporting of related party transactions;
•the reinforcement of the Company's risk management function, including the addition of personnel and the enhanced review and monitoring of vendor contracts; and
•the active encouragement by management, with the assistance of the Chairman and the rest of the Board of Directors, of an open and collaborative culture, to set an appropriate “tone at the top.”
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
On July 24, 2019, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer, on behalf of persons similarly situated, who purchased or otherwise acquired Company securities between March 2, 2015 and July 17, 2019. On November 7, 2019, the court appointed a lead plaintiff and lead counsel in that matter, and on January 21, 2020, the lead plaintiff filed an amended complaint on behalf of the same class against the same defendants as well as the Company’s former General Counsel. The plaintiff alleges that certain of the Company’s 10-K reports and other public statements and disclosures contained materially false or misleading statements about, among other things, the effectiveness of its internal controls and related party loans, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 20 (a) of that act, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock following the disclosure of increased legal expenses associated with certain government investigations involving the Company. The Company intends to defend vigorously against the claims asserted. On April 2, 2020, the defendants filed a motion to dismiss the amended complaint. On May 15, 2020, the plaintiffs filed their opposition to the defendants' motion to dismiss, and on June 15, 2020, the defendants filed their reply brief. Briefing on defendants' motion is now complete, and the motion is under consideration by the court.
Recently, the Company has engaged in preliminary discussions with a shareholder regarding a demand letter previously received by the Board of Directors from such shareholder, largely relating to the subject matters covered by the putative class action lawsuit described above. The letter demanded that the Board undertake an investigation into the Board’s and management’s alleged violations of law and alleged breaches of fiduciary duties, and take appropriate actions following such investigation. The Company cannot predict the outcome of those discussions, or whether they will result in a settlement or shareholder derivative litigation.
The Company has received various document requests and subpoenas from securities and banking regulators and U.S. Attorney’s offices in connection with investigations, which the Company believes relate to the Company’s identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. The Company is cooperating with these investigations. There have been no regulatory restrictions placed on the Company’s ability to fully engage in its banking business as presently conducted as a result of these ongoing investigations. We are, however, unable to predict the duration, scope or outcome of these investigations. The amount of legal fees and expenditures for the year is net of expected insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies, but does not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time.

Item 1A - Risk Factors
The COVID-19 pandemic has adversely affected, and is likely to continue to adversely affect, our customers and other businesses in our market area, as well as counterparties and third party vendors. The resulting adverse impacts on our business, financial condition, liquidity and results of operations have been, and may continue to be significant.
The COVID-19 pandemic and the resulting containment measures have resulted in widespread economic and financial disruptions that have adversely affected, and are likely to continue to adversely effect, our customers and other businesses in our market area, as well as counterparties and third-party vendors. We continue to see the impact of the pandemic on our business, which we expect may potentially worsen, particularly since there remains ongoing uncertainty as to how long the COVID-19 pandemic and related containment measures will continue, both in our market area and the rest of the country.. This impact has been, in certain areas, and could continue to be significant, adverse and potentially material. The full extent of this impact, and the resulting impact on our business, financial condition, liquidity and results of operations, remains inestimable at this time, and will depend on a number of evolving factors and future developments beyond our control and that we are unable to predict, including the duration, spread and severity of the pandemic; the nature, extent and effectiveness of containment measures; the timing of development and widespread availability of medical treatments or vaccines; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; the impact and continued availability of monetary, fiscal and other economic policies and programs designed to provide economic assistance to individuals and small businesses; and how quickly and to what extent normal economic and operating conditions can resume. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted.
Many of the risks described in the risk factors and other cautionary language included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission will likely be exacerbated, and the impact of such risks will likely be magnified, as a result of the COVID-19 pandemic. We expect the negative impacts of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations to be the most severe in the following areas:
•Loan Credit Quality.  The significant disruption resulting from the COVID-19 pandemic has been materially affecting the businesses of our customers and of their customers, which impacts their creditworthiness, their ability to pay amounts owed to us and our ability to collect those amounts. Among the industry’s most clearly impacted by the pandemic are the Accommodation and Food Service industry, exposure to which represents 10.2% of our loan portfolio as of September 30, 2020, and the Retail Trade industry, which represents 1.3% of our loan portfolio as of September 30, 2020.  In addition, approximately 6% of our loan portfolio as of September 30, 2020 is secured by commercial real estate loans secured by restaurants, hotels or retail properties. These areas may have a longer recovery period than other industries. Despite high home sales volumes and our strong performance in gains from residential mortgage loans for the quarter ended September 30, 2020, such volumes and performance are not stable and economic conditions are may likely result in future material declines in real estate values and home sales volumes, and an increase in tenants failing to make or deferring rent payments.  A large portion of our loan portfolio is related to real estate, with 73% consisting of commercial real estate and real estate construction loans, and 80% of our loans being secured by real estate. As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for loan losses, and write-down or charge-off credit relationships, any of which would negatively impact our results of operations. In addition, market upheavals are likely to affect the value of real estate and commercial assets. In the event of foreclosure, it is unlikely that we will be able to sell the foreclosed property at a price that will allow us to recoup a significant portion of the delinquent loan.
•Allowance for Credit Losses. As discussed in the Management’s Discussion and Analysis, we began using a new credit reserving methodology known as the CECL methodology effective January 1, 2020. Our ability to accurately forecast future losses under that methodology may be impaired by the significant uncertainty surrounding the pandemic and containment measures and the lack of a comparable precedent.  For the three and nine months ended September 30, 2020, after the initial adjustment to the allowance for credit losses as of January 1, 2020 and the additional adjustments as of March 31, 2020 and June 30, 2020, we further increased the allowance for credit losses by $6.6 million and $40.7 million, respectively, inclusive of $156 thousand of allowance for credit losses on AFS debt securities recorded in the third quarter of 2020. We may need to record additional provisions for credit losses in future, as the COVID-19 pandemic continues to evolve, and our losses on our loans and other exposures could exceed our allowance.
•Increased Demands on Capital and Liquidity. We have experienced increased volume of loan originations, particularly SBA loans pursuant to the PPP created by recent legislation. Certain of these SBA loans have mandated interest rates that are lower than our usual rates and may not be purchased by the SBA or other third parties within expected timeframes. In addition, borrowers may draw on existing lines of credit or seek additional loans to finance their businesses. These factors may result in reduced levels of capital and liquidity being available to originate more profitable loans, which will negatively impact our ability to serve our existing customers and our ability to attract new customers.
•Deposit Business. As a result of the COVID-19 pandemic, deposit customers are expected to retain higher levels of cash. While increased low-interest deposits could have a positive impact in the short-term, we would not expect these funds to be replenished as customers use deposit funds for liquidity for their business and individual needs. If deposit levels decline, our available liquidity would decline, and we could be forced to obtain liquidity on terms less favorable than current deposit terms, which would in turn compress margins and negatively impact our results of operations.
•Interest Rate Risk. Our net interest income, lending activities, deposits and profitability have been and could continue to be negatively affected by volatility in interest rates caused by uncertainties stemming from the COVID-19 pandemic. In

March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results or financial condition.
•Operational Risk. Current and future restrictions on our workforce's access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices by directing a portion of our employees to work remotely from their homes to minimize interruptions to our operations. These actions will likely result in increased spending on our business continuity efforts, such as technology and readiness procedures for returning to our offices. We could also experience an increased strain on our risk management policies, including, but not limited to, the effectiveness and accuracy of our models, given the lack of data inputs and comparable precedent. Further, technology in employees' homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including related to the effectiveness of our anti-money laundering and other compliance programs, as well as increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.
•External Vendors and Service Providers. We rely on many outside service providers that support our day-to-day operations including data processing and electronic communications, real estate appraisal, loan servicers and local and federal government agencies, offices and courthouses. In light of the containment measures responding to COVID-19, many of these entities may limit the availability and access of their services, which may impact our business. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses, which slows the process for title work, mortgage and UCC filings. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.
•Strategic and Reputational Risk. The pandemic and containment measures have caused us to modify our strategic plans and business practices, and we may take further actions that we determine are in the best interests of our colleagues, customers and business partners. If we do not respond appropriately to the pandemic, or if customers or other stakeholders do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could materially adversely affect our business. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions, as detailed in the Note 1 to the Consolidated Financial Statements.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2020	—	—	—	447,890
August 1-31, 2020	157	$29.52	157	447,733
September 1-30, 2020	—	—	—	447,733
Total	157	$29.52	157
_______________________________
(1)In August 2019, the Company’s Board of Directors authorized the purchase of up to 1,715,547 shares of the Company’s common stock from the date of approval of the plan through December 31, 2019, subject to earlier termination by the Board of Directors. The program was announced by a press release dated August 9, 2019 and a Form 8-K filed on August 9, 2019. On December 18, 2019, the Company’s Board of Directors extended and expanded the program, authorizing the purchase of up to an aggregate of 1,641,000 shares of the Company’s common stock (inclusive of shares remaining under the initial authorization), through December 31, 2020, subject to earlier termination by the Board of Directors (as extended, the “Repurchase Program”). The extension of the program was announced by a press release dated December 18, 2019 and a Form 8-K filed on December 18, 2019. Under the Repurchase Program, the Company may acquire its common stock in the open market or in privately negotiated transactions, including 10b5-1 plans. The Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without notice. We suspended our share repurchase program during the first quarter of 2020, but the suspension was lifted in the third quarter of 2020. We did not repurchase any shares during the second and third quarters of 2020.
(2)Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted shares.

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
(i) Consolidated Balance Sheets at September 30, 2020, December 31, 2019
(ii) Consolidated Statement of Income for the three and nine months ended September 30, 2020 and 2019
(iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30,2020 and 2019
(v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by reference to Exhibit 4.2 to the Company’s Current report on Form 8-K filed on July 22, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 9, 2020	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date: November 9, 2020	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company