Form 10-Q/A
period 2020-09-30
EAGLE BANCORP INC
filed 2020-11-18
CIK 1050441

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

This Amendment No. 1 on Form 10-Q/A to Eagle Bancorp, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended September 30, 2020, as filed with the Securities and Exchange Commission on November 9, 2020 (the “Original Form 10-Q”), is being filed for the sole purpose of correcting an inadvertent typographical transposition of certain numbers in the table outlining the risk category of loans by class of loans and year of origination in the Credit Quality Indicators subsection of Note 5. Loans and Allowance for Credit Losses to the financial statements. A number of the loans in the table that were transposed between "watch”, “substandard”, and "special mention" are corrected in this Amendment No. 1 to reflect the accurate classifications.

Except as expressly noted above, this Amendment No. 1 does not modify or update in any way the information and disclosures in the Original Form 10-Q, including the results of operations, financial condition and financial statements, nor does it reflect events occurring after the filing of the Original Form 10-Q.

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

Based on the most recent analysis performed, the risk category of loans by class of loans and year of origination is as follows:

September 30, 2020 (dollars in thousands)	Prior	2016	2017	2018	2019	2020	Total
Commercial
Pass	375,848	124,678	306,487	249,287	193,594	155,505	1,405,399
Watch	32,430	3,125	32,399	9,478	3,674	—	81,106
Special Mention	1,302	—	—	451	—	—	1,753
Substandard	16,915	4,766	2,046	12,421	207	—	36,355
Total	426,495	132,569	340,932	271,637	197,475	155,505	1,524,613
PPP loans
Pass	—	—	—	—	—	456,115	456,115
Total	—	—	—	—	—	456,115	456,115
Income producing - commercial real estate
Pass	756,002	402,690	421,428	685,804	705,972	377,721	3,349,617
Watch	150,215	15,480	74,168	53,616	4,640	—	298,119
Special Mention	203	—	—	—	47,644	—	47,847
Substandard	13,375	800	4,656	4,883	5,542	—	29,256
Total	919,795	418,970	500,252	744,303	763,798	377,721	3,724,839
Owner occupied - commercial real estate
Pass	344,863	105,381	115,144	139,991	74,286	29,169	808,834
Watch	50,018	2,038	2,645	95,171	24,761	—	174,633
Substandard	9,584	764	—	355	3,475	—	14,178
Total	404,465	108,183	117,789	235,517	102,522	29,169	997,645
Real estate mortgage - residential
Pass	18,121	3,410	10,377	14,593	23,100	6,837	76,438
Watch	612	—	—	—	—	—	612
Substandard	1,181	4,154	—	—	—	—	5,335
Total	19,914	7,564	10,377	14,593	23,100	6,837	82,385
Construction - commercial and residential
Pass	32,535	65,703	286,922	314,061	104,335	46,832	850,388
Watch	853	—	25,629	—	—	—	26,482
Substandard	—	1,866	408	—	—	—	2,274
Total	33,388	67,569	312,959	314,061	104,335	46,832	879,144
Construction - C&I (owner occupied)
Pass	11,162	10,577	6,501	29,963	18,761	43,997	120,961
Watch	787	—	2,121	3,251	13,237	—	19,396
Total	11,949	10,577	8,622	33,214	31,998	43,997	140,357
Home Equity
Pass	38,049	4,970	8,274	8,314	4,369	6,918	70,894
Watch	1,401	—	—	—	—	—	1,401
Substandard	304	—	—	—	49	—	353
Total	39,754	4,970	8,274	8,314	4,418	6,918	72,648
Other Consumer
Pass	2,039	169	108	50	100	33	2,499
Substandard	10	—	—	—	—	—	10
Total	2,049	169	108	50	100	33	2,509
Total Recorded Investment	$1,857,809	$750,571	$1,299,313	$1,621,689	$1,227,746	$1,123,127	$7,880,255
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

EAGLE BANCORP, INC.

Date: November 18, 2020	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date: November 18, 2020	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company