Form 10-K
period 2020-12-31
EAGLE BANCORP INC
filed 2021-03-01
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☒
Accelerated filer ☐
Non-accelerated filer ☐
Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2020 was approximately $1.0 billion.

As of February 5, 2021, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 31,783,355.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on
May 20, 2021 are incorporated by reference in Part III hereof.

EAGLE BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1.    BUSINESS
In this report, unless otherwise expressly stated or the context otherwise requires, the terms “we,” “us,” the “Company,” “Eagle,” and “our” refer to Eagle Bancorp, Inc. and our subsidiaries on a combined basis, except in the description of any of our securities, in which case these terms refer solely to Eagle Bancorp, Inc. and not to any of our subsidiaries. References to “EagleBank” or “Bank” refer to EagleBank, which is our principal subsidiary. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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
The Company has grown primarily through organic growth over its twenty two year history. Two acquisitions have been completed (one in 2008 and one in 2014). On August 31, 2008, the Company completed the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) which increased loans and deposits by approximately $361 million and $385 million, respectively. The acquisition of Virginia Heritage Bank (“Virginia Heritage”) completed on October 31, 2014, added approximately $800 million in loans, and $645 million in deposits. Refer to Note 7 to the Consolidated Financial Statements for additional disclosure regarding intangible assets established incident to mergers and acquisitions.
Description of Services. The Bank offers a broad range of commercial banking services to its business and professional clients, as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. These services include (i) commercial loans for a variety of business purposes such as for working capital, equipment purchases, real estate lines of credit, and government contract financing; (ii) asset based lending and accounts receivable financing (on a limited basis); (iii) construction and commercial real estate loans; (iv) business equipment financing; (v) consumer home equity lines of credit, personal lines of credit and term loans; (vi) consumer installment loans such as auto and personal loans; (vii) personal credit cards offered through an outside vendor; and (viii) residential mortgage loans. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the Bank’s primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves. The Bank also offers online banking, mobile banking and a remote deposit service, which allows clients to facilitate and expedite deposit transactions through the use of electronic devices. A suite of Treasury Management services is also offered to business clients. The Bank’s deposits are insured by the Federal Deposit insurance Corporation, or FDIC, to the fullest extent provided by law.

The Bank’s loan portfolio consists primarily of traditional business and real estate secured loans. Commercial and industrial loans are made, with a substantial portion having variable and adjustable rates, and where the cash flow of the borrower(s) operating business is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. Commercial real estate loans, which comprise the largest portion of the loan portfolio, are secured by both owner occupied and non-owner occupied real property and include a component of acquisition, development and construction, or ADC lending.
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
In 2020, in response to the COVID-19 pandemic, the federal government (in the CARES Act passed in March 2020) provided a lending program which was distributed through the banking system called The Paycheck Protection Program ("PPP"). The program was administered through the SBA. The purpose of this new lending facility was to provide needed support to small and mid size businesses at low rates of interest (statutory rate of 1% plus fees) and to establish a loan forgiveness feature in cases where loan proceeds could be proven to be used by the small and mid sized business to support payroll costs, lease obligations and certain other specified uses. The program was intended to provide a bridge until business activity could return to normal. The Bank participated in all phases to date of the PPP, which is further described in the Notes to Financial Statements and Managements’ Discussion and Analysis which follows.

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
The Bank’s goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully designing and enforcing loan policies and procedures, evaluating each borrower’s business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At December 31, 2020, owner occupied commercial real estate and construction - Commercial and Industry ("C&I") (owner occupied) represent approximately 15% of the loan portfolio. At December 31, 2020, non-owner occupied commercial real estate and real estate construction represented approximately 58% of the loan portfolio. The combined owner occupied and commercial real estate loans represented approximately 34% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 85% of all loans being secured or partially secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.
The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment, and account receivable financing. This loan category represents approximately 19% of the loan portfolio at December 31, 2020 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 1.2% of the commercial loan category at December 31, 2020. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans other than PPP loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.
Approximately 1% of the loan portfolio at December 31, 2020 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.
Approximately 1% of the loan portfolio consists of residential mortgage loans at December 31, 2020. At December 31, 2020, the repricing duration of these loans was 18 months. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.
Approximately 6% of the loan portfolio at December 31, 2020 consists of Payroll Protection Plan (PPP) loans, authorized under the Cares Act in 2020 in response to the COVID-19 pandemic. These credits have a term of two or five years, and a stated interest rate of 1% plus an origination fee based on the loan amount. The loans may in whole or part be forgivable (i.e. repaid from U.S. Treasury funds) based on the documented use of the loan proceeds. The program is administered under rules established by the SBA.

Our lending activities are subject to a variety of borrower lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank’s level of capital. At December 31, 2020, the Bank had a legal lending limit of $200 million. At December 31, 2020, the average loan size outstanding for Commercial Real Estate, or CRE, and Commercial and Industrial, or C&I, loans was $5.3 million and $612 thousand, respectively. In accordance with internal lending policies, the Bank may sell participations in its loans to other banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients. The risk of nonpayment (or deferred payment) of loans is inherent in all lending. The Bank’s marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those associated with loans to larger companies. Management and/or committees of the Bank carefully evaluate loan applications and attempt to minimize credit risk exposure by use of extensive loan application data, due diligence, and approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.

The Bank originates residential mortgage loans primarily as a correspondent lender. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its investors, it also employs the services of the investor to underwrite the loans. Because the loans are originated within investor guidelines and designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term or may be required to return profits made should the loan prepay within a short period. The potential repurchase period varies by investor but can be up to approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. In certain instances, the Bank may provide equity loans (second position financing) in combination with residential first mortgage lending for purchase money and refinancing purposes. The Bank maintains a reserve for residential real estate loans recourse obligations in Other liabilities on the Consolidated Balance Sheet.

The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The Bank manages the interest rate risk on rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Bank obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income. To protect against the price risk inherent in residential mortgage loan commitments, the Bank utilizes a combination of either or both “best efforts” and “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decrease in the values of loans that would result from the exercise of the derivative loan commitments. Under a “best efforts” contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Bank if the loan to the underlying borrower closes. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. The Bank determines the fair value of interest rate lock commitments and the associated gain by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.. Under a “mandatory delivery” contract, the Bank commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Bank fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions.

All loans are secured primarily by duly recorded first deeds of trust or mortgages. In some cases, the Bank may accept a recorded junior trust position. In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate satisfactory financial condition. Additionally, an equity contribution toward the project is generally required whether associated with acquisition or construction of a property.
The general terms and underwriting standards for each type of commercial real estate and construction loan are incorporated into the Bank’s lending policies. These policies are analyzed periodically by management, and the policies are reviewed and re-approved annually by either the Board of Directors or the Directors Loan Committee. The Bank’s loan policies and practices described in this report are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, by the appropriate officer or committee, in accordance with the Bank’s loan policies. Policy standards are often stated in mandatory terms, such as “shall” or “must”, but these provisions are subject to exceptions. Policy requires that loan value not exceed a percentage of “market value” or “fair value” based upon appraisals or evaluations obtained in the ordinary course of the Bank’s underwriting practices.
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
The Company’s loan portfolio includes loans made for real estate acquisition, development, and construction ("ADC") purposes, including both income producing and owner occupied projects. ADC loans amounted to $1.4 billion at December 31, 2020. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 61.4% of the outstanding ADC loan portfolio at December 31, 2020. The decision to establish a loan funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis and which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

As of December 31, 2020, the Company has not experienced any significant issues with increased vacancy rates or lower rents for income producing properties financed. The construction loan portfolio has remained solid, particularly in areas of well-located residential and multifamily projects, as the housing market has continued to improve and stabilize. The Washington, D.C. metropolitan area real estate market has been relatively stable; however, certain segments, including suburban offices, have exhibited higher than normal vacancy and experienced concessions in specific submarkets. As part of its overall risk assessments, management carefully reviews the Bank’s loan portfolio and general economic and market conditions on a regular basis and will continue to adjust both the specific and environmental reserve factors as necessary.
Deposit services include business and personal checking accounts, NOW accounts, tiered savings and money market account and time deposits with varying maturity structures and customer options. A complete individual retirement account program is available. The Bank also participates in the IntraFi Network, LLC (“IntraFi”) Certificate of Deposit Account Registry Service (“CDARS”) and its Insured Cash Sweep (“ICS”) program, both of which networks function to assure full FDIC insurance for participating Bank customers. In cooperation with Goldman Sachs Asset Management, the Bank offers a Goldman Sachs Investment Sweep Account, a check writing cash management account that sweeps funds to one of several non-FDIC insured off-balance sheet investment accounts managed by Goldman Sachs. The Bank also utilizes brokered deposit funds in its overall asset/liability management program.

The Bank offers a full range of online banking services for both personal and business accounts and has a Mobile Banking application. Other deposit services include cash management services, business sweep accounts, lock box, remote deposit capture, account reconciliation services, merchant card services, safety deposit boxes and Automated Clearing House origination. After-hours depositories and ATM service are also available.
The Company and Bank maintain portfolios of short term investments and investment securities consisting primarily of U.S. agency bonds and government sponsored enterprise mortgage backed securities, municipal bonds, and corporate bonds. The Bank also owns equity investments related to membership in the Federal Reserve System and the Federal Home Loan Bank of Atlanta (FHLB). The Company’s securities portfolio includes equity investments in the form of common stock of two local banking companies. The investment securities portfolio provides the following objectives: capital preservation, liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. agency securities and high grade municipal and corporate securities, including highly rated subordinated debentures of U.S. regulated banks. High risk investments and non-traditional investments are prohibited. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the Asset Liability Committee, or ALCO, and mortgage backed pass through securities, which may have final stated maturities of 30 years, with average lives generally not to exceed eight years.
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
The development of the Company’s customer base has benefited from the extensive business and personal contacts of its directors and executive officers. Full relationships have been fostered including deposit balances, loan balances and noninterest revenue sources. The Bank has placed enhanced reliance on proactively designed officer calling programs and lender teams, active participation in business organizations, and enhanced referral programs.
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

MARKET AREA AND COMPETITION
The primary service area of the Bank is the Washington, D.C. metropolitan area. With a population of nearly 6.3 million and projected growth rate of 4%, the region is the 6th largest metropolitan area in the U.S. (U.S. Census Bureau 2019). Total employment in the region is approximately 3.2 million per the 2020 Bureau of Labor Statistics (BLS) report. The region has lost 178,000 jobs in the year 2020, going from a 2.6% unemployment rate to a 5.8% unemployment rate from the end of 2019 to the end of 2020 due substantially to the COVID-19 pandemic. The Washington D.C. metropolitan area contains a substantial federal workforce, as well as a variety of support industries that employ professionals such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, and consultants. The Gross Regional Product (“GRP”) for the metropolitan area in 2019 was reported at $560 billion. This figure can be heavily attributed to the federal government, but other significant sectors include professional and business services, education, healthcare, leisure, and hospitality. The region also has a very active non-profit sector including trade associations, colleges, universities, and major hospitals. Transportation congestion and federal government spending levels remain threats to future economic development and quality of life in the area.

Montgomery County, Maryland, with a total population estimated at 1,043,530 as of 2019 and occupying an area of about 500 square miles, borders Washington, D.C. to the north and is roughly 30 miles southwest of Baltimore. Montgomery County represents a diverse and healthy segment of Maryland’s economy. Montgomery County is a thriving business center and is Maryland’s most populous jurisdiction. Population in the county is expected to grow 6.7% between 2018 and 2025. The State of Maryland boasts a demographic profile superior to the U.S. economy at large, and the economy in and around Montgomery County is among the best in Maryland. The number of jobs in Montgomery County has been relatively stable in the recent past. The unemployment rate in Montgomery County is among the lowest in the state at 6.5% in November of 2020, based on Bureau of Labor Statistics’, or BLS, data. A highly educated population has contributed to favorable median household income of $108,820 with the number of households totaling 370,950. According to the U.S. census update, approximately 59% of the County’s residents in 2019 hold college or advanced degrees, placing the population of Montgomery County among the most educated in the nation. The area boasts a diverse business climate of over 118,965 businesses. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector, and legal, financial services, health care, and professional services sectors. Major private employers include Adventist Healthcare, Lockheed Martin, Giant Food, and Marriott International. The county is also an incubator for firms engaged in biotechnology and the area has traditionally attracted significant amounts of venture capital. Montgomery County is home to many major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes of Health, National Oceanic and Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission, the Food and Drug Administration and the Walter Reed National Military Medical Center in Bethesda.

Prince George’s County, Maryland, covering just under 500 square miles, has a total estimated population of 908,670 as of 2019 and is located just east of Washington, D.C. The county supports 313,343 households as of 2019 with median incomes of $84,920. The unemployment rate in the county was 9.0% in November of 2020 according to the BLS. Prince George’s County continues to promote a business friendly environment and is home to major employers such as the University of Maryland, Joint Base Andrews Naval Air Facility Washington, U.S. Internal Revenue Service and United Parcel Service.

The District of Columbia, in addition to being the seat of the federal government, is a vibrant city with a well-educated, diverse population. According to survey data from the latest U.S. Census, the estimated 2019 population of the District of Columbia is approximately 705,749, up from 601,766 in 2010. Median household income, at $92,266 as of 2019, is above the national median level of $65,712. The growth of residents in the city is due partially to improvements in the city’s services and to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. As of 2019, the housing market had grown to 322,814 units. While the federal government and its employees are a major factor in the economy, over 100 million square feet of commercial office space support a dynamic business community of more than 63,000 companies. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. Unemployment was 7.3% at November 2020 according to BLS. The disparity between the higher level of unemployment among District of Columbia residents and the strong employment trends reflects the high level of jobs in the District held by residents of the surrounding suburban jurisdictions. The District of Columbia has a well-educated and highly paid work force. Large employers include the federal government, many local universities, and hospitals. Another significant factor in the economy is the leisure and hospitality industry, as Washington, D.C. remains a popular tourist destination for both national and international travelers, absent a pandemic.

Fairfax County, Virginia, which is just across the Potomac River and west from Washington, D.C., is a large, affluent jurisdiction with an estimated population of 1,145,862 as of 2019 including Fairfax City. This county covers about 395 square miles. Fairfax County is one of the leading technology centers in the US. It is a thriving residential as well as business center with 396,501 households. The county is among the most affluent in the country with average annual household income of $124,831 as of 2019. Unemployment was 4.4% in November of 2020 according to the BLS. Major companies headquartered in the county, which are also major employers, include Capital One Financial, DXC Technology, Gannett, General Dynamics, Hilton Hotels, Leidos, Sallie Mae, and Inova Health Systems. The county is also home to several federal entities including the CIA, Fort Belvoir and a major facility of the Smithsonian Institution.

Arlington County, Virginia, has an estimated population of 233,464. The county is made up of 26 square miles and is situated just west of Washington, D.C., directly across the Potomac River. There are approximately 107,032 households with a median household income of $120,071 as of December 2019. Significant private sector employers include Deloitte, Lockheed Martin, Virginia Hospital Center and Marriott International, Inc. The unemployment rate was just 3.8% in November of 2020. This is one of the lowest unemployment rates in the state of Virginia and compares very favorably to the U.S. rate of 11.2%. The population is highly educated, with about 75% of residents over 25 years of age holding at least a bachelor’s degree as of 2019.

Alexandria, Virginia is a city with an estimated population of 157,613 as of 2019. The city is made up of just over 15 square miles and sits on the west bank of the Potomac River just south of Arlington, Virginia. There are approximately 70,598 households with a median household income of $100,939 as of 2019. Alexandria has 17,540 employer establishments. The unemployment rate was 4.9% at November of 2020 according to BLS. The population is highly educated, with over 63.1% of residents over 25 years of age holding at least a bachelor’s degree as of 2019.

Loudoun County, Virginia covers about 520 square miles of land 25 miles northwest of Washington, D.C. and boasts a population of 395,134. Median household income, according to 2019 Census Bureau data, is $142,299 which is more than twice the national median household income of $62,843. The unemployment rate was 3.8% at November of 2020 according to BLS. The Virginia Employment Commission expects to see employment growth of 1.2% annually through 2024. The major private employers in the county include United Airlines, Inc., Raytheon Company, Loudoun Hospital Center and Swissport U.S.A., Inc. The county is also home to public sector employees such as the Loudoun County Schools, County of Loudoun, U.S. Department of Homeland Security and the Postal Service.

Throughout the Washington, D.C. metropolitan area, competition is significant from large banking institutions headquartered in and outside of the area. Although some consolidation has occurred in the market in the past few years, the Bank continues to compete with other community banks, savings and loan associations, credit unions, mortgage companies and finance companies, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, private lenders and nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and make larger technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions headquartered out-of-state allows for higher lending limits than the Bank, although the Bank’s current lending limit is quite favorable and able to accommodate the credit needs of most businesses in the Washington D.C. metropolitan area, which distinguishes it from most community banks in the market area. Some of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent lesser regulation in the case of mortgage companies, finance companies, and many nontraditional competitors. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, regulation of all financial firms was heightened, although new legislation in 2018 did amend some of the prior law and eased bank regulatory pressures, prompting some de novo activity, but mostly driving further consolidation. Under current law, unlimited interstate de novo branching is available to all state and federally chartered banks. As a result, institutions, which previously were ineligible to establish de novo branches in the Bank’s market area, may elect to do so.

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

HUMAN CAPITAL RESOURCES AND MANAGEMENT
Human Capital

At EagleBank, our culture is defined by our Relationships F.I.R.S.T corporate values: flexible, involved, responsive, strong, and trusted. We value our employees by investing in a healthy work-life balance, competitive compensation and benefit packages and a vibrant, team-oriented environment centered on professional service and open communication amongst employees. We strive to build and maintain a high-performing culture and be an “employer of choice” by creating a work environment that attracts and retains outstanding, engaged employees who embody our company mantra of “Relationships FIRST”.

Talent Acquisition and Retention

As of December 31, 2020 we employed 515 full and part time employees across our 30 offices, which includes our branch offices, corporate offices and other operating facilities. During 2020 we hired 110 employees. Our voluntary turnover rate was 11% in 2020 and has declined for the past two years.

Diversity and Inclusion

We strive toward having a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences among people. To accomplish this, we have established a Diversity & Inclusion Advisory Council made up of 16 employee representatives.

Women represent 59% of EagleBank’s employees and racial and ethnic minorities represent 61% of EagleBank’s employees as of December 31, 2020. In 2020, 53% of our hires were from diverse groups, including women, racial and ethnic minorities, veterans and people with disabilities.

Compensation and Benefits

We provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution, healthcare and insurance benefits, health savings accounts, flexible spending accounts, vacation and sick leave, family leave and an employee assistance program.

We provide pay levels and pay opportunities that are internally fair, externally competitive and cost-effective. To determine competitive market compensation levels, we use market surveys that report salary data of companies with similar positions, asset size and geographical location. To further align base pay with experience and individual performance, we annually review our salary structure and ranges to keep pace with changes in the marketplace. With the support of independent third-party experts in this field, we review the compensation of employees to ensure consistent pay practices by conducting a pay equity analysis. Our employees are not represented by any collective bargaining group.

Employee Engagement

We regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. In 2020, 66% of employees participated in our annual employee survey. We host periodic all-employee conference calls to disseminate information and to respond to employee questions.

Learning and Development

We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues. Our employees receive continuing education courses that are relevant to the banking industry and their job function. We also offer leadership and customer service training. These resources provide employees with the skills they need to achieve their career goals, build management skills and become leaders within our Company. Employees have access to more than 5,000 on-demand learning solutions to help them learn new skills and advance in their career as well as certificate programs built around specific job roles. We also provide tuition reimbursement to help employees develop their skills and enhance their performance.

COVID-19

Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health and safety. Our top priority during the COVID-19 pandemic is to protect the health and safety of our employees and their families, customers and the communities we serve. We continue to maintain workplace flexibility such as working remotely and providing flexible work schedules to reduce the number of employees on-site each day. We have implemented enhanced safety and health protocols—including extra cleanings throughout the day, social distancing, installing plexi-glass barriers in high contact areas and providing our employees with personal protective equipment. We also provided our employees with 40 hours of emergency sick leave for COVID related absences.

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
The Company. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or the Act, and is subject to regulation and supervision by the Federal Reserve Board. The Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and actions, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also examine the Company and each of its subsidiaries. The Company is subject to risk-based capital requirements adopted by the Federal Reserve Board, which are substantially identical to those applicable to the Bank, and which are described below.
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
Brokered Deposits. A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Deposit brokers may attract deposits from individuals and companies throughout the United States and internationally whose deposit decisions are based primarily on obtaining the highest interest rates. Certain reciprocal deposits of up to the lesser of $5 billion or 20% of an institution’s deposits are excluded from the definition of brokered deposits, where the institution is "well-capitalized" and has a composite rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2020, brokered deposits represented approximately 26.2% of our total deposits. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy. In addition, banks that become less than "well-capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowing, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations. In December 2020, the FDIC issued a final rule (effective April 1, 2021) that revises the FDIC’s brokered deposit regulations. The final rule, among other things, revises the definition of “deposit broker” and the accompanying exceptions. We are evaluating the final rule and its impact on our operations and results.

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
The Basel III Rules require institutions to maintain: (i) a minimum ratio of CET1 to risk-weighted assets of 4.5%, plus a “capital conservation buffer” of 2.5%, or 7.0%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer, or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of 8.0% plus the capital conservation buffer, or 10.5%; and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average of the month-end ratios each month during a calendar quarter).
Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer face constraints on their ability to pay dividends, effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall.
Under the Basel III Rules, mortgage-servicing assets and deferred tax assets are subject to certain restrictions on their inclusion as capital. In July 2019, the Federal Reserve and the other federal banking regulators issued a final rule to simplify the regulatory capital treatment of mortgage-servicing assets, certain deferred tax assets arising from temporary differences and investments in the capital of unconsolidated financial institutions. This final rule revises the individual CET1 deduction threshold for these assets from 10% to 25%, eliminates the aggregate deduction threshold of 15% for these assets, and assigns a 250% risk weight for any mortgage-servicing assets or deferred tax assets not deducted from CET1 capital .

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
The 2018 Act also directed the federal banking agencies to develop a “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average consolidated total assets. In October 2019, the federal banking agencies adopted a Community Bank Leverage Ratio of 9%, which was temporarily lowered to 8% as a result of the COVID-19 pandemic. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such institution is considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. An institution or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. The Company and Bank qualify for this simplified capital regime, but there can be no assurance that satisfaction of the Community Bank Leverage Ratio will provide adequate capital for their operations and growth, or an adequate cushion against increased levels of nonperforming assets or weakened economic conditions if the Company and Bank elect to apply this regime.
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
In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, or RWA, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV supported the revisions. Although it is uncertain at this time, it is anticipated that some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Bank effective January 1, 2023.

In 2016, FASB issued the current and expected credit losses model (“CECL”), which became applicable to us on January 1, 2020. CECL required financial institutions to estimate and establish a provision for expected credit losses over the lifetime of the asset, at the origination or the date of acquisition of the asset, as opposed to reserving for incurred or probable losses through the balance sheet date. Upon implementation, an institution recognized a one-time cumulative effect adjustment to the ACL. The federal banking regulators have adopted a rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting CECL. In response to the COVID-19 pandemic, the federal banking regulators issued a final rule in March 2020 that provided banking organizations with an alternative option to temporarily delay for two years the estimated impact of the adoption of the CECL methodology on regulatory capital, followed by the three-year phase-in period. The cumulative amount that is not recognized in regulatory capital will be phased in at 25% per year beginning January 1, 2022. We have elected to adopt the March 2020 interim final rule.

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
The Dodd-Frank Act. The Dodd-Frank Act made significant changes to the U.S. bank regulatory structure, affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required a number of federal agencies to adopt a broad range of rules and regulations. The following provisions are considered to be of greatest significance to the Company:
•Expanded the authority of the Federal Reserve Board to examine bank holding companies and their subsidiaries, including insured depository institutions.
•Required a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition.
•Provided mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures.
•Created the Consumer Financial Protection Bureau, or CFPB, which has rulemaking authority for a wide range of consumer protection laws that apply to all banks, and has broad powers to supervise and enforce consumer protection laws.
•Created the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.
•Introduced additional corporate governance and executive compensation requirements on companies subject to the Securities Exchange Act of 1934, as amended, or Exchange Act.
•Permitted FDIC-insured banks to pay interest on business demand deposits.
•Adopted Section 13 of the Act, commonly referred to as the Volcker Rule, which restricts the ability of institutions and their holding companies to and affiliates to make proprietary investments in securities and to invest in certain covered nonpublic investment vehicles, and to extend credit to such vehicles.
•Codified the requirement that holding companies and other companies that directly or indirectly control an insured depository institution to serve as a source of financial strength.
•Made permanent the $250 thousand limit for federal deposit insurance.
•Permitted national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

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
In December 2020, the CFPB issued a final rule to create a new category of seasoned qualified mortgages (“Seasoned QMs”), which are presumed to meet the ability-to-pay requirements established by the Dodd-Frank Act. To be considered a Seasoned QM, loans would have to be first-lien, fixed-rate mortgages that have met certain performance requirements over a 36-month seasoning period. Covered transactions would also have to be held on the creditor’s portfolio during the seasoning period, comply with general restrictions on product features and points and fees and meet certain underwriting requirements (including verification of the consumer’s debt-to-income ratio or residual income at origination). The rule took effect on February 27, 2021, but compliance is not mandatory until July 1, 2021. We are continuing to evaluate the impact of the final rule on our operations.

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
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. The Bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the Bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements. In September 2020, the Federal Reserve issued an advance notice of proposed rulemaking (“ANPR”) that invites public comment on an approach to modernize the Federal Reserve’s regulations that implement the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. The comment period for the ANPR ended on February 16, 2021.

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
FDIC Insurance Premiums. The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. The FDIC has established four risk categories, each subject to a different premium rate, ranging from a low of 2.5 basis points up to 45 basis points, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. In general, an institution’s assessment base for calculating its deposit insurance premium is determined by subtracting its tangible equity and certain allowable deductions from its consolidated average assets. There are three adjustments that can be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for institutions other than those with the lowest risk rating, a potential increase for brokered deposits above a threshold amount. Institutions with less than $10.0 billion in assets that have been FDIC-insured for at least five years, instead of the four risk categories, a financial ratios method based on a statistical model estimating the bank's probability of failure over three years, utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The financial ratios method also provides that community banks with brokered deposits in excess of 10% of total consolidated assets (inclusive of reciprocal deposits if a bank is not well-capitalized or has a composite supervisory rating other than a 1 or 2) may be subject to an increased assessment rate if it has experienced rapid growth; lowers the range of authorized assessment rates to 1.5 basis points for institutions posing the least risk, increases the range up to 40 basis points for institutions posing the most risk; and further lowers the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more. Institutions with over $10.0 billion in total consolidated assets are required to pay a surcharge of 4.5 basis points on their assessment basis, subject to certain adjustments. This surcharge is expected to apply to the Bank after December 31, 2021. The FDIC may also impose special assessments from time to time. Under the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), FDIC insured institutions with assets in excess of $10 billion are also subject to a phase out of the deductibility of deposit insurance premiums.

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
RISKS RELATED TO OUR BUSINESS AND ECONOMIC CONDITIONS
The COVID-19 pandemic has adversely affected, and is likely to continue to adversely affect, our customers and other businesses in our market area, as well as counterparties and third party vendors. The resulting adverse impacts on our business, financial condition, liquidity and results of operations have been, and may continue to be significant.
The COVID-19 pandemic and the resulting containment measures have resulted in widespread economic and financial disruptions that have adversely affected, and are likely to continue to adversely effect, our customers and other businesses in our market area, as well as counterparties and third-party vendors. We continue to see the impact of the pandemic on our business, which we expect may potentially worsen, particularly since there remains ongoing uncertainty as to how long the COVID-19 pandemic and related containment measures will continue, both in our market area and the rest of the country. This impact has been, in certain areas, and could continue to be significant, adverse and potentially material. The full extent of this impact, and the resulting impact on our business, financial condition, liquidity and results of operations, remains inestimable at this time, and will depend on a number of evolving factors and future developments beyond our control and that we are unable to predict, including the duration, spread and severity of the pandemic; the nature, extent and effectiveness of containment measures; the timing of development and widespread availability of medical treatments or vaccines; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; the impact and continued availability of monetary, fiscal and other economic policies and programs designed to provide economic assistance to individuals and small businesses; and how quickly and to what extent normal economic and operating conditions can resume. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted.
We expect the negative impacts of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations to continue, and be the most severe in the following areas:
•Loan Credit Quality. The significant disruption resulting from the COVID-19 pandemic has been materially affecting the businesses of our customers and of their customers, which impacts their creditworthiness, their ability to pay amounts owed to us and our ability to collect those amounts. Among the industry’s most clearly impacted by the pandemic are the Accommodation and Food Service industry, exposure to which represents 10% of our loan portfolio as of December 31, 2020, and the Retail Trade industry, which represents 1% of our loan portfolio as of December 31, 2020. In addition, approximately 6% of our loan portfolio as of December 31, 2020 is secured by restaurants, hotels or retail properties. These areas may have a longer recovery period than other industries. Despite high home sales volumes and our strong performance in gains from residential mortgage loans for the quarter and year ended December 31, 2020, such volumes and performance may not be stable. Economic conditions may likely result in future material declines in real estate values and home sales volumes, and an increase in tenants failing to make or deferring rent payments. A large portion of our loan portfolio is related to real estate, with 73% consisting of commercial real estate and real estate construction loans, and 85% of our loans being secured by real estate. As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for loan losses, and write-down or charge-off credit relationships, any of which would negatively impact our results of operations. In addition, market upheavals are likely to affect the value of real estate and commercial assets. In the event of foreclosure, it is unlikely that we will be able to sell the foreclosed property at a price that will allow us to recoup a significant portion of the delinquent loan.

•Allowance for Credit Losses. We began using a new credit reserving methodology known as the CECL methodology effective January 1, 2020. Our ability to accurately forecast future losses under that methodology may be impaired by the significant uncertainty surrounding the pandemic and containment measures and the lack of a comparable precedent. For the twelve months ended December 31, 2020, after the initial adjustment to the ACL as of January 1, 2020, we further increased the ACL by $45.6 million of provisioning, respectively, inclusive of $167 thousand of ACL on AFS debt securities recorded in 2020. We may need to record additional provisions for credit losses in future, as the COVID-19 pandemic continues to evolve, and our losses on our loans and other exposures could exceed our allowance.
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
We have grown in the past several years through organic growth. We intend to seek further growth in the level of our assets and deposits and selectively in the number of our branches, within our existing footprint in the Washington, D.C. metropolitan area, although no additional branches are currently anticipated in 2021. We cannot provide any assurance that we will continue to be able to maintain our rate of growth at acceptable risk levels and upon acceptable terms, while managing the costs and implementation risks associated with our growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability, or that we would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect our results of operations, financial condition and stock price.
Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation, financial condition and stock price.
Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation, operating results or stock price could be adversely impacted. As part of our ongoing monitoring of internal and disclosure controls, we occasionally discover material weaknesses or significant deficiencies in our internal and disclosure controls that require remediation; as we did in our 2019 assessment of internal controls. See “Item 9A. Controls and Procedures.” A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels. Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which constituted 31% of our total deposits at December 31, 2020. If we are unable to increase customer deposits in an amount sufficient to fund loan growth, we may be required to rely on other, potentially more expensive, sources of liquidity, such as FHLB borrowings, brokered deposits and repurchase agreements, to fund loan growth, which could adversely affect our earnings, or reduce our rate of growth, which could adversely affect our earnings and stock price.
We also have a significant amount of deposits, which are in excess of the maximum FDIC insurance coverage limits. At any time, customers who have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder, or “too big to fail” or could elect to use other non-deposit funding products, such as repurchase agreements, that may require the Bank to pay higher interest and to provide securities as collateral for the Bank’s repurchase obligation. At December 31, 2020, the Bank had approximately $3.3 billion of uninsured deposits, or 36% of our total deposits.
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
A substantial portion of our loans are secured by commercial real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2020, 85% of our loans were secured or partially secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $1.0 billion, or 13.3% of portfolio loans, were land, land development, and construction loans. An additional $1.4 billion, or 19% of portfolio loans, were commercial and industrial loans, which are generally not secured by real estate. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and, as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or higher losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.
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
In 2020, the Bank originated $1.3 billion and sold $1.2 billion of residential mortgage loans to investors, as compared to $666 million originated and $628 million sold to investors in 2019. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Changes in tax laws could make home ownership less attractive, reducing the demand for residential mortgage loans. Additionally, in many respects, the traditional mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors we cannot be certain that we will be able to continue to maintain or increase the volume or percentage of revenue or net income produced by the residential mortgage business.
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
We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2020, our cumulative net asset sensitive twelve month gap position was +4% of total assets. As such, we expect modest increases of approximately 5.1% and 8.8%, respectively, in projected net interest income and net income over a twelve month period resulting from a 100 basis point increase in rates. In addition, our residential mortgage origination and sale volume could decline if interest rates increase. The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.
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

The inability to obtain LIBOR rates, and the uncertainty as to the nature, comparability and utility of alternative reference rates which have been or may be established may adversely affect the value of LIBOR-based loans, investment securities and other financial instruments in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and the Bank is required to implement substitute indices for the calculation of interest rates under its loan agreements, it may incur additional expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on its results of operations. At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, the establishment of alternative reference rates, or the impact of any such events on contractual mechanisms may have on the markets, us or our fixed-to-floating rate debt securities. Uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates or other reforms may negatively impact market liquidity, our access to funding required to operate our business and the trading market for our fixed-to-floating rate debt securities. Furthermore, the use of alternative reference rates or other reforms could cause the interest payable on our outstanding fixed-to-floating rate debt securities to be materially different, and potentially higher, than expected.
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

We rely upon independent appraisals to determine the value of the real estate, that secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.
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
RISKS RELATED TO INVESTING IN OUR STOCK
Our ability to make distributions in respect of our securities may be limited.
Our ability to pay a cash dividend on our common stock, to repurchase shares of our common stock, or to pay interest on our subordinated debt will depend largely upon the ability of the Bank, the Company’s principal operating business, to declare and pay dividends to the Company. Payment of distributions on our securities will also depend upon the Bank’s earnings, financial condition, and need for funds, as well as laws, regulations and governmental policies applicable to the Company and the Bank, which limit the amount of distributions that may be made. In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank each must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends and repurchasing shares. The payment of dividends in any period, and the adoption or implementation of a share repurchase program, do not mean that the Company will continue to pay dividends at the current level, or at all, or that it will repurchase any additional shares of common stock. Refer to “Regulation” under Item 1 and to “Market for Common Stock” under Item 5 for additional information.

We may issue additional equity securities, or engage in other transactions, which could affect the priority of our common stock, which may adversely affect the market price of our common stock.
In accordance with our Amended Articles of Incorporation, our Board of Directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be effected. Such offerings could be dilutive to common shareholders. Pursuant to our Amended Articles of Incorporation, the Company’s Board of Directors is authorized to issue up to one million shares of preferred stock, on such terms and with such powers, preferences, rights and provisions as it may determine, and to divide the preferred stock into one or more classes or series. New investors, and particularly investors in any preferred stock the Company may issue from time to time, will therefore have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation of the Company, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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
RISKS RELATED TO OUR LEGAL AND REGULATORY ENVIRONMENT
Due to our increased asset size, the Company may be subject to additional regulation, increased supervision and increased costs in the future.

As of December 31, 2020, our total assets were $11.1 billion. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are examined directly by the CFPB with respect to various federal consumer protection laws, subject to enhanced prudential regulation, and subject to additional regulatory requirements. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of significant expenses, any of which could have a material adverse effect on our business, financial condition and results of operations.

In November 2020, the federal banking regulators issued an interim final rule that provides temporary relief for certain community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from participating in COVID-19 pandemic response programs, such as the PPP and other lending that supports the U.S. economy. Under the interim final rule, community banking organizations that have crossed a relevant threshold generally will have until 2022 to either reduce their size, or to prepare for new regulatory and reporting standards. The rule applies to community banking organizations and financial institutions with less than $10 billion in total assets as of December 31, 2019, including the Company.

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
In the normal course of our business, we are named as a defendant in various legal actions, arising in connection with our current and/or prior business activities or public disclosures. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, we may be subject to regulatory enforcement actions. We are also, from time to time, the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by various agencies and other bodies regarding our current and/or prior business activities. Additionally, we also from time to time receive demand letters from shareholders, and such letters may lead to these shareholders filing claims or derivative suits against us if our engagement with such shareholders ends in a failure to successfully negotiate a settlement. The Company has received various document requests and subpoenas from securities and banking regulators and U.S. Attorney’s offices in connection with investigations, which the Company believes relate to the Company's identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. The Company is currently defending against shareholder litigation. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices, required changes in our senior officers, or other requirements resulting in increased expenses, diminished income and damage to our business. Our involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, regulatory order or agreement, informal enforcement action, or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in adverse audit findings, or additional litigation, investigations or proceedings as other parties, including other litigants and/or government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, results of operations, financial condition and stock price, including in any particular reporting period.

Further, in such matters, it is inherently difficult to determine whether any loss is probable or whether it is possible to estimate the amount of any reasonably possible loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual fine, penalty or other relief, conditions or restrictions, if any, may be, particularly for actions that are in their early stages of investigation. We may be required to pay fines or civil money penalties, or make other payments in connection with certain of these issues. This uncertainty makes it difficult to estimate probable losses, which, in turn, can lead to substantial disparities between the reserves we may establish for such proceedings and the eventual settlements, fines, or penalties. While the Company and Bank carry insurance to protect us from material outlays (excluding regulatory fees and penalties), such insurance may not always fully or even substantially cover such outlays, and any adverse determinations in such actions could have a material adverse effect on our business, financial condition, results of operations and stock price.

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.
The banking industry is highly regulated and supervised under federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. The Company and Bank are subject to regulation and supervision by the Federal Reserve, the FDIC, as well as our state regulator. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The laws and regulations applicable to the Company and Bank govern a variety of matters, including permissible types, amounts and terms of loans and investments they may make, the maximum interest rate that may be charged, the amount of reserves that must hold against deposits, the types of deposits that may be accepted and the rates that may be paid on such deposits, maintenance of adequate capital and liquidity, changes in control of the Company and Bank, transactions between the Bank and its affiliates, handling of nonpublic information, restrictions on distributions to shareholders through dividends or share repurchases, dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition and results of operations. Also, the burden imposed by those laws and regulations may place banks in general, including the Bank in particular, at a competitive disadvantage compared to its non-bank competitors. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
RISKS RELATED TO ACCOUNTING AND TAXATION

Changes in the value of goodwill and intangible assets could reduce our earnings.
The Company accounts for goodwill and other intangible assets in accordance with generally accepted accounting principles (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level. Testing for impairment of goodwill is performed annually and involves the identification of the reporting unit and the estimation of fair value. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Changes in tax laws could have an adverse effect on us, the banking industry, our customers, the value of collateral securing our loans and demand for loans.
We are subject to the effect of changes in tax laws which could increase the effective tax rate payable by us to federal and state governments, reduce the value of our beneficial tax attributes or otherwise adversely affect our business, results of operations or financial condition. Additionally, changes in tax laws could have a negative impact on the banking industry, borrowers, the market for single family residential or commercial real estate, or business borrowing. To the extent that changes in law discourage borrowing, ownership of real property or business investment, such changes may have an adverse effect on the demand for our loans. Further, the value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of real estate ownership and borrowing, which could require an increase in our ACL, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Additionally, certain borrowers could become less able to service their debts as a result of changes in taxation. Any such changes could adversely affect our business, financial condition and results of operations.
Changes in accounting standards could impact our financial condition and results of operations.
From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be operationally complex to implement and can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Effective January 1, 2020, we implemented the CECL framework for our ACL. Any such changes (while not anticipated) could adversely affect the Company’s and Bank’s capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics.
The Financial Accounting Standards Board, or FASB, issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which became applicable to us on January 1, 2020 as stated above. CECL requires financial institutions to estimate and establish a provision for credit losses over the lifetime of the asset, at the origination or the date of acquisition of the asset, as opposed to reserving for incurred or probable losses through the balance sheet date. The CECL model also applies to certain financial assets other than loans, including held-to-maturity debt securities of which the Bank has none.. Under the CECL model, expected credit deterioration would be reflected in the income statement in the period of origination or acquisition of an asset, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Accordingly, the CECL model could require financial institutions, like the Bank, to increase their allowances for credit losses. We elected the Federal Reserve and FDIC’s rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. If we need to make significant and unanticipated increases in our loss allowance in the future, our business, results of operations, capital and financial condition could be materially adversely affected at that time.
The adoption of the CECL model materially affected how we determine our ACL, and resulted in changes to our allowance. Moreover, the CECL model has and may continue to create more volatility in our level of ACL. We are always evaluating the impact the CECL accounting model will have on our accounting, as it had an initial $14.7 million one-time increase in our reserve, inclusive of the reserve for unfunded commitments, as of January 1, 2020 as a cumulative-effect adjustment to the ACL recognized through shareholder’s equity ($10.9 million). Please refer to Note 1 to the Consolidated Financial Statements for a more detailed discussion of CECL.
The implementation of the CECL model involves the use of estimates and forecasts based on difficult, subjective, and complex judgments, including estimates as to the direction and effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets. To the extent that our analysis of our prior loss experience, current and forecast economic conditions, and other factors included in our estimates of expected loss are incorrect, our ACL may be inadequate. Additionally, to the extent that economic conditions and forecasts and prior loss experience have been favorable, rapid or unforeseen changes in economic conditions or performance of our loans and other financial assets could result in our ACL being inadequate, which could materially adversely affect our business, results of operations and financial condition. There can be no assurance that our judgments about our historical loss experience, categorization of loans and other assets and forecasts of economic conditions and other facts that will impact the expected losses on an asset will be correct.

RISKS RELATED TO THE USE OF TECHNOLOGY
Our operations, including our transactions with customers, are increasingly conducted via electronic means, and this has increased risks related to cybersecurity.
We are exposed to the risk of cyber-attacks in the normal course of business. In addition, we are exposed to cyber-attacks on vendors and merchants that affect us and our customers. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to identify, protect, detect, respond, and recover from the possible security breach of its information systems and cyber-fraud. While we maintain insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. While we have not incurred any material losses related to cyber-attacks, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information, and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support our business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and, reputational damage adversely affecting customer or investor confidence.
A breach or interruption of information security or cyber-related threats could negatively affect our earnings.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Although we maintain insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, adversely affecting customer or investor confidence, result in a loss of customer business, subject us to additional regulatory scrutiny and possible regulatory penalties, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. On December 15, 2020, the federal banking agencies issued a notice of proposed rulemaking that would require a banking organization to notify its primary federal regulators within 36 hours of identifying a computer-security incident that meets certain criteria. We are evaluating the potential impact of the proposal on our operations.

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
GENERAL RISKS
The price of our common stock may fluctuate significantly, which may make it difficult for investors to resell shares of common stock at a time or price they find attractive.
Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In addition to those described in “Caution About Forward Looking Statements,” these factors include:
•Actual or anticipated quarterly fluctuations in our operating results and financial condition;
•Changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
•Reports in the press, internet, or investment community generally or relating to our reputation or the financial services industry, whether or not those reports are based on accurate, complete or transparent information;
•Uncertainties related to our regulatory relationships or status;
•Strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
•Fluctuations in the stock price and operating results of our competitors;
•Future sales of our equity or equity-related securities;
•Proposed or adopted regulatory changes or developments;
•Domestic and international economic and political factors unrelated to our performance;
•Actions of one or more investors in selling our common stock short; and
•General market conditions and, in particular, developments related to market conditions for the financial services industry.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None
ITEM 2.    PROPERTIES
Our principal office is located in Bethesda, Maryland. All properties out of which the Company operates are leased properties. As of December 31, 2020, the Company and its subsidiaries operated out of 30 leased facilities; which include branch offices and operating facilities in Washington, D.C., Suburban, Maryland, and Northern Virginia metropolitan areas. Additional information with respect to premises and equipment is presented in Notes 5 and 6 to the Consolidated Financial Statements.
ITEM 3.    LEGAL PROCEEDINGS

As disclosed in Note 21 to the Consolidated Financial Statements, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, and the disclosure set forth in Note 21 relating to certain legal matters is incorporated herein by reference.

Based on information currently available, the Company does not believe that the liabilities (if any) resulting from such legal proceedings will have a material effect on the financial position of the Company.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY
Market for Common Stock. The Company’s common stock is listed for trading on the Nasdaq Capital Market under the symbol “EGBN.” Over the twelve month period ended December 31, 2020, the average daily trading volume amounted to approximately 166,811 shares, a decrease from approximately 236,138 shares over the twelve month period ended December 31, 2019. No assurance can be given that a more active trading market will develop or can be maintained. As of February 1, 2021, there were 31,783,355 shares of common stock outstanding, held by approximately 587 shareholders of record. Based on the most recent mailings, the Company believes beneficial shareholders number approximately 8,639. As of February 1, 2021, our directors and executive officers own approximately 2% of our outstanding shares of common stock.
Dividends. The Company commenced the payment of a regular quarterly dividend, in the amount of $0.22 per share, in the second quarter of 2019. The Company declared aggregate cash dividends of $0.88 per share, or $28.3 million, during 2020.
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
Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2020 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.
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

Issuer Repurchase of Common Stock.

Period	Total Number of Shares Purchased (3)(4)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 1-31, 2020	—	n/a	n/a	458,069
November 1-30, 2020	371,300	37.46	371,300	86,769
December 1-31, 2020	86,769	38.51	86,769	—
Total	458,069	37.66	458,069	—
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
(2) On December 16, 2020, the Company's Board of Directors adopted a new share repurchase program to take effect starting January 1, 2021, after the expiration of the previous repurchase program on December 31, 2020. The Board of Directors authorized the repurchase of 1,588,848 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under the new repurchase program, which will expire on December 31, 2021, subject to earlier termination of the program by the Board of Directors. The program was announced by a press release dated December 17, 2020 and a Form 8-K filed on December 17, 2020.
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

Stock Price Performance. The following table compares the cumulative total return on a hypothetical investment of $100 in the Company’s common stock on December 31, 2015 through December 31, 2020, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (U.S. Companies) and the KBW Regional Banking Index for the comparable period, including reinvestment of dividends. The KBW Regional Banking Index seeks to reflect the performance of publicly traded companies that do business as regional banks or thrifts listed on all U.S. stock markets.

Eagle Bancorp, Inc.

Total Return Performance
Eagle Bancorp, Inc
Nasdaq Composite Index
KBW Nasdaq Regional Banking Index
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Eagle Bancorp, Inc.	100.00	120.76	114.72	96.51	97.25	84.81
Nasdaq Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
KBW Nasdaq Regional Banking Index	100.00	139.02	141.45	116.70	144.49	131.91
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

	Years Ended December 31,
(dollars in thousands except per share data)	2020	2019	2018	2017	2016
Balance Sheets - Period End
Securities	$1,151,083	$843,363	$784,139	$589,268	$538,108
Loans held for sale	88,205	56,707	19,254	25,096	51,629
Loans	7,760,212	7,545,748	6,991,447	6,411,528	5,677,893
Allowance for credit losses	109,579	73,658	69,944	64,758	59,074
Intangible assets, net	105,114	104,739	105,766	107,212	107,419
Total assets	11,117,802	8,988,719	8,389,137	7,479,029	6,890,096
Deposits	9,189,203	7,224,391	6,974,285	5,853,984	5,716,114
Borrowings	568,077	498,667	247,709	618,466	285,390
Total liabilities	9,876,910	7,798,038	7,280,196	6,528,591	6,047,297
Total shareholders’ equity	1,240,892	1,190,681	1,108,941	950,438	842,799
Tangible common equity (1)	1,135,778	1,085,942	1,003,175	843,226	735,380

Statements of Income
Interest income	$389,986	$429,630	$393,286	$324,034	$285,805
Interest expense	68,424	105,585	76,293	40,147	27,640
Provision for credit losses	45,571	13,091	8,660	8,971	11,331
Noninterest income	45,696	25,699	22,586	29,372	27,284
Noninterest expense	144,162	139,862	126,711	118,552	115,016
Income before taxes	176,145	196,791	204,208	185,736	159,102
Income tax expense (2)	43,928	53,848	51,932	85,504	61,395
Net income (2)	132,217	142,943	152,276	100,232	97,707
Cash dividends declared	28,330	22,332	—	—	—
Net income available to common shareholders (2)	132,217	142,943	152,276	100,232	97,707
Total Revenue (3)	435,682	349,744	339,579	313,259	285,449

	Years Ended December 31,
(dollars in thousands except per share data)	2020	2019	2018	2017	2016
Per Common Share Data
Net income, basic (2)	$4.09	$4.18	$4.44	$2.94	$2.91
Net income, diluted (2)	4.09	4.18	4.42	2.92	2.86
Dividends declared	0.88	0.66	—	—	—
Book value (2)	39.05	35.82	32.25	27.80	24.77
Tangible book value (2) (4)	35.74	32.67	29.17	24.67	21.61
Common shares outstanding	31,779,663	33,241,496	34,387,919	34,185,163	34,023,850
Weighted average common shares outstanding, basic	32,334,201	34,178,804	34,306,336	34,138,536	33,587,254
Weighted average common shares outstanding, diluted	32,362,556	34,210,646	34,443,040	34,320,639	34,181,616
Ratios
Net interest margin	3.19%	3.77%	4.10%	4.15%	4.16%
Efficiency ratio (5)	39.25%	39.99%	37.31%	37.84%	40.29%
Return on average assets (2)	1.28%	1.61%	1.91%	1.41%	1.52%
Return on average common equity (2)	10.98%	12.20%	14.89%	11.06%	12.27%
Return on average tangible common equity (2)	12.03%	13.40%	16.63%	12.54%	14.19%
CET1 capital (to risk weighted assets)	13.49%	12.87%	12.49%	11.23%	10.80%
Total capital (to risk weighted assets)	17.04%	16.20%	16.08%	15.02%	14.89%
Tier 1 capital (to risk weighted assets)	13.49%	12.87%	12.49%	11.23%	10.80%
Tier 1 capital (to average assets)	10.31%	11.62%	12.10%	11.45%	10.72%
Tangible common equity ratio	10.31%	12.22%	12.11%	11.44%	10.84%
Dividend payout ratio	21.59%	15.79%	—	—	—

Asset Quality
Nonperforming assets and loans 90+ past due	$65,930	$50,216	$17,671	$14,632	$20,569
Nonperforming assets and loans 90+ past due to total assets	0.59%	0.56%	0.21%	0.20%	0.30%
Nonperforming loans to total loans	0.79%	0.65%	0.23%	0.21%	0.31%
Allowance for credit losses to loans	1.41%	0.98%	1.00%	1.01%	1.04%
Allowance for credit losses to nonperforming loans	179.80%	151.16%	429.72%	489.20%	330.49%
Net charge-offs	$20,097	$9,377	$3,475	$3,286	$4,945
Net charge-offs to average loans	0.26%	0.13%	0.05%	0.06%	0.09%
(1)Tangible common equity, a non-GAAP financial measure, is defined as total common shareholders’ equity reduced by goodwill and other intangible assets.
(2)The reported figure for 2017 includes one-time charges to reduce the carrying value of net deferred tax assets by $14.6 million, required as a result of the reduction in corporate income tax rates to 21% in the 2017 Tax Act. As the magnitude of the net deferred tax asset revaluation distorts the operational results of the Company, we present in the GAAP reconciliation below this table that show the effect of the net deferred tax asset revaluation during the year ended December 31, 2017. We believe the information below is important to enable shareholders and other interested parties to assess the core operational performance of the Company.
(3)Total revenue calculated as net interest income plus noninterest income
(4)Tangible book value per common share, a non-GAAP financial measure, is defined as tangible common shareholders’ equity divided by total common shares outstanding.
(5)Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

The following table details our Non-GAAP to GAAP reconciliation for the years 2016 through 2020.

Non-GAAP Reconciliation	Years Ended December 31,
(dollars in thousands except per share data)	2020	2019	2018	2017	2016
Common shareholders’ equity	$1,240,891	$1,190,681	$1,108,941	$950,438	$842,799
Less: Intangible assets	(105,114)	(104,739)	(105,766)	(107,212)	(107,419)
Tangible common equity	$1,135,777	$1,085,942	$1,003,175	$843,226	$735,380

Book value per common share	$39.05	$35.82	$32.25	$27.80	$24.77
Less: Intangible book value per common share	(3.31)	(3.15)	(3.08)	(3.13)	(3.16)
Tangible book value per common share	$35.74	$32.67	$29.17	$24.67	$21.61

Total assets	$11,117,802	$8,988,719	$8,389,137	$7,479,029	$6,890,096
Less: Intangible assets	(105,114)	(104,739)	(105,766)	(107,212)	(107,419)
Tangible assets	$11,012,688	$8,883,980	$8,283,371	$7,371,817	$6,782,677
Tangible common equity ratio	10.31%	12.22%	12.11%	11.44%	10.84%

Average common shareholders’ equity	$1,204,341	$1,172,051	$1,022,642	$906,169	$796,400
Less: Average intangible assets	(104,903)	(105,167)	(106,806)	(107,117)	(107,207)
Average tangible common equity	$1,099,438	$1,066,884	$915,836	$799,052	$689,193

Net Income	$132,217	$142,943	$152,276	$100,232	$97,707
Average tangible common equity	$1,099,438	$1,066,884	$915,836	$799,052	$689,193
Return on Average Tangible Common Equity	12.03%	13.40%	16.63%	12.54%	14.18%
    The below table shows 2017 without deferred tax asset revaluation.

	Year Ended December 31, 2017 (1)
(dollars in thousands except per share data)	GAAP	Change	Non-GAAP
Income Statements:
Income tax expense	85,504	(14,588)	70,916
Net income	$100,232	(14,588)	$114,820

Earnings Per Common Share
Basic	$2.94	$0.43	$3.36
Diluted	$2.92	$0.42	$3.35

Performance Ratios:
Return on average assets	1.41%		1.62%
Return on average common equity	11.06%		12.67%
(1) Presented here only. Not included in the Selected Financial Data table above.

	As of December 31, 2017
	GAAP	Change	Non-GAAP
Assets
Deferred income taxes	28,770	14,588	43,358
Total Assets	$7,479,029	$14,588	$7,493,617

Shareholders’ Equity
Retained earnings	431,544	14,588	446,132
Total Shareholders’ Equity	950,438	14,588	965,026
Total Liabilities and Shareholders’ Equity	$7,479,029	14,588	$7,493,617
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
Caution About Forward Looking Statements. This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “will,” “can,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “assume," "probable," "possible," "continue,” “should,” “could,” “would,” “strive," "seeks,” "deem," "projections," "forecast," "consider," "indicative," "uncertainty," "likely," "unlikely," ""likelihood," "unknown," "attributable," "depends," "intends," "generally," "feel" "typically," "judgment," "subjective" and similar words or phrases. These forward looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward looking statements:
•The macroeconomic and other challenges and uncertainties resulting from the coronavirus (“COVID-19”) pandemic;
•The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
•The willingness of customers to substitute competitors’ products and services for our products and services;
•Our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of, and our ability to sell, properties which stand as collateral for loans we make;
•The effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
•The growth and profitability of noninterest or fee income being less than expected;
•Changes in the level of our nonperforming assets and charge-offs;
•Changes in consumer spending and savings habits;
•Changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;

•The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;
•The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board, inflation, interest rate, market and monetary fluctuations;
•Results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses, to write-down assets or to hold more capital;
•The effects or impact of any litigation, regulatory proceeding, including enforcement proceedings, and any possibly resulting fines, judgments, expenses or restrictions on our business activities;
•Unanticipated regulatory or judicial proceedings;
•The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
•Technological and social media changes;
•Cybersecurity breaches, threats, and cyber-fraud that cause the Bank to sustain financial losses;
•The strength of the United States economy, in general, and the strength of the local economies in which we conduct operations;
•Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; and
•The factors discussed under the caption “Risk Factors” in this report.

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
GENERAL
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating twenty-two years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997 and to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twenty branch offices, including nine in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C. Refer to the Business Section above which describes in detail the various banking services offered.

As 2020 began, expectations were high that the Federal Reserve Open Market Committee, or FOMC, would continue generally accommodative monetary policy, in support of strong GDP, low levels of unemployment and lower than expected inflation. The Federal Reserve had purchases of securities expanding their balance sheet as late as year-end 2019. Actual GDP growth for 2020 in the U.S. was expected to be slightly below 2019 and before a global pandemic occurred in the first quarter of 2020 (termed COVID-19), which severely impacted business activity and person to person interactions. The 2020 U.S. official unemployment rate increased to 6.7% by year-end 2020 from a record low level of 3.6% pre-pandemic. The U.S. and world economies were turned upside down with the health care community placed on high alert in March and April 2020, which continued throughout the remainder of the year. In 2020 there was volatile job markets across the country and Washington D.C. metropolitan region with transitions to work from home and different degrees of economic lockdowns at different times as State Governors adopted different responses. These fundamentals were factored into the Federal Reserve Board's monetary policy, as the situation led to 200 basis points of rate cuts in the overnight federal fund rate back to near 0% and massive expansion in liquidity support in the form of U.S. Treasury and mortgage backed security ("MBS") bond purchases. Additionally, fiscal policy accommodation was provided with the U.S. Congress passing three stimulus measures approaching $2.6 trillion in 2020, adding to an already high level of total National Debt. The Federal Reserve Board is currently indicating that a continued high level of monetary policy support is appropriate and that extraordinary support will continue through 2021, including continued very low interest rates.

Longer-term U.S. interest rates were much lower in 2020 than expected, with the ten year U.S. Treasury rate averaging 0.88% in 2020 as compared to 2.15% in 2019. The yield curve in 2020 was steeper than in 2019 (two year as compared to ten year U.S. Treasury rates) as the short end of the yield curve fell more sharply than the long end although the long end also fell dramatically.

As the ten year U.S. Treasury rate dropped back to 2016 levels in the summer of 2020, the volume of residential mortgage lending began to increase. Overall, real estate values in most of the Company's markets were stable to increasing in 2020 as interest rates remained historically low. Political gridlock continued in Washington, D.C. over concerns of pandemic policy, public debt and deficits, as well as tax policy and spending levels, and the November elections.

The Company’s primary market, the Washington, D.C. metropolitan area, has continued to perform well relative to other parts of the country notwithstanding the impact of the COVID-19 pandemic, due to a stable public sector along with increased government spending. The private sector lost jobs which was attributable in large part to the difficulties in the Leisure and Hospitality sector brought on by challenges associated with the pandemic. In spite of these challenges, the Washington, D.C. metropolitan area maintains a diverse economy including a large healthcare component, substantial business services, and a highly educated work force.

The Company has had the financial resources to meet, and has remained committed to meeting, the credit needs of its community, which resulted in modest growth in the Bank’s loan portfolio during 2020, as COVID-19 related factors slowed new lending opportunities while loan payoffs continued on schedule demonstrating successful projects and financings. Liquidity levels grew ever higher as we moved through 2020, which negatively impacted net interest margins and resulted in a much lower loan to deposit ratio. Furthermore, the Company’s capital position remained strong in 2020 as a result of good earnings despite higher legal expenses. Additionally, with longer term interest rates very low, residential lending and refinance activity was very strong which resulted in favorable noninterest income growth, largely from gain on sale of residential loans. As a result of the Company’s strong capital position and earnings, it was able to sustain a quarterly dividend in 2020 and to execute a share repurchase program amounting to about 5% of shares outstanding. The Company believes its strategy of remaining growth-oriented, retaining talented staff and maintaining focus on seeking quality lending and deposit relationships has proven successful and is evidenced in its financial and performance ratios. Additionally, the Company believes such focus and strategy of relationship building has fostered future growth opportunities, as the Company’s reputation in the marketplace has continued to grow. At December 31, 2020, the Company had total assets of approximately $11.1 billion, total loans of $7.8 billion, total deposits of $9.2 billion and twenty branches in the Washington, D.C. metropolitan area.

Operating in the weaker economic environment of 2020, the Bank was able to produce growth in average loans of 3.1%, excluding PPP loans. Additionally, the Bank was able to grow its net interest spread earnings, as a result of very strong average deposit growth, retain a solid position regarding asset quality, and generate continued favorable operating leverage due to its seasoned and professional staff.

Impact of COVID-19
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the U.S. and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing nonessential businesses, directing individuals to restrict their movements, observe social distancing, and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to COVID-19 pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

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

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act created the PPP, a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 27, 2020, The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted, which includes additional funding for the PPP.

As an SBA preferred lender, the Bank is participating in the PPP, and at December 31, 2020, had an outstanding balance of PPP loans of $454.8 million to just over 1,400 businesses. The statutory interest rate on these loans is 1.00% and the average yield, which includes fee amortization, was 2.55% for 2020.

There have also been various governmental actions taken or proposed to provide forms of relief, such as streamlining the application process for forgiveness of all PPP loans under $150,000, limiting debt collections efforts, including foreclosures, and encouraging or requiring extensions, modifications or forbearance, with respect to certain loans and fees. Governmental actions taken in response to the COVID-19 pandemic have not always been coordinated or consistent across jurisdictions but, in general, have been expanding in scope and intensity. The efficacy and ultimate effect of these actions is not known. In response to the COVID-19 pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. Initial modifications under the program have predominantly been for 90 days, with a second 90 day modification, if warranted. The deferred payments along with interest accrued during the deferral period are due and payable on the existing maturity date of the existing loan. As of December 31, 2020, we had ongoing temporary modifications on approximately 36 loans representing $72 million (approximately 1% of total loans) in outstanding balances. Overall, throughout 2020, the Bank's COVID-19 modification program granted temporary modifications on approximately 750 loans representing approximately $1.6 billion in outstanding balances, including 714 temporary modifications representing $1.5 billion that have or are expected to return to pre-modification terms.

None of the deferrals are reflected in the Company's asset quality measures (i.e., non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as TDRs. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.

Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response, including maintaining record levels of on and off-balance sheet liquidity and have maintained regulatory capital ratios significantly above the well capitalized. Furthermore, we suspended our share repurchase program during the first quarter of 2020. Accordingly, we made no share repurchases in the second quarter of 2020. The Company’s Board of Directors approved lifting the suspension of the Company’s share repurchase program in the third quarter of 2020 and commenced repurchasing the balance of the 458,069 shares available for repurchase under that program. Subsequently on December 16, 2020, the Board of Directors authorized the repurchase of 1,588,848 shares of common stock, or approximately 5% of the Company’s outstanding shares of common stock, under a new repurchase program (effective January 1, 2021), which will expire on December 31, 2021, subject to earlier termination of the program by the Board of Directors.

Additionally, the economic pressures, coupled with the implementation of the expected loss methodology for determining our provision for credit losses as required by the CECL standard described below, have contributed to an increased provision for credit losses for the full year 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act and other legislative and regulatory developments related to COVID-19; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during 2021 is highly uncertain.

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies, including those identified below for the year ended December 31, 2020, inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.
Investment Securities
The fair values and the information used to record valuation adjustments for investment securities available-for-sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company’s investment portfolio is categorized as available-for-sale with unrealized gains and losses net of income tax being a component of shareholders’ equity and accumulated other comprehensive income (loss) unless required to be accounted for as an impairment loss.
Provision for Credit Losses and Provision for Unfunded Commitments
A consequence of lending activities is that we may incur credit losses, so we record an allowance for credit losses ("ACL") with respect to loan receivables and a reserve for unfunded commitments (“RUC”) as estimates of those losses. The amount of such losses will vary depending upon the risk characteristics of the loan portfolio as affected by economic conditions such as changes in interest rates, the financial performance of borrowers and regional unemployment rates, which management estimates by using a national forecast and estimating a regional adjustment based on historical differences between the two.

As a result of our January 1, 2020 adoption of FASB's Accounting Standard Codification ("ASC") 326, Measurement of Credit Losses on Financial Instruments, and its related amendments, our methodology for estimating these credit losses changed significantly from prior years. The new standard replaced the “incurred loss” approach with a “current expected credit loss” approach known as CECL, which requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). CECL removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

The Provision for Unfunded Commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. The RUC is determined by estimating future draws and applying the expected loss rates on those draws.

Management has significant discretion in making the judgments inherent in the determination of the provisions for credit loss, ACL, and the RUC. Our determination of these amounts requires significant reliance on estimates and significant judgment as to the amount and timing of expected future cash flows on loans, significant reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of economic factors, and the reliance on our reasonable and supportable forecasts.

The Provision for Credit Losses ("PCL") represents the expected credit losses arising from the Company's loan and AFS securities portfolios. The PCL is determined by following:

The Company uses a loan-level probability of default ("PD")/ loss given default ("LGD") cash flow method with an exposure at default ("EAD") model to estimate expected credit losses for the commercial, income producing – commercial real estate, owner occupied – commercial real estate, real estate mortgage - residential, construction – commercial and residential, construction – C&I (owner occupied), home equity, and other consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, probability of default, and loss given default. The modeling of expected prepayment speeds is based on historical internal data. PPP loans are included in the model but do not carry a reserve, as these loans are fully guaranteed by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government.

The Company uses regression analysis of historical internal and peer data (as Company loss data is insufficient) to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default will react to forecasted levels of the loss drivers. For our cash flow model, management utilizes and forecasts regional unemployment by using a national forecast and estimating a regional adjustment based on historical differences between the two as a loss driver over our reasonable and supportable period of two years, and reverts back to a historical loss rate over the following twelve months on a straight-line basis. COVID-19 has negatively impacted unemployment projections, which inform our CECL economic forecast and increased our loss reserve during 2020. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
The ACL also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk, changes in underwriting standards, experience and depth of lending staff, and trends in delinquencies. While our methodology in establishing the reserve for credit losses attributes portions of the ACL and RUC to the commercial and consumer portfolio segments, the entire ACL and RUC is available to absorb credit losses expected in the total loan portfolio and total amount of unfunded credit commitments, respectively.
Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. For example, the COVID-19 pandemic has negatively impacted the performance outlook in the Accommodation & Food Service segment of our loan portfolio, which informs our CECL economic forecast and increased our loss reserve as of December 31, 2020. See Notes 1 and 4 to the Consolidated Financial Statements, the “Provision for Credit Losses” section in Management’s Discussion and Analysis, and the COVID-19 risk factors in Item 1A for more information on the provision for credit losses.

Goodwill and Other Intangibles
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets and mortgage servicing rights ("MSRs") that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.
Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually. The Company performs impairment testing during the fourth quarter of each year (as of December 31) or when events or changes in circumstances indicate the assets might be impaired.
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

As of June 30, 2020, COVID-19 caused the occurrence of what management deemed to be a triggering event that caused us to perform a goodwill impairment test to determine if an impairment charge was required for that period. Based on the results of the assessment of the reporting unit, the Company concluded that no goodwill impairment existed as of June 30, 2020. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. Management did not consider a triggering event to have occurred during the fourth quarter of 2020. Management did, however, perform its annual assessment of goodwill as of December 31, 2020. Based on the results of qualitative assessments of the reporting unit as part of its annual goodwill impairment testing, the Company concluded that no impairment existed at December 31, 2020. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. See “Item 1A Risk Factors—Changes in the value of goodwill and intangible assets could reduce our earnings” for more information.

Accounting for Income Taxes
The Company accounts for income taxes by recording deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as, certain tax attributes, such as net operating losses. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there might be additional expenses required in future periods. The Company’s accounting policy follows the prescribed authoritative guidance that a minimal probability threshold of a tax position must be met before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in other noninterest expenses in the Consolidated Statements of Income. Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax laws, regulations and other procedural guidance. Significant judgment may be involved in applying the applicable reporting and accounting requirements.
Management expects that the Company’s adherence to the required accounting guidance may result in volatility in quarterly and annual effective income tax rates due to the requirement that any change in judgment or measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. See “Item 1A Risk Factors—Changes in tax laws could have an adverse effect on us, the banking industry, our customers, the value of collateral securing our loans and demand for loans” for more information.

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
Derivatives
FASB ASC Topic 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments.
RESULTS OF OPERATIONS
Overview
Net income for the years ending December 31, 2020, 2019, and 2018 was $132.2 million, $142.9 million, and $152.3 million, respectively. Net income per basic and diluted common share for 2020 was $4.09 compared to $4.18 per basic and diluted common share for 2019, a 2% decrease.

Net income decreased for 2020 relative to 2019 primarily due to a decline in the net interest margin, and increased provisioning for credit losses (see "Provision for Credit Losses" section below, and Notes 1 - "Summary of Significant Accounting Policies" and Note 4 - "Loans and Allowance for Credit Losses" to the consolidated financials statements for further detail on CECL), partially offset by higher noninterest income (as discussed in the "Noninterest Income" section below).
The most significant portion of revenue (i.e., net interest income plus noninterest income) is net interest income, which decreased to $321.6 million for 2020 compared to $324.0 million for 2019. The decrease resulted from a decline in the net interest margin substantially offset by growth in average earning assets of 17%.
The net interest margin, which measures the difference between interest income and interest expense (i.e., net interest income) as a percentage of earning assets, was 3.19% for 2020 and 3.77% for 2019. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
The benefit of noninterest sources funding earning assets decreased by 34 basis points to 38 basis points for 2020 as compared to 72 basis points for 2019, due to significantly lower market interest rates. The combination of a 58 basis point decrease in the net interest spread and a 34 basis point decrease in the value of noninterest sources resulted in a 92 basis point decrease in the net interest margin for 2020 as compared to 2019. Despite currently having lesser value resulting from lower interest rates, the Company continues to consider the value of its noninterest sources of funds as very significant to its business model and its overall profitability over the longer term.
The provision for credit losses in 2020 was $45.6 million as compared to $13.1 million for the year ended December 31, 2019. The higher provisioning for 2020, as compared 2019, is primarily due to the implementation of the CECL accounting standard and the impact of COVID-19 on our actual and expected future credit losses. For information on the components and drivers of these changes see "Provision for Credit Losses" section below.

Total noninterest income for 2020 increased to $45.7 million from $25.7 million for 2019, a 78% increase. For further information on the components and drivers of these changes see "Noninterest Income" section below.
Noninterest expenses totaled $144.2 million for 2020, as compared to $139.9 million for 2019, a 3% increase. See the "Noninterest Expense" section for further detail on the components and drivers of the change.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 39.25% for 2020 as compared to 39.99% for 2019.
Income tax expense was $43.9 million for 2020, a decrease of $9.9 million or 18% compared to the same period in 2019. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
At December 31, 2020, total loan balances (including PPP loans) were 3% higher than they were at December 31, 2019, and average loans were 7% higher in 2020 as compared to 2019. PPP loans represented $454.8 million of total loans at the end of 2020. Excluding PPP loans, average loans increased 3% in 2020. The slower loan growth in 2020 (excluding PPP loans) is mostly attributable to the successful completion of construction projects and the related construction loan payoff, coupled with the Company’s de-emphasizing new construction lending. Average deposit growth was strong throughout 2020, and resulted in well above average overnight liquidity. Deposit funding during 2020 was primarily from noninterest bearing and money market accounts. In order to fund such loan increases and sustain significant liquidity, the Company has relied on funding from interest bearing accounts primarily as a result of inflows from certain financial intermediary relationships. In large part due to those inflows, total deposits at December 31, 2020 were 27% higher than deposits at December 31, 2019, while average deposits were 18% higher for 2020 compared with 2019. This increase in deposits allowed the Company to sustain strong primary and secondary sources of liquidity in the fourth quarter of 2020.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 76% and 83% of average earning assets for 2020 and 2019, respectively. For 2020, as compared to 2019, average loans, excluding loans held for sale, increased $535.6 million, or 7%, due primarily to growth in PPP, income producing commercial real estate, and commercial loans. Average investment securities for 2020 and 2019 both amounted to 9% average earning assets. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 12% and 5% of average earning assets for 2020 and 2019, respectively, as much higher levels of on-balance sheet liquidity existed throughout 2020.

The ratio of common equity to total assets decreased to 11.16% at December 31, 2020 from 13.25% at December 31, 2019, due to total assets growing faster than common equity, including common equity reductions due to $61 million in share repurchase activity, the approximate $10.9 million charge to common equity due to implementation of CECL on January 1, 2020, and $28.3 million of cash dividends declared. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

For 2020, the Company reported an annualized return on average assets (“ROAA”) of 1.28%, as compared to 1.61% for 2019. Total shareholders’ equity was $1.24 billion at December 31, 2020 and $1.19 billion and 2019, an increase of 4%. The annualized return on average common equity (“ROACE”) for 2020 was 10.98% as compared to 12.20% for 2019. The annualized return on average tangible common equity (“ROATCE”) for 2020 was 12.03% as compared to 13.40% for 2019. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The decline in these ratios was primarily due to the implementation of CECL and COVID-19 impacts on loan loss provisioning, as well as a lower net interest margin.
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

Net interest income in 2020 was $321.6 million compared to $324.0 million in 2019 and $317.0 million in 2018.
For the year ended December 31, 2020, net interest income decreased 0.8% over the same period for 2019. Average loans increased $535.6 million (7%) and average deposits increased by $1.3 billion (18%). The net interest margin was 3.19% for the year ended December 31, 2020, as compared to 3.77% for the same period in 2019. Excluding PPP loans, average loans increased 3% in 2020. The yield on PPP loans was lower than other loans, which depressed loan yields and the net interest margin for 2020. Excluding PPP loans, the yield on loans for 2020 was 4.87%, and the net interest margin was 3.28%. The Company has maintained its disciplined loan pricing practices in 2020, and the Company has also managed its funding costs lower in 2020 while maintaining a favorable deposit mix, wherein noninterest deposits averaged 31% of average total deposits. Higher levels of on-balance sheet liquidity contributed to margin compression in 2020.

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the years ended December 31, 2020, 2019 and 2018. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates as compared to cost of funds, management believes that the net interest margin provides a better measurement of performance. The net interest margin (as compared to the net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Years Ended December 31,
	2020			2019			2018
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,181,591	$2,601	0.22%	$392,245	$7,438	1.90%	$356,017	$6,616	1.86%
Loans held for sale	67,361	2,125	3.15%	40,192	1,565	3.89%	23,877	1,095	4.59%
Loans (1) (2)	7,868,523	366,729	4.66%	7,332,886	399,358	5.45%	6,638,136	367,511	5.54%
Investment securities available-for-sale (2)	929,983	18,440	1.98%	796,608	21,037	2.64%	692,753	17,907	2.58%
Federal funds sold	32,781	91	0.28%	23,253	232	1.00%	15,618	157	1.01%
Total interest earning assets	10,080,239	389,986	3.87%	8,585,184	429,630	5.00%	7,726,401	393,286	5.09%

Noninterest earning assets	371,345			339,565			299,653
Less: allowance for credit losses	101,621			71,683			67,113
Total noninterest earning assets	269,724			267,882			232,540
Total Assets	$10,349,963			$8,853,066			$7,958,941

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing transaction	$783,568	$3,190	0.41%	$743,361	$6,491	0.87%	$460,599	$3,348	0.73%
Savings and money market	3,925,413	26,271	0.67%	2,873,054	50,042	1.74%	2,691,726	35,534	1.32%
Time deposits	1,149,185	24,105	2.10%	1,404,748	34,493	2.46%	1,141,795	21,328	1.87%
Total interest bearing deposits	5,858,166	53,566	0.91%	5,021,163	91,026	1.81%	4,294,120	60,210	1.40%
Customer repurchase agreements and federal funds purchased	29,345	293	1.00%	30,024	345	1.15%	44,333	225	0.51%
Other short-term borrowings	280,126	1,870	0.66%	135,699	2,298	1.67%	192,131	3,942	2.02%
Long-term borrowings	259,975	12,696	4.80%	217,507	11,916	5.40%	217,117	11,916	5.41%
Total interest bearing liabilities	6,427,612	68,425	1.06%	5,404,393	105,585	1.95%	4,747,701	76,293	1.61%

Noninterest bearing liabilities:
Noninterest bearing demand	2,643,856			2,210,516			2,150,431
Other liabilities	74,154			66,106			38,167
Total noninterest bearing liabilities	2,718,010			2,276,622			2,188,598

Shareholders’ equity	1,204,341			1,172,051			1,022,642
Total Liabilities and Shareholders’ Equity	$10,349,963			$8,853,066			$7,958,941

Net interest income		$321,561			$324,045			$316,993
Net interest spread			2.81%			3.05%			3.48%
Net interest margin			3.19%			3.77%			4.10%
Cost of funds			0.68%			1.23%			0.99%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $22.3 million, $17.8 million, and $19.6 million, for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the decrease in net interest income in 2020, as compared to 2019 was a function of an increase in the volume of earning assets more than offset by a decline in the net interest margin. The increase in net interest income in 2019 as compared to 2018 was a function of an increase in the volume of earning assets more than offsetting a decline in the net interest margin.

	2020 compared with 2019			2019 compared with 2018
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$29,171	$(61,799)	$(32,628)	$38,464	$(6,617)	$31,847
Loans held for sale	1,058	(498)	560	748	(278)	470
Investment securities	3,522	(6,119)	(2,597)	2,685	445	3,130
Interest bearing bank deposits	14,968	(19,805)	(4,837)	673	149	822
Federal funds sold	95	(236)	(141)	77	(2)	75
Total interest income	48,814	(88,457)	(39,643)	42,647	(6,303)	36,344

Interest paid on
Interest bearing transaction	351	(3,652)	(3,301)	2,055	1,088	3,143
Savings and money market	18,329	(42,101)	(23,772)	2,394	12,114	14,508
Time deposits	(6,275)	(4,113)	(10,388)	4,912	8,253	13,165
Customer repurchase agreements	(8)	(44)	(52)	(73)	193	120
Other borrowings	4,772	(4,420)	352	(1,136)	(508)	(1,644)
Total interest expense	17,169	(54,330)	(37,161)	8,152	21,140	29,292

Net interest income	$31,645	$(34,127)	$(2,482)	$34,495	$(27,443)	$7,052
Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL on loans and the ACL on available for sale investment securities. The amount of the ACL on loans is based on many factors that reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses based on internal and peer data (as Company loss data is insufficient), economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank. The ACL under CECL (adopted January 1, 2020) utilizes an economic forecast that is updated quarterly with the significant measure being the expected regional unemployment rate, which management estimates by using a national forecast and estimating a regional adjustment based on historical differences between the two.

The provision for credit losses was $45.6 million in 2020, as compared to $13.1 million in 2019. The increase was due substantially to the implementation of the CECL methodology and the related impact of the COVID-19 pandemic.

The provision for unfunded commitments is presented separately on the Statement of Income. This provision considers the probability that unfunded commitments will fund. The provision was $1.4 million in 2020, as compared to no provision expense in 2019 (prior to CECL).

Management has developed a comprehensive analytical process to monitor the adequacy of the ACL. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies, relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, loan concentrations, credit quality, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors. Refer to additional detail regarding these forecasts in the “Cash Flow Method" section of Note 1 to the Consolidated Financial Statements.
The results of this process, in combination with conclusions of the Bank’s outside consultants’ review of the risk inherent in the loan portfolio, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under “Critical Accounting Policies” above and in Note 1 to the Consolidated Financial Statements for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table in the "Allowance for Credit Losses" section which reflects activity in the ACL.
The ACL increased $35.9 million at December 31, 2020 as compared to December 31, 2019, reflecting $45.6 million in provision for credit losses, day one CECL impact of $10.6 million charged to retained earnings, and $20.1 million in net charge-offs during 2020. Net charge-offs of $20.1 million during 2020 represented 0.26% of average loans, excluding loans held for sale, as compared to $9.4 million or 0.13% of average loans, excluding loans held for sale, in 2019. Net charge-offs during 2020 were attributable primarily to commercial real estate ($7.2 million), commercial loans ($12 million), and residential mortgages ($815 thousand).

At December 31, 2020 the ACL represented 1.41% of loans outstanding (1.50% excluding PPP loans), as compared to 0.98% at December 31, 2019. The ACL represented 180% of nonperforming loans at December 31, 2020, as compared to 151% at December 31, 2019.
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
The maintenance of a high quality loan portfolio, with an adequate ACL, will continue to be a primary management objective for the Company.
Noninterest Income
Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.
Total noninterest income for the year ended December 31, 2020 was $45.7 million as compared to $25.7 million for the year ended December 31, 2019, a 78% increase due substantially to $13.7 million higher gains on sale of residential mortgage loans, $2.9 million higher gains associated with the origination, securitization, sale and servicing of FHA loans, $1.2 million gain on the sale of OREO, and $1.1 million on swap fee income, partially offset by $1.8 million lower service charges on deposits.
For the year ended December 31, 2020, service charges on deposit accounts decreased $1.8 million to $4.4 million from $6.2 million for the same period in 2019, a decrease of 29%, due primarily to waived fees due to the pandemic.
Gain on sale of loans consists of gains on the sale of SBA and residential mortgage loans. For the year ended December 31, 2020, gain on sale of loans increased from $8.5 million to $22.1 million, an increase of 161%, compared to the same period in 2019.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $269 thousand for the year ended December 31, 2020 compared to $309 thousand for the same period in 2019. Activity in SBA loan sales to secondary markets can vary widely from year to year.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans with servicing released. Sales of residential mortgage loans yielded gains of $21.8 million for the year ended December 31, 2020 compared to $8.2 million in the same period in 2019, due to higher loan locked volume ($367.7 million for 2020 as compared to $49.9 million for 2019). Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles ("GAAP") for possible repurchases. There were no repurchases due to fraud by the borrower during the year ended December 31, 2020. The reserve amounted to $205 thousand at December 31, 2020 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

As a result of elevated origination volumes and market dislocations associated with the current COVID-19 pandemic, beginning in the second quarter of 2020, and continuing through the fourth quarter of 2020, the Company began to shift its pipeline strategy towards a best efforts lock basis.

The decision whether to sell residential mortgage loans on a mandatory or best efforts lock basis is a function of multiple factors, including but not limited to overall market volumes of mortgage loan originations, forecasted “pull-through” rates of origination, loan underwriting and closing operational considerations, pricing differentials between the two methods, and availability and pricing of various interest rate hedging strategies associated with the mortgage origination pipeline. The Company continually monitors these factors to maximize profitability and minimize operational and interest rate risks.

Gain on the sale of investments amounted to $1.8 million for the year ended December 31, 2020 compared to $1.5 million for the year ended December 31, 2019.

Other income totaled $15.3 million for the year ended December 31, 2020 as compared to $7.8 million for 2019, a increase of 97%. The FHA business unit generated income of $3.4 million on the origination, securitization, servicing and sale of FHA Multifamily-Backed GNMA securities for the full year 2020 compared to $501 thousand for the same period in 2019. There was also a $1.2 million gain on OREO and $1.1 million gain on swaps.

Servicing agreements relating to the Ginnie Mae ("GNMA") mortgage backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At December 31, 2020, the Company did not have any funds advanced outstanding under FHA mortgage loan servicing agreements. The funds advanced were in conjunction with a single loan of $90 thousand that suffered financial hardship due to COVID-19 and was granted forbearance by the Company on November 25th, 2020 for the period from December 1, 2020 to December 31, 2021. Under the Forbearance Agreement, the borrower has the option to extend the Forbearance Period through February 28, 2021. During this time, the Company will advance principal and interest on the borrower’s behalf and will be repaid in 12 monthly installments beginning on March 1, 2021 and ending on February 1, 2022. To the extent the loan currently in forbearance or other mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance premiums, and other expenses.
Total noninterest expenses totaled $144.2 million for the year ended December 31, 2020, as compared to $139.9 million for the year ended December 31, 2018, a 3% increase.
For the year 2020, the efficiency ratio (ratio of noninterest expenses to total revenue) was 39.25% as compared to 39.99% for the same period in 2019.

Salaries and employee benefits were $74.4 million for the year ended December 31, 2020, as compared to $79.8 million for the same period in 2018, a decrease of 7%. Cost decreased as result of 2019 having $8.2 million of nonrecurring charges related to acceleration of share based compensation expenses associated with the retirement of our former Chairman and Chief Executive Officer and the resignation of certain directors. The decrease was partially offset by higher salaries attributable to merit increases and increased headcount in 2020. At December 31, 2020, the Company’s full time equivalent staff numbered 519, as compared to 492 at December 31, 2019.
Premises and equipment expenses amounted to $15.7 million for the year ended December 31, 2020 as compared to $14.4 million for the same period in 2019, an increase of 9%. The largest increase related to adjustments for lease extensions not previously recorded. For the year ended December 31, 2020, the Company recognized $469 thousand of sublease revenue as compared to $527 thousand for the same period in 2019. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses decreased to $4.3 million for the year ended December 31, 2020 from $4.8 million for 2019, a decrease of 11%, due primarily to a reduction in sponsorship fees as several expected conferences did not happen as result of COVID-19 in 2020.
Data processing expenses increased from $9.4 million for the year ended December 31, 2019 to $10.7 million for 2020, an increase of 14%, primarily due to yearly increases in license fee renewals and additional networking capacity needed related to COVID-19.
Legal, accounting and professional fees and expenses for the year ended December 31, 2020 increased to $16.4 million from $12.2 million in 2019, a 35% increase. The increased expenses were primarily associated with legal fees and expenditures related to ongoing governmental investigations and subpoenas and document requests. The Company expects to continue to incur elevated levels of legal and professional fees and expenses in 2021 as it continues to cooperate with these investigations. Refer to "Item 3- Legal Proceedings" for additional information on the Company’s recent proceedings.

FDIC insurance increased $4.7 million to $7.9 million for the year ended December 31, 2020, an increase of 148% compared to 2019, primarily due to a nonrecurring $1.8 million credit in 2019 and a higher assessment base in 2020 resulting from growth in total assets.
Other expenses decreased to $14.7 million for the year ended December 31, 2020 from $16.0 million for the same period in 2019, a decrease of 8%. The major components of cost in this category include broker fees, franchise tax, core deposit intangible amortization, insurance expenses, and director compensation. Cost control remains a significant operating objective of the Company.
Income Tax Expense
The Company recorded income tax expense of $43.9 million in 2020 compared to $53.8 million in 2019, resulting in an effective tax rate of 24.9% and 27.4%, respectively. The decrease was due primarily to a decrease in nondeductible expenses related to executive compensation, state taxes and adjustments related to the completion of the 2019 tax returns.
BALANCE SHEET ANALYSIS
Overview
Total assets at December 31, 2020 were $11.1 billion, a 24% increase as compared to $9.0 billion at December 31, 2019. Total loans (excluding loans held for sale) were $7.8 billion at December 31, 2020, an 3% increase as compared to $7.5 billion at December 31, 2019. Loans held for sale amounted to $88.2 million at December 31, 2020 as compared to $56.7 million at December 31, 2019, a 56% increase. The investment portfolio totaled $1.2 billion at December 31, 2020, a 36% increase from $843.4 million at December 31, 2019.
Total borrowed funds (excluding customer repurchase agreements) were $568.1 million at December 31, 2020 and $467.7 million at December 31, 2019, a 21% increase.
Total shareholders’ equity at December 31, 2020 increased 4%, remaining at a rounded $1.24 billion from $1.19 billion at December 31, 2019. The relatively modest increase in shareholders’ equity from December 31, 2019 was due to favorable net income being largely offset by share repurchases, cash dividends and a Day 1 adjustment to the Allowance for Credit Losses for adoption of the CECL accounting methodology.

The total risk based capital ratio was 17.04% at December 31, 2020, as compared to 16.20% at December 31, 2019. In addition, the tangible common equity ratio was 10.31% at December 31, 2020, compared to 12.22% at December 31, 2019. The ratio of common equity to total assets was 11.16% at December 31, 2020 as compared to 13.25% at December 31, 2019. The Company’s capital position remains well in excess of regulatory requirements for well capitalized status.

Investment Securities Available-for-Sale and Short-Term Investments
The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company’s investment securities categorized as “available-for-sale” or AFS. The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders’ equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2020, the Company had a net unrealized gain in AFS securities of $22.0 million with a deferred tax liability of $5.5 million as compared to a net unrealized loss in AFS securities of $4.2 million at December 31, 2019, with a deferred tax asset of $757 thousand.
The AFS portfolio is comprised of U.S. agency securities (16% of AFS securities) with an average duration of 1.9 years, seasoned mortgage backed securities that are 100% agency issued (72% of AFS securities) which have an average expected life of 3.2 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (9% of AFS securities) which have an average duration of seven years, corporate bonds (3% of AFS securities) which have an average duration of four years, and equity investments which comprise less than 1% of AFS securities. The equity investment consists of common stock of two community banking companies with an estimated fair value of $198 thousand. 96 percent of the investment securities which are debt instruments are rated AAA or AA or have the implicit guarantee of the U.S. Treasury.
At December 31, 2020, the investment portfolio amounted to $1.2 billion as compared to $843.4 million at December 31, 2019, an increase of 36%. The investment portfolio is managed to achieve goals related to liquidity, income, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships.
The following table provides information regarding the composition of the Company’s investment securities portfolio at the dates indicated. Amounts are reported at estimated fair value. The change in composition of the portfolio at December 31, 2020 as compared to 2019 was due principally to ALCO decisions to buy longer-term municipal investments and increase holdings of mortgage backed securities to better position the Company for the current interest rate environment while maintaining portfolio cash flow and liquidity. During the year ended December 31, 2020, the investment portfolio balances at fair value increased as compared to balances at December 31, 2019, as the Bank’s deposit growth outpaced loan growth.

	Years Ended December 31,
	2020		2019		2018
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
U. S. agency securities	$181,921	15.8%	$179,794	21.3%	$256,345	32.7%
Residential mortgage backed securities	825,001	71.7%	543,852	64.5%	472,231	60.3%
Municipal bonds	108,113	9.4%	73,931	8.8%	45,769	5.8%
Corporate bonds	35,850	3.1%	10,733	1.3%	9,576	1.2%
U.S. treasury	—	—%	34,855	4.1%	—	—
	$1,150,885	$—	$843,363	100%	$784,139	100%
At December 31, 2020, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company’s shareholders’ equity.
The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted-average yield of the investment portfolio at December 31, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U. S. Government agency securities	$53,916	0.70%	$110,083	1.33%	$17,087	1.26%	$—	—	$181,086	1.14%
Residential mortgage backed securities	57,278	0.99%	648,455	0.86%	105,595	1.36%	—	—	811,328	0.93%
Municipal bonds	4,329	3.86%	26,622	2.54%	69,309	2.19%	2,000	2.67%	102,260	2.41%
Corporate bonds	5,218	3.68%	22,189	3.77%	6,976	4.72%	—	—	34,383	3.95%
	$120,741	1.08%	$807,349	0.98%	$198,967	1.76%	$2,000	2.67%	$1,129,057	1.19%
Federal funds sold amounted to $28.2 million at December 31, 2020 as compared to $39.0 million at December 31, 2019. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.
Interest bearing deposits with banks and other short-term investments amounted to $1.8 billion at December 31, 2020 as compared to $195.4 million at December 31, 2019. These short term investments represent liquid funds held at the Federal Reserve to meet future loan demand, to fund future increases in investment securities and to meet other general liquidity needs of the Company. The Bank no longer holds any time deposits at December 31, 2020 and held $1.6 million at December 31, 2019.
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
Loan growth over the past year has been favorable, with loans outstanding reaching $7.8 billion at December 31, 2020, an increase of $214.5 million or 3% as compared to $7.5 billion at December 31, 2019.
Loan production in 2020 was predominantly in the income producing - commercial real estate and owner occupied – commercial real estate loan categories, while construction loans have been de-emphasized. That said, the Company continues to be active as a construction lender and we expect to continue to see construction commitments funded up over time. Despite an increased level of in-market competition for business, the Bank continued to experience organic loan production, having originated more than $1 billion in new CRE loan commitments during 2020. This production was offset by the continued successful completion of projects and subsequent paydowns. Notwithstanding increased supply of units, multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects. While as a general comment there has been softening in the office leasing market, in certain well-located pockets and submarkets, the sector has evidenced some resilience. Overall, commercial real estate values have generally held up well, but we continue to be cautious of the cap rates at which some assets are trading and we are being careful with valuations as a result.
Owner occupied commercial real estate and construction – C&I (owner occupied) loans represent 15% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 73% consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate and construction – C&I (owner occupied) are excluded, the percentage of total loans represented by commercial real estate decreases to 58%. Real estate also serves as collateral for loans made for other purposes, resulting in 85% of loans being secured or partially secured by real estate.

The following table shows the trends in the composition of the loan portfolio over the past five years.

	Years Ended December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,437,433	19%	$1,545,906	20%	$1,553,112	22%	$1,375,939	21%	$1,200,728	21%
PPP loans	454,771	6%	—	—%	—	—%	—	—%	—	—%
Income producing - commercial real estate	3,687,000	47%	3,702,747	50%	3,256,900	46%	3,047,094	48%	2,509,517	44%
Owner occupied - commercial real estate	997,694	13%	985,409	13%	887,814	13%	755,444	12%	640,870	12%
Real estate mortgage - residential	76,592	1%	104,221	1%	106,418	2%	104,357	2%	152,748	3%
Construction - commercial and residential	873,261	11%	1,035,754	14%	1,039,815	15%	973,141	15%	932,531	16%
Construction - C&I (owner occupied)	158,905	2%	89,490	1%	57,797	1%	58,691	1%	126,038	2%
Home equity	73,167	1%	80,061	1%	86,603	1%	93,264	1%	105,096	2%
Other consumer	1,389	—%	2,160	—	2,988	—	3,598	—	10,365	—
Total loans	7,760,212	100%	7,545,748	100%	6,991,447	100%	6,411,528	100%	5,677,893	100%
Less: Allowance for credit losses	(109,579)		(73,658)		(69,944)		(64,758)		(59,074)
Net loans	$7,650,633		$7,472,090		$6,921,503		$6,346,770		$5,618,819
As noted above, a significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area and secured by real estate or other collateral in that market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the Washington, D.C. metropolitan real estate market could have an adverse impact on this portfolio of loans and the Company’s income and financial position. While our basic market area is the Washington, D.C. metropolitan area, the Bank has made loans outside that market area where the applicant is an existing customer and the nature and quality of such loans was consistent with the Bank’s lending policies. At present, the Company believes that commercial real estate values are stable to improving in those sub-markets of the Washington, D.C. metropolitan area in which the Company has significant real estate exposure.
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of December 31, 2020, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 321% of consolidated risk based capital; however, growth in that segment over the past 36 months at 18% does not exceed the 50% threshold laid out in the regulatory guidance. Construction, land and land development loans represent 122% of consolidated risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

As of December 31, 2020, loans to the Accommodation and Food Service industry represent 10% of the loan portfolio compared to 9% as of December 31, 2019. At December 31, 2020, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.
Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. Refer to Note 4 to the Consolidated Financial Statements for further detail regarding related party loans.
Loan Portfolio Exposures- COVID-19:
Industry areas of potential concern within the Loan Portfolio are presented below as of December 31, 2020

Industry	Principal Balance (in 000's)		% of Loan Portfolio
Accommodation & Food Services	$768,568	(1)	9.9%
Retail Trade	$98,882	(2)	1.3%
(1) Includes $81,832 of PPP loans.
(2) Includes $13,512 of PPP loans.

Concerns over exposures to the Accommodation and Food Service industry and Retail Trade are the most immediate at this time. Accommodation and Food Service exposure represents 10% of the Bank’s loan portfolio as of December 31, 2020 among 311 customers. Retail Trade exposure represents 1% of the Bank’s loan portfolio and represented 111 customers. The Bank has ongoing extensive outreach to these customers and is assisting where necessary with PPP loans and payment deferrals or interest-only periods in the short term while customers work with the Bank to develop longer term stabilization strategies as the landscape of the COVID-19 pandemic evolves. The uncertain duration and severity of the pandemic will likely impact future credit challenges in these areas.
The table below is collateral-based and shows exposures on loans secured by CRE by tenant type as of December 31, 2020. This table excludes loans disclosed in the industry table above.

Property Type	Principal Balance (in 000’s)	% of Loan Portfolio
Restaurant	$44,541	0.6%
Hotel	35,741	0.5%
Retail	377,269	4.9%
Although not evidenced at December 31, 2020, it is anticipated that some portion of the CRE loans secured by the above property types could be impacted by the tenancies associated with impacted industries. The Bank is working with CRE borrowers and monitoring rent collections as part of our portfolio management oversight.
Loan Maturity
The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2020.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
Commercial	$1,437,432	$543,070	$726,409	$133,838	$34,115
PPP loans	454,771	—	454,771	—	—
Income producing - commercial real estate	3,687,000	1,014,785	1,942,146	730,069	—
Owner occupied - commercial real estate	997,694	93,506	342,672	480,801	80,715
Real estate mortgage - residential	76,592	20,618	39,057	2,795	14,122
Construction - commercial and residential	873,261	633,584	173,584	50,014	16,079
Construction - C&I (owner occupied)	158,905	8,508	44,007	75,346	31,044
Home equity	73,167	6,867	17,031	2,739	46,530
Other consumer	1,390	733	171	—	486
Total loans	$7,760,212	$2,321,671	$3,739,848	$1,475,602	$223,091
Loans with:
Predetermined fixed interest rate	$3,523,055	$481,868	$2,062,449	$867,641	$111,097
Floating or Adjustable interest rate	4,237,157	1,839,803	1,677,399	607,961	111,994
Total loans	$7,760,212	$2,321,671	$3,739,848	$1,475,602	$223,091
Loans are shown in the period based on final contractual maturity. Demand loans, having no contractual maturity, and overdrafts, are reported as due in one year or less.
Allowance for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL. The amount of the ACL is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank.
Management has developed a comprehensive analytical process to monitor the adequacy of the ACL. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside consultants’ review of the risk inherent in the loan portfolio, support management’s assessment as to the adequacy of the allowance at December 31, 2020. During 2020, a provision for credit losses was made in the amount of $45.6 million and net charge-offs amounted to $20.1 million. A full discussion of the accounting for ACL is contained in Note 1 to the Consolidated Financial Statements and activity in the ACL is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate ACL, as well as the discussion under the caption “Provision for Credit Losses.”
The ACL represented 1.41% of total loans at December 31, 2020 as compared to 0.98% at December 31, 2019. At December 31, 2020, the allowance represented 180% of nonperforming loans as compared to 151% at December 31, 2019. The increase in the ratio of the allowance for loan losses to total loans was partially due to the adoption of CECL, as well as changes in the economic conditions and forecasts due to COVID-19 in 2020. The increase in the allowance coverage ratio was also due to the same factors.

As part of its comprehensive loan review process, the Bank’s Board of Directors, Directors’ Loan Committee and Credit Review Committee carefully evaluate loans which are past due 30 days or more. The Committees make a thorough assessment of the conditions and circumstances surrounding delinquent and potential problem loans. The Bank’s loan policy requires that loans be placed on nonaccrual if they are 90 days past due, unless they are well secured and in the process of collection. The Credit Administration department specifically analyzes the status of development and construction projects, including sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk which may require additional reserves. Additionally, for COVID-19 impacted relationships, a Task Force comprised of senior executives has been formed to evaluate each request for deferral or modification, along with a remediation plan, before any modification to any loan is made.

At December 31, 2020, the Company had $60.9 million of loans classified as nonperforming, and $91.2 million of additional loans considered potential problem loans, as compared to $48.7 million of nonperforming loans and $20.0 million of potential problem loans at December 31, 2019. The $91.2 million in potential problem loans at December 31, 2020, increased from $20.0 million at December 31, 2019 due primarily to one commercial real estate loan and one assisted living property. Please refer to Note 1 to the Consolidated Financial Statements under the caption “Loans” for a discussion of the Company’s policy regarding impairment of loans. Please refer to the “Nonperforming Assets” section for a discussion of problem and potential problem assets.
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
As the loan portfolio and ACL review processes continue to evolve, and with the adoption of CECL, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. In 2020, the Company experienced an increased level of net charge-offs as a percentage of average loans compared to 2019 (0.26% as compared to 0.13%). The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.
Bank management, being aware of the loan growth experienced by the Bank, is intent on maintaining strong portfolio management and a strong risk rating process. The Bank provides analysis of credit requests and the management of problem credits. The Bank has developed and implemented analytical procedures for evaluating credit requests, has refined the Company’s risk rating system, and has adopted enhanced monitoring of the loan portfolio (in particular the construction loan portfolio) and the adequacy of the ACL, including stress test analyses. Additionally, fair value assessments of loans acquired is made as part of analytical procedures. The loan portfolio analysis process is ongoing and proactive in order to maintain a portfolio of quality credits and to quickly identify any weaknesses before they become more severe.

The following table sets forth activity in the allowance for credit losses for the past five years.

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance at beginning of year	$73,658	$69,944	$64,758	$59,074	$52,687
Impact of adopting CECL	10,614	—	—	—	—
Charge-offs:
Commercial	12,082	4,868	3,491	747	3,745
Income producing - commercial real estate	4,300	1,847	121	1,470	2,341
Owner occupied - commercial real estate	20	—	132	—	—
Real estate mortgage - residential	815	—	—	—	—
Construction - commercial and residential	2,947	3,496	1,160	2,158	—
Home equity	92	—	—	100	217
Other consumer	3	8	81	100	37
Total charge-offs	20,259	10,219	4,985	4,575	6,340

Recoveries:
Commercial	130	405	340	681	220
Income producing - commercial real estate	—	26	2	80	908
Owner occupied - commercial real estate	—	3	3	3	3
Real estate mortgage - residential	—	3	6	6	7
Construction - commercial and residential	4	354	1,009	492	215
Home equity	—	—	133	5	12
Other consumer	28	51	18	21	31
Total recoveries	162	842	1,511	1,288	1,396
Net charge-offs	20,097	9,377	3,474	3,287	4,944
Provision for Credit Losses- Loans	$45,404	13,091	8,660	8,971	11,331
Balance at end of year	$109,579	$73,658	$69,944	$64,758	$59,074

Ratio of allowance for credit losses to total loans outstanding at year end	1.41%	0.98%	1.00%	1.01%	1.04%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.26%	0.13%	0.05%	0.06%	0.09%
The following table presents the allocation of the ACL by loan category and the percent of loans each category bears to total loans. The allocation of the allowance at December 31, 2020 includes specific reserves of $15.4 million against individually assessed loans of $71.2 million as compared to specific reserves of $10.0 million against impaired loans of $54.9 million at December 31, 2019. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Years Ended December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$26,569	24%	$18,832	20%	$15,857	22%	$13,102	21%	$14,700	21%
Income producing - commercial real estate	55,385	51%	29,265	50%	28,034	46%	25,376	48%	21,105	44%
Owner occupied - commercial real estate	14,000	13%	5,838	13%	6,242	13%	5,934	12%	4,010	12%
Real estate mortgage - residential	1,020	1%	1,557	1%	965	2%	944	2%	1,284	3%
Construction - commercial and residential	9,092	8%	16,372	14%	17,484	15%	17,805	15%	15,002	16%
Construction - C&I (owner occupied)	2,437	2%	1,113	1%	691	1%	687	1%	1,485	2%
Home equity	1,039	1%	656	1%	599	1%	770	1%	1,328	2%
Other consumer	37	—%	25	—	72	—	140	—	160	—
Total allowance for credit losses	$109,579	100%	$73,658	100%	$69,944	100%	$64,758	100%	$59,074	100%
(1)Represents the percent of loans in each category to total loans.
Nonperforming Assets
As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings, or TDR, and other real estate owned ("OREO"), totaled $65.9 million at December 31, 2020, representing 0.59% of total assets, as compared to $50.2 million of nonperforming assets at December 31, 2019, representing 0.56% of total assets. The Company had no accruing loans 90 days or more past due at December 31, 2020 or December 31, 2019. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its ACL at 1.41% of total loans at December 31, 2020, is adequate to absorb potential credit losses within the loan portfolio at that date. Total nonperforming loans amounted to $60.9 million at December 31, 2020, representing 0.79% of total loans, compared to $48.7 million at December 31, 2019, representing 0.65% of total loans. The majority of nonperforming loans are believed to be adequately secured by real estate.
The CECL standard allows for institutions to evaluate individual loans in the event that the asset does not share similar risk characteristics with its original segmentation. This can occur due to credit deterioration, increased collateral dependency or other factors leading to impairment. In particular, the Company individually evaluates loans on nonaccrual and those identified as TDRs, though it may individually evaluate other loans or groups of loans as well if it determines they no longer share similar risk with their assigned segment. Reserves on individually assessed loans are determined by one of two methods: the fair value of collateral or the discounted cash flow. Fair value of collateral is used for loans determined to be collateral dependent, and the fair value represents the net realizable value of the collateral, adjusted for sales costs, commissions, senior liens, etc. Discounted cash flow is used on loans that are not collateral dependent where structural concessions have been made and continuing payments are expected. The continuing payments are discounted over the expected life at the loan’s original contract rate and include adjustments for risk of default.
Under the incurred loss methodology that the Company applied as of December 31, 2020, nonperforming assets included loans that the Company considered to be individually assessed. Individually assessed loans were defined as those as to which we believed it was probable that we would not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms had been modified in a TDR that had not shown a period of performance as required under applicable accounting standards. For collateral dependent individually assessed loans, the carrying amount of the loan was determined by current appraised value less estimated costs to sell the underlying collateral, which may have been adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi-unit real estate project may have indicated the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with individually assessed loans were updated on a not less than annual basis.

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
The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had 10 TDRs at December 31, 2020, totaling approximately $19.2 million, as compared to nine TDRs totaling approximately $19.1 million at December 31, 2019. At December 31, 2020, six of these TDR loans, totaling approximately $10.5 million, are performing under their modified terms, as compared to the same period in 2019, there were seven performing TDR loans totaling approximately $16.6 million. During 2020, there were two performing TDRs totaling $6.3 million that defaulted on their modified terms which were reclassified to nonperforming loans, as compared to the same period in 2019, there were three performing TDR loans totaling approximately $9.5 million that defaulted on their modified terms and were reclassified to nonperforming loans. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. During 2020, there were two restructured loans totaling approximately $572 thousand, and one TDR loan totaling $138 thousand defaulted on its modified terms and was charged off. During 2019, there were three restructured loans totaling approximately $9.5 million, one loan totaling $4.8 million had its collateral property sold for approximately $3 million and the remaining $1.8 million was charged-off during the year, the second loan totaling $2.3 million defaulted on its modified terms and was charged off, the third loan totaling $2.4 million defaulted on its modified terms and migrated to nonperforming. During 2020 there were no TDR loans that were re-underwritten, and there were two restructured loans totaling approximately $870 thousand that were paid off from the sale proceeds of the collateral property. During 2019 there was one TDR totaling $10.4 million that was re-underwritten into two new loans which provided better collateral for the Bank. During 2019 there was also one restructured loan totaling approximately $309 thousand that was paid off from the sale proceeds of the collateral property.
Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. During 2020, there were two loan modified in a TDR totaling approximately $572 thousand, as compared to the same period in 2019, there was one loan modified in a TDR totaling approximately $2.3 million. Refer to Note 4 - " Loans and Allowance for Credit Losses" to the Consolidated Financial Statements for additional detail.
Included in nonperforming assets at December 31, 2020 is OREO of $5.0 million, consisting of three foreclosed properties. Included in nonperforming assets at December 31, 2019 was OREO of $1.5 million, consisting of three foreclosed properties. OREO properties are carried at fair value less estimated costs to sell. The increase was due to a foreclosure involving an ultra high-end residential property located in Washington, D.C. The Company is continuing to see softness in the market for ultra high-end residential properties. This is particularly true in light of COVID-19 and the related limitations in marketing residential properties.
It is the Company's policy to generally obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During 2020, there was one OREO sale compared to no sales in 2019.

There is uncertainty regarding the region’s overall economic outlook given lack of clarity over how long COVID-19 will continue to impact our region. Management has been working with customers on payment deferrals to assist companies in managing through this crisis. Through December 31, 2020, we granted approximately 750 temporary modifications representing approximately $1.6 billion in outstanding balances, including 714 temporary modifications representing $1.5 billion that have or are expected to return to pre-modification terms. We have also granted second deferrals totaling $67 million on 33 notes as of December 31, 2020. Of all the deferrals granted only 36 notes amounting to $72 million were outstanding as of December 31, 2020 (approximately 1% of total loans). All loans that received a second deferral were automatically downgraded and added to our watch list to raise visibility within the loan portfolio. Additionally, none of the deferrals are reflected in the Company’s asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDRs. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board. Other loan portfolio areas of concern and additional COVID-19 loan related matters are discussed below.
The following table details the deferrals discussed above as of December 31, 2020:

Industry/Collateral Type	Number of Notes	Total Outstanding (in millions)	Deferred Note Count	Total Deferred Outstanding (in millions)	Percentage Outstanding Deferred	Weighted Avg LTV of RE Collateral	Average Loan Size (in millions)
Hotels	43	$529	—	$—	—%	N/A	N/A
Transportation & Warehousing	60	171	29	38	22%	70%	$1.3
Restaurants	393	238	2	5	2%	75%	2.5
Retail	139	276	1	4	1%	75%	4
Other Real Estate	911	3,688	2	6	>0.5%	44%	3
Healthcare	197	274	1	19	7%	87%	19
Art/Entertainment/Recreation	66	139	0	—	—%	N/A	N/A
Other	3,138	2,445	1	0.4	>0.5%	68%	0.5
Total	4,947	$7,760	36	$72.4	1%	N/A	N/A

The following table shows the amounts and relevant ratios of nonperforming assets at the dates indicated:

(dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual Loans:
Commercial	$15,352	$14,928	$7,115	$3,493	$2,521
Income producing - commercial real estate	18,879	9,711	1,766	832	10,508
Owner occupied - commercial real estate	23,158	6,463	2,368	5,501	2,093
Real estate mortgage - residential	2,932	5,631	1,510	775	555
Construction - commercial and residential	206	11,509	3,031	2,052	2,072
Construction - C&I (owner occupied)	—	—	—	—	—
Home equity	416	487	487	494	—
Other consumer	—	—	—	91	126
Accrual loans-past due 90 days	—	—	—	—	—
Total nonperforming loans (1)(2)	60,943	48,729	16,277	13,238	17,875
Other real estate owned	4,987	1,487	1,394	1,394	2,694
Total nonperforming assets	$65,930	$50,216	$17,671	$14,632	$20,569

Coverage ratio, allowance for credit losses to total nonperforming loans	179.80%	151.16%	429.72%	489.20%	330.49%
Ratio of nonperforming loans to total loans	0.79%	0.65%	0.23%	0.21%	0.31%
Ratio of nonperforming assets to total assets	0.59%	0.56%	0.21%	0.20%	0.30%

(1) At December 31, 2020, nonaccrual loans reported in the table above included two loans totaling approximately $6.3 million which migrated from performing troubled debt restructuring.
(2) Gross interest income of $3.7 million and $3.0 million would have been recorded for 2020 and 2019, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $679 thousand and $630 thousand at December 31, 2020 and 2019, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
Other Earning Assets
Residential mortgage loans held for sale amounted to $88.2 million at December 31, 2020 compared to $56.7 million at December 31, 2019. The Company’s general practice is to originate and sell such loans only on a “servicing released” basis in order to enhance noninterest income. See the “Business” section for a description of the Bank’s residential mortgage lending and sales activities.
BOLI is utilized by the Company in accordance with income tax regulations as part of the Company’s financing of its benefit programs. At December 31, 2020, this asset amounted to $76.7 million as compared to $75.7 million at December 31, 2019, which reflected the increase in cash surrender value of the policies during 2020. Refer to Note 19 to Consolidated Financial Statements for further detail.
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
For 2020, excess servicing fees of $666 thousand were recorded and $228 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2020, the balance of excess servicing fees was $946 thousand. For 2019, excess servicing fees of $175 thousand were recorded and $246 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2019, the balance of excess servicing fees was $507 thousand.
In connection with the acquisitions of Fidelity in 2008 and Virginia Heritage in 2014, the Company allocated a portion of the purchase price to core deposit intangibles, based upon an independent evaluation, and which is included in intangible assets, on the Consolidated Balance Sheets. The amount of the core deposit intangible relating to the Fidelity and Virginia Heritage acquisitions was fully amortized at December 31, 2020, as a component of other noninterest expense.
In 2008, the Company recorded an unidentified intangible asset (goodwill) incident to the acquisition of Fidelity of $2.2 million. In 2014, the Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Virginia Heritage of approximately $102 million.
As of June 30, 2020, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. As of June 30, 2020, a triggering event was deemed to have occurred as a result of COVID-19 and, accordingly, a step one assessment was performed by comparing the fair value of the reporting unit with its carrying amount (including goodwill). Determining the fair value of a reporting unit under the goodwill impairment test is subjective and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparable factors. Based on the results of the assessment of the reporting unit, the Company concluded that no impairment existed as of June 30, 2020. The Company determined that there were no triggering events and an impairment analysis was not performed as of September 30, 2020. An impairment analysis was performed during the fourth quarter as part of our regularly scheduled annual impairment testing and again found no impairment existed. Future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Refer to Note 7 to the Consolidated Financial Statements for information on the initial and current carrying values as well as additions and amortization.
Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, and savings accounts. Additionally, the Bank obtains certificates of deposits from the Washington, D.C. metropolitan area. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms.
For the year ended December 31, 2020, total deposits increased by $2.0 billion or 27% compared to the same period in 2019. Noninterest bearing deposits increased $745.0 million or 36% to $2.8 billion at December 31, 2020 as compared to $2.1 billion at December 31, 2019, while interest bearing deposits increased by $1.4 billion, or 31%. Within interest bearing deposits, money market and savings accounts collectively amounted to $4.6 billion at December 31, 2020, or 51% of total deposits, as compared to $3.0 billion, or 42% of total deposits, at December 31, 2019, an increase of $1.6 billion, or 54%.
Average total deposits for the year ended December 31, 2020 were $8.5 billion, as compared to $7.2 billion for the same period in 2019, an 18% increase.
Approximately 11% of the Bank’s deposits at December 31, 2020 ($977.8 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 18% at December 31, 2019 ($1.3 billion).
The following table sets forth the maturities of time deposits with balances of $250 thousand or more, which represents 11% and 5% of total deposits as of December 31, 2020 and 2019, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table in the “Net Interest Income and Net Interest Margin” section for the average rates paid on interest-bearing deposits. Time deposits of $250 thousand or more can be more volatile and more expensive than time deposits of less than $250 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.

Time deposits $250,000 or more
(dollars in thousands)	2020	2019
Three months or less	$201,312	$63,099
More than three months through twelve months	325,329	197,141
Over twelve months	451,119	90,361
Total	$977,760	$350,601
From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including IntraFi. Additionally, the Bank participates in the CDARS and the ICS products, which provides for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The total of reciprocal deposits at December 31, 2020 was $790.0 million (9% of total deposits) as compared to $502.9 million at December 31, 2019 (7% of total deposits). These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. The Bank also is able to obtain one way CDARS deposits and participates in IntraFi’s Insured Network Deposit, (“IND”). The Bank had $1.3 billion and $533.1 million of “IND” brokered deposits as of December 31, 2020 and 2019, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.
At December 31, 2020, total deposits included $2.4 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 26% of total deposits. At December 31, 2019, total brokered deposits (excluding the CDARS and ICS two-way) were $1.8 billion, or 25% of total deposits.

At December 31, 2020, the Company had $2.8 billion in noninterest bearing demand deposits, representing 31% of total deposits. This compared to $2.1 billion of noninterest bearing demand deposits at December 31, 2019 or 29% of total deposits. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.
As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $26.7 million at December 31, 2020 compared to $31.0 million at December 31, 2019. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at December 31, 2020 and 2019. At December 31, 2020, the Company had $300.0 million of FHLB advances borrowed as part of the overall asset liability strategy. The Company had $250.0 million FHLB advances outstanding as of December 31, 2019. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.
Long-term borrowings outstanding at December 31, 2020 and December 31, 2019 consisted of the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the Company’s subordinated notes, please refer to Note 13 to the Consolidated Financial Statements, as well as the “Capital Resources and Adequacy” section below. Additionally, long-term borrowings consisted of FHLB advances with maturities over one year, which amounted to $50 million at December 31, 2020 and $0 at December 31, 2019.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2019 AND 2018
For the year ended December 31, 2019, the Company’s net income was $142.9 million, a 6% decrease as compared to $152.3 million. For the year ended December 31, 2019, net income was $4.18 per basic and diluted common share as compared to $4.44 per basic common share and $4.42 per diluted common share for 2018, a 6% decrease in basic and 5% decrease in diluted earnings per share for the full year of 2019 as compared to 2018.
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

The Company’s earnings were largely dependent on net interest income, the difference between interest income and interest expense, which represented 93%% of total revenue (defined as net interest income plus noninterest income) for both the full year of 2019 and 2018, respectively.

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

For 2019, in spite of competitive factors, the Company was able to maintain its loan portfolio yields relatively close to 2018 levels (5.45% as compared to 5.54%) due to disciplined loan pricing practices. For the year ended December 31, 2019, the net interest spread decreased by 43 basis points (to 3.05% from 3.48%) as compared to 2018, due primarily to an increase in the average cost of interest bearing liabilities. The cost of interest bearing liabilities increased in 2019 largely as a result of interest rate increases by the FOMC in mid to late 2018 and increased competition for deposits within our market area, though funding costs started to moderate in the second half of 2019, as the market rate cuts passed through to the liability base.

Overall, the Company believed its deposit mix and cost of funds remained favorable across 2018 and 2019. The benefit of noninterest sources funding earning assets increased by 10 basis points to 72 basis points for the year ended December 31, 2019 as compared to 62 basis points for the year ended December 31, 2018 as a result of a favorable mix of noninterest bearing deposits. The percentage of average noninterest deposits relative to average total deposits was 31% for the full year 2019 compared to 33% for the same period in 2018. The combination of a 43 basis point decrease in the net interest spread and a 10 basis point increase in the value of noninterest sources resulted in the 33 basis point decrease in the net interest margin for the year ended December 31, 2019 as compared to the same period in 2018.

Net interest income in 2019 was $324.0 million compared to $317.0 million in 2018. For the year ended December 31, 2019, net interest income increased 2% over the same period for 2018. Average loans increased $694.8 million (10%) and average deposits increased by $787.1 million (12%). The net interest margin was 3.77% for the year ended December 31, 2019, as compared to 4.10% for the same period in 2018. The Company was able to maintain its loan yields in 2019 relatively close to 2018 levels due to disciplined loan pricing practices, and was able to manage its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. In spite of margin compression, the Company believed its net interest margin remains were favorable as compared to its peer banking companies across 2018 and 2019.

The provision for credit losses was $13.1 million for the year ended December 31, 2019 as compared to $8.7 million for the year ended December 31, 2018. Net charge-offs of $9.4 million during 2019 represented 0.13% of average loans, excluding loans held for sale, as compared to $3.5 million or 0.05% of average loans, excluding loans held for sale, in 2018. Net charge-offs during 2019 were attributable primarily to commercial real estate ($5.0 million) and commercial loans ($4.5 million). At December 31, 2019, the ACL represented 0.98% of loans outstanding, as compared to 1.00% at December 31, 2018. The ACL represented 151% of nonperforming loans at December 31, 2019, as compared to 430% at December 31, 2018.

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

Total noninterest income for the year ended December 31, 2019 was $25.7 million as compared to $22.6 million for the year ended December 31, 2019, a 14% increase due to $2.7 million higher gains on sale of residential mortgage loans, $1.4 million higher gain on sale of investment securities, partially offset by $767 thousand lower service charges on deposits.

For the year ended December 31, 2019, service charges on deposit accounts decreased $767 thousand to $6.2 million from $7.0 million for the same period in 2018, a decrease of 11%, due primarily to a lower volume of insufficient funds charges.

Gain on sale of loans consisted of gains on the sale of SBA and residential mortgage loans. For the year ended December 31, 2019, gain on sale of loans increased from $6.0 million to $8.5 million, an increase of 42%, compared to the same period in 2018.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $309 thousand for the year ended December 31, 2019 compared to $540 thousand for the same period in 2018. Activity in SBA loan sales to secondary markets can vary widely from year to year as seen in 2019 and 2018.

Other income totaled $7.8 million for the year ended December 31, 2019 as compared to $8.0 million for the same period in 2018, a decrease of 3%.

Gain on sale of investments amounted to $1.5 million for the year ended December 31, 2019 compared to $97 thousand for the year ended December 31, 2018.

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

Legal, accounting and professional fees and expenses for the year ended December 31, 2019 increased to $12.2 million from $9.7 million in 2018, a 25% increase. The increased expenses were primarily associated with legal fees and expenditures associated with governmental investigations and related subpoenas and document requests.

FDIC insurance decreased $306 thousand to $3.2 million for the year ended December 31, 2019, a decrease of 9% compared to 2018, due to one time premium credits in the second and third quarters of 2019 due to the deposit insurance fund exceeding regulatory levels partially offset by premiums on a larger deposit base.

Other expenses increased to $16.0 million for the year ended December 31, 2019 from $15.8 million for the same period in 2018, an increase of 1%. The major components of cost in this category included broker fees, franchise tax, core deposit intangible amortization, insurance expenses, and director compensation. Cost control was and remains a significant operating objective of the Company, which helped to contribute to the minimal increase year-over-year between 2019 and 2018.

The Company recorded income tax expense of $53.8 million in 2019 compared to $51.9 million in 2018, resulting in an effective tax rate of 27.4% and 25.4%, respectively. The higher effective tax rate for 2019 was due primarily to a decrease in federal tax credits, an increase in nondeductible expenses, and adjustments related to the completion of the 2018 tax returns.

Total assets at December 31, 2019 were $9.0 billion a 7% increase as compared to $8.39 billion at December 31, 2018. Total loans (excluding loans held for sale) were $7.5 billion at December 31, 2019, an 8% increase as compared to $6.99 billion at December 31, 2018. Loans held for sale amounted to $56.7 million at December 31, 2019 as compared to $19.3 million at December 31, 2018, a 195% increase. The investment portfolio totaled $843.4 million at December 31, 2019, an 8% increase from $784.1 million at December 31, 2018.

Total borrowed funds (excluding customer repurchase agreements) were $467.7 million at December 31, 2019 and $217.3 million at December 31, 2018, a 115% increase due to the $250.0 million in FHLB advances that had been outstanding as of December 31, 2019. Total shareholders’ equity at December 31, 2019 increased 7%, to $1.2 billion from $1.1 billion at December 31, 2018. The increase in shareholders’ equity from December 31, 2018 was primarily due to increased retained earnings. During 2019 and 2018, growth in retained earnings has enhanced the Company’s capital position well in excess of regulatory requirements.

The total risk based capital ratio was 16.20% at December 31, 2019, as compared to 16.08% at December 31, 2018. In addition, the tangible common equity ratio was 12.22% at December 31, 2019, compared to 12.11% at December 31, 2018. The ratio of common equity to total assets was 13.25% at December 31, 2019 as compared to 13.22% at December 31, 2018.

Interest bearing deposits with banks and other short-term investments amounted to $195.4 million at December 31, 2019 as compared to $303.2 million at December 31, 2018. These short term investments represented liquid funds that were held at the Federal Reserve to meet future loan demand, to fund future increases in investment securities and to meet other general liquidity needs of the Company. The Bank also holds a time deposit amounting to $1.6 million at both December 31, 2019 and 2018.

Loan growth over the past year has been favorable, with loans outstanding reaching $7.5 billion at December 31, 2019, an increase of $554 million or 8% as compared to $6.99 billion at December 31, 2018. The bank's continued strong financial performance over the last twelve months has remained relatively flat due to the Bank's dedication to our relationship-first strategy of supporting the needs of the markets we serve and working with our existing clients.

The ACL represented 0.98% of total loans at December 31, 2019 as compared to 1.00% at December 31, 2018. At December 31, 2019, the allowance represented 151% of nonperforming loans as compared to 430% at December 31, 2018. The decline in the ratio of the allowance for loan losses to total loans was due to a higher percentage increase in loans outstanding as compared to the allowance growth. The decrease in the allowance coverage ratio was due to a higher percentage increase in nonperforming loans as compared to the allowance growth. The majority of nonperforming loans are believed to be adequately secured by real estate.

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

The Company had no accruing loans 90 days or more past due at December 31, 2019 or December 31, 2018. During both 2019 and 2018, management was attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believed, based on its loan portfolio risk analysis, that its ACL at 0.98% of total loans at December 31, 2019, was adequate to absorb potential credit losses within the loan portfolio at that date. Total nonperforming loans amounted to $48.7 million at December 31, 2019, representing 0.65% of total loans, compared to $16.3 million at December 31, 2018, representing 0.23% of total loans. The majority of nonperforming loans were believed to be adequately secured by real estate.

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

For the year ended December 31, 2019, total deposits increased by $250.1 million or 4% compared to the same period in 2018. Noninterest bearing deposits decreased $39.9 million or 2% to $2.06 billion at December 31, 2019 as compared to $2.10 billion at December 31, 2018, while interest bearing deposits increased by $290.0 million, or 6%. Within interest bearing deposits, money market and savings accounts collectively amounted to $3.0 billion at December 31, 2019, or 42% of total deposits, as compared to $2.95 billion, or 42% of total deposits, at December 31, 2018, an increase of $63.6 million, or 2%.

Approximately 18% of the Bank’s deposits at December 31, 2019 ($3.0 billion) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 19% at December 31, 2018 ($1.33 billion).

At December 31, 2019, total deposits included $1.80 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 25% of total deposits. At December 31, 2018, total brokered deposits (excluding the CDARS and ICS two-way) were $1.36 billion, or 19% of total deposits.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at December 31, 2019 and 2018. At December 31, 2019, the Company had $350.0 million of FHLB advances borrowed as part of the overall asset liability strategy and to support loan growth. The Company did not have FHLB advances outstanding as of December 31, 2018.

Long-term borrowings outstanding at December 31, 2019 and December 31, 2018 include the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 21 to the Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2020 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity (1)	$8,211,443	$—	$—	$—	$8,211,443
Time deposits (1)	526,641	376,825	74,294	—	$977,760
Borrowed funds (2)	326,726	—	70,000	200,000	$596,726
Operating lease obligations	8,342	12,741	9,283	9,500	$39,866
Outside data processing (3)	4,592	8,190	1,677	—	$14,459
George Mason sponsorship (4)	675	1,350	1,363	6,775	$10,163
D.C. United (5)	820	844	—	—	$1,664
LIHTC investments (6)	5,343	2,070	672	676	$8,761
Other (7)	$—	$2,000	$—	$—	$2,000
Total	$9,084,582	$404,020	$157,289	$216,951	$9,862,842
(1)Excludes accrued interest payable at December 31, 2020.
(2)Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.
(3)The Bank has outstanding obligations under its current core data processing contract that expire in June 2024 and one other vendor arrangement that relates to network infrastructure and data center services that expires in December 2021.
(4)The Bank has the option of terminating the George Mason agreement at the end of contract years 10 and 15 (that is, effective June 30, 2025 or June 30, 2030). Should the Bank elect to exercise its right to terminate the George Mason contract, contractual obligations would decrease $3.5 million and $3.6 million for the first option period (years 11-15) and the second option period (16-20), respectively.
(5)Marketing sponsorship agreement with D.C. United.
(6)Low Income Housing Tax Credits (“LIHTC”) expected payments for unfunded affordable housing commitments.
(7)As disclosed in the 8-K dated January 25, 2021, pursuant to the executed stipulation of settlement of the demand litigation, the Company has agreed to invest an additional $2 million incremental spend above 2020 levels by the end of 2023 to enhance its corporate governance, and risk and compliance controls and infrastructure.
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
Loan commitments outstanding and lines and letters of credit at December 31, 2020 and 2019 are as follows:

(dollars in thousands)	2020	2019
Unfunded loan commitments	$2,175,271	$2,176,641
Unfunded lines of credit	107,683	86,426
Letters of credit	70,779	69,723
Total	$2,353,733	$2,332,790
Additionally, unfunded loan commitments of $367.7 million as of December 31, 2020 and $49.9 million as of December 31, 2019 were related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 21 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2020 and 2019.
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
Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2020, approximately 63% of the dollar amount of standby letters of credit was collateralized.
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
LIQUIDITY MANAGEMENT

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. Additionally, the Bank can purchase up to $142.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2020 and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.34 billion, against which there was $682 thousand outstanding at December 31, 2020. The Bank also has a commitment at December 31, 2020 from IntraFi to place up to 2.0 billion of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $1.3 billion at December 31, 2020. At December 31, 2020, the Bank was also eligible to make advances from the FHLB up to $1.64 billion based on collateral at the FHLB, of which there were $350 million outstanding as of December 31, 2020. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $600 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.
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
At December 31, 2020, under the Bank’s liquidity formula, it had $3.5 billion of primary and secondary liquidity sources. Management believes the amount is deemed adequate to meet current and projected funding needs.
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
The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company continues to pursue lending opportunities in its commercial real estate portfolio.
Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal policy limits for regulatory capital ratios that are in excess of well capitalized ratios (as defined in the section “Regulation” above).
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
At December 31, 2020, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt, and the qualifying portion of the ACL, and for the Company to a limited extent, excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET 1 ratio is the Tier 1 capital ratio but excluding preferred stock.
The Federal Reserve Board and the other federal banking agencies have adopted the Basel III Rules to implement the Basel III capital guidelines for U.S. banks. The capital rules require a CET1 ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. See the “Regulation” section for additional information regarding regulatory capital requirements.
The Company’s capital ratios were all well in excess of guidelines established by the Federal Reserve Board and the Bank’s capital ratios were in excess of those required to be classified as a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company’s and Bank’s capital ratios at December 31, 2020 and December 31, 2019 are shown in Note 22 to the Consolidated Financial Statements.
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
During the year ended December 31, 2020, the Company's net interest income decreased by 1%, as a result of compression in the net interest margin largely offset by growth in average earnings assets. The Company believes it is able to continue to manage its overall interest rate risk position to a moderate level.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage-backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the year ended December 31, 2020, the average investment portfolio balances increased by 17% as compared to balances at December 31, 2019, in the effort to maintain the overall proportion of AFS securities to total assets, while also prudently managing significant deposit growth that outpaced loan growth. Cash flows from mortgage backed securities and sales of U.S. agency securities were reinvested primarily into a similar combination of mortgage backed securities and agencies. Additional investments have been made in community bank sub-debt and SBA bonds. The percentage mix of municipal securities increased to 9% of total investments at December 31, 2020 from 8% at December 31, 2019, as the focus shifted to shorter duration instruments with more cash flow. The portion of the portfolio invested in mortgage backed securities increased to 72% at December 31, 2020 from 65% at December 31, 2019 while the portion of the portfolio represented in U.S. agency investments decreased from 22% to 16%. Shorter duration floating rate corporate bonds were 3% of total investments at December 31, 2020 and SBA bonds, which are included in mortgage backed securities, were 6% of total investments at December 31, 2020. The duration of the investment portfolio was 3.2 years at December 31, 2020 and 3.4 at December 31, 2019. The lower duration was due to the passage of time and maturity of the bond portfolio and the faster mortgage prepayment environment, mitigated by purchases of a higher mix and dollar amount of longer duration mortgage backed securities and municipal bonds.
In the loan portfolio, the repricing duration was 21 months at December 31, 2020 and 20 months at December 31, 2019, with fixed rate loans amounting to 45% of total loans at December 31, 2020 and 41% at December 31, 2019. Variable and adjustable rate loans comprised 55% of total loans at December 31, 2020 and 59% for 2019. Variable rate loans are generally indexed to either the one month London Interbank Offered Rate (“LIBOR”) or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The duration of the deposit portfolio lengthened to 42 months at December 31, 2020 from 27 months at December 31, 2019. The change since December 31, 2019 was due to measured nonmaturity deposit decay rates extending due to an economic slowdown and a resulting lack of deposit competition as rates fell. The Company experienced $2.0 billion in total deposit growth for the year ended December 31, 2020 as compared to total loan growth of $214.5 million.

While loan growth was impacted in 2020 due to the COVID-19 pandemic, the Company has continued its emphasis on funding loans in its marketplace, and has continued to achieve discplined loan pricing, even at the expense of growing new loans. A disciplined approach to loan pricing has resulted in a loan portfolio yield of 4.66% for the year ended December 31, 2020 as compared to 5.45% for the same period in 2019. In the competitive interest rate environment of 2020, the interest rates on new loan originations have been well below the rates of loan paydowns and payoffs. Additionally, significant amounts of variable and adjustable rate loans have repriced down as market interest rates decreased.

The net unrealized gain before income tax on the investment portfolio was $22.0 million at December 31, 2020 as compared to a net unrealized gain before tax of $4.2 million at December 31, 2019, with $1.8 million of realized net gains recorded during the year ended December 31, 2020. The higher net unrealized gain on the investment portfolio was due primarily to lower interest rates at year end 2020 as compared to year end 2019. At December 31, 2020, the unrealized gain position represented 2% of the portfolio’s book value.
The Company is a party to interest rate swaps as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank’s cost of funds. As of both December 31, 2020 and 2019, the Company had one interest rate swap transaction outstanding that had a notional amount of $100.0 million associated with the Company’s variable rate deposits. The interest rate swap is designated as a cash flow hedge and involves the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments that began in April 2016. The net unrealized loss before income tax on the interest rate swap was $516 thousand at December 31, 2020 as compared to a net unrealized loss before income tax of $202 thousand at December 31, 2019, and is included in accumulated other comprehensive income (net of taxes) on the Consolidated Balance Sheet. The increased unrealized gain in value since year end 2019 was due to the declines in market interest rates.
During the third quarter of 2018, the Company entered into credit RPAs with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative, and have a notional value of $26.9 million as of December 31, 2020. The changes in fair value for these contracts are recognized directly in earnings.
There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.
One of the tools used by the Company to manage its interest rate risk is a static gap analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2020. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed and reviewed by ALCO, but is not herein disclosed. Such analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at December 31, 2020, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.
As quantified in the table below, the Company’s analysis at December 31, 2020 shows a moderate effect on net interest income over the next 12 months, as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter asset and liability durations. The repricing duration of the investment portfolio at December 31, 2020 is 3.2 years, the loan portfolio 1.7 years, the interest bearing deposit portfolio 2.65 years and the borrowed funds portfolio 5.8 years.

The following table reflects the result of simulation analysis on the December 31, 2020 asset and liability balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+14.0	+23.8	+8.1
+300	+9.4	+16.0	+6.4
+200	+5.0	+8.5	+4.7
+100	+1.6	+2.8	+2.8
—	—	—	—
(100)	(1.6)	(2.6)	(11.3)
(200)	(1.9)	(3.2)	(23.6)
The results of simulation analysis are within the relevant policy limits adopted by the Company except for the negative 200 basis point scenario for the market value of portfolio equity, which becomes harder to interpret as assets and liabilities go down to the zero lower bound in the simulation. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400 basis point change. Due to the level of market rates at December 31, 2020, all down interest rate shocks (-100, -200, -300 and -400 basis points) leave the Bank with zero and negative rate instruments and are not considered practical or informative. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at December 31, 2020 are not considered to be excessive. The positive impact of +1.6% in net interest income and +2.8% in net income given a 100 basis point increase in market interest rates at December 31, 2020 compares to +5.1% in net interest income and +8.8 in net income for the same period in 2019 and reflects in large measure the impact of variable and adjustable rate loans that are at floor rates at December 31, 2020 and won’t reprice above floors without more significant rate movements as compared to December 31, 2019.

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
During 2020, largely as a result of the COVID-19 pandemic, the Company experienced sharply lower market interest rates together with significantly higher levels of deposit growth as compared to loan growth. This resulted in extraordinary levels of liquidity which was able to be invested in overnight funds which yielded a weighted average rate over the course of the year of just 0.22%. This event resulted in a decline in the net interest spread. Additionally, while a significant mix of the deposit growth was in noninterest bearing funds, the value of these interest free funds decreased in the lower market rate environment. In this challenging interest rate environment in 2020, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at December 31, 2020 was dissimilar to the interest rate risk position at December 31, 2019. As compared to December 31, 2019, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale increased by $1.5 billion at December 31, 2020, and as noted above, significant amounts of variable rate loans were below floor levels at December 31, 2020.

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

During 2020, average market interest rates declined sharply, and resulted in a flattening of the yield curve. As compared to the year 2019, the average two year U.S. Treasury rate in 2020 decreased by 159 basis points from 1.98% to 0.39%. The average five year U.S. Treasury rate decreased by 142 basis points from 1.96% to 0.53% while the average ten year U.S. Treasury rate decreased by 127 basis points from 2.15% to 0.88%. In that environment, the Company was able to achieve a net interest spread for 2020 of 2.81% compared to 3.05% for the year of 2019. The decline was due primarily to a decrease in the yield on earnings assets, of which higher average liquidity was a significant factor. The Company believes that the change in the net interest spread for the full year 2020 has been consistent with its risk analysis at December 31, 2019. On an annual basis, the Company back-tests the actual change in its net interest spread against expected change and actual market interest rate movements and other factors impacting actual as compared to projected results.
Gap Analysis
Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. Net interest income represented 88% and 92% of the Company’s revenue for the years ended December 31, 2020 and December 31, 2019, respectively. The Company’s net interest margin was 3.19% for the year ended December 31, 2020, as compared to 3.77% for the year ended December 31, 2019. The decline in net interest margin for the year ended December 31, 2020 as compared to the year ended December 31, 2019, was due to increased funding costs from term deposits gathered early in the year, new loan and variable rate loans adjusting downward as market rates fell, exacerbated by a decrease in the average loan to deposit ratio, as the Bank experienced high levels of on balance sheet liquidity.

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
At December 31, 2020, the Company had a positive gap position of approximately $464 million or 4.2% of total assets out to three months and a positive cumulative gap position of $352 million or 3% of total assets out to 12 months; as compared to a positive gap position of approximately $295 million or 3% of total assets out to three months and a positive cumulative gap position of approximately $243 million or 3% of total assets out to 12 months at December 31, 2019. The change in the positive gap position at December 31, 2020, as compared to December 2019, was minimal and contributed to the neutral interest rate risk position of the Company. The change in the gap position at December 31, 2020 as compared to December 31, 2019 is not deemed material to the Company’s overall interest rate risk position. The overall interest rate risk position relies more heavily on simulation analysis, which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.
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

Gap Analysis December 31, 2020 (dollars in thousands)

Repricible in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$129,321	$146,042	$271,885	$183,583	$420,252	$1,151,083
Loans (1)(2)	3,805,449	588,026	1,873,182	739,945	841,815	$7,848,417
Fed funds and other short-term investments	1,780,619	—	—	—	—	$1,780,619
Other earning assets	76,729	—	—	—	—	$76,729
Total	$5,792,118	$734,068	$2,145,067	$923,528	$1,262,067	$10,856,848	260,954	$11,117,802

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$97,582	$272,338	$596,428	$445,919	$1,402,067	$2,814,334
Interest bearing transaction	751,923	—	—	—	—	$751,923
Savings and money market	4,320,186	—	—	—	325,000	$4,645,186
Time deposits	201,312	325,329	376,825	71,164	3,130	$977,760
Customer repurchase agreements and fed funds purchased	26,726	—	—	—	—	$26,726
Other borrowings	—	148,531	—	69,546	350,000	$568,077
Total	$5,397,729	$746,198	$973,253	$586,629	$2,080,197	$9,784,006	92,904	$9,876,910
Gap	$394,389	$(12,130)	$1,171,814	$336,899	$(818,130)	$1,072,842
Cumulative Gap	$364,389	$352,259	$1,524,073	$1,860,972	$1,042,842

Cumulative gap as percent of total assets	3.55%	3.44%	13.98%	17.01%	9.65%

OFF BALANCE-SHEET:
Interest Rate Swaps - Fed Funds based	100,000	(100,000)				$—
Total	$100,000	$(100,000)	$—	$—	$—	$—	$—	$—
Gap	$494,389	$(112,130)	$1,171,814	$336,899	$(818,130)	$1,072,842
Cumulative Gap	$464,389	$352,259	$1,524,073	$1,860,972	$1,042,842
Cumulative gap as percent of total assets	4.45%	3.44%	13.98%	17.01%	9.65%
(1)Includes loans held for sale
(2)Nonaccrual loans are included in the over 60 months category
The sum of federal funds sold, interest bearing deposits with banks and other short-term investments increased by $1.6 billion at December 31, 2020 as compared to December 31, 2019. The Company was able to curtail some short term liabilities at year end 2020 as compared to 2019, but was holding more time deposits that are due to mature and reprice in the 4-12 month time horizon. This change resulted in the cumulative gap position within 12 months decreasing to 3.2% of total assets at December 31, 2020 from 3% of total assets at December 31, 2019.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eagle Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2020, due to the adoption of Accounting Standards Codification ("ASC") Topic 326, Financial Instruments – Credit Losses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses was $109.6 million at December 31, 2020. As described by management in Note 1, the Company adopted ASC Topic 326 Financial Instruments – Credit Losses on January 1, 2020. The allowance is estimated using information about past events, current conditions and reasonable and supportable forecasts. Estimates that can and do change when actual events occur are made for the following components:

•Reserves on pools of loans sharing similar risk characteristics using a lifetime loss rate model adjusted for a reasonable and supportable forecast.
•Reserves on loans that do not share similar risk characteristics are evaluated on an individual basis.
•Incremental reserves on pools of loans sharing similar risk characteristics for any necessary qualitative adjustments.

Estimating an appropriate allowance for credit losses requires management to make certain assumptions about expected losses on loans in the loan portfolio over their remaining contractual life as of the balance sheet date. Significant judgments in estimating the allowance for credit losses include determining:

•The appropriate historical loss experience to use in calculating a lifetime loss rate.
•A reasonable and supportable forecast.
•The nature and amount of qualitative adjustments.

We identified the allowance for credit losses as a critical audit matter. The principal considerations for that determination included management’s judgment necessary in subjectively determining appropriate historical loss experience, specifically the use of peer data, selecting a reasonable and supportable forecast and determining the nature and amount of qualitative adjustments. In turn, auditing management’s judgments around those estimates involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included, among others:
•We evaluated the design and operating effectiveness of controls relating to management’s determination of the allowance for credit losses, including:
•Controls over the development of the allowance for credit losses model, including validation of the model.
•Controls over management’s selection of appropriate historical loss experience.
•Controls over management’s review and approval of the allowance for credit losses, including management’s evaluation of qualitative adjustments that might impact the calculation of the allowance and management’s determination of a reasonable and supportable forecast.
•We evaluated, with the support of specialists, management’s use of peer loss data in calculating historical loss rates by comparing the resulting historical loss experience to a group of the Company’s peers.
•We evaluated management’s application of qualitative adjustments to the allowance for credit losses, which included substantively testing management’s process for developing and applying qualitative factors and assessing relevance of data used to develop factors including evaluating their judgements and assumptions for reasonableness.
•We evaluated, with the support of specialists, management’s selection of a reasonable and supportable forecast and tested the accuracy of the application of that forecast to the lifetime historical loss rate calculation. We also evaluated with the support of specialists, the conceptual design of the credit loss model and the independent model validation.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2016.

Charlotte, North Carolina
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Eagle Bancorp Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eagle Bancorp Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
March 1, 2021

EAGLE BANCORP, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

Assets	December 31, 2020	December 31, 2019
Cash and due from banks	$8,435	$7,539
Federal funds sold	28,200	38,987
Interest bearing deposits with banks and other short-term investments	1,752,420	195,447
Investment securities available-for-sale, at fair value (amortized cost of $1,129,057 and $838,994 and allowance for credit losses of $167 and $0 as of December 31, 2020 and December 31, 2019, respectively).	1,151,083	843,363
Federal Reserve and Federal Home Loan Bank stock	40,104	35,194
Loans held for sale	88,205	56,707
Loans	7,760,212	7,545,748
Less allowance for credit losses	(109,579)	(73,658)
Loans, net	7,650,633	7,472,090
Premises and equipment, net	13,553	14,622
Operating lease right-of-use assets	25,237	27,372
Deferred income taxes	38,571	29,804
Bank owned life insurance	76,729	75,724
Goodwill and intangible assets, net	105,114	104,739
Other real estate owned	4,987	1,487
Other assets	134,531	85,644
Total Assets	$11,117,802	$8,988,719

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$2,809,334	$2,064,367
Interest bearing transaction	756,923	863,856
Savings and money market	4,645,186	3,013,129
Time, $100,000 or more	546,173	663,987
Other time	431,587	619,052
Total deposits	9,189,203	7,224,391
Customer repurchase agreements	26,726	30,980
Other short-term borrowings	300,000	250,000
Long-term borrowings	268,077	217,687
Operating lease liabilities	28,022	29,959
Reserve for unfunded commitments	5,498	—
Other liabilities	59,384	45,021
Total Liabilities	9,876,910	7,798,038

Shareholders’ Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 31,779,663 and 33,241,496, respectively	315	331
Additional paid in capital	427,016	482,286
Retained earnings	798,061	705,105
Accumulated other comprehensive income	15,500	2,959
Total Shareholders’ Equity	1,240,892	1,190,681
Total Liabilities and Shareholders’ Equity	$11,117,802	$8,988,719
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,
(dollars in thousands, except per share data)

	2020	2019	2018
Interest Income
Interest and fees on loans	$368,854	$400,923	$368,606
Interest and dividends on investment securities	18,440	21,037	17,907
Interest on balances with other banks and short-term investments	2,601	7,438	6,616
Interest on federal funds sold	91	232	157
Total interest income	389,986	429,630	393,286
Interest Expense
Interest on deposits	53,566	91,026	60,210
Interest on customer repurchase agreements	293	345	225
Interest on short-term borrowings	1,869	2,298	3,942
Interest on long-term borrowings	12,696	11,916	11,916
Total interest expense	68,424	105,585	76,293
Net Interest Income	321,562	324,045	316,993
Provision for Credit Losses	45,571	13,091	8,660
Provision for Unfunded Commitments	1,380	—	—
Net Interest Income After Provision For Credit Losses	274,611	310,954	308,333

Noninterest Income
Service charges on deposits	4,416	6,247	7,014
Gain on sale of loans	22,089	8,474	5,963
Gain on sale of investment securities	1,815	1,517	97
Increase in the cash surrender value of bank owned life insurance	2,071	1,703	1,507
Other income	15,305	7,758	8,005
Total noninterest income	45,696	25,699	22,586
Noninterest Expense
Salaries and employee benefits	74,440	79,842	67,734
Premises and equipment expenses	15,715	14,387	15,660
Marketing and advertising	4,278	4,826	4,566
Data processing	10,702	9,412	9,714
Legal, accounting and professional fees	16,406	12,195	9,742
FDIC insurance	7,941	3,206	3,512
Other expenses	14,680	15,994	15,783
Total noninterest expense	144,162	139,862	126,711
Income Before Income Tax Expense	176,145	196,791	204,208
Income Tax Expense	43,928	53,848	51,932
Net Income	132,217	142,943	152,276

Earnings Per Common Share
Basic	$4.09	$4.18	$4.44
Diluted	$4.09	$4.18	$4.42
    See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(dollars in thousands)

	2020	2019	2018
Net Income	$132,217	$142,943	$152,276

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	14,422	11,254	(3,841)
Reclassification adjustment for net gains included in net income	(1,363)	(1,101)	(72)
Total unrealized gain (loss) on investment securities	13,059	10,153	(3,913)
Unrealized (loss) gain on derivatives	(1,378)	(2,049)	1,806
Reclassification adjustment for gain (loss) included in net income	860	(870)	(418)
Total unrealized (loss) gain on derivatives	(518)	(2,919)	1,388
Other comprehensive income (loss)	12,541	7,234	(2,525)
Comprehensive Income	$144,758	$150,177	$149,751
    See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands except share data)

	Common		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance January 1, 2018	34,185,163	$340	$520,304	$431,544	$(1,750)	$950,438

Net Income	—	—	—	152,276	—	$152,276
Other comprehensive income, net of tax	—	—	—	—	(1,851)	(1,851)
Stock-based compensation expense	—	—	6,494	—	—	6,494
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	108,201	1	775	—	—	776
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(14,162)	1	(1)	—	—	—
Time based stock awards granted	94,344	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	14,373	—	808	—	—	808
Balance Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI (ASU 2018-02)	—	—	—	674	(674)	—
Balance December 31, 2018	34,387,919	$342	$528,380	$584,494	$(4,275)	$1,108,941

Net Income	—	—	—	142,943	—	$142,943
Other comprehensive loss, net of tax	—	—	—	—	7,234	7,234
Stock-based compensation expense	—	—	7,684	—	—	7,684
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	26,784	—	332	—	—	332
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(15,127)	1	(1)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	17,655	—	—	—	—	—
Time based stock awards granted	112,636	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	16,129	—	782	—	—	782
Cash dividends declared ($0.66 per share)	—	—	—	(22,332)	—	(22,332)
Common stock repurchased	(1,304,500)	(12)	(54,891)	—	—	(54,903)
Balance December 31, 2019	33,241,496	331	482,286	705,105	2,959	1,190,681

Net Income	—	—	—	132,217	—	132,217
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	$—	$—	$(10,931)	$—	(10,931)
Other comprehensive income, net of tax	—	—	—	—	12,541	12,541
Stock-based compensation expense	—	—	5,324	—	—	5,324
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	3,300	—	63	—	—	63
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(28,811)	—	(1)	—	—	(1)
Vesting of performance based stock awards, net of shares withheld for payroll taxes	4,126	—	—	—	—	—
Time based stock awards granted	176,252	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	24,210	—	760	—	—	760
Cash dividends declared ($0.88 per share)	—	—	—	(28,330)	—	(28,330)
Common stock repurchased	(1,640,910)	(16)	(61,416)	—	—	(61,432)
Balance December 31, 2020	31,779,663	$315	$427,016	$798,061	$15,500	$1,240,892
    See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net Income	$132,217	$142,943	$152,276
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	45,571	13,091	8,660
Provision for unfunded commitments	1,380	—	—
Depreciation and amortization	4,696	6,174	6,969
Gains on sale of loans	(22,089)	(8,474)	(5,963)
Gain on MSRs	(667)	—	—
Securities premium amortization (discount accretion), net	8,196	5,186	4,445
Origination of loans held for sale	(1,240,682)	(665,726)	(325,109)
Proceeds from sale of loans held for sale	1,231,273	636,747	337,256
Net increase in cash surrender value of BOLI	(2,071)	(1,703)	(1,507)
Deferred income tax (benefit) expense	(8,332)	(61)	(3,497)
Net gain on sale of other real estate owned	(1,180)	—	—
Net gain on sale of investment securities	(1,815)	(1,517)	(97)
Stock-based compensation expense	5,324	7,684	6,494
Net tax (expense) benefits from stock compensation	118	(48)	110
Increase in other assets	(28,626)	(21,421)	(16,643)
Increase in other liabilities	9,826	19,809	2,061
Net cash provided by operating activities	133,139	132,684	165,455
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(739,955)	(374,648)	(331,884)
Proceeds from maturities of available-for-sale securities	302,471	214,204	93,848
Proceeds from sale/call of available-for-sale securities	124,144	104,785	36,292
Purchases of Federal Reserve and Federal Home Loan Bank stock	(9,160)	(100,939)	(47,872)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	4,250	89,250	60,690
Net increase in loans	(240,911)	(563,771)	(583,393)
Purchase of BOLI	—	(580)	(11,000)
Purchase of annuities	—	(2,589)	—
Proceeds from sale of other real estate owned	4,430	—	—
Purchases of premises and equipment	(2,945)	(2,839)	(1,482)
Net cash used in investing activities	(557,676)	(637,127)	(784,801)
Cash Flows From Financing Activities:
Increase in deposits	1,964,812	250,106	1,120,301
Increase (decrease) in customer repurchase agreements	(4,254)	567	(46,148)
Increase (decrease) in short-term borrowings	50,000	250,000	(325,000)
Increase in long-term borrowings	50,000	—	—
Proceeds from exercise of equity compensation plans	63	332	776
Proceeds from employee stock purchase plan	760	782	808
Common stock repurchased	(61,432)	(54,903)	—
Cash dividends paid	(28,330)	(22,332)	—
Net cash provided by financing activities	1,971,619	424,552	750,737
Net (Decrease) Increase In Cash and Cash Equivalents	1,547,082	(79,891)	131,391
Cash and Cash Equivalents at Beginning of Period	241,973	321,864	190,473
Cash and Cash Equivalents at End of Period	$1,789,055	$241,973	$321,864
Supplemental Cash Flows Information:
Interest paid	$70,183	$105,985	$73,806
Income taxes paid	$37,400	$54,650	$55,200
Non-Cash Investing Activities
Initial recognition of operating lease right-of-use assets	$1,696	$29,574	$—
Transfers from loans to other real estate owned	$6,750	$93	$—
Change in fair value of cash flow hedge	$(904)	$—	$—
Change in fair value of investments	$17,822	$—	$—
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc.
Notes to Consolidated Financial Statements for the Years Ended December 31, 2020, 2019 and 2018:

Note 1 – Summary of Significant Accounting Policies
The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. (the "Parent") and its subsidiaries (together with the Parent, the “Company”) with all significant intercompany transactions eliminated. EagleBank (the “Bank”), a Maryland chartered commercial bank, is the Company’s principal subsidiary. The investment in subsidiaries is recorded on the Company’s books (Parent Only) on the basis of its equity in the net assets of the subsidiary (see Note 26 "Parent Company Financial Information" for further detail). The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“GAAP”) and to general practices in the banking industry. The following is a summary of the significant accounting policies.
Nature of Operations
The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans, the origination of small business loans, and the origination, securitization and sale of multifamily Federal Housing Administration (“FHA”) loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. As of December 31, 2020, the Bank offers its products and services through twenty banking offices, six lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements.
Risks and Uncertainties
The outbreak of COVID-19 and the ongoing pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and has impaired and could continue to impair their ability to fulfill their financial obligations to the Company. The World Health Organization declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The ongoing pandemic has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material adverse impact on the Company’s employees and operations to date, COVID-19 could still potentially create widespread business continuity or credit issues for the Company depending on how much longer the pandemic lasts. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. The CARES Act also created the Paycheck Protection Program (the “PPP”), a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 27, 2020, The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted, which includes additional funding for the PPP. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other follow-up legislative and regulatory relief efforts have had and are expected to continue to have a material impact on the Company’s operations.

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

Asset valuation

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. The ongoing COVID-19 pandemic has caused and could continue to cause prolonged volatility and potential declines in the Company’s stock price.

As of June 30, 2020, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of the only reporting unit was less than its carrying amount. As of June 30, 2020, a triggering event was deemed to have occurred as a result of COVID-19 and, accordingly, a step one assessment was performed by comparing the fair value of the reporting unit with its carrying amount (including goodwill). Determining the fair value of a reporting unit under the goodwill impairment test is subjective and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparable factors. Based on the results of the assessment of the reporting unit, the Company concluded that no impairment existed as of June 30, 2020. The Company determined that there were no triggering events as of September 30, 2020 and an impairment analysis was not performed. An impairment analysis was performed during the fourth quarter (as of December 31, 2020) as part of our regularly scheduled annual impairment testing and again found no impairment existed. Future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Lending operations and accommodations to borrowers

In response to the COVID-19 pandemic and consistent with regulatory guidance, we have also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. At December 31, 2020, the Company had no accruing loans 90 days or more past due. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of December 31, 2020, we had ongoing temporary modifications on 36 loans representing approximately $72 million (approximately 0.9% of total loans) in outstanding balances. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e., non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend GAAP requirements to treat such short-term loan modifications as troubled debt restructurings ("TDRs"). Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board. The Company actively participates in the PPP, administered by the Small Business Administration (“SBA”). The PPP loans originated by the Bank generally have a two-year term and earn interest at 1% plus fees. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2020, PPP loans totaled $454.8 million to just over 1,400 businesses. The Company understands that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charges to earnings.

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

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest bearing deposits with other banks that have an original maturity of three months or less.
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
The Company’s current practice is to sell residential mortgage loans held for sale on a servicing released basis, and, therefore, it has no intangible asset recorded in the normal course of business for the value of such servicing as of December 31, 2020 and December 31, 2019.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes either or both “best efforts” and “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor. The investor commits to a price, representing a premium on the day the borrower commits to an interest rate, that it will purchase the loan from the Company if the loan to the underlying borrower closes with the intent that the buyer/investor has assumed the interest rate risk on the loan as the Company protects itself from changes in interest rates. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, very little gain or loss should occur on the interest rate lock commitments.

Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage-backed securities, whereby the Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, carried on the Consolidated Balance Sheet within other assets or other liabilities with changes in fair value recorded in other income within the Consolidated Statements of Income. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions. The gross gains on loan sales are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

In circumstances where the Company does not deliver the whole loan to an investor, but rather elects to retain the loan in its portfolio, the loan is transferred from held for sale to loans at fair value at the date of transfer.
The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an excess servicing asset, which is computed on a loan by loan basis with the unamortized amount being included in intangible assets in the Consolidated Balance Sheets. This excess servicing asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other income in the Consolidated Statements of Income.
The Company originates multifamily FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (”Ginnie Mae”) MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and periodically bundles and sells the servicing rights. When servicing is retained on multifamily FHA loans securitized and sold, the Company computes an excess servicing asset on a loan by loan basis with the unamortized amount being included in Intangible assets in the Consolidated Balance Sheets. Unamortized multifamily FHA MSRs totaled $807 thousand as of December 31, 2020 and $310 thousand as of December 31, 2019.
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
Investment Securities
The Company has no securities classified as trading or as held-to-maturity. Securities available-for-sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, current market conditions, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses, other than impairment losses, being reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of deferred income tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income in the Consolidated Statements of Income.
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
For the impairment of investment securities please see "Allowance for Credit Losses - Available-for-Sale Debt Securities" below.
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
Management considers individual loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are evaluated for impairment in accordance with the Company’s portfolio monitoring and ongoing risk assessment procedures. Management considers the financial condition of the borrower, cash flow of the borrower, payment status of the loan, and the value of the collateral, if any, securing the loan. Generally, individually assessed loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer type loans which are evaluated collectively for impairment and are generally placed on nonaccrual when the loan becomes 90 days past due as to principal or interest. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (90 days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided solely by the collateral. In appropriate circumstances, interest income on individually assessed loans may be recognized on a cash basis.
Allowance for Credit Losses

On January 1, 2020, we adopted ASC 326 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC 326”), which replaced the incurred loss methodology for determining our provision for credit losses and allowance for credit losses ("ACL") with an expected loss methodology that is referred to as the current expected credit loss ("CECL") model. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and held-to-maturity (“HTM”) debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASC 842 "Leases". In addition, ASC 326 changed the accounting for available-for-sale (“AFS”) debt securities. One such change is to require credit-related impairments to be recognized as an ACL rather than as a write-down of the securities amortized cost basis when management does not intend to sell or believes that it is not more than likely that they will be required to sell the securities prior to recovery of the securities amortized cost basis. We adopted ASC 326 using the modified retrospective method. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company does not own HTM investment debt securities.
The following table illustrates the impact of ASC 326.

	January 1, 2020
(dollars in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Loans
Commercial	$1,545,906	$1,545,906	$—
Income producing - commercial real estate	3,702,747	3,702,747	—
Owner occupied - commercial real estate	985,409	985,409	—
Real estate mortgage - residential	104,221	104,221	—
Construction - commercial and residential	1,035,754	1,035,754	—
Construction - C&I (owner occupied)	89,490	89,490	—
Home equity	80,061	80,061	—
Other consumer	2,160	2,160	—
Allowance for credit losses on loans	$(84,272)	$(73,658)	$(10,614)
Liabilities: Reserve for Unfunded Commitments	$(4,118)	$—	$(4,118)
The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	For the Year Ended
(dollars in thousands)	December 31, 2020	December 31, 2019
Provision for credit losses- loans	$45,404	$13,091
Provision for credit losses- AFS debt securities	167	—
Total provision for credit losses	$45,571	$13,091

Allowance for Credit Losses- Loans
The ACL is an estimate of the expected credit losses in the loans held for investment portfolio.
ASC 326 replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged- off.
Reserves on loans that do not share risk characteristics are evaluated on an individual basis (nonaccrual, TDR). Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not assigned an individual reserve, is segregated by call report codes and a loan-level probability of default (“PD”) / Loss Given Default (“LGD”) cash flow method with and using an exposure at default (“EAD”) model. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments.
The Company uses regression analysis of historical internal and peer data (as Company loss data is insufficient) to determine suitable credit loss drivers to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD will be impacted by different forecasted levels of the loss drivers.
A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in reserve for unfunded commitments (“RUC”) on the Consolidated Balance Sheets. For periods beyond which we are able to develop reasonable and supportable forecasts, we revert to the historical loss rate on a straight-line basis over a twelve-month period.

The Company uses a loan-level PD/LGD cash flow method with an EAD model to estimate expected credit losses. In accordance with ASC 326, expected credit losses are measured on a collective (pooled) basis for financial assets with similar risk characteristics. The bank groups collectively assessed loans using a call report code. Some unique loan types, such as PPP loans, are grouped separately due to their specific risk characteristics.

For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, PD rates, and LGD rates. The modeling of expected prepayment speeds is based on historical internal data. EAD is based on each instrument's underlying amortization schedule in order to estimate the bank's expected credit loss exposure at the time of the borrower's potential default.
For our cash flow model, management utilizes and forecasts regional unemployment by using a national forecast and estimating a regional adjustment based on historical differences between the two as the loss driver over our reasonable and supportable period of two years and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. In 2020, COVID-19 negatively impacted unemployment projections, which inform our CECL economic forecast and resulted in increased our ACL during 2020. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
The ACL also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk, changes in underwriting standards, experience and depth of lending staff, and trends in delinquencies.
While our methodology in establishing the ACL attributes portions of the ACL and RUC to the separate loan pools or segments, the entire ACL and RUC is available to absorb credit losses expected in the total loan portfolio and total amount of unfunded credit commitments, respectively. Portfolio segments are used to pool loans with similar risk characteristics and align with our methodology for measuring expected credit losses.
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
Income producing – commercial real estate. Income producing commercial real estate loans are comprised of permanent and bridge financing provided to professional real estate owners/managers of commercial and residential real estate projects and properties who have a demonstrated a record of past success with similar properties. Collateral properties include apartment buildings, office buildings, hotels, mixed-use buildings, retail, data centers, warehouse, and shopping centers. The primary source of repayment on these loans is generally expected to come from lease or operation of the real property collateral. Income producing commercial real estate loans are impacted by fluctuation in collateral values, as well as rental demand and rates.
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

Construction – commercial and industrial ("C&I") (owner occupied). The construction C&I (owner occupied) portfolio comprises loans to operating companies and their related entities for new construction or renovation of the real or leased property in which they operate. Generally these loans contain provisions for conversion to an owner occupied commercial real estate or to a commercial loan after completion of construction. Collateral properties include industrial, healthcare, religious facilities, restaurants, and office buildings.
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
We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Special mention loans are those that are currently protected by the sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. These loans have the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inadequately protected by the sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on nonaccrual depending on the circumstances of the individual loans.
Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on nonaccrual.
Classified loans represent the sum of loans graded substandard and doubtful.

The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and in specific reserves assigned on an individual basis as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to management committees, Director’s Loan Committee, the Audit Committee, and the Board of Directors. The committees' reports to the Board are part of the Board's review on a quarterly basis of our consolidated financial statements.
When management determines that foreclosure is probable, and for certain collateral-dependent loans where foreclosure is not considered probable, expected credit losses are based on the estimated fair value of the collateral adjusted for selling costs, when appropriate. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation that a loan will be in a trouble debt restructuring.
We do not measure an ACL on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when loans are placed on nonaccrual status.
Collateral Dependent Financial Assets

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
A loan that has been modified or renewed is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. For further detail on TDRs regarding the CARES Act, please see Note 1 - "Summary of Significant Accounting Principles" - "Impact of COVID."
Allowance for Credit Losses - Available-for-Sale Debt Securities
Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.
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

Changes in the ACL are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectability of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The majority of available-for-sale debt securities as of December 31, 2020 and 2019 were issued by U.S. agencies. However, as of December 31, 2020, the Company determined that part of the unrealized loss positions in AFS corporate and municipal securities could be the result of credit losses, and therefore, an ACL of $167 thousand was recorded. See Note 3 - "Investment Securities" for more information.
We have made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in accrued interest and other assets in the Consolidated Balance Sheets. Available-for-sale debt securities are placed on nonaccrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.

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
The Company records a reserve for unfunded commitments (“RUC”) on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company’s Consolidated Statement of Income. The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in the RUC on the Company’s Consolidated Balance Sheet.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method for financial reporting purposes. Premises and equipment are depreciated over the useful lives of the assets, which generally range from three to seven years for furniture, fixtures and equipment, three to five years for computer software and hardware, and five to twenty years for building improvements. Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statements of Income.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired, including other intangible assets. Other intangible assets include purchased assets and mortgage servicing rights (“MSRs”) that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives. All intangible assets are subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.
Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually or upon the occurrence of a triggering event. The Company has determined that it has a single reporting unit. If the fair values of the reporting unit exceed the book value, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. Any impairment would be recorded through a reduction of goodwill or the intangible and an offsetting charge to noninterest expense. The Company performs impairment testing at any quarter-end when events or changes in circumstances indicate the assets might be impaired, or at least annually as of December 31.
The Company performs a qualitative impairment assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company assesses qualitative factors on a quarterly basis. Based on the assessment of these qualitative factors, if it is determined that it is more likely than not that the fair value of a reporting unit is not less than the carrying value, then performing the impairment process is not necessary. However, if it is determined that it is more likely than not that the carrying value exceeds the fair value a quantified analysis is required to determine whether an impairment exists. Based on the results of qualitative assessments of the reporting unit, the Company concluded that no impairment existed at December 31, 2020. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Interest Rate Swap Derivatives
As required by ASC Topic 815 "Derivatives and Hedging", the Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
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
Income Taxes
The Company employs the asset and liability method of accounting for income taxes as required by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e. temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and limits risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are necessary for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax valuation allowance. In accordance with ASC 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain.
The Company’s policy is to recognize interest and penalties on income taxes in other noninterest expenses. The Company remains subject to examination for income tax returns by the Internal Revenue Service, as well as all of the states where it conducts business, for the years ending after December 31, 2017. There are currently no examinations in process as of December 31, 2020.
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
Stock-Based Compensation
In accordance with ASC Topic 718, “Compensation,” the Company records as salaries and employee benefits expense on its Consolidated Statements of Income an amount equal to the amortization (over the remaining service period) of the fair value of option and restricted stock awards computed at the date of grant. Salary and employee benefits expense on variable stock grants (i.e., performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 17 - "Stock-Based Compensation" for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2020, 2019 and 2018. The Company records the discount from the fair market value of shares issued under its Employee Share Purchase Plan as a component of Salaries and employee benefits expense in its Consolidated Statement of Income.
New Authoritative Accounting Guidance
Accounting Standards Adopted in 2020
In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting and disclosures for loan modifications. Under Accounting Standards Codification ("ASC") 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Agencies confirmed with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance has had, and is expected to continue to have, a material impact on the Company’s financial statements; however, the full extent of such impact cannot be quantified at this time. See Note 4 - "Loans and Allowance for Credit Losses" for further detail.
ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” Under the CECL standard and based on the January 1, 2020 effective date, the Company made an initial adjustment to the ACL of $10.6 million along with $4.1 million to the reserve for unfunded commitments. In accordance with adoption of CECL, the initial January 1, 2020 cumulative-effect adjustment was to retained earnings (net of taxes) under the modified retrospective approach. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to the “Allowance for Credit Losses- Loans”
section above for additional detail.

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350"): Simplifying the Test for Goodwill Impairment, in January 2017. The objective of this guidance is to simplify an entity’s required test for impairment of goodwill by eliminating Step 2 from the goodwill impairment test. In Step 2 an entity measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this Update, an entity should perform its annual or quarterly goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and record an impairment charge for the excess of the carrying amount over the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit and the entity must consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted this standard during the current year and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU 2018-13, "Fair Value Measurement" (Topic 820): The ASU removes, modifies, and adds certain disclosures related to Level 3 investments, including: to disclose changes in unrealized gains and losses, the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. The ASU became effective January 1, 2020 and had no significant impact on the Company's documentation requirements, financial statement or disclosures.

ASU 2020-2 "Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)" ("ASU 2020-2") incorporates SEC SAB 119 (updated from SAB 102) into the Accounting Standards Codification (the "Codification") by aligning SEC recommended policies and procedures with ASC 326. ASU 2020-2 was effective on January 1, 2020 and had no significant impact on the Company's documentation requirements, financial statement or disclosures.

ASU 2020-3 "Codification Improvements to Financial Instruments" ("ASU 2020-3") revised a wide variety of topics in the Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. ASU 2020-3 was effective immediately upon its release in March 2020 and did not have a material impact on the Company's Consolidated Financial Statements.

Accounting Standards Pending Adoption

ASU 2019-12 "Income Taxes (Topic 740)" ("ASU 2019-12") simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. ASU 2019-12 was effective for us on January 1, 2021 and is not expected to have a material impact on our consolidated financial statements for fiscal year 2021.

ASU 2020-4, "Reference Rate Reform (Topic 848)" ("ASU 2020-4") provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/ costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-4 also provides numerous optional expedients for derivative accounting. ASU 2020-4 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-4 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on the Company's business operations and consolidated financial statements.

Note 2 – Cash and Due from Banks
Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank ("FRB") based principally on the type and amount of their deposits. During 2020, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as significant excess reserves, on which interest is paid. The average daily balance maintained in 2020 was $1.1 billion and in 2019 was $307 million. The Company also has deposits with other banks that serve as collateral for derivative positions it holds, totaling $5.1 million at December 31, 2020 and $780 thousand at December 31, 2019.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank ("FHLB") of Atlanta and noninterest bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.

Note 3 – Investment Securities Available-for-Sale
Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for	Estimated Fair Value
(dollars in thousands)				Credit Losses
U. S. agency securities	$181,087	$1,461	$(627)	$—	$181,921
Residential mortgage backed securities	811,328	14,506	(833)	—	825,001
Municipal bonds	102,259	5,872	—	(18)	108,113
Corporate bonds	34,383	1,624	(8)	(149)	35,850
	$1,129,057	$23,463	$(1,468)	$(167)	$1,150,885

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. agency securities	$180,228	$621	$(1,055)	$179,794
Residential mortgage backed securities	541,490	4,337	(1,975)	543,852
Municipal bonds	71,902	2,034	(5)	73,931
Corporate bonds	10,530	203	—	10,733
U.S. Treasury	34,844	11	—	34,855
	$838,994	$7,206	$(3,035)	$843,165
In addition, at December 31, 2020 and December 31, 2019, the Company held $40.1 million and $35.2 million in equity securities, respectively, in a combination of FRB and FHLB stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.
The unrealized losses that exist at December 31, 2020 are generally the result of changes in market interest rates and interest spread relationships since original purchases. However, as of December 31, 2020, the Company determined that part of the unrealized loss positions in AFS corporate and municipal securities were due to credit-related events, and therefore, an ACL of $167 thousand was recorded. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.2 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019 are as follows:

		Less than 12 Months		12 Months or Greater		Total
December 31, 2020	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. agency securities	28	$46,412	$67	$41,320	$560	$87,732	$627
Residential mortgage backed securities	35	170,178	782	6,419	51	176,597	833
Corporate bonds	3	5,764	8	—	—	5,764	8
	66	$222,354	$857	$47,739	$611	$270,093	$1,468

		Less than 12 Months		12 Months or Greater		Total
December 31, 2019	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. agency securities	36	$75,159	$439	$51,481	$616	$126,640	$1,055
Residential mortgage backed securities	111	197,794	1,148	90,742	827	288,536	1,975
Municipal bonds	1	1,994	5	—	—	1,994	5
	148	$274,947	$1,592	$142,223	$1,443	$417,170	$3,035
The amortized cost and estimated fair value of investments available-for-sale at December 31, 2020 and 2019 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. agency securities maturing:
One year or less	$53,916	$53,906	$96,332	$96,226
After one year through five years	110,083	110,777	76,121	75,821
Five years through ten years	17,087	17,240	7,775	7,747
Residential mortgage backed securities	811,328	825,001	541,490	543,852
Municipal bonds maturing:
One year or less	4,329	4,348	5,897	5,969
After one year through five years	26,622	28,272	21,416	21,953
Five years through ten years	69,309	73,389	42,589	44,015
After ten years	2,000	2,121	2,000	1,994
Corporate bonds maturing:
One year or less	5,218	5,220	502	508
After one year through five years	22,189	23,267	8,528	8,725
Five years through ten years	6,976	7,511	—	—
After ten years	—	—	1,500	1,500
U.S. treasury	—	—	34,844	34,855
Allowance for credit losses	—	(167)	—	—
	$1,129,057	$1,150,885	$838,994	$843,165
In 2020, gross realized gains on sales of investment securities were $1.9 million and gross realized losses on sales of investment securities were $46 thousand. In 2019, gross realized gains on sales of investment securities were $1.7 million and gross realized losses on sales of investment securities were $153 thousand. In 2018, gross realized gains on sales of investment securities were $391 thousand and gross realized losses on sales of investment securities were $294 thousand.
Proceeds from sales and calls of investment securities for 2020, 2019 and 2018 were $124.1 million, $104.8 million, and $36.3 million, respectively.
The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at December 31, 2020 was $268.4 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of December 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Note 4 – Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized net deferred fees, at December 31, 2020 and 2019 are summarized by type as follows:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,437,433	19%	$1,545,906	20%
PPP loans	454,771	6%	—	—%
Income producing - commercial real estate	3,687,000	47%	3,702,747	50%
Owner occupied - commercial real estate	997,694	13%	985,409	13%
Real estate mortgage - residential	76,592	1%	104,221	1%
Construction - commercial and residential	873,261	11%	1,035,754	14%
Construction - C&I (owner occupied)	158,905	2%	89,490	1%
Home equity	73,167	1%	80,061	1%
Other consumer	1,389	—	2,160	—
Total loans	7,760,212	100%	7,545,748	100%
Less: allowance for credit losses	(109,579)		(73,658)
Net loans	$7,650,633		$7,472,090
Unamortized net deferred fees amounted to $30.8 million and $25.2 million at December 31, 2020 and 2019, of which $30 thousand and $32 thousand at December 31, 2020 and 2019, respectively, represented net deferred costs on home equity loans.
As of December 31, 2020 and 2019, the Bank serviced $124 million and $99 million, respectively, of multifamily FHA loans, SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets.
Loan Origination/Risk Management
The Company’s goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include carefully enforcing loan policies and procedures, evaluating each borrower’s business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. The remainder of the portfolio, representing all loans not assigned an individual reserve, is segregated by call report codes and a loan-level PD/LGD cash flow method using an EAD model is applied. The loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments.

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing. At December 31, 2020, owner occupied commercial real estate and construction – C&I (owner occupied) represent approximately 15% of the loan portfolio while non-owner occupied commercial real estate and real estate construction represented approximately 58% of the loan portfolio. The combined owner and non-owner occupied and commercial real estate loans represented approximately 73% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 85% of all loans being secured or partially secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 19% of the loan portfolio at December 31, 2020 and generally with variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 1% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan, generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.
Approximately 6% of the loan portfolio at December 31, 2020 consists of PPP loans to eligible customers. PPP loans are expected to primarily be repaid via forgiveness provisions (under the CARES Act) from the SBA. These loans are fully guaranteed as to principal and interest by the SBA and ultimately by the full faith and credit of the U.S. Government; as a result, they were approved utilizing different underwriting standards than the Bank's other commercial loans. PPP loans are included in the CECL model but do not carry an allowance for credit loss due to the aforementioned government guarantees.
Approximately 1% of the loan portfolio at December 31, 2020 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.
Approximately 1% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 22 months as December 31, 2020. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.
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

Commercial permanent loans generally are underwritten with a term not greater than 10 years or the remaining useful life of the property, whichever is lower. The preferred term is between five to seven years, with amortization to a maximum of 25 years.
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.4 billion at December 31, 2020. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 61.4% of the outstanding ADC loan portfolio at December 31, 2020. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
The following tables detail activity in the ACL by portfolio segment for the years ended December 31, 2020 and 2019. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction - Commercial and Residential	Home Equity	Other Consumer	Total
Year Ended December 31, 2020
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASC 326	$18,832	$29,265	$5,838	$1,557	$17,485	$656	$25	$73,658
Impact of adopting ASC 326	892	11,230	4,674	(301)	(6,143)	245	17	10,614
Loans charged-off	(12,082)	(4,300)	(20)	(815)	(2,947)	(92)	(3)	(20,259)
Recoveries of loans previously charged-off	130	—	—	—	4	—	28	162
Net loans charged-off	(11,952)	(4,300)	(20)	(815)	(2,943)	(92)	25	(20,097)
Provision for credit losses	18,797	19,190	3,508	579	3,130	230	(30)	45,404
Ending balance	$26,569	$55,385	$14,000	$1,020	$11,529	$1,039	$37	$109,579
At December 31, 2020
Allowance for credit losses:
Individually evaluated for impairment	$7,343	$6,425	$1,241	$330	$103	$—	$—	$15,442
Collectively evaluated for impairment	19,226	48,960	12,759	690	11,426	1,039	37	94,137
Ending balance	$26,569	$55,385	$14,000	$1,020	$11,529	$1,039	$37	$109,579

Year Ended December 31, 2019
Allowance for credit losses:
Balance at beginning of period	$15,857	$28,034	$6,242	$965	$18,175	$599	$72	$69,944
Loans charged-off	(4,868)	(1,847)	—	—	(3,496)	—	(8)	(10,219)
Recoveries of loans previously charged-off	405	26	3	3	354	—	51	842
Net loans (charged-off) recoveries	(4,463)	(1,821)	3	3	(3,142)	—	43	(9,377)
Provision for credit losses	7,438	3,052	(407)	589	2,452	57	(90)	13,091
Ending balance	$18,832	$29,265	$5,838	$1,557	$17,485	$656	$25	$73,658
At December 31, 2019
Allowance for credit losses:
Individually evaluated for impairment	$5,714	$2,145	$415	$650	$100	$100	$—	$9,124
Collectively evaluated for impairment	13,118	27,120	5,423	907	17,385	556	25	64,534
Ending balance	$18,832	$29,265	$5,838	$1,557	$17,485	$656	$25	$73,658
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020:

(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$11,326	$4,026
PPP loans	—	—
Income-producing-commercial real estate	3,193	15,686
Owner occupied - commercial real estate	—	23,159
Real estate mortgage- residential	—	2,932
Construction - commercial and residential	—	206
Home Equity	—	415
Other consumer	—	—
Total	$14,519	$46,424

Credit Quality Indicators
The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company’s primary credit quality indicators is an internal credit risk rating system that categorizes loans into pass, watch, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes which comprise the consumer portfolio segment.
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

The Company’s credit quality indicators are updated on an ongoing basis along with our credits rated watch or below reviews. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2020 and 2019. The December 31, 2020 data is further defined by year of loan origination.

December 31, 2020 (dollars in thousands)	Prior	2016	2017	2018	2019	2020	Total
Commercial
Pass	323,660	111,886	249,541	211,551	164,166	227,095	1,287,899
Watch	31,903	5,315	19,145	21,013	7,740	7,979	93,095
Special Mention	4,969	1,692	8,969	3,385	5,599	2,169	26,783
Substandard	17,679	5,803	1,820	3,525	829	—	29,656
Total	378,211	124,696	279,475	239,474	178,334	237,243	1,437,433
PPP loans							—
Pass	—	—	—	—	—	454,771	454,771

Total	—	—	—	—	—	454,771	454,771
Income producing - commercial real estate							—
Pass	560,915	347,946	397,953	622,276	643,388	512,387	3,084,865
Watch	152,367	62,912	91,636	89,852	44,555	34,195	475,517
Special Mention	213	—	—	—	51,969	—	52,182
Substandard	58,555	800	4,656	4,883	5,542	—	74,436
Total	772,050	411,658	494,245	717,011	745,454	546,582	3,687,000
Owner occupied - commercial real estate							—
Pass	343,371	100,272	111,996	136,644	59,681	49,584	801,548
Watch	16,014	5,011	2,640	10,338	15,501	—	49,504
Special Mention	418	—	—	83,110	19,091	—	102,619
Substandard	28,228	784	1,908	2,048	10,151	904	44,023
Total	388,031	106,067	116,544	232,140	104,424	50,488	997,694
Real estate mortgage - residential							—
Pass	16,310	2,693	10,199	12,746	18,209	10,116	70,273
Watch	1,996	699	—	728	—	—	3,423
Substandard	1,198	1,698	—	—	—	—	2,896
Total	19,504	5,090	10,199	13,474	18,209	10,116	76,592
Construction - commercial and residential							—
Pass	21,290	60,486	266,788	297,480	105,679	71,297	823,020
Watch	929	—	42,751	3,448	—	—	47,128
Special Mention	12	—	—	2,895	—	—	2,907
Substandard	—	—	206	—	—	—	206
Total	22,231	60,486	309,745	303,823	105,679	71,297	873,261
Construction - C&I (owner occupied)							—
Pass	8,278	10,476	6,637	30,340	22,209	40,101	118,041
Watch	3,573	—	2,118	4,935	—	—	10,626
Special Mention	124	—	—	—	14,436	15,678	30,238
Total	11,975	10,476	8,755	35,275	36,645	55,779	158,905
Home Equity							—
Pass	33,226	4,493	8,227	7,827	4,224	12,924	70,921
Watch	1,596	—	—	—	—	—	1,596
Substandard	603	—	—	—	47	—	650
Total	35,425	4,493	8,227	7,827	4,271	12,924	73,167
Other Consumer							—
Pass	929	190	64	74	94	31	1,382
Substandard	7	—	—	—	—	—	7
Total	936	190	64	74	94	31	1,389
Total Recorded Investment	$1,628,363	$723,156	$1,227,254	$1,549,098	$1,193,110	$1,439,231	$7,760,212

(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
December 31, 2019
Commercial	$1,470,636	$38,522	$11,460	$25,288	$—	$1,545,906
Income producing - commercial real estate	3,667,585	16,069	—	19,093	—	3,702,747
Owner occupied - commercial real estate	925,800	53,146	—	6,463	—	985,409
Real estate mortgage - residential	98,228	628	—	5,365	—	104,221
Construction - commercial and residential	1,113,734	—	—	11,510	—	1,125,244
Home equity	78,626	948	—	487	—	80,061
Other consumer	2,160	—	—	—	—	2,160
Total	$7,356,769	$109,313	$11,460	$68,206	$—	$7,545,748
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
The following table presents, by class of loan, information related to nonaccrual loans as of December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Total Nonaccrual Loans
Commercial	$3,263	$12,089	$15,352	$14,928
Income producing - commercial real estate	6,500	12,380	18,880	9,711
Owner occupied - commercial real estate	18,941	4,217	23,158	6,463
Real estate mortgage - residential	1,234	1,697	2,931	5,631
Construction - commercial and residential	—	206	206	11,509
Home equity	416	—	416	487
Total nonaccrual loans (1)(2)	$30,354	$30,589	$60,943	$48,729
(1)Excludes TDRs that were performing under their restructured terms totaling $10.5 million at December 31, 2020, and $16.6 million at December 31, 2019.
(2)Gross interest income of $3.7 million and $3.0 million would have been recorded for 2020 and 2019, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $679 thousand and $630 thousand at December 31, 2020 and 2019, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of December 31, 2020 and 2019.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
December 31, 2020
Commercial	$6,411	$21,426	$—	$27,837	$1,394,244	$15,352	$1,437,433
PPP loans	—	—	—		454,771	—	$454,771
Income producing - commercial real estate	—	51,913	—	51,913	3,616,207	18,880	3,687,000
Owner occupied - commercial real estate	10,630	3,542	—	14,172	960,364	23,158	997,694
Real estate mortgage – residential	1,430	—	—	1,430	72,231	2,931	76,592
Construction - commercial and residential	2,992	340	—	3,332	869,723	206	873,261
Construction - C&I (owner occupied)	—	—	—		158,905	—	$158,905
Home equity	467	4,552	—	5,019	67,732	416	73,167
Other consumer	21	1	—	22	1,367	—	1,389
Total	$21,951	$81,774	$—	$103,725	$7,595,544	$60,943	$7,760,212
December 31, 2019
Commercial	$3,063	$781	$—	$3,844	$1,527,134	$14,928	$1,545,906
Income producing - commercial real estate	—	5,542	—	5,542	3,687,494	9,711	3,702,747
Owner occupied - commercial real estate	13,008	—	—	13,008	965,938	6,463	985,409
Real estate mortgage – residential	3,533	—	—	3,533	95,057	5,631	104,221
Construction - commercial and residential	—	—	—	—	1,113,735	11,509	1,125,244
Home equity	136	192	—	328	79,246	487	80,061
Other consumer	—	9	—	9	2,151	—	2,160
Total	$19,740	$6,524	$—	$26,264	$7,470,755	$48,729	$7,545,748
Pre Adoption of CECL
Loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan was impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. The Bank’s loan policy required that loans be placed on nonaccrual if they were ninety days past-due, unless they were well secured and in the process of collection. Impaired loans, or portions thereof, were charged-off when deemed uncollectible.

The following table presents, by class of loan, information related to impaired loans for the year ended December 31, 2019.

						Average Recorded Investment	Interest Income Recognized
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year To Date	Year To Date
December 31, 2019
Commercial	$15,814	$11,858	$3,956	$15,814	$5,714	$15,682	$270
Income producing - commercial real estate	14,093	2,713	11,380	14,093	2,145	18,133	382
Owner occupied - commercial real estate	7,349	6,388	961	7,349	415	6,107	197
Real estate mortgage - residential	5,631	3,175	2,456	5,631	650	5,638	—
Construction - commercial and residential	11,509	11,101	408	11,509	100	8,211	92
Home equity	487	—	487	487	100	487	—
Other consumer	—	—	—	—	—	—	—
Total	$54,883	$35,235	$19,648	$54,883	$9,124	$54,258	$941
The Company’s recorded investments in loans as of December 31, 2019 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

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
Loan Modifications
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
Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of December 31, 2020, all performing TDRs were categorized as interest-only modifications.
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

In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complies with the CARES Act and ASC 310-40 to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allowed for a deferral of payments for 90 days, which we extended for an additional 90 days for certain loans, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Through December 31, 2020, we granted temporary modifications on approximately 750 loans representing $1.6 billion. These deferrals amounted to 36 loans representing approximately $72.4 million (0.9% of total loans) in outstanding exposure at December 31, 2020 as many deferrals have migrated back to current payments, were placed on watch list or placed on nonaccrual. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.

The following table presents, by class, the recorded investment of loans modified in TDRs held by the Company during the years ended December 31, 2020 and 2019.

	For the Year Ended December 31, 2020
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructurings
Restructured accruing	7	$1,276	$9,183	$13	$—	$10,472
Restructured nonaccruing	3	—	6,342	2,370	—	8,712
Total	10	$1,276	$15,525	$2,383	$—	$19,184

Specific allowance		$733	$2,989	$—	$—	$3,722

Restructured and subsequently defaulted		$—	$6,342	$2,370	$—	$8,712

	For the Year Ended December 31, 2019
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructings
Restructured accruing	7	$885	$14,806	$887	$—	$16,578
Restructured nonaccruing	2	142	—	2,370	—	2,512
Total	9	$1,027	$14,806	$3,257	$—	$19,090

Specific allowance		$—	$1,000	$—	$—	$1,000

Restructured and subsequently defaulted		$—	$7,115	$2,370	$—	$9,485
The Company had ten TDRs at December 31, 2020, totaling approximately $19.2 million, as compared to nine TDRs totaling approximately $19.1 million at December 31, 2019. At December 31, 2020, six of these TDR loans, totaling approximately $10.5 million, were performing under their modified terms, as compared to December 31, 2019, when there were seven performing TDR loans totaling approximately $16.6 million. During 2020, there were two performing TDRs totaling $6.3 million that defaulted on their modified terms that were reclassified to nonperforming loans, as compared to 2019, during which there were three performing TDR loans totaling approximately $9.5 million that defaulted on their modified terms and either charged-off or reclassified to nonperforming loans. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. During 2020, there were two restructured loans totaling approximately $870 thousand which had their collateral property sold and were paid in full and one restructured loan totaling $138 thousand that had previously defaulted that was charged-off. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. During 2020, there were two loans modified in a TDR totaling approximately $572 thousand, as compared to 2019, during which there was one loan totaling approximately $2.3 million modified in a TDR.
Loan Charge Off Criteria
The criteria used to determine if a loan should be considered for charge off relates to its ultimate collectability includes the following:
•All or a portion of the loan is deemed uncollectible;
•Repayment is dependent upon secondary sources, such as liquidation of collateral, other assets, or judgment liens that may require an indefinite time period to collect.
Loans may be identified for charge off in whole or in part based upon an impairment analysis consistent with ASC 326. If all or a portion of a loan is deemed uncollectible, such amount shall be charged off in the month in which the loan or portion thereof is determined to be uncollectible.
Loans approved for nonaccrual status, or charge off, are managed by the Chief Credit Officer or as dictated by the Directors Loan Committee and/or Management Credit Review Committee. The Chief Credit Officer is expected to position the loan in the best possible posture for recovery, including, among other actions, liquidating collateral, obtaining additional collateral, filing suit to obtain judgment or restructuring of repayment terms. A review of charged off loans is made on a monthly basis to assess the possibility of recovery from renewed collection efforts. All charged off loans that are deemed to have the possibility of recovery, whether partial or full, are actively pursued. Charged off loans that are deemed uncollectible will be placed in an inactive file with documentation supporting the suspension of further collection efforts.
In the process of collecting problem loans the Bank may resort to the acquisition of collateral through foreclosure and repossession actions, or may accept the transfer of assets in partial or full satisfaction of the debt. These actions may in turn result in the necessity of carrying real property or chattels as an asset of the Company pending sale.
Purchased Loans
For purchased loans acquired that are not deemed impaired at acquisition, credit marks representing the principal losses expected over the life of the loans are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required ACL for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit mark. The differences between the initial fair value and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated.

(dollars in thousands)	2020	2019
Balance at January 1,	$(975)	$(1,495)
Net reclassifications from nonaccretable yield	—	—
Accretion	370	520
Balance at December 31,	$(605)	$(975)
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
The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2020 and 2019.

(dollars in thousands)	2020	2019
Balance at January 1,	$52,368	$167,884
Additions	30,920	30,153
Repayments	(10,332)	(38,204)
Additions due to Changes in Related Parties	—	9,034
Deletions due to Changes in Related Parties	—	(116,499)
Balance at December 31,	$72,956	$52,368

Note 5 – Premises and Equipment
Premises and equipment include the following at December 31:

(dollars in thousands)	2020	2019
Leasehold improvements	$32,540	$31,462
Furniture and equipment	32,770	30,898
Less accumulated depreciation and amortization	(51,757)	(47,738)
Total premises and equipment, net	$13,553	$14,622
Total depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018, was $4.0 million, $5.8 million and $5.6 million, respectively.
Note 6 – Leases
A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-2 “Leases” (Topic 842) and all subsequent ASUs that modified ASC 842. For the Company, ASC 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.
Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branch offices, ATM locations, and corporate office space. Substantially all of our leases are classified as operating leases, and as such, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of ASC 842, operating lease agreements were required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding lease liability.
As of December 31, 2020, the Company had $25.2 million of operating lease ROU assets and $28.0 million of operating lease liabilities on the Company’s Consolidated Balance Sheet. The Company has elected not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
Our leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and lease liabilities.
As of December 31, 2020, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. As of December 31, 2020, the Company signed two new leases for which occupancy had not yet commenced as of December 31, 2020. The Company oversaw construction of landlord-owned leasehold improvements to prepare the property for its intended use. The Company expects to occupy the leased spaces starting in the first quarter of 2021.
The following table presents lease costs and other lease information.

	Years Ended
(dollars in thousands)	December 31, 2020		December 31, 2019
Lease cost
Operating lease cost (cost resulting from lease payments)	$8,411		$7,829
Variable lease cost (cost excluded from lease payments)	971		1,090
Sublease income	(347)		(348)
Net lease cost	$9,035		$8,571

Operating lease - operating cash flows (fixed payments)	$9,232		$8,542
Right-of-use assets - operating leases	$25,237		$27,372
Weighted average lease term - operating leases	6.20	yrs	4.94	yrs
Weighted average discount rate - operating leases	4.00%		4.00%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020 were as follows:

(dollars in thousands)
Twelve Months Ended:
December 31, 2021	$8,342
December 31, 2022	6,832
December 31, 2023	5,909
December 31, 2024	5,137
December 31, 2025	4,146
Thereafter	9,500
Total Future Minimum Lease Payments	39,866
Amounts Representing Interest	(11,844)
Present Value of Net Future Minimum Lease Payments	$28,022
Note 7 – Intangible Assets
Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

(dollars in thousands)	Gross Intangible Assets	Additions	Accumulated Amortization	FHA MSR Sales	Net Intangible Assets
December 31, 2020
Goodwill	$104,168	$—	$—	$—	$104,168
Core deposit	7,070	—	(7,070)	—	—
Excess servicing (1)	2,478	667	(2,199)	—	946
Non-compete agreements	345	—	(345)	—	—
	$114,061	$667	$(9,614)	$—	$105,114
December 31, 2019
Goodwill	$104,168	$—	$—	$—	$104,168
Core deposit	7,070	—	(7,027)	—	43
Excess servicing (1)	1,465	1,013	(1,971)	—	507
Non-compete agreements	345	—	(324)	—	21
	$113,048	$1,013	$(9,322)	$—	$104,739

(1) The Company recognizes a servicing asset for the computed value of servicing fees on the sale of multifamily FHA loans and the sale of the guaranteed portion of SBA loans. Assumptions related to loan terms and amortization are made to arrive at the initial recorded values, which are included in other assets.
The aggregate amortization expense was $292 thousand, $1.2 million, and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The future estimated annual amortization expense is presented below:

Years Ending December 31:
(dollars in thousands)	Amount
2021	66
2022	66
2023	66
2024	66
2025	66
Thereafter	616
Total annual amortization	$946
Note 8 – Other Real Estate Owned
The activity within OREO for the years ended December 31, 2020 and 2019 is presented in the table below. There were no properties in the process of foreclosure as of December 31, 2020. For the years ended December 31, 2020 and 2019, there was one sale and no sales of OREO, respectively.

	Years Ended December 31,
(dollars in thousands)	2020	2019
Beginning Balance	$1,487	$1,394
Real estate acquired from borrowers	6,750	93
Properties sold	(3,250)	—
Ending Balance	$4,987	$1,487
Note 9 – Mortgage Banking Derivatives
As part of its mortgage banking activities, the Bank enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of mortgage backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments, best efforts, and mandatory delivery contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Bank determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.
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
The fair values of the mortgage banking derivatives are recorded as freestanding assets or liabilities with the change in value being recognized in current earnings during the period of change.

At December 31, 2020 the Bank had mortgage banking derivative financial instruments with a notional value of $367.7 million related to its interest rate lock commitments. The fair value of these mortgage banking derivative instruments at December 31, 2020 was $5.2 million included in other assets. At December 31, 2019 the Bank had mortgage banking derivative financial instruments with a notional value of $71.7 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2019 was $280 thousand included in other assets and $66 thousand included in other liabilities.
Included in gain on sale of loans for the year ended December 31, 2020 and 2019 was a net loss of $309 thousand and a net gain of $186 thousand, respectively, relating to mortgage banking derivative instruments. The amount included in gain on sale of loans for year ended December 31, 2020 and 2019 pertaining to its mortgage banking hedging activities was a net realized gain of $27 thousand and a net realized loss of $116 thousand, respectively.
Note 10 – Other Derivatives
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
As of December 31, 2020 and 2019, the Company had one designated cash flow hedge interest rate swap transaction outstanding associated with the Company's variable rate deposits. The Company recognized $829 thousand in noninterest income during March 2019 due to the termination of two of its interest rate swap transactions as part of the Company’s asset liability strategy as well as declines in market interest rates.
Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates (based on existing interest rates) that $444 thousand will be reclassified as an increase in interest expense.
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

The Company entered into credit risk participation agreements (“RPAs”) with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts in exchange for a fee. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate derivatives. The Company monitors counterparty risk in accordance with the provisions of ASC 815, "Derivatives and Hedging." In addition, the interest rate derivative agreements contain language outlining collateral-pledging requirements for each counterparty.
The designated interest rate derivative agreements detail: 1) that collateral be posted when the market value exceeds certain threshold limits associated with the secured party's exposure; 2) if the Company defaults on any of its indebtedness (including default where repayment of the indebtedness has not been accelerated by the lender), then the Company could also be declared in default on its derivative obligations; and 3) if the Company fails to maintain its status as a well-capitalized institution then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.
As of December 31, 2020, the aggregate fair value of derivative contracts with credit risk contingent features (i.e. containing collateral posting or termination provisions based on our capital status) that was in a net liability position totaled $4.2 million. The aggregate fair value of all derivative contracts with credit risk contingent features that were a net asset position totaled $515 thousand as of December 31, 2019. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2020 the Company posted $1.5 million with its derivative counterparties against its obligations under these agreements because these agreements were in a net liability position. At December 31, 2019, the Company posted $500 thousand with its derivative counterparties against its obligations under these agreements because these agreements were in a net liability position. If the Company had breached any provisions under the agreements at December 31, 2020 or December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

The table below identifies the balance sheet category and fair value of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of December 31, 2020 and December 31, 2019.

(dollars in thousands)	December 31, 2020			December 31, 2019
	Notional Amount	Fair Value	Balance Sheet Category	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments
Interest rate product	$195,065	$3,491	Other Assets	$311	Other Assets
Mortgage banking derivatives	367,708	5,213	Other Assets	280	Other Assets
	$562,773	$8,704	Other Assets	$591	Other Assets
Derivatives designated as hedging instruments
Interest rate product	100,000	$516	Other Liabilities	$206	Other Liabilities
Derivatives not designated as hedging instruments
Interest rate product	$209,830	$3,653	Other Liabilities	$319	Other Liabilities
Other Contracts	26,911	118	Other Liabilities	86	Other Liabilities
Mortgage banking derivatives	—	—	Other Liabilities	66	Other Liabilities
	$236,741	3,771	Other Liabilities	471	Other Liabilities
Net derivatives on the balance sheet		4,287		677
Cash and other collateral(1)		4,168		506
Net derivative Amounts		$119		$171
(1) Collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consist of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.
The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the years ended December 31, 2020 and December 31, 2019.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
	Amount of Gain or (Loss) Recognized in OCI on Derivative Year Ended December 31,			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Year Ended December 31,
Derivatives in ASC 815-20 Hedging Relationships (dollars in thousands)	2020	2019		2020	2019
Derivatives in cash flow hedging relationships
Interest rate products	$(1,510)	$(1,812)	Interest expense	$(1,146)	$1,165
Interest rate products	—	—	Gain on sale of investment securities	—	829
Total	$(1,510)	$(1,812)		$(1,146)	$1,994

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2020 and 2019.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Year Ended December 31,
	2020	2019	2019
	Interest Expense	Interest Expense	Gain on sale of investment securities
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$(1,146)	$1,165	$829

Gain or (loss) on cash flow hedging relationships in ASC 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(1,146)	$1,165
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$829
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	$(1,146)	$1,165	$829

Effect of Derivatives Not Designated as Hedging Instruments on the Statements of Income
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2020	2019
Interest rate products	Other income / (expense)	$153	$(8)
Mortgage banking derivatives	Other income	5,213	280
Other contracts	Other income / (expense)	32	(27)
Total		$5,398	$245
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

Note 11 – Deposits
The following table provides information regarding the Bank’s deposit composition at December 31, 2020 and 2019 as well as the average rate being paid on interest bearing deposits for the month of December 2020 and 2019.

	2020		2019
(dollars in thousands)	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$2,809,334	—	$2,064,367	—
Interest bearing transaction	756,923	0.25%	863,856	0.99%
Savings and money market	4,645,186	0.37%	3,013,129	1.42%
Time, $100,000 or more	546,173	1.08%	663,987	2.55%
Other time	431,587	1.92%	619,052	2.21%
Total	$9,189,203		$7,224,391

The remaining maturity of time deposits at December 31, 2020 and 2019 are as follows:

(dollars in thousands)	2020	2019
Three months or less	$201,312	$260,028
More than three months through twelve months	325,329	538,352
Over twelve months	451,119	484,659
Total	$977,760	$1,283,039
Interest expense on deposits for the years ended December 31, 2020, 2019 and 2018 is as follows:

(dollars in thousands)	2020	2019	2018
Interest bearing transaction	$3,190	$6,491	$3,348
Savings and money market	26,272	50,042	35,534
Time, $100,000 or more	13,464	20,016	17,138
Other time	10,640	14,477	4,190
Total	$53,566	$91,026	$60,210
Related Party deposits totaled $25.7 million and $136.2 million at December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, time deposit accounts in excess of $250 thousand are as follows:

Time deposits $250,000 or more
(dollars in thousands)	2020	2019
Three months or less	$32,967	$63,099
More than three months through twelve months	169,830	197,141
Over twelve months	28,280	90,361
Total	$231,077	$350,601
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
The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company accounts for its affordable housing tax credit investments using the proportional amortization method. The Company’s net affordable housing tax credit investments were $26.1 million and related unfunded commitments were $8.8 million as of December 31, 2020, and are included in Other Assets and Other Liabilities in the Consolidated Balance Sheets.
As of December 31, 2020, the expected payments for unfunded affordable housing commitments were as follows:

Years Ending December 31:
(dollars in thousands)	Amount
2021	5,344
2022	330
2023	1,740
2024	509
2025	163
Thereafter	676
Total unfunded commitments	$8,762

Note 13 – Borrowings
Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2020		2019
(dollars in thousands)	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased	$26,726	0.26%	$30,980	1.18%
Federal Home Loan Bank – current portion	300,000	0.67%	250,000	0.39%
Total	$326,726		$280,980

Average Daily Balance:
Customer repurchase agreements and federal funds purchased	$29,345	1.00%	$30,024	1.15%
Federal Home Loan Bank – current portion	280,126	0.66%	135,699	1.67%
Total	$309,471		$165,723

Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased	$32,987	1.13%	$34,852	0.89%
Federal Home Loan Bank – current portion	300,000	0.67%	440,000	0.92%
Total	$332,987		$474,852

Long-term:
At Year-End:
Subordinated Notes	$220,000	5.42%	$220,000	5.42%
Borrowings	50,000	1.81%	—	—%

Average Daily Balance:
Subordinated Notes	$220,000	5.42%	$220,000	5.42%
Borrowings	50,000	1.81%	—	—%

Maximum Month-end Balance:
Subordinated Notes	$220,000	5.42%	$220,000	5.42%
Borrowings	50,000	1.81%	—	—%
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
The Bank can purchase up to $170 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2020 and can place brokered funds under one-way CDARS and ICS deposits in the amount of $1.5 billion, against which there was $682 thousand outstanding at December 31, 2020. The Bank also has a commitment at December 31, 2020 from IntraFi to place up to $1.5 billion of brokered deposits from its Insured Network Deposits (“IND”) program in amounts requested by the Bank, as compared to an actual balance of $1.3 billion at December 31, 2020. At December 31, 2020, the Bank was also eligible to take advances from the FHLB up to $1.6 billion based on collateral at the FHLB, of which there was $350 million outstanding at December 31, 2020. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $644.6 million, is collateralized with specific loan assets pledged to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.
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
On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “2026 Notes”). The 2026 Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $147.4 million, which includes $2.6 million in deferred financing costs which is being amortized over the life of the 2026 Notes.
On February 26, 2020, the Bank borrowed $50 million dollars under its borrowing arrangement with the Federal Home Loan Bank of Atlanta at a fixed rate of 1.81% with a maturity date of February 26, 2030 as part of the overall asset liability strategy and to support loan growth.
Note 14 – Income Taxes
Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2020	2019	2018
Current federal income tax expense	$40,201	$39,756	$39,498
Current state income tax expense	12,059	14,153	15,931
Total current tax expense	52,260	53,909	55,429

Deferred federal income tax expense (benefit)	(5,212)	78	(2,634)
Deferred state income tax benefit	(3,120)	(139)	(863)
Total deferred tax benefit	(8,332)	(61)	(3,497)

Total income tax expense	$43,928	$53,848	$51,932
We had net deferred tax assets (deferred tax assets in excess of deferred tax liabilities) of $38.6 million and $29.8 million for the years ended at December 31, 2020 and 2019, respectively, which related primarily to our allowance for credit losses, and loan origination fees. Management believes it is more likely than not that all of the deferred tax assets will be realized.

Temporary timing differences between the amounts reported in the Consolidated Financial Statements and the tax bases of assets and liabilities result in deferred taxes. The table below summarizes significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019:

(dollars in thousands)	2020	2019
Deferred tax assets
Allowance for credit losses	$28,118	$19,144
Deferred loan fees and costs	8,104	6,354
Leases	7,183	7,790
Stock-based compensation	828	674
Net operating loss	6,896	6,184
Unrealized loss on interest rate swap derivatives	132	53
SERP	2,495	1,541
Premises and equipment	879	914
Other assets	1,982	816
Valuation allowances	(5,845)	(4,899)
Total deferred tax assets	50,772	38,571

Deferred tax liabilities
Unrealized net gain on securities available-for-sale	(5,519)	(1,081)
Excess servicing	(206)	(51)
Intangible assets	—	(9)
Leases	(6,470)	(7,117)
Other liabilities	(6)	(509)
Total deferred tax liabilities	(12,201)	(8,767)
Net deferred income tax assets	$38,571	$29,804
The net operating loss carry forward acquired in conjunction with the Fidelity acquisition is subject to annual limits under Section 382 of the Internal Revenue Code of $718 thousand and expires in 2027.
As of December 31, 2020, The Company has concluded, based on the weight of available positive and negative evidence, a portion of it’s state net operating loss deferred tax asset is not more likely than not to be realized and accordingly, a valuation allowance of $5.8 million and $4.9 million is carried as of December 31, 2020 and 2019, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31 2020, 2019, and 2018 follows:

	2020	2019	2018
Statutory federal income tax rate	21.00%	21.00%	21.00%
Increase (decrease) due to:
State income taxes	5.04%	5.49%	5.83%
Tax exempt interest and dividend income	(0.75)%	(0.69)%	(1.13)%
Stock-based compensation expense	0.25%	1.15%	0.01%
Other	(0.63)%	0.46%	(0.28)%
Effective tax rate	24.91%	27.41%	25.43%
The Company remains subject to examination by taxing authorities for the years ending after December 31, 2016. Management has identified no uncertain tax positions at December 31, 2020.

Note 15 – Net Income per Common Share
The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2020	2019	2018
Basic:
Net income	$132,217	$142,943	$152,276
Average common shares outstanding	32,334	34,179	34,306
Basic net income per common share	$4.09	$4.18	$4.44

Diluted:
Net income	$132,217	$142,943	$152,276
Average common shares outstanding	32,334	34,179	34,306
Adjustment for common share equivalents	28	32	137
Average common shares outstanding-diluted	32,362	34,211	34,443
Diluted net income per common share	$4.09	$4.18	$4.42

Anti-dilutive shares	26	2	—
Note 16 – Related Party Transactions
The EagleBank Foundation, a 501(c)(3) non-profit, seeks to improve the well being of our community by providing financial support to local charitable organizations that help foster and strengthen vibrant, healthy, cultural and sustainable communities. The Company paid $185 thousand, $182 thousand, and $150 thousand to the EagleBank Foundation for the years ended December 31, 2020, 2019 and 2018, respectively.
Certain directors and executive officers of the Company and the Bank have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. Please see further detail regarding Related Party Loans in Note 4 "Loans and Allowance for Credit Losses" and Related Party Deposits in Note 11 "Deposits" .
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

In February 2020, the Company awarded 152,184 shares of time vested restricted stock to senior officers, directors, and certain employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
In February 2020, the Company awarded senior officers a targeted number of 44,741 performance vested restricted stock units (“PRSUs”). The vesting of PRSUs is 100% after three years with payouts based on threshold, target or maximum average performance targets over a three year period. There are two performance metrics: 1) total shareholder's return; and 2) return on average assets.
In April 2020, the Company awarded 24,068 shares of time vested restricted stock to the Chairman of the Board of Directors. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
The Company has unvested restricted stock awards and PRSU grants of 308,673 shares at December 31, 2020. Unrecognized stock based compensation expense related to restricted stock awards and PRSU grants totaled $7.9 million at December 31, 2020. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.89 years.
The following tables summarize the unvested restricted stock awards at December 31, 2020 and 2019.

	Years Ended December 31,
	2020		2019
Performance Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at beginning	58,780	$57.74	98,958	$54.76
Issued	44,741	40.19	43,145	55.76
Forfeited	(8,586)	54.89	(65,589)	55.25
Vested	(4,293)	62.70	(17,734)	45.50
Unvested at end	90,642	$49.11	58,780	$57.74

	Years Ended December 31,
	2020		2019
Time Vested Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning	110,714	$57.84	173,721	$58.93
Issued	176,252	42.51	112,636	55.76
Forfeited	(18,385)	50.06	(44,600)	58.73
Vested	(50,550)	58.76	(131,043)	57.20
Unvested at end	218,031	$45.89	110,714	$57.84
Below is a summary of stock option activity for the twelve months ended December 31, 2020, 2019 and 2018. The information excludes restricted stock units and awards.

	Years Ended December 31,
	2020		2019		2018
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning balance	6,589	$19.99	34,123	$14.69	143,224	$9.13
Issued	2,500	47.95	—	—	—	—
Exercised	(3,300)	11.40	(26,784)	12.42	(108,201)	7.17
Forfeited	—	—	(750)	49.08	(900)	34
Ending balance	5,789	$36.96	6,589	$19.99	34,123	$14.69
The following summarizes information about stock options outstanding at December 31, 2020. The information excludes restricted stock units and awards.

Outstanding:		Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
Range of Exercise Prices
$5.76 -	$10.72	—	—	—
$10.73 -	$11.40	1,789	$10.73	1.30
$11.41 -	$24.86	—	—	—
$24.87 -	$49.91	4,000	48.69	7.65
		5,789	$36.96	5.69

Exercisable:		Stock Options Exercisable	Weighted-Average Exercise Price
Range of Exercise Prices
$5.76 -	$10.72	—	—
$10.73 -	$11.40	1,789	$10.73
$11.41 -	$24.86	—	—
$24.87 -	$49.91	1,500	49.91
		3,289	$28.60
There were no grants of stock options during the years ended December 31, 2019 and 2018. For 2020, there was one grant to an executive officer for 2,500 incentive stock options in January 2020, which has a ten-year term and vests in three equal installments beginning on the first anniversary of the date of grant. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions shown in the table below used for the grants during 2020.

Year Ended December 31, 2020
Expected volatility	42.3%
Weighted-Average volatility	42.3%
Expected dividends	—
Expected term (in years)	6.5
Risk-free rate	1.67%
Weighted-average fair value (grant date)	$21.06
The expected lives were based on the "simplified" method allowed by ASC 718 "Compensation," whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

The total intrinsic value of outstanding stock options was $54 thousand and $192 thousand, respectively, at December 31, 2020 and 2019. The total fair value of stock options vested was $6 thousand, $35 thousand and $80 thousand, for 2020, 2019 and 2018, respectively. Unrecognized stock-based compensation expense related to stock options totaled $35 thousand at December 31, 2020. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.02 years.
Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Proceeds from stock options exercised	$63	$332	$776
Tax benefits realized from stock compensation	24	50	5
Intrinsic value of stock options exercised	91	1,022	4,958
Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At December 31, 2020, the 2011 ESPP had 346,301 shares reserved for issuance.
Included in salaries and employee benefits in the accompanying Consolidated Statements of Income, the Company recognized $5.3 million, $7.7 million and $6.6 million in stock-based compensation expense for 2020, 2019 and 2018, respectively. In addition, during 2019 the Company accrued $4.5 million in stock-based compensation costs associated with the retirement of our former Chairman and Chief Executive Officer. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.
Note 18 – Employee Benefit Plans
The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is reviewed annually. For the years 2020, 2019, and 2018, the Company recognized $1.5 million, $1.3 million, and $894 thousand in expense associated with this benefit, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Income.
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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million, and two insurance carriers in 2019 totaling $2.6 million. These annuity contracts have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The annuity contracts accrued $45 thousand, $23 thousand, and $81 thousand of income for the years ended December 31, 2020, 2019, and 2018, respectively, which were included in other noninterest income on the Consolidated Statement of Income. The cash surrender value of the annuity contracts was $14.5 million and $14.7 million at December 31, 2020 and 2019, respectively, was included in other assets on the Consolidated Balance Sheet. For the years ended December 31, 2020, 2019, and 2018 the Company recorded benefit expense accruals of $428 thousand, $404 thousand, and $686 thousand, respectively, for this post retirement benefit.
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
Loan commitments outstanding and lines and letters of credit at December 31, 2020 and 2019 are as follows:

(dollars in thousands)	2020	2019
Unfunded loan commitments	$2,175,271	$2,176,641
Unfunded lines of credit	107,683	86,426
Letters of credit	70,779	69,723
Total	$2,353,733	$2,332,790
Because most of the Company’s business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, the performance of which will be influenced by the economy of the region.
The Bank maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $205 thousand at December 31, 2020 and $79 thousand at December 31, 2019. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets. Additions to the reserve are a component of other expenses in the accompanying Consolidated Statements of Income. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2020, no reserve charges have occurred related to fraud.
The Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The residential mortgage division either locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs under best efforts or commits to deliver the locked loan in a binding mandatory delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage backed securities as a hedge of any interest rate risk. Forward sales contracts of mortgage backed securities are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts and mandatory contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates while taking into consideration the probability that the rate lock commitments will close or will be funded. These transactions are further detailed in Note 9 "Mortgage Banking Derivatives".
Note 21 – Commitments and Contingent Liabilities
The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 20 "Financial Instruments With Off Balance Sheet Risk" the following table shows details on these fixed and determinable obligations as of December 31, 2020 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity (1)	$8,211,443	$—	$—	$—	$8,211,443
Time deposits (1)	526,641	376,825	74,294	—	977,760
Borrowed funds (2)	326,726	—	70,000	200,000	596,726
Operating lease obligations	8,342	12,741	9,283	9,500	39,866
Outside data processing (3)	4,592	8,190	1,677	—	14,459
George Mason sponsorship (4)	675	1,350	1,363	6,775	10,163
D.C. United (5)	820	844	—	—	1,664
LIHTC investments (6)	5,343	2,070	672	676	8,761
Other (7)	—	2,000	—	—	2,000
Total	$9,084,582	$404,020	$157,289	$216,951	$9,862,842
(1)Excludes accrued interest payable at December 31, 2020.
(2)Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.
(3)The Bank has outstanding obligations under its current core data processing contract that expire in June 2024 and one other vendor arrangement that relates to network infrastructure and data center services that expires in December 2021.
(4)The Bank has the option of terminating the George Mason agreement at the end of contract years 10 and 15 (that is, effective June 30, 2025 or June 30, 2030). Should the Bank elect to exercise its right to terminate the George Mason contract, contractual obligations would decrease $3.5 million and $3.6 million for the first option period (years 11-15) and the second option period (16-20), respectively.
(5)Marketing sponsorship agreement with D.C. United.
(6)LIHTC expected payments for unfunded affordable housing commitments.
(7)As disclosed in the 8-K dated January 25, 2021, pursuant to the executed stipulation of settlement of the demand litigation, the Company has agreed to invest an additional $2 million incremental spend above 2020 levels by the end of 2023 to enhance its corporate governance, and risk and compliance controls and infrastructure.
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

On July 24, 2019, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York (the "SDNY") against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer, on behalf of persons similarly situated, who purchased or otherwise acquired Company securities between March 2, 2015 and July 17, 2019. On November 7, 2019, the court appointed a lead plaintiff and lead counsel in that matter, and on January 21, 2020, the lead plaintiff filed an amended complaint on behalf of the same class against the same defendants as well as the Company's former General Counsel. The plaintiff alleges that certain of the Company's 10-K reports and other public statements and disclosures contained materially false or misleading statements about, among other things, the effectiveness of its internal controls and related party loans, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 20 (a) of that act, resulting in injury to the purported class members as a result of the decline in the value of the Company's common stock following the disclosure of increased legal expenses associated with certain government investigations involving the Company. On December 23, 2020, the securities class action plaintiffs and defendants filed a stipulation to stay the class action litigation pending a non-binding mediation on April 13, 2021. The SDNY so-ordered the stipulation on December 24, 2020. There can be no assurance, however, that the Class Action litigation will be settled. The Company intends to continue to defend vigorously against the claims asserted.

As previously disclosed in the Company's Quarterly Report for the quarter ended September 30, 2020, the Company engaged with discussions with a shareholder regarding a demand letter previously received by the Board of Directors from such shareholder, largely relating to the subject matters covered by the putative class action lawsuit described above. On January 25, 2021, the Company announced that it had entered into a settlement agreement with respect to such shareholder demand letter. As required by DC Superior Court administrative procedures, shareholder’s counsel first filed a derivative action complaint against the individual directors and officers named in the demand letter, and the Company as a nominal Defendant, on February 4, 2021, and then filed the executed stipulation of settlement accompanied by the shareholder's brief in support of their unopposed motion to approve the settlement on February 10, 2020. The settlement is subject to certain conditions and limitations, and is still pending court approval. Pursuant to the executed stipulation of settlement of the demand litigation, the Company has agreed to implement certain corporate governance enhancements (many of which are already underway) and to invest an additional $2 million incremental spend above 2020 levels (over the course of three years) to enhance its corporate governance, and risk and compliance controls and infrastructure. As part of the resolution of the matters that were the subject of the demand letter, once court approval is granted, the Company will make a one-time payment to the shareholder’s counsel in the amount of $500 thousand for attorneys’ fees and expenses (which one-time amount is expected to be recovered pursuant to the Company’s D&O insurance policy). The stipulation of settlement further provides for releases by the demanding shareholder on behalf of all Eagle Bancorp shareholders of liability with respect to the subject matters described in the demand letter and any other potential future shareholder derivative claims against all current and former Company and Bank officers and directors, and a release by the Company of certain claims against all current and former officers and directors, subject to court approval. The stipulation of settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company, the Bank or any defendant. Although the Company believes the stipulation of settlement is in the best interests of the Company’s shareholders, there can be no assurance that the stipulation of settlement will be approved by the court.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and CET1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), referred to as the Leverage Ratio. Management believes, as of December 31, 2020 and 2019, that the Company and Bank met all capital adequacy requirements to which they are subject.
The actual capital amounts and ratios for the Company and Bank as of December 31, 2020 and 2019 are presented in the table below:

	Company		Bank		Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations *
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of December 31, 2020
CET1 capital (to risk weighted assets)	$1,137,896	13.49%	$1,244,028	14.90%	7.000%	6.5%
Total capital (to risk weighted assets)	1,438,224	17.04%	1,338,356	16.03%	10.500%	10.0%
Tier 1 capital (to risk weighted assets)	1,137,896	13.49%	1,244,028	14.90%	8.500%	8.0%
Tier 1 capital (to average assets)	1,137,896	10.31%	1,244,028	11.29%	4.000%	5.0%

As of December 31, 2019
CET1 capital (to risk weighted assets)	$1,082,516	12.87%	$1,225,486	14.64%	7.000%	6.5%
Total capital (to risk weighted assets)	1,362,253	16.20%	1,299,223	15.52%	10.500%	10.0%
Tier 1 capital (to risk weighted assets)	1,082,516	12.87%	1,225,486	14.64%	8.500%	8.0%
Tier 1 capital (to average assets)	1,082,516	11.62%	1,225,486	13.18%	4.000%	5.0%
*    Applies to Bank only
Federal bank and holding company regulations, as well as Maryland law, impose certain restrictions on capital distributions, including dividend payments and share repurchases by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2020, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained capital ratios above the required minimums and the capital conservation buffer. As a result the Company may be restricted in paying dividends.

Note 23 – Other Comprehensive Income
The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2020
Net unrealized gain (loss) on securities available-for-sale	$19,637	$(5,215)	$14,422
Less: Reclassification adjustment for net gain (loss) included in net income	(1,815)	452	(1,363)
Total unrealized gain (loss)	17,822	(4,763)	13,059

Net unrealized gain (loss) on derivatives	(2,049)	671	(1,378)
Less: Reclassification adjustment for gain (loss) included in net income	1,145	(285)	860
Total unrealized gain (loss)	(904)	386	(518)

Other comprehensive income (loss)	$16,918	$(4,377)	$12,541

Year Ended December 31, 2019
Net unrealized gain (loss) on securities available-for-sale	$15,183	$(3,929)	$11,254
Less: Reclassification adjustment for net gain (loss) included in net income	(1,517)	416	(1,101)
Total unrealized gain (loss)	13,666	(3,513)	10,153

Net unrealized gain (loss) on derivatives	(2,731)	682	(2,049)
Less: Reclassification adjustment for gain (loss) included in net income	(1,198)	328	(870)
Total unrealized gain (loss)	(3,929)	1,010	(2,919)

Other comprehensive income (loss)	$9,737	$(2,503)	$7,234

Year Ended December 31, 2018
Net unrealized loss on securities available-for-sale	$(4,279)	$(438)	$(3,841)
Less: Reclassification adjustment for net loss included in net income	(97)	(25)	(72)
Total unrealized loss	(4,376)	(463)	(3,913)

Net unrealized gain on derivatives	2,033	227	1,806
Less: Reclassification adjustment for losses included in net income	(560)	(142)	(418)
Total unrealized gain	1,473	85	1,388

Other comprehensive loss	$(2,903)	$(378)	$(2,525)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2020, 2019 and 2018.

(dollars in thousands)	Securities Available For Sale	Derivatives	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2020
Balance at Beginning of Period	$3,109	$(150)	$2,959
Other comprehensive income (loss) before reclassifications	14,422	(1,378)	13,044
Amounts reclassified from accumulated other comprehensive income	(1,363)	860	(503)
Net other comprehensive income (loss) during period	13,059	(518)	12,541
Balance at End of Period	$16,168	$(668)	$15,500

Year Ended December 31, 2019
Balance at Beginning of Period	$(7,044)	$2,769	$(4,275)
Other comprehensive (loss) income before reclassifications	11,254	(2,049)	9,205
Amounts reclassified from accumulated other comprehensive income	(1,101)	(870)	(1,971)
Net other comprehensive (loss) income during period	10,153	(2,919)	7,234
Balance at End of Period	$3,109	$(150)	$2,959

Year Ended December 31, 2018
Balance at Beginning of Period	$(3,131)	$1,381	$(1,750)
Other comprehensive (loss) income before reclassifications	(3,841)	1,806	(2,035)
Amounts reclassified from accumulated other comprehensive income	(72)	(418)	(490)
Net other comprehensive (loss) income during period	(3,913)	1,388	(2,525)
Balance at End of Period	$(7,044)	$2,769	$(4,275)
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018.

Details about Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income			Affected Line Item in the Statement Where Net Income is Presented
Comprehensive Income Components	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Realized gain on sale of investment securities	$1,815	$1,517	$97	Gain on sale of investment securities
Interest income (expense) derivative deposits	(1,145)	1,198	560	Interest expense on deposits
Income tax (expense) benefit	(167)	(744)	(167)	Tax expense
Total Reclassifications for the Period	$503	$1,971	$490	Net Income

Note 24 – Fair Value Measurements
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2020
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$181,921	$—	$181,921
Residential mortgage backed securities	—	825,001	—	825,001
Municipal bonds	—	108,113	—	108,113
Corporate bonds	—	34,350	1,500	35,850
Loans held for sale	—	88,205	—	88,205
Interest rate caps	—	3,413	—	3,413
Mortgage banking derivatives	—	—	5,213	5,213
Total assets measured at fair value on a recurring basis as of December 31, 2020	$—	$1,241,003	$6,713	$1,247,716
Liabilities:
Interest rate swap derivatives	$—	$516	$—	$516
Credit risk participation agreements	—	118	—	118
Interest rate caps	—	3,574	—	3,574
Total liabilities measured at fair value on a recurring basis as of December 31, 2020	$—	$4,208	$—	$4,208
December 31, 2019
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$179,794	$—	$179,794
Residential mortgage backed securities	—	543,852	—	543,852
Municipal bonds	—	73,931	—	73,931
Corporate bonds	—	—	10,733	10,733
U.S. Treasury	—	34,855	—	34,855
Loans held for sale	—	56,707	—	56,707
Interest rate caps	—	317	—	317
Mortgage banking derivatives	—	—	280	280
Total assets measured at fair value on a recurring basis as of December 31, 2019	$—	$889,456	$11,013	$900,469
Liabilities:
Interest rate swap derivatives	$—	$203	$—	$203
Credit risk participation agreements	—	86	—	86
Interest rate caps	—	312	—	312
Mortgage banking derivatives	—	—	66	66
Total liabilities measured at fair value on a recurring basis as of December 31, 2019	$—	$601	$66	$667

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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of December 31, 2020 and 2019.

	December 31, 2020
(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$88,205	$86,551	$1,654

	December 31, 2019
(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$56,707	$55,834	$873
No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2020] or December 31, 2019.
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
The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2020	$10,931	$280	$11,211
Realized (loss) gain included in earnings	—	4,933	4,933
Migrated to Level 2 valuation	(9,233)	—	(9,233)
Reclass fair value asset to cost method	(198)	—	$(198)
Ending balance at December 31, 2020	$1,500	$5,213	$6,713

Liabilities:
Beginning balance at January 1, 2020	$—	$66	$66
Realized gain included in earnings	—	(66)	(66)
Ending balance at December 31, 2020	$—	$—	$—

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2019	$9,794	$229	$10,023
Realized gain included in earnings	(20)	51	31
Unrealized gain included in other comprehensive income	131	—	131
Purchases of available-for-sale securities	4,030	—	4,030
Principal redemption	(3,004)	—	(3,004)
Ending balance at December 31, 2019	$10,931	$280	$11,211

Liabilities:
Beginning balance at January 1, 2019
Realized loss included in earnings	$—	$269	$269
Principal redemption	—	(203)	(203)
Ending balance at December 31, 2019	$—	$66	$66
The other equity and debt securities classified as Level 3 consist of one corporate bond of a local banking company and equity investments in the form of common stock of two local banking companies which are not publicly traded, and for which the carrying amounts approximate fair value.
Form Level 3 assets measured at fair value on a recurring or nonrecurring basis as of December 31, 2020 and 2019, the significant unobservable inputs used in the fair value measurements were as follows:

			December 31, 2020			December 31, 2019
(dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value	Weighted Average (1)	Fair Value
Mortgage banking derivatives	Pricing Model	Pull Through Rate	72% - 85%	79.14%	$5,213	76.25%	$280

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
Pre Adoption of CECL: The Company did not record loans at fair value on a recurring basis; however, from time to time, a loan was considered impaired and an allowance for loan loss was established. The Company considered a loan impaired when it was probable that the Company would be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management had determined that nonaccrual loans and loans that had their terms restructured in a TDR met this impaired loan definition. Once a loan was identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables.” The fair value of impaired assessed loans was estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represented loans for which the fair value of expected repayments or collateral exceeded the recorded investment in such loans.
Post adoption of CECL (Individually Assessed Loans): The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that nonaccrual loans and loans that have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. For individually evaluated individually assessed loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the underlying collateral for collateral-dependent loans, which the Company classifies as a Level 3 valuation.
Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2020
Individually assessed loans:
Commercial	$—	$—	$9,285	$9,285
Income producing - commercial real estate	—	—	21,638	21,638
Owner occupied - commercial real estate	—	—	21,930	21,930
Real estate mortgage - residential	—	—	2,602	2,602
Construction - commercial and residential	—	—	103	103
Home equity	—	—	416	416
Other real estate owned	—	—	4,987	4,987
Total assets measured at fair value on a nonrecurring basis as of December 31, 2020	$—	$—	$60,961	$60,961

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2019
Impaired loans:
Commercial	$—	$—	$10,100	$10,100
Income producing - commercial real estate	—	—	11,948	11,948
Owner occupied - commercial real estate	—	—	6,934	6,934
Real estate mortgage - residential	—	—	4,981	4,981
Construction - commercial and residential	—	—	11,409	11,409
Home equity	—	—	387	387
Other real estate owned	—	—	1,487	1,487
Total assets measured at fair value on a nonrecurring basis as of December 31, 2019	$—	$—	$47,246	$47,246
Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables.” The fair value of individually assessed loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2020, substantially all of the Company’s individually assessed loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually assessed loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
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
Estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019 are as follows

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2020
Assets
Cash and due from banks	$8,435	$8,435	$8,435	$—	$—
Federal funds sold	28,200	28,200	—	28,200	—
Interest bearing deposits with other banks	1,752,420	1,752,420	—	1,752,420	—
Investment securities	1,150,885	1,150,885	—	1,149,385	1,500
Federal Reserve and Federal Home Loan Bank stock	40,104	40,104	—	40,104	—
Loans held for sale	88,205	88,205	—	88,205	—
Loans	7,650,633	7,608,687	—	—	7,608,687
Bank owned life insurance	76,729	76,729	—	76,729	—
Annuity investment	14,468	14,468	—	14,468	—
Mortgage banking derivatives	5,213	5,213	—	—	5,213
Interest rate caps	3,413	3,413	—	3,413	—

Liabilities
Noninterest bearing deposits	2,809,334	2,809,334	—	2,809,334	—
Interest bearing deposits	756,923	756,923	—	756,923	—
Time deposits	977,760	993,500	—	993,500	—
Customer repurchase agreements	26,726	26,726	—	26,726	—
Borrowings	568,077	575,435	—	575,435	—
Interest rate swap derivatives	516	516	—	516	—
Credit risk participation agreements	118	118	—	118	—
Interest rate caps	3,574	3,574	—	3,574	—

December 31, 2019
Assets
Cash and due from banks	$7,539	$7,539	$7,539	$—	$—
Federal funds sold	38,987	38,987	—	38,987	—
Interest bearing deposits with other banks	195,447	195,447	—	195,447	—
Investment securities	843,363	843,363	—	832,432	10,931
Federal Reserve and Federal Home Loan Bank stock	35,194	35,194	—	35,194	—
Loans held for sale	56,707	56,707	—	56,707	—
Loans	7,472,090	7,550,249	—	—	7,550,249
Bank owned life insurance	75,724	75,724	—	75,724	—
Annuity investment	14,697	14,697	—	14,697	—
Mortgage banking derivatives	280	280	—	280	—
Interest rate swap derivatives

Liabilities
Noninterest bearing deposits	2,064,367	2,064,367	—	2,064,367	—
Interest bearing deposits	3,876,985	3,876,985	—	3,876,985	—
Time deposits	1,283,039	1,291,688	—	1,291,688	—
Customer repurchase agreements	30,980	30,980	—	30,980	—
Borrowings	467,687	328,330	—	328,330	—
Interest rate swap derivatives	203	203	—	203	—
Credit risk participation agreements,	86	86	—	86	—
Interest rate caps	312	312	—	312	—
Mortgage banking derivatives	66	66	—	—	66

Note 25 – Parent Company Financial Information
Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

(dollars in thousands)	December 31, 2020	December 31, 2019
Assets
Cash	$29,275	$43,204
Investment securities available-for-sale, at fair value	16,716	7,218
Investment in subsidiaries	1,347,235	1,334,197
Other assets	79,590	30,773
Total Assets	$1,472,816	$1,415,392

Liabilities
Other liabilities	$13,847	$7,024
Long-term borrowings	218,077	217,687
Total liabilities	231,924	224,711

Shareholders’ Equity
Common stock	315	331
Additional paid in capital	427,016	482,286
Retained earnings	798,061	705,105
Accumulated other comprehensive income	15,500	2,959
Total Shareholders’ Equity	1,240,892	1,190,681
Total Liabilities and Shareholders’ Equity	$1,472,816	$1,415,392

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Income
Other interest and dividends	$141,982	$85,851	$678
Gain on sale of investment securities	—	—	—
Total Income	$141,982	$85,851	$678

Expenses
Interest expense	11,915	11,916	11,916
Legal and professional	2,842	2,779	870
Directors compensation	500	491	614
Other	1,306	1,294	1,287
Total Expenses	$16,563	$16,480	$14,687

Income (Loss) Before Income Tax (Benefit) and Equity in Undistributed Income of Subsidiaries	125,419	69,371	(14,009)
Income Tax Benefit	(607)	(3,176)	(2,892)

Income (Loss) Before Equity in Undistributed Income of Subsidiaries	126,026	72,547	(11,117)
Equity in Undistributed Income of Subsidiaries	6,191	70,396	163,393
Net Income	$132,217	$142,943	$152,276

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Cash Flows From Operating Activities
Net Income	$132,217	$142,943	$152,276
Adjustments to reconcile net income to net cash used in operating activities: Equity in undistributed income of subsidiary	(6,191)	(70,396)	(163,393)
Net tax benefits from stock compensation	118	10	110
Securities premium amortization (discount accretion), net	6	2	—
Depreciation and amortization	390	—	—
Increase in other assets	(48,966)	(21,447)	(2,508)
Increase (decrease) in other liabilities	6,823	2,460	(61)
Net cash provided by (used in) operating activities	84,397	53,572	(13,576)

Cash Flows From Investing Activities
Purchases of available-for-sale investment securities	(10,000)	(7,030)	—
Proceeds from maturities of available-for-sale securities	613	—	—
Investment in subsidiary (net)	—	—	6,892
Net cash (used in) provided by investing activities	(9,387)	(7,030)	6,892

Cash Flows From Financing Activities
Proceeds from exercise of stock options	63	332	776
Proceeds from employee stock purchase plan	760	782	808
Common stock repurchased	(61,432)	(54,903)	—
Cash dividends paid	(28,330)	(22,332)	—
Net cash (used in) provided by financing activities	(88,939)	(76,121)	1,584
Net (Decrease) in Cash	(13,929)	(29,579)	(5,100)
Cash and Cash Equivalents at Beginning of Year	43,204	72,783	77,883
Cash and Cash Equivalents at End of Year	$29,275	$43,204	$72,783

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As described in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on March 2, 2020, the Company’s Chief Executive Officer and the Chief Financial Officer had previously concluded that, due to the material weakness in the Company’s internal control over financial reporting that stemmed from “tone at the top” issues that contributed to a control environment that was insufficiently tailored to the culture of deference afforded to the former Chairman, President and Chief Executive Officer (the “Material Weakness”), the Company’s disclosure controls and procedures were not effective as of December 31, 2019. As discussed in further detail below under the heading, “Remediation,” the deficiencies contributing to such Material Weakness were fully remediated as of December 31, 2020.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2020. This assessment was conducted based on the COSO of the Treadway Commission “Internal Control – Integrated Framework (2013).” Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
The 2020 financial statements have been audited by the independent registered public accounting firm of Dixon Hughes Goodman LLP (“DHG”). DHG has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.
Changes in Internal Control over Financial Reporting
As described in the Company’s 2019 Annual Report on Form 10-K, management had assessed the Company’s system of internal control over financial reporting as of December 31, 2019 based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control – Integrated Framework (2013)” and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 due to the Material Weakness.

During the course of the year ended December 31, 2020, management tested the enhanced controls that had been previously implemented to remediate the deficiencies that contributed to the Material Weakness to determine whether they operate effectively over time. As previously described in Part I, Item 4 of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2020 and September 30, 2020, that testing process was completed earlier this year. As of December 31, 2020, the enhanced controls are operating effectively and the deficiencies that contributed to the Material Weakness have been fully and effectively remediated. The results of the year-end audit of the Company’s internal control over financial reporting by DHG, the Company’s independent auditors, are set forth in DHG’s report on the effectiveness of internal control over financial reporting, which has been made a part of this Annual Report.

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
•the process of hiring a new Chief Legal Officer (effective January 2020);
•formalizing the Company’s ethics program, including establishing an Ethics Office and appointing an Ethics officer with accountability to the Audit Committee, and increased ethics training for Company employees;
•the enhancement of the Company’s policies and procedures for the identification, review and reporting of related party transactions;
•the reinforcement of the Company’s risk management function, including the addition of personnel and the enhanced review and monitoring of vendor contracts; and
•the active encouragement by management, with the assistance of the Chairman and the rest of the Board, of an open and collaborative culture, to set an appropriate “tone at the top.”
In addition, in the first quarter of 2020, the following further contributed to this remediation: upon the appointment of our Chairman, Norman R. Pozez, as Executive Chairman of the Board of Directors, the Board of Directors appointed Theresa G. LaPlaca as Lead Independent Director of the Board of Directors.

Other than the remediation described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Susan G. Riel	/s/ Charles D. Levingston	/s/ Norman R. Pozez
President and Chief Executive Officer of the Company	Executive Vice President and Chief Financial Officer of the Company	Executive Chairman of the Company
ITEM 9B.  OTHER INFORMATION

None
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Delinquent Section 16(a) Reports” and “2020 Meetings, Committees, and Procedures of the Board of Directors” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2021 (the “Proxy Statement”). The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer which is available on our website at https://ir.eaglebankcorp.com/. This reference to our website is an inactive textual reference only, and is not a hyperlink. The information on our website is not incorporated by reference in this Form 10-K, and you should not consider it a part of this Form 10-K. A copy of the code of ethics will also be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7830 Old Georgetown Road, Third Floor, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors – Director Compensation,” “2020 Meetings, Committees, and Procedures of the Board of Directors,” “Compensation Committee Report” and “Compensation Discussion and Analysis” in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the material appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors,” "Corporate Governance" and “Certain Relationships and Related Transactions” in the Proxy Statement.
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
Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1 +	2006 Stock Plan (6)
10.2 +	2016 Stock Plan (7)

10.3 +	Amended and Restated Employment Agreement dated as of January 8, 2020, between EagleBank and Charles D. Levingston(8)
10.4 +	Second Amended and Restated Employment Agreement dated as of January 14, 2020, between EagleBank and Antonio F. Marquez (9)

10.5 +	Amended and Restated Employment Agreement dated as of December 31, 2019, between EagleBank and Susan G. Riel (10)
10.6 +	Second Amended and Restated Employment Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (11)
10.7 +	Second Amended and Restated Employment Agreement dated as of January 28, 2020 between EagleBank and Lindsey S. Rheaume (12)
10.8 +	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Charles D. Levingston (13)
10.9 +	Amended and Restated Non-Compete Agreement dated as of January 14, 2020, between EagleBank and Antonio F. Marquez (14)
10.10 +	Amended and Restated Non-Compete Agreement dated as of December 31, 2019, between EagleBank and Susan G. Riel (15)
10.11 +	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (16)
10.12 +	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Lindsey S. Rheaume (17)
10.14 +	Form of Supplemental Executive Retirement Plan Agreement (18)
10.15 +	2020 Senior Executive Incentive Plan (19)
10.16 +	Virginia Heritage Bank 2006 Stock Option Plan (20)
10.17 +	Virginia Heritage Bank 2010 Long-Term Incentive Plan (21)
10.18 +	Supplemental Executive Retirement Plan Agreement between EagleBank and Charles D. Levingston dated as of January 29, 2020 (22)
10.19 +	2022 Long Term Incentive Plan, as amended on February 10, 2020 (23)
10.20 +	Employment Agreement between EagleBank and Paul Saltzman (24)
10.21 +	Amended and Restated Chairman Compensation Agreement, dated as of December 31, 2020, among Eagle Bancorp, Inc., Eagle Bank and Norman R. Pozez
10.22 +	Amended and Restated Non-Compete Agreement, dated as of December 31, 2019 among Eagle Bancorp, Inc., Eagle Bank, and Norman R. Pozez
10.23	Form of Non-Employee Director Restricted Stock Award (Time Vested) (25)
10.24+	Form of Executive Officer Performance Vested Restricted Stock Unit Award Agreement (26)
10.25+	Form of Executive Officer Restricted stock Award Agreement (Time Vested) (27)
10.26+	Restricted Stock Award Agreement for Norman R. Pozez dated April 2, 2020 (28)

10.27+	Employment Agreement dated as of March 1, 2021, between EagleBank and Jeffrey M. Curry

16	Letter from Dixon Hughes Goodman LLP to the Securities and Exchange Commission, dated October 7, 2020 (29)
21	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes Goodman LLP
31.1	Certification of Susan G. Riel
31.2	Certification of Charles D. Levingston
31.3	Certification of Norman R. Pozez
32.1	Certification of Susan G. Riel
32.2	Certification of Charles D. Levingston
32.3	Certification of Norman R. Pozez

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at December 31, 2020 and 2019
(ii) Consolidated Statement of Operations for the years ended December 31, 2020, 2019 and 2018
(iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Annual Report on Form 10-K, formatted in Inline XBRL

(+)	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by Reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 22, 2016
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-211857)
(8)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(9)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(10)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2020.
(11)	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(12)	Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(13)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 3, 2020.

(14)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(15)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 14, 2020.
(16)	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(17)	Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(18)	Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2013.
(19)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 26, 2019.
(20)	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-199875)
(21)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-199875)
(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020.
(23)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 26, 2019.
(24)	Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(25)	Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.
(26)	Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.
(27)	Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.
(28)	Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.
(29)	Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed on October 7, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
March 1, 2021	by:	/s/ Susan G. Riel
Susan G. Riel, President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew D. Brockwell	Director	March 1, 2021
Matthew D. Brockwell

/s/ Steven Freidkin	Director	March 1, 2021
Steven Freidkin

/s/ Ernest D. Jarvis	Director	March 1, 2021
Ernest D. Jarvis

/s/ Theresa G. LaPlaca	Director	March 1, 2021
Theresa G. LaPlaca

/s/ Charles D. Levingston	Executive Vice President	March 1, 2021
Charles D. Levingston	and Chief Financial Officer of the Company
(Principal Financial and Accounting Officer)
/s/ Leslie Ludwig	Director	March 1, 2021
Leslie Ludwig

/s/ Norman R. Pozez	Executive Chairman of the Company	March 1, 2021
Norman R. Pozez

/s/ Kathy A. Raffa	Director	March 1, 2021
Kathy A. Raffa

/s/ Susan G. Riel	President and Chief	March 1, 2021
Susan G. Riel	Executive Officer of the Company (Principal Executive Officer)

/s/ James A. Soltesz, P.E.	Director	March 1, 2021
James A. Soltesz

/s/ Benjamin M. Soto, Esquire	Director	March 1, 2021
Benjamin M. Soto