Form 10-Q
period 2021-03-31
EAGLE BANCORP INC
filed 2021-05-10
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒
As of April 30, 2021, the registrant had 31,962,314 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$9,112	$8,435
Federal funds sold	25,785	28,200
Interest bearing deposits with banks and other short-term investments	1,708,374	1,752,420
Investment securities (amortized cost of $1,370,927 and $1,129,057 and allowance for credit losses of $78 and $167 as of March 31, 2021 and December 31, 2020, respectively).	1,369,107	1,151,083
Federal Reserve and Federal Home Loan Bank stock	33,978	40,104
Loans held for sale	142,196	88,205
Loans	7,526,689	7,760,212
Less allowance for credit losses	(102,070)	(109,579)
Loans, net	7,424,619	7,650,633
Premises and equipment, net	15,045	13,553
Operating lease right-of-use assets	30,707	25,237
Deferred income taxes	44,623	38,571
Bank owned life insurance	77,119	76,729
Goodwill and Intangible assets, net	105,179	105,114
Other real estate owned	4,987	4,987
Other assets	137,033	134,531
Total Assets	$11,127,864	$11,117,802

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$2,594,334	$2,809,334
Interest bearing transaction	862,709	756,923
Savings and money market	4,875,840	4,645,186
Time, $100,000 or more	513,998	546,173
Other time	351,963	431,587
Total deposits	9,198,844	9,189,203
Customer repurchase agreements	20,061	26,726
Other short-term borrowings	300,000	300,000
Long-term borrowings	218,175	268,077
Operating lease liabilities	33,338	28,022
Reserve for unfunded commitments	5,056	5,498
Other liabilities	91,557	59,384
Total Liabilities	9,867,031	9,876,910

Shareholders’ Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 31,960,379 and 31,779,663, respectively	316	315
Additional paid in capital	428,917	427,016
Retained earnings	833,598	798,061
Accumulated other comprehensive (loss) income	(1,998)	15,500
Total Shareholders’ Equity	1,260,833	1,240,892
Total Liabilities and Shareholders’ Equity	$11,127,864	$11,117,802
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest Income
Interest and fees on loans	$89,238	$96,755
Interest and dividends on investment securities	4,395	5,427
Interest on balances with other banks and short-term investments	553	1,559
Interest on federal funds sold	8	60
Total interest income	94,194	103,801
Interest Expense
Interest on deposits	7,899	20,546
Interest on customer repurchase agreements	11	87
Interest on short-term borrowings	495	357
Interest on long-term borrowings	3,138	3,067
Total interest expense	11,543	24,057
Net Interest Income	82,651	79,744
Provision for Credit Losses	(2,350)	14,310
Provision for Unfunded Commitments	(442)	2,112
Net Interest Income After Provision For Credit Losses	85,443	63,322

Noninterest Income
Service charges on deposits	977	1,425
Gain on sale of loans	5,178	944
Gain on sale of investment securities	221	822
Increase in the cash surrender value of bank owned life insurance	389	414
Other income	3,822	1,865
Total noninterest income	10,587	5,470
Noninterest Expense
Salaries and employee benefits	21,769	17,797
Premises and equipment expenses	3,618	3,821
Marketing and advertising	886	1,078
Data processing	2,814	2,496
Legal, accounting and professional fees	2,999	6,988
FDIC insurance	2,428	1,424
Other expenses	3,473	3,743
Total noninterest expense	37,987	37,347
Income Before Income Tax Expense	58,043	31,445
Income Tax Expense	14,574	8,322
Net Income	$43,469	$23,123

Earnings Per Common Share
Basic	$1.36	$0.70
Diluted	$1.36	$0.70
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net Income	$43,469	$23,123

Other comprehensive income, net of tax:
Unrealized (loss) gain on securities available for sale	(17,617)	12,104
Reclassification adjustment for net gains included in net income	(166)	(604)
Total unrealized (loss) gain on investment securities	(17,783)	11,500
Unrealized gain (loss) on derivatives	573	(1,325)
Reclassification adjustment for amounts included in net income	(288)	(69)
Total unrealized gain (loss) on derivatives	285	(1,394)
Other comprehensive (loss) income	(17,498)	10,106
Comprehensive Income	$25,971	$33,229
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands except share data)

						Accumulated
						Other
	Common		Additional Paid		Retained	Comprehensive	Shareholders'
	Shares	Amount	in Capital		Earnings	Income (Loss)	Equity
Balance January 1, 2021	31,779,663	$315	$427,016		$798,061	$15,500	$1,240,892

Net Income	—	—	—		43,469	—	43,469
Other comprehensive loss, net of tax	—	—	—		—	(17,498)	(17,498)
Stock-based compensation expense	—	—	1,825		—	—	1,825
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(16,663)	1	(1)		—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	15,686	—	—		—	—	—
Time based stock awards granted	178,001	—	—		—	—	—
Issuance of common stock related to employee stock purchase plan	5,158	—	139		—	—	139
Cash dividends declared ($0.25 per share)	—	—	—		(7,932)	—	(7,932)
Common stock repurchased	(1,466)	—	(62)		—	—	(62)
Balance March 31, 2021	31,960,379	$316	$428,917		$833,598	$(1,998)	$1,260,833

Balance January 1, 2020	33,241,496	$331	$482,286		$705,105	$2,959	$1,190,681

Net Income	—	—	—		23,123	—	23,123
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	—		(10,931)	—	(10,931)
Other comprehensive income, net of tax	—	—	—		—	10,106	10,106
Stock-based compensation expense	—	—	996		—	—	996
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	—		—	—	—
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(22,183)	—	—		—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	4,126	—	—	—	—	—	—
Time based stock awards granted	152,184	—	—		—	—	—
Issuance of common stock related to employee stock purchase plan	4,476	—	196		—	—	196
Cash dividends declared ($0.22 per share)	—	—	—		(7,225)	—	(7,225)
Common stock repurchased	(1,182,841)	(11)	(44,157)			—	(44,168)
Balance March 31, 2020	32,197,258	$320	$439,321		$710,072	$13,065	$1,162,778

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net Income	$43,469	$23,123
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(2,350)	14,310
Provision for unfunded commitments	(442)	2,112
Depreciation and amortization	1,078	1,171
Mortgage servicing rights gain	(140)	—
Gains on sale of loans	(5,178)	(944)
Securities premium amortization (discount accretion), net	2,705	1,513
Origination of loans held for sale	(432,372)	(187,338)
Proceeds from sale of loans held for sale	383,559	184,953
Net increase in cash surrender value of BOLI	(389)	(414)
Deferred income tax (benefit) expense	—	(562)
Net gain on sale of investment securities	(221)	(822)
Stock-based compensation expense	1,825	996
Net tax benefits from stock compensation	144	(312)
(Increase) decrease in other assets	(777)	(15,337)
Increase (decrease) in other liabilities	20,346	13,337
Net cash provided by operating activities	11,257	35,786
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(347,787)	(138,594)
Proceeds from maturities of available-for-sale securities	85,116	54,426
Proceeds from sale/call of available-for-sale securities	28,505	78,030
Purchases of Federal Reserve and Federal Home Loan Bank stock	(43)	(9,044)
Sale of Federal Reserve and Federal Home Loan Bank stock	6,169	4,250
Net change in loans	228,275	(293,507)
Net change in premises and equipment	(2,397)	(83)
Net cash used in investing activities	(2,162)	(304,522)
Cash Flows From Financing Activities:
Increase in deposits	9,641	917,177
Net change in customer repurchase agreements	(6,665)	397
Increase in short-term borrowings	—	50,000
Net change in long-term borrowings	(50,000)	50,000
Proceeds from issuance of common stock	139	—
Proceeds from employee stock purchase plan	—	196
Common stock repurchased	(62)	(44,168)
Cash dividends paid	(7,932)	(7,225)
Net cash used in financing activities	(54,879)	966,377
Net Decrease In Cash and Cash Equivalents	(45,784)	697,641
Cash and Cash Equivalents at Beginning of Period	1,789,055	241,973
Cash and Cash Equivalents at End of Period	$1,743,271	$939,614
Supplemental Cash Flows Information:
Interest paid	$14,384	$26,483
Income taxes paid	$—	$—
Non-Cash Investing Activities
Initial recognition of operating lease right-of-use assets	$7,339	$—
Transfers from loans to other real estate owned	$—	$6,750
Change in fair value of cash flow hedges	$383	$—
Change in fair value of investments	$(23,934)	$—
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
The Consolidated Financial Statements of the Company included herein are unaudited. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2020 were derived from audited Consolidated Financial Statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In addition to the “Critical Accounting Policies” described below, the Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.
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

Risks and Uncertainties
The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and has impaired and could continue to impair their ability to fulfill their financial obligations to the Company. The World Health Organization declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The ongoing pandemic has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material adverse impact on the Company’s employees and operations to date, COVID-19 could still potentially create widespread business continuity or credit issues for the Company depending on how much longer the pandemic lasts. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other follow-up stimulus legislative (including the $1.9 trillion "American Rescue Package") and regulatory relief efforts have had and are expected to continue to have a material impact on the Company’s operations.
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
Financial position and results of operations
The Company’s fee income has been and could be further reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to temporarily waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. In addition, a dollar/fee limit was implemented for Consumers. As recognized and communicated to our customers when we initiated fee waivers, these have now been suspended. At this time, the Company is unable to project the full extent of the materiality of our prior customer relief activities as they do continue in other forms. However, the Company fully recognizes the breadth of the economic impact and its likelihood to impact fee income in future periods.
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
Goodwill is subject to impairment testing at the reporting unit level and must be conducted at least annually. The Company performs impairment testing during the fourth quarter of each year or when events or changes in circumstances indicate the assets might be impaired.
Determining the fair value of a reporting unit under the goodwill impairment test is subjective and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. The Company determined that there were no triggering events and an impairment analysis was not performed as of March 31, 2021. Annual impairment testing of intangibles and goodwill as required by GAAP will be performed in the fourth quarter of 2021.
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

Lending operations and accommodations to borrowers
In response to the COVID-19 pandemic and consistent with regulatory guidance, we have also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. At March 31, 2021, the Company had no accruing loans 90 days or more past due. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of March 31, 2021, we had ongoing temporary modifications on approximately 58 loans representing approximately $143 million (approximately 1.9% of total loans) in outstanding balances, as compared to 36 loans representing approximately $72 million (approximately 0.9% of total loans) at December 31, 2020. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as troubled debt restructurings ("TDRs"). Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.
The Company actively participates in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”). The PPP loans originated by the Bank generally have two or five-year terms and earn interest at 1% plus fees. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2021, PPP loans totaled $565.0 million to just over 1,800 businesses. The Company understands that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to provision additional allowance for credit loss through additional credit loss expense charges to earnings. On May 3, 2021, we transacted to sell 849 PPP loans for a total purchase price of $169.0 million. Immediately following this sale, the principal outstanding on PPP loans totaled approximately $378.4 million across 789 notes.
Credit
The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit losses (“ACL”) and record additional provision for credit losses. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
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
A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. The most common change in terms provided by the Company is an extension of an interest-only term. As of March 31, 2021, all performing TDRs were categorized as interest-only modifications. Refer to the subsection above "Lending operations and accommodations to borrowers" for a discussion on the impact of the CARES Act on TDRs.
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
ASC 326 requires lifetime expected credit losses to be immediately recognized when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged- off.

Reserves on loans that do not share risk characteristics are evaluated on an individual basis (nonaccrual, TDR). Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not assigned an individual reserve, is segregated by call report codes and a loan-level probability of default (“PD”) / Loss Given Default (“LGD”) cash flow method with and using an exposure at default (“EAD”) model is applied. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level.

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

A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit. Any needed reserve is recorded in reserve for unfunded commitments (“RUC”) on the Consolidated Balance Sheets. For periods beyond which we are able to develop reasonable and supportable forecasts, we revert to the historical loss rate on a straight-line basis over a twelve-month period.

The Company uses a loan level PD/LGD cash flow method with an EAD model to estimate expected credit losses. In accordance with ASC 326, expected credit losses are measured on a collective (pooled) basis for financial assets with similar risk characteristics. The bank groups collectively assessed loans using a call report code. Some unique loan types, such as PPP loans, are grouped separately due to their specific risk characteristics.

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

For our cash flow model, management utilizes and forecasts regional unemployment by using a national forecast and estimating a regional adjustment based on historical differences between the two as the loss driver over our reasonable and supportable period of two years and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. In 2021, unemployment projections have started to recover from elevated levels experienced in 2020 as a result of the COVID-19 pandemic. Unemployment projections inform our CECL economic forecast and resulted in a reduction to our ACL during the three months ended March 31, 2021. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.

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

The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	Three Months Ended	Three Months Ended
(dollars in thousands)	March 31, 2021	March 31, 2020
Provision for credit losses- loans	(2,261)	14,310
Provision for credit losses- AFS debt securities	(89)	—
Total provision for credit losses	(2,350)	14,310

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

Paycheck Protection Program. The PPP portfolio is comprised of loans issued under the SBA’s Paycheck Protection Program to support small businesses impacted by the pandemic. PPP loans are approved subject to limited underwriting criteria following SBA guidelines, are unsecured, and are fully guaranteed as to principal and interest by the SBA.

    Income producing commercial real estate. Income producing commercial real estate loans are comprised of permanent and bridge financing provided to professional real estate owners/managers of commercial and residential real estate projects and properties who have a demonstrated a record of past success with similar properties. Collateral properties include apartment buildings, office buildings, hotels, mixed-use buildings, retail, data centers, warehouse, and shopping centers. The primary source of repayment on these loans is generally expected to come from lease or operation of the real property collateral. Income producing commercial real estate loans are impacted by fluctuation in collateral values, as well as rental demand and rates.

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

Other Consumer: The other consumer portfolio is comprised of consumer purpose loans not secured by real property, including personal lines of credit and loans, overdraft lines, and vehicle loans. This category also includes other loan items such as overdrawn deposit accounts as well as loans and loan payments in process.

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

Classified loans represent the sum of loans graded substandard and doubtful. The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and in specific reserves assigned on an individual basis as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to management committees, Director’s Loan Committee, the Audit Committee, and the Board of Directors. The committees' reports to the Board are part of the Board review on a quarterly basis of our consolidated financial statements.When management determines that foreclosure is probable, and for certain collateral-dependent loans where foreclosure is not considered probable, expected credit losses are based on the estimated fair value of the collateral adjusted for selling costs, when appropriate. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

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
Allowance for Credit Losses - Available-for-Sale Debt Securities
For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. When evaluating whether credit loss exists, accounting guidance requires that the Company not consider the length of time that fair value has been less than amortized cost. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The entire amount of an impairment loss is recognized in earnings only when: (1) the Company intends to sell the security; or (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as comprehensive income, net of deferred taxes. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a non-credit-related impairment. The majority of available-for-sale debt securities as of March 31, 2021 and December 31, 2020 were issued by U.S. agencies. However, as of March 31, 2021, the allowance for credit losses on AFS securities was $78 thousand based on the Company's determination that part of the unrealized loss positions in AFS corporate and municipal securities could be the result of credit losses. See Note 3 Investment Securities for more information.

We have made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in accrued interest and other assets in the Consolidated Balance Sheets. Available-for-sale debt securities are placed on non-accrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.
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
These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Other New Authoritative Accounting Guidance
Accounting Standards Adopted in 2021:
ASU 2019-12 "Income Taxes (Topic 740)" ("ASU 2019-12") simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. ASU 2019-12 became effective for us on January 1, 2021 and did not have a material impact on our consolidated financial statements.
Accounting Standards Pending Adoption
ASU 2020-4, "Reference Rate Reform (Topic 848)" ("ASU 2020-4") provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/ costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-4 also provides numerous optional expedients for derivative accounting. ASU 2020-4 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-4 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We do not anticipate that the LIBOR transition or the application of this ASU will have material effects on the Company's business operations and consolidated financial statements.
Note 2. Cash and Due from Banks
Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank ("FRB") based principally on the type and amount of their deposits. During the first three months of 2021, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as significant excess reserves, on which interest is paid.
The Company also has deposits with other banks that serve as collateral for derivative positions it holds, totaling $2.6 million at March 31, 2021 and $5.1 million at December 31, 2020.
Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank ("FHLB") of Atlanta and noninterest bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.

Note 3. Investment Securities Available-for-Sale
Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Allowance	Estimated
March 31, 2021	Amortized	Unrealized	Unrealized	for Credit	Fair
(dollars in thousands)	Cost	Gains	Losses	Losses	Value
U.S. agency securities	$280,147	$1,247	$(5,859)	$—	$275,535
Residential mortgage backed securities	934,615	9,710	(11,706)	—	932,619
Municipal bonds	103,230	4,352	(453)	(7)	107,122
Corporate bonds	52,935	1,250	(481)	(71)	53,633
	$1,370,927	$16,559	$(18,499)	$(78)	$1,368,909

		Gross	Gross		Estimated
December 31, 2020	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
U.S. agency securities	$181,087	$1,461	$(627)	$—	$181,921
Residential mortgage backed securities	811,328	14,506	(833)	—	825,001
Municipal bonds	102,259	5,872	—	(18)	108,113
Corporate bonds	34,383	1,624	(8)	(149)	35,850
	$1,129,057	$23,463	$(1,468)	$(167)	$1,150,885
In addition, at March 31, 2021 and December 31, 2020 the Company held $34.0 million and $40.1 million, respectively, in equity securities in a combination of FRB and FHLB stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.
Accrued interest on available-for-sale securities totaled $4.0 million and $3.5 million at March 31, 2021 and December 31, 2020, respectively, and was included in other assets in the Consolidated Balance Sheets.
Gross unrealized losses and fair value of available-for-sale securities for which an allowance for credit losses has not been recorded, by length of time that individual securities have been in a continuous unrealized loss position are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
March 31, 2021	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	50	$197,761	$5,346	$38,854	$513	$236,615	$5,859
Residential mortgage backed securities	267	579,364	11,646	5,035	60	584,399	11,706
Corporate bonds	16	23,763	481	—	—	23,763	481
Municipal bonds	46	26,885	453	—	—	26,885	453
	379	$827,773	$17,926	$43,889	$573	$871,662	$18,499

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2020	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	28	$46,412	$67	$41,320	$560	$87,732	$627
Residential mortgage backed securities	35	170,178	782	6,419	51	176,597	833
Corporate bonds	3	5,764	8	—	—	5,764	8
	66	$222,354	$857	$47,739	$611	$270,093	$1,468
The majority of the AFS debt securities in an unrealized loss position as of March 31, 2021, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.
As of March 31, 2021, total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. However, as of March 31, 2021, the Company determined that part of the unrealized loss positions in AFS corporate and municipal securities could be the result of credit losses, and therefore, an allowance for credit losses of $78 thousand was recorded. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 4.6 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.
The amortized cost and estimated fair value of investments available-for-sale at March 31, 2021 and December 31, 2020 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities (“MBS”) will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$96,891	$94,564	$53,916	$53,906
After one year through five years	125,593	125,151	110,083	110,777
Five years through ten years	57,663	55,820	17,087	17,240
Residential mortgage backed securities	934,615	932,619	811,328	825,001
Municipal bonds maturing:
One year or less	3,343	3,327	4,329	4,348
After one year through five years	26,564	28,042	26,622	28,272
Five years through ten years	71,323	73,698	69,309	73,389
After ten years	2,000	2,062	2,000	2,121
Corporate bonds maturing:
One year or less	500	500	5,218	5,220
After one year through five years	37,823	38,392	22,189	23,267
After ten years	14,612	14,812	6,976	7,511
Allowance for Credit Losses	—	(78)	—	(167)
	$1,370,927	$1,368,909	$1,129,057	$1,150,885

For the three months ended March 31, 2021, gross realized gains on sales of investments securities were $386 thousand and there were $165 thousand gross realized losses on sales of investment securities. For the three months ended March 31, 2020, gross realized gains on sales of investments securities were $822 thousand, and there were no gross realized losses on sales of investment securities.
Proceeds from sales and calls of investment securities for the three months ended March 31, 2021 were $28.5 million compared to $78.0 million for the same period in 2020.
The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2021 and December 31, 2020 was $270.0 million and $268.4 million, respectively, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.
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
At March 31, 2021, the Bank had mortgage banking derivative financial instruments totaling $2.5 million related to its interest rate lock commitments. At March 31, 2021 the Bank had mortgage banking derivative financial instruments of $191.9 million notional value and $367.7 million at December 31, 2020. The fair value of these mortgage banking derivative instruments at December 31, 2020 was $5.2 million included in other assets.

Included in gain on sale of loans for the three months ended March 31, 2021 there was no net loss relating to mortgage banking derivative instruments as compared to a net loss of $1.3 million for the three months ended March 31, 2020.

Note 5. Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at March 31, 2021 (unaudited) and December 31, 2020 are summarized by type as follows:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,398,155	19%	$1,437,433	19%
PPP loans	565,018	8%	454,771	6%
Income producing - commercial real estate	3,430,077	45%	3,687,000	47%
Owner occupied - commercial real estate	1,012,457	13%	997,694	13%
Real estate mortgage - residential	71,209	1%	76,592	1%
Construction - commercial and residential	829,481	11%	873,261	11%
Construction - C&I (owner occupied)	152,240	2%	158,905	2%
Home equity	67,167	1%	73,167	1%
Other consumer	885	—	1,389	—
Total loans	7,526,689	100%	7,760,212	100%
Less: allowance for credit losses	(102,070)		(109,579)
Net loans (1)	$7,424,619		$7,650,633
________________________________________
(1)Excludes accrued interest receivable of $46.4 million and $46.0 million at March 31, 2021 and December 31, 2020, respectively, which is recorded in other assets.
Unamortized net deferred fees amounted to $33.8 million and $30.8 million at March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021 and December 31, 2020, the Bank serviced $127 million and $124 million, respectively, of multifamily FHA loans, SBA loans and other loan participations that are not reflected as loan balances on the Consolidated Balance Sheets.
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
The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At March 31, 2021, owner occupied - commercial real estate and construction – C&I (owner occupied) represent approximately 15% of the loan portfolio. At March 31, 2021, non-owner occupied commercial real estate and real estate construction represented approximately 56% of the loan portfolio. The combined owner occupied and commercial real estate and construction loans represent approximately 56% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 79% of all loans being secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 19% of the loan portfolio at March 31, 2021 and was generally variable or adjustable rate. Personal guarantees are generally required, but may be limited. Non-PPP SBA loans represent approximately 1% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit as well as potential recourse to the SBA guarantees. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.
Approximately 8% of the loan portfolio at March 31, 2021 consists of PPP loans to eligible customers. PPP loans are expected to primarily be repaid via forgiveness provisions (under the CARES Act and subsequent legislation) from the SBA. These loans are fully guaranteed as to principal and interest by the SBA and ultimately by the full faith and credit of the U.S. Government; as a result, they were approved utilizing different underwriting standards than the Bank's other commercial loans. PPP loans are included in the CECL model but do not carry an allowance for credit loss due to the aforementioned government guarantees.
Approximately 1% of the loan portfolio at March 31, 2021 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.
Approximately 1% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 20.5 months at March 31, 2021. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.
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
The Company’s loan portfolio includes acquisition, development and construction (“ADC”) real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.3 billion at March 31, 2021. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 59.4% of the outstanding ADC loan portfolio at March 31, 2021. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate these inherent risks, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2021 and 2020. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not restrict the use of the allowance to absorb losses in other categories.

		Income Producing -	Owner Occupied -	Real Estate	Construction -
		Commercial	Commercial	Mortgage -	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

Three Months Ended March 31, 2021
Allowance for credit losses:
Balance at beginning of period	$26,569	$55,385	$14,000	$1,020	$11,529	$1,039	$37	$109,579
Loans charged-off	(4,150)	(1,000)	—	—	(206)	—	(1)	(5,357)
Recoveries of loans previously charged-off	96	—	—	—	—	—	13	109
Net loans (charged-off) recoveries	(4,054)	(1,000)	—	—	(206)	—	12	(5,248)
Provision for credit losses- loans	1,186	(2,875)	315	(101)	(640)	(132)	(14)	(2,261)
Ending balance	$23,701	$51,510	$14,315	$919	$10,683	$907	$35	$102,070

As of March 31, 2021
Allowance for credit losses:
Individually evaluated for impairment	$5,365	$5,734	$1,076	$330	$—	$—	$—	$12,505
Collectively evaluated for impairment	18,336	45,776	13,239	589	10,683	907	35	89,565
Ending balance	$23,701	$51,510	$14,315	$919	$10,683	$907	$35	$102,070

Three Months Ended March 31, 2020
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASC 326	$18,832	$29,265	$5,838	$1,557	$17,485	$656	$25	$73,658
Impact of adopting ASC 326	892	11,230	4,674	(301)	(6,143)	245	17	$10,614
Loans charged-off	—	(550)	—	—	(1,768)	—	—	(2,318)
Recoveries of loans previously charged-off	69	—	—	—	—	—	3	72
Net loans (charged-off) recoveries	69	(550)	—	—	(1,768)	—	3	(2,246)
Provision for credit losses- loans	7,553	3,606	(645)	113	3,767	(83)	(1)	14,310
Ending balance	$27,346	$43,551	$9,867	$1,369	$13,341	$818	$44	$96,336

As of March 31, 2020
Allowance for credit losses:
Individually evaluated for impairment	$7,239	$1,903	$375	$657	$1,554	$105	$—	$11,833
Collectively evaluated for impairment	20,107	41,648	9,492	712	11,787	713	44	84,503
Ending balance	$27,346	$43,551	$9,867	$1,369	$13,341	$818	$44	$96,336
We recorded a reversal of $2.4 million and a $14.3 million provision for credit losses for the three months ended March 31, 2021 and 2020, respectively, under CECL. We recorded $5.2 million and $2.2 million in net charge-offs during the three months ended March 31, 2021 and 2020, respectively.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2021 and December 31, 2020:

March 31, 2021

(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$10,310	$9,339
Income producing - commercial real estate	3,193	23,135
Owner occupied - commercial real estate	—	14,075
Real estate mortgage - residential	—	1,942
Construction - commercial and residential	—	196
Home equity	—	413
Other consumer	—	—
Total	$13,503	$49,100
December 31, 2020

(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$11,326	$4,026
Income producing - commercial real estate	3,193	15,686
Owner occupied - commercial real estate	—	23,159
Real estate mortgage - residential	—	2,932
Construction - commercial and residential	—	206
Home equity	—	415
Other consumer	—	—
Total	$14,519	$46,424

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

Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination is as follows:

March 31, 2021 (dollars in thousands)	Prior		2017		2018		2019		2020		2021	Total
Commercial
Pass	413,814		221,839		217,567		155,489		181,351		75,196	1,265,256
Watch	35,974		23,444		19,089		7,171		10,930		—	96,608
Special Mention	1,403		—		3,366		3,980		899		—	9,648
Substandard	22,226		1,175		2,548		569		125		—	26,643
Total	473,417	—	246,458	—	242,570	—	167,209	—	193,305	—	75,196	1,398,155
PPP loans
Pass	—	—	—	—	—	—	—	—	387,765		177,253	565,018
Total	—	—	—	—	—	—	—	—	387,765		177,253	565,018
Income producing - commercial real estate
Pass	822,220		273,235		665,705		579,001		501,066		10,799	2,852,026
Watch	161,476		107,191		—		44,357		34,794		—	347,818
Special Mention	57,448		—		42,810		51,939		—		—	152,197
Substandard	63,990		—		8,504		5,542		—		—	78,036
Total	1,105,134	—	380,426	—	717,019	—	680,839	—	535,860	—	10,799	3,430,077
Owner occupied - commercial real estate
Pass	423,893		134,465		132,647		67,400		48,170		18,005	824,580
Watch	21,916		3,266		12,030		7,175		2,041		—	46,428
Special Mention	446		—		81,561		19,077		—		—	101,084
Substandard	26,528		1,908		1,993		9,936		—		—	40,365
Total	472,783	—	139,639	—	228,231	—	103,588	—	50,211	—	18,005	1,012,457
Real estate mortgage - residential
Pass	20,699		10,173		13,445		17,637		5,565		1,184	68,703
Watch	605		—		—		—		—		—	605
Substandard	1,901		—		—		—		—		—	1,901
Total	23,205	—	10,173	—	13,445	—	17,637	—	5,565	—	1,184	71,209
Construction - commercial and residential
Pass	73,112		233,218		230,716		108,156		107,338		15,504	768,044
Watch	270		56,309		4,662		—		—		—	61,241
Substandard	—		—		—		196		—		—	196
Total	73,382	—	289,527	—	235,378	—	108,352	—	107,338	—	15,504	829,481
Construction - C&I (owner occupied)												—
Pass	17,698		7,380		19,358		23,543		42,130		693	110,802
Watch	4,625		412		5,394		—		—		—	10,431
Special Mention	137		—		—		15,169		15,701		—	31,007
Total	22,460	—	7,792	—	24,752	—	38,712	—	57,831	—	693	152,240
Home Equity												—
Pass	33,548		6,850		6,631		3,704		11,675		2,910	65,318
Watch	1,436		—		—		—		—		—	1,436
Substandard	368		—		—		45		—		—	413
Total	35,352	—	6,850	—	6,631	—	3,749	—	11,675	—	2,910	67,167
Other Consumer												—
Pass	589		58		88		82		27		34	878
Substandard	7		—		—		—		—		—	7
Total	596	—	58	—	88	—	82	—	27	—	34	885
Total Recorded Investment	$2,206,329	$—	$1,080,923	$—	$1,468,114	$—	$1,120,168	$—	$1,349,577	$—	$301,578	7,526,689

December 31, 2020 (dollars in thousands)	Prior	2016	2017	2018	2019	2020	Total
Commercial
Pass	323,660	111,886	249,541	211,551	164,166	227,095	1,287,899
Watch	31,903	5,315	19,145	21,013	7,740	7,979	93,095
Special Mention	4,969	1,692	8,969	3,385	5,599	2,169	26,783
Substandard	17,679	5,803	1,820	3,525	829	—	29,656
Total	378,211	124,696	279,475	239,474	178,334	237,243	1,437,433
PPP loans
Pass	—	—	—	—	—	454,771	454,771
Total	—	—	—	—	—	454,771	454,771
Income producing - commercial real estate							—
Pass	560,915	347,946	397,953	622,276	643,388	512,387	3,084,865
Watch	152,367	62,912	91,636	89,852	44,555	34,195	475,517
Special Mention	213	—	—	—	51,969	—	52,182
Substandard	58,555	800	4,656	4,883	5,542	—	74,436
Total	772,050	411,658	494,245	717,011	745,454	546,582	3,687,000
Owner occupied - commercial real estate
Pass	343,371	100,272	111,996	136,644	59,681	49,584	801,548
Watch	16,014	5,011	2,640	10,338	15,501	—	49,504
Special Mention	418	—	—	83,110	19,091	—	102,619
Substandard	28,228	784	1,908	2,048	10,151	904	44,023
Total	388,031	106,067	116,544	232,140	104,424	50,488	997,694
Real estate mortgage - residential
Pass	16,310	2,693	10,199	12,746	18,209	10,116	70,273
Watch	1,996	699	—	728	—	—	3,423
Substandard	1,198	1,698	—	—	—	—	2,896
Total	19,504	5,090	10,199	13,474	18,209	10,116	76,592
Construction - commercial and residential
Pass	21,290	60,486	266,788	297,480	105,679	71,297	823,020
Watch	929	—	42,751	3,448	—	—	47,128
Special Mention	12	—	—	2,895	—	—	2,907
Substandard	—	—	206	—	—	—	206
Total	22,231	60,486	309,745	303,823	105,679	71,297	873,261
Construction - C&I (owner occupied)
Pass	8,278	10,476	6,637	30,340	22,209	40,101	118,041
Watch	3,573	—	2,118	4,935	—	—	10,626
Special Mention	124	—	—	—	14,436	15,678	30,238
Total	11,975	10,476	8,755	35,275	36,645	55,779	158,905
Home Equity
Pass	33,226	4,493	8,227	7,827	4,224	12,924	70,921
Watch	1,596	—	—	—	—	—	1,596
Substandard	603	—	—	—	47	—	650
Total	35,425	4,493	8,227	7,827	4,271	12,924	73,167
Other Consumer
Pass	929	190	64	74	94	31	1,382
Substandard	7	—	—	—	—	—	7
Total	936	190	64	74	94	31	1,389
Total Recorded Investment	$1,628,363	$723,156	$1,227,254	$1,549,098	$1,193,110	$1,439,231	$7,760,212
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

The table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of March 31, 2021 (unaudited) and December 31, 2020:

		Loans	Loans	Loans			Total Recorded
	Current	30-59 Days	60-89 Days	90 Days or	Total Past		Investment in
(dollars in thousands)	Loans	Past Due	Past Due	More Past Due	Due Loans	Non-Accrual	Loans
March 31, 2021
Commercial	$1,371,357	$6,681	$1,626	$—	$8,307	$18,491	$1,398,155
PPP loans	565,018	—	—	—	—	—	565,018
Income producing - commercial real estate	3,360,794	46,811	5,315	—	52,126	17,157	3,430,077
Owner occupied - commercial real estate	994,842	3,336	202	—	3,538	14,077	1,012,457
Real estate mortgage - residential	68,438	829	—	—	829	1,942	71,209
Construction - commercial and residential	825,823	3,462	—	—	3,462	196	829,481
Construction - C&I (owner occupied)	148,373	3,453	414	—	3,867	—	152,240
Home equity	66,488	197	69	—	266	413	67,167
Other consumer	885	—	—	—	—	—	885
Total	$7,402,018	$64,769	$7,626	$—	$72,395	$52,276	$7,526,689

December 31, 2020
Commercial	$1,394,244	$6,411	$21,426	$—	$27,837	$15,352	$1,437,433
PPP loans	454,771	—	—	—	—	—	454,771
Income producing - commercial real estate	3,616,207	—	51,913	—	51,913	18,880	3,687,000
Owner occupied - commercial real estate	960,364	10,630	3,542	—	14,172	23,158	997,694
Real estate mortgage – residential	72,231	1,430	—	—	1,430	2,931	76,592
Construction - commercial and residential	869,723	2,992	340	—	3,332	206	873,261
Construction- C&I (owner occupied)	158,905	—	—	—	—	—	158,905
Home equity	67,732	467	4,552	—	5,019	416	73,167
Other consumer	1,367	21	1	—	22	—	1,389
Total	$7,595,544	$21,951	$81,774	$—	$103,725	$60,943	$7,760,212

The following presents the nonaccrual loans as of March 31, 2021 (unaudited) and December 31, 2020:

	March 31, 2021
	Nonaccrual with	Nonaccrual with	Total
	No Allowance	an Allowance	Nonaccrual
(dollars in thousands)	for Credit Loss	for Credit Loss	Loans

Commercial	$8,493	$9,998	$18,491
Income producing - commercial real estate	6,092	11,065	17,157
Owner occupied - commercial real estate	10,675	3,402	14,077
Real estate mortgage - residential	—	1,942	1,942
Construction - commercial and residential	196	—	196
Home equity	413	—	413
Total (1)(2)	$25,869	$26,407	$52,276

	December 31, 2020
	Nonaccrual with	Nonaccrual with	Total
	No Allowance	an Allowance	Nonaccrual
(dollars in thousands)	for Credit Loss	for Credit Loss	Loans

Commercial	$3,263	$12,089	$15,352
Income producing - commercial real estate	6,500	12,380	18,880
Owner occupied - commercial real estate	18,941	4,217	23,158
Real estate mortgage - residential	1,234	1,697	2,931
Construction - commercial and residential	—	206	206
Home equity	416	—	416
Total (1)(2)	$30,354	$30,589	$60,943

(1)Excludes TDRs that were performing under their restructured terms totaling $10.3 million at March 31, 2021 and $10.5 million at December 31, 2020.
(2)Gross interest income of $0.8 million and $3.7 million would have been recorded for the three months ended March 31, 2021 and December 31, 2020, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while no interest was actually recorded on such loans for the three months ended March 31, 2021 or 2020. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Modifications
A modification of a loan constitutes a TDR when the borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. The most common change in terms provided by the Company is an extension of an interest-only term. As of March 31, 2021, all performing TDRs were categorized as interest-only modifications.
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

In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complies with the CARES Act and ASC 310-40 to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days, which we extended for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. As of March 31, 2021, we granted ongoing temporary modifications on approximately 58 loans representing approximately $143 million (1.9% of total loans) in outstanding exposure. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.
The following table presents by class, the recorded investment of loans modified in TDRs held by the Company for the periods ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructurings
Restructured accruing	5	$1,157	$9,171	$—	$—	$10,328
Restructured nonaccruing	3	101	6,342	—	—	6,443
Total	8	$1,258	$15,513	$—	$—	$16,771

Specific allowance		$547	$2,976	$—	$—	$3,523

Restructured and subsequently defaulted		$101	$6,342	$—	$—	$6,443

	Three Months Ended March 31, 2020
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructurings
Restructured accruing	11	$1,438	$15,574	$860	$—	$17,872
Restructured nonaccruing	2	137	—	2,370	—	2,507
Total	13	$1,575	$15,574	$3,230	$—	$20,379

Specific allowance		$—	$1,007	$—	$—	$1,007

Restructured and subsequently defaulted		$—	$—	$—	$—	$—
The Company had eight TDRs at March 31, 2021 totaling approximately $16.8 million. Five of these loans totaling approximately $10.3 million are performing under their modified terms as of March 31, 2021. For the first three months of 2021 and 2020, there was one and no performing TDR loans each, totaling $101 thousand and zero, respectively, that defaulted on their modified terms. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on non-accrual status. For the three months ended March 31, 2021, one previously nonperforming restructured loan had its collateral sold and all principal collected along with partial collection of delinquent interest; in addition, one restructured loan purchased as part of the 2014 acquisition of Virginia Heritage Bank has now had its full carrying value collected, while additional payments will recover previously written off principal and interest. No similar transactions occurred during the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, no loans were re-underwritten and removed from TDR status. Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. For the three months ended March 31, 2021 and 2020, there were no loans modified in a TDR and four loans modified into a TDR totaling approximately $1.3 million, respectively.
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
As of March 31, 2021, the Company had $30.7 million of operating lease ROU assets and $33.3 million of operating lease liabilities on the Company’s Consolidated Balance Sheets. As of December 31, 2020, the Company had $25.2 million of operating lease ROU assets and $28.0 million of operating lease liabilities on the Company’s Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.

The leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in ROU assets and lease liabilities.
As of March 31, 2021, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. As of March 31, 2021, there were no leases that have been signed but did not yet commence as of the reporting date that create significant rights and obligations for the Company.
The following table presents lease costs and other lease information.

	Three Months Ended
(dollars in thousands)	March 31, 2021		March 31, 2020
Lease Cost
Operating Lease Cost (Cost resulting from lease payments)	$2,159		$1,998
Variable Lease Cost (Cost excluded from lease payments)	250		267
Sublease Income	(87)		(87)
Net Lease Cost	$2,322		$2,178

Operating Lease - Operating Cash Flows (Fixed Payments)	$2,304		$2,206
Right-of-Use Assets - Operating Leases	$30,707		$25,655
Weighted Average Lease Term - Operating Leases	6.24	yrs	4.84	yrs
Weighted Average Discount Rate - Operating Leases	3.37%		4.00%

Future minimum payments for operating leases with initial or remaining terms of more than one year as of March 31, 2021 were as follows:

(dollars in thousands)
Twelve Months Ended:
March 31, 2022	$8,199
March 31, 2023	4,519
March 31, 2024	6,040
March 31, 2025	5,268
March 31, 2026	4,277
Thereafter	10,720
Total Future Minimum Lease Payments	39,023
Amounts Representing Interest	(5,685)
Present Value of Net Future Minimum Lease Payments	$33,338
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
As of March 31, 2021 and December 31, 2020, the Company had one designated cash flow hedge interest rate swap transaction outstanding associated with the Company's variable rate deposits. Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. The Company's sole designated cash flow hedge matured during April 2021. Accordingly, the Company estimates (based on existing interest rates) that $60 thousand will be reclassified as an increase in interest expense during April 2021.
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
As of March 31, 2021, the aggregate fair value of the derivative contract with credit risk contingent features (i.e., containing collateral posting or termination provisions based on our capital status) that was in a net liability position totaled $474 thousand. The Company has a minimum collateral posting threshold with its derivative counterparty. As of March 31, 2021, the Company was required to post collateral totaling $1.0 million with its derivative counterparty against its obligations under this agreement. If the Company had breached any provisions under the agreement at March 31, 2021, it could have been required to settle its obligations under the agreement at the termination value.
The table below identifies the balance sheet category and fair value of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of March 31, 2021 (unaudited) and December 31, 2020.

	March 31, 2021			December 31, 2020
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments
Interest rate product	$217,398	$3,637	Other Assets	$3,491	Other Assets
Mortgage banking derivatives	$191,902	$2,514	Other Assets	5,213	Other Assets
	$409,300	$6,151	Other Assets	$8,704	Other Assets

Derivatives designated as hedging instruments
Interest rate product	$100,000	$133	Other Liabilities	$516	Other Liabilities
Derivatives not designated as hedging instruments
Interest rate product	$217,398	$3,516	Other Liabilities	3,653	Other Liabilities
Other Contracts	$26,789	$78	Other Liabilities	118	Other Liabilities
	$244,187	$3,594	Other Liabilities	$3,771	Other Liabilities

Net Derivatives on the balance sheet		$3,727		$4,287
Cash and other collateral		$2,550		4,168
Net Derivative Amounts		$1,177		$119

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the three months ended March 31, 2021 and 2020:

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain (Loss) Recognized		Recognized from	Reclassified from Accumulated
Derivatives in Subtopic	in OCI on Derivative		Accumulated Other	OCI into Income
815-20 Hedging	Three Months Ended March 31,		Comprehensive Income into	Three Months Ended March 31,
Relationships (dollars in thousands)	2021	2020	Income	2021	2020
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(844)	$(1,521)	Interest Expense	$(385)	$28
Total	$(844)	$(1,521)		$(385)	$28

able below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Income
	Location and Amount of Gain or (Loss) Recognized in Income on
	Fair Value and Cash Flow Hedging Relationships (in 000's)
	Three Months Ended March 31,
	2021	2020
	Interest Expense
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of fair value or cash flow hedges are recorded	$(384)	$28

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(384)	$28
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	$(384)	$28
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component	$—	$—

Effect of Derivatives Not Designated as Hedging Instruments on the Statements of Income
		Amount of Income (Loss)
		Recognized in Income on
	Location of	Derivative
Derivatives Not Designated as Hedging	(Loss) Recognized in	Three Months Ended March 31,
Instruments under Subtopic 815-20	Income on Derivative	2021	2020
Interest Rate Products	Other income / (expense)	$283	$(168)
Mortgage banking derivatives	Other income / (expense)	2,514	663
Other Contracts	Other income / (expense)	40	(66)
Total		$2,837	$429

Note 8. Long-Term Borrowings
The following table presents information related to the Company’s long-term borrowings as of March 31, 2021 (unaudited) and December 31, 2020.

(dollars in thousands)	March 31, 2021	December 31, 2020
Subordinated Notes, 5.75%	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	150,000
FHLB Advance, 1.81%	—	50,000
Less: unamortized debt issuance costs	(1,825)	(1,923)
Long-term borrowings	$218,175	$268,077
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
On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “2026 Notes”). The 2026 Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $147.4 million, which includes $2.6 million in deferred financing costs which are being amortized over the life of the 2026 Notes. We are in the process of evaluating the impact of the expected discontinuation of LIBOR on the 2026 notes.
On February 26, 2020, the Bank borrowed $50 million dollars under its borrowing arrangement with the FHLB at a fixed rate of 1.81% with a maturity date of February 26, 2030 as part of the overall asset liability strategy and to support loan growth. In the first quarter of 2021, we realized a net gain of $911 thousand on the cancellation of this debt.

Note 9. Net Income per Common Share
The calculation of net income per common share for the three months ended March 31, 2021 and 2020 (unaudited) was as follows:

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2021	2020
Basic:
Net income	$43,469	$23,123
Average common shares outstanding	31,870	32,850
Basic net income per common share	$1.36	$0.70

Diluted:
Net income	$43,469	$23,123
Average common shares outstanding	31,870	32,850
Adjustment for common share equivalents	53	25
Average common shares outstanding-diluted	31,923	32,875
Diluted net income per common share	$1.36	$0.70

Anti-dilutive shares	4	26

Note 10. Other Comprehensive Income
The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (unaudited).

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2021
Net unrealized gain (loss) on securities available-for-sale	$(23,713)	$6,096	$(17,617)
Less: Reclassification adjustment for net gains (losses) included in net income	(221)	55	(166)
Total unrealized gain (loss)	(23,934)	6,151	(17,783)

Net unrealized gain (loss) on derivatives	767	(194)	573
Less: Reclassification adjustment for gain (loss) included in net income	(384)	96	(288)
Total unrealized gain (loss)	383	(98)	285

Other Comprehensive Income (Loss)	$(23,551)	$6,053	$(17,498)

Three Months Ended March 31, 2020
Net unrealized gain (loss) on securities available-for-sale	$16,736	$(4,632)	$12,104
Less: Reclassification adjustment for net gains (losses) included in net income	(822)	(218)	(604)
Total unrealized gain (loss)	15,914	(4,850)	11,500

Net unrealized gain (loss) on derivatives	(1,989)	664	(1,325)
Less: Reclassification adjustment for gain (loss) included in net income	(94)	(25)	(69)
Total unrealized gain (loss)	(2,083)	639	(1,394)

Other Comprehensive Income (Loss)	$13,831	$(4,211)	$10,106

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2021 and 2020.

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Three Months Ended March 31, 2021
Balance at Beginning of Period	$16,168	$(668)	$15,500
Other comprehensive income (loss) before reclassifications	(17,617)	573	(17,044)
Amounts reclassified from accumulated other comprehensive income (loss)	(166)	(288)	(454)
Net other comprehensive income (loss) during period	(17,783)	285	(17,498)
Balance at End of Period	$(1,615)	$(383)	$(1,998)

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Three Months Ended March 31, 2020
Balance at Beginning of Period	$3,109	$(150)	$2,959
Other comprehensive income (loss) before reclassifications	12,104	(1,325)	10,779
Amounts reclassified from accumulated other comprehensive loss	(604)	(69)	(673)
Net other comprehensive income (loss) during period	11,500	(1,394)	10,106
Balance at End of Period	$14,609	$(1,544)	$13,065

The following tables present the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020.

	Amount Reclassified from
	Accumulated Other		Affected Line Item in
Details about Accumulated Other	Comprehensive (Loss) Income		the Statement Where
Comprehensive Income Components	Three Months Ended March 31,		Net Income is Presented
(dollars in thousands)	2021	2020
Realized gain on sale of investment securities	$221	$822	Gain on sale of investment securities
Interest income derivative deposits	384	94	Interest income on deposits
Income tax expense	(151)	(243)	Income tax expense
Total Reclassifications for the Period	$454	$673	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 (unaudited) and December 31, 2020.

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
March 31, 2021
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$275,535	$—	$275,535
Residential mortgage backed securities	—	932,619	—	932,619
Municipal bonds	—	107,122	—	107,122
Corporate bonds	—	52,133	1,500	53,633
Loans held for sale	—	142,196	—	142,196
Interest rate caps	—	3,607	—	3,607
Mortgage banking derivatives	—	—	2,514	2,514
Total assets measured at fair value on a recurring basis as of March 31, 2021	$—	$1,513,212	$4,014	$1,517,226
Liabilities:
Interest rate swap derivatives	$—	$133	$—	$133
Derivative liability	—	78	—	78
Interest rate caps	—	3,486	—	3,486
Total liabilities measured at fair value on a recurring basis as of March 31, 2021	$—	$3,697	$—	$3,697
December 31, 2020
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$181,921	$—	$181,921
Residential mortgage backed securities	—	825,001	—	825,001
Municipal bonds	—	108,113	—	108,113
Corporate bonds	—	34,350	1,500	35,850
Loans held for sale	—	88,205	—	88,205
Interest rate caps	—	3,413	—	3,413
Mortgage banking derivatives	—	—	5,213	5,213
Total assets measured at fair value on a recurring basis as of December 31, 2020	$—	$1,241,003	$6,713	$1,247,716
Liabilities:
Interest rate swap derivatives	$—	$516	$—	$516
Derivative liability	—	118	—	118
Interest rate caps	—	3,574	—	3,574
Total liabilities measured at fair value on a recurring basis as of December 31, 2020	$—	$4,208	$—	$4,208

Investment securities available-for-sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange. Level 2 securities include U.S. agency debt securities, mortgage backed securities issued by Government Sponsored Entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amounts approximate the fair value.
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
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of March 31, 2021 (unaudited) and December 31, 2020.

	March 31, 2021
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference
Loans held for sale	$142,196	$139,606	$2,590

	December 31, 2020
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference
Loans held for sale	$88,205	$86,551	$1,654
There were no residential mortgage loans held for sale that were 90 or more days past due or on nonaccrual status as of March 31, 2021 or December 31, 2020.
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
The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2021	$1,500	$5,213	$6,713
Realized gain (loss) included in earnings	—	(2,699)	(2,699)
Ending balance at March 31, 2021	$1,500	$2,514	$4,014

Liabilities:
Beginning balance at January 1, 2021	$—	$—	$—
Ending balance at March 31, 2021	$—	$—	$—

	Investment	Mortgage Balancing
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2020	$10,931	$280	$11,211
Realized (loss) gain included in earnings	—	4,933	4,933
Migrated to level 2 valuation	(9,233)	—	(9,233)
Reclass fair value asset to cost method	(198)	—	(198)
Ending balance at December 31, 2020	$1,500	$5,213	$6,713

Liabilities:
Beginning balance at January 1, 2020	$—	$66	$66
Realized gain included in earnings	—	(66)	(66)
Ending balance at December 31, 2020	$—	$—	$—
The other equity and debt securities classified as Level 3 consist of one corporate bond of a local banking company and equity investments in the form of common stock of two local banking companies which are not publicly traded, and for which the carrying amounts approximate fair value.

For Level 3 assets measured at fair value on a recurring or nonrecurring basis as of March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

		March 31, 2021					December 31, 2020
(dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value		Weighted Average (1)		Fair Value
Mortgage banking derivatives	Pricing Model	Pull Through Rate	81.2% - 91.9%	83.30%	$2,514	0	79.14%	76.25	$5,213
(1) Unobservable inputs for mortgage banking derivatives were weighted by loan amount.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.
At March 31, 2021, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
March 31, 2021
Commercial	$—	$—	$14,284	$14,284
Income producing - commercial real estate	—	—	20,595	20,595
Owner occupied - commercial real estate	—	—	13,000	13,000
Real estate mortgage - residential	—	—	1,368	1,368
Construction - commercial and residential	—	—	196	196
Home equity	—	—	414	414
Other consumer	—	—	—	—
Other real estate owned	—	—	4,987	4,987
Total assets measured at fair value on a nonrecurring basis as of March 31, 2021	$—	$—	$54,844	$54,844

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
December 31, 2020
Impaired loans:
Commercial	$—	$—	$9,285	$9,285
Income producing - commercial real estate	—	—	21,638	21,638
Owner occupied - commercial real estate	—	—	21,930	21,930
Real estate mortgage - residential	—	—	2,602	2,602
Construction - commercial and residential	—	—	103	103
Home equity	—	—	416	416
Other real estate owned	—	—	4,987	4,987
Total assets measured at fair value on a nonrecurring basis as of December 31, 2020	$—	$—	$60,961	$60,961
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

The estimated fair value of the Company’s financial instruments at March 31, 2021 (unaudited) and December 31, 2020 are as follows:

			Fair Value Measurements
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying
(dollars in thousands)	Value	Fair Value
March 31, 2021
Assets
Cash and due from banks	$9,112	$9,112	$9,112	$—	$—
Federal funds sold	25,785	25,785	—	25,785	—
Interest bearing deposits with other banks	1,708,374	1,708,374	—	1,708,374	—
Investment securities	1,369,107	1,369,107	—	1,367,607	1,500
Federal Reserve and Federal Home Loan Bank stock	33,978	33,978	—	33,978	—
Loans held for sale	142,196	142,196	—	142,196	—
Loans	7,424,619	7,369,359	—	—	7,369,359
Bank owned life insurance	77,119	77,119	—	77,119	—
Annuity investment	14,360	14,360	—	14,360	—
Mortgage banking derivatives	2,514	2,514	—	—	2,514
Interest rate caps	3,607	3,607	—	3,607	—

Liabilities
Noninterest bearing deposits	2,594,334	2,594,334	—	2,594,334	—
Interest bearing deposits	5,738,549	5,738,549	—	5,738,549	—
Time deposits	865,961	879,569	—	879,569	—
Customer repurchase agreements	20,061	20,061	—	20,061	—
Borrowings	518,175	526,754	—	526,754	—
Interest rate swap derivatives	133	133	—	133	—
Credit risk participation agreement	78	78	—	78	—
Interest rate caps	3,486	3,486	—	3,486	—

December 31, 2020
Assets
Cash and due from banks	$8,435	$8,435	$8,435	$—	$—
Federal funds sold	28,200	28,200	—	28,200
Interest bearing deposits with other banks	1,752,420	1,752,420	—	1,752,420
Investment securities	1,150,885	1,150,885	—	1,149,385	1,500
Federal Reserve and Federal Home Loan Bank stock	40,104	40,104	—	40,104	—
Loans held for sale	88,205	88,205	—	88,205	—
Loans	7,650,633	7,608,687	—	—	7,608,687
Bank owned life insurance	76,729	76,729	—	76,729	—
Annuity investment	14,468	14,468	—	14,468	—
Mortgage banking derivative	5,213	5,213	—	—	5,213
Interest rate caps	3,413	3,413	—	3,413	—

Liabilities
Noninterest bearing deposits	2,809,334	2,809,334	—	2,809,334	—
Interest bearing deposits	756,923	756,923	—	756,923	—
Time deposits	977,760	993,500	—	993,500	—
Customer repurchase agreements	26,726	26,726	—	26,726	—
Borrowings	568,077	575,435	—	575,435	—
Interest rate swap derivatives	516	516	—	516	—
Credit risk participation agreements	118	118	—	118	—
Interest rate caps	3,574	3,574	—	3,574	—

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Eagle Bancorp, Inc. (the “Company”) and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as “may,” “will,” “can,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “assume," "probable," "possible," "continue,” “should,” “could,” “would,” “strive," "seeks," "deem," "projections," "forecast," "consider," "indicative," "uncertainty," "likely," "unlikely," ""likelihood," "unknown," "attributable," "depends," "intends," "generally," "feel" "typically," "judgment," "subjective" and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market (including the macroeconomic and other challenges and uncertainties resulting from the coronavirus (“COVID-19”) pandemic, including on our credit quality and business operations), interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors contained in this report and the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance, and nothing contained herein is meant to or should be considered and treated as earnings guidance of future quarters’ performance projections. All information is as of the date of this report. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward looking statement for any reason.
GENERAL
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating twenty-three years of successful operations. The Company provides general commercial and consumer banking services through EagleBank (the “Bank”), its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twenty branch offices, including nine in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C.
The Bank offers a broad range of commercial banking services to its business and professional clients, as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of Small Business Administration ("SBA”) loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and or mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The decision whether to sell residential mortgage loans on a mandatory or best efforts lock basis is a function of multiple factors, including but not limited to overall market volumes of mortgage loan originations, forecasted “pull-through” rates of origination, loan closing operational considerations, pricing differentials between the two methods, and availability and pricing of various interest rate hedging strategies associated with the mortgage origination pipeline. The Company continually monitors these factors to maximize profitability and minimize operational and interest rate risks.

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
Impact of COVID-19
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing nonessential businesses, directing individuals to restrict their movements, observe social distancing, and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to COVID-19 pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. Since the inception of the pandemic in March of 2020, much progress has been made in reopening economies back up domestically and abroad. In the United States and in other nations around the world, the availability of vaccination to immunize the masses ramped up significantly in the first quarter of 2021. While there is a hopeful reason to be optimistic, we remain cautious given the potential for lingering effects of the pandemic.
Certain of our business and consumer customers have experienced and continue to experience varying degrees of financial distress. In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including directing employees to work from home insofar as is possible, implementing our business continuity plans and protocols to the extent necessary, and our branches have modified hours and advanced safety measures. We have established general guidelines for returning that include having employees maintain safe distances, staggered work schedules to limit the number of employees in a single location, more frequent cleaning of our facilities and other practices encouraging a safe working environment during this challenging time, including required COVID-19 training programs.

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
As an SBA preferred lender, the Bank is participating in the PPP program, and at March 31, 2021, had an outstanding balance of PPP loans of $565.0 million to just over 1,800 business' loans. The statutory interest rate on these loans is 1.00% and the average yield, which includes fee and cost amortization, was 3.50% for the first quarter of 2021. On May 3, 2021, we transacted to sell 849 PPP loans for a total purchase price of $169.0 million. Immediately following this sale, the principal outstanding on PPP loans totaled approximately $378.4 million across 789 notes.
There have also been various governmental actions taken or proposed to provide forms of relief, such as streamlining the application process for forgiveness of all PPP loans under $50,000, limiting debt collections efforts, including foreclosures, and encouraging or requiring extensions, modifications or forbearance, with respect to certain loans and fees. Following the CARES Act, the Consolidated Appropriations Act was signed in to law on December 27, 2020 which expanded and modified the PPP as well as provided additional COVID-19 support. Subsequently, the American Rescue Plan Act of 2021 was signed in to law on March 11, 2021 providing an additional $1.9 trillion in relief in the form of testing and vaccination sites along with direct stimulus checks. Governmental actions taken in response to the COVID-19 pandemic have not always been coordinated or consistent across jurisdictions but, in general, have been expanding in scope and intensity. The efficacy and ultimate effect of these actions is not known.

In response to the COVID-19 pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. Initial modifications under the program have predominantly been for 90 days, with a second 90 day modification if warranted. The deferred payments along with interest accrued during the deferral period are due and payable on the existing maturity date of the existing loan. As of March 31, 2021, we had ongoing temporary modifications on approximately 58 loans representing $143.4 million (approximately 1.9% of total loans) in outstanding balances. Overall, through the twelve months of the pandemic ending March 31, 2021, the Bank's COVID-19 modification program has granted temporary modifications on approximately 787 loans representing approximately $1.6 billion in outstanding balances. At March 31, 2021, the level of loans currently in COVID-19 related modification is $143 million.

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
Steadily improving economic forecasts, improved unemployment numbers, improvement of credits in the portfolio along with a reduction in total loans, higher provisioning in 2020 associated with the implementation of the expected loss methodology for determining our provision for credit losses as required by the Current Expected Credit Loss ("CECL") standard described below, resulted in a negative provision for credit losses for the first three months of 2021. We continue to monitor the impact of COVID-19 closely even as economic forecasts improve. In addition, we continue to monitor the effects that have resulted from the CARES Act and other legislative and regulatory developments related to COVID-19; however, the extent to which the COVID-19 pandemic could impact our operations and financial results during the remainder of 2021 is highly uncertain.
CRITICAL ACCOUNTING POLICIES
The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and Note 1 to the Consolidated Financial Statements included in this report. There have been no significant changes to the Company’s accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 except as indicated below and in “Accounting Standards Adopted in 2021” in Note 1 to the Consolidated Financial Statements in this report.
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
CECL requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The Provision for Unfunded Commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. The RUC is determined by estimating future draws and applying the expected loss rates on those draws.

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

The Company uses regression analysis of historical internal and peer data (as Company loss data is insufficient) to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default will react to forecasted levels of the loss drivers. For our cash flow model, management utilizes and forecasts regional unemployment by using a national forecast and estimating a regional adjustment based on historical differences between the two as a loss driver over our reasonable and supportable period of two years, and reverts back to a historical loss rate over the following twelve months on a straight-line basis. Improved unemployment projections, which inform our CECL economic forecast reduced our loss reserve during the three months ended March 31, 2021. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.

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

Under CECL, reserve for credit losses are significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. For example, the COVID-19 pandemic has negatively impacted the performance outlook in the Accommodation & Food Service segment of our loan portfolio, which informs our CECL economic forecast and increased our loss reserve for the three months ended March 31, 2021. See Notes 1 and 5 to the Consolidated Financial Statements for more information on the provision for credit losses.

Goodwill and Other Intangibles
Goodwill is subject to impairment testing at the reporting unit level and must be conducted at least annually. The Company performs impairment testing during the fourth quarter of each year or when events or changes in circumstances indicate the assets might be impaired.
Determining the fair value of a reporting unit under the goodwill impairment test involves judgement and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. Annual impairment testing of intangibles and goodwill as required by GAAP will be performed in the fourth quarter of 2021.

RESULTS OF OPERATIONS
Earnings Summary
Net income for the three months ended March 31, 2021 was $43.5 million compared to $23.1 million for the three months ended March 31, 2020, a 88% increase. Net income per basic and diluted common share for the three months ended March 31, 2021 was $1.36 compared to $0.70 per basic and diluted common share for the same period in 2020, a 94% increase.
Net income increased for the three months ended March 31, 2021 relative to the same period in 2020 due primarily to a reversal of the provision for credit losses and significant gain on sale of residential mortgages, whereas the first quarter of 2020 included provisions for credit losses at the beginning of the COVID-19 pandemic, as well as, mark-to-market losses related to a hedge position on mortgage operations. In particular, the provision for credit losses decreased to a net credit of $2.4 million for the three months ended March 31, 2021 compared to $14.3 million for the same period in 2020, a 116% decrease (see "Provision for Credit Losses" section below for further details on drivers of the change).
Total revenue (i.e. net interest income plus noninterest income) was $93.2 million for the first quarter of 2021 as compared to $85.2 million in the same period of 2020. The most significant portion of revenue is net interest income, which increased to $82.7 million for the three months ended March 31, 2021 compared to $79.7 million for the same period in 2020. The increase in net interest income was primarily due to an increase in assets, which more than offset the decline in net interest margin.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.98% for the three months ended March 31, 2021 and 3.49% for the same period in 2020. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
The benefit of noninterest sources funding earning assets decreased by 34 basis points to 24 basis points for the three months ended March 31, 2021 as compared to 58 basis points for the same period in 2020, due to significantly lower market interest rates. The combination of a 17 basis point decrease in the net interest spread and a 34 basis point decrease in the value of noninterest sources resulted in a 51 basis point decrease in the net interest margin for the three months ended March 31, 2021 as compared to the same period in 2020.
Total noninterest income for the three months ended March 31, 2021 increased to $10.6 million from $5.5 million for the three months ended March 31, 2020, a 94% increase. The largest factor behind the increase was the gain on sale of loans which increased from $944 thousand to $5.2 million between the three months ended March 31, 2021 and March 31, 2020 due to higher gains on the sale of residential mortgage loans ($4.2 million). For further information on the components and drivers of these changes see "Noninterest Income" section below.
Gain on sale of loans for the three months ended March 31, 2021 was $5.2 million compared to $944 thousand for the three months ended March 31, 2020, an increase of 449%. The change was primarily due to a loss on a negative mark-to-market hedge position in the residential mortgage operation in the first quarter of 2020 as contrasted to low interest rates driving more residential mortgage activity in the first quarter of 2021.
Other income for the three months ended March 31, 2021 increased to $3.8 million from $1.9 million for the three months ended March 31, 2020, a 105% increase, due substantially to $911 thousand gain from the cancellation of an FHLB borrowing, swap fee income of $695 thousand and $576 thousand higher gains associated with the origination, securitization, sale and servicing of FHA loans.
Noninterest expenses totaled $38.0 million for the three months ended March 31, 2020, as compared to $37.3 million for the three months ended March 31, 2020, a 2% increase. See the "Noninterest Expense" section for further detail on the components and drivers of the change.
Income tax expenses were $14.6 million for the three months ended March 31, 2021 an increase of 75.1%, compared to the same period in 2020. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 40.74% for the first quarter of 2021, as compared to 43.83% for the first quarter of 2020.
The Company believes it has effectively managed its net interest income over the past twelve months by growing its balance sheet over the past twelve months.

At March 31, 2021, total loans (including PPP loans) were 3.0% lower than they were at December 31, 2020, and average loans were 0.99% higher in the first three months of 2021 as compared to the first three months of 2020 (which did not include any PPP loans as the program had not yet started). PPP loans represented $565 million of total loans at the end of the first quarter 2021. Excluding PPP loans, the decrease in loan balance is mostly attributable to elevated payoffs and prepays due in part to successful completion of construction projects and low nominal interest rates. From a liquidity and funding perspective, the Company continues to benefit from funding from the build in both interest bearing and noninterest bearing accounts. At March 31, 2021, total deposits were 0.1% higher than deposits at December 31, 2020, while average deposits were 24.7% higher for the first three months of 2021 compared with the first three months of 2020. This has allowed the Company to sustain strong primary and secondary sources of liquidity.
On May 3, 2021, we transacted to sell 849 PPP loans for a total purchase price of $169.0 million. Immediately following this sale, the principal outstanding on PPP loans totaled approximately $378.4 million across 789 notes.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 68.8% and 83.4% of average earning assets for the first three months of 2021 and 2020, respectively. The decline was primarily a result of strong deposit inflows in the second and third quarters of 2020, which significantly increased cash and securities.

The ratio of common equity to total assets decreased to 11.33% at March 31, 2021 from 11.64% at March 31, 2020, as strong deposit inflows significantly increased assets held in cash and securities; average assets increased by 21.9%. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.
For the three months ended March 31, 2021, the Company reported an annualized return on average assets (“ROAA”) of 1.53%, as compared to 0.98% for the three months ended March 31, 2020. Total shareholders’ equity was $1.26 billion and $1.24 billion at March 31, 2021 and December 31, 2020, respectively, an increase of 1.6%. The annualized return on average common equity (“ROACE”) for the three months ended March 31, 2020 was 14.05% as compared to 7.81% for the three months ended March 31, 2020. The annualized return on average tangible common equity (“ROATCE”) for the three months ended March 31, 2021 was 15.33% as compared to 8.56% for the three months ended March 31, 2020. The increase in these ratios was primarily due to substantially lower provision of credit losses.
Net Interest Income and Net Interest Margin
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investment securities, and interest bearing deposits with other banks and other short term investments. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.
Net interest income was $82.7 million for the three months ended March 31, 2021 and $79.7 million for the same period in 2020, which reflects the strong growth in average earning assets from deposit inflows increasing cash and securities, partially offset by a decline in the net interest margin, as explained below.
The net interest margin was 2.98% for the three months ended March 31, 2021 and 3.49% for the same period in 2020. The decline reflects the impact of lower rates on increased cash and securities balances, partially offset by improved funding mix and lower funding costs.

In the first quarter of 2021 as compared to the first quarter of 2020, average U.S. Treasury rates in the two to five year range decreased by approximately 78 basis points and the average yield curve flattened. The Company experienced 51 basis points of net interest margin compression between the first quarter of 2020 as compared to the first quarter of 2021 (from 3.49% to 2.98%). In addition, our cost of funds declined 64 basis points (from 1.06% to 0.42%), while the yield on earning assets declined by 115 basis points (from 4.55% to 3.40%). Average liquidity for the first quarter 2021 was $2.1 billion versus $619 million for the first quarter of 2020. The yield on our loan assets was negatively impacted by the low interest rate environment in the first quarter of 2021 as legacy fixed rate loans originated in higher rate eras matured and paid off. A substantial portion of the variable rate loan portfolio has interest rate floors that cushioned the decline in loan yields.

Average earning asset yields decreased 115 basis points to 3.40% for the three months ended March 31, 2021, as compared to 4.55% for the same period in 2020. The average cost of interest bearing liabilities decreased by 98 basis points (to 0.66% from 1.64%) for the three months ended March 31, 2021 as compared to the same period in 2020. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 17 basis points for the three months ended March 31, 2021 as compared to 2020 (2.74% as compared to 2.91%).

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three months ended March 31, 2021 and 2020. Included in the table are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,103,679	$553	0.11%	$588,148	$1,559	1.07%
Loans held for sale (1)	104,784	739	2.82%	38,749	354	3.65%
Loans (1) (2)	7,726,716	88,499	4.65%	7,650,993	96,401	5.07%
Investment securities available for sale (2)	1,268,952	4,395	1.40%	867,666	5,427	2.52%
Federal funds sold	32,309	8	0.10%	30,618	60	0.79%
Total interest earning assets	11,236,440	94,194	3.40%	9,176,174	103,801	4.55%

Total noninterest earning assets	390,775			356,317
Less: allowance for credit losses	109,379			84,828
Total noninterest earning assets	281,396			271,489
TOTAL ASSETS	$11,517,836			$9,447,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$771,321	$427	0.22%	$805,134	$1,666	0.83%
Savings and money market	4,839,348	3,970	0.33%	3,337,958	11,082	1.34%
Time deposits	921,208	3,503	1.54%	1,287,310	7,798	2.44%
Total interest bearing deposits	6,531,877	7,900	0.49%	5,430,402	20,546	1.52%
Customer repurchase agreements	20,615	11	0.22%	30,008	87	1.17%
Other short-term borrowings	300,003	495	0.66%	220,058	357	0.64%
Long-term borrowings	253,132	3,137	4.96%	235,882	3,067	5.14%
Total interest bearing liabilities	7,105,627	11,543	0.66%	5,916,350	24,057	1.64%

Noninterest bearing liabilities:
Noninterest bearing demand	3,069,372			2,266,362
Other liabilities	88,057			73,771
Total noninterest bearing liabilities	3,157,429			2,340,133

Shareholders’ Equity	1,254,780			1,191,180
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,517,836			$9,447,663

Net interest income		$82,651			$79,744
Net interest spread			2.74%			2.91%
Net interest margin			2.98%			3.49%
Cost of funds			0.42%			1.06%

(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $7.8 million and $4.3 million for the three months ended March 31, 2021 and 2020, respectively.
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
During the three months ended March 31, 2021, the ACL on loans reflected a reversal of $2.4 million in provision for credit losses attributable to the ACL for loans and $5.2 million in net charge-offs, which were attributable primarily a variety of commercial C&I credits, which included two restaurants, one commercial real estate credit for a hotel and two Small Business Administration ("SBA") credits. The provision for credit losses on loans for the same period in 2020 was $14.3 million. The higher provisioning in the first quarter of 2020, as compared to the first quarter of 2021, was primarily due to the impact of COVID-19 on our actual and expected future credit losses. The reversal was also fueled by improved macroeconomic outlook, better unemployment rate, improvement of credits in the loan portfolio, and a reduction in total loans. Net charge-offs of $5.2 million in the first quarter of 2021 represented an annualized 0.27% of average loans, excluding loans held for sale, as compared to $2.2 million, or an annualized 0.12% of average loans, excluding loans held for sale, in the first quarter of 2020.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated (unaudited).

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance at beginning of period	$109,579	$73,658
Impact of adopting CECL	—	10,614
Charge-offs:
Commercial	4,150	—
Income producing - commercial real estate	1,000	550
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	206	1,768
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	1	—
Total charge-offs	5,357	2,318

Recoveries:
Commercial	96	69
Income producing - commercial real estate	—	—
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	—	—
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	13	3
Total recoveries	109	72
Net charge-offs	5,248	2,246
Provision for Credit Losses- Loans	(2,261)	14,310
Balance at end of period	$102,070	$96,336

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.27%	0.12%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$23,701	19%	$26,569	19%
PPP loans	—	8%	—	6%
Income producing - commercial real estate	51,510	45%	55,385	47%
Owner occupied - commercial real estate	14,315	13%	14,000	13%
Real estate mortgage - residential	919	1%	1,020	1%
Construction - commercial and residential	8,342	11%	9,092	11%
Construction - C&I (owner occupied)	2,341	2%	2,437	2%
Home equity	907	1%	1,039	1%
Other consumer	35	—%	37	—%
Total allowance	$102,070	100%	$109,579	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets
As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, and nonaccrual loans, which includes the nonperforming portion of TDRs and OREO, totaled $57.3 million at March 31, 2021 representing 0.51% of total assets, as compared to $65.9 million of nonperforming assets, or 0.59% of total assets, at December 31, 2020.
At March 31, 2021, the Company had no accruing loans 90 days or more past due. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.36% of total loans at March 31, 2021, is adequate to absorb expected credit losses within the loan portfolio at that date.
CECL allows for institutions to evaluate individual loans in the event that the asset does not share similar risk characteristics with its original segmentation. This can occur due to credit deterioration, increased collateral dependency or other factors leading to impairment. In particular, the Company individually evaluates loans on non-accrual and those identified as TDRs, though it may individually evaluate other loans or groups of loans as well if it determines they no longer share similar risk with their assigned segment. Reserves on individually assessed loans are determined by one of two methods: the fair value of collateral or the discounted cash flow. Fair value of collateral is used for loans determined to be collateral dependent, and the fair value represents the net realizable value of the collateral, adjusted for sales costs, commissions, senior liens, etc. The continuing payments are discounted over the expected life at the loan’s original contract rate and include adjustments for risk of default.
Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business that suggests a temporary interest-only period on an amortizing loan; (2) there may be delays in absorption on a real estate project that reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had eight TDRs at March 31, 2021 totaling approximately $16.8 million. five of these loans totaling approximately $10.3 million are performing under their modified terms. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For both the three months ended March 31, 2021 and 2020, there were no loans modified in a TDR.
There is uncertainty regarding the region’s overall economic outlook given lack of clarity over how long COVID-19 will continue to impact our region. Management has been working with customers on payment deferrals to assist companies in managing through this crisis. Through March 31, 2021, we granted approximately 787 temporary modifications representing approximately $1.6 billion in outstanding balances (approximately 21% of total loans), including 729 temporary modifications representing $1.5 billion the majority of which have returned to pre-modification terms. Current deferrals total $143 million on 58 notes as of March 31, 2021. Some of these deferrals may have met the criteria for treatment under GAAP as TDRs. Additionally, none of the deferrals are reflected in the Company’s asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDRs. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.

Total nonperforming loans amounted to $52.3 million at March 31, 2021 (0.69% of total loans) compared to $60.9 million at December 31, 2020 (0.79% of total loans).
Included in nonperforming assets at March 31, 2021 and December 31, 2020 was $4.9 million of OREO consisting of 4 foreclosed properties. While the Company has seen some softness in the market for ultra high-end residential properties in recent history, there is still an underpinning of demand for residential properties across lower price points. This is particularly true in light of COVID-19 and a general desire for increased space as some figure working from home may be part of future working arrangements.
OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were no sales of an OREO property during the first three months of 2021 or 2020.

The following table shows the amounts of nonperforming assets at the dates indicated (unaudited for March 31, 2021).

(dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccrual Loans:
Commercial	$18,491	$15,352
Income producing - commercial real estate	17,157	18,879
Owner occupied - commercial real estate	14,077	23,158
Real estate mortgage - residential	1,942	2,932
Construction - commercial and residential	196	206
Construction - C&I (owner occupied)	—	—
Home equity	413	416
Other consumer	—	—
Accruing loans-past due 90 days	—	—
Total nonperforming loans (1)	52,276	60,943
Other real estate owned	4,987	4,987
Total nonperforming assets	$57,263	$65,930

Coverage ratio, allowance for credit losses to total nonperforming loans	195.25%	179.80%
Ratio of nonperforming loans to total loans	0.69%	0.79%
Ratio of nonperforming assets to total assets	0.51%	0.59%
________________________________________________________
(1)Nonaccrual loans reported in the table above include one loan totaling $101 thousand that migrated from a performing TDR during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 when there were four loans totaling $1.3 million that migrated from a performing TDR.
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
At March 31, 2021, there were $95.5 million of performing loans considered to be potential problem loans, defined as loans that are not included in the 90 days past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. Potential problem loans increased to $95.5 million at March 31, 2021 from $91.2 million at December 31, 2020. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.
Noninterest Income
Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.
Total noninterest income for the three months ended March 31, 2021 increased to $10.6 million from $5.5 million for the three months ended March 31, 2020, a 94% increase. Gain on sale of loans for the three months ended March 31, 2021 increased to $5.2 million from $944 thousand for the three months ended March 31, 2020, a 449% increase, due to higher gains on the sale of residential mortgage loans in 2021 ($5.0 million) and the gain for the three months ended March 31, 2020 was net of a $2.6 million mark-to-market loss on a hedge position. Residential mortgage loan locked commitments were $422.2 million for the first quarter of 2020 as compared to $303.3 million for the first quarter 2021. Service charges on deposits for the three months ended March 31, 2021 decreased to $1.0 million from $1.4 million for the three months ended March 31, 2020, a 31% decrease, due to to a decrease in insufficient funds fees.

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
Other income for the three months ended March 31, 2021 increased to $3.8 million from $1.9 million for the three months ended March 31, 2020, an 105% increase, primarily due to a $911 thousand gain on FHLB debt extinguishment, $695 thousand gain on swap fees, and a $576 thousand gain on FHA servicing fees. Gain on sale of investment securities were $221 thousand for the three months ended March 31, 2021 compared to $822 thousand for the same period in 2020.
Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At March 31, 2021, the Company had one loan outstanding under FHA mortgage loan servicing agreements for $3.1 million. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
The Company originates residential mortgage loans and, pending market conditions and other factors outlined above, may utilize either or both "mandatory delivery" and “best efforts” forward loan sale commitments to sell those loans, servicing released. Loans sold are subject to repurchase in circumstances where documentation is deficient, the underlying loan becomes delinquent, or there is fraud by the borrower. Loans sold are subject to penalty if the loan pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under GAAP for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended March 31, 2021. The reserve amounted to $193 thousand at March 31, 2021 and is included in other liabilities on the Consolidated Balance Sheets.
Beyond the participation in the PPP program, the Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. There was $223 thousand of income from this source for the three months ended March 31, 2021 compared to $119 thousand for the same period in 2020. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. See "Note 1: Summary of Significant Accounting Policies" for details regarding the Company’s participation in the PPP program.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, FDIC insurance, and other expenses.
Total noninterest expenses totaled $38.0 million for the three months ended March 31, 2021, as compared to $37.3 million for the three months ended March 31, 2020, a 2% increase due substantially to the following:
Salaries and employee benefits were $21.8 million for the three months ended March 31, 2021, as compared to $17.8 million for the same period in 2020, an increase of $4.0 million or 22%. The increase was due to increased headcount, increased incentive bonus accruals based on economic outlook in the first quarter of 2021 (gradual reopening of economy) compared to accruals in the first quarter of 2020 (on-set of COVID-19 pandemic), and an increase in the number of shares granted and vested in 2021.

At March 31, 2021, the Company’s full time equivalent staff numbered 508 as compared to 494 at March 31, 2020.
Premises and equipment expenses amounted to $3.6 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively, a 5% decrease.

Marketing and advertising expenses totaled $886 thousand for the three months ended March 31, 2021 and $1.1 million for the same period in 2020. The decrease was due to repurposing of marketing initiatives due to COVID-19, which resulted in a cutback of print, digital and radio advertising as well as a reduction in event-related sponsorships due to cancellations and virtual modifications to event structures.

Data processing expense increased to $2.8 million for the three months ended March 31, 2021 from $2.5 million for the same period in 2020, a 13% increase related to an increase in licensing fees.
Legal, accounting and professional fees decreased by $4.0 million from $7.0 million to $3.0 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 from , as the Bank recognized an increase in receivables on legal expenditures associated with insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies. The Bank does not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time. Legal fees and expenditures were $964 thousand and $5.0 million for the three months ended March 31, 2021 and 2020, respectively, and were primarily associated with previously disclosed ongoing governmental investigations and related subpoenas and document requests, as well as, our defense of the previously disclosed class action lawsuit. In connection with which we, each of the other defendants and the lead plaintiff, on behalf of the class, reached an agreement to settle in the days following the non-binding mediation on April 13, 2021. The amount of legal fees and expenditures for the year is net of expected insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies but does not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time. See Part II, Item 1- "Legal Proceedings" for more information.
FDIC expenses were $2.4 million for the three months ended March 31, 2021 compared to $1.4 million for the same period in 2020, a 71% increase. The increases for the first three months of 2021 compared to the same period in 2020 were due to a higher deposit base.
The major components of other expenses include broker fees, franchise taxes, director compensation and insurance expense. Other expenses decreased to $3.5 million for the three months ended March 31, 2021 from $3.7 million for the same period in 2020, a 7% decrease.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 40.74% for the first quarter of 2021, as compared to 43.83% for the first quarter of 2020. The improvement in the first quarter of 2021 over the first quarter of 2020 was due to increases in noninterest income and net interest income, while non-interest expenses remained relatively flat.
As a percentage of average assets, total noninterest expense (annualized) was 1.32% for the three months ended March 31, 2021 as compared to 1.58% for the same period in 2020.
Income Tax Expense
The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) for the first quarter of 2021 was 25.1% as compared to 26.5% for the first quarter of 2020. The decrease was due to an increase in Low Income Housing Tax Credits in the first quarter 2021.

FINANCIAL CONDITION
Summary
Total assets at both March 31, 2021 and December 31, 2020 were $11.1 billion. Total loans (excluding loans held for sale) were $7.5 billion at March 31, 2021, a 3.0% decrease, as compared to $7.8 billion at December 31, 2020, as we have continued to focus on serving our current loan clients and maintaining credit quality, over expanding the loan portfolio at lower rates and less favorable terms. Loans held for sale amounted to $142.2 million at March 31, 2021 and $88.2 million at December 31, 2020, a 61.2% increase. The investment portfolio totaled $1.4 billion at March 31, 2021. As compared to December 31, 2020, the investment portfolio at March 31, 2021 increased by $212 million, or 18.9%, primarily due to the deployment of deposit inflows into higher yielding assets.
Total deposits at both March 31, 2021 and December 31, 2020 were $9.2 billion. We continue to work on expanding the breadth and depth of our existing relationships while we pursue building new relationships. Total borrowed funds (excluding customer repurchase agreements) were $518.2 million at March 31, 2021, as compared to $568.1 million at December 31, 2020.
Total shareholders’ equity was $1.26 billion and $1.24 billion as of March 31, 2021 and December 31, 2020, respectively, an increase of $20 million. This increase was primarily from earnings of $43.5 million less $17.5 million in unrealized losses on AFS securities (net of taxes) and $7.9 million in dividends declared.
The Company’s capital ratios remain substantially in excess of regulatory minimum and buffer requirements, with a total risk based capital ratio of 17.86% at March 31, 2021, as compared to 17.04% at December 31, 2020, common equity tier 1 (“CET1”) risk based capital was 14.42% at March 31, 2021 compared to 13.49% at December 31, 2020, tier 1 risk based capital ratios of 14.42% at March 31, 2021, as compared to 13.49% at December 31, 2020, and a tier 1 leverage ratio of 10.28% at March 31, 2021, as compared to 10.31% at December 31, 2020.
The ratio of common equity to total assets was 11.33% at March 31, 2021, as compared to 11.16% at December 31, 2020. Book value per share was $39.45 at March 31, 2021, a 1% increase over $39.05 at December 31, 2020. In addition, the tangible common equity ratio was 10.48% at March 31, 2021, as compared to 10.31% at December 31, 2020. Tangible book value per share was $36.16 at March 31, 2021, a 1% increase over $35.74 at December 31, 2020. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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

Loans, net of amortized deferred fees and costs, at March 31, 2021 (unaudited) and December 31, 2020 by major category are summarized below.

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,398,155	19%	$1,437,433	19%
PPP loans	565,018	8%	454,771	6%
Income producing - commercial real estate	3,430,077	45%	3,687,000	47%
Owner occupied - commercial real estate	1,012,457	13%	997,694	13%
Real estate mortgage - residential	71,209	1%	76,592	1%
Construction - commercial and residential	829,481	11%	873,261	11%
Construction - C&I (owner occupied)	152,240	2%	158,905	2%
Home equity	67,167	1%	73,167	1%
Other consumer	885	—%	1,389	—%
Total loans	7,526,689	100%	7,760,212	100%
Less: allowance for credit losses	(102,070)		(109,579)
Net loans (1)	$7,424,619		$7,650,633

(1)Excludes accrued interest receivable of $46.4 million and $30.8 million at March 31, 2021 and December 31, 2020, respectively, which is recorded in other assets.

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
Loans outstanding were $7.5 billion at March 31, 2021, a decrease of $233.5 million, or 3%, as compared to $7.8 billion at December 31, 2020. If PPP loans are excluded, the balance was $7.0 billion at March 31, 2021, a decrease of 4.7% from December 31, 2020. On May 3, 2021, we transacted to sell 849 PPP loans for a total purchase price of $169.0 million. Immediately following this sale, the principal outstanding on PPP loans totaled approximately $378.4 million across 789 notes. This past quarter, we faced headwinds in the form of low loan demand and a competitive, low interest rate environment. We also experienced elevated payoffs and prepayments due in part to successful project completions and low nominal interest rates. Notwithstanding an increased supply of residential units, multi-family commercial real estate leasing and collections in the Bank’s market area have held up well, particularly for well-located close-in projects. As a general matter, there has been some softening and slow decision making relative to renewals in the office leasing market. Overall, commercial real estate values have generally held up well, but we continue to be cautious of the capitalization rates at which some assets are trading and as a result we are being cautious with our valuations. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Valuations associated with the moderately priced housing market have generally been increasing, with well-located, Metro-accessible properties garnering a premium. We believe we are well positioned to originate loans for large commercial projects, and also see a path to growing the loan portfolio as economic conditions improve and more opportunities arise. The potential impact from the COVID-19 pandemic has not yet been fully reflected in the market across all asset types. Please refer to the COVID-19 risk factor in Item 1A below.

Loan Portfolio Exposures- COVID-19:
Industry segments within the Loan Portfolio as of March 31, 2021 that we believe may have heightened risk from the COVID-19 pandemic include:

Industry	Principal Balance (in 000’s)		% of Loan Portfolio
Accommodation & Food Services	$807,237	(1)	10.7%
Retail Trade	85,878	(2)	1.1%

Commercial Real Estate exposure (not included above)
Restaurant	42,386		0.6%
Hotel	26,255		0.3%
Retail	374,863		5.0%
Total	$1,336,619		17.8%

1 Includes $152,135 of PPP loans.
2 Includes $7,339 of PPP loans.
Concerns over exposures to the Accommodation and Food Service industry and Retail Trade are the most immediate at this time. Accommodation and Food Service exposure represents 10.7% of the Bank’s loan portfolio as of March 31, 2021 among 297 customers. Retail Trade exposure represents 1.1% of the Bank’s loan portfolio and represented 150 customers. The Bank has ongoing extensive outreach to these customers and is assisting where necessary with PPP loans and payment deferrals or interest-only periods in the short term while customers work to adopt to the evolving landscape of the COVID-19 pandemic. The uncertain duration and severity of the pandemic and the timing of recovery may impact future credit challenges in these areas.

Although not evidenced at March 31, 2021, it is anticipated that some portion of the CRE loans secured by the above property types could be impacted by the tenancies associated with impacted industries.  The Bank is working with CRE investor borrowers and monitoring rent collections as part of our portfolio management oversight.
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
For the three months ended March 31, 2021, noninterest bearing deposits decreased $215.0 million as compared to December 31, 2020, while interest bearing deposits increased by $224.6 million during the same period.
From time to time, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from national brokerage networks, including IntraFi. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (the “CDARS”) and the Insured Cash Sweep product (“ICS”), which provide for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The Bank also is able to obtain one-way CDARS deposits and participates in IntraFi’s Insured Network Deposit (“IND”). At March 31, 2021, total deposits included $2.7 billion of brokered deposits (excluding the CDARS and ICS two-way) which represented 29.6% of total deposits. At December 31, 2020, total brokered deposits (excluding the CDARS and ICS two-way) were $2.4 billion, or 26.2% of total deposits. The CDARS and ICS two-way component represented $760.2 million, or 8%, of total deposits and $790.0 million, or 9%, of total deposits at March 31, 2021 and December 31, 2020, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition, regulatory position or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event, we would be required to obtain alternate sources for funding.
At March 31, 2021, the Company had $2.6 billion in noninterest bearing demand deposits, representing 28% of total deposits, compared to $2.8 billion of noninterest bearing demand deposits at December 31, 2020, or 31% of total deposits. Average noninterest bearing deposits of total deposits for the first three months of 2021 and 2020 were 32% and 30%. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.
As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds that are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $20.1 million at March 31, 2021 compared to $26.7 million at December 31, 2020. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At March 31, 2021 the Company had $866.0 million in time deposits. Time deposits decreased by $111.8 million from year end December 31, 2020. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered certificates of deposits ("CDs") to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, the Company had $300 million of FHLB short-term advances borrowed as part of the overall asset liability strategy and to support loan growth. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.
Long-term borrowings outstanding at March 31, 2021 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024, and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the subordinated notes, please refer to Note 8 to the Consolidated Financial Statements included in this report.
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
Additionally, the Bank can purchase up to $155 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at March 31, 2021, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.7 billion, against which there was $685 million outstanding at March 31, 2021. The Bank also has a commitment from IntraFi to place up to $1.8 billion of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $1.7 billion at March 31, 2021. At March 31, 2021, the Bank was also eligible to make advances from the FHLB up to $1.6 billion based on loans pledged as collateral to the FHLB, of which there was $300 million outstanding at March 31, 2021. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB, provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $611 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.
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

Our primary and secondary sources of liquidity remain strong. Average deposits increased 13% for the first quarter of 2021 as compared to the fourth quarter of 2020. We maintain a very liquid investment portfolio, including significant overnight liquidity. Average short term liquidity was $2.1 billion in first quarter of 2021, which is above EagleBank’s average needs. Secondary sources of liquidity amount to $2.3 billion.
At March 31, 2021, under the Bank’s liquidity formula, it had $6.2 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.
Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit at March 31, 2021 are as follows:

(dollars in thousands)
Unfunded loan commitments	$1,913,148
Unfunded lines of credit	93,836
Letters of credit	65,776
Total	$2,072,760
Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2021, unfunded loan commitments included $191.9 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature slightly.
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
During the three months ended March 31, 2021, the Company was able to produce a net interest margin of 2.98% as compared to 3.49% during the same period in 2020, and continue to manage its overall interest rate risk position. The Company, along with many other banks, continues to be challenged in 2021 during a period of extremely low interest rates together with relatively low loan demand.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to provide liquidity and some additional yield over cash. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended March 31, 2021, the average investment portfolio balance increased by $401.3 million, or 46%, as compared to average balance for the three months ended March 31, 2020. The cash received from deposit growth along with cash flows from the investment portfolio were deployed into loans, the purchase of replacement investments and held in cash.
The percentage mix of municipal securities was 8% of total investments at March 31, 2021 and 9% at December 31, 2020. The portion of the portfolio invested in mortgage backed securities was 69% and 72% at March 31, 2021 and December 31, 2020, respectively. The portion of the portfolio invested in U.S. agency investments was 16% at March 31, 2021 and 10% at December 31, 2020. Shorter duration floating rate corporate bonds were 4% and 3% of total investments at March 31, 2021 and December 31, 2020, respectively, and SBA bonds, which are included in mortgage backed securities, were 4% and 6% of total investments at March 31, 2021 and December 31, 2020, respectively. The duration of the investment portfolio increased to 4.7 years at March 31, 2021 from 3.2 years at December 31, 2020.
The re-pricing duration of the loan portfolio was 19 months at March 31, 2021 as compared to 21 months at December 31, 2020 with fixed rate loans amounting to 46% and 45% of total loans at March 31, 2021 and December 31, 2020, respectively. Variable and adjustable rate loans comprised 54% (offset by 7.5% from the dilution impact of PPP loans) and 55% of total loans at March 31, 2021 and December 31, 2020, respectively. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The duration of the deposit portfolio decreased to 40 months at March 31, 2021 from 42 months at December 31, 2020. The decrease since December 31, 2020 was due substantially to maturity and aging in of the CD portfolio.
The net unrealized loss before income tax on the investment portfolio was $1.9 million at March 31, 2021 as compared to a net unrealized gain before tax of $20.1 million at March 31, 2020. The move to a net unrealized loss from a net unrealized gain on the investment portfolio was due primarily to higher interest rates at March 31, 2021 along with a changing portfolio mix. At March 31, 2021, the net unrealized loss position represented 0.14% of the investment portfolio’s book value.
There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is the static gap analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from March 31, 2021. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.
For the analysis presented below, at March 31, 2021, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 0 basis points  (compared to a floor 10 basis points in the same analysis as of March 31, 2020), and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The floor rate in the analysis was lowered due to the fact that in the current interest rate environment, there are interest bearing accounts with current rates less than 10 basis points.
The Company’s analysis at March 31, 2021 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at March 31, 2021 is 5 years, the loan portfolio 1.8 years, the interest bearing deposit portfolio 3.3 years, and the borrowed funds portfolio 5 years.
The following table reflects the result of simulation analysis on the March 31, 2021 asset and liabilities balances:

Change in interest rates (basis points)		Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+	400	7.6%	13.1%	2.8%
+	300	4.3%	7.3%	2.0%
+	200	1.1%	1.9%	1.3%
+	100	(1.0)%	(1.6)%	0.6%
	—	—	—	—
-	100	(4.0)%	(6.8)%	(7.5)%
-	200	(4.6)%	(7.7)%	(20.0)%
The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The amounts in the first quarter exceeded these limits due to the already low level of rates on non-maturing deposit instruments. Management has determined that due to the level of market rates at March 31, 2021, interest rate shocks of -100, -200, -300 and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at March 31, 2021 are not considered to be excessive. The impact of (4.0)% in net interest income and (6.8)% in net income given a 100 basis point decrease in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing downward while deposits remain at expected floor rates and are not expected to have lower interest rates.
In the first quarter of 2021, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at March 31, 2021, was relatively similar to the December 31, 2020 position for both the up and down rate scenarios.

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
During the first quarter of 2021, average market interest rates increased across the yield curve. Overall, there was a steepening of the yield curve as compared to the fourth quarter of 2020 with rate increases being more significant at the longer end of the yield curve.
As compared to the first quarter of 2020, the average two-year U.S. Treasury rate decreased by 95 basis points from 1.08% to 0.13%, the average five year U.S. Treasury rate decreased by 53 basis points from 1.14% to 0.61% and the average ten year U.S. Treasury rate decreased by 5 basis points from 1.37% to 1.32%. The Company’s net interest margin was 2.98% for the first quarter of 2021 and 3.49% in the first quarter of 2020. The Company believes that the net interest margin in the most recent quarter as compared to 2020’s first quarter has been consistent with its interest rate risk analysis.
Gap Position
Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. Net interest income represented 89% and 94% of the Company’s revenue for the first quarter of 2021 and 2020, respectively.
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
At March 31, 2021, the Company had a negative gap position of approximately $107 million or 0.96% of total assets, out to three months, and a positive cumulative gap position of $167 million, or 1.5% of total assets out to twelve months; as compared to a negative gap position of approximately $376 million or 3.76% of total assets out to three months and a positive cumulative gap position of $472 million of 4.72% of total assets out to 12 months at March 31, 2020. The change in the gap position at March 31, 2021 as compared to December 31, 2020 was due to term deposits moving into overnight deposits in the low and flat interest rate environment, and the maturity of a $100 million pay fixed balance sheet swap in April 2021. Such a change in the gap position is not deemed material to the Company's overall interest rate risk position, which relies more heavily on simulation analysis that captures the full opportunity within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to the actual results.
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
Gap Analysis
March 31, 2021
(dollars in thousands)

Repricible in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$122,403	$108,415	$310,435	$228,198	$599,656	$1,369,107
Loans (1)(2)	3,682,415	800,853	1,603,352	895,599	686,666	7,668,885
Fed funds and other short-term investments	1,734,159	—	—	—	—	1,734,159
Other earning assets	77,119	—	—	—	—	77,119
Total	$5,616,096	$909,268	$1,913,787	$1,123,797	$1,286,322	$10,849,270	278,594	$11,127,864

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$89,083	$248,618	$544,481	$407,081	$1,305,071	$2,594,334
Interest bearing transaction	862,709	—	—	—	—	862,709
Savings and money market	4,550,840	—	—	—	325,000	4,875,840
Time deposits	200,285	237,733	376,718	48,095	3,130	865,961
Customer repurchase agreements and fed funds purchased	20,061	—	—	—	—	20,061
Other borrowings	—	148,618	—	69,557	300,000	518,175
Total	$5,722,978	$634,969	$921,199	$524,733	$1,933,201	$9,737,080	129,951	$9,867,031
GAP	$(106,883)	$274,299	$992,587	$599,065	$(646,878)	$1,112,190
Cumulative GAP	$(106,883)	$167,416	$1,160,003	$1,759,068	$1,112,190

Cumulative gap as percent of total assets	(0.96)%	1.50%	10.42%	15.81%	9.99%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$—	$—	$—	$—	$—	$—
Interest Rate Swaps - Fed Funds based	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	—	$—
GAP	$(106,883)	$274,299	$992,587	$599,065	$(646,878)	$1,112,190
Cumulative GAP	$(106,883)	$167,416	$1,160,003	$1,759,068	$1,112,190
Cumulative gap as percent of total assets	(0.96)%	1.50%	10.42%	15.81%	9.99%
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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has focused on commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At March 31, 2021, we did not exceed these regulatory concentration thresholds, we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 92% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, as our commercial real estate concentration fluctuates each quarter, we may be required to maintain higher levels of capital, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

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
The Board of Governors of the Federal Reserve Board and the FDIC have adopted rules (the “Basel III Rules”) implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the Basel III Rules, the Company and Bank are required to maintain, inclusive of the capital conservation buffer of 2.5%, a minimum CET1 ratio of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum total capital to risk-weighted assets ratio of 10.5%, and a minimum leverage ratio of 4.0%. At March 31, 2021, the Company and the Bank meet all these requirements, and satisfy the requirement to maintain a capital conservation buffer of 2.5% of CET1 capital for capital adequacy purposes.
During the fourth quarter of 2020, the Company started a new Repurchase Program. Under the Board approval in December, the Company may repurchase up to an aggregate of 1,588,848 shares of its common stock (inclusive of shares remaining under the initial authorization), through December 31, 2021, subject to earlier termination by the Board of Directors (the “Repurchase Program Extension”).
The Company announced a regular quarterly cash dividend on March 31, 2021 of $0.25 per share to shareholders of record on April 21, 2021 and payable on May 3, 2021.

The actual capital amounts and ratios for the Company and Bank as of March 31, 2021 (unaudited) and December 31, 2020 are presented in the table below.

	Company		Bank		Minimum Required For Capital	To Be Well Capitalized Under Prompt Corrective
	Actual		Actual		Adequacy	Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Purposes	Regulations*
As of March 31, 2021
CET1 capital (to risk weighted assets)	$1,173,421	14.42%	$1,282,555	15.79%	7.00%	6.50%
Total capital (to risk weighted assets)	1,453,707	17.86%	1,370,841	16.88%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,173,421	14.42%	1,282,555	15.79%	8.50%	8.00%
Tier 1 capital (to average assets)	1,173,421	10.28%	1,282,555	11.27%	4.00%	5.00%

As of December 31, 2020
CET1 capital (to risk weighted assets)	$1,137,896	13.49%	$1,244,028	14.90%	7.00%	6.50%
Total capital (to risk weighted assets)	1,438,224	17.04%	1,338,356	16.03%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,137,896	13.49%	1,224,028	14.90%	8.50%	8.00%
Tier 1 capital (to average assets)	1,137,896	10.31%	1,224,028	11.29%	4.00%	5.00%

* Applies to Bank only
Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At March 31, 2021 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained the minimum required capital ratios listed in the table above.
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

GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020
Common shareholders’ equity	$1,260,833	$1,162,777
Less: Intangible assets	(105,179)	(104,695)
Tangible common equity	$1,155,654	$1,058,082

Book value per common share	$39.45	$36.11
Less: Intangible book value per common share	(3.29)	(3.25)
Tangible book value per common share	$36.16	$32.86

Total assets	$11,127,864	$9,992,219
Less: Intangible assets	(105,179)	(104,695)
Tangible assets	$11,022,685	$9,887,524
Tangible common equity ratio	10.48%	10.70%

Average common shareholders’ equity	$1,254,780	$1,191,180
Less: Average intangible assets	(105,164)	(104,697)
Average tangible common equity	$1,149,616	$1,086,483

Net Income Available to Common Shareholders	$43,469	$23,123
Average tangible common equity	$1,086,016	$1,086,483
Annualized Return on Average Tangible Common Equity	15.33%	8.56%
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2021 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
There have been no material changes in the status of the legal proceedings previously disclosed in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, except as follows.
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
On July 24, 2019, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York (“SDNY”) against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer, on behalf of persons similarly situated, who purchased or otherwise acquired Company securities between March 2, 2015 and July 17, 2019. On November 7, 2019, the court appointed a lead plaintiff and lead counsel in that matter, and on January 21, 2020, the lead plaintiff filed an amended complaint on behalf of the same class against the same defendants as well as the Company’s former General Counsel. The plaintiff alleges that certain of the Company’s 10-K reports and other public statements and disclosures contained materially false or misleading statements about, among other things, the effectiveness of its internal controls and related party loans, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 20 (a) of that act, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock following the disclosure of increased legal expenses associated with certain government investigations involving the Company. As previously disclosed by the Company, on December 24, 2020, by stipulation of the parties, the United States District Court for the Southern District of New York stayed the putative class action lawsuit filed against the Company, its current and former President and Chief Executive Officer, its current and former Chief Financial Officer and its former General Counsel on behalf of persons who purchased or otherwise acquired Company securities between March 2, 2015 and July 17, 2019 (the “class”), pending a non-binding mediation that had been scheduled for April 13, 2021. Immediately following the non-binding mediation, the lead plaintiff, on behalf of the class, the Company and each of the other defendants continued a settlement dialogue and reached an agreement to settle the putative class action lawsuit, involving a total payment by the Company of $7.5 million in exchange for the release of all of the defendants from all alleged claims in the class action suit, without any admission or concession of wrongdoing by the Company or the other defendants. The agreement remains subject to final documentation, court approval and other customary conditions. The Company expects that the full amount of a final settlement will be paid by the Company’s insurance carriers under applicable insurance policies. There can be no assurance, however, that the agreement will be fully documented, receive court approval and/or meet all other conditions.
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, on January 25, 2021, the Company entered into a settlement agreement with respect to a previously disclosed shareholder demand letter, covering substantially the same subject matters as the disclosed civil securities class action litigation pending in SDNY. The letter demanded that the Board undertake an investigation into the Board’s and management’s alleged violations of law and alleged breaches of fiduciary duties, and take appropriate actions following such investigation. As required by DC Superior Court administrative procedures, shareholder's counsel first filed a derivative action complaint against the individual directors and officers named in the demand letter, and the Company as nominal Defendant before filing the executed stipulation of settlement accompanied by the shareholder's brief in support of their unopposed motion to approve the settlement. Court approval of the stipulation of settlement remains pending a hearing currently scheduled for May 12, 2021. Although the Company believes the stipulation of settlement is in the best interests of the Company’s shareholders, there can be no assurance that the stipulation of settlement will be approved by the court.

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
Many of the risks described in the risk factors and other cautionary language included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and current reports filed by the Company with the Securities and Exchange Commission will likely be exacerbated, and the impact of such risks will likely be magnified, as a result of the COVID-19 pandemic. We expect the negative impacts of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations to be the most severe in the following areas:
•Loan Credit Quality.  The significant disruption resulting from the COVID-19 pandemic has been materially affecting the businesses of our customers and of their customers, which impacts their creditworthiness, their ability to pay amounts owed to us and our ability to collect those amounts. Further, volatile and unpredictable ongoing market conditions, both as a result of impacts from the COVID-19 pandemic and otherwise, may negatively impact our ability to achieve our long-term loan growth objectives. As loan volume represents our largest contributor to our net interest income, such market conditions, including a continuation of the historically low interest rate environment, may have a material negative impact on our loan credit quality, our short-term and long-term strategy and our results of operations. Among the industry’s most clearly impacted by the pandemic are the Accommodation and Food Service industry, exposure to which represents 10.7% of our loan portfolio as of March 31, 2021, and the Retail Trade industry, which represents 1.3% of our loan portfolio as of March 31, 2021.  In addition, approximately 5.9% of our loan portfolio as of March 31, 2021 is secured by commercial real estate loans secured by restaurants, hotels or retail properties. These areas may have a longer recovery period than other industries. Despite high home sales volumes and our strong performance in gains from residential mortgage loans for the quarter ended March 31, 2020, such volumes and performance are not stable and economic conditions are may likely result in future material declines in real estate values and home sales volumes, and an increase in tenants failing to make or deferring rent payments.  A large portion of our loan portfolio is related to real estate, with 57% consisting of commercial real estate and real estate construction loans, and 79% of our loans being secured by real estate. As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for loan losses, and write-down or charge-off credit relationships, any of which would negatively impact our results of operations. In addition, market upheavals are likely to affect the value of real estate and commercial assets. In the event of foreclosure, it is unlikely that we will be able to sell the foreclosed property at a price that will allow us to recoup a significant portion of the delinquent loan.

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
•PPP Administration and Compliance. Due to the short timeframe between the passing of the CARES Act and the beginning of the PPP, there continues to be some ambiguity in the laws, rules and guidance regarding the day-to-day mechanics and operations of the program, and particularly how banks should administer the program as we move into the loan forgiveness stage. There is no guarantee that the Bank will, in all instances, be able to avoid potential processing issues, administrative pitfalls or other obstacles that may present from time to time, and any such issues, pitfalls or other obstacles that arise may result in adverse impacts on our operational and strategic objectives. Further, due to the “first come first served” nature of the PPP, the loans originated under this program may present potential fraud risk and operational risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the government guaranty may not be honored. In particular, there is risk that some borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loans were originated. These factors may result in us having to hold a significant amount of these low-yield loans in our portfolio for an extended period of time, which may negatively impact our broader business performance and results of operations.
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
•Operational Risk. Current and future restrictions on our workforce's access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices by directing a portion of our employees to work remotely from their homes to minimize interruptions to our operations. These actions will likely result in increased spending on our business continuity efforts, such as technology and readiness procedures for returning to our offices. We could also experience an increased strain on our risk management policies, including, but not limited to, the effectiveness and accuracy of our models, given the lack of data inputs and comparable precedent. Further, technology in employees' homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including related to the effectiveness of our anti-money laundering and other compliance programs, as well as increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers. Furthermore, while our current plans to return to our offices remain fluid as federal, state and local guidelines continue to evolve, the execution of these plans, and in particular, any delays in executing such plans, may negatively impact our ability to attract and retain qualified personnel. Even after the market fully recovers from the impacts of the COVID-19 pandemic, differences in the demands, expectations and priorities of the workforce may require us to rethink and amend our recruiting and retention strategies in order to attract and keep new employees. There is no guarantee that we will be successful in gaining or maintaining a competitive edge against our peer banks in terms of hiring new talent in the near or long term, and any failure to do so may materially impact our business operations and long-term growth.
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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2021	—	—	—	1,588,848
February 1- 28, 2021	1,466	$42.46	1,466	1,587,382
March 1- 31, 2021	—	—	—	1,587,382
Total	1,466	$42.46	1,466
_______________________________
(1)On December 16, 2020, the Company's Board of Directors adopted a new share repurchase program to take effect starting January 1, 2021, after the expiration of the previous repurchase program on December 31, 2020. The Board of Directors authorized the repurchase of 1,588,848 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under the new repurchase program, which will expire on December 31, 2021, subject to earlier termination of the program by the Board of Directors. The program was announced by a press release dated December 17, 2020 and a Form 8-K filed on December 17, 2020.
(2)Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted shares.
Item 3 - Defaults Upon Senior Securities
None
Item 4 - Mine Safety Disclosures
Not Applicable
Item 5 - Other Information
(a) Required 8-K Disclosures

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
(e) On April 26, 2021, the Compensation Committee of the Company's Board of Directors approved the performance goals and payment ranges for the 2021-2023 performance period (as set forth below) for performance based awards under the Company’s 2021-2023 Long-Term Incentive Plan (the LTIP”). A copy of the LTIP is included herein as Exhibit 10.2.

Measures	Weight	Threshold	Target	Stretch/Maximum
Return on Average Assets (KRX Index)*	50%	Median	62.5 % Percentile	75 % Percentile
Total Shareholder Return (KRX Index)*	50%	Median	62.5 % Percentile	75 % Percentile
Payout Range (% of Target)	100%	50%	100%	150%
*The Index is the KBW Regional Bank Index (KRX)

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

10.1	Supplemental Executive Retirement Plan Agreement dated as of January 29, 2020, between EagleBank and Charles D. Levingston, as amended by the Amendment to the Supplemental Executive Retirement Plan Agreement dated as of May 7, 2021, between EagleBank and Charles D. Levingston
10.2	2021-2023 Long-Term Incentive Plan
31.1	Certification of Susan G. Riel
31.2	Certification of Norman R. Pozez
31.3	Certification of Charles D. Levingston
32.1	Certification of Susan G. Riel
32.2	Certification of Norman R. Pozez
32.3	Certification of Charles D. Levingston
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets at March 31, 2021, December 31, 2020
(ii) Consolidated Statement of Income for the three months ended March 31, 2021 and 2020
(iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2021 and 2020
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2020
(v) Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 10, 2021	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date: May 10, 2021	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company