Form 10-Q
period 2021-06-30
EAGLE BANCORP INC
filed 2021-08-09
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒
As of July 31, 2021, the registrant had 31,960,683 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$9,290	$8,435
Federal funds sold	20,346	28,200
Interest bearing deposits with banks and other short-term investments	1,566,586	1,752,420
Investment securities (amortized cost of $1,674,264 and $1,129,057 and allowance for credit losses of $132 and $167 as of June 30, 2021 and December 31, 2020, respectively).	1,681,031	1,151,083
Federal Reserve and Federal Home Loan Bank stock	34,033	40,104
Loans held for sale	55,949	88,205
Loans	7,259,558	7,760,212
Less allowance for credit losses	(92,560)	(109,579)
Loans, net	7,166,998	7,650,633
Premises and equipment, net	15,941	13,553
Operating lease right-of-use assets	29,066	25,237
Deferred income taxes	42,369	38,571
Bank owned life insurance	107,516	76,729
Goodwill and Intangible assets, net	105,148	105,114
Other real estate owned	4,987	4,987
Other assets	121,458	134,531
Total Assets	$10,960,718	$11,117,802

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$2,641,636	$2,809,334
Interest bearing transaction	946,228	756,923
Savings and money market	4,653,161	4,645,186
Time, $100,000 or more	443,842	546,173
Other time	334,180	431,587
Total deposits	9,019,047	9,189,203
Customer repurchase agreements	19,651	26,726
Other short-term borrowings	300,000	300,000
Long-term borrowings	218,273	268,077
Operating lease liabilities	31,662	28,022
Reserve for unfunded commitments	4,295	5,498
Other liabilities	61,454	59,384
Total Liabilities	9,654,382	9,876,910

Shareholders’ Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 31,961,573 and 31,779,663, respectively	316	315
Additional paid in capital	431,103	427,016
Retained earnings	870,397	798,061
Accumulated other comprehensive income	4,520	15,500
Total Shareholders’ Equity	1,306,336	1,240,892
Total Liabilities and Shareholders’ Equity	$10,960,718	$11,117,802
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income
Interest and fees on loans	$88,704	$92,928	$177,942	$189,683
Interest and dividends on investment securities	5,606	4,571	10,001	9,998
Interest on balances with other banks and short-term investments	603	161	1,156	1,720
Interest on federal funds sold	7	12	15	72
Total interest income	94,920	97,672	189,114	201,473
Interest Expense
Interest on deposits	6,799	12,514	14,698	33,060
Interest on customer repurchase agreements	9	86	20	173
Interest on short-term borrowings	501	501	996	858
Interest on long-term borrowings	2,979	3,208	6,117	6,275
Total interest expense	10,288	16,309	21,831	40,366
Net Interest Income	84,632	81,363	167,283	161,107
(Credit) Provision for Credit Losses	(3,856)	19,737	(6,206)	34,047
Provision for Unfunded Commitments	(761)	940	(1,203)	3,052
Net Interest Income After (Credit) Provision For Credit Losses	89,249	60,686	174,692	124,008

Noninterest Income
Service charges on deposits	1,122	942	2,099	2,367
Gain on sale of loans	3,478	3,079	8,656	4,023
Gain on sale of investment securities	318	713	539	1,535
Increase in the cash surrender value of bank owned life insurance	398	828	787	1,242
Other income	5,609	6,933	9,431	8,798
Total noninterest income	10,925	12,495	21,512	17,965
Noninterest Expense
Salaries and employee benefits	19,876	17,104	41,645	34,901
Premises and equipment expenses	3,644	3,468	7,262	7,289
Marketing and advertising	980	1,111	1,866	2,189
Data processing	2,751	2,759	5,565	5,255
Legal, accounting and professional fees	3,503	3,979	6,502	10,967
FDIC insurance	1,609	1,980	4,037	3,404
Other expenses	3,131	4,491	6,604	8,234
Total noninterest expense	35,494	34,892	73,481	72,239
Income Before Income Tax Expense	64,680	38,289	122,723	69,734
Income Tax Expense	16,687	9,433	31,261	17,755
Net Income	$47,993	$28,856	$91,462	$51,979

Earnings Per Common Share
Basic	$1.50	$0.90	$2.87	$1.60
Diluted	$1.50	$0.90	$2.86	$1.60
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$47,993	$28,856	$91,462	$51,979

Other comprehensive income, net of tax:
Unrealized (loss) gain on securities available for sale	6,655	1,870	(10,962)	13,976
Reclassification adjustment for net gains included in net income	(236)	(538)	(402)	(1,144)
Total unrealized (loss) gain on investment securities	6,419	1,332	(11,364)	12,832
Unrealized gain (loss) on derivatives	—	(25)	(1)	(1,345)
Reclassification adjustment for amounts included in net income	99	296	385	222
Total unrealized gain (loss) on derivatives	99	271	384	(1,123)
Other comprehensive (loss) income	6,518	1,603	(10,980)	11,709
Comprehensive Income	$54,511	$30,459	$80,482	$63,688
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands except share data)

									Accumulated
									Other
	Common				Additional Paid		Retained		Comprehensive		Shareholders'
	Shares		Amount		in Capital		Earnings		Income (Loss)		Equity
Balance April 1, 2021	31,960,379		$316		$428,917		$833,598		$(1,998)		$1,260,833

Net Income	—		—		—		47,993		—		47,993
Other Comprehensive income, net of tax	—		—		—		—		6,518		6,518
Stock-based compensation expense	—		—		1,998		—		—		1,998
Time based stock awards granted	921		—		—		—		—		—
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(4,336)		—		—		—		—		—
Issuance of common stock related to employee stock purchase plan	4,609		—		188		—		—		188
Cash dividends declared ($0.35 per share)	—		—		—		(11,194)		—		(11,194)
Balance June 30, 2021	31,961,573	—	$316	$—	$431,103	$—	$870,397	$—	$4,520	$—	$1,306,336

Balance April 1, 2020	32,197,258		$320		$439,321		$710,072		$13,065		$1,162,778
Net Income	—		—		—		28,856		—		28,856
Other Comprehensive income, net of tax	—		—		—		—		1,603		1,603
Stock-based compensation expense	—		—		1,427		—		—		1,427
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(2,738)		—		—		—		—		—
Time based stock awards granted	24,068		—		—		—		—		—
Issuance of common stock related to employee stock purchase plan	6,168		—		186		—		—		186
Cash dividends declared ($0.22 per share)	—		—		—		(6,955)		—		(6,955)
Balance June 30, 2020	32,224,756	—	$320	$—	$440,934	$—	$731,973	$—	$14,668		$1,187,895

									Accumulated
									Other
	Common				Additional Paid		Retained		Comprehensive		Shareholders'
	Shares		Amount		in Capital		Earnings		Income (Loss)		Equity
Balance January 1, 2021	31,779,663		$315		$427,016		$798,061		$15,500		$1,240,892

Net Income	—		—		—		91,462		—		91,462
Other comprehensive loss, net of tax	—		—		—		—		(10,980)		(10,980)
Stock-based compensation expense	—		—		3,823		—		—		3,823
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(20,999)		1		(1)		—		—		—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	15,686		—		—		—		—		—
Time based stock awards granted	178,922		—		—		—		—		—
Issuance of common stock related to employee stock purchase plan	9,767		—		327		—		—		327
Cash dividends declared ($0.60 per share)	—		—		—		(19,126)		—		(19,126)
Common stock repurchased	(1,466)		—		(62)		—		—		(62)
Balance June 30, 2021	31,961,573		$316		$431,103		$870,397		$4,520		$1,306,336

Balance January 1, 2020	33,241,496		$331		$482,286		$705,105		$2,959		$1,190,681

Net Income	—		—		—		51,979		—		51,979
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—		—		—		(10,931)		—		(10,931)
Other comprehensive income, net of tax	—		—		—		—		11,709		11,709
Stock-based compensation expense	—		—		2,423		—		—		2,423
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(24,921)		—		—		—		—		—

Vesting of performance based stock awards, net of shares withheld for payroll taxes	4,126	—	—	—	—	—	—
Time based stock awards granted	176,252	—	—		—	—	—
Issuance of common stock related to employee stock purchase plan	10,644	—	382		—	—	382
Cash dividends declared ($0.44 per share)	—	—	—		(14,180)	—	(14,180)
Common stock repurchased	(1,182,841)	(11)	(44,157)			—	(44,168)
Balance June 30, 2020	32,224,756	$320	$440,934		$731,973	$14,668	$1,187,895

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net Income	$91,462	$51,979
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(6,206)	34,047
Provision for unfunded commitments	(1,203)	3,052
Depreciation and amortization	2,263	2,238
Mortgage servicing rights gain	(139)	—
Gains on sale of loans	(8,656)	(4,023)
Securities premium amortization (discount accretion), net	5,486	2,931
Origination of loans held for sale	(713,771)	(307,790)
Proceeds from sale of loans held for sale	754,683	300,087
Net increase in cash surrender value of BOLI	(787)	(1,242)
Deferred income tax (benefit) expense	144	(7,560)
Net gain on sale of investment securities	(539)	(1,535)
Stock-based compensation expense	3,823	2,423
Net tax benefits from stock compensation	—	(313)
(Increase) decrease in other assets	(13,561)	(20,365)
Increase (decrease) in other liabilities	(1,111)	(5,612)
Net cash provided by operating activities	111,888	48,317
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(768,909)	(209,460)
Proceeds from maturities of available-for-sale securities	166,731	170,754
Proceeds from sale/call of available-for-sale securities	52,022	119,988
Purchases of Federal Reserve and Federal Home Loan Bank stock	(98)	(9,074)
Sale of Federal Reserve and Federal Home Loan Bank stock	6,169	4,250
Proceeds from sale of SBA PPP loans	169,778	—
Net change in loans	320,029	(481,672)
Net change in premises and equipment	(4,350)	(2,965)
Net cash used in investing activities	(58,628)	(408,179)
Cash Flows From Financing Activities:
Increase in deposits	(170,156)	711,581
Net change in customer repurchase agreements	(7,076)	218
Increase in short-term borrowings	—	50,000
Proceeds from long-term borrowings	—	50,098
Repayment of long-term borrowings	(50,000)	—
Proceeds from issuance of common stock	327	—
Proceeds from employee stock purchase plan	—	382
Common stock repurchased	(62)	(44,168)
Cash dividends paid	(19,126)	(14,180)
Net cash provided by financing activities	(246,093)	753,931
Net Decrease In Cash and Cash Equivalents	(192,833)	394,069
Cash and Cash Equivalents at Beginning of Period	1,789,055	241,973
Cash and Cash Equivalents at End of Period	$1,596,222	$636,042
Supplemental Cash Flows Information:
Interest paid	$22,535	$41,413
Income taxes paid	$(30,986)	$26,900
Non-Cash Investing Activities
Initial recognition of operating lease right-of-use assets	$7,339	$945
Transfers from loans to other real estate owned	$—	$6,750
Change in fair value of cash flow hedges	$516	$—
Change in fair value of investments	$(15,295)	$—

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
Nature of Operations
The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans, the origination of small business loans, and the origination, securitization and sale of multifamily Federal Housing Administration (“FHA”) loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. The Bank offers its products and services through nineteen banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance. Bethesda Leasing, a subsidiary of the Bank, holds title to repossessed real estate.
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

Risks and Uncertainties
The outbreak of COVID-19 in early 2020 adversely impacted a broad range of industries in which the Company’s customers operate. Vaccinations are readily available to those in the United States and in many other countries. Although management feels we're generally trending in a positive direction and strides have been made in the fight against COVID-19, we remain cautious given the potential for lingering effects of the pandemic, and the uncertainty of vaccination availability and distribution, as well as vaccination efficacy against variants, could continue to impair some customers' ability to fulfill their financial obligations to the Company. The ongoing pandemic caused significant disruptions in the U.S. economy and disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material adverse impact on the Company’s employees and operations to date, COVID-19 could still potentially create business continuity or credit issues for the Company depending on how much longer the pandemic lasts. Much uncertainty regarding the continued spread of COVID-19 (including new variants) and the availability, distribution and use of effective treatments and vaccines remains. Congress, the President, and the Federal Reserve took several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other follow-up stimulus legislative (including the $1.9 trillion "American Rescue Package") and regulatory relief efforts have had and are expected to continue to have a material impact on the Company’s operations. The impact of the CARES Act as well as the American Rescue Package is still being felt as programs such as the Paycheck Protection Program are still in process and supporting businesses through challenging times.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. The response to control and manage COVID-19 has shown significant progress in many respects. If the response becomes unsuccessful as a result of vaccination distribution as well as vaccine efficacy against variants, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.
Financial position and results of operations
The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company has worked with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time the Company is unable to project the full extent of the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
Capital and liquidity
While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios can be adversely impacted by credit losses. While we have adjusted our credit loss reserves in 2021 to reflect improving economic conditions, our reported and regulatory capital ratios could be further impacted by additional credit losses, if the economy experiences further volatility (either due to COVID-19 or otherwise). Additionally, the Company decided to call as of August 1, 2021 $150 million in Fixed-to-Floating Subordinated Notes issued on July 26, 2016; discussed further below in Note 8—Long-Term Borrowings. The repayment of the Subordinated Debt is expected to reduce regulatory capital.

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
Determining the fair value of a reporting unit under the goodwill impairment test is subjective and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. The Company determined that there were no triggering events and an impairment analysis was not performed as of June 30, 2021. Annual impairment testing of intangibles and goodwill as required by GAAP will be performed in the fourth quarter of 2021.
Business Continuity Plan
The Company implemented a remote working strategy for many of its employees last year in response to the COVID-19 pandemic. The Company did not incur additional material cost related to its continued deployment of the remote working strategy. As of June 30, 2021, the Company did not identify any material operational or internal control risks, or challenges to its ability to maintain its systems and controls, in light of the measures the Company took to prevent the spread of COVID-19. As concerns over the most severe impacts of the pandemic have abated, the Company expects that a partial return to the workplace may be appropriate starting in the Fall. The return to the workplace will seek to have at least half of the Company's employees in the office each day. As part of the Company’s larger returning to the office strategy, the Company has established general guidelines for returning to the workplace that include having employees maintain safe distances, staggered work schedules to limit the number of employees in a single location, more frequent cleaning of our facilities and other practices encouraging a safe working environment during this challenging time, including required COVID-19 training programs. The Company does not currently face any material resource constraint through the implementation of its business continuity plans. We are monitoring jurisdictional guidelines and will respond as appropriate.

Lending operations and accommodations to borrowers
In response to the COVID-19 pandemic and consistent with regulatory guidance, we also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. At June 30, 2021, the Company had no accruing loans 90 days or more past due. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of June 30, 2021, we had ongoing temporary modifications on approximately 31 loans representing approximately $77 million (approximately 1.1% of total loans) in outstanding balances, as compared to 36 loans representing approximately $72 million (approximately 0.9% of total loans) at December 31, 2020. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as troubled debt restructurings ("TDRs"). Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.
The Company actively participated in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”). The PPP loans originated by the Bank generally have two or five-year terms and earn interest at 1% plus fees. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2021, PPP loans totaled $238.0 million through 537 business loans. The Company understands that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to provision additional allowance for credit loss through additional credit loss expense charges to earnings. On May 3, 2021, we transacted to sell 849 PPP loans for a total purchase price of $169.0 million. Immediately following this sale, the principal outstanding on PPP loans totaled approximately $378.4 million across 789 loans. We sold another 16 PPP loans on June 28, 2021 for a total purchase price of $816 thousand, amounting to a total of $169.8 million of sales of PPP loans for the quarter. Approximately $180.0 million in SBA principal was forgiven and an additional $18.0 million of loans were originated during the second quarter of 2021. Origination of new loans through the PPP has ceased, and the focus going forward will be on forgiveness.

Credit
The Company is working with customers directly affected by COVID-19. As a result of the current economic environment caused by the COVID-19 pandemic, the Company continues to engage in frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit losses (“ACL”) and record additional provision for credit losses. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
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
A loan that has been modified or renewed is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. The most common change in terms provided by the Company is an extension of an interest-only term. As of June 30, 2021, all performing TDRs were categorized as interest-only modifications. Refer to the subsection above "Lending operations and accommodations to borrowers" for a discussion on the impact of the CARES Act on TDRs.
A loan is considered past due when a contractually due payment has not been received by the contractual due date. We place a loan on nonaccrual status when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed as a reduction of current period interest income. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
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

Reserves on loans that do not share risk characteristics are evaluated on an individual basis (nonaccrual, TDR). Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not assigned an individual reserve, is segregated by call report codes (the quarterly required regulatory report otherwise known as form FFIEC 041) and a loan-level probability of default (“PD”) / Loss Given Default (“LGD”) cash flow method with and using an exposure at default (“EAD”) model is applied. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level.

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

For our cash flow model, management utilizes and forecasts regional unemployment by using a national forecast and estimating a regional adjustment based on historical differences between the two as the loss driver over our reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. In 2021, unemployment projections have started to recover from elevated levels experienced in 2020 as a result of the COVID-19 pandemic. Unemployment projections materially inform our CECL ("current expected credit loss") economic forecast and resulted in a reduction to our ACL during the six months ended June 30, 2021. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.

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

In addition to quantitative amounts as determined by our valuation models, we apply a qualitative factors overlay that incorporates trends and conditions and factors that the models may not fully capture in our judgement. These qualitative adjustments are evaluated quarterly to ensure these economic factor adjustments remain supportable and current.

The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Provision (credit) for credit losses- loans	$(3,911)	$19,599	$(6,172)	$33,909
Provision (credit) for credit losses- AFS debt securities	55	138	(34)	138
Total provision (credit) for credit losses	$(3,856)	$19,737	$(6,206)	$34,047

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

The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company’s primary credit quality indicators use an internal credit risk rating system that categorizes loans into pass, watch, special mention, or classified categories. We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Special mention loans are those that are currently protected by the sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. These loans have the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inadequately protected by the sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on nonaccrual depending on the circumstances of the individual loans.

Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on nonaccrual.

Classified loans represent the sum of loans graded substandard and doubtful. The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the allowance on collectively assessed and individually assessed loans as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to management committees, Credit Oversight Committee (which replaced Directors Loan Committee), the Audit Committee, and the Board of Directors. The committees' reports to the Board are part of the Board review on a quarterly basis of our consolidated financial statements. When management determines that foreclosure is probable, and for certain collateral-dependent loans where foreclosure is not considered probable, expected credit losses are based on the estimated fair value of the collateral adjusted for selling costs, when appropriate. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

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
Allowance for Credit Losses - Available-for-Sale Debt Securities
For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. When evaluating whether credit loss exists, accounting guidance requires that the Company not consider the length of time that fair value has been less than amortized cost. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The entire amount of an impairment loss is recognized in earnings only when: (1) the Company intends to sell the security; or (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as comprehensive income, net of deferred taxes. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a non-credit-related impairment. The majority of available-for-sale debt securities as of June 30, 2021 and December 31, 2020 were issued by U.S. agencies. However, as of June 30, 2021and December 31, 2020, the allowance for credit losses on AFS securities was $132 thousand and $167 thousand, respectively, based on the Company's determination that part of the unrealized loss positions in AFS corporate and municipal securities could be the result of credit losses. See Note 3 Investment Securities for more information.

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
Accounting Standards Pending Adoption:
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
Note 2. Cash and Due from Banks
Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank ("FRB") based principally on the type and amount of their deposits. During the first six months of 2021, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as significant excess reserves, on which interest is paid.

The Company also has deposits with other banks that serve as collateral for derivative positions it holds, totaling $3.4 million at June 30, 2021 and $5.1 million at December 31, 2020.
Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank ("FHLB") of Atlanta and noninterest bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.
Note 3. Investment Securities Available-for-Sale
Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Allowance	Estimated
June 30, 2021	Amortized	Unrealized	Unrealized	for Credit	Fair
(dollars in thousands)	Cost	Gains	Losses	Losses	Value
U.S. agency securities	$359,339	$1,539	$(3,567)	$—	$357,311
Residential mortgage backed securities	1,143,931	9,944	(7,553)	—	1,146,322
Municipal bonds	95,444	4,925	(90)	(2)	100,277
Corporate bonds	75,550	1,741	(239)	(130)	76,922
	$1,674,264	$18,149	$(11,449)	$(132)	$1,680,832

		Gross	Gross		Estimated
December 31, 2020	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
U.S. agency securities	$181,087	$1,461	$(627)	$—	$181,921
Residential mortgage backed securities	811,328	14,506	(833)	—	825,001
Municipal bonds	102,259	5,872	—	(18)	108,113
Corporate bonds	34,383	1,624	(8)	(149)	35,850
	$1,129,057	$23,463	$(1,468)	$(167)	$1,150,885
In addition, at June 30, 2021 and December 31, 2020 the Company held $34.0 million and $40.1 million, respectively, in equity securities in a combination of FRB and FHLB stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.
Accrued interest on available-for-sale securities totaled $4.3 million and $3.5 million at June 30, 2021 and December 31, 2020, respectively, and was included in other assets in the Consolidated Balance Sheets.
Gross unrealized losses and fair value of available-for-sale securities for which an allowance for credit losses has not been recorded, by length of time that individual securities have been in a continuous unrealized loss position are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
June 30, 2021	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	45	$198,756	$3,085	$43,126	$482	$241,882	$3,567
Residential mortgage backed securities	94	693,251	7,500	5,158	53	698,409	7,553
Corporate bonds	4	21,375	239	—	—	21,375	239
Municipal bonds	3	12,532	90	—	—	12,532	90
	146	$925,914	$10,914	$48,284	$535	$974,198	$11,449

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2020	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	28	$46,412	$67	$41,320	$560	$87,732	$627
Residential mortgage backed securities	35	170,178	782	6,419	51	176,597	833
Corporate bonds	3	5,764	8	—	—	5,764	8
	66	$222,354	$857	$47,739	$611	$270,093	$1,468
The majority of the AFS debt securities in an unrealized loss position as of June 30, 2021, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.
As of June 30, 2021, total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. However, as of June 30, 2021, the Company determined that part of the unrealized loss positions in AFS corporate and municipal securities could be the result of credit losses, and therefore, an allowance for credit losses of $132 thousand was recorded. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 4.3 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.
The amortized cost and estimated fair value of investments available-for-sale at June 30, 2021 and December 31, 2020 by contractual maturity are shown in the table below. Contractual maturities for residential mortgage backed securities (“MBS”) are not shown as they may differ significantly from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$159,698	$158,781	$53,916	$53,906
After one year through five years	122,900	122,872	110,083	110,777
Five years through ten years	76,741	75,658	17,087	17,240
Residential mortgage backed securities	1,143,931	1,146,322	811,328	825,001
Municipal bonds maturing:
One year or less	2,764	2,796	4,329	4,348
After one year through five years	26,121	27,751	26,622	28,272
Five years through ten years	66,559	69,732	69,309	73,389
After ten years	—	—	2,000	2,121
Corporate bonds maturing:
One year or less	6,314	6,542	5,218	5,220
After one year through five years	48,958	49,744	22,189	23,267
Five years through ten years	20,278	20,766	—	—
After ten years	—	—	6,976	7,511
Allowance for Credit Losses	—	(132)	—	(167)
	$1,674,264	$1,680,832	$1,129,057	$1,150,885

For the six months ended June 30, 2021, gross realized gains on sales of investments securities were $726 thousand and there were $187 thousand gross realized losses on sales of investment securities. For the six months ended June 30, 2020, gross realized gains on sales of investments securities were $1.5 million, and there were no gross realized losses on sales of investment securities.
Proceeds from sales and calls of investment securities for the six months ended June 30, 2021 were $52.0 million compared to $120.0 million for the same period in 2020.
The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2021 and December 31, 2020 was $249.6 million and $268.4 million, respectively, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.
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
At June 30, 2021 and December 31, 2020, the Bank had mortgage banking derivative financial instruments totaling $1.2 million included in other assets related to its interest rate lock commitments. At June 30, 2021 the Bank had mortgage banking derivative financial instruments of $109.1 million notional value and $367.7 million at December 31, 2020. The fair value of these mortgage banking derivative instruments at June 30, 2021 was $1.2 million and at December 31, 2020 was $5.2 million included in other assets.

Included in gain on sale of loans for the three and six months ended June 30, 2021 there was no net loss relating to mortgage banking derivative instruments as compared to a net loss of $1.3 million for the three and six months ended June 30, 2020.

Note 5. Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized net deferred fees, at June 30, 2021 and December 31, 2020 are summarized by type as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,359,157	19%	$1,437,433	19%
PPP loans	238,041	3%	454,771	6%
Income producing - commercial real estate	3,534,057	48%	3,687,000	47%
Owner occupied - commercial real estate	991,936	14%	997,694	13%
Real estate mortgage - residential	77,131	1%	76,592	1%
Construction - commercial and residential	835,733	12%	873,261	11%
Construction - C&I (owner occupied)	161,187	2%	158,905	2%
Home equity	60,559	1%	73,167	1%
Other consumer	1,757	—	1,389	—
Total loans	7,259,558	100%	7,760,212	100%
Less: allowance for credit losses	(92,560)		(109,579)
Net loans (1)	$7,166,998		$7,650,633
________________________________________
(1)Excludes accrued interest receivable of $43.5 million and $46.0 million at June 30, 2021 and December 31, 2020, respectively, which is recorded in other assets.
Unamortized net deferred fees amounted to $25.0 million and $30.8 million at June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021 and December 31, 2020, the Bank serviced $125 million and $124 million, respectively, of multifamily FHA loans, SBA loans and other loan participations that are not reflected as loan balances on the Consolidated Balance Sheets.
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
The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At June 30, 2021, owner occupied - commercial real estate and construction – C&I (owner occupied) represent approximately 16% of the loan portfolio. At June 30, 2021, non-owner occupied commercial real estate and real estate construction represented approximately 60% of the loan portfolio. The combined owner occupied and commercial real estate and construction loans represent approximately 76% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 83% of all loans being secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.
The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 19% of the loan portfolio at June 30, 2021 and was generally variable or adjustable rate. Personal guarantees are generally required, but may be limited. Non-PPP SBA loans represent approximately 1% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit as well as potential recourse to the SBA guarantees. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.

Approximately 3% of the loan portfolio at June 30, 2021 consists of PPP loans to eligible customers. PPP loans are expected to primarily be repaid via forgiveness provisions (under the CARES Act and subsequent legislation) from the SBA. These loans are fully guaranteed as to principal and interest by the SBA and ultimately by the full faith and credit of the U.S. Government; as a result, they were approved utilizing different underwriting standards than the Bank's other commercial loans. PPP loans are included in the CECL model but do not carry an allowance for credit loss due to the aforementioned government guarantees.
Approximately 1% of the loan portfolio at June 30, 2021 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.
Approximately 1% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 21 months at June 30, 2021. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.
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
Commercial land acquisition and construction loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner user commercial properties. Borrowers are generally required to put equity into each project at levels determined by the appropriate approval authority. Commercial land acquisition and construction loans generally are underwritten with a maximum term of 24 months.
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
The Company’s loan portfolio includes acquisition, development and construction (“ADC”) real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.4 billion at June 30, 2021. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 57.9% of the outstanding ADC loan portfolio at June 30, 2021. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate these inherent risks, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
The following tables detail activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2021 and 2020. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not restrict the use of the allowance to absorb losses in other categories.

			Income Producing -		Owner Occupied -		Real Estate		Construction -
			Commercial		Commercial		Mortgage -		Commercial and		Home		Other
(dollars in thousands)	Commercial		Real Estate		Real Estate		Residential		Residential		Equity		Consumer	Total

Three Months Ended June 30, 2021
Allowance for credit losses:
Balance at beginning of period	$23,701		$51,510		$14,315		$919		$10,683		$907		$35	$102,070
Loans charged-off	(1,541)		(4,216)		—		—		—		—		—	(5,757)
Recoveries of loans previously charged-off	150		—		—		—		6		—		2	158
Net loans charged-off	(1,391)	—	(4,216)	—	—	—	—	—	6	—	—	—	2	(5,599)
Provision for credit losses	(962)		(1,324)		(1,320)		(37)		(262)		(10)		4	(3,911)
Ending balance	$21,348	$—	$45,970	$—	$12,995	$—	$882	$—	$10,427	$—	$897	$—	$41	$92,560

Six Months Ended June 30, 2021
Allowance for credit losses:
Balance at beginning of period	$26,569		$55,385		$14,000		$1,020		$11,529		$1,039		$37	$109,579
Loans charged-off	(5,691)		(5,216)		—		—		(206)		—		(1)	(11,114)
Recoveries of loans previously charged-off	246		—		—		—		6		—		15	267
Net loans (charged-off) recoveries	(5,445)		(5,216)		—		—		(200)		—		14	(10,847)
Provision for credit losses- loans	224		(4,199)		(1,005)		(138)		(902)		(142)		(10)	(6,172)
Ending balance	$21,348		$45,970		$12,995		$882		$10,427		$897		$41	$92,560

As of June 30, 2021
Allowance for credit losses:
Individually evaluated for impairment	$4,941		$4,923		$436		$330		$—		$172		$—	$10,802
Collectively evaluated for impairment	16,407		41,047		12,559		552		10,427		725		41	81,758
Ending balance	$21,348		$45,970		$12,995		$882		$10,427		$897		$41	$92,560

Three Months Ended June 30, 2020
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASC 326	27,346		43,551		9,867		1,369		13,341		818		44	96,336
Loans charged-off	(7,145)		—		—		—				—		—	(7,145)
Recoveries of loans previously charged-off	5		—		—		—				—		1	6
Net loans (charged-off) recoveries	(7,140)		—	—	—	—	—	—	—	—	—	—	1	(7,139)
Provision for credit losses- loans	7,872		8,312		2,474		181		467		294		(1)	19,599
Ending balance	28,078		51,863		12,341	—	1,550	—	13,808	—	1,112	—	44	108,796

Six Months Ended June 30, 2020
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASC 326	$18,832		$29,265		$5,838		$1,557		$17,485		$656		$25	$73,658
Impact of adopting ASC 326	892		11,230		4,674		(301)		(6,143)		245		17	$10,614
Loans charged-off	(7,145)		(550)		—		—		(1,768)		—		—	(9,463)
Recoveries of loans previously charged-off	74		—		—		—		—		—		4	78
Net loans (charged-off) recoveries	(7,071)		(550)		—		—		(1,768)		—		4	(9,385)
Provision for credit losses- loans	15,425		11,918		1,829		294		4,234		211		(2)	33,909
Ending balance	$28,078		$51,863		$12,341		$1,550		$13,808		$1,112		$44	$108,796

As of June 30, 2020
Allowance for credit losses:

Individually evaluated for impairment	$8,797	$5,260	$405	$746	$1,383	$107	$3	$16,701
Collectively evaluated for impairment	19,281	46,603	11,936	804	12,425	1,005	41	92,095
Ending balance	$28,078	$51,863	$12,341	$1,550	$13,808	$1,112	$44	$108,796
We recorded a reversal of $3.9 million and a positive $19.7 million provision for credit losses (inclusive of the PCL on loans and AFS debt securities) for the three months ended June 30, 2021 and 2020, respectively, under CECL. We recorded a reversal of $6.2 million and a positive $34.0 million provision for credit losses for the six months ended June 30, 2021 and 2020, respectively, under CECL. We recorded $5.6 million and $7.1 million in net charge-offs during the three months ended June 30, 2021 and 2020, respectively. We also recorded $10.8 million and $9.4 million in net charge-offs during the six months ended June 30, 2021 and 2020, respectively.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2021 and December 31, 2020:

June 30, 2021

(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$7,450	$8,520
Income producing - commercial real estate	3,193	27,342
Owner occupied - commercial real estate	—	7,058
Real estate mortgage - residential	—	1,938
Construction - commercial and residential	—	3,659
Home equity	—	564
Other consumer	—	—
Total	$10,643	$49,081
December 31, 2020

(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$11,326	$4,026
Income producing - commercial real estate	3,193	15,686
Owner occupied - commercial real estate	—	23,159
Real estate mortgage - residential	—	2,932
Construction - commercial and residential	—	206
Home equity	—	415
Other consumer	—	—
Total	$14,519	$46,424

Credit Quality Indicators
The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company’s primary credit quality indicators inform an internal credit risk rating system that categorizes loans into pass, watch, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes which comprise the consumer portfolio segment.

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

Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination is as follows:

June 30, 2021 (dollars in thousands)	Prior		2017		2018		2019		2020		2021	Total
Commercial
Pass	445,359		206,252		194,852		136,249		163,994		96,633	1,243,339
Watch	32,128		11,393		16,407		6,720		10,750		1,944	79,342
Special Mention	1,384		10,386		3,346		3,977		900		—	19,993
Substandard	12,721		678		2,419		540		125		—	16,483
Total	491,592	—	228,709	—	217,024	—	147,486	—	175,769	—	98,577	1,359,157
PPP loans
Pass	—	—	—	—	—	—	—	—	198,313		39,728	238,041
Total	—	—	—	—	—	—	—	—	198,313		39,728	238,041
Income producing - commercial real estate
Pass	713,318		267,101		654,340		574,668		503,679		244,300	2,957,406
Watch	156,867		106,813		—		44,223		34,620		—	342,523
Special Mention	57,361		—		42,544		51,972		—		—	151,877
Substandard	67,753		—		8,518		5,542		438		—	82,251
Total	995,299	—	373,914	—	705,402	—	676,405	—	538,737	—	244,300	3,534,057
Owner occupied - commercial real estate
Pass	403,599		133,224		132,309		65,422		46,712		19,429	800,695
Watch	26,454		3,254		11,982		8,783		2,043		—	52,516
Special Mention	355		—		81,634		19,084		—		—	101,073
Substandard	25,776		1,786		1,693		8,397		—		—	37,652
Total	456,184	—	138,264	—	227,618	—	101,686	—	48,755	—	19,429	991,936
Real estate mortgage - residential
Pass	18,663		10,160		13,430		16,922		4,789		10,673	74,637
Watch	598		—		—		—		—		—	598
Substandard	1,896		—		—		—		—		—	1,896
Total	21,157	—	10,160	—	13,430	—	16,922	—	4,789	—	10,673	77,131
Construction - commercial and residential
Pass	64,042		204,514		198,089		118,410		148,352		40,809	774,216
Watch	203		56,360		1,295		—		—		—	57,858
Substandard	—	—		3,468	3,468	191	191	—		—	—	3,659
Total	64,245	—	260,874	—	202,852	—	118,601	—	148,352	—	40,809	835,733
Construction - C&I (owner occupied)												—
Pass	17,572		1,979		20,373		24,552		54,309		688	119,473
Watch	4,607		401		5,699		—		—		—	10,707
Special Mention	110		—		—		15,182		15,715		—	31,007
Total	22,289	—	2,380	—	26,072	—	39,734	—	70,024	—	688	161,187
Home Equity												—
Pass	28,213		6,241		1,773		3,642		11,819		6,945	58,633
Watch	1,314		—		—		—		—		—	1,314
Substandard	564		—		—		48		—		—	612
Total	30,091	—	6,241	—	1,773	—	3,690	—	11,819	—	6,945	60,559
Other Consumer												—
Pass	1,502		55		58		77		26		33	1,751
Substandard	6		—		—		—		—		—	6
Total	1,508	—	55	—	58	—	77	—	26	—	33	1,757
Total Recorded Investment	$2,082,365	$—	$1,020,597	$—	$1,394,229	$—	$1,104,601	$—	$1,196,584	$—	$461,182	7,259,558

December 31, 2020 (dollars in thousands)	Prior	2016	2017	2018	2019	2020	Total
Commercial
Pass	323,660	111,886	249,541	211,551	164,166	227,095	1,287,899
Watch	31,903	5,315	19,145	21,013	7,740	7,979	93,095
Special Mention	4,969	1,692	8,969	3,385	5,599	2,169	26,783
Substandard	17,679	5,803	1,820	3,525	829	—	29,656
Total	378,211	124,696	279,475	239,474	178,334	237,243	1,437,433
PPP loans
Pass	—	—	—	—	—	454,771	454,771
Total	—	—	—	—	—	454,771	454,771
Income producing - commercial real estate							—
Pass	560,915	347,946	397,953	622,276	643,388	512,387	3,084,865
Watch	152,367	62,912	91,636	89,852	44,555	34,195	475,517
Special Mention	213	—	—	—	51,969	—	52,182
Substandard	58,555	800	4,656	4,883	5,542	—	74,436
Total	772,050	411,658	494,245	717,011	745,454	546,582	3,687,000
Owner occupied - commercial real estate
Pass	343,371	100,272	111,996	136,644	59,681	49,584	801,548
Watch	16,014	5,011	2,640	10,338	15,501	—	49,504
Special Mention	418	—	—	83,110	19,091	—	102,619
Substandard	28,228	784	1,908	2,048	10,151	904	44,023
Total	388,031	106,067	116,544	232,140	104,424	50,488	997,694
Real estate mortgage - residential
Pass	16,310	2,693	10,199	12,746	18,209	10,116	70,273
Watch	1,996	699	—	728	—	—	3,423
Substandard	1,198	1,698	—	—	—	—	2,896
Total	19,504	5,090	10,199	13,474	18,209	10,116	76,592
Construction - commercial and residential
Pass	21,290	60,486	266,788	297,480	105,679	71,297	823,020
Watch	929	—	42,751	3,448	—	—	47,128
Special Mention	12	—	—	2,895	—	—	2,907
Substandard	—	—	206	—	—	—	206
Total	22,231	60,486	309,745	303,823	105,679	71,297	873,261
Construction - C&I (owner occupied)
Pass	8,278	10,476	6,637	30,340	22,209	40,101	118,041
Watch	3,573	—	2,118	4,935	—	—	10,626
Special Mention	124	—	—	—	14,436	15,678	30,238
Total	11,975	10,476	8,755	35,275	36,645	55,779	158,905
Home Equity
Pass	33,226	4,493	8,227	7,827	4,224	12,924	70,921
Watch	1,596	—	—	—	—	—	1,596
Substandard	603	—	—	—	47	—	650
Total	35,425	4,493	8,227	7,827	4,271	12,924	73,167
Other Consumer
Pass	929	190	64	74	94	31	1,382
Substandard	7	—	—	—	—	—	7
Total	936	190	64	74	94	31	1,389
Total Recorded Investment	$1,628,363	$723,156	$1,227,254	$1,549,098	$1,193,110	$1,439,231	$7,760,212
The Company’s credit quality indicators are generally updated annually; however, credits rated watch or below are reviewed more frequently.
Nonaccrual and Past Due Loans

As part of the Company's comprehensive loan review process, management committees carefully evaluate loans that are past-due 30 days or more. The committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are 90 days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk requiring additional reserves.

The table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of June 30, 2021 and December 31, 2020:

		Loans	Loans	Loans			Total Recorded
	Current	30-59 Days	60-89 Days	90 Days or	Total Past		Investment in
(dollars in thousands)	Loans	Past Due	Past Due	More Past Due	Due Loans	Nonaccrual	Loans
June 30, 2021
Commercial	$1,341,971	$1,477	$835	$—	$2,312	$14,874	$1,359,157
PPP loans	238,041	—	—	—	—	—	238,041
Income producing - commercial real estate	3,512,671	—	—	—	—	21,386	3,534,057
Owner occupied - commercial real estate	984,448	—	430	—	430	7,058	991,936
Real estate mortgage - residential	75,193	—	—	—	—	1,938	77,131
Construction - commercial and residential	832,074	—	—	—	—	3,659	835,733
Construction - C&I (owner occupied)	160,335	852	—	—	852	—	161,187
Home equity	59,715	214	66	—	280	564	60,559
Other consumer	1,693	64	—	—	64	—	1,757
Total	$7,206,141	$2,607	$1,331	$—	$3,938	$49,479	$7,259,558

December 31, 2020
Commercial	$1,394,244	$6,411	$21,426	$—	$27,837	$15,352	$1,437,433
PPP loans	454,771	—	—	—	—	—	454,771
Income producing - commercial real estate	3,616,207	—	51,913	—	51,913	18,880	3,687,000
Owner occupied - commercial real estate	960,364	10,630	3,542	—	14,172	23,158	997,694
Real estate mortgage – residential	72,231	1,430	—	—	1,430	2,931	76,592
Construction - commercial and residential	869,723	2,992	340	—	3,332	206	873,261
Construction- C&I (owner occupied)	158,905	—	—	—	—	—	158,905
Home equity	67,732	467	4,552	—	5,019	416	73,167
Other consumer	1,367	21	1	—	22	—	1,389
Total	$7,595,544	$21,951	$81,774	$—	$103,725	$60,943	$7,760,212

The following presents the nonaccrual loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Nonaccrual with	Nonaccrual with	Total
	No Allowance	an Allowance	Nonaccrual
(dollars in thousands)	for Credit Loss	for Credit Loss	Loans

Commercial	$7,454	$7,420	$14,874
Income producing - commercial real estate	5,271	16,115	21,386
Owner occupied - commercial real estate	5,272	1,786	7,058
Real estate mortgage - residential	240	1,698	1,938
Construction - commercial and residential	3,659	—	3,659
Home equity	367	197	564
Total (1)(2)	$22,263	$27,216	$49,479

	December 31, 2020
	Nonaccrual with	Nonaccrual with	Total
	No Allowance	an Allowance	Nonaccrual
(dollars in thousands)	for Credit Loss	for Credit Loss	Loans

Commercial	$3,263	$12,089	$15,352
Income producing - commercial real estate	6,500	12,380	18,880
Owner occupied - commercial real estate	18,941	4,217	23,158
Real estate mortgage - residential	1,234	1,697	2,931
Construction - commercial and residential	—	206	206
Home equity	416	—	416
Total (1)(2)	$30,354	$30,589	$60,943

(1)Excludes TDRs that were performing under their restructured terms totaling $10.2 million at June 30, 2021 and $10.5 million at December 31, 2020.
(2)Gross interest income of $1.5 million and $3.7 million would have been recorded for the six months ended June 30, 2021 and December 31, 2020, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while $44 thousand interest was actually recorded on such loans for the six months ended June 30, 2021 or 2020. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Modifications
A modification of a loan constitutes a TDR when the borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. The most common change in terms provided by the Company is an extension of an interest-only term. As of June 30, 2021, all performing TDRs were categorized as interest-only modifications.
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

In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complies with the CARES Act and ASC 310-40 to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days, which we extended for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. As of June 30, 2021, we had ongoing temporary modifications on approximately 31 loans representing approximately $77 million (approximately 1.1% of total loans) in outstanding balances, as compared to 36 loans representing approximately $72 million (approximately 0.9% of total loans) at December 31, 2020. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.
The following table presents by class, the recorded investment of loans modified in TDRs held by the Company for the periods ended June 30, 2021 and 2020.

	For the Six Months Ended June 30, 2021
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructurings
Restructured accruing	5	$1,096	$9,149	$—	$—	$10,245
Restructured nonaccruing	2	—	6,342	—	—	6,342
Total	7	$1,096	$15,491	$—	$—	$16,587

Specific allowance		$364	$2,708	$—	$—	$3,072

Restructured and subsequently defaulted		$—	$6,342	$—	$—	$6,342

	For the Six Months Ended June 30, 2020
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructurings
Restructured accruing	10	$1,420	$10,016	$836	$—	$12,272
Restructured nonaccruing	3	138	5,542	2,370	—	8,050
Total	13	$1,558	$15,558	$3,206	$—	$20,322

Specific allowance		$257	$1,295	$—	$—	$1,552

Restructured and subsequently defaulted		$138	$5,542	$2,370	$—	$8,050
The Company had seven TDRs at June 30, 2021 totaling approximately $16.6 million. Five of these loans totaling approximately $10.2 million are performing under their modified terms as of June 30, 2021.

For the first six months of 2021 there were no performing TDR loans that defaulted on their modified terms; in the first six months of 2020, one performing TDR loan, with a balance of $5.5 million, defaulted on its modified terms and was placed on nonaccrual status.

A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual status. For the six months ended June 30, 2021, one previously nonperforming restructured loan had its collateral sold and all principal collected along with partial collection of delinquent interest; in addition, one restructured loan purchased as part of the 2014 acquisition of Virginia Heritage Bank has now had its full carrying value collected, while additional payments will recover previously written off principal and interest, and one nonperforming restructured loan was charged off. No similar transactions occurred during the three months ended June 30, 2021. During the six months ended June 30, 2021 and 2020, no loans were re-underwritten and removed from TDR status. Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. For the six months ended June 30, 2021 and 2020, there were no loans modified in a TDR.
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
As of June 30, 2021, the Company had $29.1 million of operating lease ROU assets and $31.7 million of operating lease liabilities on the Company’s Consolidated Balance Sheets. As of December 31, 2020, the Company had $25.2 million of operating lease ROU assets and $28.0 million of operating lease liabilities on the Company’s Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.

The leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in ROU assets and lease liabilities.
As of June 30, 2021, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. As of June 30, 2021, there were no leases that have been signed but did not yet commence as of the reporting date that create significant rights and obligations for the Company.
The following table presents lease costs and other lease information.

	Six Months Ended
(dollars in thousands)	June 30, 2021		June 30, 2020
Lease Cost
Operating Lease Cost (Cost resulting from lease payments)	$4,172		$4,005
Variable Lease Cost (Cost excluded from lease payments)	473		518
Sublease Income	(174)		(174)
Net Lease Cost	$4,471		$4,349

Operating Lease - Operating Cash Flows (Fixed Payments)	$4,352		$4,419
Right-of-Use Assets - Operating Leases	$29,066		$25,368
Weighted Average Lease Term - Operating Leases	6.16	yrs	4.62	yrs
Weighted Average Discount Rate - Operating Leases	3.33%		4.00%

Future minimum payments for operating leases with initial or remaining terms of more than one year as of June 30, 2021 were as follows:

(dollars in thousands)
Twelve Months Ended:
June 30, 2022	$5,280
June 30, 2023	6,272
June 30, 2024	5,674
June 30, 2025	4,962
June 30, 2026	3,507
Thereafter	9,082
Total Future Minimum Lease Payments	34,777
Amounts Representing Interest	(3,115)
Present Value of Net Future Minimum Lease Payments	$31,662
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
The Company's sole designated cash flow hedge matured during April 2021. Thus, as of June 30, 2021 and December 31, 2020, the Company had zero and one, respectively, designated cash flow hedge interest rate swap transaction outstanding associated with the Company's variable rate deposits. Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives were reclassified to interest income/expense as interest payments were made/received on the Company’s variable-rate assets/liabilities.
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
As of June 30, 2021, the aggregate fair value of the derivative contract with credit risk contingent features (i.e., containing collateral posting or termination provisions based on our capital status) that was in a net liability position totaled $4.3 million. The Company has a minimum collateral posting threshold with its derivative counterparty. As of June 30, 2021, the Company was required to post collateral totaling $3.4 million with its derivative counterparty against its obligations under this agreement. If the Company had breached any provisions under the agreement at June 30, 2021, it could have been required to settle its obligations under the agreement at the termination value.
The table below identifies the balance sheet category and fair value of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of June 30, 2021and December 31, 2020.

	June 30, 2021			December 31, 2020
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments
Interest rate product	$276,740	$5,534	Other Assets	$3,491	Other Assets
Mortgage banking derivatives	$109,111	$1,179	Other Assets	5,213	Other Assets
	$385,851	$6,713	Other Assets	$8,704	Other Assets

Derivatives designated as hedging instruments
Interest rate product	$—	$—	Other Liabilities	$516	Other Liabilities
Derivatives not designated as hedging instruments
Interest rate product	$276,740	$5,712	Other Liabilities	3,653	Other Liabilities
Other Contracts	$26,666	$74	Other Liabilities	118	Other Liabilities
	$303,406	$5,786	Other Liabilities	$3,771	Other Liabilities

Net Derivatives on the balance sheet		$5,786		$4,287
Cash and other collateral		$4,295		4,168
Net Derivative Amounts		$1,491		$119

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the three and six months ended June 30, 2021 and 2020:

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain (Loss) Recognized		Recognized from	Reclassified from Accumulated
Derivatives in Subtopic	in OCI on Derivative		Accumulated Other	OCI into Income
815-20 Hedging	Three Months Ended June 30,		Comprehensive Income into	Three Months Ended June 30,
Relationships (dollars in thousands)	2021	2020	Income	2021	2020
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$—	$(27)	Interest Expense	$(60)	$(394)
Total	$—	$(27)		$(60)	$(394)

			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain (Loss) Recognized		Recognized from	Reclassified from Accumulated
Derivatives in Subtopic	in OCI on Derivative		Accumulated Other	OCI into Income
815-20 Hedging	Six Months Ended June 30,		Comprehensive Income into	Six Months Ended June 30,
Relationships (dollars in thousands)	2021	2020	Income	2021	2020
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	(844)	(1,548)	Interest Expense	(445)	(366)
Total	(844)	(1,548)		(445)	(366)

    The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Income
	Location and Amount of Gain or (Loss) Recognized in Income on
	Fair Value and Cash Flow Hedging Relationships (in 000's)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	Interest Expense		Interest Expense
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of fair value or cash flow hedges are recorded	$(60)	$(394)	$(445)	$(366)

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(60)	$(394)	$(445)	$(366)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	$(60)	$(394)	$(445)	$(366)
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component	$—	$—	$—	$—

Effect of Derivatives Not Designated as Hedging Instruments on the Statements of Income
		Amount of Income (Loss)
		Recognized in Income on
	Location of	Derivative
Derivatives Not Designated as Hedging	(Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Instruments under Subtopic 815-20	Income on Derivative	2021	2020	2021	2020
Interest Rate Products	Other income / (expense)	$(299)	$(118)	(16)	(286)
Mortgage banking derivatives	Other income / (expense)	1,179	—	3,693	—
Other Contracts	Other income / (expense)	4	2	44	(64)
Total		$884	$(116)	3,721	(350)

Note 8. Long-Term Borrowings
The following table presents information related to the Company’s long-term borrowings as of June 30, 2021 and December 31, 2020.

(dollars in thousands)	June 30, 2021	December 31, 2020
Subordinated Notes, 5.75%	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	150,000
FHLB Advance, 1.81%	—	50,000
Less: unamortized debt issuance costs	(1,727)	(1,923)
Long-term borrowings	$218,273	$268,077
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
On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “2026 Notes”). The 2026 Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $147.4 million, which includes $2.6 million in deferred financing costs which are being amortized over the life of the 2026 Notes. The Company paid the 2026 Notes in full on August 2, 2021 and accelerated deferred financing costs of $1.3 million on that date.
On February 26, 2020, the Bank borrowed $50 million dollars under its borrowing arrangement with the FHLB at a fixed rate of 1.81% with a maturity date of February 26, 2030 as part of the overall asset liability strategy and to support loan growth. In the first quarter of 2021, we realized a net gain of $911 thousand on the cancellation of this debt.

Note 9. Net Income per Common Share
The calculation of net income per common share for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Basic:
Net income	$47,993	$28,856	$91,462	$51,979
Average common shares outstanding	31,963	32,225	31,916	32,537
Basic net income per common share	$1.50	$0.90	$2.87	$1.60

Diluted:
Net income	$47,993	$28,856	$91,462	$51,979
Average common shares outstanding	31,963	32,225	31,916	32,537
Adjustment for common share equivalents	62	16	58	24
Average common shares outstanding-diluted	32,025	32,241	31,974	32,561
Diluted net income per common share	$1.50	$0.90	$2.86	$1.60

Anti-dilutive shares	3	49	3	26

Note 10. Other Comprehensive Income
The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2021
Net unrealized gain (loss) on securities available-for-sale	$8,957	$(2,302)	$6,655
Less: Reclassification adjustment for net gains (losses) included in net income	(318)	82	(236)
Total unrealized gain (loss)	8,639	(2,220)	6,419

Net unrealized gain (loss) on derivatives	—	—	—
Less: Reclassification adjustment for gain (loss) included in net income	133	(34)	99
Total unrealized gain (loss)	133	(34)	99

Other Comprehensive Income (Loss)	$8,772	$(2,254)	$6,518

Three Months Ended June 30, 2020
Net unrealized gain (loss) on securities available-for-sale	$2,506	$(636)	$1,870
Less: Reclassification adjustment for net gains (losses) included in net income	(713)	175	(538)
Total unrealized gain (loss)	1,793	(461)	1,332

Net unrealized gain (loss) on derivatives	(28)	3	(25)
Less: Reclassification adjustment for gain (loss) included in net income	393	(97)	296
Total unrealized gain (loss)	365	(94)	271

Other Comprehensive Income (Loss)	$2,158	$(555)	$1,603

Six Months Ended June 30, 2021
Net unrealized gain (loss) on securities available-for-sale	$(14,756)	$3,794	$(10,962)
Less: Reclassification adjustment for net gains (losses) included in net income	(539)	137	(402)
Total unrealized gain (loss)	(15,295)	3,931	(11,364)

Net unrealized loss on derivatives	(1)	—	(1)
Less: Reclassification adjustment for gain (loss) included in net income	517	(132)	385
Total unrealized gain (loss)	516	(132)	384

Other Comprehensive Income (Loss)	$(14,779)	$3,799	$(10,980)

Six Months Ended June 30, 2020
Net unrealized gain (loss) on securities available-for-sale	$19,242	$(5,266)	$13,976
Less: Reclassification adjustment for net gains included in net income	(1,535)	391	(1,144)
Total unrealized gain (loss)	17,707	(4,875)	12,832

Net unrealized gain (loss) on derivatives	(2,017)	672	(1,345)
Less: Reclassification adjustment for gain included in net income	299	(77)	222
Total unrealized gain (loss)	(1,718)	595	(1,123)

Other Comprehensive Income (Loss)	$15,989	$(4,280)	$11,709

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2021 and 2020.

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Three Months Ended June 30, 2021
Balance at Beginning of Period	$(1,615)	$(383)	$(1,998)
Other comprehensive income before reclassifications	6,655	—	6,655
Amounts reclassified from accumulated other comprehensive income (loss)	(236)	99	(137)
Net other comprehensive income during period	6,419	99	6,518
Balance at End of Period	$4,804	$(284)	$4,520

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Three Months Ended June 30, 2020
Balance at Beginning of Period	$14,609	$(1,544)	$13,065
Other comprehensive income before reclassifications	1,870	(25)	1,845
Amounts reclassified from accumulated other comprehensive loss	(538)	296	(242)
Net other comprehensive income during period	1,332	271	1,603
Balance at End of Period	$15,941	$(1,273)	$14,668

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Six Months Ended June 30, 2021
Balance at Beginning of Period	$16,168	$(668)	$15,500
Other comprehensive income (loss) before reclassifications	(10,962)	(1)	(10,963)
Amounts reclassified from accumulated other comprehensive income (loss)	(402)	385	(17)
Net other comprehensive income (loss) during period	(11,364)	384	(10,980)
Balance at End of Period	$4,804	$(284)	$4,520

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Six Months Ended June 30, 2020
Balance at Beginning of Period	$3,109	$(150)	$2,959
Other comprehensive income (loss) before reclassifications	13,976	(1,345)	12,631
Amounts reclassified from accumulated other comprehensive loss	(1,144)	222	(922)
Net other comprehensive income (loss) during period	12,832	(1,123)	11,709
Balance at End of Period	$15,941	$(1,273)	$14,668
The following tables present the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.

	Amount Reclassified from
	Accumulated Other		Affected Line Item in
Details about Accumulated Other	Comprehensive (Loss) Income		the Statement Where
Comprehensive Income Components	Three Months Ended June 30,		Net Income is Presented
(dollars in thousands)	2021	2020
Realized gain on sale of investment securities	$318	$713	Gain on sale of investment securities
Interest income derivative deposits	(133)	(393)	Interest income on deposits
Income tax expense	(48)	(78)	Income tax expense
Total Reclassifications for the Period	$137	$242	Net Income

	Amount Reclassified from
	Accumulated Other		Affected Line Item in
Details about Accumulated Other	Comprehensive (Loss) Income		the Statement Where
Comprehensive Income Components	Six Months Ended June 30,		Net Income is Presented
(dollars in thousands)	2021	2020
Realized gain on sale of investment securities	$539	$1,535	Gain on sale of investment securities
Interest income derivative deposits	(517)	(299)	Interest income on deposits
Income tax expense	(5)	(314)	Income tax expense
Total Reclassifications for the Period	$17	$922	Net Income
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
June 30, 2021
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$357,311	$—	$357,311
Residential mortgage backed securities	—	1,146,322	—	1,146,322
Municipal bonds	—	100,277	—	100,277
Corporate bonds	—	75,422	1,500	76,922
Loans held for sale	—	55,949	—	55,949
Interest rate caps	—	5,437	—	5,437
Mortgage banking derivatives	—	—	1,179	1,179
Total assets measured at fair value on a recurring basis as of June 30, 2021	$—	$1,740,718	$2,679	$1,743,397
Liabilities:
Interest rate swap derivatives	$—	$—	$—	$—
Derivative liability	—	74	—	74
Interest rate caps	—	5,615	—	5,615
Total liabilities measured at fair value on a recurring basis as of June 30, 2021	$—	$5,689	$—	$5,689
December 31, 2020
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$181,921	$—	$181,921
Residential mortgage backed securities	—	825,001	—	825,001
Municipal bonds	—	108,113	—	108,113
Corporate bonds	—	34,350	1,500	35,850
Loans held for sale	—	88,205	—	88,205
Interest rate caps	—	3,413	—	3,413
Mortgage banking derivatives	—	—	5,213	5,213
Total assets measured at fair value on a recurring basis as of December 31, 2020	$—	$1,241,003	$6,713	$1,247,716
Liabilities:
Interest rate swap derivatives	$—	$516	$—	$516
Derivative liability	—	118	—	118
Interest rate caps	—	3,574	—	3,574
Total liabilities measured at fair value on a recurring basis as of December 31, 2020	$—	$4,208	$—	$4,208

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
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of June 30, 2021 and December 31, 2020.

	June 30, 2021
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference
Loans held for sale	$55,949	$55,140	$809

	December 31, 2020
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference
Loans held for sale	$88,205	$86,551	$1,654
There were no residential mortgage loans held for sale that were 90 or more days past due or on nonaccrual status as of June 30, 2021 or December 31, 2020.
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
Mortgage banking derivatives for loans settled on a mandatory basis: The Company relied on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a Level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e. an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.
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
The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2021	$1,500	$5,213	$6,713
Realized gain (loss) included in earnings	—	(4,034)	(4,034)
Ending balance at June 30, 2021	$1,500	$1,179	$2,679

Liabilities:
Beginning balance at January 1, 2021	$—	$—	$—
Ending balance at June 30, 2021	$—	$—	$—

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2020	$10,931	$280	$11,211
Realized (loss) gain included in earnings	—	4,933	4,933
Migrated to level 2 valuation	(9,233)	—	(9,233)
Reclass fair value asset to cost method	(198)	—	(198)
Ending balance at December 31, 2020	$1,500	$5,213	$6,713

Liabilities:
Beginning balance at January 1, 2020	$—	$66	$66
Realized gain included in earnings	—	(66)	(66)
Ending balance at December 31, 2020	$—	$—	$—
The other equity and debt securities classified as Level 3 consist of one corporate bond of a local banking company and equity investments in the form of common stock of two local banking companies which are not publicly traded, and for which the carrying amounts approximate fair value.

For Level 3 assets measured at fair value on a recurring or nonrecurring basis as of June 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

		June 30, 2021				December 31, 2020
(dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value	Weighted Average (1)	Fair Value
Mortgage banking derivatives	Pricing Model	Pull Through Rate	83.4% - 91.9%	85.59%	$1,179	79.14%	$5,213
(1) Unobservable inputs for mortgage banking derivatives were weighted by loan amount.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.
At June 30, 2021, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
June 30, 2021
Commercial	$—	$—	$11,030	$11,030
Income producing - commercial real estate	—	—	25,611	25,611
Owner occupied - commercial real estate	—	—	6,622	6,622
Real estate mortgage - residential	—	—	1,368	1,368
Construction - commercial and residential	—	—	3,659	3,659
Home equity	—	—	392	392
Other consumer	—	—	—	—
Other real estate owned	—	—	4,987	4,987
Total assets measured at fair value on a nonrecurring basis as of June 30, 2021	$—	$—	$53,669	$53,669

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
December 31, 2020

Commercial	$—	$—	$9,285	$9,285
Income producing - commercial real estate	—	—	21,638	21,638
Owner occupied - commercial real estate	—	—	21,930	21,930
Real estate mortgage - residential	—	—	2,602	2,602
Construction - commercial and residential	—	—	103	103
Home equity	—	—	416	416
Other real estate owned	—	—	4,987	4,987
Total assets measured at fair value on a nonrecurring basis as of December 31, 2020	$—	$—	$60,961	$60,961
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
Quoted market prices, if available, are shown as estimates of fair value. Because no quoted market prices exist for a portion of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instrument values and should not be considered an indication of the fair value of the Company taken as a whole. The estimated fair value of the Company’s financial instruments at June 30, 2021 and December 31, 2020 are as follows:

			Fair Value Measurements
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying
(dollars in thousands)	Value	Fair Value
June 30, 2021
Assets
Cash and due from banks	$9,290	$9,290	$9,290	$—	$—
Federal funds sold	20,346	20,346	—	20,346	—
Interest bearing deposits with other banks	1,566,586	1,566,586	—	1,566,586	—
Investment securities	1,681,031	1,681,031	—	1,679,531	1,500
Accrued interest receivable	43,488	43,488	—	43,488	—
Loans held for sale	55,949	55,949	—	55,949	—
Loans	7,166,998	7,109,844	—	—	7,109,844
Bank owned life insurance	107,516	107,516	—	107,516	—
Annuity investment	14,155	14,155	—	14,155	—
Mortgage banking derivatives	1,179	1,179	—	—	1,179
Interest rate caps	5,437	5,437	—	5,437	—

Liabilities
Noninterest bearing deposits	2,641,636	2,641,636	—	2,641,636	—
Interest bearing deposits	5,599,389	5,599,389	—	5,599,389	—
Time deposits	778,022	790,249	—	790,249	—
Customer repurchase agreements	19,651	19,651	—	19,651	—
Borrowings	518,273	525,986	—	525,986	—
Interest rate swap derivatives	—	—	—	—	—
Credit risk participation agreement	74	74	—	74	—
Interest rate caps	5,615	5,615	—	5,615	—

December 31, 2020
Assets
Cash and due from banks	$8,435	$8,435	$8,435	$—	$—
Federal funds sold	28,200	28,200	—	28,200
Interest bearing deposits with other banks	1,752,420	1,752,420	—	1,752,420
Investment securities	1,150,885	1,150,885	—	1,149,385	1,500
Accrued interest receivable	46,040	46,040	—	40,104	—
Loans held for sale	88,205	88,205	—	88,205	—
Loans	7,650,633	7,608,687	—	—	7,608,687
Bank owned life insurance	76,729	76,729	—	76,729	—
Annuity investment	14,468	14,468	—	14,468	—
Mortgage banking derivative	5,213	5,213	—	—	5,213
Interest rate caps	3,413	3,413	—	3,413	—

Liabilities
Noninterest bearing deposits	2,809,334	2,809,334	—	2,809,334	—
Interest bearing deposits	756,923	756,923	—	756,923	—
Time deposits	977,760	993,500	—	993,500	—
Customer repurchase agreements	26,726	26,726	—	26,726	—
Borrowings	568,077	575,435	—	575,435	—
Interest rate swap derivatives	516	516	—	516	—
Credit risk participation agreements	118	118	—	118	—
Interest rate caps	3,574	3,574	—	3,574	—

Note 12 - Legal Contingencies

There have been no material changes in the status of the legal proceedings previously disclosed in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, except as follows. From time to time, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, including matters in which damages in various amounts are claimed. Based on information currently available, the Company does not believe that the liabilities (if any) resulting from such legal proceedings will have a material effect on the financial position of the Company. However, in light of the inherent uncertainties involved in such matters, ongoing legal expenses or an adverse outcome in one or more of these matters could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period, as well as its reputation.

On July 24, 2019, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York (the “SDNY”) against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer, on behalf of persons similarly situated, who purchased or otherwise acquired Company securities between March 2, 2015 and July 17, 2019. On November 7, 2019, the Court appointed a lead plaintiff and lead counsel in that matter, and on January 21, 2020, the lead plaintiff filed an amended complaint on behalf of the same class against the same defendants as well as the Company’s former General Counsel. The plaintiff alleges that certain of the Company’s 10-K reports and other public statements and disclosures contained materially false or misleading statements about, among other things, the effectiveness of its internal controls and related party loans, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 20(a) of that act, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock following the disclosure of increased legal expenses associated with certain government investigations involving the Company. As previously disclosed by the Company, on December 24, 2020, by stipulation of the parties, the United States District Court for the Southern District of New York stayed the putative class action lawsuit pending a non-binding mediation that had been scheduled for April 13, 2021. Immediately following the non-binding mediation, the parties continued a settlement dialogue and reached an agreement to settle the putative class action lawsuit, involving a total payment by the Company of $7.5 million in exchange for the release of all of the defendants from all alleged claims in the class action suit, without any admission or concession of wrongdoing by the Company or the other defendants. The Company expects that the full amount of a final settlement will be paid by the Company’s insurance carriers under applicable insurance policies. On June 28, 2021, the lead plaintiff filed the executed Stipulation and Agreement of Settlement with the Court, along with an unopposed motion for preliminary approval of the proposed settlement. The Court has scheduled a preliminary approval hearing for August 12, 2021; the Company anticipates that a final approval hearing will be held later this year. There can be no assurance, however, that the agreement will receive court approval and/or meet all other conditions.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, on January 25, 2021, the Company entered into a settlement agreement with respect to a previously disclosed shareholder demand letter, covering substantially the same subject matters as the disclosed civil securities class action litigation pending in the SDNY. The letter demanded that the Board undertake an investigation into the Board’s and management’s alleged violations of law and alleged breaches of fiduciary duties, and take appropriate actions following such investigation. As required by DC Superior Court administrative procedures, shareholder’s counsel first filed a derivative action complaint against the individual directors and officers named in the demand letter, and the Company as nominal Defendant, before filing the executed Stipulation and Agreement of Settlement accompanied by the shareholder’s brief in support of its unopposed motion to approve the settlement. Court approval of the settlement remains pending. Although the Company believes the Stipulation and Agreement of Settlement is in the best interests of the Company’s shareholders, there can be no assurance that it will be approved by the Court.

The Company has received various document requests and subpoenas from the Securities and Exchange Commission (the “Commission”), banking regulators and U.S. Attorney’s offices in connection with investigations, which the Company believes relate to the Company’s identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. The Company is cooperating with these investigations. There have been no regulatory restrictions placed on the Company’s ability to fully engage in its banking business as presently conducted as a result of these ongoing investigations. In connection with the Commission’s investigation, which we initially disclosed on Form 8-K on July 18, 2019, our current Chief Financial Officer recently received a Wells Notice from the Commission Staff that the Staff has made a preliminary determination to recommend to the Commission enforcement actions against him. Neither the Company nor any other current employee or director has received a Wells Notice.

The Company and our Chief Financial Officer are continuing to cooperate with the Staff’s investigation, and we understand that our Chief Financial Officer has made a submission to the SEC in response to the Wells Notice. The Company has, in addition, initiated discussions with the Staff about a potential resolution or settlement of the Staff’s investigation with respect to the Company. The Company is hopeful that these discussions will lead to a resolution of the investigation in the next few months as it relates to the Company and any current employees and directors on a mutually agreeable basis, but there can be no assurance that will be the case. There also can be no assurance that this would result in resolution of any charges against former employees or directors, given the Staff’s ongoing review of the factual record. Any agreements reached by the Company with the Staff would be subject to approval by the Commission, and there can be no assurance that it would be approved. We are unable to predict the outcome of the investigation or these discussions or whether any potential resolution would have a material impact on the Company.

The Company has also recently initiated discussions with the Staff of the Federal Reserve Board about a potential resolution or settlement of its investigation with respect to the Company. With respect to the other investigations described above, we are unable to predict their duration, scope or outcome.

The amount of legal fees and expenditures for the year is net of expected insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies, but does not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time.

Note 13 - Subsequent Events

Long-term borrowings outstanding at June 30, 2021 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024, and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026 (the "2026 Notes"). The Company paid the 2026 Notes in full on August 2, 2021 and accelerated deferred financing costs of $1.3 million on that date.

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
This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as “may,” “will,” “can,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “assume," "probable," "possible," "continue,” “should,” “could,” “would,” “strive," "seeks," "deem," "projections," "forecast," "consider," "indicative," "uncertainty," "likely," "unlikely," "likelihood," "unknown," "attributable," "depends," "intends," "generally," "feel," "typically," "judgment," "subjective" and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market (including the macroeconomic and other challenges and uncertainties resulting from the coronavirus (“COVID-19”) pandemic, including on our credit quality and business operations), interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors contained in this report and the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance, and nothing contained herein is meant to or should be considered and treated as earnings guidance of future quarters’ performance projections. All information is as of the date of this report. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward looking statement for any reason.
GENERAL
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating twenty-three years of successful operations. The Company provides general commercial and consumer banking services through EagleBank (the “Bank”), its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of nineteen branch offices, including eight in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C.
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

The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and/or mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The decision whether to sell residential mortgage loans on a mandatory or best efforts lock basis is a function of multiple factors, including but not limited to overall market volumes of mortgage loan originations, forecasted “pull-through” rates of origination, loan closing operational considerations, pricing differentials between the two methods, and availability and pricing of various interest rate hedging strategies associated with the mortgage origination pipeline. The Company continually monitors these factors to maximize profitability and minimize operational and interest rate risks.
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
Impact of COVID-19
Since the inception of the COVID-19 pandemic in March of 2020, much progress has been made in reopening economies back up domestically and abroad. In the United States and in other nations around the world, the availability of vaccines ramped up significantly in the first half of 2021. Although management feels we're generally trending in a positive direction and strides have been made in the fight against COVID-19, we remain cautious given the potential for lingering effects of the pandemic, and the uncertainty of vaccination availability and distribution, as well as vaccination efficacy against variants, which could continue to impair some customers' ability to fulfill their financial obligations to the Company.

Certain of our business and consumer customers have experienced and continue to experience varying degrees of financial distress. In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including directing employees to work from home insofar as is possible and implementing our business continuity plans and protocols to the extent necessary. As concerns over the most severe impacts of the pandemic have abated, the Company expects that a partial return to the workplace may be appropriate starting in the Fall. The return to the workplace will seek to have at least half of the Company's employees in the office each day. We have established general guidelines for returning that include having employees maintain safe distances, staggered work schedules to limit the number of employees in a single location, more frequent cleaning of our facilities and other practices encouraging a safe working environment, including required COVID-19 training programs. We are monitoring jurisdictional guidelines and will respond as appropriate.

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
As an SBA preferred lender, the Bank is participating in the PPP program, and at June 30, 2021, had an outstanding balance of PPP loans of $238.0 million through 537 business loans. The statutory interest rate on these loans is 1.00% and the average yield, which includes fee and cost amortization, was 6.13% for the first six months of 2021. On May 3, 2021, we transacted to sell 849 PPP loans for a total purchase price of $169.0 million. We sold another 16 PPP loans on June 28, 2021 for a total purchase price of $816 thousand, amounting to a total of $169.8 million of sales of PPP loans for the quarter. During the second quarter of 2021, we recognized $4.7 million in accelerated interest income from the sale of PPP loans. Origination of new loans through the PPP has ceased, and the focus going forward will be on forgiveness.

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

In response to the COVID-19 pandemic, we had previously implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. Initial modifications under the program have predominantly been for 90 days, with a second 90 day modification if warranted. These types of loan modifications are no longer being granted at this time. The deferred payments along with interest accrued during the deferral period are due and payable on the existing maturity date of the existing loan. As of June 30, 2021, we had ongoing temporary modifications on approximately 31 loans representing approximately $77 million (approximately 1.1% of total loans) in outstanding balances, as compared to 36 loans representing approximately $72 million (approximately 0.9% of total loans) at December 31, 2020. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as troubled debt restructurings ("TDRs"). Some of these deferrals may have met the criteria for treatment under U.S. generally accepted accounting principles ("GAAP") as troubled debt restructurings ("TDRs"). Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.

Steadily improving economic forecasts, improved unemployment numbers, improvement of credits in the portfolio along with a reduction in total loans, higher provisioning in 2020 associated with the implementation of the expected loss methodology for determining our provision for credit losses as required by the Current Expected Credit Loss ("CECL") standard described below, resulted in a negative provision for credit losses for the three months ended June 30, 2021. We continue to monitor the impact of COVID-19 closely even as economic forecasts improve. In addition, we continue to monitor the effects that have resulted from the CARES Act and other legislative and regulatory developments related to COVID-19; however, the extent to which the COVID-19 pandemic could impact our operations and financial results during the remainder of 2021 is uncertain.
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

The Provision for Credit Losses ("PCL") represents the periodic expense for expected credit losses arising from the Company's loan and AFS securities portfolios.

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

The Company uses regression analysis of historical internal and peer data (as Company loss data is insufficient) to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default will react to forecasted levels of the loss drivers. For our cash flow model, management utilizes and forecasts regional unemployment by using a national forecast and estimating a regional adjustment based on historical differences between the two as a loss driver over our reasonable and supportable period of 18 months, and reverts back to a historical loss rate over the following twelve months on a straight-line basis. Improved unemployment projections, which materially inform our CECL economic forecast reduced our loss reserve during the three months ended June 30, 2021. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.

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
Determining the fair value of a reporting unit under the goodwill impairment test involves judgment and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. Annual impairment testing of intangibles and goodwill as required by GAAP will be performed in the fourth quarter of 2021.

RESULTS OF OPERATIONS
Earnings Summary
Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020
Net income for the three months ended June 30, 2021 was $48.0 million compared to $28.9 million for the three months ended June 30, 2020, a 66% increase. Net income per basic and diluted common share for the three months ended June 30, 2021 was $1.50 compared to $0.90 per basic and diluted common share for the same period in 2020, a 67% increase.
Net income increased for the three months ended June 30, 2021 relative to the same period in 2020 due primarily to a $4.6 million reversal of the provision for credit losses and reserve for unfunded commitments, as well as interest income of $4.7 million due to accelerated interest income from the sale of PPP loans. By comparison, the second quarter of 2020 included provisions for credit losses and unfunded commitments of $20.7 million as the Company increased reserves during the COVID-19 pandemic (see "Provision for Credit Losses" section below for further details on drivers of the change).
Total revenue (i.e. net interest income plus noninterest income) was $95.6 million for the second quarter of 2021 as compared to $93.9 million in the same period of 2020. The most significant portion of revenue is net interest income, which increased to $84.6 million for the three months ended June 30, 2021 compared to $81.4 million for the same period in 2020. The increase in net interest income was primarily due to the $4.7 million acceleration of net deferred fees and costs associated with the sale of PPP loans, which more than offset the decline in net interest margin.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 3.04% for the three months ended June 30, 2021 and 3.26% for the same period in 2020. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
The benefit of noninterest sources funding earning assets decreased by 13 basis points to 23 basis points for the three months ended June 30, 2021 as compared to 36 basis points for the same period in 2020, due to significantly lower market interest rates. The combination of a 9 basis point decrease in the net interest spread and a 13 basis point decrease in the value of noninterest sources resulted in a 22 basis point decrease in the net interest margin for the three months ended June 30, 2021 as compared to the same period in 2020.
Total noninterest income for the three months ended June 30, 2021 decreased to $10.9 million from $12.5 million for the three months ended June 30, 2020, a 13% decrease. The decrease was primarily due to a decline in loan fees and other fees, which was partially offset by FHA multifamily trade premiums of $2.6 million and $3.5 million in gain on sale from residential mortgage loans. For further information on the components and drivers of these changes see "Noninterest Income" section below.
Gain on sale of loans for the three months ended June 30, 2021 was $3.5 million compared to $3.1 million for the three months ended June 30, 2020, an increase of 13%. Residential lending gains for the second quarter of 2020 include $1.3 million in hedge and mark to market losses incurred during the second quarter of 2020 that were not repeated in 2021. The 2020 losses were attributable to the Federal Reserve’s market actions negatively impacting mortgage backed securities pricing combined with sharp declines in servicing right valuations associated with investor uncertainty surrounding COVID-19 at the end of March 2020.
Other income for the three months ended June 30, 2021 decreased to $5.6 million from $6.9 million for the three months ended June 30, 2020, a 19% decrease.
Noninterest expenses totaled $35.5 million for the three months ended June 30, 2021, as compared to $34.9 million for the three months ended June 30, 2020, a 2% increase. See the "Noninterest Expense" section for further detail on the components and drivers of the change.
Income tax expenses were $16.7 million for the three months ended June 30, 2021 an increase of 76.9%, compared to the same period in 2020. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 37.14% for the second quarter of 2021, as compared to 37.18% for the second quarter of 2020.
The Company believes it has effectively managed the Company over the past twelve months as deposits flowed into the Bank, increasing the balance sheet by maintaining a focus on disciplined pricing of both loans and sources of funding.

At June 30, 2021, total loans (including PPP loans) were 6.5% lower than they were at December 31, 2020, and average loans were 7.9% lower in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. PPP loans represented $238.0 million of total loans at the end of the second quarter 2021. Notwithstanding the impact of PPP loans to total loans at June 20, 2021, the decrease in loan balance is mostly attributable to elevated payoffs and prepays due in part to successful completion of construction projects and low nominal interest rates. From a liquidity and funding perspective, the Company continues to benefit from a higher level of both interest bearing and noninterest bearing accounts relative to the second quarter of 2020. At June 30, 2021, total deposits were 1.9% lower than deposits at December 31, 2020, while average deposits were 12.4% higher for the three months ended June 30, 2021 compared with the three months ended June 30, 2020. While deposits declined slightly since December 31. 2020, the large increase from June 30, 2020 has allowed the Company to sustain strong primary and secondary sources of liquidity.
On May 3, 2021, the Company sold 849 PPP loans for a total purchase price of $169.0 million. We sold another 16 PPP loans on June 28, 2021 for a total purchase price of $816 thousand, amounting to a total of $169.8 million of sales of PPP loans. After accounting for the forgiveness process and loans granted forgiveness during the quarter, the Company had $238.0 million in PPP loans at June 30, 2021.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 66% and 80% of average earning assets for the three months ended June 30, of 2021 and 2020, respectively. The decline was primarily a result of strong deposit inflows in the second half of 2020, which resulted in a significant increase in cash and securities.

The ratio of common equity to total assets decreased to 11.92% at June 30, 2021 from 12.12% at June 30, 2020, as strong deposit inflows significantly increased assets held in cash and securities; average assets increased by 10.9%. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.
For the three months ended June 30, 2021, the Company reported an annualized return on average assets (“ROAA”) of 1.68%, as compared to 1.12% for the three months ended June 30, 2020. Total shareholders’ equity was $1.31 billion and $1.24 billion at June 30, 2021 and December 31, 2020, respectively, an increase of 5.3%. The annualized return on average common equity (“ROACE”) for the three months ended June 30, 2021 was 14.92% as compared to 9.84% for the three months ended June 30, 2020. The annualized return on average tangible common equity (“ROATCE”) for the three months ended June 30, 2021 was 16.25% as compared to 10.80% for the three months ended June 30, 2020. The increase in these ratios was primarily due to reversals from the allowance for credit losses on loans and the reserve for unfunded commitments in the three months ended June 30, 2021, versus increases to both of these accounts in the three months ended June 30, 2020. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
Net interest income increased by 4% for the six months ended June 30, 2021 over the same period in 2020 ($167.3 million as compared to $161.1 million). This was largely attributable to the acceleration of $4.7 million in net deferred fees and costs associated with the sale of $169.8 million in PPP loans as well as growth in average earning assets mostly offset by a decline in the net interest margin.
For the six months ended June 30, 2021, the Company reported an annualized ROAA of 1.61% as compared to 1.06% for the six months ended June 30, 2020. The annualized ROACE for the six months ended June 30, 2021 was 14.49% as compared to 8.82% for the six months ended June 30, 2020. The annualized ROATCE for the six months ended June 30, 2021 was 15.80% as compared to 9.67% for the six months ended June 30, 2020. The increase in these ratios was primarily due to reversals from the allowance for credit losses on loans and the reserve for unfunded commitments in the first half of 2021, versus increases to both of these accounts in the first half of 2020. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

The net interest margin was 3.02% for the six months ended June 30, 2021 and 3.36% for the same period in 2020. Average earning asset yields decreased 80 basis points to 3.41% for the six months ended June 30, 2021, as compared to 4.21% for the same period in 2020. The average cost of interest bearing liabilities decreased by 68 basis points (to 0.63% from 1.31%) for the six months ended June 30, 2021 as compared to the same period in 2020. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 12 basis points for the six months ended June 30, 2021 as compared to 2020 (2.78% as compared to 2.90%). The benefit of noninterest sources funding earning assets decreased by 22 basis points to 24 basis points from 46 basis points for the six months ended June 30, 2021 as compared to the same period in 2020 due to rates continuing to move lower. The combination of a 12 basis point decrease in the net interest spread and a 22 basis point decrease in the value of noninterest sources resulted in a 34 basis point decrease in the net interest margin for the six months ended June 30, 2021 as compared to the same period in 2020.

The Company believes it has effectively managed its pricing and interest rate risk over the past twelve months as market interest rates moved lower and have stayed low. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 89% of the Company's total revenue for the six months ended June 30, 2021.

For the six months ended June 30, 2021, total loans decreased 6.5% from December 31, 2020 (from $7.8 billion to $7.3 billion), and average loans were 3.6% lower in the first six months of 2021 as compared to the first six months of 2020. At June 30, 2021, total deposits were 1.9% lower than deposits at December 31, 2020, while average deposits were 18.2% higher for the first six months of 2021 compared with the first six months of 2020.

There was decline in average loans from $7.8 billion to $7.6 billion over the six months ended June 30, 2021 as compared to the same period in 2020 but still sustained significant liquidity, the Company has relied on funding from interest bearing accounts primarily as a result of inflows from certain financial intermediary relationships that are also experiencing increased liquidity. In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 67% and 81% of average earning assets for the first six months of 2021 and 2020, respectively. For the first six months of 2021, as compared to the same period in 2020, average loans, excluding loans held for sale, decreased $280 million, or 4%, due to the sale of PPP loans, and payoffs/paydowns outpaced loan originations/fundings. Average investment securities for the six months ended June 30, 2021 and 2020 amounted to 13% and 9% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 20% and 10% of average earning assets for the first six months of 2021 and 2020, respectively.

The provision for credit losses decreased with a reversal of $6.2 million for the six months ended June 30, 2021 as compared to a provision of $34.0 million for the six months ended June 30, 2020. The reversal of provisioning for the six months ended June 30, 2021, as compared to the provisioning for the same period in 2020, is primarily due to by the improved macroeconomic outlook and more significant impacts of COVID-19 during the six months ended June 30, 2020. Net charge-offs of $10.8 million for the six months ended June 30, 2021 represented an annualized 0.29% of average loans, excluding loans held for sale, as compared to $9.4 million, or an annualized 0.24% of average loans, excluding loans held for sale, in the first six months of 2020. Net charge-offs in the first six months of 2021 were attributable to commercial loans ($5.4 million) and commercial real estate loans ($5.4 million).

Total noninterest income for the six months ended June 30, 2021 increased to $21.5 million from $18.0 million for the six months ended June 30, 2020, a 20% increase. Service charges on deposits for the six months ended June 30, 2021 decreased to $2.1 million from $2.4 million for the six months ended June 30, 2020, a $0.3 million decrease, due to a decrease in insufficient funds fees. Gain on sale of loans for the six months ended June 30, 2021 increased to $8.7 million from $4.0 million for the six months ended June 30, 2020, a 115% increase, due to higher gains on the sale of residential mortgage loans. Residential mortgage loans locked were $551.6 million for the first six months of 2021 as compared to $840.3 million for the first six months of 2020.

Residential lending gains for the first six months of 2020 include $3.9 million in hedge and mark to market losses incurred during the first half of 2020 that were not repeated in 2021. The 2020 losses were attributable to the Federal Reserve’s market actions negatively impacting mortgage backed securities pricing combined with sharp declines in servicing right valuations associated with investor uncertainty surrounding COVID-19 at the end of March 2020.

Other income for the six months ended June 30, 2021 increased to $9.4 million from $8.8 million for the six months ended June 30, 2020, a 7% increase due substantially to a $911 thousand gain associated with the extinguishment of an FHLB borrowing and higher gains associated with the securitization, sale and servicing of FHA loans ($499 thousand more in 2021). Gains on sale of investments were $539 thousand and $1.5 million for the six months ended June 30, 2021 and 2020, respectively.

For the first six months of 2021, the efficiency ratio was 38.92% as compared to 40.34% for the same period in 2020. Noninterest expenses totaled $73.5 million for the six months ended June 30, 2021, as compared to $72.2 million for the six months ended June 30, 2020, a 1% increase. Noninterest expenses in 2021 period increased slightly from the 2020 amount primarily because of increased salaries and employee benefits, partially offset by a reduction in legal costs.

Salaries and employee benefits were $41.6 million for the six months ended June 30, 2021, as compared to $34.9 million for the same period in 2020, an increase of $6.7 million or 19% due to payroll taxes associated with annual vesting, additional restricted stock awards granted and amortization, and higher annual incentive accruals based on performance expectations. Legal, accounting and professional fees decreased $4.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The reason for the increase in salaries and employee benefits and decrease in legal, accounting and professional fees for the periods noted above are further discussed in the “Noninterest Expense” section.

Data processing expenses were $5.6 million for the six months ended June 30, 2021 compared to $5.3 million for the same period in 2020, a 6% increase.

FDIC expenses were $4.0 million for the six months ended June 30, 2021 compared to $3.4 million for the same period in 2020, a 19% increase, due to a larger deposit base and a higher assessment.

Other expenses were $6.6 million for the six months ended June 30, 2021 compared to $8.2 million over the same period ended June 30, 2020, a 20% decrease, due primarily to lower broker fees and lower other real estate owned (“OREO”) expense, partially offset by higher real estate taxes-utilities.

The ratio of common equity to total assets increased to 11.92% at June 30, 2021 from 11.16% at December 31, 2020. The increase is primarily due to the increase in common equity from earnings of $91.5 million (reduced by dividends of $19.1 million) in the first half of 2021 while assets declined slightly. This is discussed in the “Earnings Summary” above. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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
Net interest income was $84.6 million for the three months ended June 30, 2021 and $81.4 million for the same period in 2020, which reflects the acceleration of $4.7 million in net deferred fees and costs into interest income as a result of the sale of $169.8 million in PPP loans in the second quarter of 2021, partially offset by a decline in the net interest margin, as explained below. The addition of the PPP loans at an average yield of 9.35% for the three months ended June 30, 2021, positively impacted the overall yield of the total loan portfolio by approximately 27 basis points.
For the six months ended June 30, 2021, net interest income increased by $6.2 million, which reflects earnings on a higher level of average earnings assets and the accelerated interest income from the PPP sale. The addition of the PPP loans at an average yield of 6.13% for the six months ended June 30, 2021, positively impacted the overall yield of the total loan portfolio by approximately 10 basis points.
The net interest margin was 3.02% for the six months ended June 30, 2021 and 3.36% for the same period in 2020. The decline reflects the impact of lower rates on increased cash and securities balances and loans balances representing a lower percentage of earning assets, partially offset by the accelerated interest income from the PPP sale.

In the first half of 2021 as compared to the first half of 2020, average U.S. Treasury rates in the two to five year range decreased by approximately 29 basis points and the average yield curve steepened as the average two to ten year spread went from 40 basis points in the first half of 2020 to 131 basis points in the first half of 2021. The Company experienced 34 basis points of net interest margin compression between the first half of 2020 as compared to the first half of 2021 (from 3.36% to 3.02%). In addition, our cost of funds declined 46 basis points (from 0.85% to 0.39%), while the yield on earning assets declined by 80 basis points (from 4.21% to 3.41%). Average liquidity was $2.1 billion for the second quarter of 2021 and $1.1 billion for the second quarter of 2020. The yield on our loan assets was negatively impacted by the low interest rate environment in the first half of 2021 as legacy fixed rate loans originated in higher rate eras matured and paid off or were prepaid off. A substantial portion of the variable rate loan portfolio has interest rate floors that cushioned the decline in loan yields.

Average earning asset yields decreased 80 basis points to 3.41% for the six months ended June 30, 2021, as compared to 4.21% for the same period in 2020. The average cost of interest bearing liabilities decreased by 68 basis points (to 0.63% from 1.31%) for the six months ended June 30, 2021 as compared to the same period in 2020. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 12 basis points for the six months ended June 30, 2021 as compared to 2020 (2.90% as compared to 2.78%).

The tables below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three months ended June 30, 2021 and 2020 and also the six months ended June 30, 2021 and 2020. Included in the tables are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,087,831	$603	0.12%	$1,102,931	$161	0.06%
Loans held for sale (1)	76,668	557	2.87%	80,227	686	3.42%
Loans (1) (2)	7,382,238	88,149	4.79%	8,015,751	92,242	4.63%
Investment securities available for sale (2)	1,576,977	5,604	1.43%	821,340	4,571	2.24%
Federal funds sold	29,298	7	0.10%	36,251	12	0.13%
Total interest earning assets	11,153,012	94,920	3.41%	10,056,500	97,672	3.91%

Total noninterest earning assets	400,978			373,842
Less: allowance for credit losses	100,910			103,633
Total noninterest earning assets	300,068			270,209
TOTAL ASSETS	$11,453,080			$10,326,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$842,914	$388	0.18%	$801,508	$530	0.27%
Savings and money market	4,715,193	3,699	0.31%	3,914,916	5,608	0.58%
Time deposits	797,383	2,712	1.36%	1,199,946	6,376	2.14%
Total interest bearing deposits	6,355,490	6,799	0.43%	5,916,370	12,514	0.85%
Customer repurchase agreements	18,683	9	0.19%	30,611	86	1.13%
Other short-term borrowings	300,003	501	0.66%	300,003	501	0.66%
Long-term borrowings	218,240	2,979	5.40%	267,849	3,208	4.74%
Total interest bearing liabilities	6,892,416	10,288	0.60%	6,514,833	16,309	1.01%

Noninterest bearing liabilities:
Noninterest bearing demand	3,175,419			2,566,348
Other liabilities	95,216			66,076
Total noninterest bearing liabilities	3,270,635			2,632,424

Shareholders’ Equity	1,290,029			1,179,452
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,453,080			$10,326,709

Net interest income		$84,632			$81,363
Net interest spread			2.81%			2.90%
Net interest margin			3.04%			3.26%
Cost of funds			0.37%			0.65%

(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $13.4 million and $6.3 million for the three months ended June 30, 2021 and 2020, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,095,711	$1,156	0.11%	$845,540	$1,720	0.41%
Loans held for sale (1)	90,648	1,294	2.84%	59,488	1,040	3.50%
Loans (1) (2)	7,553,525	176,648	4.72%	7,833,372	188,643	4.84%
Investment securities available for sale (2)	1,423,898	10,001	1.42%	844,503	9,998	2.38%
Federal funds sold	30,795	15	0.10%	33,434	72	0.43%
Total interest earning assets	11,194,577	189,114	3.41%	9,616,337	201,473	4.21%

Total noninterest earning assets	395,823			365,080
Less: allowance for credit losses	105,120			94,231
Total noninterest earning assets	290,703			270,849
TOTAL ASSETS	$11,485,280			$9,887,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$807,315	$815	0.20%	$803,321	$2,196	0.55%
Savings and money market	4,776,928	7,668	0.32%	3,626,437	16,690	0.93%
Time deposits	858,954	6,215	1.46%	1,243,628	14,174	2.29%
Total interest bearing deposits	6,443,197	14,698	0.46%	5,673,386	33,060	1.17%
Customer repurchase agreements	19,644	20	0.21%	30,310	173	1.15%
Other short-term borrowings	300,003	997	0.66%	260,030	858	0.65%
Long-term borrowings	235,590	6,116	5.16%	251,866	6,275	4.93%
Total interest bearing liabilities	6,998,434	21,831	0.63%	6,215,592	40,366	1.31%

Noninterest bearing liabilities:
Noninterest bearing demand	3,122,688			2,416,355
Other liabilities	91,656			69,923
Total noninterest bearing liabilities	3,214,344			2,486,278

Shareholders’ Equity	1,272,502			1,185,316
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,485,280			$9,887,186

Net interest income		$167,283			$161,107
Net interest spread			2.78%			2.90%
Net interest margin			3.02%			3.36%
Cost of funds			0.39%			0.85%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $21.2 million and $10.7 million for the six months ended June 30, 2021 and 2020, respectively.
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
The provision for unfunded commitments is presented separately on the Statement of Income. This provision considers the probability that unfunded commitments will fund among other factors.
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
During the three months ended June 30, 2021, the ACL on loans reflected a reversal of $3.9 million in the provision and $5.6 million in net charge-offs, which were attributable primarily to one CRE loan on an office building for $3.5 million with the remaining balance being smaller CRE and C&I loans. The provision for credit losses on loans for the same period in 2020 was $19.7 million. The high level of provisioning in the second quarter of 2020 was primarily due to the impact of COVID-19 on our actual and expected future credit losses. The reversal in the second quarter of 2021 was driven by the improved macroeconomic outlook, better unemployment rate, improvement of credits in the loan portfolio, and a reduction in total loans. Net charge-offs of $5.6 million in the second quarter of 2021 represented an annualized 0.30% of average loans, excluding loans held for sale, as compared to $7.1 million, or an annualized 0.36% of average loans, excluding loans held for sale, in the second quarter of 2020.

During the six months ended June 30, 2021, the ACL on loans reflected a reversal of $6.2 million in the provision, and $10.8 million in net charge-offs during the period. The provision for credit losses on loans was $34.0 million for the six months ended June 30, 2020. Net charge-offs in the first six months of 2021 represented an annualized 0.29% of average loans, excluding loans held for sale, as compared to $9.4 million, or an annualized 0.24% of average loans, excluding loans held for sale, in the first six months of 2020.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Balance at beginning of period	$109,579	$73,658
Impact of adopting CECL	—	10,614
Charge-offs:
Commercial	5,691	7,145
Income producing - commercial real estate	5,216	550
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	206	1,768
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	1	—
Total charge-offs	11,114	9,463

Recoveries:
Commercial	246	74
Income producing - commercial real estate	—	—
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	6	—
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	14	4
Total recoveries	266	78
Net charge-offs	10,848	9,385
Provision for Credit Losses- Loans	(6,172)	33,909
Balance at end of period	$92,560	$108,796

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.29%	0.24%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$21,348	19%	$26,569	19%
PPP loans	—	3%	—	6%
Income producing - commercial real estate	45,970	48%	55,385	47%
Owner occupied - commercial real estate	12,995	14%	14,000	13%
Real estate mortgage - residential	882	1%	1,020	1%
Construction - commercial and residential	7,949	12%	9,092	11%
Construction - C&I (owner occupied)	2,478	2%	2,437	2%
Home equity	897	1%	1,039	1%
Other consumer	41	—%	37	—%
Total allowance	$92,560	100%	$109,579	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, and nonaccrual loans, which includes the nonperforming portion of TDRs and OREO, totaled $54.5 million at June 30, 2021 representing 0.50% of total assets, as compared to $65.9 million of nonperforming assets, or 0.59% of total assets, at December 31, 2020.
At June 30, 2021, the Company had no accruing loans 90 days or more past due. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.28% of total loans at June 30, 2021, is adequate to absorb expected credit losses within the loan portfolio at that date.
CECL allows for institutions to evaluate individual loans in the event that the asset does not share similar risk characteristics with its original segmentation. This can occur due to credit deterioration, increased collateral dependency or other factors leading to impairment. In particular, the Company individually evaluates loans on nonaccrual status and those identified as TDRs, though it may individually evaluate other loans or groups of loans as well if it determines they no longer share similar risk with their assigned segment. Reserves on individually assessed loans are determined by one of two methods: the fair value of collateral or the discounted cash flow. Fair value of collateral is used for loans determined to be collateral dependent, and the fair value represents the net realizable value of the collateral, adjusted for sales costs, commissions, senior liens, etc. The continuing payments are discounted over the expected life at the loan’s original contract rate and include adjustments for risk of default.
Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business that suggests a temporary interest-only period on an amortizing loan; (2) there may be delays in absorption on a real estate project that reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had seven TDRs at June 30, 2021 totaling approximately $16.6 million. Five of these loans totaling approximately $10.2 million are performing under their modified terms. In the first six months of 2020, one performing TDR loan, with a balance of $5.5 million, defaulted on its modified terms and was placed on nonaccrual status. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For both the six months ended June 30, 2021 and 2020, there were no loans modified in a TDR.

There is uncertainty regarding the region’s overall economic outlook given lack of clarity over how long COVID-19 will continue to impact our region. Management has been working with customers on payment deferrals to assist companies in managing through this crisis. Some of these deferrals may have met the criteria for treatment under GAAP as TDRs. As of June 30, 2021, we had ongoing temporary modifications on approximately 31 loans representing approximately $77 million (approximately 1.1% of total loans) in outstanding balances, as compared to 36 loans representing approximately $72 million (approximately 0.9% of total loans) at December 31, 2020. Additionally, none of the deferrals are reflected in the Company’s asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDRs. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.

Total nonperforming loans amounted to $49.5 million at June 30, 2021 (0.68% of total loans) compared to $60.9 million at December 31, 2020 (0.79% of total loans).
Included in nonperforming assets at June 30, 2021 and December 31, 2020 was $5.0 million of OREO consisting of four foreclosed properties.
OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were no sales of an OREO property during the first six months of 2021 or 2020.
The following table shows the amounts of nonperforming assets at the dates indicated for June 30, 2021).

(dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual Loans:
Commercial	$14,874	$15,352
Income producing - commercial real estate	21,386	18,879
Owner occupied - commercial real estate	7,058	23,158
Real estate mortgage - residential	1,938	2,932
Construction - commercial and residential	3,659	206
Construction - C&I (owner occupied)	—	—
Home equity	564	416
Other consumer	—	—
Accruing loans-past due 90 days	—	—
Total nonperforming loans (1)	49,479	60,943
Other real estate owned	4,987	4,987
Total nonperforming assets	$54,466	$65,930

Coverage ratio, allowance for credit losses to total nonperforming loans	187.07%	179.80%
Ratio of nonperforming loans to total loans	0.68%	0.79%
Ratio of nonperforming assets to total assets	0.50%	0.59%
________________________________________________________
(1)Nonaccrual loans reported in the table above do not include loans that migrated from a performing TDR status during the period. During the six months ended June 30, 2021, there were no loans that migrated from a performing TDR status. During the six months ended June 30, 2020 there was one loan totaling $5.5 million that migrated from a performing TDR.
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At June 30, 2021, there were $95.5 million of performing loans considered to be potential problem loans, defined as loans that are not included in the 90 days past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. Potential problem loans were $91.2 million at December 31, 2020. The Company has taken a conservative yet proactive approach with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.
Noninterest Income
Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.
Total noninterest income for the three months ended June 30, 2021 decreased to $10.9 million from $12.5 million for the three months ended June 30, 2020, a 13% decrease. Gain on sale of loans for the three months ended June 30, 2021 increased to $3.5 million from $3.1 million for the three months ended June 30, 2020, a 13% increase, due to $399 thousand higher gains on the sale of residential mortgage loans in 2021. Residential mortgage loan locked commitments were $248 million for the second quarter of 2021 as compared to $418 million for the second quarter 2020. Residential lending gains for the second quarter of 2020 include $1.3 million in hedge and mark to market losses incurred during the second quarter of 2020 that were not repeated in 2021. The 2020 losses were attributable to the Federal Reserve’s market actions negatively impacting mortgage backed securities pricing combined with sharp declines in servicing right valuations associated with investor uncertainty surrounding COVID-19 at the end of March 2020.
Other income for the three months ended June 30, 2021 decreased to $5.6 million from $6.9 million for the three months ended June 30, 2020, a 19% decrease.
Service charges on deposits for the three months ended June 30, 2021 increased to $1.1 million from $942 thousand for the three months ended June 30, 2020, a 19% increase, due to an increase in insufficient funds fees.
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
Gain on sale of investment securities were $318 thousand for the three months ended June 30, 2021 compared to $713 thousand for the same period in 2020.
Total noninterest income for the six months ended June 30, 2021 increased to $21.5 million from $18.0 million for the six months ended June 30, 2020, a 20% increase. Service charges on deposits for the six months ended June 30, 2021 decreased to $2.1 million from $2.4 million for the six months ended June 30, 2020, a 11% decrease, due to a decrease in insufficient funds fees. Gain on sale of loans for the six months ended June 30, 2021 increased to $8.7 million from $4.0 million for the six months ended June 30, 2020, a 115% increase, due to higher gains on the sale of residential mortgage loans ($4.5 million). Residential mortgage loans locked commitments were $551.6 million for the first six months of 2021 as compared to $840.3 million for the first six months of 2020.

Residential lending gains for the first six months of 2020 include $3.9 million in hedge and mark to market losses incurred during the first half of 2020 that were not repeated in 2021. The 2020 losses were attributable to the Federal Reserve’s market actions negatively impacting mortgage backed securities pricing combined with sharp declines in servicing right valuations associated with investor uncertainty surrounding COVID-19 at the end of March 2020.
Other income for the six months ended June 30, 2021 increased to $9.4 million from $8.8 million for the six months ended June 30, 2020, a 7% increase substantially due to higher gains associated with a $1.0 million increase in FHA trade premiums ($3.2 million), offset by a $764 thousand decrease on FHA servicing fees and other noninterest loan fees.
Gain on sale of investment securities were $539 thousand and for the six months ended June 30, 2021 and $1.5 million for the six months ended June 30, 2020.

Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At June 30, 2021, the Company had eight loans outstanding under FHA mortgage loan servicing agreements for a total of $150.5 million. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
The Company originates residential mortgage loans and, pending market conditions and other factors outlined above, may utilize either or both "mandatory delivery" and “best efforts” forward loan sale commitments to sell those loans, servicing released. Loans sold are subject to repurchase in circumstances where documentation is deficient, the underlying loan becomes delinquent, or there is fraud by the borrower. Loans sold are subject to penalty if the loan pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under GAAP for possible repurchases. There were no repurchases due to fraud by the borrower during the six months ended June 30, 2021. The reserve amounted to $158 thousand at June 30, 2021 and is included in other liabilities on the Consolidated Balance Sheets.
Beyond the participation in the PPP program, the Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. There was $223 thousand of income from this source for the six months ended June 30, 2021 compared to $119 thousand for the same period in 2020. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. See "Note 1: Summary of Significant Accounting Policies" for details regarding the Company’s participation in the PPP program.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, FDIC insurance, and other expenses.
Total noninterest expenses totaled $35.5 million for the three months ended June 30, 2021, as compared to $34.9 million for the three months ended June 30, 2020, a 1.7% increase. Total noninterest expenses totaled $73.5 million for the six months ended June 30, 2021, as compared to $72.2 million for the six months ended June 30, 2020, a 1.7% increase due substantially to the following:
Salaries and employee benefits were $19.9 million for the three months ended June 30, 2021, as compared to $17.1 million for the same period in 2020, an increase of $2.8 million or 16%. Salaries and employee benefits were $41.6 million for the six months ended June 30, 2021, as compared to $34.9 million for the same period in 2020, an increase of $6.7 million or 19%. For both the three month and six month periods, the increase was due to increased incentive bonus accruals based on economic outlook in the second quarter of 2021 (continued reopening of economy) compared to accruals in the second quarter of 2020 (COVID-19 pandemic continues), and an increase in share based compensation.

At June 30, 2021, the Company’s full time equivalent staff numbered 497 as compared to 519 at December 31, 2020 and 506 at June 30, 2020.
Premises and equipment expenses were $7.3 million for the six months ended June 30, 2021, of which $6.1 million were premises expenses. For the six months ended June 30, 2020 premises and equipment expenses were $7.3 million, of which $5.8 million were premises expenses. Premises and equipment for the three months ended June 30, 2021 and 2020 were $3.6 million, of which $3.0 million were premise expenses, and $3.5 million, of which $2.8 million were premises expenses. For the six months ended June 30, 2021, the Company recognized $189 thousand of sublease revenue as compared to $224 thousand for the same period in 2020. Sublease revenue is accounted for as a reduction to premises and equipment expenses.
Marketing and advertising expenses totaled $980 thousand for the three months ended June 30, 2021 and $1.1 million for the same period in 2020. Marketing and advertising expenses totaled $1.9 million for the six months ended June 30, 2021 and $2.2 million for the same period in 2020. The decrease was due to repurposing of marketing initiatives due to COVID-19, which resulted in a cutback of print, digital and radio advertising as well as a reduction in event-related sponsorships due to cancellations and virtual modifications to event structures.

Data processing expenses were $2.8 million for the three months ended June 30, 2021 compared to $2.8 million for the same period in 2020. Data processing expense increased to $5.6 million for the six months ended June 30, 2021 from $5.3 million for the same period in 2020, a 6% increase. The increase, which took place in the first quarter of 2021 was related to an increase in licensing fees.
Legal, accounting and professional fees were $3.5 million for the three months ended June 30, 2021, compared to $4.0 million for the three months ended June 30, 2020, a decrease of $0.5 million. Legal fees and expenditures were $1.8 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively, and were primarily associated with previously disclosed ongoing governmental investigations and related subpoenas and document requests, as well as our defense of the previously disclosed class action lawsuit. Legal, accounting and professional fees for the six months ended June 30, 2021 were $6.5 million compared to $11.0 million for the six months ended June 30, 2020, a decrease of $4.5 million, primarily due to higher legal fees in 2020 versus the same period in 2021. The amount of legal fees and expenditures are net of expected insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies but does not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time. See Part II, Item 1- "Legal Proceedings" for more information.

FDIC expenses were $1.6 million for the three months ended June 30, 2021 compared to $2.0 million for the same period in 2020, a 19% decrease. FDIC expenses were $4.0 million for the six months ended June 30, 2021 compared to $3.4 million for the same period in 2020, a 19% increase. The increases for the first six months of 2021 compared to the same period in 2020 were due to a higher deposit base.
The major components of other expenses include broker fees, franchise taxes, director compensation and insurance expense. Other expenses decreased to $3.1 million for the three months ended June 30, 2021 from $4.5 million for the same period in 2020, a 30% decrease. Other expenses decreased to $6.6 million for the six months ended June 30, 2021 from $8.2 million for the same period June 30, 2020, a 20% decrease, due to an increase in broker fees and OREO expenses in getting a property ready to sell.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 37.14% for the second quarter of 2021, as compared to 37.18% for the second quarter of 2020. For the first six months of 2021, the efficiency ratio was 38.92% as compared to 40.34% for the same period in 2020. The improvement in the second quarter of 2021 over the second quarter of 2020 was due to an increase in net interest income, offset by a decrease in noninterest income and an increase in noninterest expenses.
As a percentage of average assets, total noninterest expense (annualized) was 1.24% for the three months ended June 30, 2021 as compared to 1.35% for the same period in 2020. As a percentage of average assets, total noninterest expense (annualized) was 1.28% for the six months ended June 30, 2021 as compared to 1.46% for the same period in 2020.
Income Tax Expense
The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) for the second quarter of 2021 was 25.8% as compared to 24.6% for the second quarter of 2020. The effective income tax rate for the six months ended June 30, 2021 and 2020 was 25.5%. For the second quarter taxes, earnings significantly increased minimizing the impact of favorable permanent differences which increased the effective tax rate.
FINANCIAL CONDITION
Summary
Total assets at both June 30, 2021 and December 31, 2020 were $11.0 billion. Total loans (excluding loans held for sale) were $7.3 billion at June 30, 2021, as compared to $7.8 billion at December 31, 2020, a 6.5% decrease. The decrease in loans in the first quarter of 2021 was due to our focus on serving our current loan clients and maintaining credit quality, over expanding the loan portfolio at lower rates and less favorable terms, and in the second quarter of 2021, the decrease was largely attributable to the sale of $169.8 million in PPP loans. Loans held for sale amounted to $55.9 million at June 30, 2021 compared to $88.2 million at December 31, 2020, a 36.6% decrease. The investment portfolio totaled $1.7 billion at June 30, 2021 as compared to $1.2 billion at December 31, 2020, an increase of 46.0%, primarily due to the deployment of cash from deposit inflows into investments.

Total deposits at June 30, 2021 were $9.0 billion and at December 31, 2020 were $9.2 billion. We continue to work on expanding the breadth and depth of our existing relationships while we pursue building new relationships. Total borrowed funds (excluding customer repurchase agreements) were $518.3 million at June 30, 2021, as compared to $568.1 million at December 31, 2020.
Total shareholders’ equity was $1.31 billion as of June 30, 2021 compared to $1.24 billion as of December 31, 2020, an increase of $65.4 million. This increase was primarily from earnings of $91.5 million and $3.8 million in additional paid-in capital associated with share-based compensation, offset by $19.1 million in dividends declared and $11.0 million in unrealized losses on AFS securities (net of taxes).
The Company’s capital ratios remain substantially in excess of regulatory minimum and buffer requirements, with a total risk based capital ratio of 17.98% at June 30, 2021, as compared to 17.04% at December 31, 2020, common equity tier 1 (“CET1”) risk based capital was 14.67% at June 30, 2021 compared to 13.49% at December 31, 2020, tier 1 risk based capital ratios of 14.67% at June 30, 2021, as compared to 13.49% at December 31, 2020, and a tier 1 leverage ratio of 10.65% at June 30, 2021, as compared to 10.31% at December 31, 2020.
The ratio of common equity to total assets was 11.92% at June 30, 2021, as compared to 11.16% at December 31, 2020. Book value per share was $40.87 at June 30, 2021, a 4.7% increase over $39.05 at December 31, 2020. In addition, the tangible common equity ratio was 11.07% at June 30, 2021, as compared to 10.31% at December 31, 2020. Tangible book value per share was $37.58 at June 30, 2021, a 5.1% increase over $35.74 at December 31, 2020. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
Loans, net of amortized deferred fees and costs, at June 30, 2021 and December 31, 2020 by major category are summarized below.

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,359,157	19%	$1,437,433	19%
PPP loans	238,041	3%	454,771	6%
Income producing - commercial real estate	3,534,057	48%	3,687,000	47%
Owner occupied - commercial real estate	991,936	14%	997,694	13%
Real estate mortgage - residential	77,131	1%	76,592	1%
Construction - commercial and residential	835,733	12%	873,261	11%
Construction - C&I (owner occupied)	161,187	2%	158,905	2%
Home equity	60,559	1%	73,167	1%
Other consumer	1,757	—%	1,389	—%
Total loans	7,259,558	100%	7,760,212	100%
Less: allowance for credit losses	(92,560)		(109,579)
Net loans (1)	$7,166,998		$7,650,633

(1)Excludes accrued interest receivable of $43.5 million and $30.8 million at June 30, 2021 and December 31, 2020, respectively, which is recorded in other assets.

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

Loans outstanding were $7.3 billion at June 30, 2021, a decrease of $500.7 million, or 6.5%, as compared to $7.8 billion at December 31, 2020. If PPP loans are excluded, the balance was $7.0 billion at June 30, 2021, a decrease of 3.9% from December 31, 2020. PPP loans accounted for approximately one-third of the 6% total decrease in loans outstanding at June 30, 2021 as compared to at December 31, 2020. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. On May 3, 2021, we transacted to sell 849 PPP loans for a total purchase price of $169.0 million. Immediately following this sale, the principal outstanding on PPP loans totaled approximately $378.4 million across 789 loans. We sold another 16 PPP loans on June 28, 2021 for a total purchase price of $816 thousand, amounting to a total of $169.8 million of sales of PPP loans for the quarter. This past quarter, we saw a modest increase in loans relative to the prior quarter reversing the negative loan growth trend of the past several quarters. The low interest rate environment and extremely competitive landscape remain factors impacting growth in our lending footprint, while the rate of payoff’s has somewhat ameliorated in the second quarter. Notwithstanding an increased supply of residential (rental) units, for sale single family residential properties and multi-family commercial real estate leasing in the Bank’s market area have held up well, particularly for well-located close-in projects. As a general matter, there has been some softening and slow decision making relative to renewals in the office leasing market as tenants evaluate the “new normal” with respect to office. Overall, commercial real estate values have generally held up well, but we continue to be cautious of the capitalization rates at which some assets are trading and as a result we are being cautious with our valuations. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Valuations associated with the moderately priced housing market have generally been increasing, with well-located, Metro-accessible properties garnering a premium. We believe we are well positioned to continue to originate loans for large commercial projects, and also see a path to growing the loan portfolio as economic conditions improve and more opportunities arise. The potential impact from the COVID-19 pandemic may not yet have been fully reflected in the market across all asset types. Please refer to the COVID-19 risk factor in Item 1A below.

Loan Portfolio Exposures- COVID-19:

Industry segments within the Loan Portfolio as of June 30, 2021 that we believe may have heightened risk from the COVID-19 pandemic include:

Industry	Principal Balance (in 000’s)		% of Loan Portfolio
Accommodation & Food Services	$675,563	(1)	9.3%
Retail Trade	81,337	(2)	1.1%

Commercial Real Estate exposure (not included above)
Restaurant	41,626		0.6%
Hotel	60,965		0.8%
Retail	385,613		5.3%
Total	$1,245,104		17.2%

1 Includes $3,512 of PPP loans.
2 Includes $75,797 of PPP loans.
Concerns over exposures to the Accommodation and Food Service industry and Retail Trade are the most immediate at this time. Accommodation and Food Service exposure represents 9% of the Bank’s loan portfolio as of June 30, 2021 among 423 customers. Retail Trade exposure represents 1% of the Bank’s loan portfolio and represented 134 customers. The Bank has ongoing extensive outreach to these customers and has assisted where necessary with PPP loans and payment deferrals or interest-only periods in the short term while customers work to adopt to the evolving landscape of the COVID-19 pandemic. The uncertain duration and severity of the pandemic and the timing of recovery may impact future credit challenges in these areas.

Although not evidenced at June 30, 2021, it is anticipated that some portion of the CRE loans secured by the above property types could be impacted by the tenancies associated with impacted industries. The Bank is working with CRE investor borrowers and monitoring rent collections as part of our portfolio management oversight.

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
For the six months ended June 30, 2021, noninterest bearing deposits decreased $167.7 million as compared to December 31, 2020, while interest bearing deposits increased by $2.5 million during the same period.
From time to time, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from national brokerage networks, including IntraFi. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (the “CDARS”) and the Insured Cash Sweep product (“ICS”), which provide for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The Bank also is able to obtain one-way CDARS deposits and participates in IntraFi’s Insured Network Deposit (“IND”). At June 30, 2021, total deposits included $2.5 billion of brokered deposits (excluding the CDARS and ICS two-way) which represented 27.9% of total deposits. At December 31, 2020, total brokered deposits (excluding the CDARS and ICS two-way) were $2.4 billion, or 26.2% of total deposits. The CDARS and ICS two-way component represented $881.7 million, or 9.8%, of total deposits and $790.0 million, or 8.6%, of total deposits at June 30, 2021 and December 31, 2020, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition, regulatory position or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event, we would be required to obtain alternate sources for funding.
At June 30, 2021, the Company had $2.6 billion in noninterest bearing demand deposits, representing 29% of total deposits, compared to $2.8 billion of noninterest bearing demand deposits at December 31, 2020, or 31% of total deposits. Average noninterest bearing deposits of total deposits for the first half of 2021 and 2020 were 33% and 30%. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.
As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds that are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $19.7 million at June 30, 2021 compared to $26.7 million at December 31, 2020. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At June 30, 2021 the Company had $778.0 million in time deposits. Time deposits decreased by $199.7 million from year end December 31, 2020. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered certificates of deposits ("CDs") to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, the Company had $300 million of FHLB short-term advances borrowed as part of the overall asset liability strategy and to support loan growth. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.
Long-term borrowings outstanding at June 30, 2021 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024, and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026 (the "2026 Notes"). The Company paid the 2026 Notes in full on August 2, 2021 and accelerated deferred financing costs of $1.3 million on that date. For additional information on the subordinated notes, please refer to Notes 8 and 13 to the Consolidated Financial Statements included in this report.
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
Additionally, the Bank can purchase up to $155 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at June 30, 2021, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.6 billion, against which there was $438 thousand outstanding at June 30, 2021. The Bank also has a commitment from IntraFi to place up to $1.8 billion of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $1.5 billion at June 30, 2021. At June 30, 2021, the Bank was also eligible to make advances from the FHLB up to $1.5 billion based on loans pledged as collateral to the FHLB, of which there was $300 million outstanding at June 30, 2021. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB, provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $588 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.
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

Our primary and secondary sources of liquidity remain strong. Average deposits decreased 18.2% for the first half of 2021 as compared to the first half of 2020. However, we still maintain a very liquid investment portfolio, including significant overnight liquidity. Average short term liquidity was $2.1 billion in first half of 2021, which is above EagleBank’s average needs. Secondary sources of liquidity amount to $4.1 billion.
At June 30, 2021, under the Bank’s liquidity formula, it had $6.8 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.
Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit at June 30, 2021 are as follows:

(dollars in thousands)
Unfunded loan commitments	$1,894,642
Unfunded lines of credit	97,623
Letters of credit	92,752
Total	$2,085,017
Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2021, unfunded loan commitments included $109.1 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature.
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
During the six months ended June 30, 2021, the Company was able to produce a net interest margin of 3.02% as compared to 3.36% during the same period in 2020, and continue to manage its overall interest rate risk position. The Company, along with many other banks, continues to be challenged in 2021 during a period of extremely low interest rates.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the Company has been managing the investment portfolio to provide liquidity and some additional yield over cash. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended June 30, 2021, the average investment portfolio balance increased by $755.6 million, or 92%, as compared to average balance for the three months ended June 30, 2020. The cash received from deposit growth along with cash flows from the investment portfolio were deployed into loans, the purchase of replacement investments and held in cash.
The percentage mix of municipal securities was 6% of total investments at June 30, 2021 and 9% at December 31, 2020. The portion of the portfolio invested in mortgage backed securities was 68% and 72% at June 30, 2021 and December 31,

2020, respectively. The portion of the portfolio invested in U.S. agency investments was 17% at June 30, 2021 and 10% at December 31, 2020. Shorter duration floating rate corporate bonds were 5% and 3% of total investments at June 30, 2021 and December 31, 2020, respectively, and SBA bonds, which are included in mortgage backed securities, were 4% and 6% of total investments at June 30, 2021 and December 31, 2020, respectively. The duration of the investment portfolio increased to 4.3 years at June 30, 2021 from 3.2 years at December 31, 2020.
The re-pricing duration of the loan portfolio was 18 months at June 30, 2021 as compared to 21 months at December 31, 2020 with fixed rate loans amounting to 43% and 45% of total loans at June 30, 2021 and December 31, 2020, respectively. Variable and adjustable rate loans comprised 57% (offset by 2% from the dilution impact of PPP loans) and 55% of total loans at June 30, 2021 and December 31, 2020, respectively. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The duration of the deposit portfolio held steady in this low rate environment, measuring 43 months at June 30, 2021 from 42 months at December 31, 2020.
The net unrealized gain before income tax on the investment portfolio was $6.7 million at June 30, 2021 as compared to a net unrealized gain before tax of $21.8 million at June 30, 2020. The lower unrealized gain on the investment portfolio was due primarily to higher interest rates at June 30, 2021 along with a changing portfolio mix from mortgage prepayments and calls on agency bonds. At June 30, 2021, the net unrealized gain position represented 0.4% of the investment portfolio’s book value.
There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.
One of the tools used by the Company to manage its interest rate risk is the static gap analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from June 30, 2021. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.
For the analysis presented below, at June 30, 2021, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 0 basis points (compared to a floor 10 basis points in the same analysis as of June 30, 2020), and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The floor rate in the analysis was lowered due to the fact that in the current interest rate environment, there are interest bearing accounts with current rates less than 10 basis points.
The Company’s analysis at June 30, 2021 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at June 30, 2021 is 4.8 years, the loan portfolio 1.5 years, the interest bearing deposit portfolio 3.6 years, and the borrowed funds portfolio 4.9 years.
The following table reflects the result of simulation analysis on the June 30, 2021 asset and liabilities balances:

Change in interest rates (basis points)		Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+	400	18.2%	31.9%	5.1%
+	300	12.4%	21.7%	3.8%
+	200	6.8%	11.8%	2.6%
+	100	2.3%	4.1%	1.4%
	—	—	—	—
-	100	(1.4)%	(2.5)%	(8.3)%
-	200	(2.3)%	(4.0)%	(20.9)%
The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The amounts in the first half of 2021 exceeded these limits due to the already low level of rates on non-maturing deposit instruments. Management has determined that due to the level of market rates at June 30, 2021, interest rate shocks of -100, -200, -300 and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at June 30, 2021 are not considered to be excessive. The impact of 1.4% in net interest income and 2.5% in net income given a 100 basis point decrease in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing downward while deposits remain at expected floor rates and are not expected to have lower interest rates.
In the first half of 2021, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at June 30, 2021, was relatively similar to the December 31, 2020 position for both the up and down rate scenarios.
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
During the first half of 2021, average market interest rates increased across the yield curve as compared to the 2020 year end. In the most recent quarter, however, there was a flattening of the yield curve as compared to the market rates at the end of the first quarter of 2021, with rate decreases being more significant at the longer end of the yield curve.
As compared to the first quarter of 2021 the second quarter average two-year U.S. Treasury rate increased by 4 basis points from 0.13% to 0.17%, the average five year U.S. Treasury rate increased by 11 basis points from 0.62% to 0.84% and the average ten year U.S. Treasury rate increased by 25 basis points from 1.34% to 1.47%. The Company’s net interest margin was 3.04% for the second quarter of 2021 and 3.26% in the second quarter of 2020. The Company believes that the net interest margin in the most recent quarter as compared to 2020’s first quarter has been consistent with its interest rate risk analysis.
Gap Position
Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on rate sensitive assets and interest expense on rate sensitive liabilities. Net interest income represented 89% and 90% of the Company’s revenue for the first half of 2021 and 2020, respectively.
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

The gap position, which is a measure of the difference in maturity and repricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The table below provides an indication of the sensitivity of the Company to changes in interest rates. A negative gap indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. While a positive gap indicates the degree to which the volume of repriceable assets exceeds repriceable liabilities in given time periods.
At June 30, 2021, the Company had a positive gap position of approximately $38 million or 0.35% of total assets, out to three months, and a positive cumulative gap position of $357 million, or 3.3% of total assets out to twelve months; as compared to a positive gap position of approximately $476 million or 4.86% of total assets out to three months and a positive cumulative gap position of $624 million of 6.37% of total assets out to 12 months at June 30, 2020. The change in the gap position at June 30, 2021 as compared to June 30, 2020 was due to reduction in time deposits relative to money market demand amount, and the maturity of a $100 million pay fixed balance sheet swap in April 2021. Such a change in the gap position is not deemed material to the Company's overall interest rate risk position, which relies more heavily on simulation analysis that captures the full opportunity within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to the actual results.
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

Gap Analysis
June 30, 2021
(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$195,773	$159,491	$369,380	$275,032	$681,355	$1,681,031
Loans (1)(2)	3,817,508	723,512	1,536,469	703,841	534,177	$7,315,507
Fed funds and other short-term investments	1,566,585	—	—	—	—	$1,566,585
Other earning assets	107,516	—	—	—	—	$107,516
Total	$5,687,382	$883,003	$1,905,849	$978,873	$1,215,532	$10,670,639	$290,079	$10,960,718

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$91,730	$256,057	$561,082	$419,840	$1,312,927	$2,641,636
Interest bearing transaction	946,228	—	—	—	—	946,228
Savings and money market	4,328,161	—	—	—	325,000	4,653,161
Time deposits	115,092	308,125	325,564	26,112	3,130	778,023
Customer repurchase agreements and fed funds purchased	19,651	—	—	—	—	19,651
Other borrowings	148,665	87	—	69,608	300,000	518,360
Total	$5,649,527	$564,269	$886,646	$515,560	$1,941,057	$9,557,059	$97,323	$9,654,382
GAP	$37,856	$318,735	$1,019,203	$463,313	$(725,525)	$1,113,582
Cumulative GAP	$37,856	$356,590	$1,375,794	$1,839,107	$1,113,382

Cumulative gap as percent of total assets	0.35%	3.25%	12.55%	16.78%	10.16%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$—	$—	$—	$—	$—	$—
Interest Rate Swaps - Fed Funds based	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—		$—
GAP	$37,856	$318,735	$1,019,203	$463,313	$(725,525)	$1,113,582
Cumulative GAP	$37,856	$356,590	$1,375,794	$1,839,107	$1,113,582
Cumulative gap as percent of total assets	0.35%	3.25%	12.55%	16.78%	10.16%
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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has focused on commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At June 30, 2021, we did not exceed these regulatory concentration thresholds, we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 96% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, as our commercial real estate concentration fluctuates each quarter, we may be required to maintain higher levels of capital, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Capital Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

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
The Board of Governors of the Federal Reserve Board and the FDIC have adopted rules (the “Basel III Rules”) implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the Basel III Rules, the Company and Bank are required to maintain, inclusive of the capital conservation buffer of 2.5%, a minimum CET1 ratio of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum total capital to risk-weighted assets ratio of 10.5%, and a minimum leverage ratio of 4.0%. At June 30, 2021, the Company and the Bank meet all these requirements, and satisfy the requirement to maintain a capital conservation buffer of 2.5% of CET1 capital for capital adequacy purposes.
During the fourth quarter of 2020, the Company started a new Repurchase Program. Under the Board approval in December, the Company may repurchase up to an aggregate of 1,588,848 shares of its common stock (inclusive of shares remaining under the initial authorization), through December 31, 2021, subject to earlier termination by the Board of Directors. In the second quarter of 2021 there were no repurchases of shares under the Repurchase Program. In the first quarter of 2021, the Company completed repurchases of 1,466 shares for a total of $62,000 at an average cost of $42.46 per share under the Repurchase Program.
The Company announced a regular quarterly cash dividend on June 30, 2021 of $0.35 per share to shareholders of record on July 22, 2021 and payable on August 2, 2021.

The actual capital amounts and ratios for the Company and Bank as of June 30, 2021 and December 31, 2020 are presented in the table below.

	Company		Bank		Minimum Required For Capital	To Be Well Capitalized Under Prompt Corrective
	Actual		Actual		Adequacy	Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Purposes	Regulations*
As of June 30, 2021
CET1 capital (to risk weighted assets)	$1,209,889	14.67%	$1,322,338	16.09%	7.00%	6.50%
Total capital (to risk weighted assets)	1,482,477	17.98%	1,402,926	17.07%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,209,889	14.67%	1,322,338	16.09%	8.50%	8.00%
Tier 1 capital (to average assets)	1,209,889	10.65%	1,322,338	11.66%	4.00%	5.00%

As of December 31, 2020
CET1 capital (to risk weighted assets)	$1,137,896	13.49%	$1,244,028	14.90%	7.00%	6.50%
Total capital (to risk weighted assets)	1,438,224	17.04%	1,338,356	16.03%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,137,896	13.49%	1,224,028	14.90%	8.50%	8.00%
Tier 1 capital (to average assets)	1,137,896	10.31%	1,224,028	11.29%	4.00%	5.00%

* Applies to Bank only
Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At June 30, 2021 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained the minimum required capital ratios listed in the table above.
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
On August 2, 2021, the Company paid in full $150.0 million of subordinated debt due 2026 and accelerated deferred financing costs of $1.3 million on that date. Refer to Note 8 for additional detail.
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

GAAP Reconciliation
(dollars in thousands except per share data)

	Three Months Ended	Six Months Ended	Year Ended	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021	December 31, 2020	June 30, 2020	June 30, 2020
Common shareholders’ equity		$1,306,336	$1,240,892		$1,187,895
Less: Intangible assets		(105,148)	(105,114)		(104,651)
Tangible common equity		$1,201,188	$1,135,778		$1,083,244

Book value per common share		$40.87	$39.05		$36.86
Less: Intangible book value per common share		(3.29)	(3.31)		(3.24)
Tangible book value per common share		$37.58	$35.74		$33.62

Total assets		$10,960,719	$11,117,802		$9,799,670
Less: Intangible assets		(105,148)	(105,114)		(104,651)
Tangible assets		$10,855,571	$11,012,688		$9,695,019
Tangible common equity ratio		11.07%	10.31%		11.17%

Average common shareholders’ equity	$1,290,029	$1,272,502	$1,204,341	$1,179,452	$1,185,316
Less: Average intangible assets	(105,165)	(105,164)	(104,903)	(104,672)	(104,684)
Average tangible common equity	$1,184,864	$1,167,338	$1,099,438	$1,074,780	$1,080,632

Net Income Available to Common Shareholders	$47,993	$91,462	$132,217	$28,856	$51,979
Average tangible common equity	$1,184,864	$1,167,338	$1,099,438	$1,074,780	$1,080,632
Annualized Return on Average Tangible Common Equity	16.25%	15.80%	12.03%	10.80%	9.67%
Total loans, excluding loans held for sale and PPP loans is a non-GAAP financial measures derived from GAAP-based amounts. The Company calculates total loans, excluding loans held for sale and PPP loans by excluding the balance of the PPP loans from the total loans, excluding loans held for sale. The Company considers this information important to shareholders as total loans, excluding loans held for sale and PPP loans is a measure that removes fluctuations associated with the activity related to the non-core business and management of the PPP portfolio.

($ in thousands)	June 30, 2021	December 31, 2020	June 30, 2020

Total loans, excluding loans held for sale (GAAP)	$7,259,558	$7,760,212	$8,021,761
Less: PPP loans	(238,041)	(454,771)	(456,476)
Total loans, excluding loans held for sale and PPP loans (Non-GAAP)	$7,021,517	$7,305,441	$7,565,285

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2021 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
There have been no material changes in the status of the legal proceedings previously disclosed in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, except as follows. From time to time, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, including matters in which damages in various amounts are claimed. Based on information currently available, the Company does not believe that the liabilities (if any) resulting from such legal proceedings will have a material effect on the financial position of the Company. However, in light of the inherent uncertainties involved in such matters, ongoing legal expenses or an adverse outcome in one or more of these matters could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period, as well as its reputation.

On July 24, 2019, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York (the “SDNY”) against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer, on behalf of persons similarly situated, who purchased or otherwise acquired Company securities between March 2, 2015 and July 17, 2019. On November 7, 2019, the Court appointed a lead plaintiff and lead counsel in that matter, and on January 21, 2020, the lead plaintiff filed an amended complaint on behalf of the same class against the same defendants as well as the Company’s former General Counsel. The plaintiff alleges that certain of the Company’s 10-K reports and other public statements and disclosures contained materially false or misleading statements about, among other things, the effectiveness of its internal controls and related party loans, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 20(a) of that act, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock following the disclosure of increased legal expenses associated with certain government investigations involving the Company. As previously disclosed by the Company, on December 24, 2020, by stipulation of the parties, the United States District Court for the Southern District of New York stayed the putative class action lawsuit pending a non-binding mediation that had been scheduled for April 13, 2021. Immediately following the non-binding mediation, the parties continued a settlement dialogue and reached an agreement to settle the putative class action lawsuit, involving a total payment by the Company of $7.5 million in exchange for the release of all of the defendants from all alleged claims in the class action suit, without any admission or concession of wrongdoing by the Company or the other defendants. The Company expects that the full amount of a final settlement will be paid by the Company’s insurance carriers under applicable insurance policies. On June 28, 2021, the lead plaintiff filed the executed Stipulation and Agreement of Settlement with the Court, along with an unopposed motion for preliminary approval of the proposed settlement. The Court has scheduled a preliminary approval hearing for August 12, 2021; the Company anticipates that a final approval hearing will be held later this year. There can be no assurance, however, that the agreement will receive court approval and/or meet all other conditions.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, on January 25, 2021, the Company entered into a settlement agreement with respect to a previously disclosed shareholder demand letter, covering substantially the same subject matters as the disclosed civil securities class action litigation pending in the SDNY. The letter demanded that the Board undertake an investigation into the Board’s and management’s alleged violations of law and alleged breaches of fiduciary duties, and take appropriate actions following such investigation. As required by DC Superior Court administrative procedures, shareholder’s counsel first filed a derivative action complaint against the individual directors and officers named in the demand letter, and the Company as nominal Defendant, before filing the executed Stipulation and Agreement of Settlement accompanied by the shareholder’s brief in support of its unopposed motion to approve the settlement. Court approval of the settlement remains pending. Although the Company believes the Stipulation and Agreement of Settlement is in the best interests of the Company’s shareholders, there can be no assurance that it will be approved by the Court.

The Company has received various document requests and subpoenas from the Securities and Exchange Commission (the “Commission”), banking regulators and U.S. Attorney’s offices in connection with investigations, which the Company believes relate to the Company’s identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. The Company is cooperating with these investigations. There have been no regulatory restrictions placed on the Company’s ability to fully engage in its banking business as presently conducted as a result of these ongoing investigations. In connection with the Commission’s investigation, which we initially disclosed on Form 8-K on July 18, 2019, our current Chief Financial Officer recently received a Wells Notice from the Commission Staff that the Staff has made a preliminary determination to recommend to the Commission enforcement actions against him. Neither the Company nor any other current employee or director has received a Wells Notice.

The Company and our Chief Financial Officer are continuing to cooperate with the Staff’s investigation, and we understand that our Chief Financial Officer has made a submission to the SEC in response to the Wells Notice. The Company has, in addition, initiated discussions with the Staff about a potential resolution or settlement of the Staff’s investigation with respect to the Company. The Company is hopeful that these discussions will lead to a resolution of the investigation in the next few months as it relates to the Company and any current employees and directors on a mutually agreeable basis, but there can be no assurance that will be the case. There also can be no assurance that this would result in resolution of any charges against former employees or directors, given the Staff’s ongoing review of the factual record. Any agreements reached by the Company with the Staff would be subject to approval by the Commission, and there can be no assurance that it would be approved. We are unable to predict the outcome of the investigation or these discussions or whether any potential resolution would have a material impact on the Company.

The Company has also recently initiated discussions with the Staff of the Federal Reserve Board about a potential resolution or settlement of its investigation with respect to the Company. With respect to the other investigations described above, we are unable to predict their duration, scope or outcome.

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
The COVID-19 pandemic and the resulting containment measures have resulted in widespread economic and financial disruptions that have adversely affected, and are likely to continue to adversely effect, our customers and other businesses in our market area, as well as counterparties and third-party vendors. We continue to see the impact of the pandemic on our business, which may potentially worsen, particularly since there remains ongoing uncertainty as to how long the COVID-19 pandemic and related containment measures will continue, both in our market area and the rest of the country. This impact has been, in certain areas, and could continue to be significant, adverse and potentially material. The full extent of this impact, and the resulting impact on our business, financial condition, liquidity and results of operations, remains inestimable at this time, and will depend on a number of evolving factors and future developments beyond our control and that we are unable to predict, including the duration, spread and severity of the pandemic; the nature, extent and effectiveness of containment measures; the timing of development and widespread availability of medical treatments or vaccines; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; the impact and continued availability of monetary, fiscal and other economic policies and programs designed to provide economic assistance to individuals and small businesses; and how quickly and to what extent normal economic and operating conditions can resume. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted.
Many of the risks described in the risk factors and other cautionary language included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and current reports filed by the Company with the Securities and Exchange Commission will likely be exacerbated, and the impact of such risks will likely be magnified, as a result of the COVID-19 pandemic. We expect the negative impacts of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations to be the most severe in the following areas:
•Loan Credit Quality.  The significant disruption resulting from the COVID-19 pandemic has been materially affecting the businesses of our customers and of their customers, which impacts their creditworthiness, their ability to pay amounts owed to us and our ability to collect those amounts. Further, volatile and unpredictable ongoing market conditions, both as a result of impacts from the COVID-19 pandemic and otherwise, may negatively impact our ability to achieve our long-term loan growth objectives. While there is no shortage of loan demand in current market conditions, the quality of many of the loans available is such that we may have to make trade-off decisions between reaching target loan origination quantities to keep up with our loan growth objectives and maintaining certain target levels of loan quality to protect our credit quality and portfolio. There can be no guarantee that any decisions made in this regard will be successful or lead to our achieving our long-term loan growth and credit quality objectives. If we are too conservative with loan quality, we may not be able to keep up with our peer competitors in terms of loan growth, and if we are too focused on loan growth, our credit quality risk profile may result in material negative impacts on our overall financial performance and results. As loan volume represents our largest contributor to our net interest income, such market conditions, including a continuation of the historically low interest rate environment, may have a material negative impact on our loan credit quality, our short-term and long-term strategy and our results of operations. Among the industry’s most clearly impacted by the pandemic are the Accommodation and Food Service industry, exposure to which represents 9% of our loan portfolio as of June 30, 2021, and the Retail Trade industry, which represents 1% of our loan portfolio as of June 30, 2021. In addition, approximately 7% of our loan portfolio as of June 30, 2021 is secured by commercial real estate loans secured by restaurants, hotels or retail properties. These areas may have a longer recovery period than other industries. Despite high home sales volumes and our strong performance in gains from residential mortgage loans for the first half of 2021, such volumes and performance are not stable and economic conditions may result in future material declines in real estate values and home sales volumes, and an increase in tenants failing to make or deferring rent payments. A large portion of our loan portfolio is related to real estate, with 33% consisting of commercial real estate and real estate construction loans, and 83% of our loans being secured by real estate. As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for loan losses, and write-down or charge-off credit relationships, any of which would negatively impact our results of operations. In addition, market upheavals are likely to affect the value of real estate and commercial assets. In the event of foreclosure, it is unlikely that we will be able to sell the foreclosed property at a price that will allow us to recoup a significant portion of the delinquent loan.

•PPP Administration and Compliance. Due to the short timeframe between the passing of the CARES Act and the beginning of the PPP, there continues to be some ambiguity in the laws, rules and guidance regarding the day-to-day mechanics and operations of the program, and particularly how banks should administer the program as we move into the loan forgiveness stage. There is no guarantee that the Bank will, in all instances, be able to avoid potential processing issues, administrative pitfalls or other obstacles that may present from time to time, and any such issues, pitfalls or other obstacles that arise may result in adverse impacts on our operational and strategic objectives. Further, due to the “first come, first served” nature of the PPP, the loans originated under this program may present potential fraud risk and operational risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the government guaranty may not be honored. In particular, there is risk that some borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loans were originated. These factors may result in us having to hold a significant amount of these low-yield loans in our portfolio for an extended period of time, which may negatively impact our broader business performance and results of operations.
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
•Operational Risk. Current and future restrictions on our workforce's access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices by directing a portion of our employees to work remotely from their homes to minimize interruptions to our operations. These actions will likely result in increased spending on our business continuity efforts, such as technology and readiness procedures for returning to our offices. We could also experience an increased strain on our risk management policies, as remote working may impact some employees abilities to comply with certain policies. Further, technology in employees' homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including related to the effectiveness of our anti-money laundering and other compliance programs, as well as increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers. Furthermore, while our current plans to return to our offices remain fluid as federal, state and local guidelines continue to evolve, the execution of these plans, and in particular, any delays in executing such plans, may negatively impact our ability to attract and retain qualified personnel. Even after the market fully recovers from the impacts of the COVID-19 pandemic, differences in the demands, expectations and priorities of the workforce may require us to rethink and amend our recruiting and retention strategies in order to attract and keep new employees. There is no guarantee that we will be successful in gaining or maintaining a competitive edge against our peer banks in terms of hiring new talent in the near or long term, and any failure to do so may materially impact our business operations and long-term growth.

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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2021	—	—	—	1,587,382
May 1 - 31. 2021	—	$—	—	1,587,382
June 1 - 30, 2021	—	—	—	1,587,382
Total	—	$—	—
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
None

Item 6 - Exhibits

31.1	Certification of Susan G. Riel
31.2	Certification of Norman R. Pozez
31.3	Certification of Charles D. Levingston
32.1	Certification of Susan G. Riel
32.2	Certification of Norman R. Pozez
32.3	Certification of Charles D. Levingston
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020
(ii) Consolidated Statement of Income for the three and six months ended June 30, 2021 and 2020
(iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2021 and 2020
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020
(v) Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 9, 2021	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date: August 9, 2021	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company