Form 10-Q
period 2021-09-30
EAGLE BANCORP INC
filed 2021-11-09
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒
As of October 31, 2021, the registrant had 31,950,245 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$8,806	$8,435
Federal funds sold	38,934	28,200
Interest bearing deposits with banks and other short-term investments	2,452,744	1,752,420
Investment securities (amortized cost of $1,789,416 and $1,129,255 and allowance for credit losses of $256 and $167 as of September 30, 2021 and December 31, 2020, respectively).	1,786,659	1,151,083
Federal Reserve and Federal Home Loan Bank stock	34,093	40,104
Loans held for sale	53,413	88,205
Loans	6,850,863	7,760,212
Less allowance for credit losses	(82,906)	(109,579)
Loans, net	6,767,957	7,650,633
Premises and equipment, net	15,293	13,553
Operating lease right-of-use assets	30,080	25,237
Deferred income taxes	44,733	38,571
Bank owned life insurance	108,158	76,729
Goodwill and Intangible assets, net	105,103	105,114
Other real estate owned	5,135	4,987
Other assets	134,209	134,531
Total Assets	$11,585,317	$11,117,802

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$2,836,418	$2,809,334
Interest bearing transaction	812,410	756,923
Savings and money market	5,268,157	4,645,186
Time, $100 thousand or more	347,937	546,173
Other time	403,566	431,587
Total deposits	9,668,488	9,189,203
Customer repurchase agreements	29,401	26,726
Other short-term borrowings	300,000	300,000
Long-term borrowings	69,639	268,077
Operating lease liabilities	34,345	28,022
Reserve for unfunded commitments	5,011	5,498
Other liabilities	146,736	59,384
Total Liabilities	10,253,620	9,876,910

Shareholders’ Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 31,947,458 and 31,779,663, respectively	316	315
Additional paid in capital	432,479	427,016
Retained earnings	901,218	798,061
Accumulated other comprehensive (loss) income	(2,316)	15,500
Total Shareholders’ Equity	1,331,697	1,240,892
Total Liabilities and Shareholders’ Equity	$11,585,317	$11,117,802
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income
Interest and fees on loans	$82,182	$89,296	$260,124	$278,979
Interest and dividends on investment securities	5,877	4,141	15,878	14,139
Interest on balances with other banks and short-term investments	1,083	384	2,239	2,104
Interest on federal funds sold	10	12	25	84
Total interest income	89,152	93,833	278,266	295,306
Interest Expense
Interest on deposits	6,590	10,995	21,288	44,055
Interest on customer repurchase agreements	14	84	34	257
Interest on short-term borrowings	506	505	1,502	1,363
Interest on long-term borrowings	2,997	3,211	9,114	9,486
Total interest expense	10,107	14,795	31,938	55,161
Net Interest Income	79,045	79,038	246,328	240,145
(Credit) Provision for Credit Losses	(8,203)	6,607	(14,409)	40,654
Provision for Unfunded Commitments	716	(2,078)	(487)	974
Net Interest Income After (Credit) Provision For Credit Losses	86,532	74,509	261,224	198,517

Noninterest Income
Service charges on deposits	1,204	1,061	3,303	3,428
Gain on sale of loans	3,332	12,226	11,988	16,249
Gain on sale of investment securities	1,519	115	2,058	1,650
Increase in the cash surrender value of bank owned life insurance	642	413	1,429	1,655
Other income	1,602	4,029	11,033	12,827
Total noninterest income	8,299	17,844	29,811	35,809
Noninterest Expense
Salaries and employee benefits	22,145	19,388	63,790	54,289
Premises and equipment expenses	3,859	5,125	11,121	12,414
Marketing and advertising	1,013	928	2,879	3,117
Data processing	2,886	2,700	8,451	7,955
Legal, accounting and professional fees	2,021	3,097	8,523	14,064
FDIC insurance	1,549	2,152	5,586	5,556
Other expenses	2,902	3,525	9,506	11,759
Total noninterest expense	36,375	36,915	109,856	109,154
Income Before Income Tax Expense	58,456	55,438	181,179	125,172
Income Tax Expense	14,847	14,092	46,108	31,847
Net Income	$43,609	$41,346	$135,071	$93,325

Earnings Per Common Share
Basic	$1.36	$1.28	$4.23	$2.88
Diluted	$1.36	$1.28	$4.22	$2.88
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$43,609	$41,346	$135,071	$93,325

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	(5,703)	(624)	(16,666)	13,354
Reclassification adjustment for net gain included in net income	(1,133)	(86)	(1,534)	(1,231)
Total unrealized gain (loss) on investment securities	(6,836)	(710)	(18,200)	12,123
Unrealized gain (loss) on derivatives	—	24	769	(1,324)
Reclassification adjustment for amounts included in net income	—	289	(385)	513
Total unrealized gain (loss) on derivatives	—	313	384	(811)
Other comprehensive income (loss)	(6,836)	(397)	(17,816)	11,312
Comprehensive Income	$36,773	$40,949	$117,255	$104,637
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands except share data)

									Accumulated
									Other
	Common				Additional Paid		Retained		Comprehensive		Shareholders'
	Shares		Amount		in Capital		Earnings		Income (Loss)		Equity
Balance July 1, 2021	31,961,573		$316		$431,103		$870,397		$4,520		$1,306,336

Net Income	—		—		—		43,609		—		43,609
Other Comprehensive loss, net of tax	—		—		—		—		(6,836)		(6,836)
Stock-based compensation expense	—		—		1,990		—		—		1,990
Time based stock awards granted	250		—		—		—		—		—
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(2,756)		—		—		—		—		—
Issuance of common stock related to employee stock purchase plan	—		—		—		—		—		—
Cash dividends declared ($0.40 per share)	—		—		—		(12,788)		—		(12,788)
Common stock repurchased	(11,609)				(615)						(615)
Balance September 30, 2021	31,947,458	—	$316	$—	$432,479	$—	$901,218	$—	$(2,316)	$—	$1,331,697

Balance July 1, 2020	32,224,756		$320		$440,934		$731,973		$14,668		$1,187,895
Net Income	—		—		—		41,346		—		41,346
Other Comprehensive loss, net of tax	—		—		—		—		(397)		(397)
Stock-based compensation expense	—		—		1,452		—		—		1,452
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(3,297)		—		—		—		—		—
Time based stock awards granted	—		—		—		—		—		—
Issuance of common stock related to employee stock purchase plan	7,177		—		206		—		—		206
Cash dividends declared ($0.22 per share)	—		—		—		(7,100)		—		(7,100)
Balance September 30, 2020	32,228,636	—	$320	$—	$442,592	$—	$766,219	$—	$14,271		$1,223,402

						Accumulated
						Other
	Common		Additional Paid		Retained	Comprehensive	Shareholders'
	Shares	Amount	in Capital		Earnings	Income (Loss)	Equity
Balance January 1, 2021	31,779,663	$315	$427,016		$798,061	$15,500	$1,240,892

Net Income	—	—	—		135,071	—	135,071
Other comprehensive loss, net of tax	—	—	—		—	(17,816)	(17,816)
Stock-based compensation expense	—	—	5,814		—	—	5,814
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(23,755)	1	(1)		—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	15,686	—	—		—	—	—
Time based stock awards granted	179,172	—	—		—	—	—
Issuance of common stock related to employee stock purchase plan	9,767	—	327		—	—	327
Cash dividends declared ($1.00 per share)	—	—	—		(31,914)	—	(31,914)
Common stock repurchased	(13,075)	—	(677)		—	—	(677)
Balance September 30, 2021	31,947,458	$316	$432,479		$901,218	$(2,316)	$1,331,697

Balance January 1, 2020	33,241,496	$331	$482,286		$705,105	$2,959	$1,190,681

Net Income	—	—	—		93,325	—	93,325
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	—		(10,931)	—	(10,931)
Other comprehensive income, net of tax	—	—	—		—	11,312	11,312
Stock-based compensation expense	—	—	3,874		—	—	3,874
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(28,218)	—	—		—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	4,126	—	—	—	—	—	—
Time based stock awards granted	176,252	—	—		—	—	—
Issuance of common stock related to employee stock purchase plan	17,821	—	589		—	—	589
Cash dividends declared ($0.66 per share)	—	—	—		(21,280)	—	(21,280)
Common stock repurchased	(1,182,841)	(11)	(44,157)			—	(44,168)
Balance September 30, 2020	32,228,636	$320	$442,592		$766,219	$14,271	$1,223,402

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net Income	$135,071	$93,325
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(14,409)	40,654
Provision for unfunded commitments	(487)	974
Depreciation and amortization	4,795	3,515
Gains on sale of loans	(11,988)	(16,249)
Gains on sale of GNMA loans	—	(2,443)
Securities premium amortization (discount accretion), net	3,152	5,345
Origination of loans held for sale	(929,090)	(862,171)
Proceeds from sale of loans held for sale	975,870	856,043
Net increase in cash surrender value of BOLI	(1,429)	(1,655)
Deferred income tax (benefit) expense	—	(6,559)
Net gain on sale of other real estate owned	(148)	(1,180)
Net gain on sale of investment securities	(2,058)	(1,650)
Stock-based compensation expense	5,814	3,874
Net tax benefits from stock compensation	—	99
(Increase) decrease in other assets	(29,667)	(45,493)
Increase (decrease) in other liabilities	89,348	41,156
Net cash provided by operating activities	224,774	107,585
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(1,059,189)	(465,119)
Proceeds from maturities of available-for-sale securities	233,366	208,264
Proceeds from sale/call of available-for-sale securities	164,569	130,265
Purchases of Federal Reserve and Federal Home Loan Bank stock	(158)	(9,116)
Sale of Federal Reserve and Federal Home Loan Bank stock	6,169	4,250
Proceeds from sale of SBA PPP loans	170,154	—
Net change in loans	727,021	(343,665)
Net change in premises and equipment	(4,973)	(445)
Net cash used in investing activities	236,959	(475,566)
Cash Flows From Financing Activities:
Increase in deposits	479,285	954,394
Net change in customer repurchase agreements	2,675	(6,687)
Increase in short-term borrowings	—	50,000
Proceeds from long-term borrowings	—	50,293
Repayment of long-term borrowings	(200,000)	—
Proceeds from issuance of common stock	—	—
Proceeds from employee stock purchase plan	327	564
Common stock repurchased	(677)	(44,168)
Cash dividends paid	(31,914)	(21,280)
Net cash provided by financing activities	249,696	983,116
Net Decrease In Cash and Cash Equivalents	711,429	615,135
Cash and Cash Equivalents at Beginning of Period	1,789,055	241,973
Cash and Cash Equivalents at End of Period	$2,500,484	$857,108
Supplemental Cash Flows Information:
Interest paid	$36,831	$59,011
Income taxes paid	$42,986	$29,850
Non-Cash Investing Activities
Initial recognition of operating lease right-of-use assets	$(10,168)	$998
Transfers from loans to other real estate owned	$148	$3,500
Change in fair value of cash flow hedges	$(516)	$—
Change in fair value of investments	$24,495	$—
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
The Consolidated Financial Statements of the Company included herein are unaudited. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2020 were derived from audited Consolidated Financial Statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In addition to the “Critical Accounting Policies” described below, the Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation. Reclassifications had no effect on prior year net income or shareholders' equity.
Nature of Operations
The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans, the origination of small business loans, and the origination, securitization and sale of multifamily Federal Housing Administration (“FHA”) loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. The Bank offers its products and services through eighteen banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance. Bethesda Leasing, a subsidiary of the Bank, holds title to repossessed real estate.
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
Risks and Uncertainties
The outbreak of COVID-19 in early 2020 adversely impacted a broad range of industries in which the Company’s customers operate. Vaccinations are readily available to those in the United States and in many other countries. Although management feels we're generally trending in a positive direction and strides have been made in the fight against COVID-19, we remain cautious given the potential for lingering effects of the pandemic, including vaccination efficacy against variants and the speed of vaccination adoption around the country, which could continue to impair some customers' ability to fulfill their financial obligations to the Company. The ongoing pandemic caused significant disruptions in the U.S. economy and disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material adverse impact on the Company’s employees and operations to date, COVID-19 could still potentially create business continuity or credit issues for the Company depending on how much longer the pandemic lasts. Some lingering uncertainty regarding the continued spread of COVID-19 (including new variants) remains. Congress, the President, and the Federal Reserve took several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other follow-up stimulus legislative (including the $1.9 trillion "American Rescue Package") and regulatory relief efforts have had a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. The response to control and manage COVID-19 has shown significant progress in many respects. If the response becomes unsuccessful as a result of vaccine efficacy against variants or delays in critical mass adoption of available vaccines, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.
Financial position and results of operations
The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company has worked with COVID-19 affected borrowers throughout the pandemic to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. Although accommodations of this type have slowed significantly, at this time the Company is unable to project the full extent of the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
Capital and liquidity
While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios can be adversely impacted by credit losses. While we have adjusted our credit loss reserves in 2021 to reflect improving economic conditions, our reported and regulatory capital ratios could be further impacted by additional credit losses, if the economy experiences further volatility (either due to COVID-19 or otherwise). Additionally, on August 2, 2021, the Company redeemed $150 million in Fixed-to-Floating Subordinated Notes issued on July 26, 2016; discussed further below in Note 8—Long-Term Borrowings. The repayment of the Subordinated Debt reduced regulatory capital ratios at the Bank, but did not reduce regulatory capital ratios at the Company, with the exception of Total Capital to Risk Weighted Assets.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, and rates for short term funding have recently been low. If funding costs were to become elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s customers to withdraw their funds faster than expected, the Company might become more reliant on volatile or more expensive sources of funding.
Asset valuation
The ongoing COVID-19 pandemic has caused and could continue to cause volatility and potential declines in the Company’s stock price.
Goodwill is subject to impairment testing at the reporting unit level and must be conducted at least annually. The Company performs impairment testing during the fourth quarter of each year or when events or changes in circumstances indicate the assets might be impaired.
Determining the fair value of a reporting unit under the goodwill impairment test is subjective and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. The Company determined that there were no triggering events and an impairment analysis was not performed as of September 30, 2021. Annual impairment testing of intangibles and goodwill as required by GAAP will be performed in the fourth quarter of 2021.

Business Continuity Plan
The Company implemented a remote working strategy for many of its employees last year in response to the COVID-19 pandemic. The Company did not incur additional material costs related to its continued deployment of the remote working strategy. As of September 30, 2021, the Company did not identify any material operational or internal control risks, or challenges to its ability to maintain its systems and controls, in light of the measures the Company took to prevent the spread of COVID-19. As concerns over the most severe impacts of the pandemic have abated, the Company's non-branch personnel returned to work on a "hybrid" basis starting November 1, 2021. The hybrid workplace allows certain employees to work remotely a portion of the week, but provides that each department has at least 50% of its staff in the office each day. We have established general guidelines for returning to the workplace that include having employees maintain safe distances, staggered work schedules to limit the number of employees in a single location, more frequent cleaning of our facilities and other practices encouraging a safe working environment during this challenging time, including required COVID-19 training programs. The Company does not currently face any material resource constraint through the implementation of its business continuity plans. We are monitoring jurisdictional guidelines and will continue to respond as appropriate.

Lending operations and accommodations to borrowers
In response to the COVID-19 pandemic and consistent with regulatory guidance, we also implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. As of September 30, 2021, we had ongoing temporary modifications on approximately 6 loans representing approximately $70 million (approximately 1.0% of total loans) in outstanding balances, as compared to 36 loans representing approximately $72 million (approximately 0.9% of total loans) at December 31, 2020. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as troubled debt restructurings ("TDRs"). Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.
The Company actively participated in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”). The PPP loans originated by the Bank generally have two-year or five-year terms and earn interest at 1% plus fees. The majority of these loans have been forgiven by the SBA in accordance with the terms of the program. As of September 30, 2021, PPP loans totaled $67.3 million through 109 business loans. The Company understands that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to provision additional allowance for credit loss through additional credit loss expense charges to earnings. We sold a total of approximately $170 million of PPP loans in the second quarter of 2021. Approximately $171 million in SBA principal was forgiven in the third quarter of 2021. Origination of new loans through the PPP has ceased, and the focus going forward will be on forgiveness.

Credit
The Company is working with customers directly affected by COVID-19. As a result of the current economic environment caused by the COVID-19 pandemic, the Company continues to engage in frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience increases in its required allowance for credit losses (“ACL”) and record provisions for credit losses. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19, or related variants, are prolonged.

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
A loan that has been modified or renewed is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. The most common change in terms provided by the Company is an extension of an interest-only term. As of September 30, 2021, all performing TDRs were categorized as interest-only modifications. Refer to the subsection above "Lending operations and accommodations to borrowers" for a discussion on the impact of the CARES Act on TDRs.
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
Accounting Standards Codification ("ASC") 326, "Financial Instruments--Credit Losses" requires lifetime expected credit losses to be immediately recognized when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible.

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

For our cash flow model, management utilizes and forecasts regional unemployment by using a national forecast and estimating a regional adjustment based on historical differences between the two as the loss driver over our reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. In 2021, unemployment projections have started to recover from elevated levels experienced in 2020 as a result of the COVID-19 pandemic. Unemployment projections materially inform our CECL ("current expected credit loss") economic forecast and resulted in a reduction to our ACL during the nine months ended September 30, 2021. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.

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

The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	Three Months Ended		Nine months ended
(dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Provision (credit) for credit losses- loans	$(8,326)	$6,589	$(14,498)	$40,498
Provision (credit) for credit losses- AFS debt securities	123	18	89	156
Total provision (credit) for credit losses	$(8,203)	$6,607	$(14,409)	$40,654

A summary of our primary portfolio segments is as follows:

Commercial. The commercial loan portfolio comprises lines of credit and term loans for working capital, equipment, and other business assets across a variety of industries. These loans are used for general corporate purposes including financing working capital, internal growth, and acquisitions; and are generally secured by accounts receivable, inventory, equipment and other assets of our clients’ businesses.

Paycheck Protection Program. The PPP portfolio comprises loans issued under the SBA’s Paycheck Protection Program to support small businesses impacted by the pandemic. PPP loans are approved subject to limited underwriting criteria following SBA guidelines, are unsecured, and are fully guaranteed as to principal and interest by the SBA.

    Income producing commercial real estate. Income producing commercial real estate loans comprise permanent and bridge financing provided to professional real estate owners/managers of commercial and residential real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties include apartment buildings, office buildings, hotels, mixed-use buildings, retail, data centers, warehouse, and shopping centers. The primary source of repayment on these loans is generally expected to come from lease or operation of the real property collateral. Income producing commercial real estate loans are impacted by fluctuation in collateral values, as well as rental demand and rates.

Owner occupied – commercial real estate. The owner occupied commercial real estate portfolio comprises permanent financing provided to operating companies and their related entities for the purchase or refinance of real property wherein their business operates. Collateral properties include industrial property, office buildings, religious facilities, mixed-use property, health care and educational facilities.

Real Estate Mortgage – Residential. Real estate mortgage residential loans comprise consumer mortgages for the purpose of purchasing or refinancing first lien real estate loans secured by primary-residence, second-home, and rental residential real property.

Construction – commercial and residential. The construction commercial and residential loan portfolio comprises of loans made to builders and developers of commercial and residential property, for both renovation, new construction, and development projects. Collateral properties include apartment buildings, mixed use property, residential condominiums, single and 1-4 residential property, and office buildings. The primary source of repayment on these loans is expected to come from the sale, permanent financing, or lease of the real property collateral. Construction loans are impacted by fluctuations in collateral values and the ability of the borrower or ultimate purchaser to obtain permanent financing.

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

Home Equity. The home equity portfolio comprises consumer lines of credit and loans secured by subordinate liens on residential real property.

Other Consumer. The other consumer portfolio comprises consumer purpose loans not secured by real property, including personal lines of credit and loans, overdraft lines, and vehicle loans. This category also includes other loan items such as overdrawn deposit accounts as well as loans and loan payments in process.

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

Collateral Dependent Financial Assets
Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the net present value ("NPV") from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
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
Allowance for Credit Losses - Available-for-Sale Debt Securities
For Available for Sale ("AFS") debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. When evaluating whether credit loss exists, accounting guidance requires that the Company not consider the length of time that fair value has been less than amortized cost. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The entire amount of an impairment loss is recognized in earnings only when: (1) the Company intends to sell the security; or (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as comprehensive income, net of deferred taxes. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a non-credit-related impairment. The majority of available-for-sale debt securities as of September 30, 2021 and December 31, 2020 were issued by U.S. agencies. However, as of September 30, 2021 and December 31, 2020, the allowance for credit losses on AFS securities was $256 thousand and $167 thousand, respectively, based on the Company's determination that part of the unrealized loss positions in AFS corporate and municipal securities could be the result of credit losses. See Note 3 Investment Securities for more information.

We have made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in other assets in the Consolidated Balance Sheets. Available-for-sale debt securities are placed on nonaccrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.
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
Note 2. Cash and Due from Banks
The Company has deposits with other banks for derivative positions it holds, totaling $7.6 million at September 30, 2021 and $5.1 million at December 31, 2020, of which $3.2 million and $4.2 million, respectively, serve as collateral for those derivative positions.
Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank ("FHLB") of Atlanta and noninterest bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.

Note 3. Investment Securities Available-for-Sale
Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Allowance	Estimated
September 30, 2021	Amortized	Unrealized	Unrealized	for Credit	Fair
(dollars in thousands)	Cost	Gains	Losses	Losses	Value
U.S. treasuries	$24,838	$16	$—	$—	$24,854
U.S. agency securities	356,626	806	(3,726)	—	353,706
Residential mortgage backed securities	1,206,867	8,151	(11,882)	—	1,203,136
Municipal bonds	119,511	4,284	(629)	(2)	123,164
Corporate bonds	81,376	783	(304)	(254)	81,601
Other	$198	—	—	—	198
	$1,789,416	$14,040	$(16,541)	$(256)	$1,786,659

		Gross	Gross		Estimated
December 31, 2020	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
U.S. agency securities	$181,087	$1,461	$(627)	$—	$181,921
Residential mortgage backed securities	811,328	14,506	(833)	—	825,001
Municipal bonds	102,259	5,872	—	(18)	108,113
Corporate bonds	34,383	1,624	(8)	(149)	35,850
Other	$198	—	—	—	198
	$1,129,255	$23,463	$(1,468)	$(167)	$1,151,083
In addition, at September 30, 2021 and December 31, 2020 the Company held $34.1 million and $40.1 million, respectively, in equity securities in a combination of FRB and FHLB stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.
Accrued interest on available-for-sale securities totaled $4.5 million and $3.5 million at September 30, 2021 and December 31, 2020, respectively, and was included in other assets in the Consolidated Balance Sheets.
Gross unrealized losses and fair value of available-for-sale securities for which an allowance for credit losses has not been recorded, by length of time that individual securities have been in a continuous unrealized loss position are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
September 30, 2021	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	45	$200,153	$3,135	$47,078	$591	$247,231	$3,726
Residential mortgage backed securities	109	769,073	10,332	48,869	1,550	817,942	11,882
Corporate bonds	6	26,699	304	—	—	26,699	304
Municipal bonds	11	38,213	629	—	—	38,213	629
	171	$1,034,138	$14,400	$95,947	$2,141	$1,130,085	$16,541

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2020	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	28	$46,412	$67	$41,320	$560	$87,732	$627
Residential mortgage backed securities	35	170,178	782	6,419	51	176,597	833
Corporate bonds	3	5,764	8	—	—	5,764	8
	66	$222,354	$857	$47,739	$611	$270,093	$1,468
The majority of the AFS debt securities in an unrealized loss position as of September 30, 2021, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.
As of September 30, 2021, total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. However, as of September 30, 2021, the Company determined that part of the unrealized loss positions in AFS corporate and municipal securities could be the result of credit losses, and therefore, an allowance for credit losses of $256 thousand was recorded. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is 4.8 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.
The amortized cost and estimated fair value of investments available-for-sale at September 30, 2021 and December 31, 2020 by contractual maturity are shown in the table below. Contractual maturities for residential mortgage backed securities (“MBS”) are not shown as they may differ significantly from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U.S. treasuries
After one year through five years	$24,838	$24,854	$—	$—
U. S. agency securities maturing:
One year or less	182,385	180,838	53,916	53,906
After one year through five years	97,969	98,179	110,083	110,777
Five years through ten years	76,272	74,689	17,087	17,240
Residential mortgage backed securities	1,206,867	1,203,136	811,328	825,001
Municipal bonds maturing:
One year or less	3,909	3,962	4,329	4,348
After one year through five years	24,618	26,133	26,622	28,272
Five years through ten years	70,937	73,293	69,309	73,389
After ten years	20,047	19,778	2,000	2,121
Corporate bonds maturing:
One year or less	13,928	14,148	5,218	5,220
After one year through five years	38,111	38,384	22,189	23,267
Five years through ten years	29,337	29,323	6,976	7,511
After ten years	—	—	—	—
Other	198	198	198	198
Allowance for Credit Losses	—	(256)	—	(167)
	$1,789,416	$1,786,659	$1,129,255	$1,151,083
For the nine months ended September 30, 2021, gross realized gains on sales of investments securities were $2.1 million and there were $47 thousand gross realized losses on sales of investment securities. For the nine months ended September 30, 2020, gross realized gains on sales of investments securities were $1.7 million, and there were no gross realized losses on sales of investment securities.
Proceeds from sales and calls of investment securities for the nine months ended September 30, 2021 were $164.6 million compared to $130.3 million for the same period in 2020.
The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2021 and December 31, 2020 was $240.2 million and $268.4 million, respectively, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.
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
The Bank has mortgage banking derivative financial instruments that are included in other assets, and are related to its interest rate lock commitments. The notional value of the mortgage banking derivative financial instruments was $137.0 million at September 30, 2021 and $367.7 million at December 31, 2020. The fair value of these mortgage banking derivative instruments was $1.6 million at September 30, 2021 and at $5.2 million at December 31, 2020.

Included in gain on sale of loans for the three and nine months ended September 30, 2021 there was a $21 thousand net loss relating to mortgage banking derivative instruments as compared to a net loss of $145 thousand and $309 thousand for the three and nine months ended September 30, 2020, respectively.

Note 5. Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized net deferred fees, at September 30, 2021 and December 31, 2020 are summarized by type as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,289,215	19%	$1,437,433	19%
PPP loans	67,311	1%	454,771	6%
Income producing - commercial real estate	3,337,303	49%	3,687,000	47%
Owner occupied - commercial real estate	977,617	14%	997,694	13%
Real estate mortgage - residential	76,259	1%	76,592	1%
Construction - commercial and residential	824,133	12%	873,261	11%
Construction - C&I (owner occupied)	222,366	3%	158,905	2%
Home equity	55,527	1%	73,167	1%
Other consumer	1,132	—	1,389	—
Total loans	6,850,863	100%	7,760,212	100%
Less: allowance for credit losses	(82,906)		(109,579)
Net loans (1)	$6,767,957		$7,650,633
________________________________________
(1)Excludes accrued interest receivable of $40.0 million and $46.0 million at September 30, 2021 and December 31, 2020, respectively, which is recorded in other assets.
Unamortized net deferred fees amounted to $22.7 million and $30.8 million at September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021 and December 31, 2020, the Bank serviced $115 million and $124 million, respectively, of multifamily FHA loans, SBA loans and other loan participations that are not reflected as loan balances on the Consolidated Balance Sheets.

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
The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At September 30, 2021, owner occupied - commercial real estate and construction – C&I (owner occupied) represent approximately 17% of the loan portfolio. At September 30, 2021, non-owner occupied commercial real estate and real estate construction represented approximately 61% of the loan portfolio. The combined owner occupied and commercial real estate and construction loans represent approximately 78% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 80% of all loans being secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.
The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 19 % of the loan portfolio at September 30, 2021 and was generally variable or adjustable rate. Personal guarantees are generally required, but may be limited. Non-PPP SBA loans represent approximately 1% of the commercial loan category. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit as well as potential recourse to the SBA guarantees. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines.
Approximately 1 % of the loan portfolio at September 30, 2021 consists of PPP loans to eligible customers. PPP loans are expected to primarily be repaid via forgiveness provisions (under the CARES Act and subsequent legislation) from the SBA. These loans are fully guaranteed as to principal and interest by the SBA and ultimately by the full faith and credit of the U.S. Government; as a result, they were approved utilizing different underwriting standards than the Bank's other commercial loans. PPP loans are included in the CECL model but do not carry an allowance for credit loss due to the aforementioned government guarantees.
Approximately 1% of the loan portfolio at September 30, 2021 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a small portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.
Approximately 1 % of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 21 months at September 30, 2021. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date or mature.
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
The Company’s loan portfolio includes acquisition, development and construction (“ADC”) real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.4 billion at September 30, 2021. A portion of the ADC portfolio, both speculative and non-speculative, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 57.5% of the outstanding ADC loan portfolio at September 30, 2021. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate these inherent risks, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan-funded interest reserves.
The following tables detail activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not restrict the use of the allowance to absorb losses in other categories.

			Income Producing -		Owner Occupied -		Real Estate		Construction -
			Commercial		Commercial		Mortgage -		Commercial and		Home		Other
(dollars in thousands)	Commercial		Real Estate		Real Estate		Residential		Residential		Equity		Consumer	Total

Three Months Ended September 30, 2021
Allowance for credit losses:
Balance at beginning of period	$21,348		$45,970		$12,995		$882		$10,427		$897		$41	$92,560
Loans charged-off	(1,999)		—		—		—		—		—		(1)	(2,000)
Recoveries of loans previously charged-off	81		97		—		—		493		—		1	672
Net loans charged-off	(1,918)	—	97	—	—	—	—	—	493	—	—	—	—	(1,328)
Provision for credit losses	(2,503)		(4,636)		(1,050)		172		(179)		(129)		(1)	(8,326)
Ending balance	$16,927	$—	$41,431	$—	$11,945	$—	$1,054	$—	$10,741	$—	$768	$—	$40	$82,906

Nine Months Ended September 30, 2021
Allowance for credit losses:
Balance at beginning of period	$26,569		$55,385		$14,000		$1,020		$11,529		$1,039		$37	$109,579
Loans charged-off	(7,691)		(5,216)		—		—		(206)		—		(1)	(13,114)
Recoveries of loans previously charged-off	326		97		—		—		499				17	939
Net loans (charged-off) recoveries	(7,365)		(5,119)		—		—		293		—		16	(12,175)
Provision for credit losses- loans	(2,277)		(8,835)		(2,055)		34		(1,081)		(271)		(13)	(14,498)
Ending balance	$16,927		$41,431		$11,945		$1,054		$10,741		$768		$40	$82,906

As of September 30, 2021
Allowance for credit losses:
Individually evaluated for impairment	$3,198		$5,439		$—		$501		$—		$165		$—	$9,303
Collectively evaluated for impairment	13,729		35,992		11,945		553		10,741		603		40	73,603
Ending balance	$16,927		$41,431		$11,945		$1,054		$10,741		$768		$40	$82,906

Three Months Ended September 30, 2020
Allowance for credit losses:
Balance at beginning of period	28,078		51,863		12,341		1,550		13,808		1,112		44	108,796
Loans charged-off	(187)		(3,750)		(20)		—		(1,179)		(92)		—	(5,228)
Recoveries of loans previously charged-off	45		—		—		—		—		—		13	58
Net loans (charged-off) recoveries	(142)		(3,750)	—	(20)	—	—	—	(1,179)	—	(92)	—	13	(5,170)
Provision for credit losses- loans	(712)		7,327		769		321		(1,088)		(13)		(15)	6,589
Ending balance	27,224		55,440		13,090	—	1,871	—	11,541	—	1,007	—	42	110,215

Nine Months Ended September 30, 2020
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASC 326	$18,832		$29,265		$5,838		$1,557		$17,485		$656		$25	$73,658
Impact of adopting ASC 326	892		11,230		4,674		(301)		(6,143)		245		17	$10,614
Loans charged-off	(7,332)		(4,300)		(20)		—		(2,947)		(92)		—	(14,691)
Recoveries of loans previously charged-off	116		—		—		—		—		—		20	136
Net loans (charged-off) recoveries	(7,216)		(4,300)		(20)		—		(2,947)		(92)		20	(14,555)
Provision for credit losses- loans	14,716		19,245		2,598		615		3,146		198		(20)	40,498
Ending balance	$27,224		$55,440		$13,090		$1,871		$11,541		$1,007		$42	$110,215

As of September 30, 2020
Allowance for credit losses:
Individually evaluated for impairment	$9,593		$5,999		$670		$1,148		$204		$—		$3	$17,617
Collectively evaluated for impairment	17,631		49,441		12,420		723		11,337		1,007		39	92,598
Ending balance	$27,224		$55,440		$13,090		$1,871		$11,541		$1,007		$42	$110,215
We recorded a reversal of $8.2 million and a positive $6.6 million provision for credit losses (inclusive of the PCL on loans and AFS debt securities) for the three months ended September 30, 2021 and 2020, respectively, under CECL. We recorded a reversal of $14.4 million and a positive $40.7 million provision for credit losses for the nine months ended September 30, 2021 and 2020, respectively, under CECL. We recorded $1.3 million and $5.2 million in net charge-offs during the three months ended September 30, 2021 and 2020, respectively. We also recorded $12.2 million and $14.6 million in net charge-offs during the nine months ended September 30, 2021 and 2020, respectively.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	Business/Other Assets	Real Estate
September 30, 2021
Commercial	$3,281	$9,936
Income producing - commercial real estate	3,193	20,867
Owner occupied - commercial real estate	—	1,593
Real estate mortgage - residential	—	1,781
Construction - commercial and residential	—	—
Home equity	190	366
Other consumer	—	—
Total	$6,664	$34,543

(dollars in thousands)	Business/Other Assets	Real Estate
December 31, 2020
Commercial	$11,326	$4,026
Income producing - commercial real estate	3,193	15,686
Owner occupied - commercial real estate	—	23,159
Real estate mortgage - residential	—	2,932
Construction - commercial and residential	—	206
Home equity	—	415
Other consumer	—	—
Total	$14,519	$46,424

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

Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination is as follows:

September 30, 2021 (dollars in thousands)	Prior		2017		2018	2019	2020	2021	Total
Commercial
Pass	407,791		190,479		211,058	129,448	103,135	164,058	1,205,969
Watch	14,162		8,798		17,857	6,721	7,927	2,959	58,424
Special Mention	980		9,952		381	98	—	—	11,411
Substandard	10,267		695		2,217	232	—	—	13,411
Total	433,200	—	209,924	—	231,513	136,499	111,062	167,017	1,289,215
PPP loans
Pass	—	—	—	—	—	—	32,381	34,930	67,311
Total	—	—	—	—	—	—	32,381	34,930	67,311
Income producing - commercial real estate
Pass	708,822		287,984		610,727	514,416	418,980	306,458	2,847,387
Watch	66,069		73,753		—	43,739	34,859	—	218,420
Special Mention	101,687		—		42,244	51,969	—	—	195,900
Substandard	61,542		—		8,512	5,542	—	—	75,596
Total	938,120	—	361,737	—	661,483	615,666	453,839	306,458	3,337,303
Owner occupied - commercial real estate
Pass	383,943		132,292		131,088	71,524	44,465	40,718	804,030
Watch	23,960		3,234		93,035	23,968	—	—	144,197
Special Mention	—		—		—	2,133	—	—	2,133
Substandard	23,512		—		—	3,745	—	—	27,257
Total	431,415	—	135,526	—	224,123	101,370	44,465	40,718	977,617

Real estate mortgage - residential
Pass	15,047		7,284		13,409	16,703	3,999	14,770	71,212
Watch	3,265		—		—	—	—	—	3,265
Substandard	1,698		—		—	84	—	—	1,782
Total	20,010	—	7,284	—	13,409	16,787	3,999	14,770	76,259
Construction - commercial and residential
Pass	60,130		160,792		185,229	128,722	181,470	60,289	776,632
Watch	506		43,913		—	3,082	—	—	47,501
Substandard	—	—			—	—		—	—
Total	60,636	—	204,705	—	185,229	131,804	181,470	60,289	824,133
Construction - C&I (owner occupied)									—
Pass	21,522		52,731		23,581	30,809	57,911	647	187,201
Watch	685		396		3,254	15,112	15,718	—	35,165
Substandard	—		—		—	—	—	—	—
Total	22,207	—	53,127	—	26,835	45,921	73,629	647	222,366
Home Equity									—
Pass	25,402		5,832		1,782	2,644	9,443	8,943	54,046
Watch	879		—		—	—	—	—	879
Substandard	556		—		—	46	—	—	602
Total	26,837	—	5,832	—	1,782	2,690	9,443	8,943	55,527
Other Consumer									—
Pass	936		24		46	33	24	63	1,126
Substandard	6		—		—	—	—	—	6
Total	942	—	24	—	46	33	24	63	1,132
Total Recorded Investment	$1,933,367	$—	$978,159	$—	$1,344,420	$1,050,770	$910,312	$633,835	6,850,863

December 31, 2020 (dollars in thousands)	Prior		2016		2017	2018	2019	2020	Total
Commercial
Pass	323,660		111,886		249,541	211,551	164,166	227,095	1,287,899
Watch	31,903		5,315		19,145	21,013	7,740	7,979	93,095
Special Mention	4,969		1,692		8,969	3,385	5,599	2,169	26,783
Substandard	17,679		5,803		1,820	3,525	829	—	29,656
Total	378,211		124,696		279,475	239,474	178,334	237,243	1,437,433
PPP loans
Pass	—		—		—	—	—	454,771	454,771
Total	—		—		—	—	—	454,771	454,771
Income producing - commercial real estate									—
Pass	560,915		347,946		397,953	622,276	643,388	512,387	3,084,865
Watch	152,367		62,912		91,636	89,852	44,555	34,195	475,517
Special Mention	213		—		—	—	51,969	—	52,182
Substandard	58,555		800		4,656	4,883	5,542	—	74,436
Total	772,050		411,658		494,245	717,011	745,454	546,582	3,687,000
Owner occupied - commercial real estate
Pass	343,371		100,272		111,996	136,644	59,681	49,584	801,548
Watch	16,014		5,011		2,640	10,338	15,501	—	49,504
Special Mention	418		—		—	83,110	19,091	—	102,619
Substandard	28,228		784		1,908	2,048	10,151	904	44,023
Total	388,031		106,067		116,544	232,140	104,424	50,488	997,694
Real estate mortgage - residential
Pass	16,310		2,693		10,199	12,746	18,209	10,116	70,273
Watch	1,996		699		—	728	—	—	3,423
Substandard	1,198		1,698		—	—	—	—	2,896

Total	19,504	5,090	10,199	13,474	18,209	10,116	76,592
Construction - commercial and residential
Pass	21,290	60,486	266,788	297,480	105,679	71,297	823,020
Watch	929	—	42,751	3,448	—	—	47,128
Special Mention	12	—	—	2,895	—	—	2,907
Substandard	—	—	206	—	—	—	206
Total	22,231	60,486	309,745	303,823	105,679	71,297	873,261
Construction - C&I (owner occupied)
Pass	8,278	10,476	6,637	30,340	22,209	40,101	118,041
Watch	3,573	—	2,118	4,935	—	—	10,626
Special Mention	124	—	—	—	14,436	15,678	30,238
Total	11,975	10,476	8,755	35,275	36,645	55,779	158,905
Home Equity
Pass	33,226	4,493	8,227	7,827	4,224	12,924	70,921
Watch	1,596	—	—	—	—	—	1,596
Substandard	603	—	—	—	47	—	650
Total	35,425	4,493	8,227	7,827	4,271	12,924	73,167
Other Consumer
Pass	929	190	64	74	94	31	1,382
Substandard	7	—	—	—	—	—	7
Total	936	190	64	74	94	31	1,389
Total Recorded Investment	$1,628,363	$723,156	$1,227,254	$1,549,098	$1,193,110	$1,439,231	$7,760,212
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
The table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of September 30, 2021 and December 31, 2020:

		Loans	Loans	Loans			Total Recorded
	Current	30-59 Days	60-89 Days	90 Days or	Total Past		Investment in
(dollars in thousands)	Loans	Past Due	Past Due	More Past Due	Due Loans	Nonaccrual	Loans
September 30, 2021
Commercial	$1,276,100	$96	$872	$—	$968	$12,147	$1,289,215
PPP loans	64,004	3,307	—	—	3,307	—	67,311
Income producing - commercial real estate	3,322,370	—	—	—	—	14,933	3,337,303
Owner occupied - commercial real estate	972,632	579	2,813	—	3,392	1,593	977,617
Real estate mortgage - residential	74,241	—	—	—	—	2,018	76,259
Construction - commercial and residential	821,051	—	3,082	—	3,082	—	824,133
Construction - C&I (owner occupied)	221,463	903	—	—	903	—	222,366
Home equity	54,575	127	269	—	396	556	55,527
Other consumer	1,080	52	—	—	52	—	1,132
Total	$6,807,516	$5,064	$7,036	$—	$12,100	$31,247	$6,850,863

December 31, 2020
Commercial	$1,394,244	$6,411	$21,426	$—	$27,837	$15,352	$1,437,433
PPP loans	454,771	—	—	—	—	—	454,771
Income producing - commercial real estate	3,616,207	—	51,913	—	51,913	18,880	3,687,000
Owner occupied - commercial real estate	960,364	10,630	3,542	—	14,172	23,158	997,694
Real estate mortgage – residential	72,231	1,430	—	—	1,430	2,931	76,592
Construction - commercial and residential	869,723	2,992	340	—	3,332	206	873,261
Construction- C&I (owner occupied)	158,905	—	—	—	—	—	158,905
Home equity	67,732	467	4,552	—	5,019	416	73,167
Other consumer	1,367	21	1	—	22	—	1,389
Total	$7,595,544	$21,951	$81,774	$—	$103,725	$60,943	$7,760,212

The following presents the nonaccrual loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Nonaccrual with	Nonaccrual with	Total
	No Allowance	an Allowance	Nonaccrual
(dollars in thousands)	for Credit Loss	for Credit Loss	Loans

Commercial	$7,113	$5,034	$12,147
Income producing - commercial real estate	4,620	10,313	14,933
Owner occupied - commercial real estate	1,593	—	1,593
Real estate mortgage - residential	84	1,934	2,018
Construction - commercial and residential	—	—	—
Home equity	366	190	556
Total (1)(2)	$13,776	$17,471	$31,247

	December 31, 2020
	Nonaccrual with	Nonaccrual with	Total
	No Allowance	an Allowance	Nonaccrual
(dollars in thousands)	for Credit Loss	for Credit Loss	Loans

Commercial	$3,263	$12,089	$15,352
Income producing - commercial real estate	6,500	12,380	18,880
Owner occupied - commercial real estate	18,941	4,217	23,158
Real estate mortgage - residential	1,234	1,697	2,931
Construction - commercial and residential	—	206	206
Home equity	416	—	416
Total (1)(2)	$30,354	$30,589	$60,943

Note

(1)Excludes TDRs that were performing under their restructured terms totaling $10.2 million at September 30, 2021 and $10.5 million at December 31, 2020.
(2)Gross interest income of $1.4 million and $2.6 million would have been recorded for the nine months ended September 30, 2021 and September 30, 2020, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while $23 thousand and $282 thousand interest income was actually recorded on such loans for the nine months ended September 30, 2021 and 2020 respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Modifications
A modification of a loan constitutes a TDR when the borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. The most common change in terms provided by the Company is an extension of an interest-only term. As of September 30, 2021, all performing TDRs were categorized as interest-only modifications.
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

In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complies with the CARES Act and ASC 310-40 to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days, which we extended for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. As of September 30, 2021, we had ongoing temporary modifications on approximately 6 loans representing approximately $70 million (approximately 1.0% of total loans) in outstanding balances, as compared to 36 loans representing approximately $72 million (approximately 0.9% of total loans) at December 31, 2020. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.
The following table presents by class, the recorded investment of loans modified in TDRs held by the Company for the periods ended September 30, 2021 and 2020.

	September 30, 2021
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructurings
Restructured accruing	5	$1,069	$9,126	$—	$—	$10,195
Restructured nonaccruing	2	—	6,342	—	—	6,342
Total	7	$1,069	$15,468	$—	$—	$16,537

Specific allowance		$146	$3,225	$—	$—	$3,371

Restructured and subsequently defaulted		$—	$6,342	$—	$—	$6,342

	September 30, 2020
			Income	Owner
	Number		Producing -	Occupied -	Construction -
	of		Commercial	Commercial	Commercial
(dollars in thousands)	Contracts	Commercial	Real Estate	Real Estate	Real Estate	Total
Troubled debt restructurings
Restructured accruing	7	$1,297	$9,188	$37	$—	$10,522
Restructured nonaccruing	4	138	6,342	2,370	—	8,850
Total	11	$1,435	$15,530	$2,407	$—	$19,372

Specific allowance		$227	$629	$—	$—	$856

Restructured and subsequently defaulted		$138	$11,161	$2,370	$—	$13,669
The Company had seven TDRs at September 30, 2021 totaling approximately $16.5 million. Five of these loans totaling approximately $10.2 million are performing under their modified terms as of September 30, 2021.

For the first nine months of 2021 there were no performing TDR loans that defaulted on their modified terms; in the first nine months of 2020, two performing TDR loans, with a balance of $6.3 million, defaulted on their modified terms and were placed on nonaccrual status.

A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual status. For the nine months ended September 30, 2021, one previously nonperforming restructured loan had its collateral sold and all principal collected along with partial collection of delinquent interest; in addition, one restructured loan purchased as part of the 2014 acquisition of Virginia Heritage Bank has now had its full carrying value collected, while additional payments will recover previously written off principal and interest, and one nonperforming restructured loan was charged off. No similar transactions occurred during the three months ended September 30, 2021. During the nine months ended September 30, 2021 and 2020, no loans were re-underwritten and removed from TDR status. Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. For the nine months ended September 30, 2021 there were no loans modified in a TDR. For the nine months ended September 30, 2020 there were two loans modified in a TDR with a balance of $572 thousand.
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
As of September 30, 2021, the Company had $30.1 million of operating lease ROU assets and $34.3 million of operating lease liabilities on the Company’s Consolidated Balance Sheets. As of December 31, 2020, the Company had $25.2 million of operating lease ROU assets and $28.0 million of operating lease liabilities on the Company’s Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.

The leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in ROU assets and lease liabilities.
As of September 30, 2021, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. As of September 30, 2021, there was one lease that has been signed but did not yet commence as of the reporting date that created significant rights and obligations for the Company.
The following table presents lease costs and other lease information.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	September 30, 2021		September 30, 2020		September 30, 2021	September 30, 2020
Lease Cost
Operating Lease Cost (Cost resulting from lease payments)	$1,960		$2,248		$6,132	$6,253
Variable Lease Cost (Cost excluded from lease payments)	205		202		678	720
Sublease Income	(117)		(87)		(291)	(261)
Net Lease Cost	$2,048		$2,363		$6,519	$6,712

Operating Lease - Operating Cash Flows (Fixed Payments)	$1,992		$2,229		$6,344	$6,648

	September 30, 2021		December 31, 2020
Right-of-Use Assets - Operating Leases	$30,080		$25,237
Weighted Average Lease Term - Operating Leases	6.22	yrs	6.20	yrs
Weighted Average Discount Rate - Operating Leases	3.14%		4.00%

Future minimum payments for operating leases with initial or remaining terms of more than one year as of September 30, 2021 were as follows:

(dollars in thousands)
Twelve Months Ended:
September 30, 2022	$1,910
September 30, 2023	4,517
September 30, 2024	6,550
September 30, 2025	5,792
September 30, 2026	4,815
Thereafter	12,097
Total Future Minimum Lease Payments	35,681
Amounts Representing Interest	(1,336)
Present Value of Net Future Minimum Lease Payments	$34,345
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
The Company's sole designated cash flow hedge matured during April 2021. Thus, as of September 30, 2021 and December 31, 2020, the Company had zero and one, respectively, designated cash flow hedge interest rate swap transaction outstanding associated with the Company's variable rate deposits. Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives were reclassified to interest income/expense as interest payments were made/received on the Company’s variable-rate assets/liabilities.
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
The table below identifies the balance sheet category and fair value of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of September 30, 2021 and December 31, 2020. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement at September 30, 2021, it could have been required to settle its obligations under the agreement at the termination value.

	September 30, 2021			December 31, 2020
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments
Interest rate product	$239,248	$4,955	Other Assets	$3,491	Other Assets
Mortgage banking derivatives	137,223	1,575	Other Assets	5,213	Other Assets
	$376,471	$6,530	Other Assets	$8,704	Other Assets

Derivatives designated as hedging instruments
Interest rate product	$—	$—	Other Liabilities	$516	Other Liabilities
Derivatives not designated as hedging instruments
Interest rate product	$239,248	$5,110	Other Liabilities	$3,653	Other Liabilities
Other Contracts	26,542	63	Other Liabilities	118	Other Liabilities
	$265,790	$5,173	Other Liabilities	$3,771	Other Liabilities

Liability position on balance sheet		$5,173		$4,287
Cash and other collateral		$3,244		4,168
Net Derivative Amounts		$1,929		$119
The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the three and nine months ended September 30, 2021 and 2020:

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
	Amount of Gain (Loss) Recognized		Location of Gain or (Loss)	Amount of Gain or (Loss)
			Recognized from	Reclassified from Accumulated
Derivatives in Subtopic	in OCI on Derivative		Accumulated Other	OCI into Income
815-20 Hedging	Three Months Ended September 30,		Comprehensive Income into	Three Months Ended September 30,
Relationships (dollars in thousands)	2021	2020	Income	2021	2020
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$—	$31	Interest Expense	$—	$(389)
Total	$—	$31		$—	$(389)

			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain (Loss) Recognized		Recognized from	Reclassified from Accumulated
Derivatives in Subtopic	in OCI on Derivative		Accumulated Other	OCI into Income
815-20 Hedging	Nine Months Ended September 30,		Comprehensive Income into	Nine Months Ended September 30,
Relationships (dollars in thousands)	2021	2020	Income	2021	2020
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$1	$(1,517)	Interest Expense	$(445)	$(755)
Total	$1	$(1,517)		$(445)	$(755)

    The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Income
	Location and Amount of Gain or (Loss) Recognized in Income on
	Fair Value and Cash Flow Hedging Relationships (in 000's)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Interest Expense		Interest Expense
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of fair value or cash flow hedges are recorded	$—	$(389)	$(445)	$(755)

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$—	$(389)	$(445)	$(755)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	$—	$(389)	$(445)	$(755)
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component	$—	$—	$—	$—

Effect of Derivatives Not Designated as Hedging Instruments on the Statements of Income
		Amount of Income (Loss)
		Recognized in Income on
	Location of	Derivative
Derivatives Not Designated as Hedging	(Loss) Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Instruments under Subtopic 815-20	Income on Derivative	2021	2020	2021	2020
Interest Rate Products	Other income / (expense)	$277	$(40)	$261	$(326)
Mortgage banking derivatives	Other income / (expense)	1,575	6,015	5,268	6,015
Other Contracts	Other income / (expense)	—	(13)	44	(77)
Total		$1,852	$5,962	$5,573	$5,612

Note 8. Long-Term Borrowings
The following table presents information related to the Company’s long-term borrowings as of September 30, 2021 and December 31, 2020.

(dollars in thousands)	September 30, 2021	December 31, 2020
Subordinated Notes, 5.75%	$70,000	$70,000
Subordinated Notes, 5.0%	—	150,000
FHLB Advance, 1.81%	—	50,000
Less: unamortized debt issuance costs	(361)	(1,923)
Long-term borrowings	$69,639	$268,077
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

Note 9. Net Income per Common Share
The calculation of net income per common share for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Basic:
Net income	$43,609	$41,346	$135,071	$93,325
Average common shares outstanding	31,959	32,229	31,931	32,434
Basic net income per common share	$1.36	$1.28	$4.23	$2.88

Diluted:
Net income	$43,609	$41,346	$135,071	$93,325
Average common shares outstanding	31,959	32,229	31,931	32,434
Adjustment for common share equivalents	72	22	62	24
Average common shares outstanding-diluted	32,031	32,251	31,993	32,458
Diluted net income per common share	$1.36	$1.28	$4.22	$2.88

Anti-dilutive shares	3	26	3	26
Note 10. Other Comprehensive Income
The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2021
Net unrealized gain (loss) on securities available-for-sale	$(7,682)	$1,979	$(5,703)
Less: Reclassification adjustment for net gains (losses) included in net income	(1,519)	386	(1,133)
Total unrealized gain (loss)	(9,201)	2,365	(6,836)

Net unrealized gain (loss) on derivatives	—	—	—
Less: Reclassification adjustment for gain (loss) included in net income	—	—	—
Total unrealized gain (loss)	—	—	—

Other Comprehensive Income (Loss)	$(9,201)	$2,365	$(6,836)

Three Months Ended September 30, 2020
Net unrealized gain (loss) on securities available-for-sale	$(840)	$216	$(624)
Less: Reclassification adjustment for net gains (losses) included in net income	(115)	29	(86)
Total unrealized gain (loss)	(955)	245	(710)

Net unrealized gain (loss) on derivatives	31	(7)	24
Less: Reclassification adjustment for gain (loss) included in net income	389	(100)	289
Total unrealized gain (loss)	420	(107)	313

Other Comprehensive Income (Loss)	$(535)	$138	$(397)

Nine Months Ended September 30, 2021
Net unrealized gain (loss) on securities available-for-sale	$(22,437)	$5,771	$(16,666)
Less: Reclassification adjustment for net gains (losses) included in net income	(2,058)	524	(1,534)
Total unrealized gain (loss)	(24,495)	6,295	(18,200)

Net unrealized loss on derivatives	1,033	(264)	769
Less: Reclassification adjustment for gain (loss) included in net income	(517)	132	(385)
Total unrealized gain (loss)	516	(132)	384

Other Comprehensive Income (Loss)	$(23,979)	$6,163	$(17,816)

Nine Months Ended September 30, 2020
Net unrealized gain (loss) on securities available-for-sale	$18,402	$(5,048)	$13,354
Less: Reclassification adjustment for net gains included in net income	(1,650)	419	(1,231)
Total unrealized gain (loss)	16,752	(4,629)	12,123

Net unrealized gain (loss) on derivatives	(1,986)	662	(1,324)
Less: Reclassification adjustment for gain included in net income	688	(175)	513
Total unrealized gain (loss)	(1,298)	487	(811)

Other Comprehensive Income (Loss)	$15,454	$(4,142)	$11,312
The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2021 and 2020.

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Three Months Ended September 30, 2021
Balance at Beginning of Period	$4,804	$(284)	$4,520
Other comprehensive income before reclassifications	(5,703)	—	(5,703)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,133)	—	(1,133)
Net other comprehensive income during period	(6,836)	—	(6,836)
Balance at End of Period	$(2,032)	$(284)	$(2,316)

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Three Months Ended September 30, 2020
Balance at Beginning of Period	$15,942	$(1,274)	$14,668
Other comprehensive income before reclassifications	(624)	24	(600)
Amounts reclassified from accumulated other comprehensive loss	(86)	289	203
Net other comprehensive income during period	(710)	313	(397)
Balance at End of Period	$15,232	$(961)	$14,271

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Nine Months Ended September 30, 2021
Balance at Beginning of Period	$16,168	$(668)	$15,500
Other comprehensive income (loss) before reclassifications	(16,666)	769	(15,897)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,534)	(385)	(1,919)
Net other comprehensive income (loss) during period	(18,200)	384	(17,816)
Balance at End of Period	$(2,032)	$(284)	$(2,316)

	Securities		Accumulated Other
	Available		Comprehensive Income
(dollars in thousands)	For Sale	Derivatives	(Loss)
Nine Months Ended September 30, 2020
Balance at Beginning of Period	$3,109	$(150)	$2,959
Other comprehensive income (loss) before reclassifications	13,354	(1,324)	12,030
Amounts reclassified from accumulated other comprehensive loss	(1,231)	513	(718)
Net other comprehensive income (loss) during period	12,123	(811)	11,312
Balance at End of Period	$15,232	$(961)	$14,271
The following tables present the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020.

	Amount Reclassified from
	Accumulated Other		Affected Line Item in
Details about Accumulated Other	Comprehensive (Loss) Income		the Statement Where
Comprehensive Income Components	Three Months Ended September 30,		Net Income is Presented
(dollars in thousands)	2021	2020
Realized gain on sale of investment securities	$1,519	$115	Gain on sale of investment securities
Interest income derivative deposits	—	(389)	Interest income on deposits
Income tax expense	(386)	71	Income tax expense
Total Reclassifications for the Period	$1,133	$(203)	Net Income

	Amount Reclassified from
	Accumulated Other		Affected Line Item in
Details about Accumulated Other	Comprehensive (Loss) Income		the Statement Where
Comprehensive Income Components	Nine Months Ended September 30,		Net Income is Presented
(dollars in thousands)	2021	2020
Realized gain on sale of investment securities	$2,058	$1,650	Gain on sale of investment securities
Interest income derivative deposits	517	(688)	Interest income on deposits
Income tax expense	(656)	(244)	Income tax expense
Total Reclassifications for the Period	$1,919	$718	Net Income
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
September 30, 2021
Assets:
Investment securities available-for-sale:
U.S. treasuries	$—	$24,854	$—	$24,854
U. S. agency securities	—	353,706	—	353,706
Residential mortgage backed securities	—	1,203,136	—	1,203,136
Municipal bonds	—	123,164	—	123,164
Corporate bonds	—	80,101	1,500	81,601
Loans held for sale	—	53,413	—	53,413
Interest rate caps	—	4,882	—	4,882
Mortgage banking derivatives	—	—	1,565	1,565
Total assets measured at fair value on a recurring basis as of September 30, 2021	$—	$1,843,256	$3,065	$1,846,321
Liabilities:
Interest rate swap derivatives	$—	$—	$—	$—
Derivative liability	—	73	—	73
Interest rate caps	—	5,037	—	5,037
Total liabilities measured at fair value on a recurring basis as of September 30, 2021	$—	$5,110	$—	$5,110
December 31, 2020
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$181,921	$—	$181,921
Residential mortgage backed securities	—	825,001	—	825,001
Municipal bonds	—	108,113	—	108,113
Corporate bonds	—	34,350	1,500	35,850
Loans held for sale	—	88,205	—	88,205
Interest rate caps	—	3,413	—	3,413
Mortgage banking derivatives	—	—	5,213	5,213
Total assets measured at fair value on a recurring basis as of December 31, 2020	$—	$1,241,003	$6,713	$1,247,716
Liabilities:
Interest rate swap derivatives	$—	$516	$—	$516
Derivative liability	—	118	—	118
Interest rate caps	—	3,574	—	3,574
Total liabilities measured at fair value on a recurring basis as of December 31, 2020	$—	$4,208	$—	$4,208

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
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of September 30, 2021 and December 31, 2020.

	September 30, 2021
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference
Loans held for sale	$53,413	$52,554	$859

	December 31, 2020
		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference
Loans held for sale	$88,205	$86,551	$1,654
There were no residential mortgage loans held for sale that were 90 or more days past due or on nonaccrual status as of September 30, 2021 or December 31, 2020.
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
The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2021	$1,500	$5,213	$6,713
Realized gain (loss) included in earnings	—	(3,648)	(3,648)
Migrated to level 2 valuation	—	—	—
Ending balance at September 30, 2021	$1,500	$1,565	$3,065

Liabilities:
Beginning balance at January 1, 2021	$—	$—	$—
Ending balance at September 30, 2021	$—	$—	$—

	Investment	Mortgage Banking
(dollars in thousands)	Securities	Derivatives	Total
Assets:
Beginning balance at January 1, 2020	$10,931	$280	$11,211
Realized (loss) gain included in earnings	—	5,735	5,735
Migrated to level 2 valuation	(9,233)	—	(9,233)
Ending balance at September 30, 2020	$1,698	$6,015	$7,713

Liabilities:
Beginning balance at January 1, 2020	$—	$66	$66
Realized gain included in earnings	—	(66)	(66)
Ending balance at September 30, 2020	$—	$—	$—
The investment securities classified as Level 3 consist of one corporate bond of a local banking company which is not publicly traded, and for which the carrying amount approximates fair value.

For Level 3 assets measured at fair value on a recurring or nonrecurring basis as of September 30, 2021and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

		September 30, 2021				December 31, 2020
(dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value	Weighted Average (1)	Fair Value
Mortgage banking derivatives	Pricing Model	Pull Through Rate	84.2% - 87.0%	85.50%	$1,565	79.14%	$5,213
(1) Unobservable inputs for mortgage banking derivatives were weighted by loan amount.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.
At September 30, 2021, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
September 30, 2021
Commercial	$—	$—	$10,019	$10,019
Income producing - commercial real estate	—	—	18,621	18,621
Owner occupied - commercial real estate	—	—	1,593	1,593
Real estate mortgage - residential	—	—	1,281	1,281
Construction - commercial and residential	—	—	—	—
Home equity	—	—	391	391
Other consumer	—	—	—	—
Other real estate owned	—	—	5,135	5,135
Total assets measured at fair value on a nonrecurring basis as of September 30, 2021	$—	$—	$37,040	$37,040

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
December 31, 2020

Commercial	$—	$—	$9,285	$9,285
Income producing - commercial real estate	—	—	21,638	21,638
Owner occupied - commercial real estate	—	—	21,930	21,930
Real estate mortgage - residential	—	—	2,602	2,602
Construction - commercial and residential	—	—	103	103
Home equity	—	—	416	416
Other real estate owned	—	—	4,987	4,987
Total assets measured at fair value on a nonrecurring basis as of December 31, 2020	$—	$—	$60,961	$60,961
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
Quoted market prices, if available, are shown as estimates of fair value. Because no quoted market prices exist for a portion of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instrument values and should not be considered an indication of the fair value of the Company taken as a whole. The estimated fair value of the Company’s financial instruments at September 30, 2021 and December 31, 2020 are as follows:

			Fair Value Measurements
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying
(dollars in thousands)	Value	Fair Value
September 30, 2021
Assets
Cash and due from banks	$8,806	$8,806	$8,806	$—	$—
Federal funds sold	38,934	38,934	—	38,934	—
Interest bearing deposits with other banks	2,452,744	2,452,744	—	2,452,744	—
Investment securities	1,786,659	1,786,659	—	1,785,159	1,500
Accrued interest receivable	40,028	40,028	—	40,028	—
Loans held for sale	53,413	53,413	—	53,413	—
Loans	6,767,957	6,624,261	—	—	6,624,261
Annuity investment	14,206	14,206	—	14,206	—
Mortgage banking derivatives	1,565	1,565	—	—	1,565
Interest rate caps	4,882	4,882	—	4,882	—

Liabilities
Noninterest bearing deposits	2,836,418	2,836,418	—	2,836,418	—
Interest bearing deposits	6,080,567	6,080,567	—	6,080,567	—
Time deposits	751,503	761,212	—	761,212	—
Customer repurchase agreements	29,401	29,401	—	29,401	—
Borrowings	369,639	376,058	—	376,058	—
Interest rate swap derivatives	—	—	—	—	—
Credit risk participation agreement	73	73	—	73	—
Interest rate caps	5,037	5,037	—	5,037	—

December 31, 2020
Assets
Cash and due from banks	$8,435	$8,435	$8,435	$—	$—
Federal funds sold	28,200	28,200	—	28,200
Interest bearing deposits with other banks	1,752,420	1,752,420	—	1,752,420
Investment securities	1,150,885	1,150,885	—	1,149,385	1,500
Accrued interest receivable	40,104	40,104	—	40,104	—
Loans held for sale	88,205	88,205	—	88,205	—
Loans	7,650,633	7,608,687	—	—	7,608,687
Annuity investment	14,468	14,468	—	14,468	—
Mortgage banking derivative	5,213	5,213	—	—	5,213
Interest rate caps	3,413	3,413	—	3,413	—

Liabilities
Noninterest bearing deposits	2,809,334	2,809,334	—	2,809,334	—
Interest bearing deposits	756,923	756,923	—	756,923	—
Time deposits	977,760	993,500	—	993,500	—
Customer repurchase agreements	26,726	26,726	—	26,726	—
Borrowings	568,077	575,435	—	575,435	—
Interest rate swap derivatives	516	516	—	516	—
Credit risk participation agreements	118	118	—	118	—
Interest rate caps	3,574	3,574	—	3,574	—
-

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, on January 25, 2021, the Company entered into a settlement agreement with respect to a previously disclosed shareholder demand letter, covering substantially the same subject matters as the disclosed civil securities class action litigation pending in the SDNY. The letter demanded that the Board undertake an investigation into the Board’s and management’s alleged violations of law and alleged breaches of fiduciary duties, and take appropriate actions following such investigation. On October 4, 2021, the DC Superior Court approved the settlement and dismissed the derivative action complaint. The Company has already begun executing on the terms of the settlement, including the payment of agreed-upon fees and expenses (which were fully covered by the Company’s D&O insurance policy).

In connection with the previously disclosed investigation by the SEC, the Company’s discussions with the Staff have progressed, and the Company continues to engage with the Staff, including senior Staff members, about a potential resolution or settlement of the Staff’s investigation with respect to the Company. The Company is hopeful that these discussions will lead to a timely resolution of the investigation as it relates to the Company and any current employees and directors on a mutually agreeable basis, but there can be no assurance that will be the case. There also can be no assurance that this would result in resolution of any charges against former employees or directors, given the Staff’s ongoing review of the factual record. Any agreements reached by the Company with the Staff would be subject to approval by the Commission, and there can be no assurance that it would be approved. We are unable to predict the outcome of the investigation or these discussions or whether any potential resolution would have a material impact on the Company.

The Company is also continuing discussions with the Staff of the Federal Reserve Board about a potential resolution or settlement of its investigation with respect to the Company. With respect to the other investigations described above, we are unable to predict their duration, scope or outcome.

As previously disclosed, the Company maintains director and officer insurance policies (“D&O Insurance Policies”) that provide coverage for the legal defense costs related to certain of the above-described investigations and litigations. When claims are covered by D&O Insurance Policies, the Company records a corresponding receivable against the incurred legal defense cost expense subject to coverage under the D&O Insurance Policies and then eliminates the receivable and expense when the claim is paid. Subject to any new developments to the above-described investigations and litigations that may occur over the next few months, the Company currently believes there is a possibility that the applicable D&O Insurance Policies may be exhausted as early as the fourth quarter of this year. Once the D&O Insurance Policies are exhausted, the Company will be responsible for paying the defense costs associated with the above-described investigations and litigations for itself and on behalf of any current and former Officers and Directors entitled to indemnification from the Company. Since the commencement of the above-described matters in 2018 through September 30, 2021, the Company’s D&O Insurance carriers have advanced defense cost claims to the Company and its current and former directors and officers in an aggregate of approximately $10 million, excluding the cost of settlements. Because this aggregate amount does not reflect total expenses incurred and includes costs related to certain proceedings that have since settled, this number is not intended to be and should not be used as an estimate of defense costs going forward. The Company cannot predict with any certainty the amount of defense costs that the Company may incur in the future in connection with currently ongoing and any potential future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company’s control.

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
GENERAL
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through EagleBank (the “Bank”), its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of eighteen branch offices, including seven in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C. The Bank also operates five lending offices, with one in Northern Virginia, three in Suburban Maryland and one in Washington, D.C.
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
The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. The Company originates multifamily Federal Housing Administration ("FHA”) loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (“Ginnie Mae”) MBS I program and shortly thereafter sells the resulting securities in the open market to authorized dealers in the normal course of business, and periodically bundles and sells the servicing rights. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages other real estate owned (“OREO”) assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with third parties. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
Impact of COVID-19
Since the inception of the COVID-19 pandemic in March of 2020, much progress has been made in reopening economies back up domestically and abroad. In the United States and in other nations around the world, the availability of vaccines ramped up significantly in the first three quarters of 2021. Although management feels we're generally trending in a positive direction and strides have been made in the fight against COVID-19, we remain cautious given the potential for lingering effects of the pandemic, including vaccination efficacy against variants and the speed of vaccination adoption around the country, which could continue to impair some customers' ability to fulfill their financial obligations to the Company.

In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including directing employees to work from home insofar as is possible and implementing our business continuity plans and protocols to the extent necessary. As concerns over the most severe impacts of the pandemic have abated, the Company's non-branch personnel returned to work on a "hybrid" basis on November 1, 2021. The hybrid workplace allows certain employees to work remotely a portion of the week, but provides that each department has at least 50% of its staff in the office each day. We have established general guidelines for returning to the workplace that include having employees maintain safe distances, staggered work schedules to limit the number of employees in a single location, more frequent cleaning of our facilities and other practices encouraging a safe working environment, including required COVID-19 training programs. We are monitoring jurisdictional guidelines and will continue to respond as appropriate.

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
As an SBA preferred lender, the Bank has been participating in the PPP program, which is winding down as loans complete the forgiveness process. As of September 30, 2021, the Bank had an outstanding balance of PPP loans remaining of $67.3 million.

Following the CARES Act, the Consolidated Appropriations Act was signed in to law on December 27, 2020 which expanded and modified the PPP as well as provided additional COVID-19 support. Subsequently, the American Rescue Plan Act of 2021 was signed in to law on March 11, 2021 providing additional relief in the form of testing and vaccination sites along with direct stimulus checks. Governmental actions taken in response to the COVID-19 pandemic have not always been coordinated or consistent across jurisdictions but, in general, have been expanding in scope and intensity. The efficacy and ultimate effect of these actions is not known.

In response to the COVID-19 pandemic, we had previously implemented a short-term loan modification program to provide temporary payment relief to certain borrowers who meet the program's qualifications. Initial modifications under the program have predominantly been for 90 days, with a second 90 day modification if warranted. These types of loan modifications are no longer being granted at this time. The deferred payments along with interest accrued during the deferral period are due and payable on the existing maturity date of the existing loan. As of September 30, 2021, we had ongoing temporary modifications on approximately 6 loans representing approximately $70 million (approximately 1.0% of total loans) in outstanding balances, as compared to 36 loans representing approximately $72 million (approximately 0.9% of total loans) at December 31, 2020. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-

performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as troubled debt restructurings ("TDRs"). Some of these deferrals may have met the criteria for treatment under U.S. generally accepted accounting principles ("GAAP") as troubled debt restructurings ("TDRs"). Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.

We continue to monitor the impact of COVID-19 closely even as economic forecasts improve. In addition, we continue to monitor the effects that have resulted from the CARES Act and other legislative and regulatory developments related to COVID-19; however, the extent to which the COVID-19 pandemic could impact our operations and financial results during the remainder of 2021 and in 2022 is uncertain.
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

RESULTS OF OPERATIONS
Earnings Summary
Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020
Net income for the three months ended September 30, 2021 was $43.6 million compared to $41.3 million for the same period in 2020, a 5% increase. Net income per basic and diluted common share for the three months ended September 30, 2021 was $1.36 compared to $1.28 per basic and diluted common share for the same period in 2020, a 6% increase.
Net income increased for the three months ended September 30, 2021 relative to the same period in 2020 due primarily to a $7.5 million net reversal of the provision for credit losses and reserve for unfunded commitments, partially offset by lower noninterest income (before investment gain) of $6.8 million due primarily to lower gain on sale of loans. By comparison, the third quarter of 2020 included net provisions for credit losses and unfunded commitments of $4.5 million and noninterest income (before investment gain) of $17.7 million.
Total revenue (i.e. net interest income plus noninterest income) was $87.3 million for the three months ended September 30, 2021 as compared to $96.9 million for the same period in 2020. The most significant portion of revenue is net interest income, which was $79.0 million for the three months ended September 30, 2021, compared to $79.0 million for the same period in 2020. Net interest income was flat due to a 13% increase in average earning assets, offset by a corresponding decline in net interest margin (see next paragraph), when comparing the three months ended September 30, 2021 with the same period in 2020.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.73% for the three months ended September 30, 2021 and 3.08% for the same period in 2020. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
The benefit of noninterest sources funding earning assets was 22 basis points for the three months ended September 30, 2021 as compared to 33 basis points for the same period in 2020. The decrease in benefit from noninterest sources was due to a 58 basis points reduction in the average yield on interest earning assets, as loans (held for investment) declined and investments and interest bearing deposits with other banks increased, compared to a smaller decline of 34 basis points in total interest bearing liabilities. This led to a 35 basis point decrease in the net interest margin for the three months ended September 30, 2021 as compared to the same period in 2020.
Total noninterest income for the three months ended September 30, 2021 decreased to $8.3 million from $17.8 million for the same period in 2020, a 53% decrease. The decrease was primarily due to lower gain on sale of loans, which were entirely of residential mortgage loans. Other income also fell on lower FHA trade premiums. For further information on the components and drivers of these changes see "Noninterest Income" section below.
Gain on sale of loans for the three months ended September 30, 2021 was $3.3 million compared to $12.2 million for the same period in 2020, an decrease of 73%. Residential mortgage origination and sale volume peaked in the third quarter of 2020 based on a combination of low rates, concerns about rising rates and rising home values. This increase in mortgage volume abated as mortgage rates started to increase at the beginning of 2021.
Other income for the three months ended September 30, 2021 decreased to $1.6 million from $4.0 million for the same period in 2020, a 60% decrease. This decrease was attributed to gain on sale of Other Real Estate Owned ("OREO") and FHA trade premiums being negligible for the three months ended September 30, 2021, compared to a combined $2 million for the same period in 2020.

Noninterest expenses totaled $36.4 million for the three months ended September 30, 2021, as compared to $36.9 million for same period in 2020, a 1% decrease. See the "Noninterest Expense" section for further detail on the components and drivers of the change.
Income tax expenses were $14.8 million for the three months ended September 30, 2021 an increase of 5.4%, compared to the same period in 2020. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 41.7% for the three months ended September 30, 2021, as compared to 38.1% the same period in 2020.
Management believes it has effectively managed the Company over the past twelve months as deposits flowed into the Bank, increasing the balance sheet by maintaining a focus on disciplined pricing of both loans and sources of funding.

At September 30, 2021, total loans (including PPP loans) were 13.1% lower than they were a year earlier, and average loans were 10.8% lower in the three months ended September 30, 2021 as compared to the same period in 2020. PPP loans represented $67.3 million of total loans at September 30, 2021, compared to $456.1 million a year earlier. Notwithstanding the impact of the reduction of PPP loans (through forgiveness and sales) to total loans, the decrease in loan balance is mostly attributable to elevated payoffs and prepays due in part to successful completion of construction projects, competition to refinance at lower rates with longer amortization periods, and excess liquidity at competing banks as well as many companies and construction project sponsors. From a liquidity and funding perspective, the Company continues to benefit from a higher level of both interest bearing and noninterest bearing accounts relative to the third quarter of 2020. At September 30, 2021, total deposits were 18.2% higher than deposits a year earlier, while average deposits were 15.8% higher for the three months ended September 30, 2021 compared with the three months ended September 30, 2020.

In terms of the average asset composition, loans, which generally have higher yields than securities and other earning assets, represented 61% of average earning assets for the three months ended September 30, of 2021, down from 78% for the same period in 2020. The decline was primarily a result of strong deposit inflows in the third quarter of 2020, which resulted in a significant increase in cash and securities combined with the aforementioned decline in loans.
The ratio of common equity to total assets was 11.49% at September 30, 2021. This is down from 12.11% a year earlier, as assets increased by 14.6% (supported by strong deposit inflows which significantly increased assets held in cash and securities) and common equity (reduced by dividends and stock repurchases) increased by a smaller 8.9%. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.
For the three months ended September 30, 2021, the Company reported an annualized return on average assets (“ROAA”) of 1.46%, as compared to 1.57% for the same period in 2020. Total shareholders’ equity was $1.33 billion at September 30, 2021, compared to $1.22 billion a year earlier. The annualized return on average common equity (“ROACE”) for the three months ended September 30, 2021 was 13.00% as compared to 13.58% for the same period in 2020. The annualized return on average tangible common equity (“ROATCE”) for the three months ended September 30, 2021 was 14.11% as compared to 14.87% for the same period in 2020. The decrease in these earnings-based ratios, in spite of higher net income for the period ($43.6 million versus $41.3 million), was due to the increase in average assets for the three months ended September 30, 2021, compared to the same period in 2020. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
Net interest income increased by 3% for the nine months ended September 30, 2021 over the same period in 2020 ($246.3 million as compared to $240.1 million). This was largely attributable the decline in the interest paid on deposits outpacing the decline in interest and fees on loans, and a 15.1% increase in average earnings assets compared to an increase of 11.3% for interest bearing liabilities.
For the nine months ended September 30, 2021, the Company reported an annualized ROAA of 1.56% as compared to 1.24% for the same period in 2020. The annualized ROACE for the nine months ended September 30, 2021 was 13.98% as compared to 10.44% for the same period in 2020. The annualized ROATCE for the nine months ended September 30, 2021 was 15.21% as compared to 11.45% for the same period in 2020. The increase in these ratios was primarily due to reversals from the allowance for credit losses on loans and the reserve for unfunded commitments in the first nine months of 2021, versus increases to both of these accounts for the same period in 2020. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

The net interest margin was 2.91% for the nine months ended September 30, 2021 and 3.27% for the same period in 2020. Average earning asset yields decreased 73 basis points to 3.29% for the nine months ended September 30, 2021, as compared to 4.02% for the same period in 2020. The average cost of interest bearing liabilities decreased by 56 basis points to 0.61% for the nine months ended September 30, 2021, as compared to 1.17% for the same period in 2020. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 17 basis points for the nine months ended September 30, 2021 as compared to the same period in 2020 (2.68% as compared to 2.85%). The benefit of noninterest sources funding earning assets decreased by 19 basis points, based on a benefit of 23 basis points for the nine months ended September 30, 2021 as compared to a benefit of 42 basis points for the same period in 2020.

The Company believes it has effectively managed its pricing and interest rate risk over the past twelve months as market interest rates moved lower and have stayed low. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 89% of the Company's total revenue for the nine months ended September 30, 2021.

For the nine months ended September 30, 2021, total loans decreased 11.7% from December 31, 2020 (from $7.8 billion to $6.9 billion), and average loans were 6.0% lower in the first nine months of 2021 as compared to the same period in 2020. At September 30, 2021, total deposits were 5.2% lower than deposits at December 31, 2020, while average deposits were 17.4% higher for the first nine months of 2021 compared with the same period in 2020.

There was decline in average loans from $7.9 billion to $7.4 billion over the nine months ended September 30, 2021 as compared to the same period in 2020, but the Bank has significant liquidity as average deposits increased from $8.3 billion to $9.7 billion. The increase in deposits has come from certain financial intermediary relationships that are also experiencing increased liquidity. In terms of the average asset composition, loans, which generally have higher yields than securities and other earning assets, represented 65% and 80% of average earning assets for the first nine months of 2021 and 2020, respectively. For the first nine months of 2021, as compared to the same period in 2020, average loans, excluding loans held for sale, decreased $473 million, or 6%, due to the sale of PPP loans, and payoffs/paydowns outpaced loan originations/fundings. Average investment securities for the nine months ended September 30, 2021 and 2020 amounted to 13% and 9% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 21% and 11% of average earning assets for the first nine months of 2021 and 2020, respectively.

The provision for credit losses decreased with a reversal of $14.4 million for the nine months ended September 30, 2021 as compared to a provision of $40.7 million for same period in 2020. The primary difference is the during the nine months ended September 30, 2021, the economy was recovering from the COVID-19 pandemic leading to improvement in credit quality and improvement and adjustments in qualitative and environmental factors and corresponding reversals from the Allowance for Credit Losses, versus the same period in 2020 when the onset of the COVID-19 pandemic necessitated increased provisions to the Allowance for Credit Losses. Net charge-offs of $12.2 million for the nine months ended September 30, 2021 represented an annualized 0.22% of average loans, excluding loans held for sale, as compared to $14.6 million, or an annualized 0.25% of average loans, excluding loans held for sale, in the first nine months of 2020. Net charge-offs in the first nine months of 2021 were attributable to commercial loans ($7.4 million) and commercial real estate loans ($4.8 million).

Total noninterest income for the nine months ended September 30, 2021 decreased to $29.8 million from $35.8 million for the same period in 2020, a 17% decrease. Gain on sale of loans for the nine months ended September 30, 2021 decreased to $12.0 million from $16.2 million for the same period in 2020, a 26% decrease. Residential mortgage origination and sale volume rose after a slow first quarter of 2020 and accelerated and peaked in the third quarter of 2020 based on a combination of low rates, concerns about rising rates and rising home values. This increase in mortgage volume abated at the beginning of 2021 as mortgage rates started to increase and has remained at a relatively consistent level for the first three quarters of 2021. Residential mortgage loans locked were $831.4 million for the first nine months of 2021 as compared to $1,433.3 million for the same period in 2020.

Residential lending gains for the first nine months of 2020 include $3.9 million in hedge and mark to market losses incurred during the first three quarters of 2020 that were not repeated in 2021. The 2020 losses were attributable to the Federal Reserve’s market actions negatively impacting mortgage backed securities pricing combined with sharp declines in servicing right valuations associated with investor uncertainty surrounding COVID-19 at the end of March 2020.

Other income for the nine months ended September 30, 2021 decreased to $11.0 million from $12.8 million for the nine months ended September 30, 2020, a 14% decrease. The primary decreases were in loan service fees and gain on sale of OREO. Gains on sale of investments were $2.1 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively.

For the first nine months of 2021, the efficiency ratio was 39.8% as compared to 39.6% for the same period in 2020. Noninterest expenses totaled $109.9 million for the nine months ended September 30, 2021, as compared to $109.2 million for the same period in 2020, a 1% increase. The increase in noninterest expense is primarily from increased salaries and employee benefits, partially offset by a reduction in legal costs.

Salaries and employee benefits were $63.8 million for the nine months ended September 30, 2021, as compared to $54.3 million for the same period in 2020, an increase of $9.5 million or 18% due to payroll taxes associated with annual vesting, additional restricted stock awards granted and amortization, and higher annual incentive accruals based on performance expectations.

Legal, accounting and professional fees decreased $5.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Data processing expenses were $8.5 million for the nine months ended September 30, 2021 compared to $8.0 million for the same period in 2020, a 6% increase.

FDIC expenses were $5.59 million for the nine months ended September 30, 2021 compared to $5.56 million for the same period in 2020, a 0.5% increase.

Other expenses were $9.5 million for the nine months ended September 30, 2021 compared to $11.8 million over the same period ended September 30, 2020, a 19% decrease.

The reasons for the noninterest expense results described above are further discussed in the “Noninterest Expense” section.

Income tax expenses were $46 million for the nine months ended September 30, 2021 an increase of 45%, compared to the same period in 2020. The components and drivers of the change are discussed in the "Income Tax Expense" section below.

The ratio of common equity to total assets increased to 11.49% at September 30, 2021 from 11.16% at December 31, 2020 as the increase in common equity (from earnings of $135.1 million, reduced by dividends of $31.9 million and stock purchases of $677 thousand), for the nine months ended September 30, 2021, outweighed the increase in assets increased over that same period. The earnings are is discussed in the “Earnings Summary” above. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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
Net interest income was $79.0 million for the three months ended September 30, 2021, unchanged from the $79.0 million for the same period in 2020. Net interest income was flat due to a 13% increase in average earnings assets, offset by a corresponding decline in net interest margin, when comparing the three months ended September 30, 2020 with the same period in 2021. Additionally, the PPP loans had an average yield of 6.69% (includes fee acceleration from the forgiveness process) for the three months ended September 30, 2021, which positively impacted the overall yield of the total loan portfolio by approximately 5 basis points.
For the nine months ended September 30, 2021, net interest income increased by $6.2 million, which reflects earnings on a higher level of average earnings assets and $4.7 million of accelerated interest income from the PPP sale in the second quarter of 2021. Additionally, the PPP loans had an average yield of 6.22% (includes fee acceleration from the forgiveness process) for the nine months ended September 30, 2021, which positively impacted the overall yield of the total loan portfolio by approximately 7 basis points.
The net interest margin was 2.91% for the nine months ended September 30, 2021 and 3.27% for the same period in 2020. The decline reflects the impact of lower rates on increased cash and securities balances and loans balances representing a lower percentage of earning assets, partially offset by the accelerated interest income from the PPP sale.

In the first nine months of 2021 as compared to the same period in 2020, average U.S. Treasury rates in the two to five year range decreased by approximately 10 basis points and the average yield curve steepened as the average two to ten year spread went from an average of 43 basis points to an average of 124 basis points. The Company experienced 36 basis points of net interest margin compression between the first nine months of 2020 as compared to the first nine months of 2021 (from 3.27% to 2.91%). In addition, our cost of funds declined 37 basis points (from 0.75% to 0.38%), while the yield on earning assets declined by 73 basis points (from 4.02% to 3.29%). Average liquidity was $2.7 billion for the third quarter of 2021 and $1.3 billion for the third quarter of 2020. The yield on our loan assets was negatively impacted by the low interest rate environment in the first three quarters of 2021 as legacy fixed rate loans originated in higher rate eras matured and paid off or were prepaid off. A substantial portion of the variable rate loan portfolio has interest rate floors that cushioned the decline in loan yields.

Average earning asset yields decreased 73 basis points to 3.29% for the nine months ended September 30, 2021, as compared to 4.02% for the same period in 2020. The average cost of interest bearing liabilities decreased by 56 basis points (to 0.61% from 1.17%) for the nine months ended September 30, 2021 as compared to the same period in 2020. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 17 basis points for the nine months ended September 30, 2021 as compared to 2020 (2.85% as compared to 2.68%).

The tables below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three months ended September 30, 2021 and 2020 and also the nine months ended September 30, 2021 and 2020. Included in the tables are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,668,265	$1,083	0.16%	$1,275,932	$384	0.12%
Loans held for sale (1)	56,866	642	4.52%	79,354	567	2.86%
Loans (1) (2)	7,055,621	81,540	4.59%	7,910,260	88,730	4.46%
Investment securities available for sale (2)	1,670,723	5,877	1.40%	906,990	4,141	1.82%
Federal funds sold	34,805	10	0.11%	33,403	11	0.13%
Total interest earning assets	11,486,280	89,152	3.08%	10,205,939	93,833	3.66%

Total noninterest earning assets	432,215			376,681
Less: allowance for credit losses	92,169			109,025
Total noninterest earning assets	340,046			267,656
TOTAL ASSETS	$11,826,326			$10,473,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$842,086	$402	0.19%	$756,005	$483	0.25%
Savings and money market	4,971,866	3,645	0.29%	3,998,603	4,929	0.49%
Time deposits	763,513	2,543	1.32%	1,112,664	5,583	2.00%
Total interest bearing deposits	6,577,465	6,590	0.40%	5,867,272	10,995	0.75%
Customer repurchase agreements	27,348	14	0.20%	28,523	84	1.17%
Other short-term borrowings	300,003	506	0.67%	300,003	505	0.66%
Long-term borrowings	121,346	2,997	9.88%	267,946	3,211	4.69%
Total interest bearing liabilities	7,026,162	10,107	0.57%	6,463,744	14,795	0.91%

Noninterest bearing liabilities:
Noninterest bearing demand	3,370,649			2,724,640
Other liabilities	98,493			74,066
Total noninterest bearing liabilities	3,469,142			2,798,706

Shareholders’ Equity	1,331,022			1,211,145
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,826,326			$10,473,595

Net interest income		$79,045			$79,038
Net interest spread			2.51%			2.75%
Net interest margin			2.73%			3.08%
Cost of funds			0.35%			0.58%

(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $6.3 million and $5.4 million for the three months ended September 30, 2021 and 2020, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,288,660	$2,239	0.13%	$990,051	$2,104	0.28%
Loans held for sale (1)	79,264	1,936	3.26%	66,158	1,605	3.23%
Loans (1) (2)	7,385,733	258,188	4.67%	7,859,188	277,374	4.71%
Investment securities available for sale (2)	1,506,996	15,878	1.41%	865,484	14,139	2.18%
Federal funds sold	32,146	25	0.10%	33,424	84	0.34%
Total interest earning assets	11,292,799	278,266	3.29%	9,814,305	295,306	4.02%

Total noninterest earning assets	408,167			368,974
Less: allowance for credit losses	100,756			99,198
Total noninterest earning assets	307,411			269,776
TOTAL ASSETS	$11,600,210			$10,084,081

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$819,033	$1,217	0.20%	$787,434	$2,679	0.45%
Savings and money market	4,842,621	11,312	0.31%	3,751,397	21,619	0.77%
Time deposits	826,790	8,759	1.42%	1,199,654	19,757	2.20%
Total interest bearing deposits	6,488,444	21,288	0.44%	5,738,485	44,055	1.03%
Customer repurchase agreements	22,240	34	0.20%	29,710	257	1.16%
Other short-term borrowings	300,003	1,502	0.67%	273,452	1,363	0.66%
Long-term borrowings	197,090	9,114	6.17%	257,265	9,486	4.84%
Total interest bearing liabilities	7,007,777	31,938	0.61%	6,298,912	55,161	1.17%

Noninterest bearing liabilities:
Noninterest bearing demand	3,206,250			2,519,867
Other liabilities	93,960			71,314
Total noninterest bearing liabilities	3,300,210			2,591,181

Shareholders’ Equity	1,292,223			1,193,988
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,600,210			$10,084,081

Net interest income		$246,328			$240,145
Net interest spread			2.68%			2.85%
Net interest margin			2.91%			3.27%
Cost of funds			0.38%			0.75%

(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $26.3 million and $16.1 million for the nine months ended September 30, 2021 and 2020, respectively.
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
Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies, relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, loan concentrations, credit quality, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors. Refer to additional detail regarding these forecasts in the “Allowance for Credit Losses - Loans" section of Note 1 to the Consolidated Financial Statements.
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
During the three months ended September 30, 2021, the ACL on loans reflected a reversal of $8.3 million in the provision and $1.3 million in net charge-offs, which were attributable primarily to one commercial loan with a balance of $1 million. The provision for credit losses on loans for the same period in 2020 was $6.6 million. The high level of provisioning in the third quarter of 2020 was primarily due to the impact of COVID-19 on our actual and expected future credit losses. The reversal in the third quarter of 2021 was primarily driven by the decline in loans, improvement in credit quality, and improvement and adjustments in qualitative and environmental factors. Net charge-offs for the three months ended September 30, 2021, represented an annualized 0.08% of average loans, excluding loans held for sale, as compared to $5.2 million, or an annualized 0.26% of average loans, excluding loans held for sale, for the same period in 2020.

During the nine months ended September 30, 2021, the ACL on loans reflected a reversal of $14.5 million in the provision, and $12.2 million in net charge-offs during the period. The provision for credit losses on loans was $40.7 million for the nine months ended September 30, 2020. Net charge-offs in the first nine months of 2021 represented an annualized 0.22% of average loans, excluding loans held for sale, as compared to $14.6 million, or an annualized 0.25% of average loans, excluding loans held for sale, in the first nine months of 2020.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Balance at beginning of period	$109,579	$73,658
Impact of adopting CECL	—	10,614
Charge-offs:
Commercial	7,691	7,332
Income producing - commercial real estate	5,216	4,300
Owner occupied - commercial real estate	—	20
Real estate mortgage - residential	—	—
Construction - commercial and residential	206	2,947
Construction - C&I (owner occupied)	—	—
Home equity	—	92
Other consumer	1	—
Total charge-offs	13,114	14,691

Recoveries:
Commercial	326	116
Income producing - commercial real estate	97	—
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	499	—
Construction - C&I (owner occupied)	—	—
Home equity	—	—
Other consumer	17	20
Total recoveries	939	136
Net charge-offs	12,175	14,555
Provision for Credit Losses- Loans	(14,498)	40,498
Balance at end of period	$82,906	$110,215

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.22%	0.25%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2021			December 31, 2020
(dollars in thousands)	ACL - Loans	% of Total ACL	% of Total Loans	ACL - Loans	% of Total ACL	% of Total Loans
Commercial	$16,927	20%	19%	$26,569	24%	19%
PPP loans	—	—%	1%	—	—%	6%
Income producing - commercial real estate	41,431	51%	49%	55,385	51%	47%
Owner occupied - commercial real estate	11,945	14%	14%	14,000	13%	13%
Real estate mortgage - residential	1,054	1%	1%	1,020	1%	1%
Construction - commercial and residential	7,613	9%	12%	9,092	8%	11%
Construction - C&I (owner occupied)	3,128	4%	3%	2,437	2%	2%
Home equity	768	1%	1%	1,039	1%	1%
Other consumer	40	—%	—%	37	—%	—%
Total allowance	$82,906	100%	100%	$109,579	100%	100%

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, and nonaccrual loans, which includes the nonperforming portion of TDRs and OREO, totaled $36.4 million at September 30, 2021 representing 0.31% of total assets, as compared to $65.9 million of nonperforming assets, or 0.59% of total assets, at December 31, 2020.
At September 30, 2021, the Company had no accruing loans 90 days or more past due. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.21% of total loans at September 30, 2021, is adequate to absorb expected credit losses within the loan portfolio at that date.
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

The Company had seven TDRs at September 30, 2021 totaling approximately $16.5 million. Five of these loans totaling approximately $10.2 million are performing under their modified terms. In the first nine months of 2020, two performing TDR loans, with a balance of $6.3 million, defaulted on its modified terms and was placed on nonaccrual status. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For both the nine months ended September 30, 2021 and 2020, there were no loans modified in a TDR.

There is uncertainty regarding the region’s overall economic outlook given lack of clarity over how long COVID-19 will continue to impact our region. Management has been working with customers on payment deferrals to assist companies in managing through this crisis. Some of these deferrals may have met the criteria for treatment under GAAP as TDRs. As of September 30, 2021, we had ongoing temporary modifications on approximately 6 loans representing approximately $70 million (approximately 1.0% of total loans) in outstanding balances, as compared to 36 loans representing approximately $72 million (approximately 0.9% of total loans) at December 31, 2020. Additionally, none of the deferrals are reflected in the Company’s asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDRs. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.

Total nonperforming loans amounted to $31.2 million at September 30, 2021 (0.46% of total loans) compared to $60.9 million at December 31, 2020 (0.79% of total loans).
Included in nonperforming assets are OREO properties, which at September 30, 2021 was $5.1 million for five foreclosed properties. As of December 31, 2020, OREO was $5.0 million.
OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were no sales of an OREO property during the first nine months of 2021 or 2020.
The following table shows the amounts of nonperforming assets at the dates indicated for September 30, 2021.

(dollars in thousands)	September 30, 2021	December 31, 2020
Nonaccrual Loans:
Commercial	$12,147	$15,352
Income producing - commercial real estate	14,933	18,879
Owner occupied - commercial real estate	1,593	23,158
Real estate mortgage - residential	2,018	2,932
Construction - commercial and residential	—	206
Construction - C&I (owner occupied)	—	—
Home equity	556	416
Other consumer	—	—
Accruing loans-past due 90 days	—	—
Total nonperforming loans (1)	31,247	60,943
Other real estate owned	5,135	4,987
Total nonperforming assets	$36,382	$65,930

Coverage ratio, allowance for credit losses to total nonperforming loans	265.32%	179.80%
Ratio of nonperforming loans to total loans	0.46%	0.79%
Ratio of nonperforming assets to total assets	0.31%	0.59%
________________________________________________________
(1)Nonaccrual loans reported in the table above do not include loans that migrated from a performing TDR status during the period. During the nine months ended September 30, 2021, there were no loans that migrated from a performing TDR status. During the nine months ended September 30, 2020 there were two loans totaling $6.3 million that migrated from a performing TDR.
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
At September 30, 2021, there were $87.9 million of performing loans considered to be potential problem loans, defined as loans that are not included in the 90 days past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. Potential problem loans were $91.2 million at December 31, 2020. The Company has taken a conservative yet proactive approach with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.
Noninterest Income
Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.
Total noninterest income for the three months ended September 30, 2021 decreased to $8.3 million from $17.8 million for the three months ended September 30, 2020, a 53% decrease. Gain on sale of loans for the three months ended September 30, 2021 decreased to $3.3 million from $12.2 million for the three months ended September 30, 2020, a 73% decrease; a decrease in gains on the sale of residential mortgage comprised the entire $8.9 million difference between the two periods. Residential mortgage loan locked commitments were $280 million for the three months ended September 30, 2021 as compared to $593 million for the same period in 2020.
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
Other income for the three months ended September 30, 2021 decreased to $1.6 million from $4.0 million for the three months ended September 30, 2020, a 60% decrease.
Service charges on deposits for the three months ended September 30, 2021 increased to $1.2 million from $1.1 million for the three months ended September 30, 2020, a 13% increase, due to an increase in deposit activity.
Gain on sale of investment securities were $1.5 million for the three months ended September 30, 2021 compared to $115 thousand for the same period in 2020.
Total noninterest income for the nine months ended September 30, 2021 decreased to $29.8 million from $35.8 million for the nine months ended September 30, 2020, a 17% decrease. Gain on sale of loans for the nine months ended September 30, 2021 decreased to $12.0 million from $16.2 million for the nine months ended September 30, 2020, a 26% decrease; the decrease was driven by lower gains on the sale of residential mortgage loans. Residential mortgage loans locked commitments were $831 million for the first nine months of 2021 as compared to $1.43 billion for the first nine months of 2020. Service charges on deposits for the nine months ended September 30, 2021 decreased to $3.3 million from $3.4 million for the nine months ended September 30, 2020, a 4% decrease.

Residential lending gains for the first nine months of 2020 include $3.9 million in hedge and mark to market losses incurred during the first three quarters of 2020 that were not repeated in 2021. The 2020 losses were attributable to the Federal Reserve’s market actions negatively impacting mortgage backed securities pricing combined with sharp declines in servicing right valuations associated with investor uncertainty surrounding COVID-19 at the end of March 2020.
Other income for the nine months ended September 30, 2021 decreased to $11.0 million from $12.8 million for the nine months ended September 30, 2020, a 14% decrease. The primary decreases were in loan service fees and gain on sale of OREO.

Gains on sale of investments were $2.1 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively.
Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At September 30, 2021, the Company had eight loans outstanding under FHA mortgage loan servicing agreements for a total of $218.5 million. To the extent the mortgage loans underlying the Company’s servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
The Company originates residential mortgage loans and, pending market conditions and other factors outlined above, may utilize either or both "mandatory delivery" and “best efforts” forward loan sale commitments to sell those loans, servicing released. Loans sold are subject to repurchase in circumstances where documentation is deficient, the underlying loan becomes delinquent, or there is fraud by the borrower. Loans sold are subject to penalty if the loan pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under GAAP for possible repurchases. There were no repurchases due to fraud by the borrower during the nine months ended September 30, 2021. The reserve amounted to $89 thousand at September 30, 2021 and is included in other liabilities on the Consolidated Balance Sheets.
Beyond the participation in the PPP program, the Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. There was $232 thousand of income from this source for the nine months ended September 30, 2021 compared to $288 thousand for the same period in 2020. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. See "Note 1: Summary of Significant Accounting Policies" for details regarding the Company’s participation in the PPP program.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, FDIC insurance, and other expenses.
Total noninterest expenses totaled $36.4 million for the three months ended September 30, 2021, as compared to $36.9 million for the three months ended September 30, 2020, a 1.5% decrease. Total noninterest expenses totaled $109.9 million for the nine months ended September 30, 2021, as compared to $109.2 million for the nine months ended September 30, 2020, a 0.6% increase due substantially to the following:
Salaries and employee benefits were $22.1 million for the three months ended September 30, 2021, as compared to $19.4 million for the same period in 2020, an increase of $2.8 million or 14%. Salaries and employee benefits were $63.8 million for the nine months ended September 30, 2021, as compared to $54.3 million for the same period in 2020, an increase of $9.5 million or 18%. For both the three month and nine month periods, the increase was due to increased incentive bonus accruals based on economic outlook in 2021 (continued reopening of economy) compared to accruals in the third quarter of 2020 (continuation of the COVID-19 pandemic), and an increase in share based compensation. At September 30, 2021, the Company’s full time equivalent staff numbered 509 as compared to 515 at September 30, 2020.

Premises and equipment for the three months ended September 30, 2021 and 2020, respectively, were $3.9 million, of which $3.2 million were premise expenses, and $5.1 million, of which $4.4 million were premises expenses. Premises and equipment expenses were $11.1 million for the nine months ended September 30, 2021, of which $9.3 million were premises expenses. For the nine months ended September 30, 2020 premises and equipment expenses were $12.4 million, of which $10.3 million were premises expenses. For the nine months ended September 30, 2021, the Company recognized $291 thousand of sublease revenue as compared to $261 thousand for the same period in 2020. Sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses totaled $1.0 million for the three months ended September 30, 2021 and $928 thousand for the same period in 2020. Marketing and advertising expenses totaled $2.9 million for the nine months ended September 30, 2021 and $3.1 million for the same period in 2020. The decrease was due to lower advertising, promotions and sponsorships.

Data processing expenses were $2.9 million for the three months ended September 30, 2021 compared to $2.7 million for the same period in 2020. Data processing expense increased to $8.5 million for the nine months ended September 30, 2021 from $8.0 million for the same period in 2020, a 6% increase. The increase, which took place in the first quarter of 2021 was related to an increase in licensing fees.
Legal, accounting and professional fees were $2.0 million for the three months ended September 30, 2021, compared to $3.1 million for the three months ended September 30, 2020, a decrease of $1.1 million. Legal fees and expenditures were $357 thousand and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and were primarily associated with previously disclosed ongoing governmental investigations and related subpoenas and document requests, as well as our defense of the previously disclosed class action lawsuit. Legal, accounting and professional fees for the nine months ended September 30, 2021 were $8.5 million compared to $14.1 million for the nine months ended September 30, 2020, a decrease of $5.5 million, primarily due to higher legal fees in 2020 versus the same period in 2021. The amount of legal fees and expenditures reported for the three months ended September 30, 2021 are net of expected insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies but does not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time. See Part II, Item 1 - "Legal Proceedings" for more information.

FDIC expenses were $1.5 million for the three months ended September 30, 2021 compared to $2.2 million for the same period in 2020, a 28% decrease. FDIC expenses were $5.59 million for the nine months ended September 30, 2021 compared to $5.56 million for the same period in 2020, a 0.5% increase. The increase for the first nine months of 2021 compared to the same period in 2020 were due to a higher deposit base, offset by improved metrics used in the calculation of fees.
The major components of other expenses include broker fees, franchise taxes, director compensation and insurance expense. Other expenses decreased to $2.9 million for the three months ended September 30, 2021 from $3.5 million for the same period in 2020, an 18% decrease. Other expenses decreased to $9.5 million for the nine months ended September 30, 2021 from $11.8 million for the same period September 30, 2020, a 19% decrease, due primarily to lower broker fees and lower OREO expense, partially offset by higher real estate taxes-utilities.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 41.6% for the third quarter of 2021, as compared to 38.1% for the third quarter of 2020. For the first nine months of 2021, the efficiency ratio was 39.8% as compared to 39.6% for the same period in 2020. The increase in the third quarter of 2021 over the third quarter of 2020 was primarily due to an decrease in noninterest income.
As a percentage of average assets, total noninterest expense (annualized) was 1.23% for the three months ended September 30, 2021 as compared to 1.41% for the same period in 2020. As a percentage of average assets, total noninterest expense (annualized) was 1.26% for the nine months ended September 30, 2021 as compared to 1.44% for the same period in 2020.
Income Tax Expense
The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) for the three months ended September 30, 2021 and 2020 was 25.4%. The total tax provision for the three months ended September 30, 2021 was $14.8 million, compared to $14.1 million for the three months ended September 30, 2020. The effective income tax rate for the nine months ended September 30, 2021 and 2020 was 25.4%. The total tax provision for the nine months ended September 30, 2021 was $46.1 million, compared to $31.8 million for the nine months ended September 30, 2020. The Company's earnings increased for the three and nine months ended September 30, 2021 with a corresponding increase to disallowed expenses giving rise to no incremental change to the effective tax rate.The Company has not recorded any liabilities for uncertain tax positions as of September 30, 2021. The Company remains subject to periodic audits and reviews by the taxing authorities, and the Company’s returns for the years 2018-2020 remain open for examination.
FINANCIAL CONDITION
Summary

Total assets at September 30, 2021 was $11.6 billion and at December 31, 2020 was $11.1 billion . The largest component of assets, total loans (excluding loans held for sale), were $6.9 billion at September 30, 2021, as compared to $7.8 billion at December 31, 2020, an 11.7% decrease. The decrease in loans over the nine months ended September 30, 2021, was driven by the successful completion of projects, and at the outset of the COVID-19 pandemic, our focus on serving existing loan clients and maintaining credit quality. More recently, in the second and third quarters of 2021, the decline in loans also has been influenced by the competition to refinance at lower rates for longer amortization periods, and excess liquidity at competing banks as well as many companies and construction project sponsors. Additionally, the Bank reduced its PPP loans from $565 million at March 31, 2021 to $67 million at September 30, 2021 though the forgiveness process and loan sales.
Loans held for sale amounted to $53.4 million at September 30, 2021 compared to $88.2 million at December 31, 2020, a 39.4% decrease. The investment portfolio totaled $1.8 billion at September 30, 2021 as compared to $1.2 billion at December 31, 2020, an increase of 55.2%, primarily due to the deployment of cash from deposit inflows into investments.
Total deposits at September 30, 2021 were $9.7 billion and at December 31, 2020 were $9.2 billion. We continue to work on expanding the breadth and depth of our existing relationships while we pursue building new relationships. Total borrowed funds (excluding customer repurchase agreements) were $369.6 million at September 30, 2021, as compared to $568.1 million at December 31, 2020.
Total shareholders’ equity was $1.33 billion as of September 30, 2021 compared to $1.24 billion as of December 31, 2020, an increase of $90.8 million. This increase was primarily from earnings of $135.1 million and $5.8 million in additional paid-in capital associated with share-based compensation, offset by $17.8 million in unrealized losses on AFS securities (net of taxes), $31.9 million in dividends declared and $677 thousand of stock repurchases, .
The Company’s capital ratios remain substantially in excess of regulatory minimum and buffer requirements, with a total risk based capital ratio of 16.59% at September 30, 2021, as compared to 17.04% at December 31, 2020, common equity tier 1 (“CET1”) risk based capital was 15.33% at September 30, 2021 compared to 13.49% at December 31, 2020, tier 1 risk based capital ratios of 15.33% at September 30, 2021, as compared to 13.49% at December 31, 2020, and a tier 1 leverage ratio of 10.58% at September 30, 2021, as compared to 10.31% at December 31, 2020.
The ratio of common equity to total assets was 11.49% at September 30, 2021, as compared to 11.16% at December 31, 2020. Book value per share was $41.68 at September 30, 2021, a 6.7% increase over $39.05 at December 31, 2020. In addition, the tangible common equity ratio was 10.68% at September 30, 2021, as compared to 10.31% at December 31, 2020. Tangible book value per share was $38.39 at September 30, 2021, a 7.4% increase over $35.74 at December 31, 2020. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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

Loans, net of amortized deferred fees and costs, at September 30, 2021 and December 31, 2020 by major category are summarized below.

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,289,215	19%	$1,437,433	19%
PPP loans	67,311	1%	454,771	6%
Income producing - commercial real estate	3,337,303	49%	3,687,000	47%
Owner occupied - commercial real estate	977,617	14%	997,694	13%
Real estate mortgage - residential	76,259	1%	76,592	1%
Construction - commercial and residential	824,133	12%	873,261	11%
Construction - C&I (owner occupied)	222,366	3%	158,905	2%
Home equity	55,527	1%	73,167	1%
Other consumer	1,132	—%	1,389	—%
Total loans	6,850,863	100%	7,760,212	100%
Less: allowance for credit losses	(82,906)		(109,579)
Net loans (1)	$6,767,957		$7,650,633

(1)Excludes accrued interest receivable of $40.0 million and $30.8 million at September 30, 2021 and December 31, 2020, respectively, which is recorded in other assets.

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
Loans outstanding were $6.9 billion at September 30, 2021, a decrease of $909.3 million, or 11.7%, from the $7.8 billion at December 31, 2020. PPP loans outstanding were $67.3 million at September 30, 2021, a decrease of $387.5 million, from the $454.8 million at December 31, 2021. If PPP loans are excluded, loans outstanding were $6.8 billion at September 30, 2021, a decrease of $521.9 million from December 31, 2020. PPP loans accounted for approximately 42.6% total decrease in loans outstanding over the nine months ended September 30, 2021. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

Loan balances have incrementally fallen since the second quarter of 2021. The low interest rate environment and extremely competitive landscape remain factors impacting growth in our lending efforts, and the rate and amount of payoffs have increased in the third quarter. Notwithstanding an increased supply of residential (rental) units, for sale single family residential properties and multi-family commercial real estate leasing in the Bank’s market area have held up well, particularly for well-located projects close to the District of Columbia. As a general matter, there has been some softening and slow decision making relative to renewals in the office leasing market as tenants evaluate the “new normal” with respect to office occupancy. Overall, commercial real estate values have generally held up well, but we continue to be cautious of the capitalization rates at which some assets are trading and as a result we are being cautious with our valuations. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Valuations associated with the moderately priced housing market have generally been increasing, with well-located, Metro-accessible properties garnering a premium. We believe there will be more opportunities to originate loans for large commercial projects and grow the loan portfolio as economic conditions improve. The potential impact from the COVID-19 pandemic may not yet have been fully reflected in the market across all asset types. Please refer to the COVID-19 risk factor in Item 1A below.

Loan Portfolio Exposures - COVID-19:

Industry segments within the Loan Portfolio as of September 30, 2021 that we believe may have heightened risk from the COVID-19 pandemic include:

Industry	Principal Balance (in 000’s)		% of Loan Portfolio
Accommodation & Food Services	$623,813	(1)	9.1%
Retail Trade	79,078	(2)	1.2%

Commercial Real Estate exposure (not included above)
Restaurant	35,043		0.5%
Hotel	61,150		0.9%
Retail	376,342		5.5%
Total	$1,175,426		17.2%
1 Includes $31.3 million of PPP loans.
2 Includes $64 thousand of PPP loans.
Concerns over exposures to the Accommodation and Food Service industry and Retail Trade are the most immediate at this time. Accommodation and Food Service exposure represents 9.1% of the Bank’s loan portfolio as of September 30, 2021. Retail Trade exposure represents 1.2% of the Bank’s loan portfolio. The Bank has ongoing extensive outreach to these customers and has assisted where necessary with PPP loans and payment deferrals or interest-only periods in the short term while customers work to adapt to the evolving landscape of the COVID-19 pandemic. The uncertain duration and severity of the pandemic and the timing of recovery may impact future credit challenges in these areas.

Although not evidenced at September 30, 2021, it is anticipated that some portion of the CRE loans secured by the above property types could be impacted by the tenancies associated with impacted industries. The Bank is working with CRE investor borrowers and monitoring rent collections as part of our portfolio management oversight.
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
For the nine months ended September 30, 2021, noninterest bearing deposits increased by $27.1 million as compared to December 31, 2020, while interest bearing deposits increased by $452.2 million during the same period.
From time to time, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from national brokerage networks, including IntraFi. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (the “CDARS”) and the Insured Cash Sweep product (“ICS”), which provide for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The Bank also is able to obtain one-way CDARS deposits and participates in IntraFi’s Insured Network Deposit (“IND”). At September 30, 2021, total deposits included $2.7 billion of brokered deposits (excluding the CDARS and ICS two-way) which represented 28.3% of total deposits. At December 31, 2020, total brokered deposits (excluding the CDARS and ICS two-way) were $2.4 billion, or 26.2% of total deposits. The CDARS and ICS two-way component represented $808.1 million, or 8.4%, of total deposits and $790.0 million, or 8.6%, of total deposits at September 30, 2021 and December 31, 2020, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition, regulatory position or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event, we would be required to obtain alternate sources for funding.
At September 30, 2021, the Company had $2.84 billion in noninterest bearing demand deposits, representing 29% of total deposits, compared to $2.81 billion of noninterest bearing demand deposits at December 31, 2020, or 31% of total deposits. Average noninterest bearing deposits of total deposits for the nine months ended September 30, 2021 and 2020 were 33% and 31%. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.
As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds that are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $29.4 million at September 30, 2021 compared to $26.7 million at December 31, 2020. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At September 30, 2021 the Company had $751.5 million in time deposits. Time deposits decreased by $226.3 million from year end December 31, 2020. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered certificates of deposits ("CDs") to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, the Company had $300 million of FHLB short-term advances borrowed as part of the overall asset liability strategy and to support loan growth. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.
Long-term borrowings outstanding at September 30, 2021 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024. On August 2, 2021, the Company redeemed $150 million of subordinated debt issued on July 26, 2016. The redemption accelerated deferred financing costs of $1.3 million, which is included in interest income for the third quarter of 2021. For additional information on the subordinated notes, please refer to Notes 8 and 13 to the Consolidated Financial Statements included in this report.
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
Additionally, the Bank can purchase up to $155 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at September 30, 2021, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.7 billion, against which there was $77 thousand outstanding at September 30, 2021. The Bank also has a commitment from IntraFi to place up to $1.8 billion of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $1.65 billion at September 30, 2021. At September 30, 2021, the Bank was also eligible to make advances from the FHLB up to $1.0 billion based on loans pledged as collateral to the FHLB, of which there was $300 million outstanding at September 30, 2021. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB, provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $588 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.
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

Our primary and secondary sources of liquidity remain strong. Average deposits increased 17.4% for the first nine months of 2021 as compared to the same period in 2020. However, we still maintain a very liquid investment portfolio, including significant overnight liquidity. In the third quarter of 2021, average short term liquidity was $2.7 billion, which is above EagleBank’s average needs, and secondary sources of liquidity at September 30, 2021 were $2.9 billion.
At September 30, 2021, under the Bank’s liquidity formula, it had $6.6 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.
Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit at September 30, 2021 are as follows:

(dollars in thousands)
Unfunded loan commitments	$2,180,111
Unfunded lines of credit	96,874
Letters of credit	88,495
Total	$2,365,480

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2021, unfunded loan commitments included $137.0 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature. The pipeline of loan commitments remains strong.
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
During the nine months ended September 30, 2021, the Company was able to produce a net interest margin of 2.91% as compared to 3.27% during the same period in 2020, and continue to manage its overall interest rate risk position. The Company, along with many other banks, continues to be challenged in 2021 during a period of ongoing low interest rates, lower loan balances and an inflow of deposits. This has changed the earning assets mix and increased funds held in investments and interest bearing deposits at other banks, both of which have rates well below those on loans.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of mortgage backed securities. Further, the Company has been managing the investment portfolio to provide liquidity and some additional yield over cash. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended September 30, 2021, the average investment portfolio balance increased by $763.7 million, or 84%, as compared to average balance for the three months ended September 30, 2020. The cash received from deposit growth along with cash flows from the investment and loan portfolio were deployed primarily into cash and new investments, as loan balances have declined.
The percentage mix of municipal securities was 7% of total investments at September 30, 2021 and 9% at December 31, 2020. The portion of the portfolio invested in mortgage backed securities was 67% and 72% at September 30, 2021 and December 31, 2020, respectively. The portion of the portfolio invested in U.S. agency investments was 20% at September 30, 2021 and 16% at December 31, 2020. Shorter duration floating rate corporate bonds were 5% and 3% of total investments at September 30, 2021 and December 31, 2020, respectively, and SBA bonds, which are included in mortgage backed securities, were 3% and 6% of total investments at September 30, 2021 and December 31, 2020, respectively. The duration of the investment portfolio increased to 4.2 years at September 30, 2021 from 3.2 years at December 31, 2020.
The re-pricing duration of the loan portfolio was 18 months at September 30, 2021 as compared to 21 months at December 31, 2020 with fixed rate loans amounting to 42% and 45% of total loans at September 30, 2021 and December 31, 2020, respectively. Variable and adjustable rate loans comprised 58% (offset by 1% from the dilution impact of PPP loans) and 55% of total loans at September 30, 2021 and December 31, 2020, respectively. Variable rate loans are generally indexed to either the one month LIBOR interest rate, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The duration of the deposit portfolio held steady in this low rate environment, measuring 45 months at September 30, 2021 from 42 months at December 31, 2020.
The net unrealized loss before income tax on the investment portfolio was $2.5 million at September 30, 2021 as compared to a net unrealized gain before tax of $22.0 million at December 31, 2020. This change is primarily due to higher interest rates. At September 30, 2021, the net unrealized loss position represented 0.1% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is the static gap analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from September 30, 2021. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.
For the analysis presented below, at September 30, 2021, the simulation assumes a 45 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 0 basis points (compared to a floor 10 basis points in the same analysis as of September 30, 2020), and assumes a 45 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The floor rate in the analysis was lowered due to the fact that in the current interest rate environment, there are interest bearing accounts with current rates less than 10 basis points. The beta factors were lowered from prior period analysis to reflect the Bank's historical experience and the determination that the build-up of excess liquidity would allow the Bank not to raise deposit rates as aggressively as it might under different circumstances.
The Company’s analysis at September 30, 2021 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at September 30, 2021 is 4.9 years, the loan portfolio 1.5 years, the interest bearing deposit portfolio 3.75 years, and the borrowed funds portfolio 6.76 years.
The following table reflects the result of simulation analysis on the September 30, 2021 asset and liabilities balances:

Change in interest rates (basis points)		Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+	400	33.8%	59.8%	12.2%
+	300	24.0%	42.5%	9.4%
+	200	14.5%	25.7%	6.5%
+	100	6.2%	11.1%	3.4%
	—	—	—	—
-	100	(2.1)%	(3.6)%	(9.4)%
-	200	(3.4)%	(5.9)%	(24.6)%
The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The amounts in the first three quarters of 2021 exceeded these limits due to the already low level of rates on non-maturing deposit instruments. Management has determined that due to the level of market rates at September 30, 2021, interest rate shocks of -100, -200, -300 and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at September 30, 2021 are not considered to be excessive. The impact of 2.1% in net interest income and 3.6% in net income given a 100 basis point decrease in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing downward while deposits remain at expected floor rates and are not expected to have lower interest rates.
In the first three quarters of 2021, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at September 30, 2021, was relatively similar to the December 31, 2020 position for both the up and down rate scenarios, though we are showing greater asset sensitivity owing from the change in beta factors described above.
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
During the first three quarters of 2021, average market interest rates increased across the yield curve as compared to the 2020 year end. In the most recent quarter, however, there was on average a flattening of the yield curve as compared to the market rates during second quarter of 2021, with rate decreases being more significant at the longer end of the yield curve.
As compared to the second quarter of 2021 the third quarter average two-year U.S. Treasury rate increased by 5 basis points from 0.17% to 0.22%, the average five year U.S. Treasury rate decreased by 5 basis points from 0.84% to 0.79% and the average ten year U.S. Treasury rate decreased by 27 basis points from 1.59% to 1.32%. The Company’s net interest margin was 2.73% for the third quarter of 2021 and 3.08% in the third quarter of 2020. The Company believes that the net interest margin in the most recent quarter as compared to 2020’s third quarter has been consistent with its interest rate risk analysis.
Gap Position
Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on rate sensitive assets and interest expense on rate sensitive liabilities. Net interest income represented 89% and 87% of the Company’s revenue for the first three quarters of 2021 and 2020, respectively.
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
At September 30, 2021, the Company had a positive gap position of approximately $426 million or 3.68% of total assets, out to three months, and a positive cumulative gap position of $686 million, or 5.92% of total assets out to twelve months. At December 31, 2020, the Company had a positive gap position of approximately $464 million or 4.2% of total assets out to three months and a positive cumulative gap position of $352 million or 3% of total assets out to 12 months. The change in the gap position at September 30, 2021 as compared to December 31, 2020 was due to reduction in time deposits relative to money market demand amount, and the maturity of a $100 million pay fixed balance sheet swap in April 2021. Such a change in the gap position is not deemed material to the Company's overall interest rate risk position, which relies more heavily on simulation analysis that captures the full opportunity within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to the actual results.
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
Gap Analysis
September 30, 2021
(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$216,780	$168,743	$363,334	$329,616	$708,186	$1,786,659
Loans (1)(2)	3,612,317	665,963	1,390,616	643,721	538,247	6,850,864
Fed funds and other short-term investments	2,491,678	—	—	—	—	2,491,678
Other earning assets	108,158	—	—	—	—	108,158
Total	$6,428,933	$834,706	$1,753,950	$973,337	$1,246,433	$11,237,359	$347,958	$11,585,317

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$95,389	$266,272	$583,465	$436,589	$1,454,703	$2,836,418
Interest bearing transaction	812,410	—	—	—	—	812,410
Savings and money market	4,943,157	—	—	—	325,000	5,268,157
Time deposits	122,449	308,402	295,711	21,811	3,130	751,503
Customer repurchase agreements and fed funds purchased	29,401	—	—	—	—	29,401
Other borrowings	—	—	69,639	—	300,000	369,639
Total	$6,002,806	$574,674	$948,815	$458,400	$2,082,833	$10,067,528	$186,092	$10,253,620
GAP	$426,127	$260,032	$805,135	$514,937	$(836,400)	$1,169,831
Cumulative GAP	$426,127	$686,159	$1,491,294	$2,006,231	$1,169,831

Cumulative gap as percent of total assets	3.68%	5.92%	12.87%	17.32%	10.10%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$—	$—	$—	$—	$—	$—
Interest Rate Swaps - Fed Funds based	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—		$—
GAP	$426,127	$260,032	$805,135	$514,937	$(836,400)	$1,169,831
Cumulative GAP	$426,127	$686,159	$1,491,294	$2,006,231	$1,169,831
Cumulative gap as percent of total assets	3.68%	5.92%	12.87%	17.32%	10.10%
(1)Excludes loans held for sale
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
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has focused on commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At September 30, 2021, we did exceed the construction, land development, and other land acquisitions regulatory concentration threshold, we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 105% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, as our commercial real estate concentration fluctuates each quarter, we may be required to maintain higher levels of capital, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Capital Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

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
The Board of Governors of the Federal Reserve Board and the FDIC have adopted rules (the “Basel III Rules”) implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the Basel III Rules, the Company and Bank are required to maintain, inclusive of the capital conservation buffer of 2.5%, a minimum CET1 ratio of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum total capital to risk-weighted assets ratio of 10.5%, and a minimum leverage ratio of 4.0%. At September 30, 2021, the Company and the Bank meet all these requirements, and satisfy the requirement to maintain a capital conservation buffer of 2.5% of CET1 capital for capital adequacy purposes.
During the fourth quarter of 2020, the Company started a new stock repurchase plan. Under the Board approval in December, the Company may repurchase up to an aggregate of 1,588,848 shares of its common stock (inclusive of shares remaining under the initial authorization), commencing January 1, 2021 through December 31, 2021, subject to earlier termination by the Board of Directors (the “2021 Stock Repurchase Plan”). In the third quarter of 2021, the Company completed repurchases of 11,609 shares for $614,609 at an average cost of $52.94 per share under the 2021 Stock Repurchase Plan. No stock repurchases took place during the second quarter of 2021. In the first quarter of 2021, the Company completed repurchases of 1,466 shares for a total of $62,000 at an average cost of $42.46 per share under the 2021 Stock Repurchase Plan. For the nine months ended September 30, 2021, and since the start of the 2021 Stock Repurchase Plan, the Company has repurchased a total of 13,075 shares for $676,901 at an average cost of $51.77 per share.
The Company announced a regular quarterly cash dividend on September 29, 2021 of $0.40 per share to shareholders of record on October 21, 2021 and payable on November 1, 2021.

The actual capital amounts and ratios for the Company and Bank as of September 30, 2021 and December 31, 2020 are presented in the table below.

	Company		Bank		Minimum Required For Capital	To Be Well Capitalized Under Prompt Corrective
	Actual		Actual		Adequacy	Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Purposes	Regulations*
As of September 30, 2021
CET1 capital (to risk weighted assets)	$1,240,026	15.33%	$1,230,642	15.28%	7.00%	6.50%
Total capital (to risk weighted assets)	1,341,934	16.59%	1,304,550	16.20%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,240,026	15.33%	1,230,642	15.28%	8.50%	8.00%
Tier 1 capital (to average assets)	1,240,026	10.58%	1,230,642	10.53%	4.00%	5.00%

As of December 31, 2020
CET1 capital (to risk weighted assets)	$1,137,896	13.49%	$1,244,028	14.90%	7.00%	6.50%
Total capital (to risk weighted assets)	1,438,224	17.04%	1,338,356	16.03%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,137,896	13.49%	1,224,028	14.90%	8.50%	8.00%
Tier 1 capital (to average assets)	1,137,896	10.31%	1,224,028	11.29%	4.00%	5.00%
* Applies to Bank only
Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At September 30, 2021 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained the minimum required capital ratios listed in the table above.
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

GAAP Reconciliation
(dollars in thousands except per share data)

	September 30, 2021	December 31, 2020	September 30, 2020
Common shareholders’ equity	$1,331,697	$1,240,892	$1,223,402
Less: Intangible assets	(105,103)	(105,114)	(105,165)
Tangible common equity	$1,226,594	$1,135,778	$1,118,237

Book value per common share	$41.68	$39.05	$37.96
Less: Intangible book value per common share	(3.29)	(3.31)	(3.26)
Tangible book value per common share	$38.39	$35.74	$34.70

Total assets	$11,585,317	$11,117,802	$10,106,294
Less: Intangible assets	(105,103)	(105,114)	(105,165)
Tangible assets	$11,480,214	$11,012,688	$10,001,129
Tangible common equity ratio	10.68%	10.31%	11.18%

	September 30, 2021		December 31, 2020	September 30, 2020
	Three Months Ended	Nine Months Ended	Year Ended	Three Months Ended(1)	Nine Months Ended
Average common shareholders’ equity	$1,331,022	$1,292,223	$1,204,341	$1,211,145	$1,193,988
Less: Average intangible assets	(105,126)	(105,151)	(104,903)	(105,106)	(104,826)
Average tangible common equity	$1,225,896	$1,187,072	$1,099,438	$1,106,039	$1,089,162

Net Income Available to Common Shareholders	$43,609	$135,071	$132,217	$41,346	$93,325
Average tangible common equity	$1,225,896	$1,187,072	$1,099,438	$1,032,720	$1,089,162
Annualized Return on Average Tangible Common Equity	14.11%	15.21%	12.03%	14.87%	11.45%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest income	$79,045	$79,038	$246,328	$240,145
Noninterest income	8,299	17,844	29,811	35,809
Revenue	$87,344	$96,882	$276,139	$275,954

Noninterest expense	$36,375	$36,915	$109,856	$109,154
Efficiency ratio	41.65%	38.10%	39.78%	39.56%

(1)These numbers have been corrected from the original disclosure in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, which stated that average common shareholders’ equity was $1,137,826,000, average tangible common equity was $1,032,720,000 and annualized return on average tangible common equity was 15.93%, all for the three months ended September 30, 2020.

Total loans, excluding loans held for sale and PPP loans is a non-GAAP financial measures derived from GAAP-based amounts. The Company calculates total loans, excluding loans held for sale and PPP loans by excluding the balance of the PPP loans from the total loans. The Company considers this information important to shareholders as total loans, excluding loans held for sale and PPP loans is a measure that removes fluctuations associated with the activity related to the non-core business and management of the PPP portfolio.

	September 30, 2021	December 31, 2020	September 30, 2020

Total loans, excluding loans held for sale (GAAP)	$6,850,863	$7,760,212	$7,880,255
Less: PPP loans	(67,311)	(454,771)	(456,115)
Total loans, excluding loans held for sale and PPP loans (Non-GAAP)	$6,783,552	$7,305,441	$7,424,140

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2021 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
For a description of our material pending legal proceedings, see “Note 12. Legal Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
Many of the risks described in the risk factors and other cautionary language included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and current reports filed by the Company with the Securities and Exchange Commission will likely be exacerbated, and the impact of such risks will likely be magnified, as a result of the COVID-19 pandemic. We expect the negative impacts of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations to be the most severe in the following areas:
•Loan Credit Quality.  The significant disruption resulting from the COVID-19 pandemic has been materially affecting the businesses of our customers and of their customers, which impacts their creditworthiness, their ability to pay amounts owed to us and our ability to collect those amounts. Further, volatile and unpredictable ongoing market conditions, both as a result of impacts from the COVID-19 pandemic and otherwise, may negatively impact our ability to achieve our long-term loan growth objectives. While there is no shortage of loan demand in current market conditions, the quality of many of the loans available is such that we may have to make trade-off decisions between reaching target loan origination quantities to keep up with our loan growth objectives and maintaining certain target levels of loan quality to protect our credit quality and portfolio. There can be no guarantee that any decisions made in this regard will be successful or lead to our achieving our long-term loan growth and credit quality objectives. If we are too conservative with loan quality, we may not be able to keep up with our peer competitors in terms of loan growth, and if we are too focused on loan growth, our credit quality risk profile may result in material negative impacts on our overall financial performance and results. As loan volume represents our largest contributor to our net interest income, such market conditions, including a continuation of the historically low interest rate environment, may have a material negative impact on our loan credit quality, our short-term and long-term strategy and our results of operations. Among the industry’s most clearly impacted by the pandemic are the Accommodation and Food Service industry, exposure to which represents 9% of our loan portfolio as of September 30, 2021, and the Retail Trade industry, which represents 1% of our loan portfolio as of September 30, 2021.  In addition, approximately 7% of our loan portfolio as of September 30, 2021 is secured by commercial real estate loans secured by restaurants, hotels or retail properties. These areas may have a longer recovery period than other industries. Despite high home sales volumes and our strong performance in gains from residential mortgage loans for the first three quarters of 2021, such volumes and performance are not stable and economic conditions are may likely result in future material declines in real estate values and home sales volumes, and an increase in tenants failing to make or deferring rent payments.  A large portion of our loan portfolio is related to real estate, with 33% consisting of commercial real estate and real estate construction loans, and 83% of our loans being secured by real estate. As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for loan losses, and write-down or charge-off credit relationships, any of which would negatively impact our results of operations. In addition, market upheavals are likely to affect the value of real estate and commercial assets. In the event of foreclosure, it is unlikely that we will be able to sell the foreclosed property at a price that will allow us to recoup a significant portion of the delinquent loan.

•PPP Administration and Compliance. Due to the short timeframe between the passing of the CARES Act and the beginning of the PPP, there continues to be some ambiguity in the laws, rules and guidance regarding the day-to-day mechanics and operations of the program, and particularly how banks should administer the program as we continue in the loan forgiveness stage. There is no guarantee that the Bank will, in all instances, be able to avoid potential processing issues, administrative pitfalls or other obstacles that may present from time to time, and any such issues, pitfalls or other obstacles that arise may result in adverse impacts on our operational and strategic objectives. Further, due to the “first come first served” nature of the PPP, the loans originated under this program may present potential fraud risk and operational risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the government guaranty may not be honored. In particular, there is risk that some borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loans were originated. These factors may result in us having to hold a significant amount of these low-yield loans in our portfolio for an extended period of time, which may negatively impact our broader business performance and results of operations.
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
•Operational Risk. Current and future restrictions on our workforce's access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, the Company implemented a remote working strategy for many of its employees This action may result in increased spending on our business continuity efforts, such as technology and readiness procedures for returning to our offices. We could also experience an increased strain on our risk management policies, as remote working may impact some employees abilities to comply with certain policies. Further, technology in employees' homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including related to the effectiveness of our anti-money laundering and other compliance programs, as well as increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers. Furthermore, while the Company's non-branch personnel returned to work on a "hybrid" basis on November 1, 2021, state and local guidelines continue to evolve, and the operation of a hybrid workplace may negatively impact our ability to attract and retain qualified personnel. Even after the market fully recovers from the impacts of the COVID-19 pandemic, differences in the demands, expectations and priorities of the workforce may require us to rethink and amend our recruiting and retention strategies in order to attract and keep new employees. There is no guarantee that we will be successful in gaining or maintaining a competitive edge against our peer banks in terms of hiring new talent in the near or long term, and any failure to do so may materially impact our business operations and long-term growth.

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

Further, in such matters, it is inherently difficult to determine whether any loss is probable or whether it is possible to estimate the amount of any reasonably possible loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual fine, penalty or other relief, conditions or restrictions, if any, may be, particularly for actions that are in their early stages of investigation. We may be required to pay fines or civil money penalties, or make other payments in connection with certain of these issues. This uncertainty makes it difficult to estimate probable losses, which, in turn, can lead to substantial disparities between the reserves we may establish for such proceedings and the eventual settlements, fines, or penalties. While the Company and Bank carry insurance to protect us from material outlays (excluding regulatory fees and penalties), such insurance may not always fully or even substantially cover such outlays, and any adverse determinations in such actions could have a material adverse effect on our business, financial condition, results of operations and stock price. In the event such insurance is exhausted, any additional fees, costs, expenses and penalties incurred would be borne by the Company and could have a material adverse effect on our business, financial condition, results of operations and stock price.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2021	—	—	—	1,587,382
August 1 - 31. 2021	—	$—	—	1,587,382
September 1 - 30, 2021	11,609	$52.94	11,609	1,575,773
Total	11,609	$52.94	11,609
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
(i) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020
(ii) Consolidated Statement of Income for the three and nine months ended September 30, 2021 and 2020
(iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020
(v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 9, 2021	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date: November 9, 2021	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company