Form 10-K
period 2021-12-31
EAGLE BANCORP INC
filed 2022-03-01
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer ☒
Accelerated filer ☐
Non-accelerated filer ☐
Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2021 was approximately $1.8 billion.

As of February 9, 2022, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 31,950,978.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on
May 19, 2022 are incorporated by reference in Part III hereof.

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
The Bank, a Maryland chartered commercial bank, which is a member of the Federal Reserve System ("Federal Reserve Board" or "Federal Reserve"), is the Company’s principal operating subsidiary. It commenced banking operations on July 20, 1998. The Bank currently operates seventeen branch offices: six in Suburban Maryland; five located in the District of Columbia; and six in Northern Virginia. The Bank also has five lending centers and utilizes various digital capabilities, including remote deposit services and mobile banking services. The Bank maintains its physical presence via branches and lending centers consistent with its strategic plan.
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
Over its twenty-four year history, the Company has grown primarily through organic growth, but also has completed two whole bank acquisitions. On August 31, 2008, the Company acquired Fidelity & Trust Financial Corporation (“Fidelity”) and on October 31, 2014 acquired Virginia Heritage Bank (“Virginia Heritage”). Refer to Note 7 to the Consolidated Financial Statements for additional disclosure regarding intangible assets established incident to mergers and acquisitions.
Description of Services. The Bank offers a broad range of commercial banking services to its business and professional clients, as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. These services include (i) commercial loans for a variety of business purposes such as for working capital, equipment purchases, real estate lines of credit, and government contract financing; (ii) asset based lending and accounts receivable financing (on a limited basis); (iii) construction and commercial real estate loans; (iv) business equipment financing; (v) consumer home equity lines of credit, personal lines of credit and term loans; (vi) consumer installment loans such as auto and personal loans; (vii) personal credit cards offered through an outside vendor; and (viii) residential mortgage loans. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the Bank’s primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves. The Bank also offers online banking, mobile banking and a remote deposit service, which allows clients to facilitate and expedite deposit transactions through the use of electronic devices. A suite of Treasury Management services is also offered to business clients. The Bank’s deposits are insured by the Federal Deposit insurance Corporation ("FDIC") to the fullest extent provided by law.

The Bank’s loan portfolio consists primarily of traditional business and real estate secured loans. Commercial and industrial loans are made, with a substantial portion having variable and adjustable rates, and where the cash flow of the borrower(s) operating business is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. Commercial real estate loans, which comprise the largest portion of the loan portfolio, are secured by both owner occupied and non-owner occupied real property and include a component of acquisition, development and construction ("ADC") lending.
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
The Bank has also developed significant expertise and commitment as a Small Business Administration (“SBA”) lender. The Bank is a preferred lender under the SBA’s Preferred Lender Program. As a preferred lender, the Bank can originate certain SBA loans in-house without prior SBA approval. SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. Under certain circumstances, the Bank attempts to further mitigate commercial term loan losses by using loan guarantee programs offered by the SBA. SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.
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

The Company originates multifamily FHA loans through the Department of Housing and Urban Development’s or HUD’s Multifamily Accelerated Program ("MAP"). The Company securitizes these loans through the Government National Mortgage Association ("Ginnie Mae") MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and periodically bundles and sells the servicing rights.
The Bank's lending activities carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System and general economic conditions, nationally and in the Bank’s primary market area, could have a significant impact on the Bank’s and the Company’s results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. Economic conditions may also adversely affect the value of property pledged as security for loans.
The Bank’s goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully designing and enforcing loan policies and procedures, evaluating each borrower’s business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves may be established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing. At December 31, 2021, owner occupied commercial real estate and construction – C&I (owner occupied) represent approximately 18% of the loan portfolio while non-owner occupied commercial real estate and real estate construction represented approximately 61% of the loan portfolio. The combined owner and non-owner occupied and commercial real estate loans represent approximately 79% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 85% of all loans being secured or partially secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum debt service coverage of 1.0 to 1.15. Personal guarantees may be required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.
The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment, and accounts receivable financing. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans other than PPP loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding loan origination and risk management.
Our lending activities are subject to a variety of borrower lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank’s level of capital. At December 31, 2021, the Bank had a legal lending limit of $199 million. At December 31, 2021, the average loan size outstanding for Commercial Real Estate, or CRE, and Commercial and Industrial, or C&I, loans was $5.7 million and $708 thousand, respectively. In accordance with internal lending policies, the Bank may sell participations in its loans to other banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients. The risk of nonpayment (or deferred payment) of loans is inherent in all lending. The Bank’s marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those associated with loans to larger companies. Management and/or committees of the Bank carefully evaluate loan applications and attempt to minimize credit risk exposure by use of extensive loan application data, due diligence, and approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.
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

The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The Bank manages the interest rate risk on rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Bank obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income. To protect against the price risk inherent in residential mortgage loan commitments, the Bank utilizes a combination of either or both “best efforts” and “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decrease in the values of loans that would result from the exercise of the derivative loan commitments. Under a “best efforts” contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price at which it will purchase the loan from the Bank if the loan to the underlying borrower closes. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. The Bank determines the fair value of interest rate lock commitments and the associated gain by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded. Under a “mandatory delivery” contract, the Bank commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Bank fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions.

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
The general terms and underwriting standards for each type of commercial real estate and construction loan are incorporated into the Bank’s lending policies. These policies are analyzed periodically by management, and the policies are reviewed and re-approved annually by either the Board of Directors or the Credit Oversight Committee. The Bank’s loan policies and practices described in this report are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, by the appropriate officer or committee, in accordance with the Bank’s loan policies. Policy standards are often stated in mandatory terms, such as “shall” or “must”, but these provisions are subject to exceptions. Policy requires that loan value not exceed a percentage of “market value” or “fair value” based upon appraisals or evaluations obtained in the ordinary course of the Bank’s underwriting practices.
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
Commercial land acquisition and construction loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner-user commercial properties. Borrowers are generally required to put equity into each project at levels determined by the appropriate Loan Committee. Commercial land acquisition and construction loans generally are underwritten with a maximum term of 24 months.
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
Commercial permanent loans are generally secured by improved real property, which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The debt service coverage ratio is ordinarily at least 1.0 to 1.15. As part of the underwriting process, debt service coverage ratios are stress tested assuming a 200 basis point increase in interest rates from their current levels.

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
The Company’s loan portfolio includes acquisition, development and construction real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.5 billion at December 31, 2021. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 64.0% of the outstanding ADC loan portfolio at December 31, 2021. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
As of December 31, 2021, the Company has not experienced any significant issues with increased vacancy rates or lower rents for income producing properties financed. The construction loan portfolio has remained solid, particularly in areas of well-located residential and multifamily projects, as the housing market has continued to improve and stabilize. The Washington, D.C. metropolitan area real estate market has been relatively stable; however, certain segments, including suburban offices, have exhibited higher than normal vacancy and experienced concessions in specific submarkets. As part of its overall risk assessments, management carefully reviews the Bank’s loan portfolio and general economic and market conditions on a regular basis and will continue to adjust both quantitative and qualitative reserve factors as necessary.
Deposit services include business and personal checking accounts, NOW accounts, tiered savings and money market account and time deposits with varying maturity structures and customer options. A complete individual retirement account program is available. The Bank also participates in the IntraFi Network, LLC (“IntraFi”) Certificate of Deposit Account Registry Service (“CDARS”) and its Insured Cash Sweep (“ICS”) program, both of which function to assure full FDIC insurance for participating Bank customers. In cooperation with Goldman Sachs Asset Management, the Bank offers a Goldman Sachs Investment Sweep Account, a check writing cash management account that sweeps funds to one of several non-FDIC insured off-balance sheet investment accounts managed by Goldman Sachs. The Bank also utilizes brokered deposit funds in its overall asset/liability management program.

The Bank offers a full range of online banking services for both personal and business accounts and has a Mobile Banking application. Other deposit services include cash management services, business sweep accounts, lockbox, remote deposit capture, account reconciliation services, merchant card services, safety deposit boxes and Automated Clearing House origination. After-hours depositories and ATM service are also available.
The Company and Bank maintain portfolios of short term investments and investment securities consisting primarily of U.S. agency bonds and government sponsored enterprise mortgage backed securities, municipal bonds, and corporate bonds. The Bank also owns equity investments related to membership in the Federal Reserve System and the Federal Home Loan Bank of Atlanta ("FHLB"). The Company’s assets also include equity investments in the form of common stock of two local banking companies. These are categorized as Other Assets and not accounted for in the Fixed Income Securities tables. The investment securities portfolio provides the following objectives: capital preservation, liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. agency securities and high grade municipal and corporate securities, including highly rated subordinated debentures of U.S. regulated banks. High risk investments and non-traditional investments are prohibited. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the Asset Liability Committee ("ALCO") and mortgage backed pass-through securities, which may have final stated maturities of 30 years, with average lives generally not to exceed eight years.
The Company and Bank have formalized an asset and liability management process and have a standing ALCO consisting of senior management who report to the Board. The ALCO operates under established policies and practices and a Committee Charter, which practices are updated and re-approved annually. A typical ALCO meeting includes discussion of current economic conditions and balance sheet and other strategies, including interest rate trends and, the current balance sheet and earnings position, comparisons to budget, cash flow estimates, liquidity positions, liquidity stress tests (quarterly), and funding alternatives as necessary, interest rate risk position (monthly), including derivative positions, capital positions of the Company and Bank, reviews (including independent reviews) of the investment portfolio of the Bank and Company, and the approval of investment transactions. Additionally, monthly ALCO meetings may include reports and analysis of outside firms to enhance the Committee’s knowledge and understanding of various financial matters. Various other bank employees attend monthly committee meetings to build their understanding of all financial matters. A weekly conference call is scheduled to bring added attention primarily to shorter term cash flow estimates and interest rate matters.
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
MARKET AREA
The primary market area of the Bank is the Washington, D.C. metropolitan area. With a population of 6.3 million and projected annualized growth rate of 0.80% through 2027, the region is the 6th largest metropolitan area in the U.S. (U.S. Census Bureau 2020). Total employment in the region is approximately 3.3 million per the 2020 Bureau of Labor Statistics ("BLS") report. The region has added 135,000 jobs in the year 2021, going from a 6.5% unemployment rate to a 3.7% unemployment rate from the end of 2020 to the end of 2021 due substantially to the economic recovery from COVID-19 as vaccines and treatments became widely available. The Washington D.C. metropolitan area contains a substantial federal workforce, as well as a variety of support industries that employ professionals such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, and consultants. The Gross Regional Product (“GRP”) for the metropolitan area in 2020 was reported at $561 billion. This figure can be heavily attributed to the federal government, but other significant sectors include professional and business services, education, healthcare, leisure, and hospitality. The region also has a very active non-profit sector including trade associations, colleges, universities, and major hospitals. Transportation congestion and federal government spending levels remain threats to future economic development and quality of life in the area.

Montgomery County, Maryland, with a total population of 1,062,998 as of 2020 and occupying an area of about 500 square miles, borders Washington, D.C. to the north and is roughly 30 miles southwest of Baltimore. Montgomery County represents a diverse and healthy segment of Maryland’s economy. Montgomery County is a thriving business center and is Maryland’s most populous jurisdiction. Population in the county is expected to grow at an annualized rate of 0.96% through 2027. The State of Maryland boasts an attractive demographic profile, and the economy in and around Montgomery County is among the best in Maryland. The number of jobs in Montgomery County has been relatively stable in the recent past. The unemployment rate in Montgomery County was 4.3% in November of 2021, based on BLS data. A highly educated population has contributed to favorable median household income of $112,813 in 2020, placing it 18th in the nation based on median household income of counties with populations over 100,000. The number of households totaled 387,609 in 2020. According to the U.S. Census, approximately 58.1% of the County’s residents in 2020 hold college or advanced degrees, placing the population of Montgomery County among the most educated in the nation. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector, and legal, financial services, health care, and professional services sectors. Major private employers include Adventist Healthcare, Lockheed Martin, Giant Food, and Marriott International. The county is also an incubator for firms engaged in biotechnology and the area has traditionally attracted significant amounts of venture capital. Montgomery County is home to many major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes of Health, National Oceanic and Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission, the Food and Drug Administration and the Walter Reed National Military Medical Center in Bethesda.

Prince George’s County, Maryland, covers just under 500 square miles, with a total population of 913,568 as of 2020 and is located just east of Washington, D.C. In 2020, the county supported 318,831 households with median income of $88,717. The unemployment rate in the county was 6.0% in November of 2021 according to the BLS. Prince George’s County continues to promote a business friendly environment and is home to major employers such as the University of Maryland, Joint Base Andrews Naval Air Facility Washington, U.S. Internal Revenue Service and United Parcel Service.

The District of Columbia, in addition to being the seat of the federal government, is a vibrant city with a well-educated, diverse population. According to survey data from the latest U.S. Census, the 2020 population of the District of Columbia is 717,189, up from 601,766 in 2010. Median household income in 2020 was $90,695, above the national median of $66,010. The growth of residents in the city is due partially to improvements in the city’s services and to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. As of 2020, the number of households had grown to 327,164 units. The federal government and its employees are a major factor in the economy and support a dynamic business community. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. Unemployment was 5.2% at November 2021 according to BLS. The District of Columbia has a well-educated and highly paid work force. Large employers include the federal government, many local universities, and hospitals. Another significant factor in the economy is the leisure and hospitality industry, as Washington, D.C. remains a popular tourist destination for both national and international travelers, absent a pandemic.

Fairfax County and Fairfax City, Virginia, are just across the Potomac River and west from Washington, D.C., and are a large, affluent jurisdiction with a population of 1,181,739 as of 2020. Fairfax County covers about 395 square miles. Fairfax County and the City are one of the leading technology centers in the US, and are a thriving residential as well as business center with 427,455 households. The County and City are among the most affluent in the country with median annual household income of $123,964 as of 2020, placing them 4th in the nation for counties with a population over 100,000. Unemployment was 2.3% in November of 2021 according to the BLS. The population is highly educated, with about 60.9% of residents over 25 years of age holding at least a bachelor’s degree as of 2020. Major companies headquartered in the county, which are also major employers, include Capital One Financial, DXC Technology, Gannett, General Dynamics, Hilton Hotels, Leidos, Sallie Mae, and Inova Health Systems. The county is also home to several federal entities including the CIA, Fort Belvoir and a major facility of the Smithsonian Institution.

Arlington County, Virginia, has a population of 242,987 as of 2020. The county is made up of 26 square miles and is situated just west of Washington, D.C., directly across the Potomac River. There are approximately 117,133 households with a median household income of $122,703 as of December 2020, placing it 7th in the nation for counties with a population over 100,000. Significant private sector employers include Deloitte, Lockheed Martin, Virginia Hospital Center and Marriott International, Inc. The unemployment rate was just 1.9% in November of 2021. This is one of the lowest unemployment rates in the state of Virginia and compares very favorably to the U.S. rate of 3.9%. The population is highly educated, with about 75.3% of residents over 25 years of age holding at least a bachelor’s degree as of 2020.

Alexandria, Virginia is a city with an estimated population of 163,625 as of 2020. The city is made up of just over 15 square miles and sits on the west bank of the Potomac River just south of Arlington, Virginia. There are approximately 80,071 households with a median household income of $104,830 as of 2020. The unemployment rate was 2.4% at November of 2021 according to BLS. The population is highly educated, with over 62.1% of residents over 25 years of age holding at least a bachelor’s degree as of 2020.

Loudoun County, Virginia covers about 520 square miles of land 25 miles northwest of Washington, D.C. and boasts a population of 421,636. Median household income, according to 2020 Census Bureau data, is $144,770 which is more than twice the national median household income of $66,010 and highest of any county in the nation (regardless of population). There are 138,819 households in the County. The unemployment rate was 2.1% at November of 2021 according to BLS. The population is highly educated, with about 61.4% of residents over 25 years of age holding at least a bachelor’s degree as of

2020. The major private employers in the county include United Airlines, Inc., Raytheon Company, Loudoun Hospital Center and Swissport U.S.A., Inc. The county is also home to public sector employees such as the Loudoun County Schools, County of Loudoun, U.S. Department of Homeland Security and the Postal Service.

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
COMPETITION
The Bank faces significant competition in originating and retaining loans and attracting deposits as the Washington, D.C. market area has a high concentration of large and regional banks based outside the area, one large locally based bank that operates nationwide, numerous community banks and several large credit unions. Although some consolidation has occurred in the market in the past few years, the Bank continues to compete with other community banks, savings and loan associations, credit unions, mortgage companies and finance companies, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, private lenders and nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems.
The Bank’s most direct competition for deposits comes from large and regional banks based outside the Washington D,C, market area, all of which have substantially greater financial resources than the Bank. Among the advantages that many of these large institutions have over the Bank are their ability to finance extensive advertising campaigns, maintain extensive branch networks, make larger technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank.
The Bank faces direct competition for loans from each of these institutions described above as well as from mortgage companies, on-line lenders and other loan origination firms. Further, the greater capitalization of the larger institutions headquartered out-of-state allows for higher lending limits than the Bank, although the Bank’s current lending limit is quite favorable and able to accommodate the credit needs of most businesses in the Washington D.C. metropolitan area, which distinguishes it from most community banks in the market area. Some of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent lesser regulation in the case of mortgage companies, finance companies, and many nontraditional competitors.
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

HUMAN CAPITAL RESOURCES AND MANAGEMENT
Human Capital

At EagleBank, our culture is defined by our Relationships F.I.R.S.T. corporate values: Flexible, Involved, Responsive, Strong, and Trusted. We value our employees by investing in a healthy work-life balance, competitive compensation and benefit packages and a vibrant, team-oriented environment centered on professional service and open communication amongst employees. We strive to build and maintain a high-performing culture and be an “employer of choice” by creating a work environment that attracts and retains outstanding, engaged employees who embody our company mantra of “Relationships FIRST”.

The Board of Directors oversees the strategic management of our human capital resources. The Human Resources Department’s day-to-day responsibility is managing our human capital resources.

Talent Acquisition and Retention

As of December 31, 2021 we employed 507 full and part time employees across our 21 locations, which includes our branch offices, corporate offices, lending and other operating facilities. During 2021 we hired 98 employees. Our voluntary turnover rate was 16% in 2021, up from 11% in 2020, but in line with the rate in 2019. None of our employees are represented by a union or subject to a collective bargaining agreement.

Diversity and Inclusion

We strive toward a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences among people. To accomplish this, we have established a Diversity & Inclusion Advisory Council made up of 16 employee representatives.

Women represent 59% of EagleBank’s employees and racial and ethnic minorities represent 62% of EagleBank’s employees as of December 31, 2021. In 2021, 80% of our hires were from diverse groups, including women, racial and ethnic minorities, veterans and people with disabilities.

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

Employee Engagement

We regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. In our last employee survey, conducted in 2020, nearly 70% of employees participated. We host periodic all-employee conference calls to disseminate information and to respond to employee questions.

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

COVID-19

Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health and safety. Our top priority during the COVID-19 pandemic is to protect the health and safety of our employees and their families, customers and the communities we serve. We have implemented enhanced safety and health protocols and provided our employees with 40 hours of emergency sick leave for COVID related absences.

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
The Company. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("the Act") and is subject to regulation and supervision by the Federal Reserve Board. The Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and actions, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also examine the Company and each of its subsidiaries. The Company is subject to risk-based capital requirements adopted by the Federal Reserve Board, which are substantially identical to those applicable to the Bank, and which are described below.
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
The Gramm Leach-Bliley Act of 1999 ("GLB Act") allows a bank holding company or other company to certify its status as a financial holding company, which would allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The Company has not elected financial holding company status.
The Act and the Federal Deposit Insurance Act ("FDIA") require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. As a result of a bank holding company's source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinated capital or other instruments which qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the Bank. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, each of the bank holding company's subsidiary FDIC-insured depository institutions is responsible for losses to the FDIC as a result of an affiliated depository institution's failure.
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
The Bank. The Bank is a Maryland chartered commercial bank and a member of the Federal Reserve System, and a state member bank, whose accounts are insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits of the FDIC. The Bank is subject to regulation, supervision and regular examination by the State of Maryland Office of Financial Regulation and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting shareholders.
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
Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act") by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act. Washington, D.C., Maryland and Virginia have each enacted laws, which permit interstate acquisitions of banks and bank branches. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch.
The GLB Act made substantial changes in the historic restrictions on non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited. The GLB Act also allows banks to engage in a wider array of nonbanking activities through “financial subsidiaries”.

Brokered Deposits. A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Deposit brokers may attract deposits from individuals and companies throughout the United States and internationally whose deposit decisions are based primarily on obtaining the highest interest rates. Certain reciprocal deposits of up to the lesser of $5 billion or 20% of an institution’s deposits are excluded from the definition of brokered deposits, where the institution is "well-capitalized" and has a composite rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2021, brokered deposits represented approximately 26.5% of our total deposits. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy. In addition, banks that become less than "well-capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowing, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations.

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
In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, or RWA, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Although it is uncertain at this time, it is anticipated that some, if not all, of the Basel IV revisions may be incorporated into the capital requirements framework applicable to the Company and the Bank.
In 2016, FASB issued the current and expected credit losses model (“CECL”), which became applicable to us on January 1, 2020. CECL required financial institutions to estimate and establish a provision for expected credit losses over the lifetime of the asset, at the origination or the date of acquisition of the asset, as opposed to reserving for incurred or probable losses through the balance sheet date. Upon implementation, an institution recognized a one-time cumulative effect adjustment to the allowance for credit losses ("ACL"). The federal banking regulators have adopted a rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting CECL. In response to the COVID-19 pandemic, the federal banking regulators issued a final rule in March 2020 that provided banking organizations with an alternative option to temporarily delay for two years the estimated impact of the adoption of the CECL methodology on regulatory capital, followed by the three-year phase-in period. The cumulative amount that is not recognized in regulatory capital will be phased in at 25% per year beginning January 1, 2022. We have elected to adopt the March 2020 interim final rule.

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
•Created the Consumer Financial Protection Bureau ("CFPB"), which has rulemaking authority for a wide range of consumer protection laws that apply to all banks, and has broad powers to supervise and enforce consumer protection laws.
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
•Codified the requirement that holding companies, and other companies that directly or indirectly control an insured depository institution, serve as a source of financial strength.
•Made permanent the $250 thousand limit for federal deposit insurance.
•Permitted national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.
The "Economic Growth, Regulatory Relief, and Consumer Protection Act," or the 2018 Act includes provisions revising Dodd-Frank Act provisions, that among other things: (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) exempt certain transactions valued at less than $400,000 in rural areas from appraisal requirements; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the expanded data disclosures required under the Home Mortgage Disclosure Act, or HMDA; (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TILA-RESPA Integrated Disclosure applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use; (vi) revise treatment of HVCRE exposures; and (vii) create the simplified Community Bank Leverage Capital Ratio. The 2018 Act also exempts community banks from the Volcker Rule, if they have less than $10 billion in total consolidated assets. The 2018 Act also adds certain protections for consumers, including veterans and active duty military personnel, expands credit freezes, and calls for the creation of an identity theft protection database.
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
Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, an independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the GLB Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with over $10 billion in assets. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
As of December 31, 2021, our total assets were $11.8 billion. As an institution with over $10 billion in total consolidated assets, the Bank will become subject to increased regulation and supervision by the Federal Reserve and the FDIC starting in 2022. Therefore, the Bank will be subject to ongoing (rather than periodic) supervision, targeted examinations, more frequent loan portfolio reviews and other enhanced supervision. In particular, the FRB and the FDIC will focus on the soundness of the Bank’s risk management framework and capabilities, given the greater complexity and impact of the Bank’s risks as a larger institution. The Bank will also be required to provide information to the CFPB on a quarterly basis, and be subject to periodic examinations by the CFPB focused on compliance with consumer laws and regulations, as a banking organization over $10 billion in total assets. The changes resulting from the Dodd-Frank Act and CFPB rulemakings and enforcement policies may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require us to change our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

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
In December 2020, the CFPB issued a final rule to create a new category of seasoned qualified mortgages (“Seasoned QMs”), which are presumed to meet the ability-to-pay requirements established by the Dodd-Frank Act. To be considered a

Seasoned QM, loans would have to be first-lien, fixed-rate mortgages that have met certain performance requirements over a 36-month seasoning period. Covered transactions would also have to be held on the creditor’s portfolio during the seasoning period, comply with general restrictions on product features and points and fees and meet certain underwriting requirements (including verification of the consumer’s debt-to-income ratio or residual income at origination). The rule took effect on February 27, 2021, but compliance was not mandatory until July 1, 2021.

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

FDIC Insurance Premiums. Deposits at the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and the Bank is subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average total assets minus average tangible equity. For larger institutions, such as the Bank, the FDIC uses a performance score and a loss-severity score to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. In addition, the FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions.

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
Increased Focus on Lending to Members of the Military. The federal banking agencies and the Department of Justice have recently increased their focus on financial institution compliance with the Service members Civil Relief Act (“SCRA”). The SCRA requires a bank to cap the interest rate at 6% for any loan to a member of the military who goes on active duty after taking out the loan. It also limits the actions the bank can take when a servicemember is in foreclosure. The Bank fully complies with this rule.
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
RISKS RELATED TO OUR BUSINESS AND ECONOMIC CONDITIONS
The COVID-19 pandemic has adversely affected, and is likely to continue to adversely affect, our customers and other businesses in our market area, as well as counterparties and third party vendors. The resulting adverse impacts on our business, financial condition, liquidity and results of operations have been, and may continue to be, varied and significant.
The COVID-19 pandemic and the resulting containment measures have resulted in widespread economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, certain customer segments and other businesses in our market area, as well as counterparties and third-party vendors. We continue to see the impact of the pandemic on our business, which could worsen, particularly since there remains ongoing uncertainty as to how long the COVID-19 pandemic and related containment measures will continue, both in our market area and the rest of the country. This impact has been significant, in certain areas, and could continue to be significant, adverse and potentially material. The full extent of this impact, and the resulting impact on our business, financial condition, liquidity and results of operations, remains inestimable at this time, and will depend on a number of evolving factors and future developments beyond our control and that we are unable to predict, including the duration, spread and severity of the pandemic; the nature, extent and effectiveness of containment measures; the proportion of the population that is willing to be vaccinated; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; the impact and continued availability of monetary, fiscal and other economic policies and programs designed to provide economic assistance to individuals and small businesses; and how quickly and to what extent normal economic and operating conditions can resume. An additional effect of COVID-19 is the adverse impact it has had, and will continue to have, on the workplace and employee retention and recruitment, as many industries shift to full or partial remote working environments. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted.
We expect the potential negative impacts of the COVID-19 pandemic on certain aspects of our business, financial condition, and results of operations to continue, and be the most severe in the following areas:
•Loan Credit Quality. The significant disruption resulting from the COVID-19 pandemic has been materially affecting the businesses of certain segments of our customer bases and of their customers, which impacts their creditworthiness, their ability to pay amounts owed to us and our ability to collect those amounts. Among the industry’s most clearly impacted by the pandemic are the Accommodation and Food Service industry, exposure to which represents 8% of our loan portfolio as of December 31, 2021, and the Retail Trade industry, which represents 1% of our loan portfolio as of December 31, 2021. In addition, approximately 7% of our loan portfolio as of December 31, 2021 is secured by restaurants, hotels or retail properties. These areas may have a longer recovery period than other industries. Despite high home sales and mortgage refinance volumes and our strong performance in gains from residential mortgage loans for the quarter and year ended December 31, 2021, such volumes and performance may not be stable, especially if interest rates increase in 2022 as is widely expected. Economic conditions may likely result in future material declines in real estate values and home sales volumes, and an increase in tenants failing to make or deferring rent payments. A large portion of our loan portfolio is related to real estate, with 78% consisting of commercial real estate and real estate construction loans, and 85% of our loans being secured by real estate. As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for loan losses, and write down or charge off credit relationships, any of which would negatively impact our results of operations. In addition, market upheavals are likely to affect the value of real estate and commercial assets. In the event of foreclosure, it is unlikely that we will be able to sell the foreclosed property at a price that will allow us to recoup a significant portion of the delinquent loan.
•Allowance for Credit Losses. We use a credit reserving methodology known as the Current Expected Credit Losses ("CECL") methodology (which the Bank adopted effective January 1, 2020). Our ability to accurately forecast future losses under this methodology may be impaired by the significant uncertainty surrounding the pandemic and containment measures and the lack of a comparable precedent. For the twelve months ended December 31, 2021, we reduced the ACL by $20.8 million, through reversals and charge-offs as the economy showed signs of recovery from the COVID-19 pandemic due to the wide availability of vaccines and other treatments. As the COVID-19 pandemic continues to evolve, or as our loan balances increase, we may need to record provisions for credit losses in the future. Our losses on our loans and other exposures could exceed our allowance.
•Deposit Business. As a result of government stimulus programs associated with COVID-19 related economic issues, deposit customers have retained a higher level of cash in deposit accounts. While increased low-interest deposits could have a positive impact in the short-term (if interest earned on the funds is in excess of the interest paid on deposits), we would not expect these funds to be replenished as stimulus programs are curtailed and customers use deposit funds for liquidity for their business and individual needs. If deposit levels decline, our available liquidity would decline, and we could be forced to obtain liquidity on terms less favorable than current deposit terms, which would in turn compress margins and negatively impact our results of operations.
•Interest Rate Risk. Our net interest income, lending activities, deposits and profitability have been and could continue to be negatively affected by volatility in interest rates caused by uncertainties stemming from the COVID-19 pandemic. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent. The federal funds rate remained in this range for all of 2021. A prolonged period of extremely volatile and unstable market conditions could increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results or financial condition.
•Operational Risk. Restrictions on our workforce's access to our facilities, due to concerns over COVID-19 contagion risk, could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we modified our business practices by directing a portion of our employees to work remotely from their homes to minimize interruptions to our operations. On November 1, 2021, the Bank adopted a hybrid work model in which certain employees split time between working at the office and working remotely. In mid-December, as the Omicron variant of COVID-19 became prevalent and case rates increased again, the Company directed a portion of our employees to again work remotely, before moving back to the hybrid work model on February 1, 2022. Similar future actions in response to COVID-19 developments, such as new and more virulent variants, could result in our moving away from the hybrid model again. Transitioning back and forth between a hybrid work model and a work from home model may increase our operational risks and introduce additional operational risks, including (i) risks related to our work productivity; (ii) increased spending on our business continuity efforts; (iii) increased strain on certain risk management practices, including, but not limited to, the effectiveness and accuracy of our models, given the potential lack of data inputs and comparable precedent; (iv) risks related to the effectiveness of our anti-money laundering and other compliance programs; (v) increased cybersecurity risk, particularly as technology in employees' homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. Increased cyber risks in this context may include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability, and could seriously disrupt our operations and the operations of any impacted customers. The Company may also experience an increase in attempts at fraudulent activity, such as check fraud, as nefarious individuals try to exploit the dislocations caused by the pandemic.

•External Vendors and Service Providers. We rely on many outside service providers that support our day-to-day operations including data processing and electronic communications, real estate appraisal, loan servicers and local and federal government agencies, offices and courthouses. In light of the containment measures responding to COVID-19, many of these entities may limit the availability and access of their services, which may impact our business. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses, which slows the process for title work and mortgage and UCC filings. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.
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
We have grown in the past several years through organic growth. We intend to seek further growth in the level of our assets and deposits within our existing footprint in the Washington, D.C. metropolitan area, although no additional branches are currently anticipated in 2022. We cannot provide any assurance that we will continue to be able to maintain our rate of growth at acceptable risk levels and upon acceptable terms. Due to the impact of COVID-19 and heightened competition in the Bank’s market area, it has been difficult to maintain loan growth in recent quarters, and this is expected to continue in 2022 and beyond. In 2021, total net loans, the primary source of the Bank’s revenue, declined, although total assets increased over the same period. Further, loan pricing pressures in the highly competitive market for high-quality commercial loans, and the costs and implementation risks associated with pursuing loan growth, has put pressure on loan portfolio yields and consequently the Bank’s net interest margin and net income. Even as economic conditions may improve in future quarters, there can be no assurance that we will be able to increase our total net loans or re-achieve similar loan growth numbers as compared to periods prior to COVID-19 (or re-achieve meaningful increase in loan growth at all) in the short-term or long-term. Additionally, although deposit growth has been strong in the last two years, we may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability, or that we would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect our results of operations, financial condition and stock price.

Failure to maintain effective systems of internal and disclosure controls could have a material adverse effect on our results of operation, financial condition and stock price.
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
As we grow, we need to maintain our regulatory capital levels at or above the required minimum levels. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected or we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. The significant level of ADC loans in our portfolio, and new loans sought by customers, which may be required to be assigned a higher risk weight, could require us to maintain additional capital for these loans.
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
Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels. Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which constituted 33% of our total deposits at December 31, 2021. If we are unable to increase customer deposits in an amount sufficient to fund loan growth, we may be required to rely on other, potentially more expensive, sources of liquidity, such as FHLB borrowings, brokered deposits and repurchase agreements, to fund loan growth, which could adversely affect our earnings, or reduce our rate of growth, which could adversely affect our earnings and stock price.
We also have a significant amount of deposits that are in excess of the maximum FDIC insurance coverage limits. At any time, customers who have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder, or “too big to fail” or could elect to use other non-deposit funding products, such as repurchase agreements, that may require the Bank to pay higher interest and to provide securities as collateral for the Bank’s repurchase obligation. At December 31, 2021, the Bank had approximately $5.3 billion of uninsured deposits, or 53% of our total deposits.
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
A substantial portion of our loans are secured by commercial real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2021, 85% of our loans were secured or partially secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $1.1 billion, or 14.9% of portfolio loans, were land, land development, and construction loans. An additional $1.4 billion, or 19.2% of portfolio loans, were commercial and industrial loans, which are generally not secured by real estate. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and, as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or higher losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.
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

In 2021, the Bank originated $1.1 billion and sold $1.2 billion of residential mortgage loans to investors, as compared to $1.3 billion originated and $1.2 billion sold to investors in 2020. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Changes in tax laws could make home ownership less attractive, reducing the demand for residential mortgage loans. Additionally, in many respects, the traditional mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors we cannot be certain that we will be able to continue to maintain or increase the volume or percentage of revenue or net income produced by the residential mortgage business.
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

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2021, our cumulative net asset sensitive twelve month gap position was +0.9% of total assets. As such, we expect modest increases of approximately +4.7% and +8.1%, respectively, in projected net interest income and net income over a twelve month period resulting from a 100 basis point increase in rates. In addition, our residential mortgage origination and sale volume could decline if interest rates increase. The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.
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
Fluctuations in inflation rates may also have a number of adverse effects on the Bank and the Company. For example, material increases in inflation rates would likely result in an increase in personnel and other operational costs and an increase in salary and wage expenses, which comprise the Bank’s most significant non-interest expense category. Long periods of high inflation also result in higher interest rates, which will increase the Bank’s deposit costs and overall cost of funds. Higher interest rates will also reduce the value of the Bank’s investment portfolio holdings, and if such reductions are significant, they may materially limit our ability to meet future liquidity shortfalls by selling investments without realizing substantial losses. These and other indirect impacts of inflation on the Bank and the Company could significantly adversely affect the Bank's and the Company's earnings and capital in both the short term and long term.
Uncertainty relating to the discontinuation, reform or replacement of LIBOR may adversely affect our results of operations.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, be used as the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.
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
The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. While the Company does not have a significant level of loans to federal government contractors or their subcontractors, the impact of a shutdown of federal government operations, a decline in federal government spending, a reallocation of government spending to different industries or different areas of the country, or a delay in payments to such contractors, could have a ripple effect. In particular, the federal government’s response to COVID-19 has been to provide stimulus to the economy through the PPP, direct payments to taxpayers, and other programs. These programs were generally successful in stabilizing the economy throughout the pandemic. However, as the impact of COVID-19 on the U.S economy recedes and America gets back to work, these stimulus programs are not expected to be continued. The effect of the discontinuance of COVID-19-related stimulus on the local economy in 2022 and beyond is uncertain. Temporary layoffs, staffing freezes, salary reductions or furloughs of government employees or government contractors, and other impacts from the cessation of stimulus or declining government spending, could have adverse impacts on other businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area, and may indirectly lead to a loss of revenues by the Company’s customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses. Accordingly, such potential federal government actions could lead to increases in past due loans, nonperforming loans, credit loss reserves, and charge-offs, and a decline in liquidity.
We rely upon independent appraisals to determine the value of the real estate that secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.
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
RISKS RELATED TO OUR LEGAL AND REGULATORY ENVIRONMENT
Because we have over $10 billion in total assets on our balance sheet, the Company is subject to additional regulation, increased supervision and increased costs in the future.

As of December 31, 2021, our total assets were $11.8 billion. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are examined directly by the CFPB with respect to various federal consumer protection laws, and are subject to enhanced prudential regulation, continuous ongoing supervision by the Federal Reserve and the FDIC and additional regulatory requirements. The Company and the Bank expect to be subject to ongoing supervision by the Federal Reserve and FDIC (as opposed to discrete examinations as a community banking organization), targeted examinations, more frequent loan portfolio reviews, and other enhanced supervision. The Bank will also need to provide information to the CFPB on a quarterly basis, and will be subject to periodic examinations focused on compliance with consumer laws and regulations, as a banking organization with over $10 billion in total assets. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of significant expenses, any of which could have a material adverse effect on our business, financial condition and results of operations.

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
In the normal course of our business, we are named as a defendant in various legal actions arising in connection with our current and/or prior business activities or public disclosures. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, we may be subject to regulatory enforcement actions. We are also, from time to time, the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by various agencies and other bodies regarding our current and/or prior business activities. Additionally, we also from time to time receive demand letters from shareholders, and such letters may lead to these shareholders filing claims or derivative suits against us if our engagement with such shareholders ends in a failure to successfully negotiate a settlement. The Company has received various document requests and subpoenas from securities and banking regulators and U.S. Attorney’s offices in connection with investigations, which the Company believes relate to the Company's identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices, required changes in our senior officers, or other requirements resulting in increased expenses, diminished income and damage to our business. Our involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, regulatory order or agreement, informal enforcement action, or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in adverse audit findings, or additional litigation, investigations or proceedings as other parties, including other litigants and/or government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, results of operations, financial condition and stock price, including in any particular reporting period.

Further, in such matters, it is inherently difficult to determine whether any loss is probable or whether it is possible to estimate the amount of any reasonably possible loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual fine, penalty or other relief, conditions or restrictions, if any, may be, particularly for actions that are in their early stages of investigation. We may be required to pay fines or civil money penalties, or make other payments in connection with certain of these issues. This uncertainty makes it difficult to estimate probable losses, which, in turn, can lead to substantial disparities between the reserves we may establish for such proceedings and the eventual settlements, fines, or penalties. While the Company and Bank carry insurance to protect us from material outlays (excluding regulatory fees and penalties), such insurance may not always fully or even substantially cover such outlays. The Company maintains director and officer insurance policies (“D&O Insurance Policies”) that provide coverage for the legal defense costs related to certain of the above-referenced investigations and litigations. Subject to any new developments to any new or existing investigations and litigations that may occur over the next few months, the Company currently believes there is a possibility that the applicable D&O Insurance Policies may be exhausted as early as the first quarter of 2022. Once the D&O Insurance Policies are exhausted, the Company will be responsible for paying the defense costs associated with those investigations and litigations for itself and on behalf of any current and former officers and directors entitled to indemnification from the Company. The Company cannot predict with any certainty the amount of defense costs that the Company may incur in the future in connection with currently ongoing and any potential future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company’s control. In the event such costs are significant, they could have a material adverse effect on our business, financial condition, results of operations and stock price.

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
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information, or PII, in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third parties), as well as planning for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer, storage and disposal of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations, financial condition and results of operations.
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
The Financial Accounting Standards Board, or FASB, has issued the Current Expected Credit Loss (CECL) standard, which became applicable to us on January 1, 2020. CECL requires financial institutions to estimate and establish a provision for credit losses over the lifetime of the asset, at the origination or acquisition of the asset, as opposed to reserving for probable incurred losses. The CECL model also applies to certain financial assets other than loans, including debt securities. Under the CECL standard, expected credit deterioration would be reflected in the income statement in the period of origination or acquisition of an asset, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Accordingly, the CECL model could require financial institutions, like the Bank, to increase their allowances for credit losses. We elected the Federal Reserve and FDIC’s rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. If we need to make significant and unanticipated increases in our loss allowance in the future, our business, results of operations, capital and financial condition could be materially adversely affected at that time.

The implementation of the CECL model involves the use of estimates and forecasts based on difficult, subjective, and complex judgments, including estimates as to the direction and effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets. To the extent that our analysis of our prior loss experience, current and forecast economic conditions, and other factors included in our estimates of expected loss are incorrect, our ACL may be inadequate. Additionally, to the extent that economic conditions and forecasts and prior loss experience have been favorable, rapid or unforeseen changes in economic conditions or performance of our loans and other financial assets could result in our ACL being inadequate, which could materially adversely affect our business, results of operations and financial condition. There can be no assurance that our judgments about our historical loss experience, categorization of loans and other assets and forecasts of economic conditions and other factors that will impact the expected losses on an asset will be correct.
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
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Although we maintain insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, adversely affect customer or investor confidence, result in a loss of customer business, subject us to additional regulatory scrutiny and possible regulatory penalties, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In November 2021, three federal banking agencies (OCC, FRB, FDIC) approved a final rule that will require banking organizations to notify their primary federal regulator of any significant computer security event that has, or is reasonably likely to have, a material effect on the viability of the organization’s banking operations, its ability to deliver banking products and services, or the stability of the financial sector. This rule also covers service providers when the provider determines that it has experienced such a computer-security incident. This notification must be made no later than 36 hours after the banking organization determines that a cyber incident has occurred. This new rule will become effective on April 1, 2022, with a compliance date of May 1, 2022. The Company is currently establishing internal processes to ensure compliance with this rule. certain criteria. We are evaluating the potential impact of the proposal on our operations.

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
•Actions of one or more investors in selling our common stock short; and
•General market conditions and, in particular, developments related to market conditions for the financial services industry (inclusive of the potential adverse impact by current or anticipated military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events).
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None
ITEM 2.    PROPERTIES
Our principal office is located in Bethesda, Maryland. All properties out of which the Company operates are leased properties. As of December 31, 2021, the Company and its subsidiaries operated out of 21 different locations (some of which have multiple leases); which include our principal corporate office, branch offices, lending centers and an operations center in Washington, D.C., Suburban, Maryland, and Northern Virginia metropolitan areas. Additional information with respect to premises and equipment is presented in Notes 5 and 6 to the Consolidated Financial Statements.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY
Market for Common Stock. The Company’s common stock is listed for trading on the Nasdaq Capital Market under the symbol “EGBN.” Over the twelve month period ended December 31, 2021, the average daily trading volume amounted to approximately 126,207 shares, a decrease from approximately 166,811 shares over the twelve month period ended December 31, 2020. No assurance can be given that a more active trading market will develop or can be maintained. As of February 1, 2022, there were 31,950,978 shares of common stock outstanding, held by approximately 539 shareholders of record. Based on the most recent analysis, the Company believes beneficial shareholders number approximately 10,206. As of February 1, 2021, our directors and executive officers own approximately 2% of our outstanding shares of common stock.
Dividends. The Company pays a regular quarterly cash dividend. In 2021, the Company declared four cash dividends with an aggregate value of $1.40 per share, or $44.7 million.
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
Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2021 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

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
Issuer Repurchase of Common Stock.

Period	Total Number of Shares Purchased (3)(4)	Average Price Paid Per Share(5)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1 - 31, 2021	—	n/a	n/a	1,588,848
February 1 - 28, 2021	1,466	$42.49	1,466	1,587,382
September 1 - 30, 2021	11,609	$52.94	11,609	1,575,773
December 1-31, 2021	100	$53.53	100	1,575,673
Total	13,175	$51.78	13,175	1,575,673
(1) On December 16, 2020, the Company's Board of Directors authorized a new share repurchase program to take effect starting January 1, 2021, after the expiration of the previous repurchase program on December 31, 2020. The Board of Directors authorized the repurchase of 1,588,848 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under this repurchase program, which expired on December 31, 2021.
(2) On December 28, 2021, the Company's Board of Directors authorized a new share repurchase program (the "2022 Repurchase Program") to take effect starting January 1, 2022, after the expiration of the previous repurchase program on December 31, 2021. The Board of Directors authorized the repurchase of 1,600,000 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under 2022 Repurchase Program, which will expire on December 31, 2022, subject to earlier termination of the program by the Board of Directors.
(3) Inclusive of shares remaining available for purchase under the “2022 Repurchase Program”.
(4) Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted shares or restricted share units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(5) Average price paid per share includes commission costs associated with the repurchases.

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for “Securities Authorized for Issuance Under Equity Compensation Plans.”

Stock Price Performance. The following table compares the cumulative total return on a hypothetical investment of $100 in the Company’s common stock from December 31, 2016 through December 31, 2021, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (U.S. Companies) and the KBW Regional Banking Index for the comparable period, including reinvestment of dividends. The KBW Regional Banking Index seeks to reflect the performance of publicly traded companies that do business as regional banks or thrifts listed on all U.S. stock markets.

Eagle Bancorp, Inc.

Total Return Performance
Eagle Bancorp, Inc
Nasdaq Composite Index
KBW Nasdaq Regional Banking Index
Index Value
350
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Eagle Bancorp, Inc.	100.00	95.00	79.92	80.53	70.23	101.48
Nasdaq Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
KBW Nasdaq Regional Banking Index	100.00	101.75	83.95	103.94	94.89	129.65
ITEM 6.    [RESERVED]

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

Caution About Forward Looking Statements. This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “will,” “can,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “assume," "probable," "possible," "continue,” “should,” “could,” “would,” “strive," "seeks,” "deem," "projections," "forecast," "consider," "indicative," "uncertainty," "likely," "unlikely," ""likelihood," "unknown," "attributable," "depends," "intends," "generally," "feel," "typically," "judgment," "subjective" and similar words or phrases. These forward looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward looking statements.

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
GENERAL
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating twenty-three years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997 and to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of seventeen branch offices (six in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C.), a principal corporate office, five lending centers (two are co-located with branches and one co-located in the principal corporate office) and one operations center. Refer to the Business Section above, which describes in detail the various banking services offered.
In general, the economy began to recover in 2021 as COVID-19 vaccines and treatments became more readily available in communities in the US and around the world. The improvement in the overall economy in 2021 led to supply chain issues, low unemployment rates and inflation. This led to expectations that the Federal Reserve Open Market Committee ("FOMC"), would discontinue the generally accommodative monetary policy it had pursued when the COVID-19 pandemic begin in early 2020. In late 2021, the Federal Reserve begun tapering purchases of securities and is no longer expanding its balance sheet as aggressively. Actual real U.S. GDP growth for 2021 was 5.7%, in contrast to a 3.4% decrease in 2020, which was adversely impacted by the onset of COVID-19. Employment climbed throughout 2021 as the U.S. unemployment rate ended the year at 3.9%, down from 6.7% at the end of 2020.

Longer-term U.S. interest rates increased in 2021, with the ten year U.S. Treasury rate averaging 1.45% in 2021 as compared to 0.88% in 2020. The yield curve in 2021 was steeper than in 2020, but narrowed toward the end of 2021 (two year as compared to ten year U.S. Treasury rates).

As the ten year U.S. Treasury rate increased in late 2021, the volume of residential mortgage lending began to decrease. Overall, real estate values in most of the Company's markets were stable-to-increasing in 2021 as interest rates, although up versus the prior year, remained historically low. Political gridlock continued in Washington, D.C. over concerns of pandemic policy, public debt and deficits, as well as tax policy and spending levels.

The Company’s primary market, the Washington, D.C. metropolitan area, has continued to perform well relative to other parts of the country notwithstanding the impact of the COVID-19 pandemic, due to a stable public sector along with increased government spending. The private sector, in particular, the Leisure and Hospitality sector still faces challenges associated with the pandemic. In spite of these challenges, the Washington, D.C. metropolitan area maintains a diverse economy including a large healthcare component, substantial business services, and a highly educated work force.

The Company has the financial resources to meet, and has remained committed to meeting, the credit needs of its community. The decline in the Company's loan balances in 2021 was a result of successful projects paying off, the competition to refinance at lower rates with longer amortization periods, and excess liquidity at competing banks as well as many companies and construction project sponsors. While our loan balances declined in 2021, deposit inflows increased our liquidity levels, which increased earning assets, but negatively impacted net interest margins and resulted in a much lower loan to deposit ratio.

The Company’s capital position remained strong in 2021 as a result of good earnings that were enhanced by reversal of provisions to the ACL, improved economic conditions and improved asset quality. Additionally, while mortgage rates increased in 2021 over 2020, the Company's residential lending group continues to contribute to earnings through the origination and sale of residential mortgages. As a result of the Company’s strong capital position and earnings, we were able to increase our quarterly dividend several times in 2021 and continue our share repurchase program. Although the number of shares repurchased by the Company was much smaller in 2021, this was due to the increase in the price of the Company common stock, making repurchases less accretive to earnings per share.

The Company believes its strategy of remaining growth-oriented, retaining talented staff and maintaining focus on seeking quality lending and deposit relationships has proven successful and is evidenced in its financial and performance ratios. Additionally, the Company believes such focus and strategy of relationship building has fostered future growth opportunities, as the Company’s reputation in the marketplace remains strong. At December 31, 2021, the Company had total assets of approximately $11.8 billion, total loans of $7.1 billion, total deposits of $10.0 billion and seventeen branches in the Washington, D.C. metropolitan area.

Impact of COVID-19
During 2020 and to a lesser extent in 2021, our business has been, and continues to be, impacted by the ongoing outbreak of COVID-19. In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the U.S. and globally, including the markets that we serve. Efforts to limit the spread of COVID-19 have included quarantines, shelter-in-place orders, the closure or limiting capacity of businesses, travel restrictions, supply chain limitations and prohibitions on public gatherings, among other things, throughout many parts of the United States, including the Washington D.C. area.

As the COVID-19 pandemic is ongoing and dynamic in nature, there are many uncertainties, including its severity, duration, impact to our customers, employees and vendors, impact to the financial services and banking industry, impact to the economy as a whole and the level of governmental intervention (both economic and health-related). COVID-19 has negatively affected, and is expected to continue to negatively affect the Company. Furthermore, the sustainability of the economic recovery remains unclear and significant volatility could continue for a prolonged period as the potential exists for additional variants of COVID-19, including the recent Omicron variant, to impede the economic recovery.

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies, including those identified below for the year ended December 31, 2021, inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.
Provision for Credit Losses and Provision for Unfunded Commitments
A consequence of lending activities is that we may incur credit losses, so we record an ACL with respect to loan receivables and a reserve for unfunded commitments (“RUC”) as estimates of those losses. The amount of such losses will vary depending upon the risk characteristics of the loan portfolio as affected by economic conditions such as changes in interest rates, the financial performance of borrowers and regional unemployment rates, which management estimates by using a national forecast and estimating a regional adjustment based on historical differences between the two.

As a result of our January 1, 2020 adoption of FASB's Accounting Standard Codification ("ASC") 326, Measurement of Credit Losses on Financial Instruments, and its related amendments, our methodology for estimating these credit losses changed significantly from years prior to 2020.. The standard replaced the “incurred loss” approach with a “current expected credit loss” approach known as CECL, which requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). CECL removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

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

The Company uses regression analysis of historical internal and peer data (as Company loss data is insufficient) to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default will react to forecasted levels of the loss drivers. For our cash flow model, management utilizes and forecasts regional unemployment by using a national forecast and estimating a regional adjustment based on historical differences between the two as a loss driver over our reasonable and supportable period of 18 months, and reverts back to a historical loss rate over the following twelve months on a straight-line basis. While the COVID-19 pandemic negatively impacted unemployment projections for 2020, which informed our CECL economic forecast and increased our loss reserve for that year, there were positive signs in 2021 as the unemployment rate and economic forecast suggested the impact of the COVID-19 pandemic on credit would not be as significant as previously considered in 2020. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
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
Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. For example, the COVID-19 pandemic has negatively impacted the performance outlook in the Accommodation & Food Service segment of our loan portfolio, which informs our CECL economic forecast and continues to adversely impact our loss reserve as of December 31, 2021. See Notes 1, 3 and 4 to the Consolidated Financial Statements, the “Provision for Credit Losses” section in Management’s Discussion and Analysis, and the COVID-19 risk factor in Item 1A for more information on the provision for credit losses.

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
The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of a reporting unit under the goodwill impairment test is a matter of judgment and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables.
Management performed its annual assessment of goodwill as of December 31, 2021. Based on the results of qualitative assessments of the reporting unit, the Company concluded that no impairment existed at December 31, 2021. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. See “Item 1A Risk Factors—Changes in the value of goodwill and intangible assets could reduce our earnings” for more information.

SELECTED FINANCIAL DATA
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the year ended December 31, 2021. The information contained in this section should be read together with the December 31, 2021 audited Consolidated Financial Statements and the accompanying Notes included in Item 8. Financial Statements And Supplementary Data of this Form 10-K.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2020.

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

	Years Ended December 31,
	2021	2020	2019
Balance Sheets - Period End
Securities	$2,623,408	$1,151,083	$843,363
Loans held for sale	47,218	88,205	56,707
Loans	7,065,598	7,760,212	7,545,748
Allowance for credit losses	(74,965)	(109,579)	(73,658)
Intangible assets, net	105,793	105,114	104,739
Total assets	11,847,310	11,117,802	8,988,719
Deposits	9,981,540	9,189,203	7,224,391
Borrowings	369,670	568,077	498,667
Total liabilities	10,496,535	9,876,910	7,798,038
Total shareholders’ equity	1,350,775	1,240,892	1,190,681
Tangible common equity (1)	1,244,982	1,135,778	1,085,942

Statements of Income
Interest income	$364,496	$389,986	$429,630
Interest expense	39,982	68,424	105,585
Provision (reversal) for credit losses	(20,821)	45,571	13,091
Noninterest income	40,385	45,696	25,699
Noninterest expense	149,165	144,162	139,862
Income before taxes	237,674	176,145	196,791
Income tax expense	60,983	43,928	53,848
Net income	176,691	132,217	142,943
Cash dividends declared	44,691	28,330	22,332
Total revenue (2)	364,899	367,258	349,744

	Years Ended December 31,
(dollars in thousands except per share data)	2021	2020	2019
Per Common Share Data
Net income, basic	$5.53	$4.09	$4.18
Net income, diluted	5.52	$4.09	4.18
Dividends declared	1.40	0.88	0.66
Book value	42.28	39.05	35.82
Tangible book value (3)	38.97	35.74	32.67
Common shares outstanding	31,950,092	31,779,663	33,241,496
Weighted average common shares outstanding, basic	31,935,824	32,334,201	34,178,804
Weighted average common shares outstanding, diluted	32,003,090	32,362,556	34,210,646
Ratios
Net interest margin	2.81%	3.19%	3.77%
Efficiency ratio (4)	40.88%	39.25%	39.99%
Return on average assets	1.49%	1.28%	1.61%
Return on average common equity	13.54%	10.98%	12.20%
Return on average tangible common equity (1)	14.73%	12.03%	13.40%
CET1 capital (to risk weighted assets)	15.02%	13.49%	12.87%
Total capital (to risk weighted assets)	16.15%	17.04%	16.20%
Tier 1 capital (to risk weighted assets)	15.02%	13.49%	12.87%
Tier 1 capital (to average assets)	10.19%	10.31%	11.62%
Tangible common equity ratio	10.60%	10.31%	12.22%
Dividend payout ratio	25.29%	21.59%	15.79%

Asset Quality
Nonperforming assets and loans 90+ past due	$30,843	$65,930	$50,216
Nonperforming assets and loans 90+ past due to total assets	0.26%	0.59%	0.56%
Nonperforming loans to total loans	0.41%	0.79%	0.65%
Allowance for credit losses to loans	1.06%	1.41%	0.98%
Allowance for credit losses to nonperforming loans	256.66%	179.80%	151.16%
Net charge-offs	$13,339	$20,097	$9,377
Net charge-offs to average loans	0.18%	0.26%	0.13%
(1)Tangible common equity and return on average tangible common equity are non-GAAP financial measures. Tangible common equity is defined as total common shareholders’ equity reduced by goodwill and other intangible assets.
(2)Total revenue calculated as net interest income plus noninterest income.
(3)Tangible book value per common share, a non-GAAP financial measure, is defined as tangible common shareholders’ equity divided by total common shares outstanding.
(4)Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

The following table details our Non-GAAP to GAAP reconciliation for the years 2019 through 2021.

Non-GAAP Reconciliation	Years Ended December 31,
(dollars in thousands except per share data)	2021	2020	2019
Common shareholders’ equity	$1,350,775	$1,240,891	$1,190,681
Less: Intangible assets	(105,793)	(105,114)	(104,739)
Tangible common equity	$1,244,982	$1,135,777	$1,085,942

Book value per common share	$42.28	$39.05	$35.82
Less: Intangible book value per common share	(3.31)	(3.31)	(3.15)
Tangible book value per common share	$38.97	$35.74	$32.67

Total assets	$11,847,310	$11,117,802	$8,988,719
Less: Intangible assets	(105,793)	(105,114)	(104,739)
Tangible assets	$11,741,517	$11,012,688	$8,883,980
Tangible common equity ratio	10.60%	10.31%	12.22%

Average common shareholders’ equity	$1,304,902	$1,204,341	$1,172,051
Less: Average intangible assets	(105,256)	(104,903)	(105,167)
Average tangible common equity	$1,199,646	$1,099,438	$1,066,884

Net Income	$176,691	$132,217	$142,943
Average tangible common equity	$1,199,646	$1,099,438	$1,066,884
Return on average tangible common equity	14.73%	12.03%	13.40%

Total noninterest expense	$149,165	$144,162	$139,862

Net interest income	$324,514	$321,562	$324,045
Total noninterest income	40,385	45,696	25,699
Total of net interest and noninterest income	$364,899	$367,258	$349,744
Efficiency ratio	40.88%	39.25%	39.99%
RESULTS OF OPERATIONS
Overview
Net income for the years ending December 31, 2021 and 2020 were $176.7 million and $132.2 million, respectively. Net income per basic and diluted common share for 2021 was $5.53 and $5.52, respectively, compared to $4.09 per basic and diluted common share for 2020, a 35% increase.
Net income increased in 2021 relative to 2020 primarily due to reversals from the allowance for credit losses and, to a lesser extent, net interest income on a higher asset base, partially offset by lower noninterest income and higher noninterest expense.
The most significant portion of revenue (i.e., net interest income plus noninterest income) is net interest income, which increased to $324.5 million in 2021 compared to $321.6 million for 2020. The increase resulted from an increase in average earning assets of 14%, which offset a decline of 38 basis points in net interest margin.
The net interest margin, which measures the difference between interest income and interest expense (i.e., net interest income) as a percentage of earning assets, was 2.81% for 2021 and 3.19% for 2020, a decline of 38 basis points. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.

The provision for credit losses in 2021 was a reversal of $20.8 million as compared to a provision of $45.6 million in 2020. The reversal of the provision was primarily driven by the improved economic environment, adjustments to the quantitative components of the CECL model and improvements in asset quality. For information on the components and drivers of these changes see "Provision for Credit Losses" section below.

Total noninterest income in 2021 was $40.4 million, as compared to $45.7 million in 2020, a 12% decrease.
Noninterest expenses in 2021 totaled $149.2 million, as compared to $144.2 million in 2020, a 3% increase.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 40.88% for 2021 as compared to 39.25% for 2020. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Income tax expense in 2021 was $61.0 million, as compared to $43.9 million in 2020, a 39% increase.
At December 31, 2021, total loan balances (including PPP loans) were 9% lower than they were at December 31, 2020, and average loans were 8% lower in 2021 as compared to 2020. PPP loans represented $51.1 million of total loans at the end of 2021, as compared to $454.8 million at the end of 2020. Excluding PPP loans, loans decreased 4% in 2021, driven by higher payoffs and paydowns, which outpaced originations and advances. The decline in PPP loans was the result of the forgiveness process and, in the second quarter of 2021, the Company's sale of a portion of the PPP loan portfolio.

Deposit growth was strong throughout 2021, and resulted in well above historical average overnight liquidity for the Company. Deposit funding during 2021 was primarily from noninterest bearing and money market accounts. In large part due to those inflows, total deposits at December 31, 2021 were 9% higher than deposits at December 31, 2020, while average deposits were 17% higher for 2021 compared with 2020. This increase in deposits allowed the Company to sustain strong primary and secondary sources of liquidity and increase the size of the investment securities portfolio.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 63% and 76% of average earning assets for 2021 and 2020, respectively. For 2021, as compared to 2020, average loans, excluding loans held for sale, decreased $607.6 million, or 8%, driven by higher payoffs and paydowns, which outpaced originations and advances, and PPP loan forgiveness and sale.

Average investment securities for 2021 were 14% of average earning assets compared to 9% for 2020. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 23% and 12% of average earning assets for 2021 and 2020, respectively, as much higher levels of on-balance sheet liquidity existed throughout 2021. These increases were driven by the decline in loans coupled with the inflow of deposits.

The ratio of common equity to total assets increased to 11.40% at December 31, 2021 from 11.16% at December 31, 2020, due to common equity growing faster rate than total assets, even with common equity reductions due to $682 thousand in share repurchase activity and $44.7 million of cash dividends declared.

For 2021, the return on average assets (“ROAA”) was 1.49%, as compared to 1.28% for 2020. Total shareholders’ equity was $1.35 billion at December 31, 2021 and $1.24 billion and 2020, an increase of 9%. The return on average common equity (“ROACE”) for 2021 was 13.54% as compared to 10.98% for 2020. The return on average tangible common equity (“ROATCE”) for 2021 was 14.73% as compared to 12.03% for 2020. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The increase in these returns was primarily due to reversals from the allowance for credit losses and to a lesser extent net interest income on a higher asset base, partially offset by lower noninterest income and higher noninterest expense.
Net Interest Income and Net Interest Margin
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, loans held for sale, investment securities, and interest bearing deposits with other banks. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings, which consist of federal funds purchased, advances from the FHLB and subordinated notes. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.

Net interest income in 2021 was $324.5 million compared to $321.6 million in 2020. For 2021, net interest income increased 1% over the same period for 2020. The increase resulted from an increase in average earning assets of 14%, which offset a decline of 38 basis points in net interest margin.
The net interest margin was 2.81% for 2021, as compared to 3.19% for 2020, a decline of 38 basis points. This decline was led by a lower rate environment and the decline in loans, which generally have higher yields than securities. Additionally, the increase in deposits, led to an increase in low yielding assets such as securities or interest bearing deposits at other banks, which contributed to net income and liquidity, but lowered net interest margin. In 2021, average loans decreased $607.6 million or 8% and average deposits increased by $1.4 billion or 17%.
Loans, the largest component of interest income on earnings assets, had a yield of 4.62% in 2021, compared to 4.66% in 2020, a decline of 4 basis points (includes PPP loans). The decline in yield was minimized due to disciplined loan pricing practices and the sale or forgiveness of PPP loans, which accelerated net deferred fees and cost into interest income. Additionally, the deposit mix remained favorable, with average noninterest deposits being 34% of average total deposits, up from 31% in 2020. In 2021, total net loans, the primary source of the Bank’s revenue, declined, although total assets increased over the same period. Further, loan pricing pressures in the highly competitive market for high-quality commercial loans, and the cost sand implementation risks associated with pursuing loan growth, has put pressure on loan portfolio yields and consequently the Bank’s net interest margin and net income.

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the years ended December 31, 2021, 2020 and 2019. Included in the table are two measurements, interest rate spread and net interest margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates as compared to cost of funds, management believes that the net interest margin typically provides a better measurement of performance. However, given the increase in assets and liquidity from deposits, the usefulness of net interest margin comparisons are diluted. To illustrate, in 2021 net interest margins declined 38 basis points, which would normally be expected to lead to a decrease in net interest income; however, since average earning assets were up 14%, net interest income increased by 0.9%.
The net interest margin (as compared to the net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Years Ended December 31,
	2021			2020			2019
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,499,377	$3,511	0.14%	$1,181,591	$2,601	0.22%	$392,245	$7,438	1.90%
Loans held for sale	71,043	2,278	3.21%	67,361	2,125	3.15%	40,192	1,565	3.89%
Loans (1) (2)	7,260,886	335,471	4.62%	7,868,523	366,729	4.66%	7,332,886	399,358	5.45%
Investment securities available-for-sale (2)	1,653,522	23,205	1.40%	929,983	18,440	1.98%	796,608	21,037	2.64%
Federal funds sold	31,667	31	0.10%	32,781	91	0.28%	23,253	232	1.00%
Total interest earning assets	11,516,495	364,496	3.16%	10,080,239	389,986	3.87%	8,585,184	429,630	5.00%

Noninterest earning assets	416,492			371,345			339,565
Less: allowance for credit losses	96,252			101,621			71,683
Total noninterest earning assets	320,240			269,724			267,882
Total Assets	$11,836,735			$10,349,963			$8,853,066

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing transaction	$814,999	$1,609	0.20%	$783,568	$3,190	0.41%	$743,361	$6,491	0.87%
Savings and money market	4,947,198	15,000	0.30%	3,925,413	26,271	0.67%	2,873,054	50,042	1.74%
Time deposits	803,718	11,163	1.39%	1,149,185	24,105	2.10%	1,404,748	34,493	2.46%
Total interest bearing deposits	6,565,915	27,772	0.42%	5,858,166	53,566	0.91%	5,021,163	91,026	1.81%
Customer repurchase agreements and federal funds purchased	24,884	51	0.20%	29,345	293	1.00%	30,024	345	1.15%
Other short-term borrowings	300,003	2,008	0.67%	280,126	1,870	0.66%	135,699	2,298	1.67%
Long-term borrowings	164,970	10,151	6.15%	259,975	12,696	4.80%	217,507	11,916	5.40%
Total interest bearing liabilities	7,055,772	39,982	0.57%	6,427,612	68,425	1.06%	5,404,393	105,585	1.95%

Noninterest bearing liabilities:
Noninterest bearing demand	3,374,662			2,643,856			2,210,516
Other liabilities	101,399			74,154			66,106
Total noninterest bearing liabilities	3,476,061			2,718,010			2,276,622

Shareholders’ equity	1,304,902			1,204,341			1,172,051
Total Liabilities and Shareholders’ Equity	$11,836,735			$10,349,963			$8,853,066

Net interest income		$324,514			$321,561			$324,045
Net interest spread			2.59%			2.81%			3.05%
Net interest margin			2.81%			3.19%			3.77%
Cost of funds			0.35%			0.68%			1.23%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $30.6 million, $22.3 million, and $17.8 million, for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2021, as compared to 2020 was due to a decrease in the volume of earning assets more than offset by lower deposit rates. The decrease in net interest income in 2020 as compared to 2019 was a function of an increase in the volume of earning assets more than offset by a decline in the net interest margin.

	2021 compared with 2020			2020 compared with 2019
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$(28,320)	$(2,938)	$(31,258)	$29,171	$(61,799)	$(32,628)
Loans held for sale	116	37	153	1,058	(498)	560
Investment securities	14,354	(9,589)	4,765	3,522	(6,119)	(2,597)
Interest bearing bank deposits	2,901	(1,991)	910	14,968	(19,805)	(4,837)
Federal funds sold	(3)	(57)	(60)	95	(236)	(141)
Total interest income	(10,952)	(14,538)	(25,490)	48,814	(88,457)	(39,643)

Interest paid on
Interest bearing transaction	128	(1,709)	(1,581)	351	(3,652)	(3,301)
Savings and money market	6,838	(18,109)	(11,271)	18,329	(42,101)	(23,772)
Time deposits	(7,246)	(5,696)	(12,942)	(6,275)	(4,113)	(10,388)
Customer repurchase agreements	(45)	(197)	(242)	(8)	(44)	(52)
Other borrowings	(4,506)	2,100	(2,406)	4,772	(4,420)	352
Total interest expense	(4,831)	(23,611)	(28,442)	17,169	(54,330)	(37,161)

Net interest income	$(6,121)	$9,073	$2,952	$31,645	$(34,127)	$(2,482)
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

The provision for credit losses was a reversal of $20.8 million in 2021, as compared to a provision of $45.6 million in 2020. The reversal in 2021 was largely due to the improvement of the economy as the COVID-19 vaccines and treatments became widely available and the improvement in credit quality, whereas the provision in 2020 was due to a reserve build associated with the onset of the COVID-19 pandemic.

The provision for unfunded commitments is presented separately on the Statement of Income. This provision considers the probability that unfunded commitments will fund. The provision was a reversal of $1.1 million in 2021, as compared to a provision of $1.4 million in 2020.

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
For 2021, the ACL decreased by $34.6 million, reflecting a reversal of $20.8 million to provision for credit losses and $13.3 million in net charge-offs. Net charge-offs of $13.3 million during 2021 represented 0.18% of average loans, excluding loans held for sale, as compared to $20.1 million or 0.26% of average loans, excluding loans held for sale, in 2020. Net charge-offs during 2021 were attributable primarily to commercial real estate ($5.1 million) and commercial loans ($8.3 million).

At December 31, 2021 the ACL represented 1.06% of loans outstanding, as compared to 1.41% at December 31, 2020. The ACL represented 257% of nonperforming loans at December 31, 2021, as compared to 180% at December 31, 2020.
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
Noninterest Income
Noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income. Total noninterest income for the year ended December 31, 2021 was $40.4 million as compared to $45.7 million for the year ended December 31, 2020. The 12% decrease was due substantially to $8.0 million lower gains on sale of residential mortgage loans which was partially offset by $1.1 million higher gains on sales of securities and $1.6 million higher fees associated with the origination, securitization, sale and servicing of FHA loans.
For the year ended December 31, 2021, service charges on deposit accounts slightly increased $146 thousand to $4.6 million from $4.4 million for the same period in 2020, an increase of 3%. While deposits increased significantly in 2021, deposit fees continue to be waived due to the pandemic.
Gain on sale of loans consists of gains on the sale of residential mortgage and SBA loans. For the year ended December 31, 2021, gain on sale of loans was $14.0 million, compared to $22.1 million in 2020, a decrease of 36%. The decrease was driven by higher residential mortgage rates in the latter part of the year, which reduced mortgage origination volume.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans with servicing released. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles ("GAAP") for possible repurchases. There were no repurchases due to fraud by the borrower during the year ended December 31, 2021. The reserve is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

Residential mortgage	Years Ended December 31,
(dollars in thousands)	2021	2020	% Change
Gain on sale	$13,585	$22,368	(39.3)%
Closed loans	1,140,408	1,260,615	(9.5)%
Locked loans	994,452	1,860,813	(46.6)%
Reserve	125	205	(39.2)%

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

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $460 thousand for the year ended December 31, 2021 compared to $269 thousand for the same period in 2020. Activity in SBA loan sales to secondary markets can vary widely from year to year.

Gain on the sale of investments were $3.0 million for the year ended December 31, 2021 compared to $1.8 million for the year ended December 31, 2020.

Other income totaled $16.8 million for the year ended December 31, 2021 as compared to $15.3 million for 2020, an increase of 9%. The FHA business unit generated income on the sale of FHA multifamily-backed GNMA securities of $5.0 million for 2021 compared to $3.4 million for 2020.

Servicing agreements relating to the Ginnie Mae ("GNMA") mortgage backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At December 31, 2021, the Company did not have any funds advanced outstanding under FHA mortgage loan servicing agreements.

Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance premiums, and other expenses.
Total noninterest expenses totaled $149.2 million for 2021, as compared to $144.2 million for 2020, a 3% increase. For 2021, the efficiency ratio (ratio of noninterest expenses to total revenue) was 40.88% as compared to 39.25% for 2020. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Salaries and employee benefits were $88.4 million for 2021, as compared to $74.4 million for 2020, an increase of 19%. The increase was a result of higher incentive bonus accruals based on Company performance and increased share based compensation. At December 31, 2021, the Company’s full time equivalent staff numbered 507, as compared to 519 at December 31, 2020.
Premises and equipment expenses were $14.9 million for 2021 as compared to $15.7 million for 2020, a decrease of 5%. The reduction in rent expense from the closure of several locations and was partially offset by normal lease increases and acceleration of leasehold amortization; and the third quarter of 2020 included a $1.7 million adjustment which increased rent expense in accordance with ASC 842 on leases.

Marketing and advertising expenses were $4.2 million for 2021 as compared to $4.3 million for 2020, a decrease of 3%. Marketing and advertising expenses remained low in 2021 as events and conferences remained on hold as a result of COVID-19.

Data processing expenses were $11.7 million for 2021 as compared to $10.7 million in 2020, an increase of 9%, primarily due to increased customer activity and annual increases in license fee renewals.
Legal, accounting and professional fees and expenses were $11.5 million for 2021 as compared to $16.4 million in 2020, a 30% decrease. The decrease was primarily associated with reduced legal fees as the Company incurred significant legal expenses in 2020 due to ongoing governmental investigations and subpoenas and document requests. Refer to Note 21 – Commitments and Contingent Liabilities to the Consolidated Financial Statements for additional information on the Company’s recent proceedings.

FDIC insurance expense was $5.9 million for 2021 as compared to $7.9 million in 2020, a decrease of 26%. The decrease was primarily due to adoption of the large bank assessment methodology.
Other expenses were $12.6 million for 2021 as compared to $14.7 million for 2020, a decrease of 14%. The decrease was associated with reductions in OREO expense, franchise tax, other loan expenses, telephone and travel expense. The major components of cost in this category include broker fees, franchise tax, insurance expenses, and director compensation. Cost control remains a significant operating objective of the Company.
Income Tax Expense
Income tax expense was $61.0 million for 2021 as compared to $43.9 million in 2020, resulting in an effective tax rate of 25.7% and 24.9%, respectively. The increase in rates was due to an increase in state income taxes and nondeductible stock-based compensation awarded to executive officers.

BALANCE SHEET ANALYSIS
Overview
In 2021, asset growth was driven by deposits inflows. The cash from deposit inflows, along with cash from the decline in loans (from payoffs and paydowns) was invested in investment securities. Total assets at December 31, 2021 were $11.8 billion as compared to $11.1 billion at December 31, 2020, a 7% increase. Total loans (excluding loans held for sale) were $7.1 billion at December 31, 2021, as compared to $7.8 billion at December 31, 2020 a 9% decrease. The investment securities portfolio totaled $2.6 billion at December 31, 2021 as compared to $1.2 billion at December 31, 2020, a 128% increase. For the year ended December 31, 2021, total deposits were $10.0 billion as compared to $9.2 billion at December 31, 2020, an increase of 9%.
Total shareholders’ equity at December 31, 2021 was $1.35 billion as compared to $1.24 billion at December 31, 2020, a 9% increase. The increase in shareholders’ equity in 2021 was from net income offset primarily by cash dividends and unrealized losses on the AFS investments included in other comprehensive income (loss).
The total risk based capital ratio was 16.15% at December 31, 2021, as compared to 17.04% at December 31, 2020. In addition, the tangible common equity ratio was 10.60% at December 31, 2021, compared to 10.31% at December 31, 2020. The ratio of common equity to total assets was 11.40% at December 31, 2021 as compared to 11.16% at December 31, 2020. The Company’s capital position remains well in excess of regulatory requirements for well capitalized status. Total risk based capital decreased by 89 basis points as the large increase in the investment portfolio, offset the decline in loans, and increased risk weighted assets.

Investment Securities Available-for-Sale and Short-Term Investments
The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company’s investment securities categorized as “available-for-sale” or AFS. The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders’ equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2021, the Company had a net unrealized loss in AFS securities of $18.6 million with a deferred tax asset of $5.0 million as compared to a net unrealized gain in AFS securities of $22.0 million at December 31, 2020, with a deferred tax liability of $5.5 million.

The AFS portfolio is comprised of U.S. agency securities (24% of AFS securities) with an average duration of 3.0 years, seasoned mortgage backed securities that are 100% agency issued (64% of AFS securities) which have an average expected life of 4.26 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (6% of AFS securities) which have an average duration of 6.5 years, and corporate bonds (5% of AFS securities) which have an average duration of 6.3 years. 95 percent of the investment securities which are debt instruments are rated AAA or AA or have the implicit guarantee of the U.S. Treasury.
At December 31, 2021, the investment portfolio was $2.6 billion as compared to $1.2 billion at December 31, 2020, an increase of 128%. The investment portfolio is managed to achieve goals related to liquidity, income, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships. The increase in the investment portfolio in 2021 was driven by deposit inflows, of which a portion were invested in securities to generate income.
The following table provides information regarding the composition of the investment securities portfolio at the dates indicated. Amounts are reported at estimated fair value. At December 31, 2021, the investment portfolio balances at fair value increased as compared to December 31, 2020, and the composition of portfolio changed. The increase in fair value and the change in composition of the portfolio in 2021 was driven by the decision to put more of the cash balances generated by deposit inflows into higher yielding investments, which were primarily residential mortgage backed securities and U.S. agency securities.

	Years Ended December 31,
	2021		2020
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
U.S. Treasury	$49,458,000	1.9%	$—	—%
U. S. agency securities	$622,387,000	23.7%	181,921	15.8%
Residential mortgage backed securities	1,677,673,000	64.0%	825,001	71.7%
Municipal bonds	145,431,000	5.5%	108,113	9.4%
Corporate bonds	128,459,000	4.9%	35,850	3.1%
	$2,623,407,000	100%	$1,150,885	100%
At December 31, 2021, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company’s shareholders’ equity.
The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted-average yield of the investment portfolio at December 31, 2021. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury	$—	—%	$49,693	0.83%	$—	—%	$—	—	$49,693	0.83%
U. S. Government agency securities	425,597	1.23%	127,641	1.41%	76,035	0.89%	$—	—	629,273	1.23%
Residential mortgage backed securities	9,401	1.37%	1,202,291	1.38%	463,263	1.51%	17,818	1.91%	1,692,773	1.42%
Municipal bonds	4,806	2.45%	25,457	2.65%	97,945	2.28%	13,708	2.39%	141,916	2.36%
Corporate bonds	18,924	2.31%	54,630	3.77%	55,458	2.15%	—	—	129,012	2.86%
	$458,728	1.29%	$1,459,712	1.48%	$692,701	1.60%	$31,526	2.12%	$2,642,667	1.48%
Federal funds sold were $20.4 million at December 31, 2021 as compared to $28.2 million at December 31, 2020. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

Interest bearing deposits with banks and other short-term investments were $1.68 billion at December 31, 2021 as compared to $1.75 billion at December 31, 2020. These short term investments represent liquid funds held at the Federal Reserve to meet future loan demand, to fund future increases in investment securities and to meet other general liquidity needs of the Company. The Bank no longer holds any time deposits at December 31, 2021 or December 31, 2020.
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
Loans declined over the past year as loans outstanding were $7.1 billion at December 31, 2021, as compared to $7.8 billion at December 31, 2020, a decrease of $695 million or 9% .
Loan production in 2021 was predominantly in the income producing - commercial real estate and owner occupied – commercial real estate loan categories, while construction loans have been de-emphasized. That said, the Company continues to be active as a construction lender and we expect to continue to see construction commitments funded up over time. Despite an increased level of in-market competition for business and a decline in net loan growth for the period ended 2021 over 2020, the Bank continued to experience organic gross loan production, having originated more than $1 billion in new CRE loan commitments during 2021. This production was offset by the continued successful completion of projects and subsequent paydowns. Notwithstanding increased supply of units, multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects. While as a general comment there has been softening in the office leasing market, in certain well-located pockets and submarkets, the sector has evidenced some resilience. Overall, commercial real estate values have generally held up well, but we continue to be cautious of the cap rates at which some assets are trading and we are being careful with valuations as a result.
"Owner occupied-commercial real estate" and "construction–C&I (owner occupied)" loans represent 18% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 61% consisting of commercial real estate and real estate construction loans. When "owner occupied commercial real estate" and "construction–C&I (owner occupied)" are excluded, the percentage of total loans represented by commercial real estate decreases to 60%. Real estate also serves as collateral for loans made for other purposes, resulting in 85% of loans being secured or partially secured by real estate.
The following table shows the trends in the composition of the loan portfolio over the past three years.

	Years Ended December 31,
	2021		2020		2019
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,354,317	19%	$1,437,433	19%	$1,545,906	20%
PPP loans	51,105	1%	454,771	6%	—	—%
Income producing - commercial real estate	3,385,298	48%	3,687,000	47%	3,702,747	50%
Owner occupied - commercial real estate	1,087,776	15%	997,694	13%	985,409	13%
Real estate mortgage - residential	73,966	1%	76,592	1%	104,221	1%
Construction - commercial and residential	896,319	13%	873,261	11%	1,035,754	14%
Construction - C&I (owner occupied)	159,579	2%	158,905	2%	89,490	1%
Home equity	55,811	1%	73,167	1%	80,061	1%
Other consumer	1,427	—%	1,389	—%	2,160	—
Total loans	7,065,598	100%	7,760,212	100%	7,545,748	100%
Less: Allowance for credit losses	(74,965)		(109,579)		(73,658)
Net loans	$6,990,633		$7,650,633		$7,472,090
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
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of December 31, 2021, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 320% of consolidated risk based capital; however, growth in that segment over the past 36 months at 4% does not exceed the 50% threshold laid out in the regulatory guidance. Construction, land and land development loans represent 110% of consolidated risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.
As of December 31, 2021, loans to the Accommodation and Food Service industry represent 8.3% of the loan portfolio compared to 9.9% as of December 31, 2020. At December 31, 2021, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.
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
Loan Portfolio Exposures - COVID-19:
Industry areas of potential concern within the Loan Portfolio are presented below as of December 31, 2021. The Commercial Real Estate exposure is collateral-based and shows exposures on loans secured by tenant type
.

Industry	Principal Balance (in millions)		% of Loan Portfolio
Accommodation & Food Services (1)	$584	(1)	8.3%
Retail Trade (2)	75	(2)	1.1%
Commercial Real Estate exposure (not included above):
Restaurant	32		0.5%
Hotel	85		1.2%
Retail	359		5.1%
Total	$1,135		16.2%

(1) Includes $22.2 million of PPP loans.
(2) Includes $36 thousand of PPP loans.

The Bank continues to be proactive in regard to exposures to the Accommodation and Food Service industry and Retail Trade. Accommodation and Food Service exposure represents 8.3% of the Bank’s loan portfolio as of December 31, 2021 and Retail Trade exposure represents 1.1% of the Bank’s loan portfolio. The Bank is working with CRE borrowers and monitoring rent collections as part of our portfolio management oversight.
Loan Maturity
The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2021.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
Commercial	$1,354,317	$368,940	$796,850	$172,179	$16,348
PPP loans	51,105	17,868	33,237	—	—
Income producing - commercial real estate	3,385,298	1,065,033	1,862,286	457,979	—
Owner occupied - commercial real estate	1,087,776	80,361	371,843	484,377	151,195
Real estate mortgage - residential	73,966	15,429	43,373	2,939	12,225
Construction - commercial and residential	896,319	445,848	426,009	14,519	9,943
Construction - C&I (owner occupied)	159,579	16,919	58,015	56,334	28,311
Home equity	55,811	4,745	8,707	939	41,420
Other consumer	1,427	885	—	—	542
Total loans	$7,065,598	$2,016,028	$3,600,320	$1,189,266	$259,984
Loans with:
Predetermined fixed interest rate	$3,053,033	$547,539	$1,696,538	$692,088	$116,868
Floating or Adjustable interest rate	4,012,565	1,468,489	1,903,782	497,178	143,116
Total loans	$7,065,598	$2,016,028	$3,600,320	$1,189,266	$259,984
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
Management has developed a comprehensive analytical process to monitor the adequacy of the ACL. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. During 2021, a reversal of $20.8 million was made to the provision for credit losses and net charge-offs were $13.3 million. A full discussion of the accounting for ACL is contained in Note 1 to the Consolidated Financial Statements and activity in the ACL is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate ACL, as well as the discussion under the caption “Provision for Credit Losses.”
The ACL represented 1.06% of total loans at December 31, 2021 as compared to 1.41% at December 31, 2020. At December 31, 2021, the allowance represented 257% of nonperforming loans as compared to 180% at December 31, 2020. The decrease in the ratio of the allowance for loan losses to total loans was due to the provision reversal of $20.8 million and net charge offs of $13.3 million, which had a greater impact on the ratio than the decline in loans.The increase in the coverage ratio is due to the improvement in asset quality, which also contributed to the decision to reverse provisions to the ACL.

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

At December 31, 2021, the Company had $29.2 million of loans classified as nonperforming, and $88.6 million of additional loans rated substandard or worse, as compared to $60.9 million of nonperforming loans and $91.2 million of additional loans rated substandard or worse at December 31, 2020. Please refer to Note 1 to the Consolidated Financial Statements under the caption “Loans” for a discussion of the Company’s policy regarding impairment of loans. Please refer to the “Nonperforming Assets” section for a discussion of problem and potential problem assets.
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
As the loan portfolio and ACL review processes continue to evolve, and with the adoption of CECL, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. In 2021, the Company experienced a reduced level of net charge-offs as a percentage of average loans compared to 2020 (0.18% as compared to 0.26%). The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.
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

The following table sets forth activity in the allowance for credit losses - for the past three years.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Balance at beginning of year	$109,579	$73,658	$69,944
Impact of adopting CECL	—	10,614	—
Charge-offs:
Commercial	8,788	12,082	4,868
Income producing - commercial real estate	—	4,300	1,847
Owner occupied - commercial real estate	5,445	20	—
Real estate mortgage - residential	—	815	—
Construction - commercial and residential	206	2,947	3,496
Home equity	—	92	—
Other consumer	1	3	8
Total charge-offs	14,440	20,259	10,219

Recoveries:
Commercial	486	130	405
Income producing - commercial real estate	—	—	26
Owner occupied - commercial real estate	97	—	3
Real estate mortgage - residential	—	—	3
Construction - commercial and residential	499	4	354
Home equity	—	—	—
Other consumer	18	28	51
Total recoveries	1,100	162	842
Net charge-offs	13,340	20,097	9,377
Provision for Credit Losses- Loans	(21,274)	45,404	13,091
Balance at end of year	$74,965	$109,579	$73,658

Ratio of allowance for credit losses to total loans outstanding at year end	1.06%	1.41%	0.98%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.18%	0.26%	0.13%
The following table presents the allocation of the ACL by loan category and the percent of allowance in each category. The allocation of the allowance at December 31, 2021 includes specific reserves of $7.0 million against individually assessed loans of $39.1 million as compared to specific reserves of $15.4 million against individually assessed of $71.2 million at December 31, 2020. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Years Ended December 31,
	2021			2020
(dollars in thousands)	Amount	ACL % Total	Loans % Total	Amount	ACL % Total	Loans % Total
Commercial	$14,475	19%	20%	$26,569	24%	24%
Income Producing - Commercial Real Estate	38,287	51%	48%	55,385	50%	48%
Owner Occupied - Commercial Real Estate	12,146	16%	15%	14,000	13%	13%
Real Estate Mortgage - Residential	449	1%	1%	1,020	1%	1%
Construction - Commercial and Residential	9,099	12%	15%	11,529	11%	13%
Home Equity	474	1%	1%	1,039	1%	1%
Other Consumer	35	—%	—%	37	—%	—%
Total	$74,965	100%	100%	$109,579	100%	100%

Nonperforming Assets
As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings ("TDR"), and other real estate owned ("OREO"), totaled $30.8 million at December 31, 2021, representing 0.26% of total assets, as compared to $65.9 million at December 31, 2020, representing 0.59% of total assets. The Company had no accruing loans 90 days or more past due at December 31, 2021 or December 31, 2020. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its ACL at 1.06% of total loans at December 31, 2021, is adequate to absorb expected credit losses.
Total nonperforming loans amounted to $29.2 million at December 31, 2021, representing 0.41% of total loans, compared to $60.9 million at December 31, 2020, representing 0.79% of total loans. The decline in nonperforming loans was due to payoffs, note sales, charge offs and loans returning to accrual status after a period of sustained performance which offset new nonperforming loans. The majority of nonperforming loans are believed to be adequately secured by real estate.
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
Nonperforming assets include loans that the Company considers to be individually assessed. Individually assessed loans are defined as those as to which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a TDR that has not shown a period of performance as required under applicable accounting standards. Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset. Generally, all appraisals associated with individually assessed loans are updated on a not less than annual basis.

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
The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had 7 TDRs at December 31, 2021, totaling approximately $16.5 million, as compared to 10 TDRs totaling approximately $19.2 million at December 31, 2020. Refer to Note 4 – Loan Modifications for more detail on TDRs.
Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. During 2021, there were no loans modified in a TDR as compared to two loans totaling approximately $572 thousand modified in a TDR during 2020.
Included in nonperforming assets at December 31, 2021 is OREO of $1.6 million, consisting of three foreclosed properties. Included in nonperforming assets at December 31, 2020 was OREO of $5.0 million , consisting of three foreclosed properties. OREO properties are carried at fair value less estimated costs to sell.
It is the Company's policy to generally obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There was one OREO sale in each of 2021 and 2020.
Beginning in the third quarter of 2020, all loans that received a second COVID-19 deferral or payment modification were downgraded to a watch-rating if not already rated as such. This was done to raise the visibility of these loans within the loan portfolio. After these COVID-19 deferred or modified loans demonstrate six months of payments and sustained performance, they may be considered for removal of the classification of a watch-rated loan. Watch-rated loans at December 31, 2021 were $351 million, of which $261 million were loans that received a COVID-19 deferral or payment modification (includes loans that were upgraded to watch-rated).
As of December 31, 2021, there were three loans with COVID-19 deferrals or payment modifications. Two of the loans were hotels and one was an assisted living facility. The aggregate note balance was $67 million. As of December 31, 2020, the aggregate note balance was $72 million.

The following table shows the amounts and relevant ratios of nonperforming assets at the dates indicated:

(dollars in thousands)	2021	2020	2019
Nonaccrual Loans:
Commercial	$8,876	$15,352	$14,928
PPP	1,365	—	—
Income producing - commercial real estate	13,456	18,879	9,711
Owner occupied - commercial real estate	42	23,158	6,463
Real estate mortgage - residential	2,010	2,932	5,631
Construction - commercial and residential	3,093	206	11,509
Construction - C&I (owner occupied)	—	—	—
Home equity	366	416	487
Other consumer	—	—	—
Accrual loans-past due 90 days	—	—	—
Total nonperforming loans (1)(2)	29,208	60,943	48,729
Other real estate owned	1,635	4,987	1,487
Total nonperforming assets	$30,843	$65,930	$50,216

Coverage ratio, allowance for credit losses to total nonperforming loans	256.66%	179.80%	151.16%
Ratio of nonperforming loans to total loans	0.41%	0.79%	0.65%
Ratio of nonperforming assets to total assets	0.26%	0.59%	0.56%

(1) At December 31, 2021, nonaccrual loans reported in the table above included one loan totaling $101 thousand and as of December 31, 2020 there were two loans totaling approximately $6.3 million which migrated from performing troubled debt restructuring.
(2) Gross interest income of $1.6 million, $3.7 million and $3.0 million would have been recorded for 2021, 2020 and 2019, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $101 thousand $679 thousand and $630 thousand at December 31, 2021, 2020 and 2019, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
Other Earning Assets
Residential mortgage loans held for sale amounted to $47.2 million at December 31, 2021 compared to $88.2 million at December 31, 2020. The Company’s general practice is to originate and sell such loans only on a “servicing released” basis in order to enhance noninterest income. See the “Business” section for a description of the Bank’s residential mortgage lending and sales activities.
Bank owned life insurance at December 31, 2021 amounted to $108.8 million as compared to $76.7 million at December 31, 2020, which reflected the $30.0 million in additional policies added during 2021. Refer to Note 19 to Consolidated Financial Statements for further detail.
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
For 2021, excess servicing fees of $909 thousand were recorded and $132 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2021, the balance of excess servicing fees was $1.6 million. For 2020, excess servicing fees of $667 thousand were recorded and $228 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2020, the balance of excess servicing fees was $946 thousand.
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
Determining the fair value of a reporting unit under the goodwill impairment test is subjective and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparable factors. Impairment analyses were performed as of December 31, 2021 and December 31, 2020 as part of our regularly scheduled annual impairment testing and found no impairment existed. Future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
For the year ended December 31, 2021, deposits were $10.0 billion as compared to $9.2 billion at December 31, 2020, an increase of 9%. Noninterest bearing deposits increased $468.6 million or 17% to $3.3 billion at December 31, 2021 as compared to $2.8 billion at December 31, 2020, while interest bearing deposits increased by $323.7 million, or 5%. Within interest bearing deposits, money market and savings accounts collectively amounted to $5.2 billion at December 31, 2021, or 52% of total deposits, as compared to $4.6 billion, or 51% of total deposits, at December 31, 2020, an increase of $552.1 million, or 12%.
Average total deposits for the year ended December 31, 2021 were $9.9 billion, as compared to $8.5 billion for the same period in 2020, an 17% increase.
Time deposits were $729.1 million at December 31, 2021, which was 7% of deposits. This is down from $977.8 million at December 31, 2020, which was 11% of deposits. The decline in time deposits is due to the low rate environment which has reduced depositor interest in time deposits.

Time deposits $250,000 or more
(dollars in thousands)	2021	2020
Three months or less	$16,663	$32,967
More than three months through six months	56,619	122,192
More than three months through twelve months	48,271	47,638
Over twelve months	30,907	28,280
Total	$152,460	$231,077
Maturities of time deposits with balances of $250 thousand or more, which represents 7% and 11% of total deposits as of December 31, 2021 and 2020, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table in the “Net Interest Income and Net Interest Margin” section for the average rates paid on interest-bearing deposits. Time deposits of $250 thousand or more can be more volatile and more expensive than time deposits of less than $250 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.
From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including IntraFi. Additionally, the Bank participates in the CDARS and the ICS products, which provides for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The total of reciprocal deposits at December 31, 2021 was $701.5 million (7% of total deposits) as compared to $790.0 million at December 31, 2020 (9% of total deposits). These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. The Bank also is able to obtain one way CDARS deposits and participates in IntraFi’s Insured Network Deposit, (“IND”). The Bank had $1.7 billion and $1.3 billion of “IND” brokered deposits as of December 31, 2021 and 2020, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.
At December 31, 2021, total deposits included $2.6 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 27% of total deposits. At December 31, 2020, total brokered deposits (excluding the CDARS and ICS two-way) were $2.4 billion, or 26% of total deposits.

At December 31, 2021, the Company had $3.3 billion in noninterest bearing demand deposits, representing 33% of total deposits. This compared to $2.8 billion of noninterest bearing demand deposits at December 31, 2020 or 31% of total deposits. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.
As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $23.9 million at December 31, 2021 compared to $26.7 million at December 31, 2020. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at December 31, 2021 and 2020. At December 31, 2021, the Company had $300.0 million of FHLB advances borrowed as part of the overall asset liability strategy. The Company had $300.0 million FHLB advances outstanding as of December 31, 2020. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.
Long-term borrowings outstanding at December 31, 2021 consisted of the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024. Long term borrowings at December 31, 2020 included the subordinated notes due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the Company’s subordinated notes, please refer to Note 13 to the Consolidated Financial Statements, as well as the “Capital Resources and Adequacy” section below. Additionally, long-term borrowings consisted of FHLB advances with maturities over one year, with balances of $0 at December 31, 2021 and $50 million at December 31, 2020.

CONTRACTUAL OBLIGATIONS
The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 21 to the Consolidated Financial Statements. The following table shows details on these fixed and determinable obligations as of December 31, 2021 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity (1)	$9,252,458	$—	$—	$—	$9,252,458
Time deposits (1)	478,056	227,188	20,708	3,130	729,082
Borrowed funds (2)	323,918	69,670	—	—	393,588
Operating lease obligations	7,231	13,330	9,517	8,407	38,485
Outside data processing (3)	4,325	5,225	—	—	9,550
George Mason sponsorship (4)	675	1,350	1,388	6,075	9,488
D.C. United (5)	844	—	—	—	844
LIHTC investments (6)	7,973	7,023	469	1,039	16,504
Other (7)	$—	$2,000	$—	$—	2,000
Total	$10,075,480	$325,786	$32,082	$18,651	$10,451,999
(1)Excludes accrued interest payable at December 31, 2021.
(2)Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.
(3)The Bank has outstanding obligations under its current core data processing contract that expire in June 2024 and one other vendor arrangement that relates to network infrastructure and data center services that expires in December 2022.
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
Loan commitments outstanding and lines and letters of credit at December 31, 2021 and 2020 are as follows:

(dollars in thousands)	2021	2020
Unfunded loan commitments	$1,819,578	$2,175,271
Unfunded lines of credit	108,209	107,683
Letters of credit	112,509	70,779
Total	$2,040,296	$2,353,733
Included in the unfunded loan commitments are interest rate lock commitments on residential mortgage loans which are short-term in nature. These interest rate lock commitments were $53.3 million as of December 31, 2021 and $367.7 million as of December 31, 2020.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 21 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2021 and 2020.
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
Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2021, approximately 63% of the dollar amount of standby letters of credit was collateralized.
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
LIQUIDITY MANAGEMENT

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. Additionally, the Bank can purchase up to $155.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2021, and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.8 billion, against which there was $79 thousand outstanding at December 31, 2021. The Bank also has a commitment at December 31, 2021 from IntraFi to place up to $1.8 billion of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $1.6 billion at December 31, 2021. At December 31, 2021, the Bank was also eligible to make advances from the FHLB up to $1.1 billion based on collateral at the FHLB, of which there were $300.0 million outstanding as of December 31, 2021. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $549.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.
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
At December 31, 2021, under the Bank’s liquidity formula, it had $7.4 billion of primary and secondary liquidity sources. Management believes the amount is deemed adequate to meet current and projected funding needs.
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
At December 31, 2021, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt, and the qualifying portion of the ACL, and for the Company to a limited extent, excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET 1 ratio is the Tier 1 capital ratio but excluding preferred stock.
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
The Company’s capital ratios were all well in excess of guidelines established by the Federal Reserve Board and the Bank’s capital ratios were in excess of those required to be classified as a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company’s and Bank’s capital ratios at December 31, 2021 and December 31, 2020 are shown in Note 22 to the Consolidated Financial Statements.
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
During the year ended December 31, 2021, the Company's net interest income increased by 1%, as a result of balance sheet growth even in the face of compression in the net interest margin. The Company believes it is able to continue to manage its overall interest rate risk position to a moderate level.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment/extension risk in its portfolio of mortgage-backed securities should interest rates prove more volatile. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. For the year ended December 31, 2021, the average investment portfolio balances increased by 82% as compared to the average balance at December 31, 2020, in the effort to deploy excess liquidity into higher earning assets in the face of reductions in loan volumes. Cash flows from mortgage backed securities and calls of U.S. agency securities were reinvested primarily into a similar combination of mortgage backed securities and agencies. Additional investments have been made in community bank sub-debt and US Treasury bonds. The percentage mix of municipal securities decreased to 5% of total investments at December 31, 2021 from 9% at December 31, 2020, as the focus shifted to shorter duration instruments with more cash flow. The portion of the portfolio invested in mortgage backed securities decreased to 62% at December 31, 2021 from 72% at December 31, 2020 while the portion of the portfolio represented in U.S. agency investments increased from 16% to 24%. Shorter duration floating rate corporate bonds were 2% of total investments at December 31, 2021 and SBA bonds, which are included in agency securities, were 3% of total investments at December 31, 2021. The repricing duration of the investment portfolio was 4.3 years at December 31, 2021 and 3.2 years at December 31, 2020. The higher duration was due to the new purchases made largely in the second half of the year in a higher rate environment where prepayment speeds are excepted to slow.
In the loan portfolio, the repricing duration was 18 months at December 31, 2021 and 21 months at December 31, 2020, with fixed rate loans amounting to 43% of total loans at December 31, 2021 and 45% at December 31, 2020. Variable and adjustable rate loans comprised 57% of total loans at December 31, 2021 and 55% for 2020. Variable rate loans are generally indexed to either the one month London Interbank Offered Rate (“LIBOR”) with fallback language to reference the Secured Overnight Funding Rate ("SOFR") or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The duration of the deposit portfolio slightly decreased to 41 months at December 31, 2021 from 42 months at December 31, 2020. The Company experienced $792.3 million in total deposit growth for the year ended December 31, 2021 as compared to a total loan decrease of $694.6 million.

While loan growth was impacted in 2021 due to the continuing COVID-19 pandemic and the sale of SBA PPP loans, the Company has continued its emphasis on funding loans in its marketplace, and has continued to achieve disciplined loan pricing, even at the expense of growing new loans. A disciplined approach to loan pricing has resulted in a loan portfolio yield of 4.62% for the year ended December 31, 2021 as compared to 4.66% for the same period in 2020. In the competitive interest rate environment of 2021, the interest rates on new loan originations have been below the rates of loan paydowns and payoffs. Additionally, significant amounts of variable and adjustable rate loans have repriced down to meet market interest rates.

The net unrealized loss before income tax on the investment portfolio was $18.6 million at December 31, 2021 as compared to a net unrealized gain before tax of $22.0 million at December 31, 2020, with $3.0 million of realized net gains recorded during the year ended December 31, 2021. The net unrealized loss on the investment portfolio was due primarily to higher interest rates at year end 2021 as compared to year end 2020. At December 31, 2021, the unrealized gain position represented 0.7% of the portfolio’s book value.

The Company has credit Risk Participation Agreements ("RPAs") with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative, and have a notional value of $26.4 million as of December 31, 2021. The changes in fair value for these contracts are recognized directly in earnings.
There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.
One of the tools used by the Company to manage its interest rate risk is a static gap analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2021. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed and reviewed by ALCO, but is not herein disclosed. Such analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at December 31, 2021, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.
As quantified in the table below, the Company’s analysis at December 31, 2021 shows a moderate effect on net interest income over the next 12 months, as well as a modest effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter asset and liability durations. The repricing duration of the investment portfolio at December 31, 2021 is 4.3 years, the loan portfolio 1.5 years, the interest bearing deposit portfolio 2.65 years and the borrowed funds portfolio 5.8 years.
The following table reflects the result of simulation analysis on the December 31, 2021 asset and liability balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+25.8	+45.2	(5.2)
+300	+18.6	+32.5	(4.3)
+200	+11.2	+19.6	(3.1)
+100	+4.7	+8.1	(1.2)
—	—	—	—
(100)	(3.2)	(5.6)	(4.7)
(200)	(5.1)	(9.0)	(19.5)
The results of simulation analysis are within the relevant policy limits adopted by the Company except for the negative 200 basis point scenario for the market value of portfolio equity, which becomes harder to interpret as assets and liabilities go down to the zero lower bound in the simulation. For net interest income, the Company has adopted a policy limit of +/-10% for a 100 basis point change, +/-12% for a 200 basis point change, +/-18% for a 300 basis point change and +/-24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of +/-12% for a 100 basis point change, +/-15% for a 200 basis point change, +/-25% for a 300 basis point change and 30% for a 400 basis point change. Due to the level of market rates at December 31, 2021, all down interest rate shocks (-100, -200, -300 and -400 basis points) leave the Bank with zero and negative rate instruments and are not considered practical or informative. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at December 31,

2021 are not considered to be excessive. The positive impact of +4.7% in net interest income and +8.1% in net income given a 100 basis point increase in market interest rates at December 31, 2021 compares to +1.6% in net interest income and +2.8% in net income for the same period in 2020 and reflects in large measure the repricing of cash on hand and tempered by the impact of variable and adjustable rate loans that are at floor rates at December 31, 2021 and won’t reprice above floors without more significant rate movements.

Generally speaking, the loss of economic value of portfolio equity in a lower interest rate environment is due to lower values of core deposits more than offsetting the gains in loan and investment values; while the gain of economic value of portfolio equity in a higher interest rate environment is due to higher value of core deposits more than offsetting lower values of fixed rate loans and investments. Recent increases in deposit decay rates, however, have lowered the modeled valuation of core deposits. As a result, the model shows that the value increase of more rate sensitive core deposits in a rising rate environment does not rise fast enough to overcome the valuation decline in assets. If decay rates return to more normal historical speeds, the normal pattern of increasing income correlating with an increasing EVE (Economic Value of Equity) would return. The Company believes its balance sheet is well positioned in the current interest rate environment.
During 2021, largely as a result of the COVID-19 pandemic, the Company continued to experience higher levels of deposit growth as compared to loan growth. This resulted in extraordinary levels of liquidity which management was able to invest in overnight funds and marketable securities. This event resulted in a decline in the net interest spread. Additionally, while a significant mix of the deposit growth was in noninterest bearing funds, the value of these interest free funds decreased in the lower market rate environment. The interest rate risk position at December 31, 2021 was dissimilar to the interest rate risk position at December 31, 2020, in that there was more expected net interest income in rising rates as a percentage. This is partly a mathematical consequence of starting from a low level for the Net Interest Margin at the end of 2021. As compared to December 31, 2020, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale decreased by $120 million at December 31, 2020, and as noted above, there is still a significant amount of variable rate loans that are below floor levels at December 31, 2021.

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
During 2021, average market interest rates were mixed , and resulted in a steepening of the yield curve. As compared to the year 2020, the average two year U.S. Treasury rate in 2021 decreased by 13 basis points from 0.39% to 0.26%. The average five year U.S. Treasury rate increased by 32 basis points from 0.54% to 0.86% while the average ten year U.S. Treasury rate increased by 55 basis points from 0.88% to 1.43%. In that environment, the Company was able to achieve a net interest spread for 2021 of 2.59% compared to 2.81% for the year of 2020. The decline was due primarily to a decrease in the yield on earnings assets, of which higher average liquidity was a significant factor. The Company believes that the change in the net interest spread for the full year 2021 has been consistent with its risk analysis at December 31, 2020. On an annual basis, the Company back-tests the actual change in its net interest spread against expected change and actual market interest rate movements and other factors impacting actual as compared to projected results.
Gap Analysis
Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. Net interest income represented 89% and 88% of the Company’s revenue for the years ended December 31, 2021 and December 31, 2020, respectively. The Company’s net interest margin was 2.81% for the year ended December 31, 2021, as compared to 3.19% for the year ended December 31, 2020. The decline in net interest margin for the year ended December 31, 2021 as compared to the year ended December 31, 2020, was due to decreasing average loan balances and the balance sheet asset mix skewing towards lower yielding marketable securities, as the Bank continued to experience high levels of on balance sheet liquidity.

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
At December 31, 2021, the Company had a negative gap position of approximately $267 million or 2% of total assets out to three months and a positive cumulative gap position of $102 million or 0.86% of total assets out to 12 months; as compared to a positive gap position of approximately $464 million or 4% of total assets out to three months and a positive cumulative gap position of approximately $352 million or 3% of total assets out to 12 months at December 31, 2020. The change in the positive gap position at December 31, 2021, as compared to December 2020, was due to the increase in savings and money market accounts and moving those balances into the securities portfolio rather than holding them all in short term cash accounts. The change in the gap position at December 31, 2021 as compared to December 31, 2020 is not deemed material to the Company’s overall interest rate risk position. The overall interest rate risk position relies more heavily on simulation analysis, which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.
Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.
If interest rates increase by 100 basis points, the Company’s net interest income and net interest margin are expected to increase due to the repricing of variable rate assets and the assumption of an increase in money market interest rates by 50% of the change in market interest rates.
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

Gap Analysis December 31, 2021 (dollars in thousands)

Repricible in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$175,592	$282,605	$584,996	$571,101	$1,009,114	$2,623,408
Loans (1)(2)	3,668,220	762,802	1,509,019	692,713	480,061	7,112,815
Fed funds and other short-term investments	1,701,337	—	—	—	—	1,701,337
Other earning assets	108,789	—	—	—	—	108,789
Total	$5,653,938	$1,045,407	$2,094,015	$1,263,814	$1,489,175	$11,546,349	300,961	$11,847,310

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand(3)	$117,696	$327,398	$710,692	$524,335	$1,597,834	$3,277,955
Interest bearing transaction	777,255	—	—	—	—	777,255
Savings and money market	4,872,248	—	225,000	100,000		5,197,248
Time deposits	129,459	349,102	226,683	20,708	3,130	729,082
Customer repurchase agreements and fed funds purchased	23,918	—	—	—	—	23,918
Other borrowings		—	69,670	—	300,000	369,670
Total	$5,920,576	$676,500	$1,232,045	$645,043	$1,900,964	$10,375,128	121,407	$10,496,535
Gap	$(266,638)	$368,907	$861,970	$618,771	$(411,789)	$1,171,221
Cumulative Gap	$(266,638)	$102,269	$964,239	$1,583,010	$1,171,221

Cumulative gap as percent of total assets	(2.25)%	0.86%	8.14%	13.36%	9.89%

OFF BALANCE-SHEET:
Interest Rate Swaps - Fed Funds based	—	—	—	—	—	$—
Total	$—	$—	$—	$—	$—	$—	$—	$—
Gap	$(266,638)	$368,907	$861,970	$618,771	$(411,789)	$1,171,221
Cumulative Gap	$(266,638)	$102,269	$964,239	$1,583,010	$1,171,221
Cumulative gap as percent of total assets	(2.25)%	0.86%	8.14%	13.36%	9.89%
(1)Includes loans held for sale
(2)Nonaccrual loans are included in the over 60 months category
(3)Non-Interest Bearing demand, while assumed to be non-rate sensitive, are displayed based on the expected deposit decay period
The sum of federal funds sold, interest bearing deposits with banks and other short-term investments decreased by $80 million at December 31, 2021 as compared to December 31, 2020.
Although NOW and money market accounts are subject to immediate repricing, the Bank generally expects there to be a lag in rate changes based on our experience that could change the actual results from what is modeled here.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.Report of Independent Registered Public Accounting Firm (PCAOB ID 173)
Shareholders and the Board of Directors of Eagle Bancorp, Inc.
Bethesda, Maryland

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Eagle Bancorp, Inc. (the "Company") as of December 31, 2021 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flow for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance and Provision for Credit Losses on Loans

The allowance for credit losses (the “ACL”) is an accounting estimate of the expected credit losses in the loans held for investment portfolio over the life of an exposure (or pool of exposures). Expected credit losses are measured on a collective (pooled) basis for financial assets with similar risk characteristics. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans as described in Notes 1 and 4 of the consolidated financial statements. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

The Company estimates expected credit losses for loans using a methodology based on a loan-level probability of default (“PD”) and Loss Given Default (“LGD”) cash flow method that is applied using an exposure at default (“EAD”) model. Cash flow projections are at the loan level wherein payment expectations are adjusted for estimated prepayment speeds, PD rates, and LGD rates. The expected prepayment speeds are based on historical internal data. These historical loss rates are then modified to incorporate a reasonable and supportable forecast of future losses at the portfolio segment level.

The ACL estimation process for loans applies economic forecast scenarios over a reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straightline basis over the loan's remaining maturity. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments
We determined that auditing the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the application processes, including the need to involve our valuation services specialists.

The principal considerations resulting in our determination included the following:

•    Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecasts of economic variables and reasonableness of other model assumptions.
•    Significant auditor judgment and effort in evaluating the reasonableness of the qualitative adjustments used in the model computation.
•    Significant audit effort related to the completeness and accuracy of the high volume of data used to develop assumptions and in the model computation.

Our audit procedures to address the critical audit matter included:

Testing the effectiveness of internal controls over:

•    The Company’s significant model assumptions and judgments, reasonable and supportable forecasts, and information systems.
•    The Company’s preparation and review of the allowance for credit losses calculation, including the relevance and reliability of data used as the basis for adjustments related to the qualitative factors, the development and reasonableness of qualitative adjustments, and the mathematical accuracy and appropriateness of the overall calculation.
•    The completeness and accuracy of historical inputs, loan data used in the development of the PD and LGD assumptions, and the use of third-party data in the computation.

Substantively testing management’s estimate, which included:

•    Assessing the reasonableness of assumptions and judgments related to the PD and LGD rates, with the assistance of our valuation specialists, by comparing the resulting historical loss experience to a group of the Company’s peers.
•    Evaluating the reasonableness of management’s judgments in the selection and application of reasonable and supportable forecasts of economic variables.
•    Evaluating management’s process for developing the qualitative factors, including evaluating management’s judgments and assumptions for reasonableness.

•    Assessing the relevance and reliability of data used to develop qualitative factors.
•    Evaluating the mathematical accuracy of the PD and LGD rates on a pooled loan level with the assistance of valuation specialists, including the completeness and accuracy of loan data used in the model.

Crowe LLP

We have served as the Company's auditor since 2021.

Washington, D.C.
March 1, 2022

2. Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Eagle Bancorp, Inc.
Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Eagle Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2020, due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor from 2016 to 2021.

Charlotte, North Carolina
March 1, 2021

EAGLE BANCORP, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

Assets	December 31, 2021	December 31, 2020
Cash and due from banks	$12,886	$8,435
Federal funds sold	20,391	28,200
Interest bearing deposits with banks and other short-term investments	1,680,945	1,752,420
Investment securities available-for-sale, at fair value (amortized cost of $2,642,667 and $1,129,057 and allowance for credit losses of $620 and $167 as of December 31, 2021 and December 31, 2020, respectively).	2,623,408	1,151,083
Federal Reserve and Federal Home Loan Bank stock	34,153	40,104
Loans held for sale	47,218	88,205
Loans	7,065,598	7,760,212
Less allowance for credit losses	(74,965)	(109,579)
Loans, net	6,990,633	7,650,633
Premises and equipment, net	14,557	13,553
Operating lease right-of-use assets	30,555	25,237
Deferred income taxes	43,174	38,571
Bank owned life insurance	108,789	76,729
Goodwill and intangible assets, net	105,793	105,114
Other real estate owned	1,635	4,987
Other assets	133,173	134,531
Total Assets	$11,847,310	$11,117,802

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$3,277,956	$2,809,334
Interest bearing transaction	777,255	756,923
Savings and money market	5,197,247	4,645,186
Time deposits	729,082	977,760
Total deposits	9,981,540	9,189,203
Customer repurchase agreements	23,918	26,726
Other short-term borrowings	300,000	300,000
Long-term borrowings	69,670	268,077
Operating lease liabilities	35,501	28,022
Reserve for unfunded commitments	4,379	5,498
Other liabilities	81,527	59,384
Total Liabilities	10,496,535	9,876,910

Shareholders’ Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 31,950,092 and 31,779,663, respectively	316	315
Additional paid in capital	434,640	427,016
Retained earnings	930,061	798,061
Accumulated other comprehensive income (loss)	(14,242)	15,500
Total Shareholders’ Equity	1,350,775	1,240,892
Total Liabilities and Shareholders’ Equity	$11,847,310	$11,117,802
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,
(dollars in thousands, except per share data)

	2021	2020	2019
Interest Income
Interest and fees on loans	$337,749	$368,854	$400,923
Interest and dividends on investment securities	23,205	18,440	21,037
Interest on balances with other banks and short-term investments	3,511	2,601	7,438
Interest on federal funds sold	31	91	232
Total interest income	364,496	389,986	429,630
Interest Expense
Interest on deposits	27,772	53,566	91,026
Interest on customer repurchase agreements	51	293	345
Interest on short-term borrowings	2,008	1,869	2,298
Interest on long-term borrowings	10,151	12,696	11,916
Total interest expense	39,982	68,424	105,585
Net Interest Income	324,514	321,562	324,045
Provision (reversal) for Credit Losses	(20,821)	45,571	13,091
Provision (reversal) for Unfunded Commitments	(1,119)	1,380	—
Net Interest Income After Provision For Credit Losses	346,454	274,611	310,954

Noninterest Income
Service charges on deposits	4,562	4,416	6,247
Gain on sale of loans	14,045	22,089	8,474
Gain on sale of investment securities	2,964	1,815	1,517
Increase in the cash surrender value of bank owned life insurance	2,059	2,071	1,703
Other income	16,755	15,305	7,758
Total noninterest income	40,385	45,696	25,699
Noninterest Expense
Salaries and employee benefits	88,398	74,440	79,842
Premises and equipment expenses	14,876	15,715	14,387
Marketing and advertising	4,165	4,278	4,826
Data processing	11,709	10,702	9,412
Legal, accounting and professional fees	11,510	16,406	12,195
FDIC insurance	5,897	7,941	3,206
Other expenses	12,610	14,680	15,994
Total noninterest expense	149,165	144,162	139,862
Income Before Income Tax Expense	237,674	176,145	196,791
Income Tax Expense	60,983	43,928	53,848
Net Income	176,691	132,217	142,943

Earnings Per Common Share
Basic	$5.53	$4.09	$4.18
Diluted	$5.52	$4.09	$4.18
    See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(dollars in thousands)

	2021	2020	2019
Net Income	$176,691	$132,217	$142,943

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	(27,923)	14,422	11,254
Reclassification adjustment for net gains included in net income	(2,203)	(1,363)	(1,101)
Total unrealized gain (loss) on investment securities	(30,126)	13,059	10,153
Unrealized loss on derivatives	—	(1,378)	(2,049)
Reclassification adjustment for gain (loss) included in net income	384	860	(870)
Total unrealized gain (loss) on derivatives	384	(518)	(2,919)
Other comprehensive income (loss)	(29,742)	12,541	7,234
Comprehensive Income	$146,949	$144,758	$150,177
    See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands except share data)

	Common		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance January 1, 2018	34,387,919	$342	$528,380	$584,494	$(4,275)	$1,108,941

Net Income	—	—	—	142,943	—	$142,943
Other comprehensive income, net of tax	—	—	—	—	7,234	7,234
Stock-based compensation expense	—	—	7,684	—	—	7,684
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	26,784	—	332	—	—	332
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(15,127)	1	(1)	—	—	—
Time based stock awards granted	17,655	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	16,129	—	782	—	—	782
Cash dividends declared ($0.66 per share)	—	—	—	(22,332)	—	(22,332)
Balance December 31, 2019	33,241,496	$331	$482,286	705,105	2,959	1,190,681

Net Income	—	—	—	132,217	—	$132,217
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	—	(10,931)	—	(10,931)
Other comprehensive loss, net of tax	—	—	—	—	12,541	12,541
Stock-based compensation expense	—	—	5,324	—	—	5,324
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	3,300	—	63	—	—	63
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(28,811)	—	(1)	—	—	(1)
Vesting of performance based stock awards, net of shares withheld for payroll taxes	4,126	—	—	—	—	—
Time based stock awards granted	176,252	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	24,210	—	760	—	—	760
Cash dividends declared ($0.88 per share)	—	—	—	(28,330)	—	(28,330)
Common stock repurchased	(1,640,910)	(16)	(61,416)	—	—	(61,432)
Balance December 31, 2020	31,779,663	315	427,016	798,061	15,500	1,240,892

Net Income	—	—	—	176,691	—	176,691
Other comprehensive income, net of tax	—	—	—	—	(29,742)	(29,742)
Stock-based compensation expense	—	—	7,811	—	—	7,811
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(24,429)	1	(1)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	15,686	—	—	—	—	—
Time based stock awards granted	179,624	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	12,723	—	496	—	—	496
Cash dividends declared ($1.40 per share)	—	—	—	(44,691)	—	(44,691)
Common stock repurchased	(13,175)	—	(682)	—	—	(682)
December 31, 2021	$31,950,092	$316	$434,640	$930,061	$(14,242)	$1,350,775
    See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net Income	$176,691	$132,217	$142,943
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(20,821)	45,571	13,091
Provision for unfunded commitments	(1,119)	1,380	—
Depreciation and amortization	5,874	4,696	6,174
Gains on sale of loans	(14,045)	(22,089)	(8,474)
Gain on MSRs	(679)	(667)	—
Securities premium amortization (discount accretion), net	4,031	8,196	5,186
Origination of loans held for sale	(1,156,281)	(1,240,682)	(665,726)
Proceeds from sale of loans held for sale	1,211,313	1,231,273	636,747
Deferred income tax (benefit) expense	5,770	(8,332)	(61)
Net gain on sale of other real estate owned	(1,266)	(1,180)	—
Net increase in cash surrender value of BOLI	(2,059)	(2,071)	(1,703)
Net gain on sale of investment securities	(2,964)	(1,815)	(1,517)
Stock-based compensation expense	7,811	5,324	7,684
Net tax (expense) benefits from stock compensation	1,097	118	(48)
Increase (decrease) in other assets	1,358	(28,626)	(21,421)
Increase in other liabilities	24,823	9,826	19,809
Net cash provided by operating activities	239,534	133,139	132,684
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(2,029,434)	(739,955)	(374,648)
Proceeds from maturities of available-for-sale securities	313,921	302,471	214,204
Proceeds from sale/call of available-for-sale securities	201,034	124,144	104,785
Purchases of Federal Reserve and Federal Home Loan Bank stock	(218)	(9,160)	(100,939)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	6,169	4,250	89,250
Net change in loans	511,120	(240,911)	(563,771)
Proceeds from sale of SBA PPP loans	170,154	—	—
Purchase of BOLI	(30,000)	—	(580)
Purchase of annuities	—	—	(2,589)
Proceeds from sale of other real estate owned	4,618	4,430	—
Purchases of premises and equipment	(5,286)	(2,945)	(2,839)
Net cash used in investing activities	(857,922)	(557,676)	(637,127)
Cash Flows From Financing Activities:
Increase in deposits	792,337	1,964,812	250,106
Increase (decrease) in customer repurchase agreements	(2,808)	(4,254)	567
Increase in short-term borrowings	—	50,000	250,000
Increase in long-term borrowings	—	50,000	—
Repayment of long-term borrowings	(200,000)	—	—
Proceeds from exercise of equity compensation plans	—	63	332
Proceeds from employee stock purchase plan	496	760	782
Common stock repurchased	(682)	(61,432)	(54,903)
Tax equivalent shares withheld on exercise of equity comp plans	(1,097)	—	—
Cash dividends paid	(44,691)	(28,330)	(22,332)
Net cash provided by financing activities	543,555	1,971,619	424,552
Net (Decrease) Increase In Cash and Cash Equivalents	(74,833)	1,547,082	(79,891)
Cash and Cash Equivalents at Beginning of Period	1,789,055	241,973	321,864
Cash and Cash Equivalents at End of Period	$1,714,222	$1,789,055	$241,973
Supplemental Cash Flows Information:
Interest paid	$30,989	$70,183	$105,985
Income taxes paid	$54,363	$37,400	$54,650
Non-Cash Investing Activities
Initial recognition of operating lease right-of-use assets	$9,146	$1,696	$29,574
Transfers from loans to other real estate owned	$149	$6,750	$93
Change in fair value of cash flow hedge	$(384)	$(904)	$—
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc.
Notes to Consolidated Financial Statements for the Years Ended December 31, 2021, 2020 and 2019:

Note 1 – Summary of Significant Accounting Policies
The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. (the "Parent") and its subsidiaries (together with the Parent, the “Company”) with all significant intercompany transactions eliminated. EagleBank (the “Bank”), a Maryland chartered commercial bank, is the Company’s principal subsidiary. The investment in subsidiaries is recorded on the Company’s books (Parent Only) on the basis of its equity in the net assets of the subsidiary (see Note 25 "Parent Company Financial Information" for further detail). The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“GAAP”) and to general practices in the banking industry. The following is a summary of the significant accounting policies.
Nature of Operations
The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans, the origination of small business loans, and the origination, securitization and sale of multifamily Federal Housing Administration (“FHA”) loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. As of December 31, 2021, the Bank offers its products and services through seventeen banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements.
Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest bearing deposits with other banks that have an original maturity of three months or less. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased, repurchase agreements and other short-term borrowings.
Interest Bearing Deposits in Other Financial Institutions
Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.
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
The Company’s current practice is to sell residential mortgage loans held for sale on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2021 and December 31, 2020.

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

Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor. The investor commits to a price, representing a premium on the day the borrower commits to an interest rate, at which it will purchase the loan from the Company if the loan to the underlying borrower closes, with the intent that the buyer/investor has assumed the interest rate risk on the loan as the Company protects itself from changes in interest rates. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, very little gain or loss should occur on the interest rate lock commitments.

Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage-backed securities, whereby the Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, carried on the Consolidated Balance Sheet within other assets or other liabilities, with changes in fair value recorded in other income within the Consolidated Statements of Income. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions. The gross gains on loan sales are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

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
The Company originates multifamily FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (”Ginnie Mae”) MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and periodically bundles and sells the servicing rights. When servicing is retained on multifamily FHA loans securitized and sold, the Company computes an excess servicing asset on a loan by loan basis. Unamortized multifamily FHA mortgage servicing rights ("MSRs") totaled $1.5 million as of December 31, 2021 and $807 thousand as of December 31, 2020.
Noninterest Income includes gains from the sale of the Ginnie Mae securities and net revenues earned on the servicing of multifamily FHA loans underlying the Ginnie Mae securities. Revenue from servicing commercial multifamily FHA mortgages is recognized as earned based on the specific contractual terms of the underlying servicing agreements, along with amortization of and changes in impairment of MSRs.
Investment Securities
The Company has no securities classified as held-to-maturity. Securities available-for-sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, current market conditions, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses, other than impairment losses, being reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of deferred income tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income in the Consolidated Statements of Income.
Premiums and discounts on investment securities are amortized/accreted to the earlier of call or maturity based on expected lives, which lives are adjusted based on prepayment assumptions and call optionality. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary in nature result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency or a significant deterioration in the financial condition of the issuer. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the: (1) magnitude of the decline in value; (2) financial condition of the issuer or issuers; and (3) structure of the security.
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
Allowance for Credit Losses

On January 1, 2020, we adopted Accounting Standards Codification ("ASC") 326, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC 326”), which replaced the incurred loss methodology for determining our provision for credit losses and ACL with an expected loss methodology that is referred to as the current expected credit loss ("CECL") model. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and held-to-maturity (“HTM”) debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASC 842, "Leases". In addition, ASC 326 changed the accounting for available-for-sale (“AFS”) debt securities. One such change is to require credit-related impairments to be recognized in the ACL rather than as a write-down of the securities' amortized cost basis when management does not intend to sell or believes that it is not more likely-than-not that they will be required to sell the securities prior to recovery of the securities' amortized cost basis. We adopted ASC 326 using the modified retrospective method. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company does not own HTM investment debt securities.
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
The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	For the Year Ended
(dollars in thousands)	December 31, 2021	December 31, 2020
(Reversal) / Provision for credit losses- loans	$(21,274)	$45,404
Provision for credit losses- AFS debt securities	453	167
Total provision for credit losses	$(20,821)	$45,571

Allowance for Credit Losses- Loans
The ACL - Loans is an estimate of the expected credit losses in the loans held for investment portfolio.
ASC 326 replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries are recorded to the extent they do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
Reserves on loans that do not share risk characteristics are evaluated on an individual basis (e.g., nonaccrual loans, TDRs). Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not evaluated individually for impairment, is segregated by call report codes and a loan-level probability of default (“PD”) / Loss Given Default (“LGD”) cash flow method is applied using an exposure at default (“EAD”) model. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments.
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
For our cash flow model, management utilizes and forecasts regional unemployment by using a national forecast and estimating a regional adjustment based on historical differences between the two as the loss driver over our reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. In 2021, the improvement in economic conditions, which impacted the unemployment projections, which inform our CECL economic forecast, along with improvements in credit quality and charge offs, resulted in a decrease in our ACL during 2021. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
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
Construction – commercial and residential. The construction commercial and residential loan portfolio comprises loans made to builders and developers of commercial and residential property, for both renovation, new construction, and development projects. Collateral properties include apartment buildings, mixed use property, residential condominiums, single and 1-4 residential property, and office buildings. The primary source of repayment on these loans is expected to come from the sale, permanent financing, or lease of the real property collateral. Construction loans are impacted by fluctuations in collateral values and the ability of the borrower or ultimate purchaser to obtain permanent financing.
Construction – commercial and industrial ("C&I") (owner occupied). The construction C&I (owner occupied) portfolio comprises loans to operating companies and their related entities for new construction or renovation of the real or leased property in which they operate. Generally these loans contain provisions for conversion to an owner occupied commercial real estate loan or to a commercial loan after completion of construction. Collateral properties include industrial, healthcare, religious facilities, restaurants, and office buildings.
Home Equity. The home equity portfolio comprises consumer lines of credit and loans secured by subordinate liens on residential real property.
Other Consumer. The other consumer portfolio comprises consumer loans not secured by real property, including personal lines of credit and loans, overdraft lines, and vehicle loans. This category also includes other loan items such as overdrawn deposit accounts as well as loans and loan payments in process.
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
A loan that has been modified or renewed is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. For further detail on TDRs regarding the CARES Act, please see "Risks and Uncertainties - Lending operations and accommodations to borrowers" above.
Allowance for Credit Losses - Available-for-Sale Debt Securities
Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.
The entire amount of an impairment loss is recognized in earnings only when: (1) the Company intends to sell the security; or (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.

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
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method for financial reporting purposes. Premises and equipment are depreciated over the useful lives of the assets, which generally range from three to seven years for furniture, fixtures and equipment, three to five years for computer software and hardware, and five to twenty years for leasehold improvements. Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statements of Income.
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
Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired, including other intangible assets. Other intangible assets include purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives. All intangible assets are subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.
Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually or upon the occurrence of a triggering event. The Company has determined that it has a single reporting unit. If the fair values of the reporting unit exceed the book value, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. Any impairment would be recorded through a reduction of goodwill or other intangible asset and an offsetting charge to noninterest expense. The Company performs impairment testing at any quarter-end when events or changes in circumstances indicate the assets might be impaired, or at least annually as of December 31.
The Company performs a qualitative impairment assessment to determine whether it is more likely than not that the fair value of the only reporting unit is less than its carrying amount. The Company assesses qualitative factors on a quarterly basis. Based on the assessment of these qualitative factors, if it is determined that it is more likely than not that the fair value of a reporting unit is not less than the carrying value, then performing the impairment process is not necessary. However, if it is determined that it is more likely than not that the carrying value exceeds the fair value, a quantified analysis is required to determine whether an impairment exists. Based on the results of qualitative assessments of the reporting unit, the Company concluded that no impairment existed at December 31, 2021. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
Interest Rate Swap Derivatives
As required by ASC Topic 815, "Derivatives and Hedging", the Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Revenue Recognition
The majority of our revenue-generating transactions are not subject to ASC 606 "Revenue from Contracts with Customers", including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Substantially all of the Company’s revenue is generated from contracts with customers. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:
•Service charges on deposit accounts (i.e. ATM fees) - These represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•Other Fees (i.e. insurance commissions, investment advisory fees, credit card fees, interchange fees) – Generally, the Company receives compensation when a customer that it refers opens an account with certain third-parties.

•Sale of OREO – The Company assesses whether it is “probable” that it will collect the consideration to which it will be entitled in exchange for transferring the asset to the customer.

Customer Repurchase Agreements
The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The agreements are entered into primarily as accommodations for large commercial deposit customers. The obligation to repurchase the securities is reflected as a liability in the Company’s Consolidated Balance Sheets, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held as collateral by third party trustees.
Marketing and Advertising
Marketing and advertising costs are generally expensed as incurred.
Income Taxes
The Company employs the asset and liability method of accounting for income taxes as required by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e. temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and limits risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are necessary for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax valuation allowance. In accordance with ASC 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain.
The Company’s policy is to recognize interest and penalties on income taxes in other noninterest expenses. The Company remains subject to examination for income tax returns by the Internal Revenue Service, as well as all of the states where it conducts business, for the years ending after December 31, 2018. There are currently no examinations in process as of December 31, 2021.
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
Earnings per Common Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period measured. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period including the potential dilutive effects of common stock equivalents.

Stock-Based Compensation
In accordance with ASC Topic 718, “Compensation,” the Company records as salaries and employee benefits expense on its Consolidated Statements of Income an amount equal to the amortization (over the remaining service period) of the fair value of option and restricted stock awards computed at the date of grant. Salary and employee benefits expense on variable stock grants (i.e., performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 17 - "Stock-Based Compensation" for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2021, 2020 and 2019. The Company records the discount from the fair market value of shares issued under its Employee Share Purchase Plan as a component of Salaries and employee benefits expense in its Consolidated Statement of Income.
Segment Reporting
While the chief operating decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating results are not reviewed by senior management to make resource allocation or performance decisions. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

New Authoritative Accounting Guidance
Accounting Standards Adopted in 2021

Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740)" ("ASU 2019-12"), simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. ASU 2019-12 was effective for us on January 1, 2021 and did not have a material impact on our consolidated financial statements for fiscal year 2021.

ASU No. 2021-06, "Presentation of Financial Statements (Topic 205), Financial Services - Depository and Lending (Topic 942), and Financial Services - Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rules Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants," was effective August 2021, upon addition to the ASC and it did not have a material impact on the consolidated financial statements.

ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modification of Exchanges of Freestanding Equity - Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)." The ASU addresses how an issuer should account for modifications or and exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021 and was adopted effective January 1, 2022. It did not have an impact on the consolidated financial statements.

Accounting Standards Pending Adoption

ASU 2020-4, "Reference Rate Reform (Topic 848)" ("ASU 2020-4"), provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/ costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-4 also provides numerous optional expedients for derivative accounting. ASU 2020-4 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-4 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. As we have evaluated our portfolio, LIBOR based loans have been modified with fallback language in accordance with ASU 2020-04 and the expectation of a change in index is not expected to have a material impact on the accounting for those loans.

ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("the ASU') simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

Note 2 – Cash and Due from Banks
Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank ("FRB") based principally on the type and amount of their deposits. During 2021, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as significant excess reserves, on which interest is paid. The average daily balance maintained in 2021 was $2.3 billion and in 2020 was $1.1 billion. The Company also has deposits with other banks that serve as collateral for derivative positions it holds, totaling $6.3 million at December 31, 2021 and $5.1 million at December 31, 2020. Derivative positions are reflected in Other Assets and Liabilities as discussed in Note 10 - Other Derivatives.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank ("FHLB") of Atlanta and noninterest bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.`
Note 3 – Investment Securities Available-for-Sale
Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for	Estimated Fair Value
(dollars in thousands)				Credit Losses
U.S. treasury bonds	$49,693	$22	$(257)	$—	$49,458
U.S. agency securities	629,273	736	(7,622)	—	622,387
Residential mortgage backed securities	1,692,773	5,697	(20,797)	—	1,677,673
Municipal bonds	141,916	3,865	(347)	(3)	145,431
Corporate bonds	129,012	648	(584)	(617)	128,459
	$2,642,667	$10,968	$(29,607)	$(620)	$2,623,408

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for	Estimated Fair Value
(dollars in thousands)				Credit Losses
U. S. agency securities	$181,087	$1,461	(627)	$—	$181,921
Residential mortgage backed securities	811,328	14,506	(833)		825,001
Municipal bonds	102,259	5,872	—	(18)	108,113
Corporate bonds	34,383	1,624	(8)	(149)	35,850
	$1,129,057	$23,463	(1,468)	(167)	$1,150,885

In addition, at December 31, 2021 and December 31, 2020, the Company held $34.2 million and $40.1 million in equity securities, respectively, in a combination of FRB and FHLB stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.
The unrealized losses that exist at December 31, 2021 are generally the result of changes in market interest rates and interest spread relationships since original purchases. However, as of December 31, 2021, the Company determined that part of the unrealized loss positions in AFS corporate and municipal securities could be due to credit-related events, and therefore, provisions for credit losses of $453 thousand and $167 thousand were recorded as of December 31, 2021 and 2020, respectively. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2021 and 2020 are as follows:

		Less than 12 Months		12 Months or Greater		Total
December 31, 2021	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Treasury Bond	1	$24,593	$257	$—	$—	$24,593	$257
U. S. agency securities	64	452,966	6,256	68,977	1,366	521,943	7,622
Residential mortgage backed securities	153	1,327,519	16,841	108,061	3,956	1,435,580	20,797
Municipal Bonds	8	20,181	347	—	—	20,181	347
Corporate bonds	13	66,051	584	—	—	66,051	584
	239	$1,891,310	$24,285	$177,038	$5,322	$2,068,348	$29,607

		Less than 12 Months		12 Months or Greater		Total
December 31, 2020	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. agency securities	28	$46,412	$67	$41,320	$560	$87,732	$627
Residential mortgage backed securities	35	170,178	782	6,419	51	176,597	833
Municipal bonds	3	5,764	8	—	—	5,764	8
	66	$222,354	$857	$47,739	$611	$270,093	$1,468
The amortized cost and estimated fair value of investments available-for-sale at December 31, 2021 and 2020 by contractual maturity are shown in the table below. Expected maturities for residential mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. agency securities maturing:
One year or less	$425,597	$421,347	$53,916	$53,906
After one year through five years	141,537	140,785	110,083	110,777
Five years through ten years	62,092	60,255	17,087	17,240
Residential mortgage backed securities	1,692,820	1,677,673	811,328	825,001
Municipal bonds maturing:
One year or less	4,806	4,861	4,329	4,348
After one year through five years	25,457	26,816	26,622	28,272
Five years through ten years	97,945	99,960	69,309	73,389
After ten years	13,708	13,797	2,000	2,121
Corporate bonds maturing:
One year or less	18,924	18,991	5,218	5,220
After one year through five years	54,630	54,833	22,189	23,267
Five years through ten years	55,458	55,252	6,976	7,511
After ten years	—	—	—	—
U.S. treasury	49,693	49,458	—	—
Allowance for credit losses		(620)	—	(167)
	$2,642,667	$2,623,408	$1,129,057	$1,150,885

In 2021, gross realized gains on sales of investment securities were $3.2 million and gross realized losses on sales of investment securities were $187 thousand. In 2020, gross realized gains on sales of investment securities were $1.9 million and gross realized losses on sales of investment securities were $46 thousand. In 2019, gross realized gains on sales of investment securities were $1.7 million and gross realized losses on sales of investment securities were $153 thousand. Proceeds from sales and calls of investment securities for 2021, 2020, and 2019 were $201.0 million, $124.1 million, and $104.8 million, respectively.
The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at December 31, 2021 was $261.0 million and $268.4 million at December 31, 2020, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of December 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Note 4 – Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized net deferred fees, at December 31, 2021 and 2020 are summarized by type as follows:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,354,317	19%	$1,437,433	19%
PPP loans	51,105	1%	454,771	6%
Income producing - commercial real estate	3,385,298	48%	3,687,000	47%
Owner occupied - commercial real estate	1,087,776	15%	997,694	13%
Real estate mortgage - residential	73,966	1%	76,592	1%
Construction - commercial and residential	896,319	13%	873,261	11%
Construction - C&I (owner occupied)	159,579	2%	158,905	2%
Home equity	55,811	1%	73,167	1%
Other consumer	1,427	—	1,389	—
Total loans	7,065,598	100%	7,760,212	100%
Less: allowance for credit losses	(74,965)		(109,579)
Net loans	$6,990,633		$7,650,633
Unamortized net deferred fees amounted to $26.9 million and $30.8 million at December 31, 2021 and 2020, of which $15 thousand and $30 thousand at December 31, 2021 and 2020, respectively, represented net deferred costs on home equity loans.
As of December 31, 2021 and 2020, the Bank serviced $120.3 million and $124.0 million, respectively, of multifamily FHA loans, SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets.
Real estate loans are secured primarily by duly recorded first deeds of trust or mortgages. In some cases, the Bank may accept a recorded junior trust position. In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate satisfactory financial condition. Additionally, an equity contribution toward the project is customarily required.
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
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.5 billion at December 31, 2021. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 64% of the outstanding ADC loan portfolio at December 31, 2021. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
The following tables detail activity in the ACL by portfolio segment for the years ended December 31, 2021 and 2020. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction - Commercial and Residential	Home Equity	Other Consumer	Total
Year Ended December 31, 2021
Allowance for credit losses:
Balance at beginning of period	$26,569	$55,385	$14,000	$1,020	$11,529	$1,039	$37	$109,579
Loans charged-off	(8,788)	—	(5,444)	—	(206)	—	(1)	(14,439)
Recoveries of loans previously charged-off	486	—	97	—	499	—	18	1,100
Net loans charged-off	(8,302)	—	(5,347)	—	293	—	17	(13,339)
Provision for credit losses	(3,792)	(17,098)	3,493	(571)	(2,723)	(565)	(19)	(21,275)
Ending balance	$14,475	$38,287	$12,146	$449	$9,099	$474	$35	$74,965

Year Ended December 31, 2020
Allowance for credit losses:
Balance at beginning of period prior to adoption of ASC 326	$18,832	$29,265	$5,838	$1,557	$17,485	$656	$25	$73,658
Impact of adopting ASC 326	892	11,230	4,674	(301)	(6,143)	245	17	$10,614
Loans charged-off	(12,082)	(4,300)	(20)	(815)	(2,947)	(92)	(3)	(20,259)
Recoveries of loans previously charged-off	130	—	—	—	4	—	28	162
Net loans (charged-off) recoveries	(11,952)	(4,300)	(20)	(815)	(2,943)	(92)	25	(20,097)
Provision for credit losses	18,797	19,190	3,508	579	3,130	230	(30)	45,404
Ending balance	$26,569	$55,385	$14,000	$1,020	$11,529	$1,039	$37	$109,579
The following table presents the ending allowance balance attributable to loans individually and collectively evaluated for impairment, as well as associated loan balances, as of December 31, 2021 and 2020:

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction - Commercial and Residential	Home Equity	Other Consumer	Total
Year Ended December 31, 2021
Allowance for credit losses:
Ending Allowance Balance Attributable to loans:
Individually evaluated for impairment	$1,799	$5,156	$—	$—	$—	$—	$—	$6,955
Collectively evaluated for impairment	12,676	33,131	12,146	449	9,099	474	35	68,010
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total Allowance Ending Balance	$14,475	$38,287	$12,146	$449	$9,099	$474	$35	$74,965

Loans:
Loans Individually evaluated for impairment	$11,284	$22,570	$42	$1,779	$3,093	$366	$—	$39,134
Loans Collectively evaluated for impairment	1,394,138	3,362,728	1,087,734	72,187	1,052,805	55,445	1,427	7,026,464
Loans Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total Ending Loans Balance	$1,405,422	$3,385,298	$1,087,776	$73,966	$1,055,898	$55,811	$1,427	$7,065,598

Year Ended December 31, 2020
Allowance for credit losses:
Ending Allowance Balance Attributable to loans:
Individually evaluated for impairment	$7,343	$6,425	$1,241	$330	$103	$—	$—	$15,442
Collectively evaluated for impairment	19,226	48,960	12,759	690	11,426	1,039	37	94,137
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total Allowance Ending Balance	$26,569	$55,385	$14,000	$1,020	$11,529	$1,039	$37	$109,579

Loans:
Loans Individually evaluated for impairment	$16,627	$28,063	$22,398	$2,683	$206	$416	$—	$70,393
Loans Collectively evaluated for impairment	1,875,577	3,658,937	975,296	73,909	1,031,960	72,751	1,389	7,689,819
Loans Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total Ending Loans Balance	$1,892,204	$3,687,000	$997,694	$76,592	$1,032,166	$73,167	$1,389	$7,760,212

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2021:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Business/Other Assets	Real Estate	Business/Other Assets	Real Estate
Commercial	$3,098	$6,821	$11,326	$4,026
PPP loans	1,365	—	—	—
Income-producing-commercial real estate	3,193	19,378	3,193	15,686
Owner occupied - commercial real estate	—	42	—	23,159
Real estate mortgage- residential	—	1,779	—	2,932
Construction - commercial and residential	—	3,093	—	206
Home Equity	—	366	—	415
Other consumer	—	—	—	—
Total	$7,656	$31,479	$14,519	$46,424

Credit Quality Indicators
The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company’s primary credit quality indicator is an internal credit risk rating system that categorizes loans into pass, watch, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes which comprise the consumer portfolio segment.
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

The Company’s credit quality indicators are updated on an ongoing basis along with our credits rated watch or below reviews. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2021 and 2020. The data is further defined by year of loan origination.

December 31, 2021 (dollars in thousands)	Prior	2017	2018	2019	2020	2021	Total
Commercial
Pass	$344,887	$232,399	$212,461	$125,698	$109,685	$248,191	$1,287,658
Watch	23,986	7,758	15,039	996	4,268	3,137	40,847
Special Mention	901	9,515	363	—	—	—	10,779
Substandard	11,694	778	2,124	437	—	—	15,033
Total	381,468	250,450	229,987	127,131	113,953	251,328	1,354,317
PPP loans	—	—	—	—	—	—	—
Pass	—	—	—	—	16,840	32,900	49,740
Substandard					1,365		1,365
Total	—	—	—	—	18,205	32,900	51,105
Income producing - commercial real estate			—	—	—	—	—
Pass	650,960	334,935	467,617	503,546	349,120	598,806	2,904,984
Watch	58,334	73,760	—	43,561	35,094	—	210,749
Special Mention	101,580	—	41,936	51,957	—	—	195,473
Substandard	60,059	—	8,491	5,542	—	—	74,092
Total	870,933	408,695	518,044	604,606	384,214	598,806	3,385,298
Owner occupied - commercial real estate			—	—	—	—	—
Pass	369,402	127,687	210,348	82,427	43,143	184,527	1,017,534
Watch	22,710	4,643	11,783	7,026	—	—	46,162
Special Mention	—	—	—	2,122	—	—	2,122
Substandard	21,958	—	—	—	—	—	21,958
Total	414,070	132,330	222,131	91,575	43,143	184,527	1,087,776
Real estate mortgage - residential			—	—	—	—	—
Pass	14,645	5,854	12,956	15,546	3,436	16,495	68,932
Watch	3,255	—	—	—	—	—	3,255
Substandard	1,698	—	—	81	—	—	1,779
Total	19,598	5,854	12,956	15,627	3,436	16,495	73,966
Construction - commercial and residential			—	—	—	—	—
Pass	56,631	140,529	184,749	147,582	225,312	93,999	848,802
Watch	506	43,918	—	—	—	—	44,424
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	3,093	—	—	3,093
Total	57,137	184,447	184,749	150,675	225,312	93,999	896,319
Construction - C&I (owner occupied)			—	—	—	—	—
Pass	19,710	1,754	25,163	46,451	61,408	768	155,254
Watch	680	390	3,255	—	—	—	4,325
Total	20,390	2,144	28,418	46,451	61,408	768	159,579
Home Equity	—	—	—	—	—	—	—
Pass	23,371	5,237	1,766	2,484	9,966	12,383	55,207
Watch	193	—	—	—	—	—	193

Substandard	366	—	—	45	—	—	411
Total	23,930	5,237	1,766	2,529	9,966	12,383	55,811
Other Consumer	—	—	—	—	—	—	—
Pass	1,192	26	44	—	19	91	1,372
Substandard	55	—	—	—	—	—	55
Total	1,247	26	44	—	19	91	1,427
Total Recorded Investment	$1,788,773	$989,183	$1,198,095	$1,038,594	$859,656	$1,191,297	$7,065,598

December 31, 2020 (dollars in thousands)	Prior	2016	2017	2018	2019	2020	Total
Commercial
Pass	$323,660	$111,886	$249,541	$211,551	$164,166	$227,095	$1,287,899
Watch	31,903	5,315	19,145	21,013	7,740	7,979	93,095
Special Mention	4,969	1,692	8,969	3,385	5,599	2,169	26,783
Substandard	17,679	5,803	1,820	3,525	829	—	29,656
Total	378,211	124,696	279,475	239,474	178,334	237,243	1,437,433
PPP loans							—
Pass	—	—	—	—	—	454,771	454,771
Total	—	—	—	—	—	454,771	454,771
Income producing - commercial real estate							—
Pass	560,915	347,946	397,953	622,276	643,388	512,387	3,084,865
Watch	152,367	62,912	91,636	89,852	44,555	34,195	475,517
Special Mention	213	—	—	—	51,969	—	52,182
Substandard	58,555	800	4,656	4,883	5,542	—	74,436
Total	772,050	411,658	494,245	717,011	745,454	546,582	3,687,000
Owner occupied - commercial real estate							—
Pass	343,371	100,272	111,996	136,644	59,681	49,584	801,548
Watch	16,014	5,011	2,640	10,338	15,501	—	49,504
Special Mention	418	—	—	83,110	19,091	—	102,619
Substandard	28,228	784	1,908	2,048	10,151	904	44,023
Total	388,031	106,067	116,544	232,140	104,424	50,488	997,694
Real estate mortgage - residential							—
Pass	16,310	2,693	10,199	12,746	18,209	10,116	70,273
Watch	1,996	699	—	728	—	—	3,423
Substandard	1,198	1,698	—	—	—	—	2,896
Total	19,504	5,090	10,199	13,474	18,209	10,116	76,592
Construction - commercial and residential							—
Pass	21,290	60,486	266,788	297,480	105,679	71,297	823,020
Watch	929	—	42,751	3,448	—	—	47,128
Special Mention	12	—	—	2,895	—	—	2,907
Substandard	—	—	206	—	—	—	206
Total	22,231	60,486	309,745	303,823	105,679	71,297	873,261
Construction - C&I (owner occupied)							—
Pass	8,278	10,476	6,637	30,340	22,209	40,101	118,041

Watch	3,573	—	2,118	4,935	—	—	10,626
Special Mention	124	—	—	—	14,436	15,678	30,238
Total	11,975	10,476	8,755	35,275	36,645	55,779	158,905
Home Equity							—
Pass	33,226	4,493	8,227	7,827	4,224	12,924	70,921
Watch	1,596	—	—	—	—	—	1,596
Substandard	603	—	—	—	47	—	650
Total	35,425	4,493	8,227	7,827	4,271	12,924	73,167
Other Consumer							—
Pass	929	190	64	74	94	31	1,382
Substandard	7	—	—	—	—	—	7
Total	936	190	64	74	94	31	1,389
Total Recorded Investment	$1,628,363	$723,156	$1,227,254	$1,549,098	$1,193,110	$1,439,231	$7,760,212
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
The following table presents, by class of loan, information related to nonaccrual loans as of December 31, 2021 and 2020.

	December 31, 2021
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial	$5,806	$3,070	$8,876
PPP	1,365	$—	1,365
Income producing - commercial real estate	3,920	9,536	13,456
Owner occupied - commercial real estate	42	—	42
Real estate mortgage - residential	1,779	231	2,010
Construction - commercial and residential	3,093	—	3,093
Home equity	366	—	366
Total nonaccrual loans (1)(2) (3)	$16,371	$12,837	$29,208

	December 31, 2020
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial	$3,263	$12,089	$15,352
Income producing - commercial real estate	6,500	12,380	18,880
Owner occupied - commercial real estate	18,941	4,217	23,158
Real estate mortgage - residential	1,234	1,697	2,931
Construction - commercial and residential	—	206	206
Home equity	416	—	416
Total nonaccrual loans (1)(2)	$30,354	$30,589	$60,943

(1)Excludes TDRs that were performing under their restructured terms totaling $10.2 million at December 31, 2021, and $10.5 million at December 31, 2020.
(2)Gross interest income of $1.7 million $3.7 million and $3.0 million would have been recorded for 2021, 2020 and 2019, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $101 thousand, $679 thousand and $630 thousand at December 31, 2021 2020 and 2019, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.
(3)The CARES Act created the PPP, a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of December 31, 2021 and 2020.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
December 31, 2021
Commercial	$1,462	$672	$—	$2,134	$1,343,307	$8,876	$1,354,317
PPP loans	1,765	825	—	$2,590	47,150	1,365	$51,105
Income producing - commercial real estate	—	—	—	—	3,371,842	13,456	3,385,298
Owner occupied - commercial real estate	419	19,108	—	19,527	1,068,207	42	1,087,776
Real estate mortgage – residential	1,372	—	—	1,372	70,584	2,010	73,966
Construction - commercial and residential	—	—	—	—	893,226	3,093	896,319
Construction - C&I (owner occupied)	—	—	—	$—	159,579	—	$159,579
Home equity	33	187	—	220	55,225	366	55,811
Other consumer	—	—	—	—	1,427	—	1,427
Total	$5,051	$20,792	$—	$25,843	$7,010,547	$29,208	$7,065,598
December 31, 2020
Commercial	$6,411	$21,426	$—	$27,837	$1,394,244	$15,352	$1,437,433
PPP loans	—	—	—		454,771	—	454,771
Income producing - commercial real estate	—	51,913	—	$51,913	3,616,207	18,880	3,687,000
Owner occupied - commercial real estate	10,630	3,542	—	$14,172	960,364	23,158	997,694
Real estate mortgage – residential	1,430	—	—	$1,430	72,231	2,931	76,592
Construction - commercial and residential	2,992	340	—	$3,332	869,723	206	873,261
Construction - C&I (owner occupied)	—	—	—		158,905	—	158,905
Home equity	467	4,552	—	$5,019	67,732	416	73,167
Other consumer	21	1	—	$22	1,367	—	1,389
Total	$21,951	$81,774	$—	$103,725	$7,595,544	$60,943	$7,760,212

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
Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of December 31, 2021, all performing TDRs were categorized as interest-only modifications.
Loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan. An allowance for consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.

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

The following tables presents, by class, the recorded investment of loans modified in TDRs held by the Company during the years ended December 31, 2021 and 2020.

	As of December 31, 2021
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructurings
Restructured accruing	5	$1,043	$9,116	$—	$—	$10,159
Restructured nonaccruing	2	—	6,342	—	—	6,342
Total	7	$1,043	$15,458	$—	$—	$16,501

Specific allowance		$140	$3,216	$—	$—	$3,356

Restructured and subsequently defaulted		$—	$6,342	$—	$—	$6,342

	As of December 31, 2020
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructurings
Restructured accruing	7	$1,276	$9,183	$13	$—	$10,472
Restructured nonaccruing	3	—	6,342	2,370	—	8,712
Total	10	$1,276	$15,525	$2,383	$—	$19,184

Specific allowance		$733	$2,989	$—	$—	$3,722

Restructured and subsequently defaulted		$—	$6,342	$2,370	$—	$8,712
The Company had seven TDRs at December 31, 2021, totaling $16.5 million, as compared to ten TDRs totaling $19.2 million at December 31, 2020.
At December 31, 2021, five of these TDR loans, totaling $10.2 million, were performing under their modified terms, as compared to December 31, 2020, when there were seven performing TDR loans totaling approximately $10.5 million.
During 2021, there was one performing TDRs totaling $101 thousand that defaulted on their modified terms that were reclassified to nonperforming loans, as compared to two performing TDR loans during 2020 totaling approximately $6.3 million that defaulted on their modified terms and either charged-off or were reclassified to nonperforming loans. A default is considered to have occurred once the TDR is past due 90 days or more, or has been placed on nonaccrual.
During 2021, one previously nonperforming restructured loan had its collateral sold and all principal collected along with partial collection of delinquent interest; one restructured loan purchased as part of the 2014 acquisition of Virginia Heritage Bank had its full carrying value collected, while additional payments are expected to recover previously written off principal and interest;

and, the aforementioned performing TDR totaling $101 thousand that defaulted in 2021 was subsequently charged off later in the year. During 2020, there were two restructured loans totaling approximately $870 thousand that had their collateral property sold and were paid in full, and one TDR loan totaling $138 thousand that had previously defaulted was charged off.

Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further loss. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

During 2021, there were no loans modified in a TDR, as compared to two loans during 2020 totaling approximately $572 thousand modified in a TDR.
Related Party Loans
Certain directors and executive officers of the Company and the Bank and certain affiliated entities of such directors and executive officers have had loan transactions with the Company. All of such loans are either fully repaid or performing and none of such loans are nonaccrual, past due, restructured or, rated substandard or worse (not on nonaccrual).
The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2021 and 2020.
Amounts in the “Additions due to Changes in Related Parties” reflect existing outstanding loans that transitioned to being related party loans between January 1, 2021 and December 31, 2021 as a result of changes in related party status with respect to certain of the Company’s directors who are affiliated with the related borrowers.

(dollars in thousands)	2021	2020
Balance at January 1,	$72,956	$52,368
Additions	301	30,920
Repayments	(4,750)	(10,332)
Additions due to Changes in Related Parties	82,315	—
Deletions due to Changes in Related Parties	—	—
Balance at December 31,	$150,822	$72,956

Note 5 – Premises and Equipment
Premises and equipment include the following at December 31:

(dollars in thousands)	2021	2020
Leasehold improvements	$32,825	$32,540
Furniture and equipment	33,065	32,770
Less accumulated depreciation and amortization	(51,333)	(51,757)
Total premises and equipment, net	$14,557	$13,553
Total depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 was $4.3 million, $4.0 million and $5.8 million, respectively.
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
As of December 31, 2021, the Company had $30.6 million of operating lease ROU assets and $35.5 million of operating lease liabilities on the Company’s Consolidated Balance Sheet. The Company has elected not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
Our leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and lease liabilities.
As of December 31, 2021, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. In 2021, the Company entered into two new leases, renewed/extended three leases and had five leases expire (three branches were closed and two operations center locations were consolidated into one new location)
The following table presents lease costs and other lease information.

	Years Ended
(dollars in thousands)	December 31, 2021		December 31, 2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$8,104		$8,411
Variable lease cost (cost excluded from lease payments)	876		971
Sublease income	(348)		(347)
Net lease cost	$8,632		$9,035

Operating lease - operating cash flows (fixed payments)	$6,046		$9,232
Right-of-use assets - operating leases	$30,555		$25,237
Operating lease liabilities	$35,501		$28,022
Weighted average lease term - operating leases	6.26	yrs	6.20	yrs
Weighted average discount rate - operating leases	3.05%		4.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021 were as follows:

(dollars in thousands)
Twelve Months Ended:
December 31, 2022	$7,231
December 31, 2023	7,037
December 31, 2024	6,293
December 31, 2025	5,331
December 31, 2026	4,186
Thereafter	8,407
Total Future Minimum Lease Payments	38,485
Amounts Representing Interest	(2,984)
Present Value of Net Future Minimum Lease Payments	$35,501
Note 7 – Intangible Assets
Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

(dollars in thousands)	Gross Intangible Assets	Additions	Accumulated Amortization	FHA MSR Sales	Net Intangible Assets
December 31, 2021
Goodwill	$104,168	$—	$—	$—	$104,168
Core deposit	7,070	—	(7,070)	—	—
Excess servicing (1)	946	909	(230)		1,625
Non-compete agreements	345	—	(345)	—	—
	$112,529	$909	$(7,645)	$—	$105,793
December 31, 2020
Goodwill	$104,168	$—	$—	$—	$104,168
Core deposit	7,070	—	(7,070)	—	—
Excess servicing (1)	2,478	667	(2,199)	—	946
Non-compete agreements	345	—	(345)	—	—
	$114,061	$667	$(9,614)	$—	$105,114
(1) The Company recognizes a servicing asset for the computed value of servicing fees on the sale of multifamily FHA loans and the sale of the guaranteed portion of SBA loans. Assumptions related to loan terms and amortization are made to arrive at the initial recorded values, which are included in other assets.
The aggregate amortization expense was $132 thousand, $292 thousand, and $1.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The future estimated annual amortization expense is presented below:

Years Ending December 31:
(dollars in thousands)	Amount
2022	66
2023	66
2024	66
2025	66
2026	66
Thereafter	1,295
Total annual amortization	$1,625
Note 8 – Other Real Estate Owned
The activity within OREO for the years ended December 31, 2021 and 2020 is presented in the table below. There was one property in the process of foreclosure as of December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, there was one sale of OREO in both periods.

	Years Ended December 31,
(dollars in thousands)	2021	2020
Beginning Balance	$4,987	$1,487
Real estate acquired from borrowers	148	6,750
Properties sold	(3,500)	(3,250)
Ending Balance	$1,635	$4,987
`Note 9 – Mortgage Banking Derivatives
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
At December 31, 2021 the Bank had mortgage banking derivative financial instruments with a notional value of $56.3 million related to its interest rate lock commitments. The fair value of these mortgage banking derivative instruments at December 31, 2021 was $600 thousand included in other assets. At December 31, 2020 the Bank had mortgage banking derivative financial instruments with a notional value of $367.7 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2020 was $5.2 million included in other assets.
Included in gain on sale of loans for the year ended December 31, 2021, 2020 and 2019 was a net gain of $209 thousand, a net loss of $309 thousand and a net gain of $186 thousand, respectively, relating to mortgage banking derivative instruments. The amount included in gain on sale of loans for year ended December 31, 2021, 2020 and 2019 pertaining to its mortgage banking hedging activities was a net realized loss of $18 thousand, a net realized gain of $27 thousand, and a net realized loss of $116 thousand, respectively.

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
As of December 31, 2021 and 2020, the Company had zero and one designated cash flow hedge interest rate swap transaction outstanding, respectively, which were associated with the Company's variable rate deposits. The Company recognized $829 thousand in noninterest income during March 2019 due to the termination of two of its interest rate swap transactions as part of the Company’s asset liability strategy as well as declines in market interest rates.
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
As of December 31, 2021, the aggregate fair value of derivative contracts with credit risk contingent features (i.e. containing collateral posting or termination provisions based on our capital status) that was in a net liability position totaled $2.4 million. The aggregate fair value of all derivative contracts with credit risk contingent features that were a net liability position totaled $4.2 million as of December 31, 2020. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2021 the Company posted $2.9 million with its derivative counterparties against its obligations under these agreements because these agreements were in a net liability position. At December 31, 2020, the Company posted $1.5 million with its derivative counterparties against its obligations under these agreements because these agreements were in a net liability position. If the Company had breached any provisions under the agreements at December 31, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.
The table below identifies the balance sheet category and fair value of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of December 31, 2021 and December 31, 2020.

(dollars in thousands)	December 31, 2021			December 31, 2020
	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments
Interest rate product	$272,825	$5,273	Other Assets	$195,065	$3,491	Other Assets
Mortgage banking derivatives	56,331	636	Other Assets	367,708	5,213	Other Assets
	$329,156	$5,909	Other Assets	$562,773	$8,704	Other Assets
Derivatives designated as hedging instruments
Interest rate product	—	$—	Other Liabilities	$100,000	$516	Other Liabilities
Derivatives not designated as hedging instruments
Interest rate product	$272,825	$5,223	Other Liabilities	$209,830	$3,653	Other Liabilities
Other Contracts	26,417	47	Other Liabilities	26,911	118	Other Liabilities
Mortgage banking derivatives	—	—	Other Liabilities	—	—	Other Liabilities
	$299,242	5,270	Other Liabilities	$236,741	3,771	Other Liabilities
Net derivatives on the balance sheet		639			4,287
Cash and other collateral(1)		2,930			4,168
Net derivative Amounts		$(2,291)			$119
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

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the years ended December 31, 2021, 2020 and 2019.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
	Amount of Gain or (Loss) Recognized in OCI on Derivative Year Ended December 31,				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Year Ended December 31,
Derivatives in ASC 815-20 Hedging Relationships (dollars in thousands)	2021	2020	2019		2021	2020	2019
Derivatives in cash flow hedging relationships
Interest rate products	$—	$(1,510)	$(1,812)	Interest expense	$(517)	$(1,146)	$1,165
Interest rate products	—	—	—	Gain on sale of investment securities	—	—	829
Total	$—	$(1,510)	$(1,812)		$(517)	$(1,146)	$1,994
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Year Ended December 31,
	2021	2020	2019	2019
	Interest Expense	Interest Expense	Interest Expense	Gain on sale of investment securities
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$(517)	$(1,146)	$1,165	$829

Gain or (loss) on cash flow hedging relationships in ASC 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(517)	$(1,146)	$1,165	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring		$—	$—	$829
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	$(517)	$(1,146)	$1,165	$(1,146)

Effect of Derivatives Not Designated as Hedging Instruments on the Statements of Income
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2021	2020	2019
Interest rate products	Other income / (expense)	$2,797	$153	$(8)
Mortgage banking derivatives	Other income	636	5,213	280
Other contracts	Other income / (expense)	—	32	(27)
Total		$3,433	$5,398	$245
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

Note 11 – Deposits
The following table provides information regarding the Bank’s deposit composition at December 31, 2021 and 2020 as well as the average rate being paid on interest bearing deposits for the month of December 2021 and 2020.

	December 31,
(dollars in thousands)	2021	2020
Noninterest bearing demand	$3,277,956	$2,809,334
Interest bearing transaction	777,255	756,923
Savings and money market	5,197,247	4,645,186
Time deposits	729,082	977,760
Total	$9,981,540	$9,189,203
The remaining maturity of time deposits at December 31, 2021 and 2020 are as follows:

(dollars in thousands)	2021	2020
2021	$—	$556,221
2022	478,057	232,462
2023	168,279	114,782
2024	58,908	53,942
2025	18,454	17,223
2026	2,254	—
Thereafter	3,130	3,130
Total	$729,082	$977,760

(dollars in thousands)	2021	2020
Three months or less	$97,937	$230,892
More than three months through six months	171,508	191,656
More than six months through twelve months	208,612	133,673
Over twelve months	251,025	421,539
Total	$729,082	$977,760
Interest expense on deposits for the years ended December 31, 2021, 2020 and 2019 is as follows:

(dollars in thousands)	2021	2020	2019
Interest bearing transaction	$1,609	$3,190	$6,491
Savings and money market	15,000	26,272	50,042
Time deposits	11,163	24,104	34,493
Total	$27,772	$53,566	$91,026
Related Party deposits totaled $71.1 million and $25.7 million at December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, time deposit accounts in excess of $250 thousand are as follows:

Time deposits $250,000 or more
(dollars in thousands)	2021	2020
Three months or less	$16,663	$32,967
More than three months through six months	56,619	122,192
More than six months through twelve months	48,271	47,638
Over twelve months	30,907	28,280
Total	$152,460	$231,077
At December 31, 2021, total deposits included $2.6 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 27% of total deposits. At December 31, 2020, total brokered deposits (excluding the CDARS and ICS two-way) were $2.4 billion, or 26% of total deposits.

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
The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company accounts for its affordable housing tax credit investments using the proportional amortization method. The Company’s net affordable housing tax credit investments were $36.4 million and related unfunded commitments were $16.5 million as of December 31, 2021, and are included in Other Assets and Other Liabilities in the Consolidated Balance Sheets.

As of December 31, 2021, the expected payments for unfunded affordable housing commitments were as follows:

Years Ending December 31:
(dollars in thousands)	Amount
2022	7,973
2023	5,059
2024	1,964
2025	179
2026	290
Thereafter	1,039
Total unfunded commitments	$16,504

Note 13 – Borrowings
Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased	$23,918	0.20%	$26,726	0.26%
Federal Home Loan Bank – current portion	300,000	0.67%	300,000	0.67%
Total	$323,918		$326,726

Average Daily Balance:
Customer repurchase agreements and federal funds purchased	$24,887	0.20%	$29,345	1.00%
Federal Home Loan Bank – current portion	300,000	0.67%	280,126	0.66%
Total	$324,887		$309,471

Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased	$29,401	0.20%	$32,987	1.13%
Federal Home Loan Bank – current portion	300,000	0.67%	300,000	0.67%
Total	$329,401		$332,987

Long-term:
At Year-End:
Subordinated Notes	$69,670	5.84%	$220,000	5.42%
FHLB Advance	—	—	50,000,000	1.81%

Average Daily Balance:
Subordinated Notes	$156,340	6.39%	$220,000	5.42%
FHLB Advance	8,630	1.84%	50,000	1.81%

Maximum Month-end Balance:
Subordinated Notes	$218,081	5.36%	$220,000	5.42%
FHLB Advance	50,000	1.81%	50,000	1.81%
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
The Bank can purchase up to $155 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2021 and can place brokered funds under one-way CDARS and ICS deposits in the amount of $1.8 billion, against which there was $79 thousand outstanding at December 31, 2021. The Bank also has a commitment at December 31, 2021 from IntraFi to place up to $1.8 billion of brokered deposits from its Insured Network Deposits (“IND”) program in amounts requested by the Bank, as compared to an actual balance of $1.6 billion at December 31, 2021. At December 31, 2021, the Bank was also eligible to take advances from the FHLB up to $1.1 billion based on collateral at the FHLB, of which there was $300 million outstanding at December 31, 2021. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $549.0 million, is collateralized with specific loan assets pledged to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.
Long-term borrowings were $69.7 million at December 31, 2021 and $268.1 million at December 31, 2020.
On August 5, 2014, the Company completed the sale of $70 million of its 5.75% subordinated notes, due September 1, 2024 (the “2024 Notes”). The Notes were offered to the public at par. The 2024 Notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $68.8 million, which includes $1.2 million in deferred financing costs which are being amortized over the life of the 2024 Notes.
On July 26, 2016, the Company completed the sale of $150 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “2026 Notes”). The 2026 Notes were offered to the public at par and qualified as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $147.4 million, which includes $2.6 million in deferred financing costs which is being amortized over the life of the 2026 Notes. This note was redeemed by the Company on August 2, 2021 to reduce ongoing interest expense and to reduce excess common equity at the Bank level.
On February 26, 2020, the Bank borrowed $50 million dollars under its borrowing arrangement with the Federal Home Loan Bank of Atlanta at a fixed rate of 1.81% with a maturity date of February 26, 2030 as part of the overall asset liability strategy and to support loan growth. The advance was repaid March of 2021, as it became clear that the excess on balance sheet liquidity was not necessary.
Note 14 – Income Taxes
Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2021	2020	2019
Current federal income tax expense	$39,865	$40,201	$39,756
Current state income tax expense	15,348	12,059	14,153
Total current tax expense	55,213	52,260	53,909

Deferred federal income tax expense (benefit)	5,185	(5,212)	78
Deferred state income tax benefit	585	(3,120)	(139)
Total deferred tax benefit	5,770	(8,332)	(61)

Total income tax expense	$60,983	$43,928	$53,848
The Company had net deferred tax assets (deferred tax assets in excess of deferred tax liabilities) of $43.2 million and $38.6 million for the years ended at December 31, 2021 and 2020, respectively, which related primarily to our allowance for credit losses, and loan origination fees. Management believes it is more likely than not that all of the deferred tax assets will be realized with the exception of certain state net operating losses.

Temporary timing differences between the amounts reported in the Consolidated Financial Statements and the tax bases of assets and liabilities result in deferred taxes. The table below summarizes significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Deferred tax assets
Allowance for credit losses	$19,736	$28,118
Deferred loan fees and costs	6,559	8,104
Leases	9,283	7,183
Stock-based compensation	1,132	828
Net operating loss	7,623	6,896
Unrealized loss on securities available-for-sale	4,900	—
Unrealized loss on interest rate swap derivatives	—	132
SERP	5,631	2,495
Premises and equipment	1,328	879
Other assets	2,098	1,982
Valuation allowances	(6,724)	(5,845)
Total deferred tax assets	51,566	50,772

Deferred tax liabilities
Unrealized net gain on securities available-for-sale	—	(5,519)
Excess servicing	(402)	(206)
Intangible assets	—	—
Leases	(7,990)	(6,470)
Other liabilities	—	(6)
Total deferred tax liabilities	(8,392)	(12,201)
Net deferred income tax assets	$43,174	$38,571
The net operating loss carry forward acquired in conjunction with the Fidelity acquisition is subject to annual limits under Section 382 of the Internal Revenue Code of $718 thousand and expires in 2027. The Company has concluded, based on the weight of available positive and negative evidence, a portion of its state net operating loss deferred tax asset is not more likely than not to be realized and accordingly, a valuation allowance of $6.7 million and $5.8 million is carried as of December 31, 2021 and 2020, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31 2021, 2020, and 2019 follows:

	2021	2020	2019
Statutory federal income tax rate	21.00%	21.00%	21.00%
Increase (decrease) due to:
State income taxes	5.45%	5.04%	5.49%
Tax exempt interest and dividend income	(0.91)%	(0.75)%	(0.69)%
Stock-based compensation expense	0.44%	0.25%	1.15%
Other	(0.32)%	(0.63)%	0.46%
Effective tax rate	25.66%	24.91%	27.41%
The Company remains subject to examination by taxing authorities for the years ending after December 31, 2017. Management has identified no uncertain tax positions at December 31, 2021.

Note 15 – Net Income per Common Share
The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2021	2020	2019
Basic:
Net income	$176,691	$132,217	$142,943
Average common shares outstanding	31,936	32,334	34,179
Basic net income per common share	$5.53	$4.09	$4.18

Diluted:
Net income	$176,691	$132,217	$142,943
Average common shares outstanding	31,936	32,334	34,179
Adjustment for common share equivalents	67	28	32
Average common shares outstanding-diluted	32,003	32,362	34,211
Diluted net income per common share	$5.52	$4.09	$4.18

Anti-dilutive shares	3	26	2
Note 16 – Related Party Transactions
The EagleBank Foundation, a 501(c)(3) non-profit, seeks to improve the well being of our community by providing financial support to local charitable organizations that help foster and strengthen vibrant, healthy, cultural and sustainable communities. The Company paid $134 thousand, $185 thousand, and $182 thousand to the EagleBank Foundation for the years ended December 31, 2021, 2020 and 2019, respectively.
Certain directors and executive officers of the Company and the Bank and certain affiliated entities of such directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. Please see further detail regarding Related Party Loans in Note 4 "Loans and Allowance for Credit Losses" and Related Party Deposits in Note 11 "Deposits."
Note 17 – Stock-Based Compensation
The Company maintains the 2021 Stock Plan ("2021 Plan"), the 2016 Stock Plan (“2016 Plan”), the 2006 Stock Plan (“2006 Plan”), the 2021 Employee Stock Purchase Plan ("2016 ESPP") and the 2011 Employee Stock Purchase Plan (“2011 ESPP”).
In connection with the acquisition of Virginia Heritage, the Company assumed the Virginia Heritage 2006 Stock Option Plan and the 2010 Long Term Incentive Plan (the “Virginia Heritage Plans”).
No additional options may be granted under the 2016 Plan, 2006 Plan or the Virginia Heritage Plans.
The Company adopted the 2021 Plan upon approval by the shareholders at the 2021 Annual Meeting held on May 20, 2021. The 2021 Plan provides directors and selected employees of the Bank, the Company and their affiliates with the opportunity to acquire shares of stock, through awards of options, time vested restricted stock, performance-based restricted stock and stock appreciation rights. Under the 2021 Plan, 1,300,000 shares of common stock were initially reserved for issuance.
For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model. For restricted stock awards granted under the 2021 plan, fair value is based on the Company’s closing price on the date of grant. For awards that are performance-based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant at target.

In February 2021, the Company awarded 178,001 shares of time vested restricted stock to senior officers, directors, and certain employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
In February 2021, the Company awarded senior officers a targeted number of 47,959 performance vested restricted stock units (“PRSUs”). The vesting of PRSUs is 100% after three years with payouts based on threshold, target or maximum average performance targets over a three year period. There are two performance metrics: 1) total shareholder's return; and 2) return on average assets. In February 2021, the 2018 performance award vested and 3,605 incremental shares were awarded.
In April 2021, the Company awarded 921 shares of time vested restricted stock to an employee. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
In August 2021, the Company awarded 250 shares of time vested restricted stock to an employee. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
In December 2021, the Company awarded 452 shares of time vested restricted stock to an employee. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
The Company has unvested restricted stock awards and PRSU grants of 419,360 shares at December 31, 2021. Unrecognized stock based compensation expense related to restricted stock awards and PRSU grants totaled $10.5 million at December 31, 2021. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.8 years.
The following tables summarize the unvested restricted stock awards at December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021		2020		2019
Performance Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at beginning	90,642	$49.11	58,780	$57.74	98,958	$54.76
Issued	51,564	42.97	44,741	40.19	43,145	55.76
Forfeited	(580)	60.45	(8,586)	54.89	(65,589)	55.25
Vested	(23,058)	60.45	(4,293)	62.70	(17,734)	45.50
Unvested at end	118,568	$44.71	90,642	$49.11	58,780	$57.74

	Years Ended December 31,
	2021		2020		2019
Time Vested Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning	218,031	$45.89	110,714	$57.84	173,721	$58.93
Issued	179,624	47.63	176,252	42.51	112,636	55.76
Forfeited	(8,489)	47.38	(18,385)	50.06	(44,600)	58.73
Vested	(88,374)	48.10	(50,550)	58.76	(131,043)	57.20
Unvested at end	300,792	$46.24	218,031	$45.89	110,714	$57.84
Below is a summary of stock option activity for the twelve months ended December 31, 2021, 2020 and 2019. The information excludes restricted stock units and awards.

	Years Ended December 31,
	2021		2020		2019
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning balance	5,789	$36.96	6,589	$19.99	34,123	$14.69
Issued	—	—	2,500	47.95	—	—
Exercised	—	—	(3,300)	11.40	(26,784)	12.42
Forfeited	—	—	—	—	(750)	49.08
Ending balance	5,789	$36.96	5,789	$36.96	6,589	$19.99
Exercisable end of year	4,122	$32.51	3,289	$28.60	6,214	$18.18
There were no grants of stock options during the years ended December 31, 2021 and 2019. For 2020, there was one grant to an executive officer for 2,500 incentive stock options in January 2020, which has a ten-year term and vests in three equal installments beginning on the first anniversary of the date of grant. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions shown in the table below used for the grants during 2020.

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
The total intrinsic value of outstanding stock options was $123 thousand and $54 thousand, respectively, at December 31, 2021 and 2020. The total fair value of stock options vested was $18 thousand, $6 thousand and $35 thousand, for 2021, 2020 and 2019, respectively. Unrecognized stock-based compensation expense related to stock options totaled $18 thousand at December 31, 2021. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.02 years.
Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Proceeds from stock options exercised	$—	$63	$332
Tax benefits realized from stock compensation	—	24	50
Intrinsic value of stock options exercised	—	91	1,022
Approved by shareholders in May 2021, the 2021 ESPP reserved 200,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2021 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $25,000 annually (not to exceed more than 10% of compensation per pay period). At December 31, 2021, the 2021 ESPP had 193,665 shares reserved for issuance.

Included in salaries and employee benefits in the accompanying Consolidated Statements of Income, the Company recognized $7.8 million, $5.3 million and $7.7 million in stock-based compensation expense for 2021, 2020 and 2019, respectively. In addition, during 2019 the Company accrued $4.5 million in stock-based compensation costs associated with the retirement of our former Chairman and Chief Executive Officer. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.
Note 18 – Employee Benefit Plans
The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is reviewed annually. For the years 2021, 2020, and 2019, the Company recognized $1.8 million, $1.5 million, and $1.3 million in expense associated with this benefit, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Income.
Note 19 – Supplemental Executive Retirement Plan
The Bank has entered into Supplemental Executive Retirement and Death Benefit Agreements (the “SERP Agreements”) with certain of the Bank’s executive officers, which upon the executive’s retirement, will provide for a stated monthly payment for such executive’s lifetime subject to certain death benefits described below. The retirement benefit is computed as a percentage of each executive’s projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreements provide that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement, (b) death, disability and change-in-control shall result in immediate vesting and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreements further provide for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive’s beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.
The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million, and two insurance carriers in 2019 totaling $2.6 million. These annuity contracts have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The cash surrender value of the annuity contracts was $14.2 million and $14.5 million at December 31, 2021 and 2020, respectively, and was included in other assets on the Consolidated Balance Sheet. For the years ended December 31, 2021, 2020, and 2019 the Company recorded benefit expense accruals of $338 thousand, $428 thousand, and $404 thousand, respectively, for this post retirement benefit.
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
Loan commitments outstanding and lines and letters of credit at December 31, 2021 and 2020 are as follows:

(dollars in thousands)	2021	2020
Unfunded loan commitments	$1,819,578	$2,175,271
Unfunded lines of credit	108,209	107,683
Letters of credit	112,509	70,779
Total	$2,040,296	$2,353,733
Because most of the Company’s business activity is with customers located in the Washington, D.C. metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, the performance of which will be influenced by the economy of the region.
As of December 31, 2021, the total reserve for unfunded commitments was $4.4 million as compared to $5.5 million at December 31, 2020, and is accounted for as a liability on the Consolidated Statements of Financial Condition. See Note 1 for more information on the accounting policy for the allowance for unfunded commitments.
The Bank maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $125 thousand at December 31, 2021 and $205 thousand at December 31, 2020. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets. Additions to the reserve are a component of other expenses in the accompanying Consolidated Statements of Income. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2021, no reserve charges have occurred related to fraud.
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
Note 21 – Commitments and Contingent Liabilities
The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 20 "Financial Instruments With Off Balance Sheet Risk" the following table shows details on these fixed and determinable obligations as of December 31, 2021 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity (1)	$9,252,458	$—	$—	$—	$9,252,458
Time deposits (1)	478,056	227,188	20,708	3,130	729,082
Borrowed funds (2)	323,918	69,670	—	—	393,588
Operating lease obligations	7,231	13,330	9,517	8,407	38,485
Outside data processing (3)	4,325	5,225	—	—	9,550
George Mason sponsorship (4)	675	1,350	1,388	6,075	9,488
D.C. United (5)	844	—	—	—	844
LIHTC investments (6)	7,973	7,023	469	1,039	16,504
Other (7)	—	2,000	—	—	2,000
Total	$10,075,480	$325,786	$32,082	$18,651	$10,451,999
(1)Excludes accrued interest payable at December 31, 2021.

(2)Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.
(3)The Bank has outstanding obligations under its current core data processing contract that expire in June 2024 and one other vendor arrangement that relates to network infrastructure and data center services that expires in December 2022.
(4)The Bank has the option of terminating the George Mason agreement at the end of contract years 10 and 15 (that is, effective June 30, 2025 or June 30, 2030). Should the Bank elect to exercise its right to terminate the George Mason contract, contractual obligations would decrease $3.5 million and $3.6 million for the first option period (years 11-15) and the second option period (years16-20), respectively.
(5)Marketing sponsorship agreement with D.C. United.
(6)LIHTC expected payments for unfunded affordable housing commitments.
(7)As disclosed in the 8-K dated January 25, 2021, pursuant to the executed stipulation of settlement of the demand litigation, the Company has agreed to invest an additional $2.0 million incremental spend above 2020 levels by the end of 2023 to enhance its corporate governance, and risk and compliance controls and infrastructure.
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
On July 24, 2019, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York (the "SDNY") against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer, on behalf of persons similarly situated, who purchased or otherwise acquired Company securities between March 2, 2015 and July 17, 2019. On November 7, 2019, the court appointed a lead plaintiff and lead counsel in that matter, and on January 21, 2020, the lead plaintiff filed an amended complaint on behalf of the same class against the same defendants as well as the Company's former General Counsel. The plaintiff alleges that certain of the Company's 10-K reports and other public statements and disclosures contained materially false or misleading statements about, among other things, the effectiveness of its internal controls and related party loans, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 20 (a) of that act, resulting in injury to the purported class members as a result of the decline in the value of the Company's common stock following the disclosure of increased legal expenses associated with certain government investigations involving the Company. On December 24, 2020, by stipulation of the parties, the SDNY stayed the putative class action lawsuit, pending a non-binding mediation. Following such mediation, the lead plaintiff, on behalf of the class, the Company and each of the other defendants continued a settlement dialogue and reached an agreement to settle the putative class action lawsuit, involving a total payment by the Company of $7.5 million in exchange for the release of all of the defendants from all alleged claims in the class action suit, without any admission or concession of wrongdoing by the Company or the other defendants. On February 10, 2022, the SDNY approved the settlement agreement. The Company expects that the full amount of a final settlement will be paid by the Company’s insurance carriers under applicable insurance policies.

As previously disclosed in the Company's Annual Report for the year ended December 31, 2020, on January 25, 2021, the Company entered into a settlement agreement with respect to a previously disclosed shareholder demand letter, covering substantially the same subject matters as the civil securities class action litigation described above. The letter demanded that the Board undertake an investigation into the Board’s and management’s alleged violations of law and alleged breaches of fiduciary duties, and take appropriate actions following such investigation. On October 4, 2021, the D.C. Superior Court approved the settlement and dismissed the derivative action complaint. The Company has already begun executing on the terms of the settlement, including the payment of agreed-upon fees and expenses (which were fully covered by the Company’s D&O insurance policy).

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
In connection with the previously disclosed investigation by the SEC, the Company’s discussions with the Staff have progressed, and the Company continues to engage with the Staff, including senior Staff members, about a potential resolution or settlement of the Staff’s investigation with respect to the Company. The Company is hopeful that these discussions will lead to a timely resolution of the investigation as it relates to the Company and any current employees and directors on a mutually agreeable basis, but there can be no assurance that will be the case. There also can be no assurance that this would result in resolution of any charges against former employees or directors, given the Staff’s ongoing review of the factual record. Any agreements reached by the Company with the Staff would be subject to approval by the SEC, and there can be no assurance that it would be approved.

We are unable to predict the outcome of the investigation or these discussions or whether any potential resolution would have a material impact on the Company.

In connection with the previously disclosed investigation by the Federal Reserve Board (the “Board”), the Company is continuing discussions with the Board Staff, now including senior enforcement Staff, about a potential resolution or settlement of the Board’s investigation with respect to the Company. The Company is hopeful that these discussions will lead to a timely resolution of the investigation as it relates to the Company on a mutually agreeable basis, but there can be no assurance that will be the case. Any agreements reached by the Company with the Staff would be subject to approval by senior Board officials, and there can be no assurance that it would be approved. We are unable to predict the outcome of the investigation or these discussions or whether any potential resolution would have a material impact on the Company. With respect to the other previously disclosed investigations, we are unable to predict their duration, scope or outcome.

As previously disclosed, the Company maintains director and officer insurance policies (“D&O Insurance Policies”) that provide coverage for the legal defense costs related to certain of the above-described investigations and litigations. When claims are covered by D&O Insurance Policies, the Company records a corresponding receivable against the incurred legal defense cost expense subject to coverage under the D&O Insurance Policies and then eliminates the receivable and expense when the claim is paid. Since the commencement of the above-described matters in 2018 through December 31, 2021, the Company’s D&O Insurance carriers have advanced a number of defense cost claims to the Company and its current and former directors and officers. Subject to any new developments to the above-described investigations and litigations that may occur over the next few months, the Company currently believes there is a possibility that the applicable D&O Insurance Policies may be exhausted as early as the first quarter of 2022. Once the D&O Insurance Policies are exhausted, the Company will be responsible for paying the defense costs associated with the above-described investigations and litigations for itself and on behalf of any current and former Officers and Directors entitled to indemnification from the Company. The Company cannot predict with any certainty the amount of defense costs that the Company may incur in the future in connection with currently ongoing and any potential future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company’s control.

Estimating an amount or range of possible losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties, or damages that are discretionary in amount, involve a large number of claimants or significant discretion by regulatory authorities, represent a change in regulatory policy or interpretation, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses resulting from, the matters described above that remain ongoing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and CET1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), referred to as the Leverage Ratio. Management believes, as of December 31, 2021 and 2020, that the Company and Bank met all capital adequacy requirements to which they are subject.

The actual capital amounts and ratios for the Company and Bank as of December 31, 2021 and 2020 are presented in the table below:

	Company		Bank		Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations *
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of December 31, 2021
CET1 capital (to risk weighted assets)	$1,269,329	15.02%	$1,261,518	15.01%	7.000%	6.5%
Total capital (to risk weighted assets)	1,365,117	16.15%	1,329,306	15.82%	10.500%	10.0%
Tier 1 capital (to risk weighted assets)	1,269,329	15.02%	1,261,518	15.01%	8.500%	8.0%
Tier 1 capital (to average assets)	1,269,329	10.19%	1,261,518	10.16%	4.000%	5.0%

As of December 31, 2020
CET1 capital (to risk weighted assets)	$1,137,896	13.49%	$1,244,028	14.90%	7.000%	6.5%
Total capital (to risk weighted assets)	1,438,224	17.04%	1,338,356	16.03%	10.500%	10.0%
Tier 1 capital (to risk weighted assets)	1,137,896	13.49%	1,244,028	14.90%	8.500%	8.0%
Tier 1 capital (to average assets)	1,137,896	10.31%	1,244,028	11.29%	4.000%	5.0%
*    Applies to Bank only
Federal bank and holding company regulations, as well as Maryland law, impose certain restrictions on capital distributions, including dividend payments and share repurchases by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2021, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained capital ratios above the required minimums and the capital conservation buffer. As a result the Company may be restricted in paying dividends.

Note 23 – Other Comprehensive Income
The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2021
Net unrealized gain (loss) on securities available-for-sale	$(37,669)	$9,746	$(27,923)
Less: Reclassification adjustment for net loss included in net income	(2,964)	761	(2,203)
Total unrealized gain (loss)	(40,633)	10,507	(30,126)

Net unrealized gain (loss) on derivatives	—	—	—
Less: Reclassification adjustment for gain (loss) included in net income	516	(132)	384
Total unrealized gain (loss)	516	(132)	384

Other comprehensive income (loss)	$(40,117)	$10,375	$(29,742)

Year Ended December 31, 2020
Net unrealized gain (loss) on securities available-for-sale	$19,637	$(5,215)	$14,422
Less: Reclassification adjustment for net loss included in net income	(1,815)	452	(1,363)
Total unrealized gain (loss)	17,822	(4,763)	13,059

Net unrealized gain (loss) on derivatives	(2,049)	671	(1,378)
Less: Reclassification adjustment for gain (loss) included in net income	1,145	(285)	860
Total unrealized gain (loss)	(904)	386	(518)

Other comprehensive income (loss)	$16,918	$(4,377)	$12,541

Year Ended December 31, 2019
Net unrealized gain (loss) on securities available-for-sale	$15,183	$(3,929)	$11,254
Less: Reclassification adjustment for net loss included in net income	(1,517)	416	(1,101)
Total unrealized gain (loss)	13,666	(3,513)	10,153

Net unrealized gain (loss) on derivatives	(2,731)	682	(2,049)
Less: Reclassification adjustment for gain (loss) included in net income	(1,198)	328	(870)
Total unrealized gain (loss)	(3,929)	1,010	(2,919)

Other comprehensive income (loss)	$9,737	$(2,503)	$7,234

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2021, 2020 and 2019.

(dollars in thousands)	Securities Available For Sale	Derivatives	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2021
Balance at Beginning of Period	$16,168	$(668)	$15,500
Other comprehensive income (loss) before reclassifications	(27,923)	—	(27,923)
Amounts reclassified from accumulated other comprehensive income	(2,203)	384	(1,819)
Net other comprehensive income (loss) during period	(30,126)	384	(29,742)
Balance at End of Period	$(13,958)	$(284)	$(14,242)

Year Ended December 31, 2020
Balance at Beginning of Period	$3,109	$(150)	$2,959
Other comprehensive income (loss) before reclassifications	14,422	(1,378)	13,044
Amounts reclassified from accumulated other comprehensive income	(1,363)	860	(503)
Net other comprehensive income (loss) during period	13,059	(518)	12,541
Balance at End of Period	$16,168	$(668)	$15,500

Year Ended December 31, 2019
Balance at Beginning of Period	$(7,044)	$2,769	$(4,275)
Other comprehensive income (loss) before reclassifications	11,254	(2,049)	9,205
Amounts reclassified from accumulated other comprehensive income	(1,101)	(870)	(1,971)
Net other comprehensive income (loss) during period	10,153	(2,919)	7,234
Balance at End of Period	$3,109	$(150)	$2,959
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019.

Details about Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement Where Net Income is Presented
Comprehensive Income Components	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Realized gain on sale of investment securities	$2,964	$1,815	$1,517	Gain on sale of investment securities
Gain / (loss) on derivatives	(516)	(1,145)	1,198	Interest on deposits
Income tax (expense) benefit	(629)	(167)	(744)	Income tax expense
Total Reclassifications for the Period	$1,819	$503	$1,971	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2021
Assets:
Investment securities available-for-sale:
U.S. Treasury Bond	$—	$49,458	$—	$49,458
U. S. agency securities	—	622,387	$—	622,387
Residential mortgage backed securities	—	1,677,673	—	1,677,673
Municipal bonds	—	145,431	—	145,431
Corporate bonds	—	118,459	10,000	128,459
Loans held for sale	—	47,218	—	47,218
Interest rate caps	—	5,197	—	5,197
Mortgage banking derivatives	—	—	636	636
Total assets measured at fair value on a recurring basis as of December 31, 2021	$—	$2,665,823	$10,636	$2,676,459
Liabilities:
Interest rate swap derivatives	$—	$—	$—	$—
Credit risk participation agreements	—	47	—	47
Interest rate caps	—	5,147	—	5,147
Total liabilities measured at fair value on a recurring basis as of December 31, 2021	$—	$5,194	$—	$5,194

December 31, 2020
Assets:
Investment securities available-for-sale:
U. S. agency securities	$—	$181,921	$—	$181,921
Residential mortgage backed securities	—	825,001	—	825,001
Municipal bonds	—	108,113	—	108,113
Corporate bonds	—	34,350	1,500	35,850
Loans held for sale	—	88,205	—	88,205
Interest rate caps	—	3,413	—	3,413
Mortgage banking derivatives	—	—	5,213	5,213
Total assets measured at fair value on a recurring basis as of December 31, 2020	$—	$1,241,003	$6,713	$1,247,716
Liabilities:
Interest rate swap derivatives	$—	$516	$—	$516
Credit risk participation agreements		118		118
Interest rate caps	—	3,574	—	3,574
Total liabilities measured at fair value on a recurring basis as of December 31, 2020	$—	$4,208	$—	$4,208

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, and money market funds. Level 2 securities include U.S. agency debt securities, mortgage backed securities issued by Government Sponsored Entities (“GSE’s”), U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets, and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amounts approximate the fair value.
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of December 31, 2021 and 2020.

	December 31, 2021
(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$47,218	$46,623	$595

	December 31, 2020
(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$88,205	$86,551	$1,654
No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2021 or December 31, 2020.
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
The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2021	$1,500	$5,213	$6,713
Realized loss included in earnings	—	(4,577)	(4,577)
Reclass Level 2 to 3	12,000	—	$12,000
Principal redemption	$(1,500)	$—	$(1,500)
Ending balance at December 31, 2021	$12,000	$636	$12,636

Liabilities:
Beginning balance at January 1, 2021	$—	$—	$—
Realized gain included in earnings	—	—	—
Ending balance at December 31, 2021	$—	$—	$—

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2020	$10,931	$280	$11,211
Realized gain included in earnings	—	4,933	$4,933
Migrated to Level 2 valuation	(9,233)		(9,233)
Reclass fair value asset to cost method	(198)	—	$(198)
Ending balance at December 31, 2020	$1,500	$5,213	$6,713

Liabilities:
Beginning balance at January 1, 2020	$—	$66	$66
Realized loss included in earnings	—	(66)	(66)
Ending balance at December 31, 2020	$—	$—	$—

The other debt securities classified as Level 3 consist of two corporate bonds, one of a global banking company and one of a local banking company at December 31, 2021 and one corporate bond of a local banking company at December 31, 2020.
Form Level 3 assets measured at fair value on a recurring or nonrecurring basis as of December 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurements were as follows:

			December 31, 2021			December 31, 2020
(dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value	Weighted Average (1)	Fair Value
Mortgage banking derivatives	Pricing Model	Pull Through Rate	86% - 87%	86.40%	$636	76.25%	$5,213
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
Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2021
Individually assessed loans:
Commercial	$—	$—	$8,121	$8,121
Income producing - commercial real estate	—	—	17,415	17,415
Owner occupied - commercial real estate	—	—	42	42
Real estate mortgage - residential	—	—	1,779	1,779
Construction - commercial and residential	—	—	3,093	3,093
Home equity	—	—	366	366
PPP loans	—	—	1,365	1,365
Other real estate owned	—	—	1,635	1,635
Total assets measured at fair value on a nonrecurring basis as of December 31, 2021	$—	$—	$33,816	$33,816

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2020
Individually assessed loans:
Commercial	$—	$—	$9,285	$9,285
Income producing - commercial real estate	—	—	21,638	21,638
Owner occupied - commercial real estate	—	—	21,930	21,930
Real estate mortgage - residential	—	—	2,602	2,602
Construction - commercial and residential	—	—	103	103
Home equity	—	—	416	416
Other real estate owned	—	—	4,987	4,987
Total assets measured at fair value on a nonrecurring basis as of December 31, 2020	$—	$—	$60,961	$60,961
Loans
The fair value of individually assessed loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2021, substantially all of the Company’s individually assessed loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually assessed loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
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
Estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020 are as follows

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2021
Assets
Cash and due from banks	$12,886	$12,886	$12,886	$—	$—
Federal funds sold	20,391	20,391	—	20,391	—
Interest bearing deposits with other banks	1,680,945	1,680,945	—	1,680,945	—
Investment securities	2,623,408	2,623,408	—	2,611,408	12,000
Federal Reserve and Federal Home Loan Bank stock	34,153	34,153	—	34,153	—
Loans held for sale	47,218	47,218	—	47,218	—
Loans	7,065,598	6,930,929	—	—	6,930,929
Mortgage banking derivatives	636	636	—	—	636
Interest rate caps	5,197	5,197	—	5,197	—

Liabilities
Noninterest bearing deposits	3,277,956	3,277,956	—	3,277,956	—
Interest bearing deposits	5,974,502	5,974,502	—	5,974,502	—
Time deposits	729,082	736,001	—	736,001	—
Customer repurchase agreements	23,918	23,918	—	23,918	—
Borrowings	369,670	374,326	—	374,326	—
Interest rate swap derivatives	—	—	—	—	—
Credit risk participation agreements	47	47	—	47	—
Interest rate caps	5,147	5,147	—	5,147	—

December 31, 2020
Assets
Cash and due from banks	$8,435	$8,435	$8,435	$—	$—
Federal funds sold	28,200	28,200	—	28,200	—
Interest bearing deposits with other banks	1,752,420	1,752,420	—	1,752,420	—
Investment securities	1,150,885	1,150,885	—	1,149,385	1,500
Federal Reserve and Federal Home Loan Bank stock	40,104	40,104	—	40,104	—
Loans held for sale	88,205	88,205	—	88,205	—
Loans	7,650,633	7,608,687	—	—	7,608,687
Mortgage banking derivatives	5,213	5,213	—	—	5,213
Interest rate swap derivatives	3,413	3,413	—	3,413	—

Liabilities
Noninterest bearing deposits	2,809,334	2,809,334	—	2,809,334	—
Interest bearing deposits	756,923	756,923	—	756,923	—
Time deposits	977,760	993,500	—	993,500	—
Customer repurchase agreements	26,726	26,726	—	26,726	—
Borrowings	568,077	575,435	—	575,435	—
Interest rate swap derivatives	516	516	—	516	—
Credit risk participation agreements,	118	118	—	118	—
Interest rate caps	3,574	3,574	—	3,574	—
Note 25 – Parent Company Financial Information
Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

(dollars in thousands)	December 31, 2021	December 31, 2020
Assets
Cash	$41,997	$29,275
Investment securities available-for-sale, at fair value	43,680	16,716
Investment in subsidiaries	1,342,784	1,347,235
Other assets	5,150	79,590
Total Assets	$1,433,611	$1,472,816

Liabilities
Other liabilities	$13,166	$13,847
Long-term borrowings	69,670	218,077
Total liabilities	82,836	231,924

Shareholders’ Equity
Common stock	316	315
Additional paid in capital	434,640	427,016
Retained earnings	930,061	798,061
Accumulated other comprehensive income (loss)	(14,242)	15,500
Total Shareholders’ Equity	1,350,775	1,240,892
Total Liabilities and Shareholders’ Equity	$1,433,611	$1,472,816

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Income
Other interest and dividends	$170,741	$141,982	$85,851
Gain on sale of investment securities	93	—	—
Other income (loss)	(46)	—	—
Total Income	$170,788	$141,982	$85,851

Expenses
Interest expense	9,993	11,915	11,916
Legal and professional	2,617	2,842	2,779
Directors compensation	589	500	491
Other	1,251	1,306	1,294
Total Expenses	$14,450	$16,563	$16,480

Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	156,338	125,419	69,371
Income Tax Benefit	(2,903)	(607)	(3,176)

Income Before Equity in Undistributed Income of Subsidiaries	159,242	126,026	72,547
Equity in Undistributed Income of Subsidiaries	17,449	6,191	70,396
Net Income	$176,691	$132,217	$142,943

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Cash Flows From Operating Activities
Net Income	$176,691	$132,217	$142,943
Adjustments to reconcile net income to net cash used in operating activities: Equity in undistributed income of subsidiary	(17,449)	(6,191)	(70,396)
Net tax benefits from stock compensation	7,811	118	10
Securities premium amortization, net	5	6	2
Depreciation and amortization	—	390	—
Decrease (increase) in other assets	66,598	(48,966)	(21,447)
Increase (decrease) in other liabilities	(681)	6,823	2,460
Net cash provided by (used in) operating activities	232,975	84,397	53,572

Cash Flows From Investing Activities
Purchases of available-for-sale investment securities	(40,000)	(10,000)	(7,030)
Proceeds from maturities of available-for-sale securities	13,031	613	—
Investment in subsidiary (net)	—	—	—
Net cash (used in) provided by investing activities	(26,969)	(9,387)	(7,030)

Cash Flows From Financing Activities
Repayment of long term debt	(148,407)	—	—
Proceeds from exercise of stock options	—	63	332
Proceeds from employee stock purchase plan	496	760	782
Common stock repurchased	(682)	(61,432)	(54,903)
Cash dividends paid	(44,691)	(28,330)	(22,332)
Net cash (used in) provided by financing activities	(193,284)	(88,939)	(76,121)
Net (Decrease) in Cash	12,722	(13,929)	(29,579)
Cash and Cash Equivalents at Beginning of Year	29,275	43,204	72,783
Cash and Cash Equivalents at End of Year	$41,997	$29,275	$43,204

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2021 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2021. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission “Internal Control – Integrated Framework (2013).” Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The 2021 financial statements have been audited by the independent registered public accounting firm of Crowe LLP (“Crowe”). Crowe has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.
Changes in Internal Control over Financial Reporting

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, utilizing framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2021 is effective.

ITEM 9B.  OTHER INFORMATION
None
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Delinquent Section 16(a) Reports” and “2021 Meetings, Committees, and Procedures of the Board of Directors” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 2022 (the “Proxy Statement”). The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer which is available on our website at https://ir.eaglebankcorp.com/. This reference to our website is an inactive textual reference only, and is not a hyperlink. The information on our website is not incorporated by reference in this Form 10-K, and you should not consider it a part of this Form 10-K. A copy of the code of ethics will also be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7830 Old Georgetown Road, Third Floor, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors – Director Compensation,” “2021 Meetings, Committees, and Procedures of the Board of Directors,” “Compensation Committee Report” and “Compensation Discussion and Analysis” in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the material appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

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
The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2020 and for the two years then ended was Dixon Hughes Goodman LLP (PCAOB Firm ID No. 57) located in Charlotte, North Carolina.
The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2021 and for the year then ended was Crowe LLP (PCAOB Firm ID No. 173) located in Chicago, Illinois.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements are included in this report
Reports of Crowe LLP, Independent Registered Public Accounting Firm
Report of Dixon Hughes Goodman, LLP Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1 +	2006 Stock Plan (6)
10.2 +	2016 Stock Plan (7)
10.3 +	Amended and Restated Employment Agreement dated as of January 8, 2020, between EagleBank and Charles D. Levingston (8)
10.4 +	Second Amended and Restated Employment Agreement dated as of January 14, 2020, between EagleBank and Antonio F. Marquez (9)

10.5 +	Amended and Restated Employment Agreement dated as of December 31, 2019, between EagleBank and Susan G. Riel (10)
10.6 +	Second Amended and Restated Employment Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (11)
10.7 +	Second Amended and Restated Employment Agreement dated as of January 28, 2020 between EagleBank and Lindsey S. Rheaume (12)
10.8 +	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Charles D. Levingston (13)
10.9 +	Amended and Restated Non-Compete Agreement dated as of January 14, 2020, between EagleBank and Antonio F. Marquez (14)
10.10 +	Amended and Restated Non-Compete Agreement dated as of December 31, 2019, between EagleBank and Susan G. Riel (15)
10.11 +	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (16)
10.12 +	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Lindsey S. Rheaume (17)
10.14 +	Form of Supplemental Executive Retirement Plan Agreement (18)

10.15 +	2020 Senior Executive Incentive Plan (19)
10.16 +	Virginia Heritage Bank 2006 Stock Option Plan (20)
10.17 +	Virginia Heritage Bank 2010 Long-Term Incentive Plan (21)
10.18 +	Supplemental Executive Retirement Plan Agreement between EagleBank and Charles D. Levingston dated as of January 29, 2020 (22)
10.19 +	2022 Long Term Incentive Plan, as amended on February 10, 2020 (23)
10.20 +	Employment Agreement between EagleBank and Paul Saltzman (24)
10.21 +	Amended and Restated Chairman Compensation Agreement, dated as of December 31, 2019, among Eagle Bancorp, Inc., Eagle Bank and Norman R. Pozez
10.22 +	Amended and Restated Non-Compete Agreement, dated as of December 31, 2019 among Eagle Bancorp, Inc., Eagle Bank, and Norman R. Pozez
10.23	Form of Non-Employee Director Restricted Stock Award (Time Vested) (25)
10.24 +	Form of Executive Officer Performance Vested Restricted Stock Unit Award Agreement (26)
10.25 +	Form of Executive Officer Restricted stock Award Agreement (Time Vested) (27)
10.26 +	Restricted Stock Award Agreement for Norman R. Pozez dated April 2, 2020 (28)
10.27 +	Employment Agreement dated as of March 1, 2021, between EagleBank and Jeffrey M. Curry
10.28 +	2021 Stock Plan
10.29 +	2021 Employee Stock Purchase Plan

21	Subsidiaries of the Registrant
23.1	Consent of Crowe LLP
23.2	Consent of Dixon Hughes Goodman LLP
31.1	Certification of Susan G. Riel
31.2	Certification of Charles D. Levingston
31.3	Certification of Norman R. Pozez
32.1	Certification of Susan G. Riel
32.2	Certification of Charles D. Levingston
32.3	Certification of Norman R. Pozez

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at December 31, 2021 and 2020
(ii) Consolidated Statement of Operations for the years ended December 31, 2021, 2020 and 2019
(iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019
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

EAGLE BANCORP, INC.
March 1, 2022	by:	/s/ Susan G. Riel
Susan G. Riel, President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew D. Brockwell	Director	March 1, 2022
Matthew D. Brockwell

/s/ Steven Freidkin	Director	March 1, 2022
Steven Freidkin

/s/ Ernest D. Jarvis	Director	March 1, 2022
Ernest D. Jarvis

/s/ Theresa G. LaPlaca	Director	March 1, 2022
Theresa G. LaPlaca

/s/ Charles D. Levingston	Executive Vice President	March 1, 2022
Charles D. Levingston	and Chief Financial Officer of the Company
(Principal Financial and Accounting Officer)
/s/ Leslie Ludwig	Director	March 1, 2022
Leslie Ludwig

/s/ Norman R. Pozez	Executive Chairman of the Company	March 1, 2022
Norman R. Pozez

/s/ Kathy A. Raffa	Director	March 1, 2022
Kathy A. Raffa

/s/ Susan G. Riel	President and Chief	March 1, 2022
Susan G. Riel	Executive Officer of the Company (Principal Executive Officer)

/s/ James A. Soltesz, P.E.	Director	March 1, 2022
James A. Soltesz

/s/ Benjamin M. Soto, Esquire	Director	March 1, 2022
Benjamin M. Soto