Form 10-Q
period 2022-03-31
EAGLE BANCORP INC
filed 2022-05-10
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
    Large accelerated filer ☒    Accelerated filer ☐
    Non-accelerated filer ☐    Smaller Reporting Company ☐
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒
As of May 6, 2022, the registrant had 32,080,186 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$12,140	$12,886
Federal funds sold	27,359	20,391
Interest-bearing deposits with banks and other short-term investments	682,883	1,680,945
Investment securities available-for-sale (amortized cost of $1,873,491 and $2,642,667, respectively, and allowance for credit losses of $18 and $620, respectively).	1,775,633	2,623,408
Investment securities held-to-maturity, net of allowance for credit losses of $817 and $0 (fair value of $1,144,505 and $0, respectively)	1,153,399	—
Federal Reserve and Federal Home Loan Bank stock	29,026	34,153
Loans held for sale	25,504	47,218
Loans	7,113,807	7,065,598
Less: allowance for credit losses	(71,505)	(74,965)
Loans, net	7,042,302	6,990,633
Premises and equipment, net	14,014	14,557
Operating lease right-of-use assets	28,969	30,555
Deferred income taxes	81,087	43,174
Bank-owned life insurance	109,415	108,789
Goodwill and other intangible assets, net	104,241	105,793
Other real estate owned	1,635	1,635
Other assets	139,616	133,173
Total Assets	$11,227,223	$11,847,310

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$2,951,594	$3,277,956
Interest-bearing transaction	888,598	777,255
Savings and money market	5,047,548	5,197,247
Time	698,519	729,082
Total deposits	9,586,259	9,981,540
Customer repurchase agreements	28,293	23,918
Other short-term borrowings	150,000	300,000
Long-term borrowings	69,701	69,670
Operating lease liabilities	33,935	35,501
Reserve for unfunded commitments	4,369	4,379
Other liabilities	75,112	81,527
Total Liabilities	9,947,669	10,496,535

Shareholders' Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 32,079,474 and 31,960,379, respectively	318	316
Additional paid-in capital	437,820	434,640
Retained earnings	963,140	930,061
Accumulated other comprehensive loss	(121,724)	(14,242)
Total Shareholders' Equity	1,279,554	1,350,775
Total Liabilities and Shareholders' Equity	$11,227,223	$11,847,310
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest Income
Interest and fees on loans	$75,830	$89,238
Interest and dividends on investment securities	11,430	4,395
Interest on balances with other banks and short-term investments	1,057	553
Interest on federal funds sold	4	8
Total interest income	88,321	94,194
Interest Expense
Interest on deposits	6,359	7,899
Interest on customer repurchase agreements	13	11
Interest on other short-term borrowings	460	495
Interest on long-term borrowings	1,037	3,138
Total interest expense	7,869	11,543
Net Interest Income	80,452	82,651
Reversal of Credit Losses	(2,787)	(2,350)
Reversal of Credit Losses for Unfunded Commitments	(11)	(442)
Net Interest Income After Reversal of Credit Losses	83,250	85,443

Noninterest Income
Service charges on deposits	1,286	977
Gain on sale of loans	1,492	5,178
Net (loss) gain on sale of investment securities	(25)	221
Increase in the cash surrender value of bank-owned life insurance	626	389
Other income	4,074	3,822
Total noninterest income	7,453	10,587
Noninterest Expense
Salaries and employee benefits	17,019	21,769
Premises and equipment expenses	3,128	3,618
Marketing and advertising	1,064	886
Data processing	2,880	2,814
Legal, accounting and professional fees	1,561	2,999
FDIC insurance	1,058	2,428
Other expenses	4,302	3,473
Total noninterest expense	31,012	37,987
Income Before Income Tax Expense	59,691	58,043
Income Tax Expense	13,947	14,574
Net Income	$45,744	$43,469

Earnings Per Common Share
Basic	$1.43	$1.36
Diluted	$1.42	$1.36
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net Income	$45,744	$43,469

Other Comprehensive (Loss) Income, Net of Tax:
Unrealized loss on securities available-for-sale	(58,406)	(17,617)
Reclassification adjustment for loss (gain) included in net income	19	(166)
Total unrealized loss on investment securities available-for-sale	(58,387)	(17,783)
Unrealized loss on securities transferred to held-to-maturity (1)	(49,095)	—
Unrealized gain on derivatives	—	573
Reclassification adjustment for gain included in net income	—	(288)
Total unrealized gain on derivatives	—	285
Other comprehensive loss	(107,482)	(17,498)
Comprehensive (Loss) Income	$(61,738)	$25,971
(1) Represents unamortized accumulated other comprehensive loss on securities transferred to held-to-maturity status.

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands except share data)

						Accumulated
			Additional			Other
	Common		Paid-in		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital		Earnings	Income (Loss)	Equity
Balance January 1, 2022	31,950,092	$316	$434,640		$930,061	$(14,242)	$1,350,775

Net Income	—	—	—		45,744	—	45,744
Other comprehensive loss, net of tax	—	—	—		—	(107,482)	(107,482)
Stock-based compensation expense	—	—	2,966		—	—	2,966
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	1,789	—	19		—	—	19
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(62,228)	2	(2)		—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	21,026	—	—		—	—	—
Time-based stock awards granted	165,416	—	—		—	—	—
Issuance of common stock related to employee stock purchase plan	3,379	—	197		—	—	197
Cash dividends declared ($0.40 per share)	—	—	—		(12,665)	—	(12,665)
Balance March 31, 2022	32,079,474	$318	$437,820		$963,140	$(121,724)	$1,279,554

Balance January 1, 2021	31,779,663	$315	$427,016		$798,061	$15,500	$1,240,892

Net Income	—	—	—		43,469	—	43,469
Other comprehensive loss, net of tax	—	—	—		—	(17,498)	(17,498)
Stock-based compensation expense	—	—	1,825		—	—	1,825
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(16,663)	1	(1)		—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	15,686	—	—	—	—	—	—
Time-based stock awards granted	178,001	—	—		—	—	—
Issuance of common stock related to employee stock purchase plan	5,158	—	139		—	—	139
Cash dividends declared ($0.25 per share)	—	—	—		(7,932)	—	(7,932)
Common stock repurchased	(1,466)	—	(62)		—	—	(62)
Balance March 31, 2021	31,960,379	$316	$428,917		$833,598	$(1,998)	$1,260,833

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net Income	$45,744	$43,469
Adjustments to reconcile Net Income to net cash provided by operating activities:
Reversal of credit losses	(2,787)	(2,350)
Reversal of credit losses for unfunded commitments	(11)	(442)
Depreciation and amortization	843	1,078
Gain on sale of loans	(1,492)	(5,178)
Gain on mortgage servicing rights	(930)	(140)
Securities (discount accretion) premium amortization, net	2,660	2,705
Origination of loans held for sale	(114,699)	(432,372)
Proceeds from sale of loans held for sale	137,905	383,559
Net increase in cash surrender value of BOLI	(626)	(389)
Net loss (gain) on sale of investment securities	25	(221)
Stock-based compensation expense	2,966	1,825
Net tax expense from stock-based compensation	1,609	144
Increase in other assets	(3,960)	(777)
(Decrease) increase in other liabilities	(6,395)	20,346
Net Cash Provided by Operating Activities	60,852	11,257
Cash Flows From Investing Activities:
Investment securities available-for-sale:
Purchases	(311,705)	(347,787)
Proceeds from maturities	83,050	85,116
Proceeds from sale/call	6,225	28,505
Investment securities held-to-maturity:
Purchases	(237,036)	—
Proceeds from maturities	5,548	—
Purchases of Federal Reserve and Federal Home Loan Bank stock	(60)	(43)
Sale of Federal Reserve and Federal Home Loan Bank stock	5,186	6,169
Net (increase) decrease in loans	(48,667)	228,275
Net change in premises and equipment	(269)	(2,397)
Net Cash Used in Investing Activities	(497,728)	(2,162)
Cash Flows From Financing Activities:
(Decrease) increase in deposits	(395,281)	9,641
Increase (decrease) in customer repurchase agreements	4,375	(6,665)
Decrease in short-term borrowings	(150,000)	—
Repayment of long-term borrowings	—	(50,000)
Proceeds from issuance of common stock	—	139
Proceeds from employee stock purchase plan	197	—
Proceeds from exercise of equity compensation plans	19	—
Common stock repurchased	—	(62)
Tax equivalent shares withheld on exercise of stock-based compensation plans	(1,609)	—
Cash dividends paid	(12,665)	(7,932)
Net Cash Used in Financing Activities	(554,964)	(54,879)
Net Decrease in Cash and Cash Equivalents	(991,840)	(45,784)
Cash and Cash Equivalents at Beginning of Period	1,714,222	1,789,055
Cash and Cash Equivalents at End of Period	$722,382	$1,743,271
Supplemental Cash Flows Information:
Interest paid	$7,574	$14,384
Income taxes paid	$—	$—
Non-Cash Operating Activities
Initial recognition of operating lease right-of-use assets	$—	$7,339
Non-Cash Investing Activities
Transfers of investment securities from available-for-sale to held-to-maturity	$922,795	$—

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. (the "Parent") and its subsidiaries (together with the Parent. the "Company"), with all significant intercompany transactions eliminated. EagleBank (the "Bank"), a Maryland chartered commercial bank, is the Company's principal subsidiary.
The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America ("GAAP") and to general practices in the banking industry. The Consolidated Financial Statements and accompanying notes of the Company included herein are unaudited. The Consolidated Balance Sheet as of December 31, 2021 was derived from the audited Consolidated Balance Sheet as of that date. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In addition to the "Critical Accounting Policies" described below, the Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Certain reclassifications have been made to 2021 amounts previously reported to conform to the 2022 presentation. Reclassifications had no effect on net income nor shareholders' equity.
Nature of Operations
The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans, the origination of small business loans, and the origination, securitization and sale of multifamily Federal Housing Administration ("FHA") loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan's origination. The Bank offers its products and services through seventeen banking offices, five lending centers and various digital capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third-party insurance broker. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.
Investment Securities
The Company recognizes acquired securities on the trade date. Investment securities comprise debt securities, which are classified depending on the Company's intent and ability to hold the securities to maturity. Debt securities are classified as available-for-sale when management may have the intent to sell them prior to maturity. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.
Premiums and discounts on investment securities held-to-maturity, like available-for-sale securities, are amortized or accreted to the earlier of call or maturity based on expected lives, which include prepayment adjustments and call optionality.

The Company separately evaluates its investment securities held-to-maturity for any credit losses. The Company pools like securities and calculates expected credit losses through an estimate based on a security's credit rating, which is recognized as part of the allowance for credit losses for held-to-maturity securities and included in the balance of investment securities held-to-maturity on the Consolidated Balance Sheets. If the Company determines that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis of the security to estimate any credit losses. The Company excludes accrued interest receivable from the balance of amortized cost on its investment securities held-to-maturity as it would be written off in the event that an allowance for credit losses would be required.
Transfers of Investment Securities from Available-for-Sale to Held-to-Maturity
Transfers of debt securities into the held-to-maturity category from the available-for-sale category are made at amortized cost, net of unrealized gain or loss reported in accumulated other comprehensive income (loss) at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security.
Loans
Loans held for investment are stated at the principal amount outstanding, net of unamortized deferred costs and fees. Interest income on loans is recognized at the contractual rate on the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized on the interest method over the term of the loan.
Past due loans are placed on nonaccrual status when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due. Generally, this conclusion is reached when a loan is 90 days past due. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed through interest income. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
Allowance for Credit Losses - Loans
The allowance for credit losses - loans ("ACL") is an estimate of the expected credit losses in the loans held for investment portfolio.
Accounting Standards Codification ("ASC") 326, "Financial Instruments-Credit Losses" requires that an estimate of current and expected credit losses ("CECL") be immediately recognized and reevaluated over the contractual life of the financial asset. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries are recorded to the extent they do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
Reserves on loans that do not share risk characteristics are evaluated on an individual basis (e.g., nonaccrual loans, TDRs). Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not evaluated individually for impairment, is segregated by call report codes and a loan-level probability of default ("PD") / Loss Given Default ("LGD") cash flow method is applied using an exposure at default ("EAD") model. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments.
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
For our cash flow model, management utilizes and forecasts regional unemployment by using a national forecast and estimating a regional adjustment based on historical differences between the two as the loss driver over our reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. Unemployment projections materially inform our CECL economic forecast and resulted in a reduction to our ACL during the three months ended March 31, 2022. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
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
A summary of our primary portfolio segments is as follows:
Commercial. The commercial loan portfolio comprises lines of credit and term loans for working capital, equipment, and other business assets across a variety of industries. These loans are used for general corporate purposes including financing working capital, internal growth, and acquisitions; and are generally secured by accounts receivable, inventory, equipment and other assets of our clients' businesses.
Paycheck Protection Program ("PPP"). The PPP portfolio comprises loans issued under the SBA's Paycheck Protection Program to support small businesses impacted by the pandemic. PPP loans are approved subject to limited underwriting criteria following SBA guidelines, are unsecured, and are fully guaranteed as to principal and interest by the SBA.
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
Construction – commercial and residential. The construction commercial and residential loan portfolio comprises loans made to builders and developers of commercial and residential property, for both renovation, new construction, and development projects. Collateral properties include apartment buildings, mixed use property, residential condominiums, single and 1-4 residential property, and office buildings. The primary source of repayment on these loans is expected to come from the sale, permanent financing, or lease of the real property collateral. Construction loans are impacted by fluctuations in collateral values and the ability of the borrower or ultimate purchaser to obtain permanent financing.
Construction – commercial and industrial ("C&I") (owner occupied). The construction C&I (owner occupied) portfolio comprises loans to operating companies and their related entities for new construction or renovation of the real or leased property in which they operate. Generally these loans contain provisions for conversion to an owner occupied commercial real estate loan or to a commercial loan after completion of construction. Collateral properties include industrial, healthcare, religious facilities, restaurants, and office buildings.
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

A loan that has been modified or renewed is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company's ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. Refer to the subsection above "Lending operations and accommodations to borrowers" for a discussion on the impact of the CARES Act on TDRs.
Allowance for Credit Losses - Available-for-Sale Debt Securities
The Company utilizes ASC 326 to evaluate its available-for-sale ("AFS") debt security portfolio for expected credit losses. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.
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
The Company records a reserve for unfunded commitments ("RUC") on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company's Consolidated Statement of Income. The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in the RUC on the Company's Consolidated Balance Sheet.

The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Provision for (reversal of) credit losses- loans	$(3,001)	$(2,261)
Provision for (reversal of) credit losses- HTM debt securities	817	—
Provision for (reversal of) credit losses- AFS debt securities	(603)	(89)
Total	$(2,787)	$(2,350)

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Other New Authoritative Accounting Guidance
Accounting Standards Adopted in 2022:
ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06") simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. ASU 2020-06 did not have a material impact on the Company's consolidated financial statements.
Accounting Standards Pending Adoption:
ASU No. 2020-4, "Reference Rate Reform (Topic 848)" ("ASU 2020-4") provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/ costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-4 also provides numerous optional expedients for derivative accounting. ASU 2020-4 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-4 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We do not anticipate that the LIBOR transition or the application of this ASU will have material effects on the Company's business operations and consolidated financial statements.

ASU No. 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02") eliminates the accounting guidance for troubled debt restructurings ("TDRs") while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty that assess whether a modification has created a new loan. Additionally, ASU 2022-02 requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. For entities that have adopted ASC 326, the amendments in the ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The impact of ASU 2022-02 should be applied prospectively, or, for the recognition and measurement of TDRs, with a modified retrospective transition method. We are currently in the process of evaluating this guidance.
Note 2. Cash and Due from Banks
The Company has deposits with other banks for derivative positions it holds, totaling $4.1 million at March 31, 2022 and $6.3 million at December 31, 2021. At March 31, 2022, the Company was entitled to receive collateral totaling $10.1 million. At December 31, 2021, the Company was required to post $2.4 million of cash collateral with its counterparties. See Note 6 for additional information.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.

Note 3. Investment Securities
The amortized cost and estimated fair value of the Company's available-for-sale and held-to-maturity securities are summarized as follows:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
(dollars in thousands)	Cost	Gains	Losses	Losses	Value
March 31, 2022
Investment securities available-for-sale:
U.S. treasury bonds	$49,718	$—	$(2,225)	$—	$47,493
U.S. agency securities	744,404	106	(37,957)	—	706,553
Residential mortgage-backed securities	1,062,085	435	(58,095)	—	1,004,425
Municipal bonds	15,284	102	(206)	(1)	15,179
Corporate bonds	2,000	—	—	(17)	1,983
Total securities available-for-sale	$1,873,491	$643	$(98,483)	$(18)	$1,775,633

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
(dollars in thousands)	Cost	Gains	Losses	Value	Losses
March 31, 2022
Investment securities held-to-maturity:
Residential mortgage-backed securities	$886,526	$—	$(8,910)	$877,616	$—
Municipal bonds	128,926	—	(552)	128,374	(16)
Corporate bonds	138,764	—	(249)	138,515	(801)
Total securities held-to-maturity	$1,154,216	$—	$(9,711)	$1,144,505	$(817)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
(dollars in thousands)	Cost	Gains	Losses	Losses	Value
December 31, 2021
Investment securities available-for-sale:
U.S. treasury bonds	$49,693	$22	$(257)	$—	$49,458
U.S. agency securities	629,273	736	(7,622)	—	622,387
Residential mortgage-backed securities	1,692,773	5,697	(20,797)	—	1,677,673
Municipal bonds	141,916	3,865	(347)	(3)	145,431
Corporate bonds	129,012	648	(584)	(617)	128,459
Total	$2,642,667	$10,968	$(29,607)	$(620)	$2,623,408
In addition, at March 31, 2022 and December 31, 2021 the Company held $29.0 million and $34.2 million, respectively, in equity securities in a combination of FRB and FHLB stocks, which were required to be held for regulatory purposes and which were not marketable, and therefore are carried at cost.
The Company reassessed classification of certain investments in the first quarter of 2022 and, effective March 31, 2022, it transferred a total of $1.1 billion of residential mortgage-backed securities, municipal bonds and corporate bonds from available-for-sale to held-to-maturity securities, including $237.0 million of securities acquired in the first quarter of 2022 for which its intention to hold to maturity was finalized. At the time of transfer, the Company reversed the allowance for credit losses associated with the available-for-sale securities through provision for credit losses. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss totaling $66.2 million included in other comprehensive loss remained in other comprehensive loss, to be amortized out of other comprehensive loss with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer. Subsequent to transfer, the allowance for credit losses on these securities was evaluated under the accounting policy for held-to-maturity securities.

Accrued interest receivable on available-for-sale securities totaled $4.5 million and $6.0 million at March 31, 2022 and December 31, 2021, respectively, and accrued interest receivable on held-to-maturity securities totaled $4.1 million at March 31, 2022. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.
Gross unrealized losses and fair value of available-for-sale securities, by length of time that individual securities have been in a continuous unrealized loss position are as follows:

		Less Than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
March 31, 2022
U.S. treasury bonds	2	$47,492	$2,225	$—	$—	$47,492	$2,225
U. S. agency securities	80	469,018	22,925	194,355	15,032	663,373	37,957
Residential mortgage-backed securities	146	812,079	43,414	159,548	14,681	971,627	58,095
Municipal bonds	1	8,879	206	—	—	8,879	206
	229	$1,337,468	$68,770	$353,903	$29,713	$1,691,371	$98,483

December 31, 2021
U.S. treasury bond	1	$24,593	$257	$—	$—	$24,593	$257
U. S. agency securities	64	452,966	6,256	68,977	1,366	521,943	7,622
Residential mortgage-backed securities	153	1,327,519	16,841	108,061	3,956	1,435,580	20,797
Municipal bonds	8	20,181	347	—	—	20,181	347
Corporate bonds	13	66,051	584	—	—	66,051	584
	239	$1,891,310	$24,285	$177,038	$5,322	$2,068,348	$29,607
Unrealized losses at March 31, 2022 were generally attributable to changes in market interest rates and interest spread relationships since the investment securities were originally purchased, and not due to the credit quality concerns on the investment securities. However, as of March 31, 2022, the Company determined that certain of the unrealized loss positions in available-for-sale & held-to-maturity corporate and municipal bonds were evidence of expected credit losses, and therefore, an allowance for credit losses of $18 thousand was recorded for AFS securities and $817 thousand for HTM securities. The weighted average duration of debt securities, which comprise 100.0% of total investment securities, is 4.9 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities at March 31, 2022 and December 31, 2021 by contractual maturity are shown in the table below. Contractual maturities for residential mortgage-backed securities ("MBS") are excluded as they may differ significantly from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost (1)	Fair Value	Cost	Fair Value
Investment securities available-for-sale
U.S. treasury bonds (after one year through five years)	$49,718	$47,492	$49,693	$49,458
U. S. agency securities maturing:
One year or less	521,053	494,594	425,597	421,347
After one year through five years	168,414	160,927	131,918	140,785
After five years through ten years	54,937	51,033	71,758	60,255
Residential mortgage-backed securities	1,062,085	1,004,425	1,692,773	1,677,673
Municipal bonds maturing:
One year or less	4,797	4,815	4,806	4,861
After one year through five years	1,403	1,486	25,457	26,816
After five years through ten years	9,084	8,879	97,945	99,960
After ten years	—	—	13,708	13,797
Corporate bonds maturing:
One year or less	—	—	18,924	18,991
After one year through five years	—	—	54,630	54,833
After five years through ten years	2,000	2,000	55,458	55,252
Allowance for credit losses	—	(18)	—	(620)
	1,873,491	1,775,633	2,642,667	2,623,408
Investment securities held-to-maturity
Residential mortgage-backed securities	886,526	877,616	—	—
Municipal bonds maturing:
After one year through five years	35,460	35,460	—	—
After five years through ten years	76,633	76,410	—	—
After ten years	16,833	16,502	—	—
Corporate bonds maturing:
One year or less	18,492	18,492	—	—
After one year through five years	82,943	82,696	—	—
After five years through ten years	37,329	37,329	—	—
Allowance for credit losses	(817)	—	—	—
	1,153,399	1,144,505	—	—
	$3,026,890	$2,920,138	$2,642,667	$2,623,408
(1)Amortized cost for investment securities held-to-maturity is presented net of the allowance for credit losses.
For the three months ended March 31, 2022, net realized losses on sales of investments securities were $25 thousand on sales of investment securities. For the three months ended March 31, 2021, net realized gains on sales of investments securities were $221 thousand. The Company received proceeds of $6.2 million and $28.5 million for the three months ended March 31, 2022 and 2021, respectively, on sales and calls of securities.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2022 and December 31, 2021 was $251.0 million and $261.0 million, respectively, which were well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders' equity.
Note 4. Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized net deferred fees, at March 31, 2022 and December 31, 2021 are summarized by type as follows:

	March 31, 2022		December 31, 2021
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,377,615	19%	$1,354,317	19%
PPP loans	35,744	1%	51,105	1%
Income-producing - commercial real estate	3,543,795	50%	3,385,298	48%
Owner-occupied - commercial real estate	1,104,982	15%	1,087,776	15%
Real estate mortgage - residential	72,238	1%	73,966	1%
Construction - commercial and residential	783,101	11%	896,319	13%
Construction - C&I (owner-occupied)	140,282	2%	159,579	2%
Home equity	54,804	1%	55,811	1%
Other consumer	1,246	—	1,427	—
Total loans	7,113,807	100%	7,065,598	100%
Less: allowance for credit losses	(71,505)		(74,965)
Net loans (1)	$7,042,302		$6,990,633

(1)Excludes accrued interest receivable of $36.9 million and $38.6 million at March 31, 2022 and December 31, 2021, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees amounted to $23.7 million and $26.9 million at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022 and December 31, 2021, the Bank serviced $339.5 million and $351.1 million, respectively, of multifamily FHA loans, SBA loans and other loan participations that are not reflected as loan balances on the Consolidated Balance Sheets.
Real estate loans are secured primarily by duly recorded first deeds of trust or mortgages. In some cases, the Bank may accept a recorded junior trust position. In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate satisfactory financial condition. Additionally, an equity contribution toward the project is customarily required.
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
The Company's loan portfolio includes acquisition, development and construction ("ADC") real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.5 billion at March 31, 2022. A portion of the ADC portfolio, both speculative and non-speculative, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 57.2% of the outstanding ADC loan portfolio at March 31, 2022. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate these inherent risks, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has performed as expected, it is the customary practice of the Company to increase loan-funded interest reserves.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2022 and 2021. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not restrict the use of the allowance to absorb losses in other categories.

		Income-Producing -	Owner-Occupied -	Real Estate	Construction -
		Commercial	Commercial	Mortgage -	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Three Months Ended March 31, 2022
Allowance for credit losses:
Balance at beginning of period	$14,475	$38,287	$12,146	$449	$9,099	$474	$35	$74,965
Loans charged-off	(514)	—	—	—	—	—	—	(514)
Recoveries of loans previously charged-off	54	—	—	—	—	—	1	55
Net loans charged-off	(460)	—	—	—	—	—	1	(459)
Provision for (reversal of) credit losses	(1,069)	906	(1,631)	(68)	(1,126)	(7)	(6)	(3,001)
Ending balance	$12,946	$39,193	$10,515	$381	$7,973	$467	$30	$71,505

Three Months Ended March 31, 2021
Allowance for credit losses:
Balance at beginning of period	$26,569	$55,385	$14,000	$1,020	$11,529	$1,039	$37	$109,579
Loans charged-off	(4,150)	(1,000)	—	—	(206)	—	(1)	(5,357)
Recoveries of loans previously charged-off	96	—	—	—	—	—	13	109
Net loans (charged-off) recovered	(4,054)	(1,000)	—	—	(206)	—	12	(5,248)
Provision for (reversal of) credit losses	1,186	(2,875)	315	(101)	(640)	(132)	(14)	(2,261)
Ending balance	23,701	51,510	14,315	919	10,683	907	35	102,070
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Business/Other Assets	Real Estate	Business/Other Assets	Real Estate
Commercial	$2,222	$6,784	$3,098	$6,821
PPP loans	106	—	1,365	—
Income-producing - commercial real estate	3,120	19,316	3,193	19,378
Owner-occupied - commercial real estate	—	33	—	42
Real estate mortgage - residential	—	1,698	—	1,779
Construction - commercial and residential	—	—	—	3,093
Home equity	—	365	—	366
Total	$5,448	$28,196	$7,656	$31,479

Credit Quality Indicators
The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's primary credit quality indicators inform an internal credit risk rating system that categorizes loans into pass, watch, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes which comprise the consumer portfolio segment.

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

The Company's credit quality indicators are generally updated annually, and; however, credits rated watch or below are reviewed more frequently. Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination are as follows:

March 31, 2022 (dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial
Pass	219,550	98,054	86,957	76,823	243,084	14,286	573,964	216	1,312,934
Watch	12,922	1,964	297	4,167	2,903	—	22,753	—	45,006
Special Mention	9,074	351	—	—	—	—	662	—	10,087
Substandard	1,415	418	421	—	—	—	7,334	—	9,588
Total	242,961	100,787	87,675	80,990	245,987	14,286	604,713	216	1,377,615
PPP loans
Pass	—	—	—	6,587	29,051	—	—	—	35,638
Substandard	—	—	—	106	—	—	—	—	106
Total	—	—	—	6,693	29,051	—	—	—	35,744
Income producing - commercial real estate
Pass	988,558	465,207	530,134	317,332	550,262	67,095	190,847	369	3,109,804
Watch	123,945	—	—	35,320	—	—	—	—	159,265
Special Mention	101,260	46,887	4,250	—	—	—	47,686	—	200,083
Substandard	65,981	3,120	5,542	—	—	—	—	—	74,643
Total	1,279,744	515,214	539,926	352,652	550,262	67,095	238,533	369	3,543,795
Owner occupied - commercial real estate
Pass	479,223	228,705	81,347	42,715	188,852	6,453	2,341	—	1,029,636
Watch	23,557	11,708	6,789	—	—	—	13,571	—	55,625

Substandard	19,721	—	—	—	—	—	—		—	19,721
Total	522,501	240,413	88,136	42,715	188,852	6,453	15,912		—	1,104,982
Real estate mortgage - residential
Pass	20,520	12,856	13,038	3,421	16,438	1,208	—		—	67,481
Watch	3,059	—	—	—	—	—	—		—	3,059
Substandard	1,698	—	—	—	—	—	—		—	1,698
Total	25,277	12,856	13,038	3,421	16,438	1,208	—		—	72,238
Construction - commercial and residential
Pass	57,078	112,990	86,863	180,491	98,376	73,655	129,231		—	738,684
Watch	44,417	—	—	—	—	—	—		—	44,417
Total	101,495	112,990	86,863	180,491	98,376	73,655	129,231		—	783,101
Construction - C&I (owner occupied)
Pass	14,219	7,391	44,884	62,084	779	—	6,612		—	135,969
Watch	1,059	3,254	—	—	—	—	—		—	4,313
Total	15,278	10,645	44,884	62,084	779	—	6,612		—	140,282
Home equity
Pass	2,081	—	—	101	547	—	50,011		1,597	54,337
Watch	58	—	—	—	—	—	—		—	58
Substandard	308	—	44	—	—	—	57		—	409
Total	2,447	—	44	101	547	—	50,068		1,597	54,804
Other consumer
Pass	338	—	—	—	—	—	853		—	1,191
Watch	—	—	—	—	—	—	50		—	50
Substandard	—	—	—	—	—	—	5		—	5
Total	338	—	—	—	—	—	908		—	1,246
Total Recorded Investment	$2,190,041	$992,905	$860,566	$729,147	$1,130,292	$162,697	$1,045,977		$2,182	7,113,807

December 31, 2021 (dollars in thousands)	Prior	2017	2018	2019	2020	2021	Revolving Loans Amort. Cost Basis		Revolving Loans Convert. to Term	Total
Commercial
Pass	$180,877	$58,693	$103,058	$90,874	$87,515	$211,563	$549,055		$6,023	$1,287,658
Watch	5,896	6,567	1,020	996	4,268	3,137	18,336		627	40,847
Special Mention	—	9,515	363	—	—	—	901		—	10,779
Substandard	4,205	778	1,850	437	—	—	7,763		—	15,033
Total	190,978	75,553	106,291	92,307	91,783	214,700	576,055		6,650	1,354,317
PPP loans
Pass	—	—	—	—	16,840	32,900	—		—	49,740
Substandard	—	—	—	—	1,365	—	—		—	1,365
Total	—	—	—	—	18,205	32,900	—		—	51,105
Income producing - commercial real estate
Pass	572,550	333,394	418,489	495,808	337,178	549,356	198,210		—	2,904,985
Watch	58,334	73,760	—	43,561	35,094	—	—		—	210,749
Special Mention	101,580	—	41,936	4,264	—	—	47,692		—	195,472
Substandard	60,059	—	8,491	5,542	—	—	—		—	74,092
Total	792,523	407,154	468,916	549,175	372,272	549,356	245,902		—	3,385,298
Owner occupied - commercial real estate
Pass	353,471	127,687	210,348	81,604	41,135	184,529	16,838		1,922	1,017,534
Watch	22,710	4,581	11,783	7,026	—	—	62		—	46,162
Special Mention	—	—	—	2,122	—	—	—		—	2,122
Substandard	21,958	—	—	—	—	—	—		—	21,958
Total	398,139	132,268	222,131	90,752	41,135	184,529	16,900		1,922	1,087,776
Real estate mortgage - residential
Pass	14,645	5,854	12,956	15,546	3,436	16,495	—	—	—	68,932
Watch	3,255	—	—	—	—	—	—	—	—	3,255

Substandard	1,698	—	—	81	—	—	—	—	—	1,779
Total	19,598	5,854	12,956	15,627	3,436	16,495	—		—	73,966
Construction - commercial and residential
Pass	32,815	139,756	171,152	142,599	160,952	71,799	127,956	—	1,773	848,802
Watch	506	43,918	—	—	—	—	—	—	—	44,424
Substandard	—	—	—	3,093	—	—	—	—	—	3,093
Total	33,321	183,674	171,152	145,692	160,952	71,799	127,956		1,773	896,319
Construction - C&I (owner occupied)
Pass	19,710	1,754	25,163	39,803	61,408	768	6,648	—	—	155,254
Watch	680	390	3,255	—	—	—	—	—	—	4,325
Total	20,390	2,144	28,418	39,803	61,408	768	6,648		—	159,579
Home equity
Pass	1,474	—	—	—	70	702	52,077	—	883	55,206
Watch	193	—	—	—	—	—	—	—	—	193
Substandard	46	—	—	45	—	—	58	—	263	412
Total	1,713	—	—	45	70	702	52,135		1,146	55,811
Other consumer
Pass	370	—	—	—	—	—	1,002	—	—	1,372
Substandard	—	—	—	—	—	—	55	—	—	55
Total	370	—	—	—	—	—	1,057		—	1,427
Total Recorded Investment	$1,457,032	$806,647	$1,009,864	$933,401	$749,261	$1,071,249	$1,026,653		$11,491	$7,065,598
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

The table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of March 31, 2022 and December 31, 2021:

	Loans	Loans	Loans				Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Nonaccrual	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans	Loans
March 31, 2022
Commercial	$2,368	$853	$—	$3,221	$1,366,403	$7,991	$1,377,615
PPP loans	2,462	544	—	3,006	32,632	106	35,744
Income producing - commercial real estate	8,540	—	—	8,540	3,521,924	13,331	3,543,795
Owner occupied - commercial real estate	136	—	—	136	1,104,813	33	1,104,982
Real estate mortgage - residential	1,572	—	—	1,572	68,740	1,926	72,238
Construction - commercial and residential	—	—	—	—	783,101	—	783,101
Construction - C&I (owner occupied)	2,310	—	—	2,310	137,972	—	140,282
Home equity	—	—	—	—	54,439	365	54,804
Other consumer	3	—	—	3	1,243	—	1,246
Total	$17,391	$1,397	$—	$18,788	$7,071,267	$23,752	$7,113,807

December 31, 2021
Commercial	$1,462	$672	$—	$2,134	$1,343,307	$8,876	$1,354,317
PPP loans	1,765	825	—	2,590	47,150	1,365	51,105
Income producing - commercial real estate	—	—	—	—	3,371,842	13,456	3,385,298
Owner occupied - commercial real estate	419	19,108	—	19,527	1,068,207	42	1,087,776
Real estate mortgage – residential	1,372	—	—	1,372	70,584	2,010	73,966
Construction - commercial and residential	—	—	—	—	893,226	3,093	896,319
Construction- C&I (owner occupied)	—	—	—	—	159,579	—	159,579
Home equity	33	187	—	220	55,225	366	55,811
Other consumer	—	—	—	—	1,427	—	1,427
Total	$5,051	$20,792	$—	$25,843	$7,010,547	$29,208	$7,065,598

The following presents the nonaccrual loans as of March 31, 2022 and December 31, 2021:

	Nonaccrual with	Nonaccrual with	Total
	No Allowance	an Allowance	Nonaccrual
(dollars in thousands)	for Credit Loss	for Credit Loss	Loans
March 31, 2022
Commercial	$5,546	$2,445	$7,991
PPP loans (1)	106	—	106
Income producing - commercial real estate	3,869	9,462	13,331
Owner occupied - commercial real estate	33	—	33
Real estate mortgage - residential	1,698	228	1,926
Home equity	365	—	365
Total (1)(2)	$11,617	$12,135	$23,752

December 31, 2021
Commercial	$5,806	$3,070	$8,876
PPP loans (1)	1,365	—	1,365
Income producing - commercial real estate	3,920	9,536	13,456
Owner occupied - commercial real estate	42	—	42
Real estate mortgage - residential	1,779	231	2,010
Construction - commercial and residential	3,093	—	3,093
Home equity	366	—	366
Total (1)(2)	$16,371	$12,837	$29,208

(1)The CARES Act created the PPP, a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.
(2)Excludes TDRs that were performing under their restructured terms totaling $10.1 million and $10.2 million at March 31, 2022 and December 31, 2021, respectively.
(3)Gross interest income of $325 thousand and approximately $800 thousand would have been recorded for the three months ended March 31, 2022 and 2021, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while no interest income was actually recorded on such loans for the three months ended March 31, 2022 and 2021 respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.
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
Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of March 31, 2022 and December 31, 2021, all performing TDRs were categorized as interest-only modifications.
Loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan. An allowance for consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.

In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complied with the CARES Act and ASC 310-40 to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allowed for a deferral of payments for 90 days, which we extended for an additional 90 days for certain borrowers, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board. As of March 31, 2022, substantially all of the borrowers granted deferrals under this program have returned to regular payment status.
The following table presents by class, the recorded investment of loans modified in TDRs held by the Company for the three months ended March 31, 2022 and 2021.

			Income
	Number		Producing -
	of		Commercial
(dollars in thousands)	Loans	Commercial	Real Estate	Total
Three Months Ended March 31, 2022
Troubled debt restructurings
Restructured accruing	5	$1,016	$9,105	$10,121
Restructured nonaccruing	2	—	6,342	6,342
Total	7	$1,016	$15,447	$16,463

Individually-evaluated allowance		$170	$2,285	$2,455

Restructured and subsequently defaulted		$—	$6,342	$6,342

Three Months Ended March 31, 2021
Troubled debt restructurings
Restructured accruing	5	$1,157	$9,171	$10,328
Restructured nonaccruing	3	101	6,342	6,443
Total	8	$1,258	$15,513	$16,771

Individually-evaluated allowance		$547	$2,976	$3,523

Restructured and subsequently defaulted		$101	$6,342	$6,443
The Company had seven TDRs at March 31, 2022 totaling approximately $16.5 million. Five of these loans totaling approximately $10.1 million were performing under their modified terms as of March 31, 2022.
For the first three months of 2022 there were two performing TDR loans that defaulted on their modified terms. For the first three months of 2021, one performing TDR loan, with a balance of $101 thousand, defaulted on its modified terms and was placed on nonaccrual status.
For the three months ended March 31, 2021, one previously nonperforming restructured loan had its collateral sold and all principal collected along with partial collection of delinquent interest; in addition, one restructured loan purchased as part of the 2014 acquisition of Virginia Heritage Bank has now had its full carrying value collected, while additional payments will recover previously written off principal and interest, and zero nonperforming restructured loan was charged off. No similar transactions occurred during the three months ended March 31, 2022.
Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further loss. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

Note 5. Leases
The Company accounts for leases in accordance with ASC Topic 842. A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee comprise real estate property for branch offices, ATM locations, and corporate office space. Substantially all of our leases are classified as operating leases. With the adoption of ASC Topic 842, operating lease agreements were required to be recognized on the Consolidated Balance Sheets as a right-of-use ("ROU") asset and a corresponding lease liability.
As of March 31, 2022 and December 31, 2021, the Company had $29.0 million and $30.6 million of operating lease ROU assets, respectively, and $33.9 million and $35.5 million of operating lease liabilities, respectively, on the Company's Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
The leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in ROU assets and lease liabilities.
As of March 31, 2022, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company's ability to incur additional financial obligations.
The following table presents lease costs and other lease information.

	Three Months Ended
(dollars in thousands)	March 31, 2022		March 31, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,840		$2,159
Variable lease cost (cost excluded from lease payments)	231		250
Sublease income	(87)		(87)
Net lease cost	$1,984		$2,322

Operating lease - operating cash flows (fixed payments)	$1,820		$2,304

	March 31, 2022		December 31, 2021
Operating lease right-of-use assets	$28,969		$30,555
Operating lease liabilities	$33,935		$35,501
Weighted average lease term - operating leases	6.12	yrs	6.26	yrs
Weighted average discount rate - operating leases	3.01%		3.05%

Future minimum payments for operating leases with initial or remaining terms of more than one year as of March 31, 2022 were as follows:

(dollars in thousands)
Twelve months ended:
March 31, 2023	$5,411
March 31, 2024	7,037
March 31, 2025	6,293
March 31, 2026	5,331
March 31, 2027	4,186
Thereafter	8,407
Total future minimum lease payments	36,665
Amounts representing interest	(2,730)
Present value of net future minimum lease payments	$33,935
Note 6. Derivatives
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
Mortgage Banking Derivatives
As part of its mortgage banking activities, the Bank enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of MBS. Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Bank determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.
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
The fair value of the mortgage banking derivatives is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change. The gain on sale of loans for the three months ended March 31, 2022 included a $266 thousand net loss relating to mortgage banking derivative instruments. No net loss was recorded for the three months ended March 31, 2021.

Cash Flow Hedges of Interest Rate Risk
The Company uses interest rate swap agreements to assist in its interest rate risk management. The Company's objective in using interest rate derivatives designated as cash flow hedges under ASC 815 is to add stability to interest expense and to better manage its exposure to interest rate movements. To accomplish this objective, the Company utilizes interest rate swaps as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank's cost of funds. The notional amounts of the interest rate swaps designated as cash flow hedges do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from one counterparty in exchange for the Company making fixed payments. The Company's intent is to hedge its exposure to the variability in potential future interest rate conditions on existing financial instruments.
The Company's derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives is determined using discounted cash flow models. These models' key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. See Note 10. Fair Value Measurements.
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
The Company's sole designated cash flow hedge matured during April 2021. Thus, as of March 31, 2022 and December 31, 2021, the Company had no designated cash flow hedge interest rate swap transactions outstanding associated with the Company's variable rate deposits. Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives were reclassified to interest income/expense as interest payments were made/received on the Company's variable-rate assets/liabilities.
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
The table below identifies the balance sheet category and fair value of the Company's designated cash flow hedge derivative instruments and non-designated hedges as of March 31, 2022 and December 31, 2021. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement at March 31, 2022, it could have been required to settle its obligations under the agreement at the termination value.

	March 31, 2022			December 31, 2021
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments in an asset position
Interest rate product	$283,889	$10,357	Other assets	$272,825	$5,273	Other assets
Mortgage banking derivatives	24,279	209	Other assets	56,331	636	Other assets
	$308,168	$10,566	Other assets	$329,156	$5,909	Other assets

Derivatives not designated as hedging instruments in a liability position
Interest rate product	$283,889	9,911	Other liabilities	272,825	5,223	Other liabilities
Credit risk participation agreements	26,290	17	Other liabilities	26,417	47	Other liabilities
	$310,179	9,928	Other liabilities	$299,242	5,270	Other liabilities
Cash and other collateral posted		2,270			2,930
Net derivatives in a liability position		$7,658			$2,340
The table below presents the pre-tax net gains (losses) of the Company's designated cash flow hedges for the three months ended March 31, 2022 and 2021:

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
				Amount of Gain or (Loss)
	Amount of Gain (Loss) Recognized			Reclassified from Accumulated
Derivatives in Subtopic	in OCI on Derivatives		Location of Gain or (Loss) Recognized from	OCI into Net Income
815-20 Hedging Relationships	Three Months Ended March 31,		Accumulated Other Comprehensive Income into	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Net Income	2022	2021
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$—	$(844)	Interest Expense	$—	$(385)

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Income
	Amount of Gain or (Loss) Recognized in Interest
	Expense on Fair Value and Cash Flow
	Hedging Relationships
	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$—	$(384)

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$—	$(384)
Amount of gain or (loss) reclassified from accumulated OCI into income - included component	$—	$(384)

Effect of Derivatives Not Designated as Hedging Instruments in the Consolidated Statements of Income
		Amount of Income (Loss) Recognized
		in Income on Derivatives
Derivatives not Designated as Hedging Instruments under	Location of (Loss) Recognized in	Three Months Ended March 31,
Subtopic 815-20	Income on Derivatives	2022	2021
Interest rate products	Other income / (Other expense)	$250	$283
Mortgage banking derivatives	Other income / (Other expense)	209	2,514
Other contracts	Other income / (Other expense)	—	40
Total		$459	$2,837

Note 7. Long-Term Borrowings
The following table presents information related to the Company's long-term borrowings as of March 31, 2022 and December 31, 2021.

(dollars in thousands)	March 31, 2022	December 31, 2021
Subordinated Notes, 5.75%	$70,000	$70,000
Less: unamortized debt issuance costs	(299)	(330)
Total	$69,701	$69,670
On August 5, 2014, the Company completed the sale of $70.0 million of its 5.75% subordinated notes, due September 1, 2024 (the "2024 Notes"). The 2024 Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $68.8 million, which included $1.2 million in deferred financing costs which are being amortized over the life of the 2024 Notes.

Note 8. Net Income per Common Share
The calculation of net income per common share for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2022	2021
Basic:
Net income	$45,744	$43,469
Average common shares outstanding	32,033	31,870
Basic net income per common share	$1.43	$1.36

Diluted:
Net income	$45,744	$43,469
Average common shares outstanding	32,033	31,870
Adjustment for common share equivalents	77	53
Average common shares outstanding-diluted	32,110	31,923
Diluted net income per common share	$1.42	$1.36

Anti-dilutive shares	—	4
Note 9. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2022
Net unrealized (loss) gain on securities available-for-sale	$(79,227)	$20,821	$(58,406)
Less: Reclassification adjustment for net loss (gain) included in net income	25	(6)	19
Total unrealized (loss) gain	(79,202)	20,815	(58,387)

Net unrealized (loss) on securities transferred to held-to-maturity (1)	(66,193)	17,098	(49,095)
Other comprehensive (loss) income	$(145,395)	$37,913	$(107,482)

Three Months Ended March 31, 2021
Net unrealized (loss) gain on securities available-for-sale	$(23,713)	$6,096	$(17,617)
Less: reclassification adjustment for net (gain) loss included in net income	(221)	55	(166)
Total unrealized (loss) gain	(23,934)	6,151	(17,783)

Net unrealized gain (loss) on derivatives	767	(194)	573
Less: reclassification adjustment for (gain) loss included in net income	(384)	96	(288)
Total unrealized gain (loss)	383	(98)	285
Other comprehensive (loss) income	$(23,551)	$6,053	$(17,498)
(1) Represents unamortized AOCI on securities transferred to held-to-maturity status.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2022 and 2021.

	Securities	Securities		Accumulated Other
	Available	Held to		Comprehensive
(dollars in thousands)	For Sale	Maturity	Derivatives	Income (Loss)
Three Months Ended March 31, 2022
Balance at beginning of period	$(13,958)	$—	$(284)	$(14,242)
Other comprehensive loss before reclassifications	(58,406)	(49,095)	—	(107,501)
Amounts reclassified from accumulated other comprehensive income (loss)	19	—	—	19
Net other comprehensive loss during period	(58,387)	(49,095)	—	(107,482)
Balance at end of period	$(72,345)	$(49,095)	$(284)	$(121,724)

Three Months Ended March 31, 2021
Balance at beginning of period	$16,168	$—	$(668)	$15,500
Other comprehensive income before reclassifications	(17,617)	—	573	(17,044)
Amounts reclassified from accumulated other comprehensive income (loss)	(166)	—	(288)	(454)
Net other comprehensive (loss) income during period	(17,783)	—	285	(17,498)
Balance at end of period	$(1,615)	$—	$(383)	$(1,998)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

	Amount Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive (Loss) Income		Affected Line Item in
Comprehensive Income Components	Three Months Ended March 31,		the Statement Where
(dollars in thousands)	2022	2021	Net Income is Presented
Realized gain on sale of investment securities	$(25)	$221	Net (loss) gain on sale of investment securities
Interest income derivative deposits	—	384	Interest on balances with other banks and short-term investments
Income tax benefit (expense)	6	(151)	Income tax expense
Total reclassifications for the periods	$(19)	$454
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
March 31, 2022
Assets:
Investment securities available-for-sale:
U.S treasury bonds	$—	$47,492	$—	$47,492
U. S. agency securities	—	706,554	—	706,554
Residential mortgage-backed securities	—	1,004,425	—	1,004,425
Municipal bonds	—	15,179	—	15,179
Corporate bonds	—	1,983	—	1,983
Loans held for sale	—	25,504	—	25,504
Interest rate caps	—	10,357	—	10,357
Mortgage banking derivatives	—	—	209	209
Total assets measured at fair value on a recurring basis as of March 31, 2022	$—	$1,811,494	$209	$1,811,703
Liabilities:
Credit risk participation agreements	$—	$17	$—	$17
Interest rate caps	—	9,911	—	9,911
Total liabilities measured at fair value on a recurring basis as of March 31, 2022	$—	$9,928	$—	$9,928
December 31, 2021
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$49,458	$—	$49,458
U. S. agency securities	—	622,387	—	622,387
Residential mortgage-backed securities	—	1,677,673	—	1,677,673
Municipal bonds	—	145,431	—	145,431
Corporate bonds	—	116,459	12,000	128,459
Loans held for sale	—	47,218	—	47,218
Interest rate caps	—	5,197	—	5,197
Mortgage banking derivatives	—	—	636	636
Total assets measured at fair value on a recurring basis as of December 31, 2021	$—	$2,663,823	$12,636	$2,676,459
Liabilities:
Credit risk participation agreements	$—	$47	$—	$47
Interest rate caps	—	5,147	—	5,147
Total liabilities measured at fair value on a recurring basis as of December 31, 2021	$—	$5,194	$—	$5,194

Investment securities available-for-sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange. Level 2 securities include U.S. agency debt securities, mortgage-backed securities issued by Government Sponsored Entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amounts approximate the fair value.
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
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of March 31, 2022 and December 31, 2021.

		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference
March 31, 2022
Loans held for sale	$25,504	$25,304	$200
December 31, 2021
Loans held for sale	$47,218	$46,623	$595
There were no residential mortgage loans held for sale that were 90 or more days past due or on nonaccrual status as of March 31, 2022 or December 31, 2021.
Credit risk participation agreements: The Company enters into credit risk participation agreements ("RPAs") with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower's performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers' credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Accordingly, RPAs fall within Level 2.
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
The following is a reconciliation of activity for assets measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment
	Securities	Mortgage Banking
(dollars in thousands)	Available-for-Sale	Derivatives	Total
Assets:
Beginning balance at January 1, 2022	$12,000	$636	$12,636
Realized gain (loss) included in earnings	—	(427)	(427)
Transferred from available-for-sale to held-to-maturity	(12,000)	—	(12,000)
Ending balance at March 31, 2022	$—	$209	$209

	Investment
	Securities	Mortgage Banking
(dollars in thousands)	Available-for-Sale	Derivatives	Total
Assets:
Beginning balance at January 1, 2021	$1,500	$5,213	$6,713
Realized loss included in earnings	—	(4,577)	(4,577)
Reclass Level 2 to Level 3	12,000	—	12,000
Principal redemption	(1,500)	—	(1,500)
Ending balance at December 31, 2021	$12,000	$636	$12,636
The investment securities available-for-sale classified as Level 3 consist of one corporate bond of a local banking company which is not publicly traded, and for which the carrying amount approximates fair value.
For Level 3 assets measured at fair value on a recurring or nonrecurring basis as of March 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

		March 31, 2022				December 31, 2021
(dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value	Weighted Average (1)	Fair Value
Mortgage banking derivatives	Pricing Model	Pull Through Rate	80.7% - 85.3%	82.90%	$209	86.40%	$636
(1) Unobservable inputs for mortgage banking derivatives were weighted by loan amount.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.

At March 31, 2022, substantially all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e. those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
Assets measured at fair value on a nonrecurring basis are included in the table below:

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
March 31, 2022
Collateral dependent loans
Commercial	$—	$—	$7,755	$7,755
PPP loans	—	—	106	106
Income producing - commercial real estate	—	—	15,749	15,749
Owner occupied - commercial real estate	—	—	33	33
Real estate mortgage - residential	—	—	1,698	1,698
Home equity	—	—	365	365
Other real estate owned	—	—	1,635	1,635
Total assets measured at fair value on a nonrecurring basis as of March 31, 2022	$—	$—	$27,341	$27,341

December 31, 2021
Collateral dependent loans
Commercial	$—	$—	$8,121	$8,121
PPP loans	—	—	1,365	1,365
Income producing - commercial real estate	—	—	17,415	17,415
Owner occupied - commercial real estate	—	—	42	42
Real estate mortgage - residential	—	—	1,779	1,779
Construction - commercial and residential	—	—	3,093	3,093
Home equity	—	—	366	366
Other real estate owned	—	—	1,635	1,635
Total assets measured at fair value on a nonrecurring basis as of December 31, 2021	$—	$—	$33,816	$33,816
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

Quoted market prices, if available, are shown as estimates of fair value. Because no quoted market prices exist for a portion of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instrument values and should not be considered an indication of the fair value of the Company taken as a whole. The estimated fair value of the Company's financial instruments at March 31, 2022 and December 31, 2021 are as follows:

			Fair Value Measurements
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying
(dollars in thousands)	Value	Fair Value
March 31, 2022
Assets
Cash and due from banks	$12,140	$12,140	$12,140	$—	$—
Federal funds sold	$27,359	$27,359	$—	$27,359	$—
Interest bearing deposits with other banks	$682,883	$682,883	$—	$682,883	$—
Investment securities available-for-sale	$1,775,633	$1,775,633	$—	$1,775,633	$—
Investment securities held-to-maturity	1,153,399	1,144,505	$—	1,132,421	12,084
Federal Reserve and Federal Home Loan Bank stock	$29,026	$29,026	$—	$29,026	$—
Loans held for sale	$25,504	$25,504	$—	$25,504	$—
Loans	$7,042,302	$6,936,019	$—	$—	$6,936,019
Annuity investment	$14,122	$14,122	$—	$14,122	$—
Mortgage banking derivatives	$209	$209	$—	$—	$209
Interest rate caps	$10,357	$10,357	$—	$10,357	$—

Liabilities
Noninterest bearing deposits	$2,951,594	$2,951,594	$—	$2,951,594	$—
Interest bearing deposits	$5,936,146	$5,936,146	$—	$5,936,146	$—
Time deposits	$698,519	$700,064	$—	$700,064	$—
Customer repurchase agreements	$28,293	$28,293	$—	$28,293	$—
Borrowings	$219,701	$223,094	$—	$223,094	$—
Credit risk participation agreement	$17	$17	$—	$17	$—
Interest rate caps	$9,911	$9,911	$—	$9,911	$—

December 31, 2021
Assets
Cash and due from banks	$12,886	$12,886	$12,886	$—	$—
Federal funds sold	$20,391	$20,391	$—	$20,391	$—
Interest bearing deposits with other banks	$1,680,945	$1,680,945	$—	$1,680,945	$—
Investment securities	$2,623,408	$2,623,408	$—	$2,611,408	$12,000
Federal Reserve and Federal Home Loan Bank stock	$34,153	$34,153	$—	$34,153	$—
Loans held for sale	$47,218	$47,218	$—	$47,218	$—
Loans	$7,065,598	$6,930,929	$—	$—	$6,930,929
Mortgage banking derivative	$636	$636	$—	$—	$636
Interest rate caps	$5,197	$5,197	$—	$5,197	$—

Liabilities
Noninterest bearing deposits	$3,277,956	$3,277,956	$—	$3,277,956	$—
Interest bearing deposits	$5,974,502	$5,974,502	$—	$5,974,502	$—
Time deposits	$729,082	$736,001	$—	$736,001	$—
Customer repurchase agreements	$23,918	$23,918	$—	$23,918	$—
Borrowings	$369,670	$374,326	$—	$374,326	$—
Credit risk participation agreements	$47	$47	$—	$47	$—
Interest rate caps	$5,147	$5,147	$—	$5,147	$—

Note 11 - Legal Contingencies
There have been no material changes in the status of the legal proceedings previously disclosed in Part II, Item 8, "Note 21 - Commitments and Contingent Liabilities" of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, except as follows. From time to time, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, including matters in which damages in various amounts are claimed. Based on information currently available, the Company does not believe that the liabilities (if any) resulting from such legal proceedings will have a material effect on the financial position of the Company. However, in light of the inherent uncertainties involved in such matters, ongoing legal expenses or an adverse outcome in one or more of these matters could materially and adversely affect the Company's financial condition, results of operations or cash flows in any particular reporting period, as well as its reputation.
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, on February 10, 2022, the United States District Court for the Southern District of New York (the "SDNY") approved the settlement agreement of a putative class action lawsuit filed against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer. The settlement included a total payment by the Company of $7.5 million in exchange for the release of all of the defendants from all alleged claims in the class action suit, without any admission or concession of wrongdoing by the Company or the other defendants.
In connection with the previously disclosed investigation by the SEC, the Company's discussions with the Staff have progressed, and the Company continues to engage with the Staff, including senior Staff members, about a potential resolution or settlement of the Staff's investigation with respect to the Company. The Company is hopeful that these discussions will lead to a timely resolution of the investigation as it relates to the Company and any current employees and directors on a mutually agreeable basis, but there can be no assurance that will be the case. There also can be no assurance that this would result in resolution of any charges against former employees or directors, given the Staff's ongoing review of the factual record. Any agreements reached by the Company with the Staff would be subject to approval by the Commission, and there can be no assurance that it would be approved. We are unable to predict the outcome of the investigation or these discussions or whether any potential resolution would have a material impact on the Company.
The Company is also continuing discussions with the Staff of the Federal Reserve Board about a potential resolution or settlement of its investigation with respect to the Company. With respect to the other investigations described above, we are unable to predict their duration, scope or outcome.
As previously disclosed, the Company maintains director and officer insurance policies ("D&O Insurance Policies") that provide coverage for the legal defense costs related to certain of the above-described investigations and litigations and those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. When claims are covered by D&O Insurance Policies, the Company records a corresponding receivable against the incurred legal defense cost expense subject to coverage under the D&O Insurance Policies and then eliminates the receivable and expense when the claim is paid. Since the commencement of the above-described matters in 2018 through March 31, 2022, the Company's D&O Insurance carriers have advanced a number defense cost claims to the Company and its current and former directors and officers. Subject to any new developments to the above-described investigations and litigations that may occur over the next few months, the Company currently believes there is a possibility that the applicable D&O Insurance Policies may be exhausted as early as the second quarter of 2022. Once the D&O Insurance Policies are exhausted, the Company will be responsible for paying the defense costs associated with the above-described investigations and litigations for itself and on behalf of any current and former Officers and Directors entitled to indemnification from the Company. The Company cannot predict with any certainty the amount of defense costs that the Company may incur in the future in connection with currently ongoing and any potential future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company's control.
Note 12 - Subsequent Events
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the Consolidated Financial Statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Eagle Bancorp, Inc. (the "Company") and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as "may," "will," "can," "anticipates," "believes," "expects," "plans," "estimates," "potential," "assume," "probable," "possible," "continue," "should," "could," "would," "strive," "seeks," "deem," "projections," "forecast," "consider," "indicative," "uncertainty," "likely," "unlikely," "likelihood," "unknown," "attributable," "depends," "intends," "generally," "feel," "typically," "judgment," "subjective" and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market (including the macroeconomic and other challenges and uncertainties resulting from the coronavirus ("COVID-19") pandemic, including on our credit quality and business operations), interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors contained in this report and the risk factors and other cautionary language included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company's past results are not necessarily indicative of future performance, and nothing contained herein is meant to or should be considered and treated as earnings guidance of future quarters' performance projections. All information is as of the date of this report. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward looking statement for any reason.
GENERAL
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through EagleBank (the "Bank"), its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company's primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of seventeen branch offices, including six in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C. The Bank also operates five lending offices, with one in Northern Virginia, three in Suburban Maryland and one in Washington, D.C.
The Bank offers a broad range of commercial banking services to its business and professional clients, as well as full service consumer banking services to individuals living and/or working primarily in the Bank's market area. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of Small Business Administration ("SBA") loans.

The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and/or mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The decision whether to sell residential mortgage loans on a mandatory or best efforts lock basis is a function of multiple factors, including but not limited to overall market volumes of mortgage loan originations, forecasted "pull-through" rates of origination, loan closing operational considerations, pricing differentials between the two methods, and availability and pricing of various interest rate hedging strategies associated with the mortgage origination pipeline. The Company continually monitors these factors to maximize profitability and minimize operational and interest rate risks.
The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. The Company originates multifamily Federal Housing Administration ("FHA") loans through the Department of Housing and Urban Development's Multifamily Accelerated Program ("MAP"). The Company securitizes these loans through the Government National Mortgage Association ("Ginnie Mae") MBS I program and shortly thereafter sells the resulting securities in the open market to authorized dealers in the normal course of business, and periodically bundles and sells the servicing rights. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages other real estate owned ("OREO") assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with third parties. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
Impact of COVID-19
The spread of COVID-19 created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the U.S. and globally, including the markets that we serve. As the COVID-19 pandemic is still ongoing and dynamic in nature, there are many uncertainties, including its severity, duration, impact to our customers, employees and vendors, impact to the financial services and banking industry, impact to the economy as a whole and the level of governmental intervention (both economic and health-related). COVID-19 has negatively affected, and may continue to negatively affect the Company. Furthermore, the sustainability of the economic recovery remains unclear and significant volatility could continue for a prolonged period as the potential exists for additional variants of COVID-19 to impede the economic recovery.

CRITICAL ACCOUNTING POLICIES
The Company's Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and Note 1 to the Consolidated Financial Statements included in this report. There have been no significant changes to the Company's accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 except as indicated below and in "Accounting Standards Adopted in 2021" in Note 1 to the Consolidated Financial Statements in this report.
Investment Securities Available-for-Sale and Held-to-Maturity:
The Company recognizes acquired securities on the trade date. Investment securities comprise debt securities, which are classified depending on the Company's intent and ability to hold the securities to maturity. Debt securities are classified as available-for-sale when management may have the intent to sell them prior to maturity. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.
Premiums and discounts on investment securities held-to-maturity, and available-for-sale, are amortized or accreted to the earlier of call or maturity based on expected lives, which include prepayment adjustments and call optionality.
The Company separately evaluates its investment securities held-to-maturity for any credit losses. The Company pools like securities and calculates expected credit losses through an estimate based on a security's credit rating, which is recognized as part of the allowance for credit losses for held-to-maturity securities and included in the balance of investment securities held-to-maturity on the Consolidated Balance Sheets. If the Company determines that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis of the security to estimate any credit losses. The Company excludes accrued interest receivable from the balance of amortized cost on its investment securities held-to-maturity as it would be written off in the event that an allowance for credit losses would be required.

RESULTS OF OPERATIONS
Earnings Summary
Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
Net income for the three months ended March 31, 2022 was $45.7 million compared to $43.5 million for the same period in 2021, an increase of $2.3 million, or 5.2%.
The increase in net income of $2.3 million for the three months ended March 31, 2022 relative to the same period in 2021 was due primarily to a decrease in noninterest expenses of $7.0 million, partially offset by a decrease in noninterest income of $3.1 million and a decrease in net interest income of $2.2 million. Noninterest expenses decreased due primarily to an accrual reduction of $5.0 million related to stock-based compensation awards and deferred compensation to our former CEO and Chairman. Additional detail on the accrual reduction is provided in "Noninterest Expense" section below. Noninterest income decreased due to decreases in gain on sale of residential loans. Net interest income decreased due to average loans being lower by $673 million and average yield on loans fell 30 basis points while cost of funds fell just 16 basis points.
Total revenue (i.e. net interest income plus noninterest income) was $87.9 million for the three months ended March 31, 2022 as compared to $93.2 million for the same period in 2021. The most significant portion of revenue is net interest income, which was $80.5 million for the three months ended March 31, 2022, compared to $82.7 million for the same period in 2021. Net interest income was down due to lower average loans and lower average yield on loans, offset by an increase in average earning assets other than loans.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.65% for the three months ended March 31, 2022 and 2.98% for the same period in 2021. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the three months ended March 31, 2022 decreased to $7.5 million from $10.6 million for the same period in 2021, a 30% decrease. Noninterest income was lower due to decreases in gain on sale of residential loans. For further information on the components and drivers of these changes see "Noninterest Income" section below.
Gain on sale of loans for the three months ended March 31, 2022 was $1.5 million compared to $5.2 million for the same period in 2021, a decrease of 71%. The rise in interest rates for residential mortgages in the first quarter of 2022 had a substantial negative impact on the volume of residential mortgage originations (down 73.4% since the first quarter of 2021) and in turn the sale of residential mortgages declined.
Other income for the three months ended March 31, 2022 increased to $4.1 million from $3.8 million for the same period in 2021, a 6.6% increase. This increase was primarily attributable to higher loan fees in the first quarter of 2022 and a $911 thousand gain in the first quarter of 2021 from the cancellation of an FHLB borrowing.
Noninterest expenses totaled $31.0 million for the three months ended March 31, 2022, as compared to $38.0 million for same period in 2021, a 18% decrease. See the "Noninterest Expense" section for further detail on the components and drivers of the change.
Income tax expenses were $13.9 million for the three months ended March 31, 2022, a decrease of 4.3%, compared to the same period in 2021. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 35.28% for the three months ended March 31, 2022, as compared to 40.74% the same period in 2021. The improvement in the efficiency ratio was driven by the $5 million accrual reduction which reduced noninterest expenses. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
For the three months ended March 31, 2022, the Company reported an annualized return on average assets ("ROAA") of 1.46%, as compared to 1.53% for the same period in 2021. Total shareholders' equity was $1.3 billion at March 31, 2022, compared to $1.3 billion a year earlier. The annualized return on average common equity ("ROACE") for the three months ended March 31, 2022 was 13.83% as compared to 14.05% for the same period in 2021. The annualized return on average tangible common equity ("ROATCE") for the three months ended March 31, 2022 was 14.99% as compared to 15.33% for the same period in 2021. The slight decline in returns is attributable to the increase average assets which was $12.7 billion for the three months ended March 31, 2022 as compared to $11.5 billion for the same period a year earlier. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

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
Net interest income was $80.5 million for the three months ended March 31, 2022, as compared to $82.7 million for the same period in 2021. Net interest income decreased for the three months ended March 31, 2022 due to a decline in average loans and a lower rate environment, partially offset by a 9.7% increase in average earning assets, as compared to March 31, 2021.
The net interest margin was 2.65% for the three months ended March 31, 2022 and 2.98% for the same period in 2021. The decline reflects the impact of a decline in the average balance of the loan portfolio, which are higher-earning assets, as capital has been deployed into lower interest-earning deposits and investment securities.
In the first three months of 2022 as compared to the same period in 2021, average U.S. Treasury rates in the two-to-five year range increased by approximately 133 basis points and the average yield curve flattened as the average two-to-ten year spread went from an average of 119 basis points to an average of 49 basis points. The Company experienced 33 basis points of net interest margin compression between the first three months of 2021 as compared to the first three months of 2022 (from 2.98% to 2.65%). In addition, our cost of funds declined 16 basis points (from 0.42% to 0.26%), while the yield on earning assets declined by 49 basis points (from 3.40% to 2.91%). Average liquidity was $2.4 billion for the first quarter of 2022 and $2.1 billion for the first quarter of 2021. While overall rates moved higher in the first quarter of 2022, yield on loans was down as higher rate loans were paid off or paid down, and were replaced by loans with lower rates. A substantial portion of the variable rate loan portfolio remain at their interest rate floors.
The table below presents the average balances and rates of the major categories of the Company's assets and liabilities for the three months ended March 31, 2022 and 2021. Included in the table are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,403,017	$1,057	0.18%	$2,103,679	$553	0.11%
Loans held for sale (1)	26,887	219	3.26%	104,784	739	2.82%
Loans (1) (2)	7,053,701	75,611	4.35%	7,726,716	88,499	4.65%
Investment securities available-for-sale (2)	2,794,681	11,280	1.64%	1,268,952	4,395	1.40%
Investment securities held-to-maturity (2)	24,011	150	2.53%	—	—	—%
Federal funds sold	24,176	4	0.07%	32,309	8	0.10%
Total interest earning assets	12,326,473	88,321	2.91%	11,236,440	94,194	3.40%

Total noninterest earning assets	449,784			390,775
Less: allowance for credit losses	75,105			109,379
Total noninterest earning assets	374,679			281,396
TOTAL ASSETS	$12,701,152			$11,517,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$754,833	$322	0.17%	$771,321	$427	0.22%
Savings and money market	5,476,721	3,723	0.28%	4,839,348	3,970	0.33%
Time deposits	722,646	2,314	1.30%	921,208	3,503	1.54%
Total interest bearing deposits	6,954,200	6,359	0.37%	6,531,877	7,900	0.49%
Customer repurchase agreements	25,628	13	0.21%	20,615	11	0.22%
Other short-term borrowings	276,669	460	0.67%	300,003	495	0.66%
Long-term borrowings	69,690	1,037	5.95%	253,132	3,137	4.96%
Total interest bearing liabilities	7,326,187	7,869	0.44%	7,105,627	11,543	0.66%

Noninterest bearing liabilities:
Noninterest bearing demand	3,920,776			3,069,372
Other liabilities	112,404			88,057
Total noninterest bearing liabilities	4,033,180			3,157,429

Shareholders' Equity	1,341,785			1,254,780
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,701,152			$11,517,836

Net interest income		$80,452			$82,651
Net interest spread			2.47%			2.74%
Net interest margin			2.65%			2.98%
Cost of funds			0.26%			0.42%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.7 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the period indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$(7,708)	$(5,180)	$(12,888)
Loans held for sale	(549)	29	(520)
Investment securities available-for-sale	5,284	1,601	6,885
Investment securities held-to-maturity	84	66	150
Interest bearing bank deposits	79	425	504
Federal funds sold	(2)	(2)	(4)
Total interest income	(2,812)	(3,061)	(5,873)

Interest paid on
Interest bearing transaction	(9)	(96)	(105)
Savings and money market	523	(770)	(247)
Time deposits	(754)	(434)	(1,188)
Customer repurchase agreements	3	(1)	2
Other borrowings	(2,313)	177	(2,136)
Total interest expense	(2,550)	(1,124)	(3,674)

Net interest income	$(262)	$(1,937)	$(2,199)

Provision for Credit Losses

The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL on loans and the ACL on available-for-sale investment securities. The amount of the allowance for credit losses on loans is based on many factors that reflect management's assessment of the risk in the loan portfolio. Those factors include historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank.
The provision for unfunded commitments is presented separately on the Statement of Income. This provision considers the probability that unfunded commitments will fund among other factors.
Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies, relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, loan concentrations, credit quality, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors. Refer to additional detail regarding these forecasts in the "Allowance for Credit Losses - Loans" section of Note 1 to the Consolidated Financial Statements.

The results of this process, in combination with conclusions of the Bank's outside consultants' review of the risk inherent in the loan portfolio, support management's assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under "Critical Accounting Policies" above and in Note 1 to the Consolidated Financial Statements for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table on the next page which reflects activity in the allowance for credit losses.
During the three months ended March 31, 2022, the ACL on loans reflected a reversal of $3.0 million in the provision and $459 thousand in net charge-offs. The provision for credit losses on loans for the same period in 2021 was a reversal of $2.3 million. The first quarter 2022 reversal was primarily driven by improvements in the economic environment, and related adjustments to the quantitative components of the CECL model, in particular the lower modeled probability of default, as well as improvements in asset quality. The reversal in the same period in 2021 was driven by the improved macroeconomic outlook, improvement of credits in the loan portfolio and a reduction in total loans.

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
The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at beginning of period	$74,965	$109,579
Charge-offs:
Commercial	(514)	4,150
Income producing - commercial real estate	—	1,000
Construction - commercial and residential	—	206
Other consumer	—	1
Total charge-offs	(514)	5,357

Recoveries:
Commercial	54	96
Other consumer	1	13
Total recoveries	55	109
Net charge-offs	(459)	5,248
Reversal of credit losses- loans	(3,001)	(2,261)
Balance at end of period	$71,505	$102,070

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.27%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2022			December 31, 2021
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$12,946	18%	19%	$14,475	19%	19%
PPP loans	—	—%	1%	—	—%	1%
Income producing - commercial real estate	39,193	55%	50%	38,287	51%	48%
Owner occupied - commercial real estate	10,515	14%	15%	12,146	16%	15%
Real estate mortgage - residential	381	1%	1%	449	1%	1%
Construction - commercial and residential	6,298	9%	11%	9,099	12%	13%
Construction - C&I (owner occupied)	1,675	2%	2%	—	—%	2%
Home equity	467	1%	1%	474	1%	1%
Other consumer	30	—%	—%	35	—%	—%
Total allowance	$71,505	100%	100%	$74,965	100%	100%

Nonperforming Assets
As shown in the table below, the Company's level of nonperforming assets, which comprise loans delinquent 90 days or more, and nonaccrual loans, which includes the nonperforming portion of TDRs and OREO, totaled $25.4 million at March 31, 2022 representing 0.23% of total assets, as compared to $30.8 million of nonperforming assets, or 0.26% of total assets, at December 31, 2021.
At March 31, 2022, the Company had no accruing loans 90 days or more past due. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.01% of total loans at March 31, 2022, is adequate to absorb expected credit losses within the loan portfolio at that date.
CECL allows for institutions to evaluate individual loans in the event that the asset does not share similar risk characteristics with its original segmentation. This can occur due to credit deterioration, increased collateral dependency or other factors leading to impairment. In particular, the Company individually evaluates loans on nonaccrual status and those identified as TDRs, though it may individually evaluate other loans or groups of loans as well if it determines they no longer share similar risk with their assigned segment. Reserves on individually assessed loans are determined by one of two methods: the fair value of collateral or the discounted cash flow. Fair value of collateral is used for loans determined to be collateral dependent, and the fair value represents the net realizable value of the collateral, adjusted for sales costs, commissions, senior liens, etc. The continuing payments are discounted over the expected life at the loan's original contract rate and include adjustments for risk of default.
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

The Company had seven TDRs at March 31, 2022 totaling approximately $16.5 million. Five of these loans totaling approximately $10.1 million are performing under their modified terms. For the first three months of 2022 there were two performing TDR loans, with a total balance of $6.3 million, that defaulted on their modified terms. For the first three months of 2021, one performing TDR loan, with a balance of $101 thousand, defaulted on its modified terms and was placed on nonaccrual status.
Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. For both the three months ended March 31, 2022 and 2021, there were no loans modified in a TDR.

Total nonperforming loans amounted to $23.8 million at March 31, 2022 (0.33% of total loans) compared to $29.2 million at December 31, 2021 (0.41% of total loans).
Included in nonperforming assets are OREO properties, which were each $1.6 million for three foreclosed properties at March 31, 2022 and December 31, 2021.
OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were no sales of an OREO property during the first three months of 2022 or 2021.
The following table shows the amounts of nonperforming assets at the dates indicated.

(dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual Loans:
Commercial	$7,991	$8,876
PPP loans	106	1,365
Income producing - commercial real estate	13,331	13,456
Owner occupied - commercial real estate	33	42
Real estate mortgage - residential	1,926	2,010
Construction - commercial and residential	—	3,093
Home equity	365	366
Accruing loans-past due 90 days	—	—
Total nonperforming loans (1)	23,752	29,208
Other real estate owned	1,635	1,635
Total nonperforming assets	$25,387	$30,843

Coverage ratio, allowance for credit losses to total nonperforming loans	301%	257%
Ratio of nonperforming loans to total loans	0.33%	0.41%
Ratio of nonperforming assets to total assets	0.23%	0.26%
(1)Nonaccrual loans reported in the table above do not include loans that migrated from a performing TDR status during the period. During the three months ended March 31, 2022, there were two loans totaling $6.3 million that migrated from a performing TDR status.
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At March 31, 2022, there were $106.2 million of performing loans considered to be potential problem loans, defined as loans that are not included in the 90 days past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. Potential problem loans were $91.2 million at December 31, 2021. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.
Noninterest Income
Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, FHA multi-family income, income from bank owned life insurance ("BOLI") and other income.
Total noninterest income for the three months ended March 31, 2022 decreased to $7.5 million from $10.6 million for the three months ended March 31, 2021, a 30% decrease. Gain on sale of loans for the three months ended March 31, 2022 decreased to $1.5 million from $5.2 million for the three months ended March 31, 2021, a 71% decrease; a decrease in gains on the sale of residential mortgage drove the decline between the two periods. Residential mortgage loan locked commitments were $136.7 million for the three months ended March 31, 2022 as compared to $303.3 million for the same period in 2021, a 55% decrease. The rise in interest rates for residential mortgages in the first quarter of 2022 had a substantial negative impact on the volume of mortgage originations and in turn the sale of residential mortgages declined.
The decision whether to sell residential mortgage loans on a mandatory or best efforts lock basis is a function of multiple factors, including but not limited to overall market volumes of mortgage loan originations, forecasted "pull-through" rates of origination, loan underwriting and closing operational considerations, pricing differentials between the two methods, and availability and pricing of various interest rate hedging strategies associated with the mortgage origination pipeline. The Company continually monitors these factors to maximize profitability and minimize operational and interest rate risks.
Other income for the three months ended March 31, 2022 increased to $4.1 million from $3.8 million for the three months ended March 31, 2021, a 7% increase. This increase was primarily attributable to higher loan fees and the first quarter of 2021 included a $911 thousand gain from the cancellation of an FHLB borrowing.
Service charges on deposits for the three months ended March 31, 2022 increased to $1.3 million from $1.0 million for the three months ended March 31, 2021.
Losses on sales of investment securities were $25 thousand for the three months ended March 31, 2022 compared to a $221 thousand net gain on sale of investment securities for the same period in 2021.
Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. To the extent the mortgage loans underlying the Company's servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
The Company originates residential mortgage loans and, pending market conditions and other factors outlined above, may utilize either or both "mandatory delivery" and "best efforts" forward loan sale commitments to sell those loans, servicing released. Loans sold are subject to repurchase in circumstances where documentation is deficient, the underlying loan becomes delinquent, or there is fraud by the borrower. Loans sold are subject to penalty if the loan pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under GAAP for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended March 31, 2022. The reserve amounted to $82 thousand at March 31, 2022 and is included in other liabilities on the Consolidated Balance Sheets.

Beyond the participation in the PPP program, the Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. There was $181 thousand of income from this source for the three months ended March 31, 2022 compared to $223 thousand for the same period in 2021. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. See "Note 1: Summary of Significant Accounting Policies" for details regarding the Company's participation in the PPP program.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, FDIC insurance, and other expenses.
Total noninterest expenses totaled $31.0 million for the three months ended March 31, 2022, as compared to $38.0 million for the three months ended March 31, 2021, a 18.4% decrease due substantially to the following:
Salaries and employee benefits were $17.0 million for the three months ended March 31, 2022, as compared to $21.8 million for the same period in 2021, a decrease of $4.8 million or 22%. For the three month period, the decrease was primarily due to the reduction of the $5.0 million accrual related to stock-based compensation awards and deferred compensation for our former CEO and Chairman in the first quarter of 2022, because we believe any compensation related claims are now time barred under Maryland law. The accrual was originally recorded in the first quarter of 2019. Absent the accrual reduction, adjusted salaries and employee benefits were down $2.6 million from the fourth quarter of 2021, primarily on lower incentive bonus accruals offset by increases in stock-based compensation (up 62.4% since the first quarter of 2021) and payroll taxes (up 13.7% since the first quarter of 2021). Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. At March 31, 2022, the Company's full time equivalent staff numbered 509 as compared to 508 at March 31, 2021.
Premises and equipment for the three months ended March 31, 2022 and 2021, were $3.1 million and $3.6 million, respectively, of which premises expenses were $2.5 million and $3.1 million respectively.
Marketing and advertising expenses totaled $1.1 million for the three months ended March 31, 2022 and $886 thousand for the same period in 2021. The increase was due to additional advertising, promotions and sponsorships.
Data processing expenses were $2.9 million for the three months ended March 31, 2022 compared to $2.8 million for the same period in 2021. The increase was related to an increase in communication expenses.
Legal, accounting and professional fees were $1.6 million for the three months ended March 31, 2022, compared to $3.0 million for the three months ended March 31, 2021, a decrease of $1.4 million. Legal fees and expenditures were $205 thousand and $964 thousand for the three months ended March 31, 2022 and 2021, respectively, and were primarily associated with previously disclosed ongoing governmental investigations and related subpoenas and document requests, as well as our defense of the previously disclosed class action lawsuit. The amount of legal fees and expenditures reported for the three months ended March 31, 2022 are net of expected insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies but does not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time. See "Part I, Item 1 - "Note 12 - Legal Contingencies" for more information.
FDIC expenses were $1.1 million for the three months ended March 31, 2022 compared to $2.4 million for the same period in 2021, a 56% decrease. The decrease for the first three months of 2022 compared to the same period in 2021 were due to a change in institution size which improved metrics used in the calculation of fees.
The major components of other expenses include broker fees, franchise taxes, director compensation and insurance expense. Other expenses increased to $4.3 million for the three months ended March 31, 2022 from $3.5 million for the same period in 2021 a 24% increase, primarily due to director compensation.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 35.28% for the first quarter of 2022, as compared to 40.74% for the first quarter of 2021. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The improvement in the first quarter of 2022 over the first quarter of 2021 was primarily due to a decrease in noninterest expense from the $5.0 million accrual reduction.
As a percentage of average assets, total noninterest expense (annualized) was 0.99% for the three months ended March 31, 2022 as compared to 1.34% for the same period in 2021. The improvement in the first quarter of 2022 over the first quarter of 2021 was primarily due to a decrease in noninterest expense from the $5.0 million accrual reduction related to share-based compensation awards and deferred compensation.

Income Tax Expense
The Company's ratio of income tax expense to pre-tax income ("effective tax rate") for the three months ended March 31, 2022 and 2021 was 23.4% down from 25.1% the prior quarter. The total tax provision for the three months ended March 31, 2022 was $13.9 million, compared to $14.6 million for the three months ended March 31, 2021. The decrease was primarily due to a decrease in noninterest expense from the $5.0 million accrual reduction related to share-based compensation awards and deferred compensation. The Company remains subject to periodic audits and reviews by the taxing authorities, and the Company's returns for the years 2019-2021 remain open for examination.
FINANCIAL CONDITION
Summary
Total assets at March 31, 2022 and December 31, 2021 were $11.2 billion and $11.8 billion, respectively. The largest component of assets, total loans (excluding loans held for sale), had an amortized cost basis of $7.1 billion at March 31, 2022, a 0.7% increase from the balance at December 31, 2021. The increase in loans over the three months ended March 31, 2022, was driven by growth from CRE loans and C&I loans. Additionally, the Bank reduced its PPP loans from $51.1 million at December 31, 2021 to $35.7 million at March 31, 2022 through the forgiveness process. Loans held for sale were $25.5 million at March 31, 2022, compared to $47.2 million at December 31, 2021, a 46.0% decrease.
Investment securities, at amortized cost net of the allowance for credit losses, totaled $3.0 billion at March 31, 2022 as compared to $2.6 billion at December 31, 2021, an increase of 14.6%, primarily due to excess liquidity being invested at greater amounts in higher earning assets in response to higher rates on investments available in the market during the quarter. During the quarter, we evaluated our securities portfolio and determined that certain securities will be maintained for the life of the instrument and made a decision to transfer $1.1 billion of securities designated as available-for-sale ("AFS") to held-to-maturity ("HTM"), including $237.0 million of securities acquired in the first quarter of 2022 for which the intention to hold to maturity was finalized. The transferred securities had unrealized losses of $66.2 million, which are included in the book value of the positions post-transfer and will be accreted ratably over the remaining lives of the securities through accumulated other comprehensive loss. The securities transferred were generally municipal bonds, corporate bonds, bonds that qualify for CRA credit, and mortgage-backed securities with longer final maturity dates. Additionally, during the quarter, a portion of securities purchased were designated as securities HTM. At quarter-end, $1.2 billion, or 38.1% of the securities portfolio, was classified as securities HTM.
In terms of funding, total deposits at March 31, 2022 were $9.6 billion down from $10.0 billion at December 31, 2021, a decline of 4.0%. While deposits were down from prior quarter-end, average deposits for the quarter were up, as average deposits for the three months ended March 31, 2022 were $10.9 billion, compared to $10.7 billion the prior quarter. Total borrowed funds (excluding customer repurchase agreements) were $219.7 million and $369.7 million at March 31, 2022 and December 31, 2021, respectively, the decrease of which was driven by the repayment of an FHLB advance of $150 million in the first quarter of 2022.
Total shareholders' equity was $1.3 billion as of March 31, 2022 compared to $1.4 billion as of December 31, 2021, a decrease of $71.2 million. The decrease in shareholders' equity from the prior quarter-end was primarily as a result of the increase in the overall interest rate environment, which created unrealized losses in investment securities available-for-sale, which are recorded in accumulated other comprehensive income (loss). For the three months ended March 31, 2022, other comprehensive income was reduced by $107.5 million. This reduction was partially offset by retained earnings which included earnings of $45.7 million less dividends declared of $12.7 million.
The Company's capital ratios remain substantially in excess of regulatory minimum and buffer requirements. Regulatory ratios based on risk-weighted assets declined from the prior quarter as non-risk weighted cash was moved into risk-weighted securities and loans. The total risk based capital ratio was 15.86% at March 31, 2022, as compared to 16.15% at December 31, 2021. The common equity tier 1 ("CET1") risk based capital ratio was 14.74% at March 31, 2022, as compared to 15.02% at December 31, 2021. The tier 1 risk based capital ratio was 14.74% at March 31, 2022, as compared to 15.02% at December 31, 2021. The tier 1 leverage ratio was 9.93% at March 31, 2022, as compared to 10.19% at December 31, 2021.

Capital ratios based on common equity also declined as rising rates created unrealized losses on securities AFS, which negatively impacted common equity and tangible common equity. The ratio of common equity to total assets was 11.40% at March 31, 2022, as compared to 11.40% at December 31, 2021. Book value per share was $39.89 at March 31, 2022, a 5.7% decrease over $42.28 at December 31, 2021. In addition, the tangible common equity ratio was 10.57% at March 31, 2022, as compared to 10.60% at December 31, 2021. Tangible book value per share was $36.19 at March 31, 2022, a 7.1% decrease over $38.97 at December 31, 2021. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
Loan Portfolio
Loans, net of amortized deferred fees and costs, at March 31, 2022 and December 31, 2021 by major category are summarized below.

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,377,615	19%	$1,354,317	19%
PPP loans	35,744	1%	51,105	1%
Income producing - commercial real estate	3,543,795	50%	3,385,298	48%
Owner occupied - commercial real estate	1,104,982	15%	1,087,776	15%
Real estate mortgage - residential	72,238	1%	73,966	1%
Construction - commercial and residential	783,101	11%	896,319	13%
Construction - C&I (owner occupied)	140,282	2%	159,579	2%
Home equity	54,804	1%	55,811	1%
Other consumer	1,246	—%	1,427	—%
Total loans	7,113,807	100%	7,065,598	100%
Less: allowance for credit losses	(71,505)		(74,965)
Net loans (1)	$7,042,302		$6,990,633
(1)Excludes accrued interest receivable of $36.9 million and $38.6 million at March 31, 2022 and December 31, 2021, respectively, which is recorded in other assets.
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
Loans outstanding were $7.1 billion at March 31, 2022, an increase of $48.2 million, or 0.7%, from the balance at December 31, 2021. PPP loans outstanding were $35.7 million at March 31, 2022, a decrease of $15.4 million, or 30%, from the $51.1 million at December 31, 2021. With PPP loans excluded, loans outstanding were $7.1 billion at March 31, 2022, an increase of $63.6 million from December 31, 2021. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

After decreases in the loans outstanding over the year ended December 31, 2021, the loan portfolio in total has stabilized to some degree. The modest increases in the portfolio in the first quarter of 2022 were primarily attributable to our CRE and C&I loans. Market interest rates have increased in connection with rate increases implemented by the Federal Reserve. Notwithstanding an increased supply of residential (rental) units, for sale single family residential properties and multi-family commercial real estate leasing in the Bank's market area have held up well, particularly for well-located projects close to the District of Columbia. Overall, commercial real estate values have generally held up well, but we continue to be cautious of the capitalization rates at which some assets are trading and as a result we are being cautious with our valuations. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Valuations associated with the moderately priced housing market have generally been increasing, with well-located, Metro-accessible properties garnering a premium. We believe that there are opportunities for growth in the commercial real estate market, as evidenced by the increase in CRE and C&I loans over the quarter.
The following table sets forth the time to contractual maturity of the loan portfolio as of March 31, 2022:

	As of March 31, 2022
(dollars in thousands)	Total	One Year or Less	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,377,615	$459,701	$756,826	$155,689	$5,399
PPP loans	35,744	6,444	29,300	—	—
Income producing - commercial real estate	3,543,795	1,307,051	1,755,623	481,121	—
Owner occupied - commercial real estate	1,104,982	79,768	367,049	517,878	140,287
Real estate mortgage - residential	72,238	13,992	43,198	2,926	12,122
Construction - commercial and residential	783,101	414,363	341,140	21,008	6,590
Construction - C&I (owner occupied)	140,282	13,015	38,609	61,903	26,755
Home equity	54,804	5,642	7,455	751	40,956
Other consumer	1,246	873	—	—	373
Total loans	$7,113,807	$2,300,849	$3,339,200	$1,241,276	$232,482
Loans with:
Predetermined fixed interest rate	$3,004,806	$651,545	$1,488,081	$761,563	$103,617
Floating or Adjustable interest rate	4,109,001	1,649,304	1,851,119	479,713	128,865
Total loans	$7,113,807	$2,300,849	$3,339,200	$1,241,276	$232,482

Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, savings accounts and certificates of deposit. The deposit base includes transaction accounts, time and savings accounts, which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the Federal Home Loan Banks (the "FHLB"), federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and IntraFi Network, LLC ("IntraFi").
For the three months ended March 31, 2022, noninterest bearing deposits decreased by $326.4 million as compared to December 31, 2021, while interest bearing deposits decreased by $68.9 million during the same period.

From time to time, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from national brokerage networks, including IntraFi. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (the "CDARS") and the Insured Cash Sweep product ("ICS"), which provide for reciprocal ("two-way") transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The Bank also is able to obtain one-way CDARS deposits and participates in IntraFi's Insured Network Deposit ("IND"). At March 31, 2022, total deposits included $2.5 billion of brokered deposits (excluding the CDARS and ICS two-way) which represented 26.1% of total deposits. At December 31, 2021, total brokered deposits (excluding the CDARS and ICS two-way) were $2.6 billion, or 26.5% of total deposits. The CDARS and ICS two-way component represented $694.0 million, or 7.2%, of total deposits and $701.5 million, or 7.0%, of total deposits at March 31, 2022 and December 31, 2021, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition, regulatory position or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event, we would be required to obtain alternate sources for funding.
At March 31, 2022, the Company had $2.95 billion in noninterest bearing demand deposits, representing 31% of total deposits, compared to $3.3 billion of noninterest bearing demand deposits at December 31, 2021, or 33% of total deposits. Average noninterest bearing deposits of total deposits for the three months ended March 31, 2022 and 2021 were 36% and 34%. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.
As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds that are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $28.3 million at March 31, 2022 compared to $23.9 million at December 31, 2021. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage-backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
At March 31, 2022 the Company had $698.5 million in time deposits a decrease of $30.6 million from year end December 31, 2021. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered certificates of deposits ("CDs") to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning. In March, the Bank raised rates in most of its time deposit accounts in response to the raising rate environment and the desire to lock in some term funding.
At March 31, 2022 and December 31, 2021, the Company had time deposits that were in excess of the FDIC's $250 thousand insurance limit totaling $493.5 million and $152.5 million, respectively.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, the Company had $150 million and $300 million of FHLB short-term advances borrowed as part of the overall asset liability strategy and to support loan growth. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's commercial mortgage, residential mortgage and home equity loan portfolios.
Long-term borrowings outstanding at March 31, 2022 included the Company's August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024.

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
Additionally, the Bank can purchase up to $155 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at March 31, 2022, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.7 billion, against which there was $362 thousand outstanding at March 31, 2022. The Bank also has a commitment from IntraFi to place up to $1.8 billion of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $1.5 billion at March 31, 2022. At March 31, 2022, the Bank was also eligible to make advances from the FHLB up to $1.3 billion based on loans pledged as collateral to the FHLB, of which there was $150 million outstanding at March 31, 2022. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB, provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which amounts to approximately $639 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.
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

There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks' lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee of the Bank (the "ALCO") and the full Board of Directors of the Bank have adopted policy guidelines which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan. Additionally, as noted above, if the condition, regulatory treatment or reputation of the Company or Bank deteriorates, we may experience an outflow of brokered deposits as a result of our inability to attract them or to accept or renew them. In that event, we would be required to obtain alternate sources for funding.

Our primary and secondary sources of liquidity remain strong. Average deposits increased 13.3% for the first three months of 2022 as compared to the same period in 2021. We also still maintain a very liquid investment portfolio, including significant overnight liquidity. In the first quarter of 2022, average short term liquidity was $2.4 billion, which is above EagleBank's average needs, and secondary sources of liquidity at March 31, 2022 were $3.4 billion.
At March 31, 2022, under the Bank's liquidity formula, it had $5.6 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit at March 31, 2022 are as follows:

(dollars in thousands)
Unfunded loan commitments	$1,898,404
Unfunded lines of credit	107,945
Letters of credit	89,553
Total	$2,095,902

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2022, unfunded loan commitments included $44.3 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature. The pipeline of loan commitments remains strong.
Unfunded lines of credit are agreements to lend to a customer as long as there is no violation of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.
Letters of credit include standby and commercial letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by the Bank's customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Standby letters of credit are generally not drawn. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Bank. The Bank has recourse against the customer for any amount it is required to pay to a third party under a letter of credit, and holds cash and or other collateral on those standby letters of credit for which collateral is deemed necessary.
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
During the three months ended March 31, 2022, the Company was able to produce a net interest margin of 2.65% as compared to 2.98% during the same period in 2021, and continue to manage its overall interest rate risk position.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of mortgage-backed securities. Further, the Company has been managing the investment portfolio to provide liquidity and some additional yield over cash. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. At March 31, 2022, the investment portfolio increased by $1.6 billion, or 114%, as compared to balance at March of 2021. The cash received from deposit growth along with cash flows from the investment and loan portfolio were deployed primarily into cash and new investments, as loan balances have declined.

The percentage mix of municipal securities was 5% of total investments at March 31, 2022 and 6% at December 31, 2021. The portion of the portfolio invested in residential mortgage-backed securities was 65% at March 31, 2022 and 64% at December 31, 2021. The portion of the portfolio invested in U.S. agency investments was 24% at March 31, 2022 and December 31, 2021. Shorter duration floating rate corporate bonds were 5% of total investments at March 31, 2022 and December 31, 2021. U.S. treasury bonds were 2% of total investments at March 31, 2022 and December 31, 2021. The duration of the investment portfolio increased to 4.9 years at March 31, 2022 from 4.3 years at December 31, 2021.
The re-pricing duration of the loan portfolio was 15 months at March 31, 2022 and 18 months at December 31, 2021 with fixed rate loans amounting to 42% of total loans at March 31, 2022 and 43% at December 31, 2021. Variable and adjustable rate loans comprised 58% of total loans at March 31, 2022 and 57% at December 31, 2021, respectively. Variable rate loans are generally indexed to either the one month LIBOR interest rate, SOFR, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The duration of the deposit portfolio decreased as rates rose, measuring 33 months at March 31, 2022 and 41 months at December 31, 2021.
The net unrealized loss before income tax on the investment securities available-for-sale portfolio was $97.8 million and $18.6 million at March 31, 2022 and December 31, 2021, respectively. The change is primarily due to higher interest rates. At March 31, 2022, the net unrealized loss position represented 3% of the investment portfolio's book value.
There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.
One of the tools used by the Company to manage its interest rate risk is the static gap analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from March 31, 2022. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate "ramps" is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.
For the analysis presented below, at March 31, 2022, the simulation assumes a 45 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 0 basis points (compared to a floor 10 basis points in the same analysis as of March 31, 2021), and assumes a 45 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The floor rate in the analysis was lowered due to the fact that in the current interest rate environment, there are interest bearing accounts with current rates less than 10 basis points. The beta factors were lowered from prior period analysis to reflect the Bank's historical experience and the determination that the build-up of excess liquidity would allow the Bank not to raise deposit rates as aggressively as it might under different circumstances.
The Company's analysis at March 31, 2022 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at March 31, 2022 is 4.9 years, the loan portfolio 1.3 years, the interest bearing deposit portfolio 2.8 years, and the borrowed funds portfolio 5.7 years.

The following table reflects the result of simulation analysis on the March 31, 2022 asset and liabilities balances:

Change in interest rates (basis points)		Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+	400	14.5%	21.8%	0.5%
+	300	10.2%	15.4%	0.5%
+	200	6.2%	9.3%	1.1%
+	100	1.9%	3.0%	(0.4)%
	—	—	—	—
-	100	(0.3)%	(0.4)%	(4.9)%
-	200	(2.0)%	(3.0)%	(15.1)%
The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. Management has determined that due to the level of market rates at March 31, 2022, interest rate shocks of -100, -200, -300 and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at March 31, 2022 are not considered to be excessive. The impact of 1.9% in net interest income and 3.0% in net income given a 100 basis point decrease in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing downward while deposits remain at expected floor rates and are not expected to have lower interest rates.
In the first quarter of 2022, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at March 31, 2022, was relatively similar to the December 31, 2021 position for both the up and down rate scenarios, though we are showing greater asset sensitivity owing from the change in beta factors described above.
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
During the first quarter of 2022, average market interest rates increased across the yield curve as compared to the 2021 year end.
Gap Position
Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on rate sensitive assets and interest expense on rate sensitive liabilities. Net interest income represented 92% and 89% of the Company's revenue for the first quarter of 2022 and 2021, respectively.
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

At March 31, 2022, the Company had a negative gap position of approximately $1,174 million or 10.5% of total assets, out to three months, and a negative cumulative gap position of $648 million, or 5.78% of total assets out to twelve months. At December 31, 2021, the Company had a negative gap position of approximately $267 million or 2.25% of total assets out to three months and a positive cumulative gap position of $102 million or .86% of total assets out to 12 months. The change in the gap position at March 31, 2022 as compared to December 31, 2021 was due to reduction in cash relative to securities holdings. Such a change in the gap position is not deemed material to the Company's overall interest rate risk position, which relies more heavily on simulation analysis that captures the full opportunity within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to the actual results.
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
If interest rates increase by 100 basis points, the Company's net interest income and net interest margin are expected to increase modestly due to the impact of significant volumes of variable rate assets more than offsetting the assumption of an increase in money market interest rates.
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
Gap Analysis
March 31, 2022
(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$140,439	$269,586	$612,313	$589,143	$1,317,551	$2,929,032
Loans (1)(2)	3,690,379	892,930	1,358,137	700,936	495,177	7,137,559
Fed funds and other short-term investments	710,242	—	—	—	—	710,242
Other earning assets	109,415	—	—	—	—	109,415
Total	$4,650,475	$1,162,516	$1,970,450	$1,290,079	$1,812,728	$10,886,248	$326,695	$11,212,943

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$105,893	$294,669	$640,264	$473,059	$1,437,709	$2,951,594
Interest bearing transaction	888,598	—	—	—	—	888,598
Savings and money market	4,622,542	—	—	—	425,006	5,047,548
Time deposits	179,195	341,646	153,864	20,684	3,130	698,519
Customer repurchase agreements and fed funds purchased	28,293	—	—	—	—	28,293
Other borrowings	260	—	69,441	—	150,000	219,701
Total	$5,824,781	$636,315	$863,569	$493,743	$2,015,845	$9,834,253	$113,416	$9,947,669
GAP	$(1,174,306)	$526,201	$1,106,881	$796,336	$(203,117)	$1,051,995
Cumulative GAP	$(1,174,306)	$(648,105)	$458,776	$1,255,112	$1,051,995

Cumulative gap as percent of total assets	(10.47)%	(5.78)%	4.09%	11.19%	9.38%
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
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has focused on commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At March 31, 2022, we did exceed the construction, land development, and other land acquisitions regulatory concentration threshold, we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 110% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, as our commercial real estate concentration fluctuates each quarter, we may be required to maintain higher levels of capital, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Capital Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.
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
The Board of Governors of the Federal Reserve Board and the FDIC have adopted rules (the "Basel III Rules") implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the Basel III Rules, the Company and Bank are required to maintain, inclusive of the capital conservation buffer of 2.5%, a minimum CET1 ratio of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum total capital to risk-weighted assets ratio of 10.5%, and a minimum leverage ratio of 4.0%. At March 31, 2022, the Company and the Bank meet all these requirements, and satisfy the requirement to maintain a capital conservation buffer of 2.5% of CET1 capital for capital adequacy purposes.
The Company announced a regular quarterly cash dividend on March 21, 2022 of $0.40 per share to shareholders of record on April 11, 2022 and payable on April 29, 2022.

The actual capital amounts and ratios for the Company and Bank as of March 31, 2022 and December 31, 2021 are presented in the table below.

	Company		Bank		Minimum Required For Capital	To Be Well Capitalized Under Prompt Corrective
	Actual		Actual		Adequacy	Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Purposes	Regulations*
As of March 31, 2022
CET1 capital (to risk weighted assets)	$1,257,274	14.74%	$1,250,807	14.75%	7.00%	6.50%
Total capital (to risk weighted assets)	$1,352,839	15.86%	$1,318,372	15.55%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	$1,257,274	14.74%	$1,250,807	14.75%	8.50%	8.00%
Tier 1 capital (to average assets)	$1,257,274	9.93%	$1,250,807	9.92%	4.00%	5.00%

As of December 31, 2021
CET1 capital (to risk weighted assets)	$1,269,329	15.02%	$1,261,518	15.01%	7.00%	6.50%
Total capital (to risk weighted assets)	$1,365,117	16.15%	$1,329,306	15.82%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	$1,269,329	15.02%	$1,261,518	15.01%	8.50%	8.00%
Tier 1 capital (to average assets)	$1,269,329	10.19%	$1,261,518	10.16%	4.00%	5.00%
* Applies to Bank only
Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At March 31, 2022 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained the minimum required capital ratios listed in the table above.
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
Tangible common equity to tangible assets (the "tangible common equity ratio"), tangible book value per common share, the annualized return on average tangible common equity, and efficiency ratio are non-GAAP financial measures derived from GAAP-based amounts. The Company calculates the tangible common equity ratio by excluding the balance of intangible assets from common shareholders' equity and dividing by tangible assets. The Company calculates tangible book value per common share by dividing tangible common equity by common shares outstanding, as compared to book value per common share, which the Company calculates by dividing common shareholders' equity by common shares outstanding. The Company calculates the ROATCE by dividing net income available to common shareholders by average tangible common equity which is calculated by excluding the average balance of intangible assets from the average common shareholders' equity. The Company calculates the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The efficiency ratio measures a bank's overhead as a percentage of its revenue. The Company considers this information important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk based ratios and as such is useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions.

GAAP Reconciliation

(dollars in thousands except per share data)	March 31, 2022	December 31, 2021
Common shareholders' equity	$1,279,554	$1,350,775
Less: Intangible assets	(104,241)	(105,793)
Tangible common equity	$1,175,313	$1,244,982

Book value per common share	$39.89	$42.28
Less: Intangible book value per common share	(3.25)	(3.31)
Tangible book value per common share	$36.64	$38.97

Total assets	$11,227,223	$11,847,310
Less: Intangible assets	(104,241)	(105,793)
Tangible assets	$11,122,982	$11,741,517
Tangible common equity ratio	10.57%	10.60%

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Average common shareholders' equity	1,341,785	$1,254,780
Less: Average intangible assets	(104,246)	(105,164)
Average tangible common equity	$1,237,539	$1,149,616

Net income available to common shareholders	$45,744	$43,469
Average tangible common equity	$1,237,539	$1,149,616
Annualized return on average tangible common equity	14.99%	15.33%

	Three Months Ended March 31,
(dollars in thousands except per share data)	2022	2021
Net interest income	$80,452	$82,651
Noninterest income	7,453	10,587
Revenue	$87,905	$93,238

Noninterest expense	$31,012	$37,987
Efficiency ratio	35.28%	40.74%
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

(dollars in thousands)	March 31, 2022	December 31, 2021

Total loans, excluding loans held for sale (GAAP)	$7,042,302	$6,990,633
Less: PPP loans	(35,744)	(51,105)
Total loans, excluding loans held for sale and PPP loans (Non-GAAP)	$7,006,558	$6,939,528

Adjusted Salaries and Employee Benefits is a non-GAAP financial measure derived from GAAP based amounts. The Company calculates Adjusted Salaries and Employee Benefits by subtracting from total salaries and employee benefits the one-time accrual reduction of $5.0 million related to share-based compensation awards and deferred compensation for the Company's former CEO and Chairman in the first quarter of 2022. The Company considers this information important to shareholders because the accrual reduction was a one-time event that occurred during the first quarter of 2022. The Adjusted Salaries and Employee Benefits non-GAAP measure provides investors insight into how salaries and employee benefits changed during the first quarter of 2022 exclusive of the one-time accrual reduction, and allows investors to better compare the Company's performance against historical periods.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Salaries and employee benefits	$17,019	$24,608
Accrual reduction for former CEO and Chairman	5,018	—
Adjusted salaries and employee benefits (non-GAAP)	$22,037	$24,608

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk."
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2022 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
For a description of our material pending legal proceedings, see "Note 11. Legal Contingencies" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A - Risk Factors
We are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which could adversely affect our business, financial performance and results of operations. There have been no material changes to our risk factors from those risks included in our Annual Report on Form 10-K.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer [Purchases of Securities].	None
On December 28, 2021, the Company's Board of Directors authorized a new share repurchase program (the "2022 Repurchase Program") to take effect starting January 1, 2022, after the expiration of the previous repurchase program on December 31, 2021. The Board of Directors authorized the repurchase of 1,600,000 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under 2022 Repurchase Program, which will expire on December 31, 2022, subject to earlier termination of the program by the Board of Directors. No shares were repurchased during the three months ended March 31, 2022 under the 2022 Repurchase Plan.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Mine Safety Disclosures
Not Applicable
Item 5 - Other Information
None.

Item 6 - Exhibits

31.1	Certification of Susan G. Riel
31.2	Certification of Norman R. Pozez
31.3	Certification of Charles D. Levingston
32.1	Certification of Susan G. Riel
32.2	Certification of Norman R. Pozez
32.3	Certification of Charles D. Levingston
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021
(ii) Consolidated Statement of Income for the three months ended March 31, 2022 and 2021
(iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2022 and 2021
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and 2021
(v) Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2021
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 10, 2022	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date: May 10, 2022	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company