Form 10-Q
period 2022-06-30
EAGLE BANCORP INC
filed 2022-08-09
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒
As of August 5, 2022, the registrant had 32,084,665 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$13,132	$12,886
Federal funds sold	42,697	20,391
Interest-bearing deposits with banks and other short-term investments	369,337	1,680,945
Investment securities available-for-sale (amortized cost of $1,897,985 and $2,642,667, respectively, and allowance for credit losses of $18 and $620, respectively).	1,755,254	2,623,408
Investment securities held-to-maturity, net of allowance for credit losses of $826 and $0 (fair value of $1,084,706 and $0, respectively)	1,143,632	—
Federal Reserve and Federal Home Loan Bank stock	33,990	34,153
Loans held for sale	13,814	47,218
Loans	7,154,686	7,065,598
Less: allowance for credit losses	(72,665)	(74,965)
Loans, net	7,082,021	6,990,633
Premises and equipment, net	13,643	14,557
Operating lease right-of-use assets	27,548	30,555
Deferred income taxes	92,167	43,174
Bank-owned life insurance	110,047	108,789
Goodwill and other intangible assets, net	104,257	105,793
Other real estate owned	1,487	1,635
Other assets	138,629	133,173
Total Assets	$10,941,655	$11,847,310

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$2,831,934	$3,277,956
Interest-bearing transaction	985,431	777,255
Savings and money market	4,741,180	5,197,247
Time	613,073	729,082
Total deposits	9,171,618	9,981,540
Customer repurchase agreements	26,539	23,918
Other short-term borrowings	280,000	300,000
Long-term borrowings	69,732	69,670
Operating lease liabilities	32,414	35,501
Reserve for unfunded commitments	4,921	4,379
Other liabilities	103,711	81,527
Total Liabilities	9,688,935	10,496,535

Shareholders' Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 32,081,241 and 31,950,092, respectively	318	316
Additional paid-in capital	440,418	434,640
Retained earnings	964,353	930,061
Accumulated other comprehensive loss	(152,369)	(14,242)
Total Shareholders' Equity	1,252,720	1,350,775
Total Liabilities and Shareholders' Equity	$10,941,655	$11,847,310
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income
Interest and fees on loans	$80,142	$88,704	$155,972	$177,942
Interest and dividends on investment securities	12,997	5,606	24,427	10,001
Interest on balances with other banks and short-term investments	2,451	603	3,508	1,156
Interest on federal funds sold	45	7	49	15
Total interest income	95,635	94,920	183,956	189,114
Interest Expense
Interest on deposits	11,538	6,799	17,897	14,698
Interest on customer repurchase agreements	22	9	35	20
Interest on other short-term borrowings	120	501	580	996
Interest on long-term borrowings	1,037	2,979	2,074	6,117
Total interest expense	12,717	10,288	20,586	21,831
Net Interest Income	82,918	84,632	163,370	167,283
Provision for (Reversal of) Credit Losses	495	(3,856)	(2,292)	(6,206)
Provision for (Reversal of) Credit Losses for Unfunded Commitments	553	(761)	542	(1,203)
Net Interest Income After Provision for (Reversal of) Credit Losses	81,870	89,249	165,120	174,692

Noninterest Income
Service charges on deposits	1,345	1,122	2,631	2,099
Gain on sale of loans	855	3,478	2,347	8,656
Net (loss) gain on sale of investment securities	(151)	318	(176)	539
Increase in the cash surrender value of bank-owned life insurance	632	398	1,258	787
Other income	2,883	5,609	6,957	9,431
Total noninterest income	5,564	10,925	13,017	21,512
Noninterest Expense
Salaries and employee benefits	21,805	19,876	38,824	41,645
Premises and equipment expenses	3,523	3,644	6,651	7,262
Marketing and advertising	1,186	980	2,250	1,866
Data processing	2,729	2,751	5,609	5,565
Legal, accounting and professional fees	2,137	3,503	3,698	6,502
FDIC insurance	906	1,609	1,964	4,037
Other expenses	26,676	3,131	30,978	6,604
Total noninterest expense	58,962	35,494	89,974	73,481
Income Before Income Tax Expense	28,472	64,680	88,163	122,723
Income Tax Expense	12,776	16,687	26,723	31,261
Net Income	$15,696	$47,993	$61,440	$91,462

Earnings Per Common Share
Basic	$0.49	$1.50	$1.92	$2.87
Diluted	$0.49	$1.50	$1.91	$2.86
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$15,696	$47,993	$61,440	$91,462

Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (loss) gain on securities available-for-sale	(33,020)	6,655	(91,424)	(10,962)
Reclassification adjustment for loss (gain) included in net income	100	(236)	117	(402)
Total unrealized (loss) gain on investment securities available-for-sale	(32,920)	6,419	(91,307)	(11,364)
Unrealized loss on securities transferred to held-to-maturity (1)	—	—	(49,095)	—
Amortization of unrealized loss on securities transferred to held-to-maturity	1,991	—	1,991	—
Total unrealized gain (loss) on investment securities held-to-maturity	1,991	—	(47,104)	—
Unrealized gain (loss) on derivatives	284	—	284	(1)
Reclassification adjustment for gain included in net income	—	99	—	385
Total unrealized gain on derivatives	284	99	284	384
Other comprehensive (loss) income	(30,645)	6,518	(138,127)	(10,980)
Comprehensive (Loss) Income	$(14,949)	$54,511	$(76,687)	$80,482
(1) Represents unamortized accumulated other comprehensive loss on securities transferred to held-to-maturity status.

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands except share and per share data)

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance April 1, 2022	32,079,474	$318	$437,820	$963,140	$(121,724)	$1,279,554

Net Income	—	—	—	15,696	—	15,696
Other comprehensive loss, net of tax	—	—	—	—	(30,645)	(30,645)
Stock-based compensation expense	—	—	2,349	—	—	2,349
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	1,500	—	77	—	—	77
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(3,810)	—	—	—	—	—
Time-based stock awards granted	1,055	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,022	—	172	—	—	172
Cash dividends declared ($0.45 per share)	—	—	—	(14,483)	—	(14,483)
Balance June 30, 2022	32,081,241	$318	$440,418	$964,353	$(152,369)	$1,252,720

Balance April 1, 2021	31,960,379	$316	$428,917	$833,598	$(1,998)	$1,260,833

Net Income	—	—	—	47,993	—	47,993
Other comprehensive income, net of tax	—	—	—	—	6,518	6,518
Stock-based compensation expense	—	—	1,998	—	—	1,998
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(4,336)	—	—	—	—	—
Time-based stock awards granted	921	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	4,609	—	188	—	—	188
Cash dividends declared ($0.35 per share)	—	—	—	(11,194)	—	(11,194)
Balance June 30, 2021	31,961,573	$316	$431,103	$870,397	$4,520	$1,306,336

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity - Continued (Unaudited)
(dollars in thousands except share and per share data)

						Accumulated
			Additional			Other
	Common		Paid-in		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital		Earnings	Income (Loss)	Equity
Balance January 1, 2022	31,950,092	$316	$434,640		$930,061	$(14,242)	$1,350,775

Net Income	—	—	—		61,440	—	61,440
Other comprehensive loss, net of tax	—	—	—		—	(138,127)	(138,127)
Stock-based compensation expense	—	—	5,314		—	—	5,314
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	3,289	—	97		—	—	97
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(66,038)	2	(2)		—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	21,026	—	—		—	—	—
Time-based stock awards granted	166,471	—	—		—	—	—
Issuance of common stock related to employee stock purchase plan	6,401	—	369		—	—	369
Cash dividends declared ($0.85 per share)	—	—	—		(27,148)	—	(27,148)
Balance June 30, 2022	32,081,241	$318	$440,418		$964,353	$(152,369)	$1,252,720

Balance January 1, 2021	31,779,663	$315	$427,016		$798,061	$15,500	$1,240,892

Net Income	—	—	—		91,462	—	91,462
Other comprehensive loss, net of tax	—	—	—		—	(10,980)	(10,980)
Stock-based compensation expense	—	—	3,823		—	—	3,823
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(20,999)	1	(1)		—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	15,686	—	—	—	—	—	—
Time-based stock awards granted	178,922	—	—		—	—	—
Issuance of common stock related to employee stock purchase plan	9,767	—	327		—	—	327
Cash dividends declared ($0.60 per share)	—	—	—		(19,126)	—	(19,126)
Common stock repurchased	(1,466)	—	(62)		—	—	(62)
Balance June 30, 2021	31,961,573	$316	$431,103		$870,397	$4,520	$1,306,336

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net Income	$61,440	$91,462
Adjustments to reconcile Net Income to net cash provided by operating activities:
Reversal of credit losses	(2,292)	(6,206)
Provision for (reversal of) credit losses for unfunded commitments	542	(1,203)
Depreciation and amortization	1,657	2,263
Gain on sale of loans	(2,347)	(8,656)
Gain on mortgage servicing rights	(918)	(139)
Securities premium amortization, net	5,009	5,486
Origination of loans held for sale	(206,495)	(713,771)
Proceeds from sale of loans held for sale	242,246	754,683
Deferred income tax expense	—	144
Net gain on sale of other real estate owned	(93)	—
Net loss (gain) on sale of investment securities	176	(539)
Net increase in cash surrender value of BOLI	(1,258)	(787)
Stock-based compensation expense	5,314	3,823
Net tax expense from stock-based compensation	1,615	—
Increase in other assets	(3,002)	(13,561)
Increase (decrease) in other liabilities	22,563	(1,111)
Net Cash Provided by Operating Activities	124,157	111,888
Cash Flows From Investing Activities:
Investment securities available-for-sale:
Purchases	(383,795)	(768,909)
Proceeds from maturities	128,889	166,731
Proceeds from sale/call	6,225	52,022
Investment securities held-to-maturity:
Purchases	(283,890)	—
Proceeds from maturities	64,105	—
Purchases of Federal Reserve and Federal Home Loan Bank stock	(149)	(98)
Sale of Federal Reserve and Federal Home Loan Bank stock	312	6,169
Proceeds from sale of SBA PPP loans	—	169,778
Net (increase) decrease in loans	(88,872)	320,029
Proceeds from sale of OREO	241	—
Net change in premises and equipment	(681)	(4,350)
Net Cash Used in Investing Activities	(557,615)	(58,628)
Cash Flows From Financing Activities:
Decrease in deposits	(809,922)	(170,156)
Increase (decrease) in customer repurchase agreements	2,621	(7,076)
Decrease in short-term borrowings	(20,000)	—
Repayment of long-term borrowings	—	(50,000)
Proceeds from issuance of common stock	—	327
Proceeds from employee stock purchase plan	369	—
Proceeds from exercise of equity compensation plans	97	—
Common stock repurchased	—	(62)
Tax equivalent shares withheld on exercise of stock-based compensation plans	(1,615)	—
Cash dividends paid	(27,148)	(19,126)
Net Cash Used in Financing Activities	(855,598)	(246,093)
Net Decrease in Cash and Cash Equivalents	(1,289,056)	(192,833)
Cash and Cash Equivalents at Beginning of Period	1,714,222	1,789,055
Cash and Cash Equivalents at End of Period	$425,166	$1,596,222

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows - Continued (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental Cash Flows Information:
Interest paid	$20,586	$22,535
Income taxes paid	$5,650	$30,986
Non-Cash Operating Activities
Initial recognition of operating lease right-of-use assets	$—	$7,339
Non-Cash Investing Activities
Transfers of investment securities from available-for-sale to held-to-maturity	$922,795	$—

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. (the "Parent") and its subsidiaries (together with the Parent, the "Company"), with all significant intercompany transactions eliminated. EagleBank (the "Bank"), a Maryland chartered commercial bank, is the Parent's principal subsidiary.
The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America ("GAAP") and to general practices in the banking industry. The Consolidated Financial Statements and accompanying notes of the Company included herein are unaudited. The Consolidated Balance Sheet as of December 31, 2021 was derived from the audited Consolidated Balance Sheet as of that date. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In addition to the accounting policies described below, the Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Certain reclassifications have been made to 2021 amounts previously reported to conform to the 2022 presentation. Reclassifications had no effect on net income or shareholders' equity.
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
Accounting Standards Codification ("ASC") 326, "Financial Instruments-Credit Losses" requires that an estimate of current expected credit losses ("CECL") be immediately recognized and reevaluated over the contractual life of the financial asset. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries are recorded to the extent they do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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
The Company uses regression analysis of historical internal and peer data provided by a third-party service provider (as Company loss data is insufficient) to determine suitable credit loss drivers to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD will be impacted by different forecasted levels of the loss drivers.
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
In addition to the quantitative model and individual evaluation conducted in connection with CECL, the Company applies qualitative and environmental factors into its methodology for the calculation of its ACL for its loan portfolio. The factors include: (i) changes in the nature and volume of the portfolio; (ii) changes in the volume and severity of past due financial assets and the volume and severity of adversely classified assets; (iii) changes in the value of underlying collateral for loans not individually evaluated; (iv) changes in lending policies and procedures; (v) changes in the quality of credit review function; (vi) changes in lending management and staff; (vii) concentrations of credit; (viii) other external factors (competition, legal, regulatory, etc.); and (ix) changes in national, regional, and local economic and business conditions. The Company's quantitative model may reflect assumptions by management that are not covered by the qualitative and environmental factors. The Company reevaluates the qualitative and environmental factors on a quarterly basis.
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
The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Provision for (reversal of) credit losses - loans	$486	$(3,911)	$(2,515)	$(6,172)
Provision for credit losses - HTM debt securities	8	—	825	—
Provision for (reversal of) credit losses - AFS debt securities	1	55	(602)	(34)
Total	$495	$(3,856)	$(2,292)	$(6,206)

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

ASU No. 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02") eliminates the accounting guidance for troubled debt restructurings ("TDRs") while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty that assess whether a modification has created a new loan. Additionally, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted ASC 326, the amendments in the ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The impact of ASU 2022-02 should be applied prospectively, or, for the recognition and measurement of TDRs, with a modified retrospective transition method. We are currently in the process of evaluating this guidance.
Note 2. Cash and Due from Banks
The Company has deposits with other banks for derivative positions it holds, totaling $880 thousand at June 30, 2022 and $6.3 million at December 31, 2021. At June 30, 2022, the Company was entitled to receive collateral totaling $18.4 million. At December 31, 2021, the Company was required to post $2.4 million of cash collateral with its counterparties. See Note 6 for additional information.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.

Note 3. Investment Securities
The amortized cost and estimated fair value of the Company's available-for-sale and held-to-maturity securities are summarized as follows:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
(dollars in thousands)	Cost	Gains	Losses	Losses	Value
June 30, 2022
Investment securities available-for-sale:
U.S. treasury bonds	$49,742	$—	$(2,661)	$—	$47,081
U.S. agency securities	750,903	4	(52,850)	—	698,057
Residential mortgage-backed securities	968,589	41	(82,941)	—	885,689
Commercial mortgage-backed securities	113,243	26	(3,720)	—	109,549
Municipal bonds	13,508	63	(638)	(1)	12,932
Corporate bonds	2,000	—	(37)	(17)	1,946
Total	$1,897,985	$134	$(142,847)	$(18)	$1,755,254

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
(dollars in thousands)	Cost	Gains	Losses	Value	Losses
June 30, 2022
Investment securities held-to-maturity:
Residential mortgage-backed securities	$785,857	$9	$(40,413)	$745,453	$—
Commercial mortgage-backed securities	94,841	—	(6,569)	88,272	—
Municipal bonds	128,509	—	(8,233)	120,276	(16)
Corporate bonds	135,251	—	(4,546)	130,705	(810)
Total	$1,144,458	$9	$(59,761)	$1,084,706	$(826)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
(dollars in thousands)	Cost	Gains	Losses	Losses	Value
December 31, 2021
Investment securities available-for-sale:
U.S. treasury bonds	$49,693	$22	$(257)	$—	$49,458
U.S. agency securities	629,273	736	(7,622)	—	622,387
Residential mortgage-backed securities	1,692,773	5,697	(20,797)	—	1,677,673
Municipal bonds	141,916	3,865	(347)	(3)	145,431
Corporate bonds	129,012	648	(584)	(617)	128,459
Total	$2,642,667	$10,968	$(29,607)	$(620)	$2,623,408
In addition, at June 30, 2022 and December 31, 2021 the Company held $34.0 million and $34.2 million, respectively, in equity securities in a combination of FRB and FHLB stocks, which were required to be held for regulatory purposes and which were not marketable, and therefore are carried at cost.

The Company reassessed classification of certain investments in the first quarter of 2022 and, effective March 31, 2022, it transferred a total of $1.1 billion of mortgage-backed securities, municipal bonds and corporate bonds from available-for-sale to held-to-maturity securities, including $237.0 million of securities acquired in the first quarter of 2022 for which its intention to hold to maturity was finalized. At the time of transfer, the Company reversed the allowance for credit losses associated with the available-for-sale securities through the provision for credit losses. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss of $66.2 million was included in other comprehensive loss at the time of transfer and, as of June 30, 2022, $63.5 million remains in accumulated other comprehensive loss, to be amortized out through interest income as a yield adjustment over the remaining term of the securities. No gain or loss was recorded at the time of transfer. Subsequent to transfer, the allowance for credit losses on these securities was evaluated under the accounting policy for held-to-maturity securities.
Accrued interest receivable on available-for-sale securities totaled $4.4 million and $6.0 million at June 30, 2022 and December 31, 2021, respectively, and accrued interest receivable on held-to-maturity securities totaled $3.7 million at June 30, 2022. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.
The following table summarizes available for sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded, by length of time:

		Less Than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
June 30, 2022
U.S. treasury bonds	2	$47,081	$2,661	$—	$—	$47,081	$2,661
U. S. agency securities	83	501,147	32,941	191,362	19,909	692,509	52,850
Residential mortgage-backed securities	148	713,803	62,471	143,708	20,470	857,511	82,941
Commercial mortgage-backed securities	13	104,688	3,720	—	—	104,688	3,720
Municipal bonds	1	8,404	638	—	—	8,404	638
Corporate bonds	1	1,963	37	—	—	1,963	37
	248	$1,377,086	$102,468	$335,070	$40,379	$1,712,156	$142,847

December 31, 2021
U.S. treasury bond	1	$24,593	$257	$—	$—	$24,593	$257
U. S. agency securities	64	452,966	6,256	68,977	1,366	521,943	7,622
Residential mortgage-backed securities	153	1,327,519	16,841	108,061	3,956	1,435,580	20,797
Municipal bonds	8	20,181	347	—	—	20,181	347
Corporate bonds	13	66,051	584	—	—	66,051	584
	239	$1,891,310	$24,285	$177,038	$5,322	$2,068,348	$29,607

Unrealized losses at June 30, 2022 were generally attributable to changes in market interest rates and interest spread relationships since the investment securities were originally purchased, and not due to the credit quality concerns on the investment securities. However, as of June 30, 2022, the Company determined that certain of the unrealized loss positions in available-for-sale and held-to-maturity corporate and municipal bonds were evidence of expected credit losses, and therefore, an allowance for credit losses of $18 thousand was recorded for AFS securities and $826 thousand for HTM securities. The weighted average duration of debt securities, which comprise 100% of total investment securities, is 5.13 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities at June 30, 2022 and December 31, 2021 by contractual maturity are shown in the table below. Contractual maturities for mortgage-backed securities ("MBS") are excluded as they may differ significantly from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost (1)	Fair Value	Cost	Fair Value
Investment securities available-for-sale
U.S. treasury bonds (maturing after one year through five years)	$49,742	$47,081	$49,693	$49,458
U. S. agency securities maturing:
One year or less	530,539	492,427	425,597	421,347
After one year through five years	165,716	156,493	141,584	140,785
After five years through ten years	54,648	49,137	62,092	60,255
Residential mortgage-backed securities	968,589	885,689	1,692,773	1,677,673
Commercial mortgage-backed securities	113,243	109,549	—	—
Municipal bonds maturing:
One year or less	3,050	3,053	4,806	4,861
After one year through five years	1,416	1,476	25,457	26,816
After five years through ten years	9,042	8,404	97,945	99,960
After ten years	—	—	13,708	13,797
Corporate bonds maturing:
One year or less	—	—	18,924	18,991
After one year through five years	2,000	1,963	54,630	54,833
After five years through ten years	—	—	55,458	55,252
Allowance for credit losses	—	(18)	—	(620)
	1,897,985	1,755,254	2,642,667	2,623,408
Investment securities held-to-maturity
Residential mortgage-backed securities	785,857	745,453	—	—
Commercial mortgage-backed securities	94,841	88,272	—	—
Municipal bonds maturing:
One year or less	666	663	—	—
After one year through five years	38,194	36,531	—	—
After five years through ten years	72,954	67,639	—	—
After ten years	16,695	15,443	—	—
Corporate bonds maturing:
One year or less	25,042	24,936	—	—
After one year through five years	74,903	72,526	—	—
After five years through ten years	35,306	33,243	—	—
Allowance for credit losses	(826)	—	—	—
	1,143,632	1,084,706	—	—
	$3,041,617	$2,839,960	$2,642,667	$2,623,408
(1)Amortized cost for investment securities held-to-maturity is presented net of the allowance for credit losses on the Consolidated Balance Sheet.
For the three and six months ended June 30, 2022, net realized losses on sales of investments securities were $151 thousand and $176 thousand, respectively, on sales of investment securities. For the three and six months ended June 30, 2021, net realized gains on sales of investments securities were $318 thousand and $539 thousand, respectively. The Company received proceeds of $6.2 million and $52.0 million for the six months ended June 30, 2022 and 2021, respectively, on sales and calls of securities.

The book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2022 and December 31, 2021 was $244.7 million and $261.0 million, respectively, which were well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders' equity.
Note 4. Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized net deferred fees, at June 30, 2022 and December 31, 2021 are summarized by type as follows:

	June 30, 2022		December 31, 2021
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,394,835	20%	$1,354,317	19%
PPP loans	8,977	—%	51,105	1%
Income-producing - commercial real estate	3,606,506	50%	3,385,298	48%
Owner-occupied - commercial real estate	1,080,249	15%	1,087,776	15%
Real estate mortgage - residential	72,793	1%	73,966	1%
Construction - commercial and residential	804,170	11%	896,319	13%
Construction - C&I (owner-occupied)	129,717	2%	159,579	2%
Home equity	53,193	1%	55,811	1%
Other consumer	4,246	—	1,427	—
Total loans	7,154,686	100%	7,065,598	100%
Less: allowance for credit losses	(72,665)		(74,965)
Net loans (1)	$7,082,021		$6,990,633

(1)Excludes accrued interest receivable of $34.4 million and $38.6 million at June 30, 2022 and December 31, 2021, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees amounted to $24.6 million and $26.9 million at June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022 and December 31, 2021, the Bank serviced $362.3 million and $351.1 million, respectively, of multifamily FHA loans, SBA loans and other loan participations that are not reflected as loan balances on the Consolidated Balance Sheets.
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
Construction loans require that the financial condition and experience of the general contractor and major subcontractors be satisfactory to the Bank. Guaranteed, fixed-price contracts are required whenever appropriate, along with payment and performance bonds or completion bonds for larger scale projects.
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
Commercial permanent loans are generally secured by improved real property that is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The debt service coverage ratio is ordinarily at least 1.15 to 1.0. As part of the underwriting process, debt service coverage ratios are stress tested assuming a 200 basis point increase in interest rates from their current levels.
Commercial permanent loans generally are underwritten with a term not greater than 10 years or the remaining useful life of the property, whichever is lower. The preferred term is between 5 to 7 years, with amortization to a maximum of 25 years.
The Company's loan portfolio includes acquisition, development and construction ("ADC") real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.5 billion at June 30, 2022. A portion of the ADC portfolio, both speculative and non-speculative, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 51.2% of the outstanding ADC loan portfolio at June 30, 2022. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit, including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate these inherent risks, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines that are monitored on an ongoing basis and track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which include monitoring of current and projected real estate market conditions. If a project has performed as expected, it is the customary practice of the Company to increase loan-funded interest reserves.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2022 and 2021. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not restrict the use of the allowance to absorb losses in other categories.

(dollars in thousands)	Commercial	Income-Producing Commercial Real Estate	Owner-Occupied -Commercial Real Estate	Real Estate Mortgage Residential	Construction -Commercial and Residential	Home Equity	Other Consumer	Total
Three Months Ended June 30, 2022
Allowance for credit losses:
Balance at beginning of period	$12,946	$39,193	$10,515	$381	$7,973	$467	$30	$71,505
Loans charged-off	(38)	—	(1,355)	—	—	—	(3)	(1,396)
Recoveries of loans previously charged-off	442	—	—	—	1,627	—	1	2,070
Net loans recovered (charged-off)	404	—	(1,355)	—	1,627	—	(2)	674
Provision for (reversal of) credit losses	2,404	(5,073)	3,636	409	(1,106)	180	36	486
Ending balance	$15,754	$34,120	$12,796	$790	$8,494	$647	$64	$72,665

Six Months Ended June 30, 2022
Allowance for credit losses:
Balance at beginning of period	$14,475	$38,287	$12,146	$449	$9,099	$474	$35	$74,965
Loans charged-off	(552)	—	(1,355)	—	—	—	(3)	(1,910)
Recoveries of loans previously charged-off	496	—	—	—	1,627	—	2	2,125
Net loans (charged-off) recovered	(56)	—	(1,355)	—	1,627	—	(1)	215
Provision for (reversal of) credit losses	1,335	(4,167)	2,005	341	(2,232)	173	30	(2,515)
Ending balance	$15,754	$34,120	$12,796	$790	$8,494	$647	$64	$72,665

Three Months Ended June 30, 2021
Allowance for credit losses:
Balance at beginning of period	$23,701	$51,510	$14,315	$919	$10,683	$907	$35	$102,070
Loans charged-off	(1,541)	(4,216)	—	—	—	—	—	(5,757)
Recoveries of loans previously charged-off	150	—	—	—	6	—	2	158
Net loans (charged-off) recovered	(1,391)	(4,216)	—	—	6	—	2	(5,599)
(Reversal of) provision for credit losses	(962)	(1,324)	(1,320)	(37)	(262)	(10)	4	(3,911)
Ending balance	$21,348	$45,970	$12,995	$882	$10,427	$897	$41	$92,560

Six Months Ended June 30, 2021
Allowance for credit losses:
Balance at beginning of period	$26,569	$55,385	$14,000	$1,020	$11,529	$1,039	$37	$109,579
Loans charged-off	(5,691)	(5,216)	—	—	(206)	—	(1)	(11,114)
Recoveries of loans previously charged-off	246	—	—	—	6	—	15	267
Net loans (charged-off) recovered	(5,445)	(5,216)	—	—	(200)	—	14	(10,847)
Provision for (reversal of) credit losses	224	(4,199)	(1,005)	(138)	(902)	(142)	(10)	(6,172)
Ending balance	$21,348	$45,970	$12,995	$882	$10,427	$897	$41	$92,560

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Business/Other		Business/Other
(dollars in thousands)	Assets	Real Estate	Assets	Real Estate
Commercial	$2,517	$6,764	$3,098	$6,821
PPP loans	—	—	1,365	—
Income-producing - commercial real estate	3,120	8,154	3,193	19,378
Owner-occupied - commercial real estate	—	27	—	42
Real estate mortgage - residential	—	3,059	—	1,779
Construction - commercial and residential	—	—	—	3,093
Home equity	—	308	—	366
Total	$5,637	$18,312	$7,656	$31,479

Credit Quality Indicators
The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's primary credit quality indicators inform an internal credit risk rating system that categorizes loans into pass, watch, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes that comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes that comprise the consumer portfolio segment.
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

The Company's credit quality indicators are generally updated annually, however, credits rated "Watch" or below are reviewed more frequently. Based on the most recent analysis performed, the amortized cost basis of loans by risk category, class and year of origination are as follows:

June 30, 2022 (dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial
Pass	196,742	95,690	79,176	74,479	236,521	66,620	580,242	6,409	1,335,879
Watch	6,803	1,901	392	3,974	2,899	—	23,712	—	39,681
Special Mention	8,636	326	—	—	—	—	277	—	9,239
Substandard	1,925	378	398	—	—	—	6,387	948	10,036
Total	214,106	98,295	79,966	78,453	239,420	66,620	610,618	7,357	1,394,835
PPP loans
Pass	—	—	—	2,768	6,209	—	—	—	8,977
Total	—	—	—	2,768	6,209	—	—	—	8,977
Income producing - commercial real estate
Pass	868,846	452,215	524,265	306,313	547,637	278,600	205,062	365	3,183,303
Watch	123,750	—	921	35,598	—	—	—	—	160,269
Special Mention	100,960	46,561	4,238	—	—	—	47,695	—	199,454
Substandard	60,360	3,120	—	—	—	—	—	—	63,480
Total	1,153,916	501,896	529,424	341,911	547,637	278,600	252,757	365	3,606,506
Owner occupied - commercial real estate
Pass	459,530	210,701	77,657	42,152	193,919	19,566	15,375	—	1,018,900
Watch	23,183	11,639	6,750	—	—	—	61	—	41,633
Substandard	19,716	—	—	—	—	—	—	—	19,716
Total	502,429	222,340	84,407	42,152	193,919	19,566	15,436	—	1,080,249
Real estate mortgage - residential
Pass	17,904	12,481	12,610	3,313	16,399	3,973	—	—	66,680
Watch	3,054	—	—	—	—	—	—	—	3,054
Substandard	3,059	—	—	—	—	—	—	—	3,059
Total	24,017	12,481	12,610	3,313	16,399	3,973	—	—	72,793
Construction - commercial and residential
Pass	41,691	91,582	91,196	200,264	124,853	90,531	117,522	—	757,639
Watch	44,426	—	—	—	—	—	—	2,105	46,531
Total	86,117	91,582	91,196	200,264	124,853	90,531	117,522	2,105	804,170
Construction - C&I (owner occupied)
Pass	14,082	7,337	39,810	53,639	801	858	6,579	—	123,106
Watch	1,048	3,255	—	2,308	—	—	—	—	6,611
Total	15,130	10,592	39,810	55,947	801	858	6,579	—	129,717
Home equity
Pass	2,040	—	—	100	534	—	48,597	1,257	52,528
Watch	308	—	43	—	—	—	61	—	412
Substandard	57	—	—	—	—	—	196	—	253
Total	2,405	—	43	100	534	—	48,854	1,257	53,193
Other consumer
Pass	885	—	—	—	—	2,492	812	—	4,189
Watch	—	—	—	—	—	—	52	—	52
Substandard	—	—	—	—	—	—	5	—	5
Total	885	—	—	—	—	2,492	869	—	4,246
Total Recorded Investment	$1,999,005	$937,186	$837,456	$724,908	$1,129,772	$462,640	$1,052,635	$11,084	7,154,686

December 31, 2021 (dollars in thousands)	Prior	2017	2018	2019	2020	2021	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial
Pass	$180,877	$58,693	$103,058	$90,874	$87,515	$211,563	$549,055	$6,023	$1,287,658
Watch	5,896	6,567	1,020	996	4,268	3,137	18,336	627	40,847
Special Mention	—	9,515	363	—	—	—	901	—	10,779
Substandard	4,205	778	1,850	437	—	—	7,763	—	15,033
Total	190,978	75,553	106,291	92,307	91,783	214,700	576,055	6,650	1,354,317
PPP loans
Pass	—	—	—	—	16,840	32,900	—	—	49,740
Substandard	—	—	—	—	1,365	—	—	—	1,365
Total	—	—	—	—	18,205	32,900	—	—	51,105
Income producing - commercial real estate
Pass	572,550	333,394	418,489	495,808	337,178	549,356	198,210	—	2,904,985
Watch	58,334	73,760	—	43,561	35,094	—	—	—	210,749
Special Mention	101,580	—	41,936	4,264	—	—	47,692	—	195,472
Substandard	60,059	—	8,491	5,542	—	—	—	—	74,092
Total	792,523	407,154	468,916	549,175	372,272	549,356	245,902	—	3,385,298
Owner occupied - commercial real estate
Pass	353,471	127,687	210,348	81,604	41,135	184,529	16,838	1,922	1,017,534
Watch	22,710	4,581	11,783	7,026	—	—	62	—	46,162
Special Mention	—	—	—	2,122	—	—	—	—	2,122
Substandard	21,958	—	—	—	—	—	—	—	21,958
Total	398,139	132,268	222,131	90,752	41,135	184,529	16,900	1,922	1,087,776
Real estate mortgage - residential
Pass	14,645	5,854	12,956	15,546	3,436	16,495	—	—	68,932
Watch	3,255	—	—	—	—	—	—	—	3,255
Substandard	1,698	—	—	81	—	—	—	—	1,779
Total	19,598	5,854	12,956	15,627	3,436	16,495	—	—	73,966
Construction - commercial and residential
Pass	32,815	139,756	171,152	142,599	160,952	71,799	127,956	1,773	848,802
Watch	506	43,918	—	—	—	—	—	—	44,424
Substandard	—	—	—	3,093	—	—	—	—	3,093
Total	33,321	183,674	171,152	145,692	160,952	71,799	127,956	1,773	896,319
Construction - C&I (owner occupied)
Pass	19,710	1,754	25,163	39,803	61,408	768	6,648	—	155,254
Watch	680	390	3,255	—	—	—	—	—	4,325
Total	20,390	2,144	28,418	39,803	61,408	768	6,648	—	159,579
Home equity
Pass	1,474	—	—	—	70	702	52,077	883	55,206
Watch	193	—	—	—	—	—	—	—	193
Substandard	46	—	—	45	—	—	58	263	412
Total	1,713	—	—	45	70	702	52,135	1,146	55,811
Other consumer
Pass	370	—	—	—	—	—	1,002	—	1,372
Substandard	—	—	—	—	—	—	55	—	55
Total	370	—	—	—	—	—	1,057	—	1,427
Total Recorded Investment	$1,457,032	$806,647	$1,009,864	$933,401	$749,261	$1,071,249	$1,026,653	$11,491	$7,065,598

Nonaccrual and Past Due Loans
As part of the Company's comprehensive loan review process, management evaluates loans that are past-due 30 days or more. Management makes a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are 90 days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk requiring additional reserves.
The table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
June 30, 2022
Commercial	$394	$339	$—	$733	$1,385,813	$8,289	$1,394,835
PPP loans	—	—	—	—	8,977	—	8,977
Income producing - commercial real estate	—	—	—	—	3,599,570	6,936	3,606,506
Owner occupied - commercial real estate	283	—	—	283	1,079,939	27	1,080,249
Real estate mortgage - residential	—	—	—	—	69,511	3,282	72,793
Construction - commercial and residential	95	—	—	95	804,075	—	804,170
Construction - C&I (owner occupied)	—	2,308	—	2,308	127,409	—	129,717
Home equity	443	—	—	443	52,442	308	53,193
Other consumer	68	—	—	68	4,178	—	4,246
Total	$1,283	$2,647	$—	$3,930	$7,131,914	$18,842	$7,154,686

December 31, 2021
Commercial	$1,462	$672	$—	$2,134	$1,343,307	$8,876	$1,354,317
PPP loans	1,765	825	—	2,590	47,150	1,365	51,105
Income producing - commercial real estate	—	—	—	—	3,371,842	13,456	3,385,298
Owner occupied - commercial real estate	419	19,108	—	19,527	1,068,207	42	1,087,776
Real estate mortgage – residential	1,372	—	—	1,372	70,584	2,010	73,966
Construction - commercial and residential	—	—	—	—	893,226	3,093	896,319
Construction - C&I (owner occupied)	—	—	—	—	159,579	—	159,579
Home equity	33	187	—	220	55,225	366	55,811
Other consumer	—	—	—	—	1,427	—	1,427
Total	$5,051	$20,792	$—	$25,843	$7,010,547	$29,208	$7,065,598

The following presents the nonaccrual loans as of June 30, 2022 and December 31, 2021:

	Nonaccrual with	Nonaccrual with	Total
	No Allowance	an Allowance	Nonaccrual
(dollars in thousands)	for Credit Loss	for Credit Loss	Loans
June 30, 2022
Commercial	$5,797	$2,492	$8,289
Income producing - commercial real estate	3,816	3,120	6,936
Owner occupied - commercial real estate	27	—	27
Real estate mortgage - residential	1,361	1,921	3,282
Home equity	308	—	308
Total (1)(2)	$11,309	$7,533	$18,842

December 31, 2021
Commercial	$5,806	$3,070	$8,876
PPP loans (3)	1,365	—	1,365
Income producing - commercial real estate	3,920	9,536	13,456
Owner occupied - commercial real estate	42	—	42
Real estate mortgage - residential	1,779	231	2,010
Construction - commercial and residential	3,093	—	3,093
Home equity	366	—	366
Total (1)(2)	$16,371	$12,837	$29,208

(1)Excludes TDRs that were performing under their restructured terms totaling $5.3 million and $10.2 million at June 30, 2022 and December 31, 2021, respectively.
(2)Gross interest income of $532 thousand and approximately $1.5 million would have been recorded for the six months ended June 30, 2022 and 2021, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while $6 thousand and $44 thousand interest income was actually recorded on such loans for the six months ended June 30, 2022 and 2021 respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.
(3)The CARES Act created the PPP, a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.
Modifications
A modification of a loan constitutes a TDR when the borrower is experiencing financial difficulty and the modification constitutes a concession. The Company may offer various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested.
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

In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complied with the CARES Act and ASC 310-40 to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allowed for a deferral of payments for 90 days, which we extended for an additional 90 days for certain borrowers, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board. As of June 30, 2022, substantially all of the borrowers granted deferrals under this program have returned to regular payment status.
The Company had no loan modifications that resulted in TDRs for the six months ended June 30, 2022 and 2021.
The Company had four TDRs at June 30, 2022 totaling approximately $5.3 million. All of these loans were performing under their modified terms as of June 30, 2022. The Company had seven TDRs at December 31, 2021, totaling $16.5 million.
During the three and six months ended June 30, 2022, three loans that had been modified as TDRs with a balance of $11.1 million, including two that previously were on nonperforming status, were sold, resulting in a charge of $1.4 million recorded in connection with the sale. During the six months ended June 30, 2021, one previously nonperforming restructured loan with a balance of $2.4 million had its collateral sold, resulting in the full collection of the loan's principal and a partial collection of delinquent interest.
For the first six months of 2022 there were no loans that were modified as a TDR that defaulted. For the first six months of 2021, one performing TDR loan, with a balance of $101 thousand, defaulted on its modified terms and was placed on nonaccrual status.
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
As of June 30, 2022 and December 31, 2021, the Company had $27.5 million and $30.6 million of operating lease ROU assets, respectively, and $32.4 million and $35.5 million of operating lease liabilities, respectively, on the Company's Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
The leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in ROU assets and lease liabilities.
As of June 30, 2022, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company's ability to incur additional financial obligations.

The following table presents lease costs and other lease information.

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30, 2022		June 30, 2021		June 30, 2022	June 30, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,820		$2,013		$3,661	$4,172
Variable lease cost (cost excluded from lease payments)	279		223		511	473
Sublease income	(95)		(87)		(182)	(174)
Net lease cost	$2,004		$2,149		$3,990	$4,471

Operating lease - operating cash flows (fixed payments)	$1,923		$2,048		$3,743	$4,352

	June 30, 2022		December 31, 2021
Operating lease right-of-use assets	$27,548		$30,555
Operating lease liabilities	$32,414		$35,501
Weighted average lease term - operating leases	5.96	yrs	6.26	yrs
Weighted average discount rate - operating leases	2.98%		3.05%

Future minimum payments for operating leases with initial or remaining terms of more than one year as of June 30, 2022 were as follows:

(dollars in thousands)
Twelve months ended:
June 30, 2023	$3,590
June 30, 2024	7,036
June 30, 2025	6,292
June 30, 2026	5,329
June 30, 2027	4,184
Thereafter	8,475
Total future minimum lease payments	34,906
Amounts representing interest	(2,492)
Present value of net future minimum lease payments	$32,414
Note 6. Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities through the use of derivative financial instruments.

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
The Company's sole designated cash flow hedge matured during April 2021. Thus, as of June 30, 2022 and December 31, 2021, the Company had no designated cash flow hedge interest rate swap transactions outstanding associated with the Company's variable rate deposits. Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives were reclassified to interest income/expense as interest payments were made/received on the Company's variable-rate assets/liabilities.

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

The table below identifies the balance sheet category and fair value of the Company's designated cash flow hedge derivative instruments and non-designated hedges as of June 30, 2022 and December 31, 2021. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement at June 30, 2022, it could have been required to settle its obligations under the agreement at the termination value.

	June 30, 2022			December 31, 2021
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments in an asset position
Interest rate product	$255,691	$18,589	Other assets	$272,825	$5,273	Other assets
Mortgage banking derivatives	31,444	254	Other assets	56,331	636	Other assets
	$287,135	$18,843		$329,156	$5,909

Derivatives not designated as hedging instruments in a liability position
Interest rate product	$255,691	$17,662	Other liabilities	$272,825	$5,223	Other liabilities
Mortgage banking derivatives	12,000	20	Other liabilities	—	—	Other liabilities
Credit risk participation agreements	26,162	11	Other liabilities	26,417	47	Other liabilities
	$293,853	17,693		$299,242	5,270
Cash and other collateral posted		(2,270)			(2,930)
Net derivatives in a liability position		$15,423			$2,340
The table below presents the pre-tax net gains (losses) of the Company's designated cash flow hedges for the three and six months ended June 30, 2022 and 2021:

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
	Amount of Gain (Loss) Recognized			Amount of Gain (Loss) Reclassified
Derivatives in Subtopic	in OCI on Derivatives		Location of	from AOCI into Net Income
815-20 Hedging Relationships	Three Months Ended June 30,		Gain (Loss) Recognized	Three Months Ended June 30,
(dollars in thousands)	2022	2021	from AOCI into Net Income	2022	2021
Derivatives in cash flow hedging relationships
Interest rate products	$—	$—	Interest Expense	$—	$(60)

	Amount of Gain (Loss) Recognized			Amount of Gain (Loss) Reclassified
Derivatives in Subtopic	in OCI on Derivative		Location of	from AOCI into Net Income
815-20 Hedging Relationships	Six Months Ended June 30,		Gain (Loss) Recognized	Six Months Ended June 30,
(dollars in thousands)	2022	2021	from AOCI into Net Income	2022	2021
Derivatives in cash flow hedging relationships
Interest rate products	$—	$(844)	Interest Expense	$—	$(445)

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Amount of Gain (Loss) Recognized in Interest Expense on
	Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$—	$(60)	$—	$(445)

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain (loss) reclassified from AOCI into income	$—	$(60)	$—	$(445)
Amount of gain (loss) reclassified from AOCI into income - included component	$—	$(60)	$—	$(445)

Effect of Derivatives Not Designated as Hedging Instruments in the Consolidated Statements of Income
		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
	in Income on Derivatives	2022	2021	2021	2020
Interest rate products	Other income / (other expense)	$334	$(299)	$585	$(16)
Mortgage banking derivatives	Gain on sale of loans	(299)	1,179	(529)	3,693
Other contracts	Other income / (other expense)	—	4	—	44
Total		$35	$884	$56	$3,721

Note 7. Long-Term Borrowings
The following table presents information related to the Company's long-term borrowings as of June 30, 2022 and December 31, 2021.

(dollars in thousands)	June 30, 2022	December 31, 2021
Subordinated Notes, 5.75%	$70,000	$70,000
Less: unamortized debt issuance costs	(268)	(330)
Total	$69,732	$69,670
On August 5, 2014, the Company completed the sale of $70.0 million of its 5.75% subordinated notes, due September 1, 2024 (the "2024 Notes"). The 2024 Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $68.8 million, which included $1.2 million in deferred financing costs, which are being amortized over the life of the 2024 Notes.

Note 8. Net Income per Common Share
The calculation of net income per common share for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Basic:
Net income	$15,696	$47,993	$61,440	$91,462
Average common shares outstanding	32,081	31,963	32,057	31,916
Basic net income per common share	$0.49	$1.50	$1.92	$2.87

Diluted:
Net income	$15,696	$47,993	$61,440	$91,462
Average common shares outstanding	32,081	31,963	32,057	31,916
Adjustment for common share equivalents	62	62	69	58
Average common shares outstanding-diluted	32,143	32,025	32,126	31,974
Diluted net income per common share	$0.49	$1.50	$1.91	$2.86

Anti-dilutive shares	—	3	—	3

Note 9. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2022
Net unrealized loss on securities available-for-sale	$(44,717)	$11,697	$(33,020)
Less: Reclassification adjustment for net loss included in net income	151	(51)	100
Total unrealized loss on investment securities available-for-sale	(44,566)	11,646	(32,920)
Amortization of unrealized loss on securities transferred to held-to-maturity	2,689	(698)	1,991
Total unrealized gain investment securities held-to-maturity	2,689	(698)	1,991
Net unrealized gain on derivatives	284	—	284
Total unrealized gain on derivatives	284	—	284
Other comprehensive loss	$(41,593)	$10,948	$(30,645)

Three Months Ended June 30, 2021
Net unrealized gain on securities available-for-sale	$8,957	$(2,302)	$6,655
Less: reclassification adjustment for net gain included in net income	(318)	82	(236)
Total unrealized gain on investment securities available-for-sale	8,639	(2,220)	6,419
Reclassification adjustment for loss included in net income	133	(34)	99
Total unrealized gain on derivatives	133	(34)	99
Other comprehensive income	$8,772	$(2,254)	$6,518

Six Months Ended June 30, 2022
Net unrealized loss on securities available-for-sale	$(123,944)	$32,520	$(91,424)
Less: Reclassification adjustment for net losses included in net income	176	(59)	117
Total unrealized loss on investment securities available-for-sale	(123,768)	32,461	(91,307)
Net unrealized (loss) on securities transferred to held-to-maturity	(66,193)	17,098	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	2,689	(698)	1,991
Total unrealized loss on investment securities held-to-maturity	(63,504)	16,400	(47,104)
Net unrealized gain on derivatives	284	—	284
Total unrealized gain on derivatives	284	—	284
Other comprehensive loss	$(186,988)	$48,861	$(138,127)

Six Months Ended June 30, 2021
Net unrealized loss on securities available-for-sale	$(14,756)	$3,794	$(10,962)
Less: Reclassification adjustment for net gains included in net income	(539)	137	(402)
Total unrealized loss on investment securities available-for-sale	(15,295)	3,931	(11,364)
Net unrealized loss on derivatives	(1)	—	(1)
Reclassification adjustment for loss included in net income	517	(132)	385
Total unrealized gain on derivatives	516	(132)	384
Other comprehensive loss	$(14,779)	$3,799	$(10,980)
(1) Represents unamortized AOCI on securities transferred to held-to-maturity status.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2022 and 2021.

	Securities	Securities		Accumulated Other
	Available	Held to		Comprehensive
(dollars in thousands)	For Sale	Maturity	Derivatives	Income (Loss)
Three Months Ended June 30, 2022
Balance at beginning of period	$(72,345)	$(49,095)	$(284)	$(121,724)
Other comprehensive (loss) income before reclassifications	(33,020)	—	284	(32,736)
Amounts reclassified from accumulated other comprehensive loss	100	—	—	100
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,991	—	1,991
Net other comprehensive loss during period	(32,920)	1,991	284	(30,645)
Balance at end of period	$(105,265)	$(47,104)	$—	$(152,369)

Three Months Ended June 30, 2021
Balance at beginning of period	$(1,615)	$—	$(383)	$(1,998)
Other comprehensive income before reclassifications	6,655	—	—	6,655
Amounts reclassified from accumulated other comprehensive income (loss)	(236)	—	99	(137)
Net other comprehensive income during period	6,419	—	99	6,518
Balance at end of period	$4,804	$—	$(284)	$4,520

Six Months Ended June 30, 2022
Balance at beginning of period	$(13,958)	$—	$(284)	$(14,242)
Other comprehensive (loss) income before reclassifications	(91,424)	—	284	(91,140)
Amounts reclassified from accumulated other comprehensive loss	117	—	—	117
Net unrealized loss on securities transferred to held-to-maturity	—	(49,095)	—	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,991	—	1,991
Net other comprehensive (loss) income during period	(91,307)	(47,104)	284	(138,127)
Balance at end of period	$(105,265)	$(47,104)	$—	$(152,369)

Six Months Ended June 30, 2021
Balance at beginning of period	$16,168	$—	$(668)	$15,500
Other comprehensive (loss) income before reclassifications	(10,962)	—	(1)	(10,963)
Amounts reclassified from accumulated other comprehensive loss	(402)	—	385	(17)
Net other comprehensive (loss) income during period	(11,364)	—	384	(10,980)
Balance at end of period	$4,804	$—	$(284)	$4,520

The following tables present the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021.

	Amount Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive (Loss) Income		Affected Line Item in
Comprehensive Loss Components	Three Months Ended June 30,		Consolidated Statements of
(dollars in thousands)	2022	2021	Income
Realized (loss) gain on sale of investment securities	$(151)	$318	Net (loss) gain on sale of investment securities
Interest income derivative deposits	—	(133)	Interest on balances with other banks and short-term investments
Income tax benefit (expense)	51	(48)	Income tax expense
Total reclassifications for the periods	$(100)	$137

	Amount Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive (Loss) Income		Affected Line Item in
Comprehensive Loss Components	Six Months Ended June 30,		Consolidated Statements of
(dollars in thousands)	2022	2021	Income
Realized (loss) gain on sale of investment securities	$(176)	$539	Net (loss) gain on sale of investment securities
Interest income derivative deposits	—	(517)	Interest on balances with other banks and short-term investments
Income tax benefit (expense)	59	(5)	Income tax expense
Total reclassifications for the periods	$(117)	$17
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
June 30, 2022
Assets:
Investment securities available-for-sale:
U.S treasury bonds	$—	$47,081	$—	$47,081
U. S. agency securities	—	698,057	—	698,057
Residential mortgage-backed securities	—	885,689	—	885,689
Commercial mortgage-backed securities	—	109,549	—	109,549
Municipal bonds	—	12,932	—	12,932
Corporate bonds	—	1,946	—	1,946
Loans held for sale	—	13,814	—	13,814
Interest rate caps	—	18,589	—	18,589
Mortgage banking derivatives	—	—	254	254
Total assets measured at fair value on a recurring basis as of June 30, 2022	$—	$1,787,657	$254	$1,787,911
Liabilities:
Credit risk participation agreements	$—	$11	$—	$11
Interest rate caps	—	17,662	—	17,662
Mortgage banking derivatives	—	—	20	20
Total liabilities measured at fair value on a recurring basis as of June 30, 2022	$—	$17,673	$20	$17,693
December 31, 2021
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$49,458	$—	$49,458
U. S. agency securities	—	622,387	—	622,387
Mortgage-backed securities	—	1,677,673	—	1,677,673
Municipal bonds	—	145,431	—	145,431
Corporate bonds	—	116,459	12,000	128,459
Loans held for sale	—	47,218	—	47,218
Interest rate caps	—	5,197	—	5,197
Mortgage banking derivatives	—	—	636	636
Total assets measured at fair value on a recurring basis as of December 31, 2021	$—	$2,663,823	$12,636	$2,676,459
Liabilities:
Credit risk participation agreements	$—	$47	$—	$47
Interest rate caps	—	5,147	—	5,147
Total liabilities measured at fair value on a recurring basis as of December 31, 2021	$—	$5,194	$—	$5,194

Investment securities available-for-sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange. Level 2 securities include U.S. treasury bonds, U.S. agency debt securities, mortgage-backed securities issued by Government Sponsored Entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amounts approximate the fair value.
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
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of June 30, 2022 and December 31, 2021.

		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference
June 30, 2022
Loans held for sale	$13,814	$13,828	$(14)
December 31, 2021
Loans held for sale	$47,218	$46,623	$595
There were no residential mortgage loans held for sale that were 90 or more days past due or on nonaccrual status as of June 30, 2022 or December 31, 2021.
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
Interest rate caps: The Company entered into an interest rate cap agreement ("cap") with an institutional counterparty, under which the Company will receive cash if and when market rates exceed the cap's strike rate. The fair value of the cap is calculated by determining the total expected asset or liability exposure of the derivatives. Total expected exposure incorporates both the current and potential future exposure of the derivative, derived from using observable inputs, such as yield curves and voltilities. Accordingly, the cap falls within Level 2.
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
The following is a reconciliation of activity for assets measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment
	Securities	Mortgage Banking
(dollars in thousands)	Available-for-Sale	Derivatives	Total
Assets:
Beginning balance at January 1, 2022	$12,000	$636	$12,636
Unrealized loss included in earnings	—	(382)	(382)
Reclassified to investment securities held-to-maturity	(12,000)	—	(12,000)
Ending balance at June 30, 2022	$—	$254	$254

Liabilities:
Beginning balance at January 1, 2022		$—	$—
Unrealized loss included in earnings		(20)	(20)
Ending balance at June 30, 2022		$(20)	$(20)

	Investment
	Securities	Mortgage Banking
(dollars in thousands)	Available-for-Sale	Derivatives	Total
Assets:
Beginning balance at January 1, 2021	$1,500	$5,213	$6,713
Realized loss included in earnings	—	(4,577)	(4,577)
Reclass Level 2 to Level 3	12,000	—	12,000
Principal redemption	(1,500)	—	(1,500)
Ending balance at December 31, 2021	$12,000	$636	$12,636
For Level 3 assets measured at fair value on a recurring or nonrecurring basis as of June 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

		June 30, 2022				December 31, 2021
(dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value	Weighted Average (1)	Fair Value
Mortgage banking derivatives	Pricing Model	Pull Through Rate	69.6% - 75.5%	74.97%	$254	86.40%	$636
(1) Unobservable inputs for mortgage banking derivatives were weighted by loan amount.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.

At June 30, 2022, substantially all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e. those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
Assets measured at fair value on a nonrecurring basis are included in the table below:

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
June 30, 2022
Collateral dependent loans
Commercial	$—	$—	$7,700	$7,700
Income producing - commercial real estate	—	—	7,844	7,844
Owner occupied - commercial real estate	—	—	27	27
Real estate mortgage - residential	—	—	2,941	2,941
Home equity	—	—	308	308
Other real estate owned	—	—	1,487	1,487
Total assets measured at fair value on a nonrecurring basis as of June 30, 2022	$—	$—	$20,307	$20,307

December 31, 2021
Collateral dependent loans
Commercial	$—	$—	$8,121	$8,121
PPP loans	—	—	1,365	1,365
Income producing - commercial real estate	—	—	17,415	17,415
Owner occupied - commercial real estate	—	—	42	42
Real estate mortgage - residential	—	—	1,779	1,779
Construction - commercial and residential	—	—	3,093	3,093
Home equity	—	—	366	366
Other real estate owned	—	—	1,635	1,635
Total assets measured at fair value on a nonrecurring basis as of December 31, 2021	$—	$—	$33,816	$33,816
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

Quoted market prices, if available, are shown as estimates of fair value. Because no quoted market prices exist for a portion of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instrument values and should not be considered an indication of the fair value of the Company taken as a whole. The estimated fair value of the Company's financial instruments at June 30, 2022 and December 31, 2021 are as follows:

			Fair Value Measurements
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying
(dollars in thousands)	Value	Fair Value
June 30, 2022
Assets
Cash and due from banks	$13,132	$13,132	$13,132	$—	$—
Federal funds sold	$42,697	$42,697	$—	$42,697	$—
Interest bearing deposits with other banks	$369,337	$369,337	$—	$369,337	$—
Investment securities available-for-sale	$1,755,254	$1,755,254	$—	$1,755,254	$—
Investment securities held-to-maturity	$1,143,632	$1,084,706	$—	$1,084,706	$—
Federal Reserve and Federal Home Loan Bank stock	$33,990	$33,990	$—	$33,990	$—
Loans held for sale	$13,814	$13,814	$—	$13,814	$—
Loans	$7,082,021	$6,972,568	$—	$—	$6,972,568
Annuity investment	$13,907	$13,907	$—	$13,907	$—
Mortgage banking derivatives	$254	$254	$—	$—	$254
Interest rate caps	$18,589	$18,589	$—	$18,589	$—

Liabilities
Noninterest bearing deposits	$2,831,934	$2,831,934	$—	$2,831,934	$—
Interest bearing deposits	$5,726,611	$5,726,611	$—	$5,726,611	$—
Time deposits	$613,073	$610,373	$—	$610,373	$—
Customer repurchase agreements	$26,539	$26,539	$—	$26,539	$—
Borrowings	$349,732	$350,557	$—	$350,557	$—
Mortgage banking derivatives	$20	$20	$—	$—	$20
Credit risk participation agreement	$11	$11	$—	$11	$—
Interest rate caps	$17,662	$17,662	$—	$17,662	$—

December 31, 2021
Assets
Cash and due from banks	$12,886	$12,886	$12,886	$—	$—
Federal funds sold	$20,391	$20,391	$—	$20,391	$—
Interest bearing deposits with other banks	$1,680,945	$1,680,945	$—	$1,680,945	$—
Investment securities	$2,623,408	$2,623,408	$—	$2,611,408	$12,000
Federal Reserve and Federal Home Loan Bank stock	$34,153	$34,153	$—	$34,153	$—
Loans held for sale	$47,218	$47,218	$—	$47,218	$—
Loans	$7,065,598	$6,930,929	$—	$—	$6,930,929
Mortgage banking derivative	$636	$636	$—	$—	$636
Interest rate caps	$5,197	$5,197	$—	$5,197	$—

Liabilities
Noninterest bearing deposits	$3,277,956	$3,277,956	$—	$3,277,956	$—
Interest bearing deposits	$5,974,502	$5,974,502	$—	$5,974,502	$—
Time deposits	$729,082	$736,001	$—	$736,001	$—
Customer repurchase agreements	$23,918	$23,918	$—	$23,918	$—
Borrowings	$369,670	$374,326	$—	$374,326	$—
Credit risk participation agreements	$47	$47	$—	$47	$—
Interest rate caps	$5,147	$5,147	$—	$5,147	$—

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
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, on February 10, 2022, the United States District Court for the Southern District of New York (the "SDNY") approved the settlement agreement of a putative class action lawsuit filed against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer. The settlement included a total payment covered by the Company's insurance of $7.5 million in exchange for the release of all of the defendants from all alleged claims in the class action suit, without any admission or concession of wrongdoing by the Company or the other defendants.
On June 1, 2022, the Company reached an agreement in principle with the SEC staff to resolve the SEC's investigation with respect to the Company. As previously disclosed, the Company believes the investigation relates to the Company's identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. Under the terms of the settlement, the Company would consent, without admitting or denying the SEC's allegations, to the entry of an administrative cease-and-desist order for violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 13a-1, 14a-9 and 12b-20 thereunder; and would pay a civil money penalty of $10.0 million and $2.6 million in disgorgement, plus prejudgment interest. The agreement with the SEC staff is subject to finalization and then approval by the SEC, and there can be no assurance that the settlement will be agreed to or approved. In connection with the probable settlement of the SEC matter, the Company recorded a contingent liability of $13.4 million in other liabilities on the consolidated balance sheet and in other expenses on the consolidated statements of income.
On August 2, 2022, the Bank reached an agreement in principle with the staff of the Board of Governors of the Federal Reserve System ("FRB") to resolve the FRB's investigation with respect to the Bank. As previously disclosed, the Company believes the investigation relates to the Company's identification, classification and disclosure of related party transactions; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. The agreement with the FRB staff is subject to finalization and then approval by the FRB, and there can be no assurance that the settlement will be agreed to or approved. In connection with the probable settlement of the FRB matter, the Company recorded a contingent liability of approximately $9.5 million as a subsequent event in other liabilities on the consolidated balance sheet and in other expenses on the consolidated statements of income as of and for the three and six months ended June 30, 2022.

As previously disclosed, the Company maintains director and officer insurance policies ("D&O Insurance Policies") that provide coverage for the legal defense costs related to certain of the above-described investigations and litigations and those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. When claims are covered by D&O Insurance Policies, the Company records a corresponding receivable against the incurred legal defense cost expense subject to coverage under the D&O Insurance Policies and then eliminates the receivable and expense when the claim is paid. Since the commencement of the above-described matters in 2018 through June 30, 2022, the Company's D&O Insurance carriers have advanced a number of defense cost claims to the Company and its current and former directors and officers. Subject to any new developments to the above-described investigations and litigations that may occur over the next few months, the Company currently believes there is a possibility that the applicable D&O Insurance Policies may be exhausted as early as the third quarter of 2022. Once the D&O Insurance Policies are exhausted, the Company will be responsible for paying the defense costs associated with the above-described investigations and litigations for itself and on behalf of any current and former Officers and Directors entitled to indemnification from the Company. The Company cannot predict with any certainty the amount of defense costs that the Company may incur in the future in connection with currently ongoing and any potential future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company's control.

Note 12 - Subsequent Events
The Company has evaluated subsequent events through the filing of this report and determined that, except for the FRB investigation resolution discussed in Note 11, there have not been any events that have occurred that would require adjustments to or disclosures in the Consolidated Financial Statements.

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
Settlement of Legal Matters
On June 1, 2022, we reached an agreement in principle with the SEC staff to resolve the SEC's investigation with respect to the Company. As previously disclosed, the Company believes the investigation relates to the Company's identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. Under the terms of the settlement, the Company would consent, without admitting or denying the SEC's allegations, to the entry of an administrative cease-and-desist order for violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 13a-1, 14a-9 and 12b-20 thereunder; and would pay a civil money penalty of $10.0 million and $2.6 million in disgorgement, plus prejudgment interest. The agreement with the SEC staff is subject to finalization and then approval by the SEC, and there can be no assurance that the settlement will be agreed to or approved. In connection with the probable settlement of the SEC matter, we recorded a contingent liability of $13.4 million in other liabilities on the consolidated balance sheet and in other expenses on the consolidated statements of income.
On August 2, 2022, the Bank reached an agreement in principle with the FRB to resolve the previously disclosed investigation with respect to the Bank. As previously disclosed, the Company believes the investigation relates to the Company's identification, classification and disclosure of related party transactions; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. The agreement with the FRB staff is subject to finalization and then approval by the FRB, and there can be no assurance that the settlement will be agreed to or approved. In connection with the probable settlement of the FRB matter, the Company recorded a contingent liability of approximately $9.5 million as a subsequent event in other liabilities on the consolidated balance sheet and in other expenses on the consolidated statements of income as of and for the three and six months June 30, 2022.

Impact of COVID-19
The spread of COVID-19 created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the U.S. and globally, including the markets that we serve. As the COVID-19 pandemic is still ongoing and dynamic in nature, there are many uncertainties, including its severity, duration, impact to our customers, employees and vendors, impact to the financial services and banking industry, impact to the economy as a whole and the level of governmental intervention (both economic and health-related). COVID-19 has negatively affected, and may continue to negatively affect the Company. Furthermore, economic conditions remain unclear and significant volatility could continue for a prolonged period as the potential exists for additional variants of COVID-19 to adversely impact the economy.

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

RESULTS OF OPERATIONS
Earnings Summary
Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021
Net income for the three months ended June 30, 2022 was $15.7 million compared to $48.0 million for the same period in 2021, a decrease of $32.3 million, or 67.3%.
The decrease in net income of $32.3 million for the three months ended June 30, 2022 relative to the same period in 2021 was due primarily to an increase in noninterest expenses of $23.5 million, in addition to a decrease in noninterest income of $5.4 million and net interest income of $1.7 million. Noninterest expenses increased primarily in connection with the accrual of settlement expenses in connection with the agreements with the Securities and Exchange Commission ("SEC") and Federal Reserve Bank ("FRB") totaling $22.9 million. Additional detail on the accrual for the agreements is provided in "Noninterest Expense" section below. Noninterest income decreased due to decreases in gains on sale of residential loans of $2.6 million and a decrease in gains on sale of securitized loans of $2.2 million, reported within other income, quarter over quarter. Net interest income decreased as interest expense increased due to rising rates on deposits.
Total revenue (i.e. net interest income plus noninterest income) was $88.5 million for the three months ended June 30, 2022 as compared to $95.6 million for the same period in 2021. The most significant portion of revenue is net interest income, which was $82.9 million for the three months ended June 30, 2022, compared to $84.6 million for the same period in 2021. Net interest income was down due to increased interest expense on deposits, which was partially offset by an increase in interest income due to increased income on investments, variable rate loans adjusting upwards and higher average loan balances.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.94% for the three months ended June 30, 2022 and 3.04% for the same period in 2021. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the three months ended June 30, 2022 decreased to $5.6 million from $10.9 million for the same period in 2021, a 49.1% decrease. Noninterest income was lower due to decreases in gains on sale of residential and securitized loans. For further information on the components and drivers of these changes see "Noninterest Income" section below.
Gain on sale of loans for the three months ended June 30, 2022 was $855 thousand compared to $3.5 million for the same period in 2021, a decrease of 75.4%. The rise in interest rates for residential mortgages in the first half of 2022 had a substantial negative impact on the volume of residential mortgage originations (down 73.4% since the first quarter of 2021) and in turn the sale of residential mortgages declined.
Other income for the three months ended June 30, 2022 decreased to $2.9 million from $5.6 million for the same period in 2021, a 48.6% decrease. This decrease was primarily attributable to a reduction in gain on sale of loans securitized of $2.2 million due to the rise in interest rates.
Noninterest expenses totaled $59.0 million for the three months ended June 30, 2022, as compared to $35.5 million for same period in 2021, a 66.1% increase. See the "Noninterest Expense" section for further detail on the components and drivers of the change.
Income tax expenses were $12.8 million for the three months ended June 30, 2022, a decrease of 23.4%, compared to the same period in 2021. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 66.64% for the three months ended June 30, 2022, as compared to 37.14% for the same period in 2021. The adverse change in the efficiency ratio was driven primarily by the $22.9 million accrual of settlement expenses, which increased noninterest expenses. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

For the three months ended June 30, 2022, the Company reported an annualized return on average assets ("ROAA") of 0.54%, as compared to 1.68% for the same period in 2021. Total shareholders' equity was $1.3 billion at June 30, 2022, compared to $1.4 billion a year earlier. The annualized return on average common equity ("ROACE") for the three months ended June 30, 2022 was 4.91% as compared to 14.92% for the same period in 2021. The annualized return on average tangible common equity ("ROATCE") for the three months ended June 30, 2022 was 5.35% as compared to 16.25% for the same period in 2021. The decline in returns was driven primarily by the $22.9 million accrual of settlement expenses, which increased noninterest expenses, along with a decrease in net interest income. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
Net income for the six months ended June 30, 2022 was $61.4 million as compared to $91.5 million for the same period in 2021, a decrease of $30.1 million, or 33%.
The decrease in net income of $30.1 million for the six months ended June 30, 2022 relative to the same period in 2021 was due to a decreases in net interest income of $3.9 million and noninterest income of $8.5 million and an increase in noninterest expenses of $16.5 million. Net interest income decreased primarily due to a reduction in coupon rates on our loans, augmented by an increase in the cost of financing in connection with the increasing market rate environment period over period. Non interest income decreased primarily due to a decrease in gain on sale of residential and securitized loans. During the six months ended June 30, 2022, the Company closed residential mortgage locked commitments of $228.7 million, down from $551.6 million for the six months ended June 30, 2021. Noninterest expenses increased primarily in connection with the accrual of settlement expenses in connection with the agreements with the SEC and FRB totaling $22.9 million, which was partially offset by reductions in salaries and benefits of $2.8 million, legal and professional fees of $2.8 million and $2.1 million in FDIC insurance. Additional detail is provided in "Noninterest Expense" section below.
Total revenue (i.e. net interest income plus noninterest income) was $176.4 million for the six months ended June 30, 2022 as compared to $188.8 million or the same period in 2021. The most significant portion of revenue is net interest income, which was $163.4 million for the six months ended June 30, 2022, compared to $167.3 million for the same period in 2021. Net interest income was down due to lower average loans and lower average yield on loans, offset by an increase in average earning assets other than loans. The primary driver for the reduction in revenue was the decline in noninterest income due to decreases in gain on sale of residential and securitized loans.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.79% for the six months ended June 30, 2022 and 3.02% for the same period in 2021. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the six months ended June 30, 2022 decreased to $13.0 million from $21.5 million for the same period in 2021, a 39.5% decrease. Noninterest income was lower due to decreases in gain on sale of residential and securitized loans. For further information on the components and drivers of these changes see "Noninterest Income" section below.
Gain on sale of loans for the six months ended June 30, 2022 was $2.3 million compared to $8.7 million for the same period in 2021, a decrease of 72.9%. The rise in interest rates for residential mortgages in the first half of 2022 had a substantial negative impact on the volume of residential mortgage originations and in turn the sale of residential mortgages declined.
Other income for the six months ended June 30, 2022 decreased to $7.0 million from $9.4 million for the same period in 2021, a 26.2% decrease. This decrease was primarily attributable to a reduction in gains on the sale of securitized loans of $2.7 million.
Noninterest expenses totaled $90.0 million for the six months ended June 30, 2022, as compared to $73.5 million or same period in 2021, a 22.4% increase. See the "Noninterest Expense" section for further detail on the components and drivers of the change.
Income tax expenses were $26.7 million for the six months ended June 30, 2022, a decrease of 14.5%, compared to the same period in 2021. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio was 51.01% for the six months ended June 30, 2022, as compared to 38.92% for the same period in 2021. The adverse change in the efficiency ratio was driven by the $22.9 million accrual of settlement expenses, which increased noninterest expenses, and was partially offset by the $5.0 million accrual reduction related to share-based compensation awards and deferred compensation associated with our former CEO and Chairman which reduced noninterest expenses. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

For the six months ended June 30, 2022, the Company reported an annualized ROAA of 1.02%, as compared to 1.61% for the same period in 2021. The annualized ROACE for the six months ended June 30, 2022 was 9.45% as compared to 14.49% for the same period in 2021. The annualized ROATCE for the six months ended June 30, 2022 was 10.26% as compared to 15.80% or the same period in 2021. The decline in returns is attributable primarily to the accrual of $22.9 million of settlement expenses and the reduction on the gain on sale of loans as higher interest rates reduced mortgage origination volume. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Net Interest Income and Net Interest Margin
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investment securities, and interest bearing deposits with other banks and other short term investments. The cost of funds includes interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.
Net interest income was $82.9 million for the three months ended June 30, 2022, as compared to $84.6 million for the same period in 2021. Net interest income decreased for the three months ended June 30, 2022 due to a decline in average loans and lower average loan pricing, partially offset by a 1.3% increase in average earning assets, as compared to June 30, 2021.
The net interest margin was 2.94% for the three months ended June 30, 2022 and 3.04% for the same period in 2021. The decline reflects the impact of a decline in the average balance of the loan portfolio, which are higher-earning assets, as capital has been deployed into lower interest-earning deposits and investment securities.
Net interest income was $163.4 million for the six months ended June 30, 2022, as compared to $167.3 million for the same period in 2021. Net interest income decreased for the six months ended June 30, 2022 due to a decline in average loans and lower average loan pricing, partially offset by a 5.5% increase in average earning assets, as compared to June 30, 2021.
The net interest margin was 2.79% for the six months ended June 30, 2022 and 3.02% for the same period in 2021. The decline reflects the impact of a decline in the average balance of the loan portfolio, which are higher-earning assets, as capital has been deployed into lower interest-earning deposits and investment securities.
In the first six months of 2022 as compared to the same period in 2021, average U.S. Treasury rates in the two-to-five year range increased by approximately 186 basis points and the average yield curve flattened as the average two-to-ten year spread went from an average of 131 basis points to an average of 35 basis points. The Company experienced 23 basis points of net interest margin compression between the first six months of 2021 as compared to the first six months of 2022 (from 3.02% to 2.79%). In addition, our cost of funds declined 4 basis points (from 0.39% to 0.35%), while the yield on earning assets declined by 27 basis points (from 3.41% to 3.14%). Average liquidity was $1.8 billion for the first six months of 2022 and $2.1 billion for the same period of 2021. While overall rates moved higher in the first six months of 2022, the yield on loans was down as higher rate loans were paid off or paid down, and were replaced by loans with lower rates. This was partially offset in the second quarter of 2022, as variable rate loans adjusted upwards and an increased number of loans moved off their rate floors.
The tables below presents the average balances and rates of the major categories of the Company's assets and liabilities for the three and six months ended June 30, 2022 and 2021. Included in the tables are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,193,253	$2,451	0.82%	$2,087,831	$603	0.12%
Loans held for sale (1)	16,342	179	4.38%	76,668	557	2.87%
Loans (1) (2)	7,104,727	79,963	4.51%	7,382,238	88,149	4.79%
Investment securities available-for-sale (2)	1,793,047	7,022	1.57%	1,576,977	5,604	1.43%
Investment securities held-to-maturity (2)	1,157,308	5,975	2.07%	—	—	—%
Federal funds sold	35,590	45	0.51%	29,298	7	0.10%
Total interest earning assets	11,300,267	95,635	3.39%	11,153,012	94,920	3.41%

Total noninterest earning assets	474,336			400,978
Less: allowance for credit losses	72,924			100,910
Total noninterest earning assets	401,412			300,068
TOTAL ASSETS	$11,701,679			$11,453,080

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$856,388	$630	0.30%	$842,914	$388	0.18%
Savings and money market	4,810,047	8,772	0.73%	4,715,193	3,699	0.31%
Time deposits	657,220	2,136	1.30%	797,383	2,712	1.36%
Total interest bearing deposits	6,323,655	11,538	0.73%	6,355,490	6,799	0.43%
Customer repurchase agreements	25,112	22	0.35%	18,683	9	0.19%
Other short-term borrowings	57,750	120	0.83%	300,003	501	0.66%
Long-term borrowings	69,721	1,037	5.95%	218,240	2,979	5.40%
Total interest bearing liabilities	6,476,238	12,717	0.79%	6,892,416	10,288	0.60%

Noninterest bearing liabilities:
Noninterest bearing demand	3,861,231			3,175,419
Other liabilities	82,468			95,216
Total noninterest bearing liabilities	3,943,699			3,270,635

Shareholders' Equity	1,281,742			1,290,029
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,701,679			$11,453,080

Net interest income		$82,918			$84,632
Net interest spread			2.60%			2.81%
Net interest margin			2.94%			3.04%
Cost of funds			0.45%			0.37%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $4.3 million and $13.4 million for the three months ended June 30, 2022 and 2021, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,794,793	$3,508	0.39%	$2,095,711	$1,156	0.11%
Loans held for sale (1)	21,586	398	3.69%	90,648	1,294	2.84%
Loans (1) (2)	7,079,355	155,574	4.43%	7,553,525	176,648	4.72%
Investment securities available for sale (2)	2,291,096	18,301	1.61%	1,423,898	10,001	1.42%
Investment securities held-to-maturity (2)	593,791	6,126	2.08%	—	—	—%
Federal funds sold	29,915	49	0.33%	30,795	15	0.10%
Total interest earning assets	11,810,536	183,956	3.14%	11,194,577	189,114	3.41%

Total noninterest earning assets	462,127			395,823
Less: allowance for credit losses	74,008			105,120
Total noninterest earning assets	388,119			290,703
TOTAL ASSETS	$12,198,655			$11,485,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$805,891	$952	0.24%	$807,315	$815	0.20%
Savings and money market	5,141,543	12,496	0.49%	4,776,928	7,668	0.32%
Time deposits	689,752	4,449	1.30%	858,954	6,215	1.46%
Total interest bearing deposits	6,637,186	17,897	0.54%	6,443,197	14,698	0.46%
Customer repurchase agreements	25,368	35	0.28%	19,644	20	0.21%
Other short-term borrowings	166,605	580	0.70%	300,003	997	0.66%
Long-term borrowings	69,706	2,074	5.95%	235,590	6,116	5.16%
Total interest bearing liabilities	6,898,865	20,586	0.60%	6,998,434	21,831	0.63%

Noninterest bearing liabilities:
Noninterest bearing demand	3,890,839			3,122,688
Other liabilities	97,353			91,656
Total noninterest bearing liabilities	3,988,192			3,214,344

Shareholders’ Equity	1,311,598			1,272,502
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,198,655			$11,485,280

Net interest income		$163,370			$167,283
Net interest spread			2.54%			2.78%
Net interest margin			2.79%			3.02%
Cost of funds			0.35%			0.39%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $8.0 million and $21.2 million for the six months ended June 30, 2022 and 2021, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Rate/Volume Analysis of Net Interest Income
The rate/volume tables below presents the composition of the change in net interest income for the period indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$(3,314)	$(4,872)	$(8,186)
Loans held for sale	(438)	60	(378)
Investment securities available-for-sale	768	650	1,418
Investment securities held-to-maturity	4,112	1,863	5,975
Interest bearing bank deposits	(258)	2,106	1,848
Federal funds sold	2	36	38
Total interest income	872	(157)	715

Interest paid on
Interest bearing transaction	6	236	242
Savings and money market	74	4,999	5,073
Time deposits	(477)	(99)	(576)
Customer repurchase agreements	3	10	13
Other borrowings	(2,432)	109	(2,323)
Total interest expense	(2,826)	5,255	2,429

Net interest income	$3,698	$(5,412)	$(1,714)

	Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$(11,089)	$(9,985)	$(21,074)
Loans held for sale	(986)	90	(896)
Investment securities available-for-sale	6,091	2,209	8,300
Investment securities held-to-maturity	4,171	1,955	6,126
Interest bearing bank deposits	(166)	2,518	2,352
Federal funds sold	—	34	34
Total interest income	(1,979)	(3,179)	(5,158)

Interest paid on
Interest bearing transaction	(1)	138	137
Savings and money market	585	4,243	4,828
Time deposits	(1,224)	(542)	(1,766)
Customer repurchase agreements	6	9	15
Other borrowings	(4,749)	290	(4,459)
Total interest expense	(5,383)	4,138	(1,245)

Net interest income	$3,404	$(7,317)	$(3,913)

Provision for Credit Losses

The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL on loans and the ACL on available-for-sale and held-to-maturity investment securities. The amount of the allowance for credit losses on loans is based on management's assessment of current expected credit losses in the portfolio. Those factors include historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank.
The provision for unfunded commitments is presented separately on the consolidated statements of income. This provision considers the probability that unfunded commitments will fund among other factors.
Management determines the estimate of the ACL using a CECL model. Our methodology for determining our allowance was developed utilizing, among other factors, the guidance from federal banking regulatory agencies, relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts.
We develop our estimate of the ACL from several sources: (i) a quantitative model that determines expected credit losses using a probability of default ("PD") / Loss Given Default ("LGD") cash flow methodology, using internal and third-party provided peer historical loss data and adjustments to account for loan-specific risk characteristics after pooling our loan portfolio based on similar risk characteristics, i.e., call codes; (ii) individual evaluation of any loans that exhibit evidence of credit deterioration, excluded from the quantitative model; (iii) the application of qualitative and environmental factors as determined by management.

We utilize the following qualitative and environmental factors in our CECL methodology: (i) changes in the nature and volume of the portfolio; (ii) changes in the volume and severity of past due financial assets and the volume and severity of adversely classified assets; (iii) changes in the value of underlying collateral for loans not individually evaluated; (iv) changes in lending policies and procedures; (v) changes in the quality of credit review function; (vi) changes in lending management and staff; (vii) concentrations of credit; (viii) other external factors (competition, legal, regulatory, etc.); and (ix) changes in national, regional, and local economic and business conditions. Our model may reflect assumptions by management that are not covered by the qualitative and environmental factors, and reevaluates all of its factors quarterly.
Refer to additional detail regarding these forecasts in the "Allowance for Credit Losses - Loans" section of Note 1 to the Consolidated Financial Statements.
During the three months ended June 30, 2022, the ACL on loans reflected a provision of $486 thousand and $674 thousand in net recovery. The provision for credit losses on loans for the same period in 2021 reflected a reversal of $3.9 million and $5.6 million in net charge-offs. During the six months ended June 30, 2022, the ACL on loans reflected a reversal of the provision of $2.5 million and net recoveries on loans previously charged off of $215 thousand. The provision for credit losses on loans for the same six month period in 2021 was a reversal of $6.2 million and $10.8 million in net charge-offs. Both the first and second quarter 2022 provision was primarily driven by adjustments to the qualitative components of the CECL model owing to the high inflationary environment and the related uncertainty and impacts on the broader economy, offset by improvements in asset quality. The reversal in the same period in 2021 was driven by the improved macroeconomic outlook, improvement of credits in the loan portfolio and a reduction in total loans.
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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Balance at beginning of period	$74,965	$109,579
Charge-offs:
Commercial	(552)	(5,691)
Income producing - commercial real estate	—	(5,216)
Owner occupied - commercial real estate	(1,355)	—
Construction - commercial and residential	—	(206)
Other consumer	(3)	(1)
Total charge-offs	(1,910)	(11,114)
Recoveries:
Commercial	496	246
Construction - commercial and residential	1,627	6
Other consumer	2	14
Total recoveries	2,125	266
Net charge-offs (recoveries)	215	(10,848)
Reversal of credit losses- loans	(2,515)	(6,172)
Balance at end of period	$72,665	$92,559

Annualized ratio of net (recovery) charge-offs during the period to average loans outstanding during the period	(0.01)%	0.29%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	June 30, 2022			December 31, 2021
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$15,754	22%	20%	$14,475	19%	19%
PPP loans	—	—%	—%	—	—%	1%
Income producing - commercial real estate	34,120	47%	50%	38,287	51%	48%
Owner occupied - commercial real estate	12,796	17%	15%	12,146	16%	15%
Real estate mortgage - residential	790	1%	1%	449	1%	1%
Construction - commercial and residential	8,494	12%	11%	9,099	12%	13%
Construction - C&I (owner occupied)	—	—%	2%	—	—%	2%
Home equity	647	1%	1%	474	1%	1%
Other consumer	64	—%	—%	35	—%	—%
Total allowance	$72,665	100%	100%	$74,965	100%	100%

Nonperforming Assets
As shown in the table below, the Company's level of nonperforming assets, which comprise loans delinquent 90 days or more, and nonaccrual loans, which include the nonperforming portion of TDRs and OREO, totaled $20.3 million at June 30, 2022 representing 0.19% of total assets, as compared to $30.8 million of nonperforming assets, or 0.26% of total assets, at December 31, 2021.

At June 30, 2022, the Company had no accruing loans 90 days or more past due. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.02% of total loans at June 30, 2022, is adequate to absorb expected credit losses within the loan portfolio at that date.
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
The Company had four TDRs at June 30, 2022 totaling approximately $5.3 million. All of these loans are performing under their modified terms. The Company had seven TDRs at December 31, 2021, totaling $16.5 million. For the first six months of 2022 there were no TDRs that defaulted on their modified terms. During the three and six months ended June 30, 2022, three loans that had been modified as TDRs with a balance of $11.1 million, including two that previously were on nonperforming status, were sold, resulting in a charge-off of $1.4 million in connection with the sale. For the first six months of 2021, one performing TDR loan, with a balance of $101 thousand, defaulted on its modified terms and was placed on nonaccrual status. During the six months ended June 30, 2021, one previously nonperforming restructured loan with a balance of $2.4 million had its collateral sold, resulting in the full collection of the loan's principal and a partial collection of delinquent interest.
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
Total nonperforming loans amounted to $18.8 million at June 30, 2022 (0.26% of total loans) compared to $29.2 million at December 31, 2021 (0.41% of total loans).
OREO properties are carried at the lower of cost or fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. OREO properties had a lower of cost or fair market value of $1.5 million and $1.6 million for at June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, an OREO property was sold, generating proceeds of $241 thousand. There were no sales of OREO property during the three or six months ended June 30, 2021.

The following table shows the amounts of nonperforming assets at the dates indicated.

(dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccrual Loans:
Commercial	$8,289	$8,876
PPP loans	—	1,365
Income producing - commercial real estate	6,936	13,456
Owner occupied - commercial real estate	27	42
Real estate mortgage - residential	3,282	2,010
Construction - commercial and residential	—	3,093
Home equity	308	366
Accruing loans-past due 90 days	—	—
Total nonperforming loans	18,842	29,208
Other real estate owned	1,487	1,635
Total nonperforming assets	$20,329	$30,843

Coverage ratio, allowance for credit losses to total nonperforming loans	386%	257%
Ratio of nonperforming loans to total loans	0.26%	0.41%
Ratio of nonperforming assets to total assets	0.19%	0.26%
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
At June 30, 2022, there were $96.5 million of performing loans considered to be potential problem loans, defined as loans that are not included in the 90 days past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. Potential problem loans were $88.6 million at December 31, 2021. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.
Noninterest Income
Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, FHA multi-family income, income from bank owned life insurance ("BOLI") and other income.
Total noninterest income for the three months ended June 30, 2022 decreased to $5.6 million from $10.9 million for the three months ended June 30, 2021, a 49.1% decrease. Gain on sale of loans for the three months ended June 30, 2022 decreased to $855 thousand from $3.5 million for the three months ended June 30, 2021, a 75.4% decrease; a decrease in gains on the sale of residential mortgage loans drove the decline between the two periods. Residential mortgage loan locked commitments were $92.0 million for the three months ended June 30, 2022 as compared to $248.3 million for the same period in 2021, a 63.0% decrease. Gains on the sale securitized loans for the three months ended June 30, 2022 decreased to $381 thousand from $2.6 million for the three months ended June 30, 2021. The rise in interest rates for residential mortgages in the first half of 2022 had a negative impact on the volume of mortgage originations and in turn the sale of residential mortgages declined.
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
Other income for the three months ended June 30, 2022 decreased to $2.9 million from $5.6 million for the three months ended June 30, 2021, a 48.6% decrease. This decrease was primarily attributable to the $2.2 million reduction in gains on the sale of securitized loans.

Service charges on deposits for the three months ended June 30, 2022 increased to $1.3 million from $1.1 million for the three months ended June 30, 2021.
Losses on sales of investment securities were $151 thousand for the three months ended June 30, 2022 compared to a $318 thousand net gain on sales of investment securities for the same period in 2021, primarily due to market volatility period over period.
Total noninterest income for the six months ended June 30, 2022 decreased to $13.0 million from $21.5 million for the six months ended June 30, 2021, a 39.5% decrease. Gain on sale of loans for the six months ended June 30, 2022 decreased to $2.3 million from $8.7 million for the six months ended June 30, 2021, a 72.9% decrease; a decrease in gains on the sale of residential mortgage loans drove the decline between the two periods. Residential mortgage loan locked commitments were $228.7 million for the six months ended June 30, 2022 as compared to $551.6 million for the same period in 2021, a 58.5% decrease. Gains on the sale securitized loans for the six months ended June 30, 2022 decreased to $421 thousand from $3.1 million for the six months ended June 30, 2021. The rise in interest rates for residential mortgages in the first six months of 2022 had a substantial negative impact on the volume of mortgage originations and in turn the sale of residential mortgages declined.
Other income for the six months ended June 30, 2022 decreased to $7.0 million from $9.4 million for the six months ended June 30, 2021, a 26.2% decrease. This decrease was primarily attributable to the $2.7 million reduction in gains on the sale of securitized loans.
Service charges on deposits for the six months ended June 30, 2022 increased to $2.6 million from $2.1 million for the six months ended June 30, 2021.
Losses on sales of investment securities were $176 thousand for the six months ended June 30, 2022 compared to a $539 thousand net gain on sale of investment securities for the same period in 2021, primarily due to market volatility period over period.
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
The Company originates residential mortgage loans and, pending market conditions and other factors outlined above, may utilize either or both "mandatory delivery" and "best efforts" forward loan sale commitments to sell those loans, servicing released. Loans sold are subject to repurchase in circumstances where documentation is deficient, the underlying loan becomes delinquent, or there is fraud by the borrower. Loans sold are subject to penalty if the loan pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under GAAP for possible repurchases. There were no repurchases due to fraud by the borrower during the six months ended June 30, 2022. The reserve amounted to $50 thousand at June 30, 2022 and is included in other liabilities on the Consolidated Balance Sheets.
In addition to having participated in the PPP program, which has largely ceased since the height of the COVID-19 pandemic, the Company is a long-time originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. There was $10 thousand of income from this source for the three months ended June 30, 2022 and $192 thousand for the six months ended June 30, 2022 compared to $181 thousand and $282 thousand for the three and six months ended June 30, 2021. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, FDIC insurance, and other expenses.

Total noninterest expenses totaled $59.0 million for the three months ended June 30, 2022, as compared to $35.5 million for the three months ended June 30, 2021, a 66.1% decrease. Total noninterest expenses totaled $90.0 million for the six months ended June 30, 2022, as compared to $73.5 million for the six months ended June 30, 2021, a 22.4% increase.
Salaries and employee benefits were $21.8 million for the three months ended June 30, 2022, as compared to $19.9 million for the same period in 2021, an increase of $1.9 million or 9.7%. Salaries and employee benefits were $38.8 million for the six months ended June 30, 2022, as compared to $41.6 million for the six months ended June 30, 2021, a decrease of 6.8%. The primary reason for decrease for the first six months of 2022 was the reduction of the $5.0 million accrual related to stock-based compensation awards and deferred compensation for our former CEO and Chairman in the first quarter of 2022. The accrual was originally recorded in the first quarter of 2019. At June 30, 2022, the Company's full time equivalent staff numbered 506 as compared to 497 at June 30, 2021.
Premises and equipment for the three and six months ended June 30, 2022 and 2021, were $3.5 million and $6.7 million compared to $3.6 million and $7.3 million, respectively, of which premises expenses were $2.8 million and $5.3 million compared to $3.0 million and $6.1 million, respectively.
Marketing and advertising expenses totaled $1.2 million for the three months ended June 30, 2022 and $980 thousand for the same period in 2021. For the six months ended June 30, 2022, marketing and advertising expense was $2.3 million compared to $1.9 million for the six month period ended June 30, 2021. The increase for both the three and six month periods were due to additional advertising, promotions and sponsorships.
Data processing expenses were $2.7 million and $5.6 million for the three and six months ended June 30, 2022, respectively, compared to $2.8 million and $5.6 million for the same periods in 2021, respectively.
Legal, accounting and professional fees were $2.1 million and $3.7 million for the three and six months ended June 30, 2022, respectively, compared to $3.5 million and $6.5 million for the three and six months ended June 30, 2021, respectively, and resulted in decreases of $1.4 million and $2.8 million for the comparative periods, respectively. Legal fees and expenditures were $291 thousand and $1.8 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and June 30, 2021 legal fees and expenditures were $496 thousand and $2.7 million, respectively. Legal expenses were greater in 2021 primarily due to the previously disclosed governmental investigations and related subpoenas and document requests, as well as our defense of the previously disclosed class action lawsuit. The amount of legal fees and expenditures reported for the three and six months ended June 30, 2022 are net of expected insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies but does not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time. See the "General" section for more information.
FDIC expenses were $906 thousand for the three months ended June 30, 2022 compared to $1.6 million for the same period in 2021, a 43.7% decrease. For the six months ended June 30, 2022, FDIC expenses were $2.0 million compared to $4.0 million for the six months ended June 30, 2021. The decreases for the first three and six months of 2022 compared to the same periods in 2021 were due to a change in the institution's size, which improved metrics used in the calculation of fees.
The major components of other expenses include settlement expenses, broker fees, franchise taxes, director compensation and insurance expense. Other expenses increased to $26.7 million and $31.0 million for the three and six months ended June 30, 2022, respectively, from $3.1 million and $6.6 million for the same periods in 2021, respectively, for increases of 752.0% and 369.1%, respectively, both primarily due to the accrual of $22.9 million in connection with the settlements with the SEC and FRB.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 66.64% for the second quarter of 2022, as compared to 37.14% for the second quarter of 2021. For the first six months of 2022, the efficiency ratio was 51.01% as compared to 38.92% for the same period in 2021. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The increases in the three and six months ended June 30, 2022 as compared to the same three and six month periods in 2021 were primarily due to the increase in noninterest expense associated with the accrual of $22.9 million of settlement expenses in the second quarter, which were partially offset by the salary accrual reduction of $5.0 million related to stock-based compensation awards and deferred compensation for our former CEO and Chairman in the first quarter of 2022.
As a percentage of average assets, total noninterest expense (annualized) was 2.02% for the three months ended June 30, 2022 as compared to 1.24% for the same period in 2021. As a percentage of average assets, total noninterest expense (annualized) was 1.49% for the six months ended June 30, 2022 as compared to 1.29% for the same period in 2021. The increases for both the three and six month periods were primarily due to the accrual of the $22.9 million of settlement expenses.

Income Tax Expense
The Company's ratio of income tax expense to pre-tax income ("effective tax rate") for the three months ended June 30, 2022 and 2021 was 44.9% and 30.3%, respectively. The total tax provision for the three months ended June 30, 2022 was $12.8 million, compared to $16.7 million for the three months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was 30.3% as compared to 25.5% for the same period in 2021. The total tax provision for the six months ended June 30, 2022 was $26.7 million, compared to $31.3 million for the six months ended June 30, 2021. The increase in the effective tax rates over the comparative three and six months ended June 30, 2022 and 2021 was due to the SEC and FRB penalties totaling $22.9 million that are not deductible for tax purposes. Tax provisions declined over the comparative three and six months ended June 30, 2022 and 2021 due to decreases in net income period over period.
FINANCIAL CONDITION
Summary
Total assets at June 30, 2022 and December 31, 2021 were $10.9 billion and $11.8 billion, respectively. The largest component of assets, total loans (excluding loans held for sale), had an amortized cost basis of $7.2 billion at June 30, 2022, a 1.3% increase from the balance at December 31, 2021. The increase in loans over the six months ended June 30, 2022, was driven by growth from CRE loans and C&I loans. Additionally, the Bank reduced its PPP loans from $51.1 million at December 31, 2021 to $9.0 million at June 30, 2022 through the forgiveness process. Loans held for sale were $13.8 million at June 30, 2022, compared to $47.2 million at December 31, 2021, a 70.7% decrease due to a decline in production.
Investment securities, at amortized cost net of the allowance for credit losses, totaled $3.0 billion at June 30, 2022 as compared to $2.6 billion at December 31, 2021, an increase of 15.1%, primarily due to excess liquidity being invested at greater amounts in higher earning assets in response to higher rates on investments available in the market during the quarter. During the six months ended June 30, 2022, we evaluated our securities portfolio and determined that certain securities will be maintained for the life of the instrument and made a decision to transfer $1.1 billion of securities designated as available-for-sale ("AFS") to held-to-maturity ("HTM"), including $237.0 million of securities acquired in the first quarter of 2022 for which the intention to hold to maturity was finalized. The transferred securities had unrealized losses of $66.2 million, and, as of June 30, 2022, $63.5 million remains in accumulated other comprehensive loss, and will be accreted ratably over the remaining lives of the securities through accumulated other comprehensive loss. The securities transferred were generally municipal bonds, corporate bonds, bonds that qualify for CRA credit, and mortgage-backed securities with longer final maturity dates. At quarter-end, $1.1 billion, or 37.6% of the securities portfolio, was classified as securities HTM.
In terms of funding, total deposits at June 30, 2022 were $9.2 billion down from $10.0 billion at December 31, 2021, a decline of 8.1%. Total borrowed funds (excluding customer repurchase agreements) were $349.7 million and $369.7 million at June 30, 2022 and December 31, 2021, respectively, the decrease of which was driven by the repayment of an FHLB advance in the first quarter of 2022.
Total shareholders' equity was $1.3 billion as of June 30, 2022 compared to $1.4 billion as of December 31, 2021, a decrease of $98.1 million. The decrease in shareholders' equity from the prior quarter-end was primarily as a result of the increase in the overall interest rate environment, which created unrealized losses in investment securities available-for-sale, which are recorded in accumulated other comprehensive income (loss). For the six months ended June 30, 2022, other comprehensive loss was increased by $138.1 million. This reduction was partially offset by retained earnings which included earnings of $61.4 million less dividends declared of $27.1 million.
The Company's capital ratios remain substantially in excess of regulatory minimum and buffer requirements. Regulatory ratios based on risk-weighted assets declined from the prior quarter as non-risk weighted cash was moved into risk-weighted securities and loans. The total risk based capital ratio was 15.70% at June 30, 2022, as compared to 16.15% at December 31, 2021. The common equity tier 1 ("CET1") risk based capital ratio was 14.58% at June 30, 2022, as compared to 15.02% at December 31, 2021. The tier 1 risk based capital ratio was 14.58% at June 30, 2022, as compared to 15.02% at December 31, 2021. The tier 1 leverage ratio was 10.68% at June 30, 2022, as compared to 10.19% at December 31, 2021.

The ratio of common equity to total assets was 11.45% at June 30, 2022, as compared to 11.40% at December 31, 2021 as declines in interest-bearing deposits with banks and other short-term investments outpaced an increase in unrealized losses on investment securities AFS over the six months ended June 30, 2022. Book value per share was $39.05 at June 30, 2022, a 7.6% decrease over $42.28 at December 31, 2021. In addition, the tangible common equity ratio was 10.60% at June 30, 2022, as compared to 10.60% at December 31, 2021. Tangible book value per share was $35.80 at June 30, 2022, a 8.1% decrease over $38.97 at December 31, 2021. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
Loan Portfolio
Loans, net of amortized deferred fees and costs, at June 30, 2022 and December 31, 2021 by major category are summarized below.

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,394,835	20%	$1,354,317	19%
PPP loans	8,977	—%	51,105	1%
Income producing - commercial real estate	3,606,506	50%	3,385,298	48%
Owner occupied - commercial real estate	1,080,249	15%	1,087,776	15%
Real estate mortgage - residential	72,793	1%	73,966	1%
Construction - commercial and residential	804,170	11%	896,319	13%
Construction - C&I (owner occupied)	129,717	2%	159,579	2%
Home equity	53,193	1%	55,811	1%
Other consumer	4,246	—%	1,427	—%
Total loans	7,154,686	100%	7,065,598	100%
Less: allowance for credit losses	(72,665)		(74,965)
Net loans (1)	$7,082,021		$6,990,633
(1)Excludes accrued interest receivable of $34.4 million and $38.6 million at June 30, 2022 and December 31, 2021, respectively, which is recorded in other assets.
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
Loans outstanding were $7.2 billion at June 30, 2022, an increase of $89.1 million, or 1.3%, from the balance at December 31, 2021. PPP loans outstanding were $9.0 million at June 30, 2022, a decrease of $42.1 million, or 82.4%, from the $51.1 million at December 31, 2021. With PPP loans excluded, loans outstanding were $7.1 billion at June 30, 2022, an increase of $131.2 million from December 31, 2021. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

The loan portfolio continued to grow in the second quarter of 2022, due primarily to our CRE and C&I loan originations. Market interest rates continue to increase in connection with rate increases implemented by the Federal Reserve. Notwithstanding an increased supply of residential (rental) units, for sale single family residential properties and multi-family commercial real estate leasing in the Bank's market area have held up well, particularly for well-located projects close to the District of Columbia. Overall, commercial real estate values have generally held up well, but we continue to be cautious of the capitalization rates at which some assets are trading and as a result we are being cautious with our valuations. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Valuations associated with the moderately priced housing market have generally been increasing, with well-located, Metro-accessible properties garnering a premium. We continue to believe that there are opportunities for growth in the commercial real estate market, as evidenced by the increase in CRE and C&I loans over the quarter.
The following table sets forth the time to contractual maturity of the loan portfolio as of June 30, 2022:

	June 30, 2022
(dollars in thousands)	Total	One Year or Less	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,394,834	$518,711	$715,565	$154,868	$5,690
PPP loans	8,977	2,666	6,311	—	—
Income producing - commercial real estate	3,606,508	1,470,011	1,690,722	445,775	—
Owner occupied - commercial real estate	1,080,249	54,930	356,650	534,897	133,772
Real estate mortgage - residential	72,793	14,576	43,301	2,977	11,939
Construction - commercial and residential	804,170	385,363	378,100	30,043	10,664
Construction - C&I (owner occupied)	129,716	15,337	30,177	57,581	26,621
Home equity	53,193	4,982	6,640	810	40,761
Other consumer	4,246	644	3,137	—	465
Total loans	$7,154,686	$2,467,220	$3,230,603	$1,226,951	$229,912
Loans with:
Predetermined fixed interest rate	$3,028,787	$611,474	$1,598,995	$715,631	$102,687
Floating or Adjustable interest rate	4,125,899	1,855,746	1,631,608	511,320	127,225
Total loans	$7,154,686	$2,467,220	$3,230,603	$1,226,951	$229,912

Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, savings accounts and certificates of deposit. The deposit base includes transaction accounts, time and savings accounts, which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB"), federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and IntraFi Network, LLC ("IntraFi").
For the three months ended June 30, 2022, noninterest bearing deposits decreased by $446.0 million as compared to December 31, 2021, while interest bearing deposits decreased by $363.9 million during the same period primarily as a result of an increase of disintermediation driven primarily by a decrease in deposits facilitated by IntraFi.

From time to time, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from national brokerage networks, including IntraFi. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (the "CDARS") and the Insured Cash Sweep product ("ICS"), which provide for reciprocal ("two-way") transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The Bank also is able to obtain one-way CDARS deposits and participates in IntraFi's Insured Network Deposit ("IND"). At June 30, 2022, total deposits included $2.6 billion of brokered deposits (excluding the CDARS and ICS two-way) which represented 27.9% of total deposits. At December 31, 2021, total brokered deposits (excluding the CDARS and ICS two-way) were $2.6 billion, or 26.5% of total deposits. The CDARS and ICS two-way component represented $741.7 million, or 8.1%, of total deposits and $701.5 million, or 7.0%, of total deposits at June 30, 2022 and December 31, 2021, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition, regulatory position or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event, we would be required to obtain alternate sources for funding.
At June 30, 2022, the Company had $2.8 billion in noninterest bearing demand deposits, representing 31% of total deposits, compared to $3.3 billion of noninterest bearing demand deposits at December 31, 2021, or 33% of total deposits. Average noninterest bearing deposits of total deposits for the three months ended June 30, 2022 and 2021 were 38% and 33%. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.
As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds that are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $26.5 million at June 30, 2022 compared to $23.9 million at December 31, 2021. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage-backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
At June 30, 2022 the Company had $613.1 million in time deposits a decrease of $116.0 million from year end December 31, 2021. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered certificates of deposits ("CDs") to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning. In March, the Bank raised rates in most of its time deposit accounts in response to the raising rate environment and the desire to maintain stability in its short term funding.
At June 30, 2022 and December 31, 2021, the Company had time deposits that were in excess of the FDIC's $250 thousand insurance limit totaling $102.6 million and $152.5 million, respectively.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, the Company had $280 million and $300 million, respectively, of FHLB short-term advances borrowed as part of the overall asset liability strategy and to support loan growth. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's commercial mortgage, residential mortgage and home equity loan portfolios.
Long-term borrowings outstanding at June 30, 2022 included the Company's August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024.

Liquidity Management
Liquidity is a measure of the Company's and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. Approximately 61% of the Company's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial.
Additionally, the Bank can purchase up to $155 million in federal funds on an unsecured basis from its correspondents, against which there was no amount outstanding at June 30, 2022, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.6 billion, against which there was $515 thousand outstanding at June 30, 2022. The Bank also has a commitment from IntraFi to place up to $1.8 billion of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $1.8 billion at June 30, 2022. At June 30, 2022, the Bank was also eligible to make advances from the FHLB up to $1.2 billion based on loans pledged as collateral to the FHLB, of which there was $280 million outstanding at June 30, 2022. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB, provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which amounts to approximately $725 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.
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
As evidenced by recent increases in market rates, there is a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks' lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee of the Bank (the "ALCO") and the full Board of Directors of the Bank have adopted policy guidelines which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan. Additionally, as noted above, if the condition, regulatory treatment or reputation of the Company or Bank deteriorates, we may experience an outflow of brokered deposits as a result of our inability to attract them or to accept or renew them. In that event, we would be required to obtain alternate sources for funding.
Our primary and secondary sources of liquidity remain strong. Average deposits increased 10.1% for the first half of 2022 as compared to the first half of 2021. We also still maintain a very liquid investment portfolio, including significant overnight liquidity. In the first half of 2022, average short term liquidity was $1.8 billion, which is above EagleBank's average needs, and secondary sources of liquidity at June 30, 2022 were $2.8 billion.
At June 30, 2022, under the Bank's liquidity formula, it had $4.7 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit at June 30, 2022 are as follows:

(dollars in thousands)
Unfunded loan commitments	$2,141,483
Unfunded lines of credit	113,886
Letters of credit	91,908
Total	$2,347,277

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2022, unfunded loan commitments included $25.2 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature. The pipeline of loan commitments remains strong.
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
During the three months ended June 30, 2022, the Company was able to produce a net interest margin of 2.94% as compared to 3.04% during the same period in 2021, and continue to manage its overall interest rate risk position.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of mortgage-backed securities. Further, the Company has been managing the investment portfolio to provide liquidity and some additional yield over cash. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. At June 30, 2022, the investment portfolio increased by $1.2 billion, or 72%, as compared to the balance at June 30, 2021. The cash received from deposit growth along with cash flows from the investment and loan portfolio were deployed primarily into cash and new investments, as loan balances have declined over that same period.

The percentage mix of municipal securities was 5% of total investments at June 30, 2022 and December 31, 2021. The portion of the portfolio invested in mortgage-backed securities was 64% at June 30, 2022 and December 31, 2021. The portion of the portfolio invested in U.S. agency investments was 24% at June 30, 2022 and December 31, 2021. Shorter duration floating rate corporate bonds were 5% of total investments at June 30, 2022 and December 31, 2021. U.S. treasury bonds were 2% of total investments at June 30, 2022 and December 31, 2021. The duration of the investment portfolio increased to 5.1 years at June 30, 2022 from 4.3 years at December 31, 2021.
The re-pricing duration of the loan portfolio was 15 months at June 30, 2022 and 18 months at December 31, 2021 with fixed rate loans amounting to 42% of total loans at June 30, 2022 and 43% at December 31, 2021. Variable and adjustable rate loans comprised 58% of total loans at June 30, 2022 and 57% at December 31, 2021, respectively. Variable rate loans are generally indexed to either the one month LIBOR interest rate, SOFR, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The duration of the deposit portfolio decreased as rates rose, measuring 29 months at June 30, 2022 and 41 months at December 31, 2021.
The net unrealized loss before income tax on the investment securities available-for-sale portfolio was $142.7 million and $18.6 million at June 30, 2022 and December 31, 2021, respectively. The change is primarily due to higher interest rates. At June 30, 2022, the net unrealized loss position represented 5% of the investment portfolio's book value.
There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.
One of the tools used by the Company to manage its interest rate risk is the static gap analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from June 30, 2022. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate "ramps" is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.
For the analysis presented below, at June 30, 2022, the simulation assumes a 45 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 0 basis points (compared to a floor 10 basis points in the same analysis as of June 30, 2021), and assumes a 45 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The Bank does have deposits with contractual terms which means these deposits will change 100 basis points for every 100 basis points change in market rates. This had the effect of making the overall measure of the correlation between deposit costs and market rate changes be measured at 65%.
The Company's analysis at June 30, 2022 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at June 30, 2022 is 5.1 years, the loan portfolio 1.2 years, the interest bearing deposit portfolio 2.4 years, and the borrowed funds portfolio 0.5 years.

The following table reflects the result of simulation analysis on the June 30, 2022 asset and liabilities balances:

Change in interest rates (basis points)		Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+	400	11.4%	22.8%	2.7%
+	300	8.9%	17.8%	3.2%
+	200	6.1%	12.3%	2.9%
+	100	2.8%	5.6%	1.5%
	—	—	—	—
-	100	0.4%	0.7%	(2.7)%
-	200	2.5%	4.8%	(8.0)%
The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. Management has determined that due to the level of market rates at June 30, 2022, interest rate shocks of -300 and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at June 30, 2022 are not considered to be excessive. The impact of 0.4% increase in net interest income and 0.7% increase in net income given a 100 basis point decrease in market interest rates reflects in large measure the ability to quickly reprice deposits downward while the new loans we have book recently would take time to re-price or would remain at floor rates. In the first h of 2022, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above.
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
During the first half of 2022, average market interest rates increased across the yield curve as compared to the 2021 year end.
Gap Position
Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on rate sensitive assets and interest expense on rate sensitive liabilities. Net interest income represented 93% and 89% of the Company's revenue for the first half of 2022 and 2021, respectively.
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

At June 30, 2022, the Company had a negative gap position of approximately $1.3 billion or 12.27% of total assets, out to three months, and a negative cumulative gap position of $1.1 billion, or 9.76% of total assets out to twelve months. At December 31, 2021, the Company had a negative gap position of approximately $267 million or 2.25% of total assets out to three months and a positive cumulative gap position of $102 million or 0.86% of total assets out to 12 months. The change in the gap position at June 30, 2022 as compared to December 31, 2021 was due to reduction in cash relative to securities holdings. Such a change in the gap position is not deemed material to the Company's overall interest rate risk position, which relies more heavily on simulation analysis that captures the full opportunity within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to the actual results.
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
Gap Analysis
June 30, 2022
(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$143,137	$235,573	$657,600	$662,045	$1,200,531	$2,898,886
Loans (1)(2)	3,828,442	675,544	1,384,425	735,965	471,459	7,095,835
Fed funds and other short-term investments	412,034	—	—	—	—	412,034
Other earning assets	110,047	—	—	—	—	110,047
Total	$4,493,660	$911,117	$2,042,025	$1,398,010	$1,671,990	$10,516,802	$419,647	$10,936,449

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$103,349	$287,379	$623,180	$459,062	$1,358,964	$2,831,934
Interest bearing transaction	985,431	—	—	—	—	985,431
Savings and money market	4,316,180	—	—	425,000	—	4,741,180
Time deposits	123,727	349,141	116,978	20,097	3,130	613,073
Customer repurchase agreements and fed funds purchased	26,539	—	—	—	—	26,539
Other borrowings	280,000	—	69,732	—	—	349,732
Total	$5,835,226	$636,520	$809,890	$904,159	$1,362,094	$9,547,889	$126,316	$9,674,205
GAP	$(1,341,566)	$274,597	$1,232,135	$493,851	$309,896	$968,913
Cumulative GAP	$(1,341,566)	$(1,066,969)	$165,166	$659,017	$968,913

Cumulative gap as percent of total assets	(12.27)%	(9.76)%	1.51%	6.03%	8.86%
(1)Net of allowance for credit losses; Includes loans held for sale
(2)Nonaccrual loans are included in the over 60 months category

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
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has focused on commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At June 30, 2022, we did exceed the construction, land development, and other land acquisitions regulatory concentration threshold, we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 108% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, as our commercial real estate concentration fluctuates each quarter, we may be required to maintain higher levels of capital, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Capital Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.
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
The FRB and the FDIC have adopted rules (the "Basel III Rules") implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the Basel III Rules, the Company and Bank are required to maintain, inclusive of the capital conservation buffer of 2.5%, a minimum CET1 ratio of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum total capital to risk-weighted assets ratio of 10.5%, and a minimum leverage ratio of 4.0%. At June 30, 2022, the Company and the Bank meet all these requirements, and satisfy the requirement to maintain a capital conservation buffer of 2.5% of CET1 capital for capital adequacy purposes.
The Company announced a regular quarterly cash dividend on June 16, 2022 of $0.45 per share to shareholders of record on July 11, 2022 and payable on July 29, 2022.

The actual capital amounts and ratios for the Company and Bank as of June 30, 2022 and December 31, 2021 are presented in the table below.

	Company		Bank		Minimum Required For Capital	To Be Well Capitalized Under Prompt Corrective
	Actual		Actual		Adequacy	Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Purposes	Regulations*
As of June 30, 2022
CET1 capital (to risk weighted assets)	$1,260,103	14.58%	$1,267,980	14.76%	7.00%	6.50%
Total capital (to risk weighted assets)	1,357,356	15.70%	1,336,906	15.56%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,260,103	14.58%	1,267,980	14.76%	8.50%	8.00%
Tier 1 capital (to average assets)	1,260,103	10.68%	1,267,980	10.80%	4.00%	5.00%

As of December 31, 2021
CET1 capital (to risk weighted assets)	$1,269,329	15.02%	$1,261,518	15.01%	7.00%	6.50%
Total capital (to risk weighted assets)	$1,365,117	16.15%	$1,329,306	15.82%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	$1,269,329	15.02%	$1,261,518	15.01%	8.50%	8.00%
Tier 1 capital (to average assets)	$1,269,329	10.19%	$1,261,518	10.16%	4.00%	5.00%
* Applies to Bank only
Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At June 30, 2022 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained the minimum required capital ratios listed in the table above.
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

GAAP Reconciliation

(dollars in thousands except per share data)			June 30, 2022	December 31, 2021
Common shareholders' equity			$1,252,720	$1,350,775
Less: Intangible assets			(104,257)	(105,793)
Tangible common equity			$1,148,463	$1,244,982

Book value per common share			$39.05	$42.28
Less: Intangible book value per common share			(3.25)	(3.31)
Tangible book value per common share			$35.80	$38.97

Total assets			$10,941,655	$11,847,310
Less: Intangible assets			(104,257)	(105,793)
Tangible assets			$10,837,398	$11,741,517
Tangible common equity ratio			10.60%	10.60%

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Average common shareholders' equity	1,281,742	$1,290,029	$1,311,598	$1,272,502
Less: Average intangible assets	(104,246)	(105,165)	(104,252)	(105,164)
Average tangible common equity	$1,177,496	$1,184,864	$1,207,346	$1,167,338

Net income available to common shareholders	$15,696	$47,993	$61,440	$91,462
Average tangible common equity	$1,177,496	$1,184,864	$1,207,346	$1,167,338
Annualized return on average tangible common equity	5.35%	16.25%	10.26%	15.80%

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2022	2021	2022	2021
Net interest income	$82,918	$84,632	$163,370	$167,283
Noninterest income	5,564	10,925	$13,017	$21,512
Revenue	$88,482	$95,557	$176,387	$188,795

Noninterest expense	$58,962	$35,494	$89,974	$73,481
Efficiency ratio	66.64%	37.14%	51.01%	38.92%
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

(dollars in thousands)	June 30, 2022	December 31, 2021
Total loans, excluding loans held for sale (GAAP)	$7,154,686	$7,065,598
Less: PPP loans	(8,977)	(51,105)
Total loans, excluding loans held for sale and PPP loans (Non-GAAP)	$7,145,709	$7,014,493

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Salaries and employee benefits	$21,805	$19,876	$38,824	$41,645
Accrual reduction for former CEO and Chairman	—	—	5,018	—
Adjusted salaries and employee benefits (non-GAAP)	$21,805	$19,876	$43,842	$41,645

Adjusted net income and adjusted earnings per share (diluted) are non-GAAP financial measures derived from GAAP based amounts. The Company calculates adjusted net income by excluding from net income the $13.4 million accrual of non-tax deductible expenses during the quarter to cover the Company's civil money penalty and disgorgement, plus prejudgment interest, in connection with the Company's agreement in principle with the SEC and $9.5 million accrual in connection with expected penalties from the FRB to resolve the previously disclosed investigation with respect to the Company. The Company calculates adjusted earnings per share (diluted) by dividing the total $22.9 million accrual by the weighted average shares outstanding (diluted) in the second quarter of 2022. The Company considers this information important to shareholders because adjusted net income and adjusted earnings per share (diluted) provides investors insight into how Company earnings changed exclusive of the costs related to the agreement in principle with the SEC, and allow investors to better compare the Company's performance against historical periods. The table below provides a reconciliation of adjusted net income and adjusted earnings per share (diluted) to the nearest GAAP measure.

	Three Months Ended June 30,
(dollars in thousands)	2022	2021
Net Income	$15,696	$47,993
Reversal of penalties, disgorgement & prejudgment interest	22,874	—
Adjusted net income (non-GAAP)	$38,570	$47,993

Earnings per share (diluted)	$0.49	$1.50
Reversal of penalties, disgorgement & prejudgment interest per share (diluted)	0.42	—
Adjusted earnings per share (diluted) (non-GAAP)	$0.91	$1.50

The decline in adjusted net income over the comparative three months ended June 30, 2022 and 2021 was primarily attributable to decreases in gains on sales of loans and other income in connection with the reduced activity in the residential lending business and an increase in the provision for expected credit losses during the three months ended June 30, 2022 as compared to a reversal of expected credit losses during the three months ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk."

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2022 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
On December 28, 2021, the Company's Board of Directors authorized a new share repurchase program (the "2022 Repurchase Program") to take effect starting January 1, 2022, after the expiration of the previous repurchase program on December 31, 2021. The Board of Directors authorized the repurchase of 1,600,000 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under 2022 Repurchase Program, which will expire on December 31, 2022, subject to earlier termination of the program by the Board of Directors. No shares were repurchased during the six months ended June 30, 2022 under the 2022 Repurchase Plan.
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
(i) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021
(ii) Consolidated Statement of Income for the three and six months ended June 30, 2022 and 2021
(iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2022 and 2021
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021
(v) Consolidated Statement of Cash Flows for the six months ended June 30, 2022 and 2021
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 9, 2022	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date: August 9, 2022	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company