Form 10-Q
period 2022-09-30
EAGLE BANCORP INC
filed 2022-11-09
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒
As of November 4, 2022, the registrant had 31,918,670 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$27,235	$12,886
Federal funds sold	69,809	20,391
Interest-bearing deposits with banks and other short-term investments	47,131	1,680,945
Investment securities available-for-sale (amortized cost of $1,873,872 and $2,642,667, respectively, and allowance for credit losses of $18 and $620, respectively).	1,649,753	2,623,408
Investment securities held-to-maturity, net of allowance for credit losses of $802 and $0 (fair value of $989,001 and $0, respectively)	1,114,084	—
Federal Reserve and Federal Home Loan Bank stock	42,311	34,153
Loans held for sale	9,387	47,218
Loans	7,304,498	7,065,598
Less: allowance for credit losses	(75,767)	(74,965)
Loans, net	7,228,731	6,990,633
Premises and equipment, net	13,684	14,557
Operating lease right-of-use assets	26,022	30,555
Deferred income taxes	112,904	43,174
Bank-owned life insurance	110,678	108,789
Goodwill and other intangible assets, net	104,240	105,793
Other real estate owned	1,962	1,635
Other assets	155,113	133,173
Total Assets	$10,713,044	$11,847,310

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$2,928,774	$3,277,956
Interest-bearing transaction	964,567	777,255
Savings and money market	4,220,768	5,197,247
Time	649,241	729,082
Total deposits	8,763,350	9,981,540
Customer repurchase agreements	21,465	23,918
Other short-term borrowings	515,000	300,000
Long-term borrowings	69,763	69,670
Operating lease liabilities	30,837	35,501
Reserve for unfunded commitments	5,696	4,379
Other liabilities	87,162	81,527
Total Liabilities	9,493,273	10,496,535

Shareholders' Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 32,082,321 and 31,950,092, respectively	318	316
Additional paid-in capital	442,880	434,640
Retained earnings	987,212	930,061
Accumulated other comprehensive loss	(210,639)	(14,242)
Total Shareholders' Equity	1,219,771	1,350,775
Total Liabilities and Shareholders' Equity	$10,713,044	$11,847,310
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income
Interest and fees on loans	$93,744	$82,182	$249,716	$260,124
Interest and dividends on investment securities	13,463	5,877	37,890	15,878
Interest on balances with other banks and short-term investments	4,100	1,083	7,608	2,239
Interest on federal funds sold	220	10	269	25
Total interest income	111,527	89,152	295,483	278,266
Interest Expense
Interest on deposits	26,125	6,590	44,022	21,288
Interest on customer repurchase agreements	55	14	90	34
Interest on other short-term borrowings	412	506	992	1,502
Interest on long-term borrowings	1,038	2,997	3,112	9,114
Total interest expense	27,630	10,107	48,216	31,938
Net Interest Income	83,897	79,045	247,267	246,328
Provision for (Reversal of) Credit Losses	3,022	(8,203)	730	(14,409)
Provision for (Reversal of) Credit Losses for Unfunded Commitments	774	716	1,316	(487)
Net Interest Income After Provision for (Reversal of) Credit Losses	80,101	86,532	245,221	261,224

Noninterest Income
Service charges on deposits	1,339	1,204	3,970	3,303
Gain on sale of loans	821	3,332	3,168	11,988
Net gain (loss) on sale of investment securities	4	1,519	(172)	2,058
Increase in the cash surrender value of bank-owned life insurance	631	642	1,889	1,429
Other income	2,513	1,602	9,470	11,033
Total noninterest income	5,308	8,299	18,325	29,811
Noninterest Expense
Salaries and employee benefits	21,538	22,145	60,362	63,790
Premises and equipment expenses	3,275	3,859	9,926	11,121
Marketing and advertising	1,181	1,013	3,431	2,879
Data processing	3,445	2,886	9,054	8,451
Legal, accounting and professional fees	2,332	2,021	6,030	8,523
FDIC insurance	1,287	1,549	3,251	5,586
Other expenses	3,148	2,902	34,126	9,506
Total noninterest expense	36,206	36,375	126,180	109,856
Income Before Income Tax Expense	49,203	58,456	137,366	181,179
Income Tax Expense	11,906	14,847	38,629	46,108
Net Income	$37,297	$43,609	$98,737	$135,071

Earnings Per Common Share
Basic	$1.16	$1.36	$3.08	$4.23
Diluted	$1.16	$1.36	$3.07	$4.22
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$37,297	$43,609	$98,737	$135,071

Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (loss) on securities available-for-sale	(60,029)	(5,703)	(151,453)	(16,666)
Reclassification adjustment for (gain) loss included in net income	(3)	(1,133)	114	(1,534)
Total unrealized (loss) on investment securities available-for-sale	(60,032)	(6,836)	(151,339)	(18,200)
Unrealized (loss) on securities transferred to held-to-maturity (1)	—	—	(49,095)	—
Amortization of unrealized loss on securities transferred to held-to-maturity	1,762	—	3,753	—
Total unrealized loss recognized (remaining) on investment securities held-to-maturity	1,762	—	(45,342)	—
Unrealized gain on derivatives	—	—	284	769
Reclassification adjustment for gain included in net income	—	—	—	(385)
Total unrealized gain on derivatives	—	—	284	384
Other comprehensive (loss)	(58,270)	(6,836)	(196,397)	(17,816)
Comprehensive (Loss) Income	$(20,973)	$36,773	$(97,660)	$117,255
(1) Represents unamortized accumulated other comprehensive loss on securities transferred to held-to-maturity status.

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands except share and per share data)

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance July 1, 2022	32,081,241	$318	$440,418	$964,353	$(152,369)	$1,252,720

Net Income	—	—	—	37,297	—	37,297
Other comprehensive loss, net of tax	—	—	—	—	(58,270)	(58,270)
Stock-based compensation expense	—	—	2,274	—	—	2,274
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	—	—	—	—
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(2,893)	—	—	—	—	—
Time-based stock awards granted	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,973	—	188	—	—	188
Cash dividends declared ($0.45 per share)	—	—	—	(14,438)	—	(14,438)
Balance September 30, 2022	32,082,321	$318	$442,880	$987,212	$(210,639)	$1,219,771

Balance July 1, 2021	31,961,573	$316	$431,103	$870,397	$4,520	$1,306,336

Net Income	—	—	—	43,609	—	43,609
Other comprehensive income, net of tax	—	—	—	—	(6,836)	(6,836)
Stock-based compensation expense	—	—	1,990	—	—	1,990
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(2,756)	—	—	—	—	—
Time-based stock awards granted	250	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	—	—	—	—
Cash dividends declared ($0.40 per share)	—	—	—	(12,788)	—	(12,788)
Common stock repurchased	(11,609)	—	(615)	—	—	(615)
Balance September 30, 2021	31,947,458	$316	$432,479	$901,218	$(2,316)	$1,331,697

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity - Continued (Unaudited)
(dollars in thousands except share and per share data)

						Accumulated
			Additional			Other
	Common		Paid-in		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital		Earnings	Income (Loss)	Equity
Balance January 1, 2022	31,950,092	$316	$434,640		$930,061	$(14,242)	$1,350,775

Net Income	—	—	—		98,737	—	98,737
Other comprehensive loss, net of tax	—	—	—		—	(196,397)	(196,397)
Stock-based compensation expense	—	—	7,587		—	—	7,587
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	3,289	—	97		—	—	97
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(68,931)	2	(2)		—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	21,026	—	—		—	—	—
Time-based stock awards granted	166,471	—	—		—	—	—
Issuance of common stock related to employee stock purchase plan	10,374	—	558		—	—	558
Cash dividends declared ($1.30 per share)	—	—	—		(41,586)	—	(41,586)
Common stock repurchased	—	—	—		—	—	—
Balance September 30, 2022	32,082,321	$318	$442,880		$987,212	$(210,639)	$1,219,771

Balance January 1, 2021	31,779,663	$315	$427,016		$798,061	$15,500	$1,240,892

Net Income	—	—	—		135,071	—	135,071
Other comprehensive loss, net of tax	—	—	—		—	(17,816)	(17,816)
Stock-based compensation expense	—	—	5,814		—	—	5,814
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(23,755)	1	(1)		—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	15,686	—	—	—	—	—	—
Time-based stock awards granted	179,172	—	—		—	—	—
Issuance of common stock related to employee stock purchase plan	9,767	—	327		—	—	327
Cash dividends declared ($0.60 per share)	—	—	—		(31,914)	—	(31,914)
Common stock repurchased	(13,075)	—	(677)		—	—	(677)
Balance September 30, 2021	31,947,458	$316	$432,479		$901,218	$(2,316)	$1,331,697

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net Income	$98,737	$135,071
Adjustments to reconcile Net Income to net cash provided by operating activities:
Provision for (reversal of) credit losses	730	(14,409)
Provision for (reversal of) credit losses for unfunded commitments	1,316	(487)
Depreciation and amortization	2,483	4,795
Gain on sale of loans	(3,168)	(11,988)
Gain on mortgage servicing rights	(872)	—
Securities premium amortization, net	7,191	3,152
Origination of loans held for sale	(264,765)	(929,090)
Proceeds from sale of loans held for sale	305,764	975,870
Deferred income tax expense	—	—
Net gain on sale of other real estate owned	(107)	(148)
Net loss (gain) on sale of investment securities	172	(2,058)
Net increase in cash surrender value of BOLI	(1,889)	(1,429)
Stock-based compensation expense	7,587	5,814
Net tax expense from stock-based compensation	—	—
Increase in other assets	(19,055)	(29,667)
Decrease in other liabilities	5,503	89,348
Net Cash Provided by Operating Activities	139,627	224,774
Cash Flows From Investing Activities:
Investment securities available-for-sale:
Purchases	(414,935)	(1,059,189)
Proceeds from maturities	182,767	233,366
Proceeds from sale/call	6,225	164,569
Investment securities held-to-maturity:
Purchases	(290,740)	—
Proceeds from maturities	82,163	—
Proceeds from call	19,944	—
(Purchase of) proceeds from sale of Federal Reserve and Federal Home Loan Bank stock	(8,158)	6,011
Sale of Federal Reserve and Federal Home Loan Bank stock	—	—
Proceeds from sale of SBA PPP loans	—	170,154
Net (increase) decrease in loans	(239,089)	727,021
Proceeds from sale of OREO	241	—
Net change in premises and equipment	(1,518)	(4,973)
Net Cash (Used in) Provided by Investing Activities	(663,100)	236,959
Cash Flows From Financing Activities:
Increase (decrease) in deposits	(1,218,190)	479,285
Increase (decrease) in customer repurchase agreements	(2,453)	2,675
Proceeds from short-term borrowings	215,000	—
Repayment of long-term borrowings	—	(200,000)
Proceeds from issuance of common stock	—	327
Proceeds from employee stock purchase plan	558	—
Proceeds from exercise of equity compensation plans	97	—
Common stock repurchased	—	(677)
Cash dividends paid	(41,586)	(31,914)
Net Cash (Used in) Provided by Financing Activities	(1,046,574)	249,696
Net (Decrease) Increase in Cash and Cash Equivalents	(1,570,047)	711,429
Cash and Cash Equivalents at Beginning of Period	1,714,222	1,789,055
Cash and Cash Equivalents at End of Period	$144,175	$2,500,484

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows - Continued (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental Cash Flows Information:
Interest paid	$49,273	$36,831
Income taxes paid	$16,150	$42,986
Non-Cash Operating Activities
Initial recognition of operating lease right-of-use assets	$—	$(10,168)
Non-Cash Investing Activities
Transfers of investment securities from available-for-sale to held-to-maturity	$922,795	$—
Transfers from loans to other real estate owned	$475	$148
Change in fair value of investment securities available-for-sale	$973,655	$24,495
Change in fair value of cash flow hedges	$—	$(516)

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
Nature of Operations
The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans, the origination of small business loans, and the origination, securitization and sale of multifamily Federal Housing Administration ("FHA") loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan's origination. The Bank offers its products and services through sixteen banking offices, five lending centers and various digital capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third-party insurance broker. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
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
The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the allowance on collectively assessed and individually assessed loans as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to management committees, Credit Oversight Committee, the Audit Committee, and the Board of Directors. The committees' reports to the Board are part of the Board review on a quarterly basis of our consolidated financial statements.
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

Allowance for Credit Losses - Securities
The Company utilizes ASC 326 to evaluate its available-for-sale ("AFS") and held-to-maturity ("HTM") debt security portfolio for expected credit losses. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.
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
The Company separately evaluates its HTM investment securities for any credit losses. The Company pools like securities and calculates expected credit losses through an estimate based on a security's credit rating, which is recognized as part of the allowance for credit losses for held-to-maturity securities and included in the balance of investment securities held-to-maturity on the Consolidated Balance Sheets. If the Company determines that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis.
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

The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Provision for (reversal of) credit losses - loans	$3,046	$(8,326)	$532	$(14,498)
(Reversal of) provision for credit losses - HTM debt securities	(24)	—	800	—
Provision for (reversal of) credit losses - AFS debt securities	—	123	(602)	89
Total	$3,022	$(8,203)	$730	$(14,409)

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
Note 2. Cash and Due from Banks
The Company has deposits with other banks for derivative positions it holds, totaling $1.1 million at September 30, 2022 and $6.3 million at December 31, 2021. At September 30, 2022, the Company was entitled to receive collateral totaling $30.6 million. At December 31, 2021, the Company was required to post $2.4 million of cash collateral with its counterparties. See Note 6 for additional information.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.

Note 3. Investment Securities
The amortized cost and estimated fair value of the Company's available-for-sale and held-to-maturity securities are summarized as follows:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
(dollars in thousands)	Cost	Gains	Losses	Losses	Value
September 30, 2022
Investment securities available-for-sale:
U.S. treasury bonds	$49,767	$—	$(3,719)	$—	$46,048
U.S. agency securities	750,997	15	(82,684)	—	668,328
Residential mortgage-backed securities	958,800	9	(130,442)	—	828,367
Commercial mortgage-backed securities	100,278	—	(6,106)	—	94,172
Municipal bonds	12,030	11	(1,047)	(1)	10,993
Corporate bonds	2,000	—	(138)	(17)	1,845
Total	$1,873,872	$35	$(224,136)	$(18)	$1,649,753

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
(dollars in thousands)	Cost	Gains	Losses	Value	Losses
September 30, 2022
Investment securities held-to-maturity:
Residential mortgage-backed securities	$761,304	$—	$(87,023)	$674,281	$—
Commercial mortgage-backed securities	92,948	—	(11,215)	81,733	—
Municipal bonds	128,386	—	(15,512)	112,874	(16)
Corporate bonds	132,248	—	(12,135)	120,113	(786)
Total	$1,114,886	$—	$(125,885)	$989,001	$(802)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
(dollars in thousands)	Cost	Gains	Losses	Losses	Value
December 31, 2021
Investment securities available-for-sale:
U.S. treasury bonds	$49,693	$22	$(257)	$—	$49,458
U.S. agency securities	629,273	736	(7,622)	—	622,387
Residential mortgage-backed securities	1,692,773	5,697	(20,797)	—	1,677,673
Municipal bonds	141,916	3,865	(347)	(3)	145,431
Corporate bonds	129,012	648	(584)	(617)	128,459
Total	$2,642,667	$10,968	$(29,607)	$(620)	$2,623,408
In addition, at September 30, 2022 and December 31, 2021 the Company held $42.3 million and $34.2 million, respectively, in equity securities in a combination of FRB and FHLB stocks, which were required to be held for regulatory purposes and which were not marketable, and therefore are carried at cost.

The Company reassessed classification of certain investments in the first quarter of 2022 and, effective March 31, 2022, it transferred a total of $1.1 billion of mortgage-backed securities, municipal bonds and corporate bonds from available-for-sale to held-to-maturity securities, including $237.0 million of securities acquired in the first quarter of 2022 for which its intention to hold to maturity was finalized. At the time of transfer, the Company reversed the allowance for credit losses associated with the available-for-sale securities through the provision for credit losses. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss of $66.2 million was included in other comprehensive loss at the time of transfer and, as of September 30, 2022, $61.1 million remains in accumulated other comprehensive loss, to be amortized out through interest income as a yield adjustment over the remaining term of the securities. No gain or loss was recorded at the time of transfer. Subsequent to transfer, the allowance for credit losses on these securities was evaluated under the accounting policy for held-to-maturity securities.
Accrued interest receivable on available-for-sale securities totaled $4.5 million and $6.0 million at September 30, 2022 and December 31, 2021, respectively, and accrued interest receivable on held-to-maturity securities totaled $3.8 million at September 30, 2022. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.
The following table summarizes available for sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded, by length of time:

		Less Than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
September 30, 2022
U.S. treasury bonds	2	$46,048	$(3,719)	$—	$—	$46,048	$(3,719)
U. S. agency securities	84	450,079	(49,232)	212,988	(33,452)	663,067	(82,684)
Residential mortgage-backed securities	159	581,381	(80,300)	245,304	(50,142)	826,685	(130,442)
Commercial mortgage-backed securities	14	94,172	(6,106)	—	—	94,172	(6,106)
Municipal bonds	2	8,463	(1,047)	—	—	8,463	(1,047)
Corporate bonds	1	1,862	(138)	—	—	1,862	(138)
	262	$1,182,005	$(140,542)	$458,292	$(83,594)	$1,640,297	$(224,136)

December 31, 2021
U.S. treasury bond	1	$24,593	$(257)	$—	$—	$24,593	$(257)
U. S. agency securities	64	452,966	(6,256)	68,977	(1,366)	521,943	(7,622)
Residential mortgage-backed securities	153	1,327,519	(16,841)	108,061	(3,956)	1,435,580	(20,797)
Municipal bonds	8	20,181	(347)	—	—	20,181	(347)
Corporate bonds	13	66,051	(584)	—	—	66,051	(584)
	239	$1,891,310	$(24,285)	$177,038	$(5,322)	$2,068,348	$(29,607)

Unrealized losses at September 30, 2022 were generally attributable to changes in market interest rates and interest spread relationships since the investment securities were originally purchased, and not due to the credit quality concerns on the investment securities. However, as of September 30, 2022, the Company determined that certain of the unrealized loss positions in available-for-sale and held-to-maturity corporate and municipal bonds were evidence of expected credit losses, and therefore, an allowance for credit losses of $18 thousand was recorded for AFS securities and $802 thousand for HTM securities. The weighted average duration of debt securities, which comprise 100% of total investment securities, is 4.84 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company currently has no plans to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities at September 30, 2022 and December 31, 2021 by contractual maturity are shown in the table below. Contractual maturities for mortgage-backed securities ("MBS") are excluded as they may differ significantly from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost (1)	Fair Value	Cost	Fair Value
Investment securities available-for-sale
U.S. treasury bonds (maturing after one year through five years)	$49,767	$46,048	$49,693	$49,458
U. S. agency securities maturing:
One year or less	535,826	474,498	425,597	421,347
After one year through five years	160,848	147,596	141,537	140,785
After five years through ten years	54,323	46,234	62,092	60,255
Residential mortgage-backed securities:	958,800	828,367	1,692,820	1,677,673
Commercial mortgage-backed securities	100,278	94,172	—	—
Municipal bonds maturing:
One year or less	1,600	1,600	4,806	4,861
After one year through five years	1,430	1,441	25,457	26,816
After five years through ten years	9,000	7,953	97,945	99,960
After ten years	—	—	13,708	13,797
Corporate bonds maturing:
One year or less	—	—	18,924	18,991
After one year through five years	2,000	1,862	54,630	54,833
After five years through ten years	—	—	55,458	55,252
Allowance for credit losses	—	(18)	—	(620)
	1,873,872	1,649,753	2,642,667	2,623,408
Investment securities held-to-maturity
Residential mortgage-backed securities:	761,304	674,281	—	—
Commercial mortgage-backed securities	92,948	81,733	—	—
Municipal bonds maturing:
One year or less	3,161	3,100	—	—
After one year through five years	35,637	32,630	—	—
After five years through ten years	77,278	66,457	—	—
After ten years	12,310	10,687	—	—
Corporate bonds maturing:
One year or less	19,553	17,364	—	—
After one year through five years	89,358	82,204	—	—
After five years through ten years	23,337	20,545	—	—
Allowance for credit losses	(802)	—	—	—
	1,114,084	989,001	—	—
	$2,987,956	$2,638,754	$2,642,667	$2,623,408
(1)Amortized cost for investment securities held-to-maturity is presented net of the allowance for credit losses on the Consolidated Balance Sheet.

For the three and nine months ended September 30, 2022, gross realized gains on sales and calls of investments securities were $4 thousand and $16 thousand, respectively as compared to $1.5 million and $2.2 million for the same three and nine month period ended September 30, 2021. For the three and nine months ended September 30, 2022, gross realized losses on sales of investments securities were $0 and $187 thousand, respectively as compared to $0 and $187 thousand for the same three and nine month period for the prior year. Gross sales and call proceeds were $12.6 million and $32.7 million for the three and nine months ended September 30, 2022 and $85.5 million and $164.6 million for the same periods in 2021.
The book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2022 and December 31, 2021 was $146.1 million and $261.0 million, respectively, which were well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders' equity.
Note 4. Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized net deferred fees, at September 30, 2022 and December 31, 2021 are summarized by type as follows:

	September 30, 2022		December 31, 2021
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,415,998	19%	$1,354,317	19%
PPP loans	7,241	—%	51,105	1%
Income-producing - commercial real estate	3,668,720	50%	3,385,298	48%
Owner-occupied - commercial real estate	1,091,283	15%	1,087,776	15%
Real estate mortgage - residential	71,731	1%	73,966	1%
Construction - commercial and residential	858,100	12%	896,319	13%
Construction - C&I (owner-occupied)	139,238	2%	159,579	2%
Home equity	51,396	1%	55,811	1%
Other consumer	791	—	1,427	—
Total loans	7,304,498	100%	7,065,598	100%
Less: allowance for credit losses	(75,767)		(74,965)
Net loans (1)	$7,228,731		$6,990,633

(1)Excludes accrued interest receivable of $37.1 million and $38.6 million at September 30, 2022 and December 31, 2021, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees amounted to $27.4 million and $26.9 million at September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, the Bank serviced $362.7 million and $351.1 million, respectively, of multifamily FHA loans, SBA loans and other loan participations that are not reflected as loan balances on the Consolidated Balance Sheets.
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
The Company's loan portfolio includes acquisition, development and construction ("ADC") real estate loans including both investment and owner-occupied projects. ADC loans amounted to $1.5 billion at September 30, 2022. A portion of the ADC portfolio, both speculative and non-speculative, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 54.1% of the outstanding ADC loan portfolio at September 30, 2022. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit, including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate these inherent risks, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines that are monitored on an ongoing basis and track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which include monitoring of current and projected real estate market conditions. If a project has performed as expected, it is the customary practice of the Company to increase loan-funded interest reserves.
The following tables detail activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not restrict the use of the allowance to absorb losses in other categories.

(dollars in thousands)	Commercial	Income-Producing Commercial Real Estate	Owner-Occupied -Commercial Real Estate	Real Estate Mortgage Residential	Construction -Commercial and Residential	Home Equity	Other Consumer	Total
Three Months Ended September 30, 2022
Allowance for credit losses:
Balance at beginning of period	$15,754	$34,120	$12,796	$790	$8,494	$647	$64	$72,665
Loans charged-off	(53)	—	—	—	—	—	(70)	(123)
Recoveries of loans previously charged-off	152	—	25	—	—	—	2	179
Net loans (charged-off) recovered	99	—	25	—	—	—	(68)	56
Provision for (reversal of) credit losses	20	2,207	(240)	20	1,020	(23)	42	3,046
Ending balance	$15,873	$36,327	$12,581	$810	$9,514	$624	$38	$75,767

Nine Months Ended September 30, 2022
Allowance for credit losses:
Balance at beginning of period	$14,475	$38,287	$12,146	$449	$9,099	$474	$35	$74,965
Loans charged-off	(604)	—	(1,356)	—	—	—	(74)	(2,034)
Recoveries of loans previously charged-off	648	—	25	—	1,627	—	4	2,304
Net loans (charged-off) recovered	44	—	(1,331)	—	1,627	—	(70)	270
Provision for (reversal of) credit losses	1,354	(1,960)	1,766	361	(1,212)	150	73	532
Ending balance	$15,873	$36,327	$12,581	$810	$9,514	$624	$38	$75,767

Three Months Ended September 30, 2021
Allowance for credit losses:
Balance at beginning of period	$21,348	$45,970	$12,995	$882	$10,427	$897	$41	$92,560
Loans charged-off	(1,999)	—	—	—	—	—	(1)	(2,000)
Recoveries of loans previously charged-off	81	97	—	—	493	—	1	672
Net loans (charged-off) recovered	(1,918)	97	—	—	493	—	—	(1,328)
Provision for (reversal of) credit losses	(2,503)	(4,636)	(1,050)	172	(179)	(129)	(1)	(8,326)
Ending balance	$16,927	$41,431	$11,945	$1,054	$10,741	$768	$40	$82,906

Nine Months Ended September 30, 2021
Allowance for credit losses:
Balance at beginning of period	$26,569	$55,385	$14,000	$1,020	$11,529	$1,039	$37	$109,579
Loans charged-off	(7,691)	(5,216)	—	—	(206)	—	(1)	(13,114)
Recoveries of loans previously charged-off	326	97	—	—	499	—	17	939
Net loans (charged-off) recovered	(7,365)	(5,119)	—	—	293	—	16	(12,175)
Provision for (reversal of) credit losses	(2,277)	(8,835)	(2,055)	34	(1,081)	(271)	(13)	(14,498)
Ending balance	$16,927	$41,431	$11,945	$1,054	$10,741	$768	$40	$82,906
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Business/Other		Business/Other
(dollars in thousands)	Assets	Real Estate	Assets	Real Estate
Commercial	$1,978	$2,008	$3,098	$6,821
PPP loans	—	—	1,365	—
Income-producing - commercial real estate	2,645	4,333	3,193	19,378
Owner-occupied - commercial real estate	—	19,191	—	42
Real estate mortgage - residential	—	1,698	—	1,779
Construction - commercial and residential	—	—	—	3,093
Home equity	—	—	—	366
Total	$4,623	$27,230	$7,656	$31,479

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

The Company's credit quality indicators are generally updated annually, however, credits rated "Watch" or below are reviewed more frequently. Based on the most recent analysis performed, the amortized cost basis of loans by risk category, class and year of origination are as follows:

September 30, 2022 (dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial
Pass	$190,265	$48,254	$59,021	$64,569	$229,469	$102,904	$665,362	$8,384	$1,368,228
Watch	5,854	1,859	360	3,776	2,893	996	21,980	—	37,718
Special Mention	—	264	—	—	—	87	4,817	—	5,168
Substandard	1,695	366	287	—	—	—	1,269	1,267	4,884
Total	197,814	50,743	59,668	68,345	232,362	103,987	693,428	9,651	1,415,998
PPP loans
Pass	—	—	—	2,479	4,762	—	—	—	7,241
Total	—	—	—	2,479	4,762	—	—	—	7,241
Income producing - commercial real estate
Pass	788,336	428,086	455,202	298,741	550,777	496,371	195,569	363	3,213,445
Watch	249,570	5,223	—	35,707	—	—	—	—	290,500
Special Mention	44,374	5,229	4,224	—	—	—	47,677	—	101,504
Substandard	60,626	2,645	—	—	—	—	—	—	63,271
Total	1,142,906	441,183	459,426	334,448	550,777	496,371	243,246	363	3,668,720
Owner occupied - commercial real estate
Pass	456,427	205,475	79,279	41,152	202,135	37,851	15,181	—	1,037,500
Watch	17,779	11,563	4,618	—	—	—	60	—	34,020
Substandard	19,763	—	—	—	—	—	—	—	19,763
Total	493,969	217,038	83,897	41,152	202,135	37,851	15,241	—	1,091,283
Real estate mortgage - residential
Pass	16,329	12,457	11,703	3,295	16,348	6,857	—	—	66,989
Watch	3,044	—	—	—	—	—	—	—	3,044
Substandard	1,698	—	—	—	—	—	—	—	1,698
Total	21,071	12,457	11,703	3,295	16,348	6,857	—	—	71,731
Construction - commercial and residential
Pass	42,069	71,408	98,357	180,664	156,539	139,531	123,726	—	812,294
Watch	44,409	—	—	—	—	—	—	1,397	45,806
Total	86,478	71,408	98,357	180,664	156,539	139,531	123,726	1,397	858,100
Construction - C&I (owner occupied)
Pass	13,935	7,289	34,322	55,777	661	6,640	6,543	—	125,167
Watch	1,036	3,254	7,480	2,301	—	—	—	—	14,071
Total	14,971	10,543	41,802	58,078	661	6,640	6,543	—	139,238
Home equity
Pass	1,713	—	—	99	548	—	47,958	724	51,042
Watch	55	—	—	—	—	—	196	—	251
Substandard	—	—	42	—	—	—	61	—	103
Total	1,768	—	42	99	548	—	48,215	724	51,396
Other consumer
Pass	4	—	—	—	—	711	13	—	728
Watch	—	—	—	—	—	—	55	3	58
Substandard	—	—	—	—	—	—	5	—	5
Total	4	—	—	—	—	711	73	3	791
Total Recorded Investment	$1,958,981	$803,372	$754,895	$688,560	$1,164,132	$791,948	$1,130,472	$12,138	7,304,498

December 31, 2021 (dollars in thousands)	Prior	2017	2018	2019	2020	2021	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial
Pass	$180,877	$58,693	$103,058	$90,874	$87,515	$211,563	$549,055	$6,023	$1,287,658
Watch	5,896	6,567	1,020	996	4,268	3,137	18,336	627	40,847
Special Mention	—	9,515	363	—	—	—	901	—	10,779
Substandard	4,205	778	1,850	437	—	—	7,763	—	15,033
Total	190,978	75,553	106,291	92,307	91,783	214,700	576,055	6,650	1,354,317
PPP loans
Pass	—	—	—	—	16,840	32,900	—	—	49,740
Substandard	—	—	—	—	1,365	—	—	—	1,365
Total	—	—	—	—	18,205	32,900	—	—	51,105
Income producing - commercial real estate
Pass	572,550	333,394	418,489	495,808	337,178	549,356	198,210	—	2,904,985
Watch	58,334	73,760	—	43,561	35,094	—	—	—	210,749
Special Mention	101,580	—	41,936	4,264	—	—	47,692	—	195,472
Substandard	60,059	—	8,491	5,542	—	—	—	—	74,092
Total	792,523	407,154	468,916	549,175	372,272	549,356	245,902	—	3,385,298
Owner occupied - commercial real estate
Pass	353,471	127,687	210,348	81,604	41,135	184,529	16,838	1,922	1,017,534
Watch	22,710	4,581	11,783	7,026	—	—	62	—	46,162
Special Mention	—	—	—	2,122	—	—	—	—	2,122
Substandard	21,958	—	—	—	—	—	—	—	21,958
Total	398,139	132,268	222,131	90,752	41,135	184,529	16,900	1,922	1,087,776
Real estate mortgage - residential
Pass	14,645	5,854	12,956	15,546	3,436	16,495	—	—	68,932
Watch	3,255	—	—	—	—	—	—	—	3,255
Substandard	1,698	—	—	81	—	—	—	—	1,779
Total	19,598	5,854	12,956	15,627	3,436	16,495	—	—	73,966
Construction - commercial and residential
Pass	32,815	139,756	171,152	142,599	160,952	71,799	127,956	1,773	848,802
Watch	506	43,918	—	—	—	—	—	—	44,424
Substandard	—	—	—	3,093	—	—	—	—	3,093
Total	33,321	183,674	171,152	145,692	160,952	71,799	127,956	1,773	896,319
Construction - C&I (owner occupied)
Pass	19,710	1,754	25,163	39,803	61,408	768	6,648	—	155,254
Watch	680	390	3,255	—	—	—	—	—	4,325
Total	20,390	2,144	28,418	39,803	61,408	768	6,648	—	159,579
Home equity
Pass	1,474	—	—	—	70	702	52,077	883	55,206
Watch	193	—	—	—	—	—	—	—	193
Substandard	46	—	—	45	—	—	58	263	412
Total	1,713	—	—	45	70	702	52,135	1,146	55,811
Other consumer
Pass	370	—	—	—	—	—	1,002	—	1,372
Substandard	—	—	—	—	—	—	55	—	55
Total	370	—	—	—	—	—	1,057	—	1,427
Total Recorded Investment	$1,457,032	$806,647	$1,009,864	$933,401	$749,261	$1,071,249	$1,026,653	$11,491	$7,065,598
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
The table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
September 30, 2022
Commercial	$110	$342	$—	$452	$1,412,528	$3,018	$1,415,998
PPP loans	—	—	—	—	7,241	—	7,241
Income producing - commercial real estate	155	10,978	—	11,133	3,654,942	2,645	3,668,720
Owner occupied - commercial real estate	281	—	—	281	1,090,981	21	1,091,283
Real estate mortgage - residential	—	—	—	—	69,814	1,917	71,731
Construction - commercial and residential	—	1,945	—	1,945	856,155	—	858,100
Construction - C&I (owner occupied)	—	2,301	—	2,301	136,937	—	139,238
Home equity	—	55	—	55	51,341	—	51,396
Other consumer	55	—	—	55	736	—	791
Total	$601	$15,621	$—	$16,222	$7,280,675	$7,601	$7,304,498

December 31, 2021
Commercial	$1,462	$672	$—	$2,134	$1,343,307	$8,876	$1,354,317
PPP loans	1,765	825	—	2,590	47,150	1,365	51,105
Income producing - commercial real estate	—	—	—	—	3,371,842	13,456	3,385,298
Owner occupied - commercial real estate	419	19,108	—	19,527	1,068,207	42	1,087,776
Real estate mortgage – residential	1,372	—	—	1,372	70,584	2,010	73,966
Construction - commercial and residential	—	—	—	—	893,226	3,093	896,319
Construction - C&I (owner occupied)	—	—	—	—	159,579	—	159,579
Home equity	33	187	—	220	55,225	366	55,811
Other consumer	—	—	—	—	1,427	—	1,427
Total	$5,051	$20,792	$—	$25,843	$7,010,547	$29,208	$7,065,598
The following presents the nonaccrual loans as of September 30, 2022 and December 31, 2021:

	Nonaccrual with	Nonaccrual with	Total
	No Allowance	an Allowance	Nonaccrual
(dollars in thousands, except amounts in footnotes)	for Credit Loss	for Credit Loss	Loans
September 30, 2022
Commercial	$405	$2,613	$3,018
Income producing - commercial real estate	—	2,645	2,645
Owner occupied - commercial real estate	21	—	21
Real estate mortgage - residential	—	1,917	1,917
Home equity	—	—	—
Total (1)(2)	$426	$7,175	$7,601

December 31, 2021
Commercial	$5,806	$3,070	$8,876
PPP loans (3)	1,365	—	1,365
Income producing - commercial real estate	3,920	9,536	13,456
Owner occupied - commercial real estate	42	—	42
Real estate mortgage - residential	1,779	231	2,010
Construction - commercial and residential	3,093	—	3,093
Home equity	366	—	366
Total (1)(2)	$16,371	$12,837	$29,208

(1)Excludes TDRs that were performing under their restructured terms totaling $24.5 million and $10.2 million at September 30, 2022 and December 31, 2021, respectively.
(2)Gross interest income of $410 thousand and approximately $1.4 million would have been recorded for the nine months ended September 30, 2022 and 2021, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while $5 thousand and $23 thousand interest income was actually recorded on such loans for the nine months ended September 30, 2022 and 2021 respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.
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
In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complied with the CARES Act and ASC 310-40 to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allowed for a deferral of payments for 90 days, which we extended for an additional 90 days for certain borrowers, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board. As of September 30, 2022, substantially all of the borrowers granted deferrals under this program have returned to regular payment status.
The Company had one loan modification with a balance of $19.2 million that resulted in a TDR for the three and nine months ended September 30, 2022 and there were no loan modifications that resulted in TDRs for the nine months ended September 30, 2021.
The Company had five TDRs at September 30, 2022 totaling approximately $24.5 million. All of these loans were performing under their modified terms as of September 30, 2022. The Company had seven TDRs at December 31, 2021, totaling $16.5 million.
During the three and nine months ended September 30, 2022, four loans that had been modified as TDRs with a balance of $30.3 million, including two that previously were on nonperforming status, were sold, resulting in a charge-off of $1.4 million in connection with the sale. For the nine months ended September 30, 2021, the collateral for one previously nonperforming restructured loan was sold, and all of the loan's principal and part of its delinquent interest were collected; and one restructured loan that was purchased as part of the 2014 acquisition of Virginia Heritage Bank was collected at its full carrying value.
For the first nine months of 2022 there were no loans that were modified as a TDR that defaulted. For the first nine months of 2021, one performing TDR loan, with a balance of $101 thousand, defaulted on its modified terms and was placed on nonaccrual status and charged off.
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
As of September 30, 2022 and December 31, 2021, the Company had $26.0 million and $30.6 million of operating lease ROU assets, respectively, and $30.8 million and $35.5 million of operating lease liabilities, respectively, on the Company's Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
The leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in ROU assets and lease liabilities.
As of September 30, 2022, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company's ability to incur additional financial obligations.

The following table presents lease costs and other lease information.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	September 30, 2022		September 30, 2021		September 30, 2022	September 30, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,757		$1,960		$5,418	$6,132
Variable lease cost (cost excluded from lease payments)	270		205		781	678
Sublease income	(30)		(117)		(212)	(291)
Net lease cost	$1,997		$2,048		$5,987	$6,519

Operating lease - operating cash flows (fixed payments)	$1,809		$1,992		$5,551	$6,344

(dollars in thousands)	September 30, 2022		December 31, 2021
Operating lease right-of-use assets	$26,022		$30,555
Operating lease liabilities	$30,837		$35,501
Weighted average lease term - operating leases	5.81	yrs	6.26	yrs
Weighted average discount rate - operating leases	2.95%		3.05%

Future minimum payments for operating leases with initial or remaining terms of more than one year as of September 30, 2022 were as follows:

(dollars in thousands)
Twelve months ended:
September 30, 2023	$1,799
September 30, 2024	7,036
September 30, 2025	6,292
September 30, 2026	5,329
September 30, 2027	4,184
Thereafter	8,475
Total future minimum lease payments	33,115
Amounts representing interest	(2,278)
Present value of net future minimum lease payments	$30,837
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
The Company's sole designated cash flow hedge matured during April 2021. Thus, as of September 30, 2022 and December 31, 2021, the Company had no designated cash flow hedge interest rate swap transactions outstanding associated with the Company's variable rate deposits. Amounts reported in accumulated other comprehensive income related to designated cash flow hedge derivatives were reclassified to interest income/expense as interest payments were made/received on the Company's variable-rate assets/liabilities.

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

The table below identifies the balance sheet category and fair value of the Company's designated cash flow hedge derivative instruments and non-designated hedges as of September 30, 2022 and December 31, 2021. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement at September 30, 2022, it could have been required to settle its obligations under the agreement at the termination value.

	September 30, 2022			December 31, 2021
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments in an asset position
Interest rate product	$316,161	$30,635	Other assets	$272,825	$5,273	Other assets
Mortgage banking derivatives	8,000	259	Other assets	56,331	636	Other assets
	$324,161	$30,894		$329,156	$5,909

Derivatives not designated as hedging instruments in a liability position
Interest rate product	$316,161	$29,492	Other liabilities	$272,825	$5,223	Other liabilities
Mortgage banking derivatives	21,428	115	Other liabilities	—	—	Other liabilities
Credit risk participation agreements	26,032	3	Other liabilities	26,417	47	Other liabilities
	$363,621	29,610		$299,242	5,270
Cash and other collateral posted		(2,270)			(2,930)
Net derivatives in a liability position		$27,340			$2,340
The table below presents the pre-tax net gains (losses) of the Company's designated cash flow hedges for the three and nine months ended September 30, 2022 and 2021:

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
	Amount of Gain (Loss) Recognized			Amount of Gain (Loss) Reclassified
Derivatives in Subtopic	in OCI on Derivatives		Location of	from AOCI into Net Income
815-20 Hedging Relationships	Three Months Ended September 30,		Gain (Loss) Recognized	Three Months Ended September 30,
(dollars in thousands)	2022	2021	from AOCI into Net Income	2022	2021
Derivatives in cash flow hedging relationships
Interest rate products	$—	$—	Interest Expense	$—	$—

	Amount of Gain (Loss) Recognized			Amount of Gain (Loss) Reclassified
Derivatives in Subtopic	in OCI on Derivative		Location of	from AOCI into Net Income
815-20 Hedging Relationships	Nine Months Ended September 30,		Gain (Loss) Recognized	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	from AOCI into Net Income	2022	2021
Derivatives in cash flow hedging relationships
Interest rate products	$—	$1	Interest Expense	$—	$(445)

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Amount of Gain (Loss) Recognized in Interest Expense on
	Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$—	$—	$—	$(445)

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$—	$(445)
Amount of gain (loss) reclassified from AOCI into income - included component	$—	$—	$—	$(445)

The Effect of Derivatives Not Designated as Hedging Instruments in the Consolidated Statements of Income
		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	in Income on Derivatives	2022	2021	2022	2021
Interest rate products	Other income / (other expense)	$837	$277	$2,299	$261
Mortgage banking derivatives	Gain on sale of loans	(90)	1,575	(619)	5,268
Other contracts	Other income / (other expense)	—	—	—	44
Total		$747	$1,852	$1,680	$5,573

Note 7. Long-Term Borrowings
The following table presents information related to the Company's long-term borrowings as of September 30, 2022 and December 31, 2021.

(dollars in thousands)	September 30, 2022	December 31, 2021
Subordinated Notes, 5.75%	$70,000	$70,000
Less: unamortized debt issuance costs	(237)	(330)
Total	$69,763	$69,670
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

Note 8. Net Income per Common Share
The calculation of net income per common share for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Basic:
Net income	$37,297	$43,609	$98,737	$135,071
Average common shares outstanding	32,084	31,959	32,066	31,931
Basic net income per common share	$1.16	$1.36	$3.08	$4.23

Diluted:
Net income	$37,297	$43,609	$98,737	$135,071
Average common shares outstanding	32,084	31,959	32,066	31,931
Adjustment for common share equivalents	71	72	72	62
Average common shares outstanding-diluted	32,155	32,031	32,138	31,993
Diluted net income per common share	$1.16	$1.36	$3.07	$4.22

Anti-dilutive shares	3	3	—	3

Note 9. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2022
Net unrealized (loss) on securities available-for-sale	$(81,384)	$21,355	$(60,029)
Less: Reclassification adjustment for net (gain) loss included in net income	(4)	1	(3)
Total unrealized (loss) on investment securities available-for-sale	(81,388)	21,356	(60,032)
Amortization of unrealized loss on securities transferred to held-to-maturity	2,382	(620)	1,762
Total unrealized loss recognized on investment securities held-to-maturity	2,382	(620)	1,762
Other comprehensive (loss)	$(79,006)	$20,736	$(58,270)

Three Months Ended September 30, 2021
Net unrealized (loss) on securities available-for-sale	$(7,682)	$1,979	$(5,703)
Less: reclassification adjustment for net (gain) loss included in net income	(1,519)	386	(1,133)
Total unrealized (loss) gain on investment securities available-for-sale	(9,201)	2,365	(6,836)
Other comprehensive (loss)	$(9,201)	$2,365	$(6,836)

Nine Months Ended September 30, 2022
Net unrealized (loss) on securities available-for-sale	$(205,329)	$53,876	$(151,453)
Less: Reclassification adjustment for net loss (gain) included in net income	172	(58)	114
Total unrealized (loss) on investment securities available-for-sale	(205,157)	53,818	(151,339)
Net unrealized (loss) gain on securities transferred to held-to-maturity	(66,193)	17,098	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	5,071	(1,318)	3,753
Total unrealized (loss) on investment securities held-to-maturity	(61,122)	15,780	(45,342)
Net unrealized gain on derivatives	284	—	284
Total unrealized gain on derivatives	284	—	284
Other comprehensive (loss)	$(265,995)	$69,598	$(196,397)

Nine Months Ended September 30, 2021
Net unrealized (loss) on securities available-for-sale	$(22,437)	$5,771	$(16,666)
Less: Reclassification adjustment for net (gain) loss included in net income	(2,058)	524	(1,534)
Total unrealized (loss) gain on investment securities available-for-sale	(24,495)	6,295	(18,200)
Net unrealized gain on derivatives	1,033	(264)	769
Reclassification adjustment for (gain) loss included in net income	(517)	132	(385)
Total unrealized gain on derivatives	516	(132)	384
Other comprehensive (loss)	$(23,979)	$6,163	$(17,816)
(1) Represents unamortized AOCI on securities transferred to held-to-maturity status.

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the three and nine months ended September 30, 2022 and 2021.

	Securities	Securities		Accumulated Other
	Available	Held to		Comprehensive
(dollars in thousands)	For Sale	Maturity	Derivatives	Income (Loss)
Three Months Ended September 30, 2022
Balance at beginning of period	$(105,265)	$(47,104)	$—	$(152,369)
Other comprehensive (loss) before reclassifications	(60,029)	—	—	(60,029)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	—	(3)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,762	—	1,762
Net other comprehensive (loss) during period	(60,032)	1,762	—	(58,270)
Balance at end of period	$(165,297)	$(45,342)	$—	$(210,639)

Three Months Ended September 30, 2021
Balance at beginning of period	$4,804	$—	$(284)	$4,520
Other comprehensive (loss) before reclassifications	(5,703)	—	—	(5,703)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,133)	—	—	(1,133)
Net other comprehensive (loss) during period	(6,836)	—	—	(6,836)
Balance at end of period	$(2,032)	$—	$(284)	$(2,316)

Nine Months Ended September 30, 2022
Balance at beginning of period	$(13,958)	$—	$(284)	$(14,242)
Other comprehensive (loss) income before reclassifications	(151,453)	—	284	(151,169)
Amounts reclassified from accumulated other comprehensive income (loss)	114	—	—	114
Net unrealized (loss) on securities transferred to held-to-maturity	—	(49,095)	—	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	3,753	—	3,753
Net other comprehensive (loss) income during period	(151,339)	(45,342)	284	(196,397)
Balance at end of period	$(165,297)	$(45,342)	$—	$(210,639)

Nine Months Ended September 30, 2021
Balance at beginning of period	$16,168	$—	$(668)	$15,500
Other comprehensive (loss) income before reclassifications	(16,666)	—	769	(15,897)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,534)	—	(385)	(1,919)
Net other comprehensive (loss) income during period	(18,200)	—	384	(17,816)
Balance at end of period	$(2,032)	$—	$(284)	$(2,316)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021.

	Amount Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive (Loss) Income		Affected Line Item in
Comprehensive Loss Components	Three Months Ended September 30,		Consolidated Statements of
(dollars in thousands)	2022	2021	Income
Realized (loss) gain on sale of investment securities	$4	$1,519	Net gain (loss) on sale of investment securities
Income tax benefit (expense)	(1)	(386)	Income tax expense
Total reclassifications for the periods	$3	$1,133

	Amount Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive (Loss) Income		Affected Line Item in
Comprehensive Loss Components	Nine Months Ended September 30,		Consolidated Statements of
(dollars in thousands)	2022	2021	Income
Realized (loss) gain on sale of investment securities	$(172)	$2,058	Net gain (loss) on sale of investment securities
Interest income derivative deposits	—	517	Interest on balances with other banks and short-term investments
Income tax benefit (expense)	58	(656)	Income tax expense
Total reclassifications for the periods	$(114)	$1,919
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
Level 1         Quoted prices in active exchange markets for identical assets or liabilities.; also includes certain U.S. Treasury and other U.S. Government and agency securities actively traded in over-the-counter markets.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
September 30, 2022
Assets:
Investment securities available-for-sale:
U.S treasury bonds	$—	$46,048	$—	$46,048
U. S. agency securities	—	668,328	—	668,328
Residential mortgage-backed securities	—	828,367	—	828,367
Commercial mortgage-backed securities	—	94,172	—	94,172
Municipal bonds	—	10,993	—	10,993
Corporate bonds	—	1,845	—	1,845
Loans held for sale	—	9,387	—	9,387
Interest rate derivatives	—	30,635	—	30,635
Mortgage banking derivatives	—	—	259	259
Total assets measured at fair value on a recurring basis as of September 30, 2022	$—	$1,689,775	$259	$1,690,034
Liabilities:
Credit risk participation agreements	$—	$3	$—	$3
Interest rate derivatives	—	29,492	—	29,492
Mortgage banking derivatives	—	—	115	115
Total liabilities measured at fair value on a recurring basis as of September 30, 2022	$—	$29,495	$115	$29,610
December 31, 2021
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$49,458	$—	$49,458
U. S. agency securities	—	622,387	—	622,387
Mortgage-backed securities	—	1,677,673	—	1,677,673
Municipal bonds	—	145,431	—	145,431
Corporate bonds	—	116,459	12,000	128,459
Loans held for sale	—	47,218	—	47,218
Interest rate caps	—	5,197	—	5,197
Mortgage banking derivatives	—	—	636	636
Total assets measured at fair value on a recurring basis as of December 31, 2021	$—	$2,663,823	$12,636	$2,676,459
Liabilities:
Credit risk participation agreements	$—	$47	$—	$47
Interest rate derivatives	—	5,147	—	5,147
Total liabilities measured at fair value on a recurring basis as of December 31, 2021	$—	$5,194	$—	$5,194

Investment securities available-for-sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange. Level 2 securities includes certain U.S. treasury bonds, U.S. agency debt securities, mortgage-backed securities issued by Government Sponsored Entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amounts approximate the fair value.
Loans held for sale: The Company has elected to carry loans held for sale at fair value. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. Gains and losses on sales of residential mortgage loans are recorded as a component of noninterest income in the Consolidated Statements of income. Gains and losses on sale of multifamily FHA securities are recorded as a component of noninterest income in the Consolidated Statements of Income. Fair value is derived from secondary market quotations for similar instruments. As such, the Company classifies loans subjected to fair value adjustments as Level 2 valuation.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of September 30, 2022 and December 31, 2021.

		Aggregate Unpaid
(dollars in thousands)	Fair Value	Principal Balance	Difference
September 30, 2022
Loans held for sale	$9,387	$9,862	$(475)
December 31, 2021
Loans held for sale	$47,218	$46,623	$595
There were no residential mortgage loans held for sale that were 90 or more days past due or on nonaccrual status as of September 30, 2022 or December 31, 2021.
Credit risk participation agreements: The Company enters into RPAs with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower's performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers' credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Accordingly, RPAs fall within Level 2.
Interest rate derivatives: The Company entered into an interest rate derivative agreement with an institutional counterparty, under which the Company will receive cash if and when market rates exceed the derivatives strike rate. The fair value of the derivative ~~cap~~ is calculated by determining the total expected asset or liability exposure of the derivatives. Total expected exposure incorporates both the current and potential future exposure of the derivative, derived from using observable inputs, such as yield curves and volatilities. Accordingly, the derivative falls within Level 2.
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
The following is a reconciliation of activity for assets measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Investment
	Securities	Mortgage Banking
(dollars in thousands)	Available-for-Sale	Derivatives	Total
Assets:
Beginning balance at January 1, 2022	$12,000	$636	$12,636
Unrealized loss included in earnings	—	(377)	(377)
Reclassified to investment securities held-to-maturity	(12,000)	—	(12,000)
Ending balance at September 30, 2022	$—	$259	$259

Liabilities:
Beginning balance at January 1, 2022		$—	$—
Unrealized loss included in earnings		115	115
Ending balance at September 30, 2022		$115	$115

	Investment
	Securities	Mortgage Banking
(dollars in thousands)	Available-for-Sale	Derivatives	Total
Assets:
Beginning balance at January 1, 2021	$1,500	$5,213	$6,713
Realized loss included in earnings	—	(4,577)	(4,577)
Reclass Level 2 to Level 3	12,000	—	12,000
Principal redemption	(1,500)	—	(1,500)
Ending balance at December 31, 2021	$12,000	$636	$12,636
For Level 3 assets measured at fair value on a recurring or nonrecurring basis as of September 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

		September 30, 2022				December 31, 2021
(dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value	Weighted Average (1)	Fair Value
Mortgage banking derivatives	Pricing Model	Pull Through Rate	59.9% - 100.0%	83.18%	$259	86.40%	$636
(1) Unobservable inputs for mortgage banking derivatives were weighted by loan amount.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.

At September 30, 2022, substantially all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e. those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
Assets measured at fair value on a nonrecurring basis are included in the table below:

		Significant	Significant
		Other	Other
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	(Fair Value)
September 30, 2022
Collateral dependent loans
Commercial	$—	$—	$2,459	$2,459
Income producing - commercial real estate	—	—	3,081	3,081
Owner occupied - commercial real estate	—	—	19,191	19,191
Real estate mortgage - residential	—	—	1,580	1,580
Home equity	—	—	—	—
Other real estate owned	—	—	1,962	1,962
Total assets measured at fair value on a nonrecurring basis as of September 30, 2022	$—	$—	$28,273	$28,273

December 31, 2021
Collateral dependent loans
Commercial	$—	$—	$8,121	$8,121
PPP loans	—	—	1,365	1,365
Income producing - commercial real estate	—	—	17,415	17,415
Owner occupied - commercial real estate	—	—	42	42
Real estate mortgage - residential	—	—	1,779	1,779
Construction - commercial and residential	—	—	3,093	3,093
Home equity	—	—	366	366
Other real estate owned	—	—	1,635	1,635
Total assets measured at fair value on a nonrecurring basis as of December 31, 2021	$—	$—	$33,816	$33,816
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

Quoted market prices, if available, are shown as estimates of fair value. Because no quoted market prices exist for a portion of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instrument values and should not be considered an indication of the fair value of the Company taken as a whole. The estimated fair value of the Company's financial instruments at September 30, 2022 and December 31, 2021 are as follows:

			Fair Value Measurements
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying
(dollars in thousands)	Value	Fair Value
September 30, 2022
Assets
Cash and due from banks	$27,235	$27,235	$27,235	$—	$—
Federal funds sold	$69,809	$69,809	$—	$69,809	$—
Interest bearing deposits with other banks	$47,131	$47,131	$—	$47,131	$—
Investment securities available-for-sale	$1,649,753	$1,649,753	$—	$1,649,753	$—
Investment securities held-to-maturity	$1,114,084	$989,001	$—	$977,001	$12,000
Loans held for sale	$9,387	$9,387	$—	$9,387	$—
Loans	$7,228,731	$7,117,321	$—	$—	$7,117,321
Mortgage banking derivatives	$259	$259	$—	$—	$259
Interest rate derivatives	$30,635	$30,635	$—	$30,635	$—

Liabilities
Noninterest bearing deposits	$2,928,774	$2,928,774	$—	$2,928,774	$—
Interest bearing deposits	$5,185,335	$5,185,335	$—	$5,185,335	$—
Time deposits	$649,241	$639,069	$—	$639,069	$—
Customer repurchase agreements	$21,465	$21,465	$—	$21,465	$—
Borrowings	$584,763	$583,416	$—	$583,416	$—
Mortgage banking derivatives	$115	$115	$—	$—	$115
Credit risk participation agreement	$3	$3	$—	$3	$—
Interest rate derivatives	$29,492	$29,492	$—	$29,492	$—

December 31, 2021
Assets
Cash and due from banks	$12,886	$12,886	$12,886	$—	$—
Federal funds sold	$20,391	$20,391	$—	$20,391	$—
Interest bearing deposits with other banks	$1,680,945	$1,680,945	$—	$1,680,945	$—
Investment securities	$2,623,408	$2,623,408	$—	$2,611,408	$12,000
Federal Reserve and Federal Home Loan Bank stock	$34,153	$34,153	$—	$34,153	$—
Loans held for sale	$47,218	$47,218	$—	$47,218	$—
Loans	$7,065,598	$6,930,929	$—	$—	$6,930,929
Mortgage banking derivatives	$636	$636	$—	$—	$636
Interest rate derivatives	$5,197	$5,197	$—	$5,197	$—

Liabilities
Noninterest bearing deposits	$3,277,956	$3,277,956	$—	$3,277,956	$—
Interest bearing deposits	$5,974,502	$5,974,502	$—	$5,974,502	$—
Time deposits	$729,082	$736,001	$—	$736,001	$—
Customer repurchase agreements	$23,918	$23,918	$—	$23,918	$—
Borrowings	$369,670	$374,326	$—	$374,326	$—
Credit risk participation agreements	$47	$47	$—	$47	$—
Interest rate derivatives	$5,147	$5,147	$—	$5,147	$—

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
On June 1, 2022, the Company reached an agreement in principle with the SEC staff to resolve the SEC's investigation with respect to the Company's identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. On August 16, 2022, the SEC approved the settlement, pursuant to which the Company consented, without admitting or denying the SEC's allegations, to the entry of an administrative cease-and-desist order for violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 13a-1, 14a-9 and 12b-20 thereunder; and agreed to pay a civil money penalty of $10.0 million and $2.6 million in disgorgement, plus prejudgment interest. On October 6, 2022, the SEC staff informed our Chief Financial Officer that it had concluded its related investigation as to him and does not intend to recommend an enforcement action against him. No additional contingent liabilities were recorded in the third quarter of 2022 in connection with the SEC's approval and public announcement of the settlement.
On August 2, 2022, the Bank reached an agreement in principle with the staff of the Board of Governors of the Federal Reserve System ("FRB") to resolve the FRB's investigation with respect to the Bank. As previously disclosed, the investigation relates to the Company's identification, classification and disclosure of related party transactions; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. On August 16, 2022, the FRB approved the settlement, pursuant to which the Company consented, without admitting or denying the FRB's allegations, to the entry of a consent order for violations of Regulation O, 12 C.F.R. §§ 215 et seq., and unsafe and unsound banking practices, due to internal control deficiencies relating to loans involving its former Chief Executive Officer and an inadequate third-party risk management program, in each case from 2015 to 2018, and would pay a civil money penalty of approximately $9.5 million. No additional contingent liabilities were recorded in the third quarter of 2022 in connection with the FRB's approval and public announcement of the settlement.

As previously disclosed, the Company maintains director and officer insurance policies ("D&O Insurance Policies") that provide coverage for the legal defense costs related to certain of the above-described investigations and litigations and those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. When claims are covered by D&O Insurance Policies, the Company records a corresponding receivable against the incurred legal defense cost expense subject to coverage under the D&O Insurance Policies and then eliminates the receivable and expense when the claim is paid. Since the commencement of the above-described matters in 2018 through September 30, 2022, the Company's D&O Insurance carriers have advanced a number of defense cost claims to the Company and its current and former directors and officers. Subject to any new developments to the above-described investigations and litigations that may occur over the next few months, the Company currently believes there is a possibility that the applicable D&O Insurance Policies may be exhausted as early as the fourth quarter of 2022. Once the D&O Insurance Policies are exhausted, the Company will be responsible for paying the defense costs associated with the above-described investigations and litigations for itself and on behalf of any current and former Officers and Directors entitled to indemnification from the Company. The Company cannot predict with any certainty the amount of defense costs that the Company may incur in the future in connection with currently ongoing and any potential future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company's control.

Note 12 - Subsequent Events
The Company has evaluated subsequent events through the filing of this report and determined there have not been any events that have occurred that would require adjustments to, or disclosures in the Consolidated Financial Statements.

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
GENERAL
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through EagleBank (the "Bank"), its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company's primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of sixteen branch offices, including five in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C. The Bank also operates five lending offices, with one in Northern Virginia, three in Suburban Maryland and one in Washington, D.C.
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
Settlement of Legal Matters
On June 1, 2022, the Company reached an agreement in principle with the SEC staff to resolve the SEC's investigation with respect to the Company's identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. On August 16, 2022, the SEC approved the settlement, pursuant to which the Company consented, without admitting or denying the SEC's allegations, to the entry of an administrative cease-and-desist order for violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 13a-1, 14a-9 and 12b-20 thereunder; and agreed to pay a civil money penalty of $10.0 million and $2.6 million in disgorgement, plus prejudgment interest. On October 6, 2022, the SEC staff informed our Chief Financial Officer that it had concluded its related investigation as to him and does not intend to recommend an enforcement action against him. No additional contingent liabilities were recorded in the third quarter of 2022 in connection with the SEC's approval and public announcement of the settlement.
On August 2, 2022, the Bank reached an agreement in principle with the staff of the Board of Governors of the Federal Reserve System ("FRB") to resolve the FRB's investigation with respect to the Bank. As previously disclosed, the investigation relates to the Company's identification, classification and disclosure of related party transactions; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. On August 16, 2022, the FRB approved the settlement, pursuant to which the Company consented, without admitting or denying the FRB's allegations, to the entry of a consent order for violations of Regulation O, 12 C.F.R. §§ 215 et seq., and unsafe and unsound banking practices, due to internal control deficiencies relating to loans involving its former Chief Executive Officer and an inadequate third-party risk management program, in each case from 2015 to 2018, and would pay a civil money penalty of approximately $9.5 million. No additional contingent liabilities were recorded in the third quarter of 2022 in connection with the FRB's approval and public announcement of the settlement.
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

CRITICAL ACCOUNTING POLICIES
The Company's Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and Note 1 to the Consolidated Financial Statements included in this report. There have been no significant changes to the Company's accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 except as indicated in "Investment Securities," "Transfers of Investment Securities from Available-for-Sale to Held-to-Maturity" and "Accounting Standards Adopted in 2022" in Note 1 to the Consolidated Financial Statements in this report.
RESULTS OF OPERATIONS
Earnings Summary
Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021
Net income for the three months ended September 30, 2022 was $37.3 million compared to $43.6 million for the same period in 2021, a decrease of $6.3 million, or 14.5%.
The decrease in net income of $6.3 million for the three months ended September 30, 2022 relative to the same period in 2021 was due primarily to an increase in provision for credit losses of $11.2 million and a decrease in noninterest income of $3.0 million, which were partially offset by an increase in net interest income of $4.9 million and a decrease in income taxes of $2.9 million. Noninterest income decreased due to decreases in gain on sale of residential loans of $2.5 million and a decrease in gain on sale of investment securities of $1.5 million, which were partially offset by an increase on other income of $911 thousand.
Total revenue (i.e. net interest income plus noninterest income) was $89.2 million for the three months ended September 30, 2022 as compared to $87.3 million for the same period in 2021. The most significant portion of revenue is net interest income, which was $83.9 million for the three months ended September 30, 2022, compared to $79.0 million for the same period in 2021. Net interest income increased due to increased income on investments and loans, due to higher average investment and loan balances and variable rate loans adjusting upwards as rates increased, which was partially offset by the decrease in total deposits, increased interest expense due to higher rates on deposits and faster rate adjustments on money market and savings accounts.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 3.02% for the three months ended September 30, 2022 and 2.73% for the same period in 2021. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the three months ended September 30, 2022 decreased to $5.3 million from $8.3 million for the same period in 2021, a 36.0% decrease. Noninterest income was lower due to decreases in gain on sale of residential and securitized loans and gain on sale of investment securities. For further information on the components and drivers of these changes see "Noninterest Income" section below.
Gain on sale of loans for the three months ended September 30, 2022 was $821 thousand compared to $3.3 million for the same period in 2021, a decrease of 75.4%. The continuing rise in interest rates for residential mortgages in 2022 had a substantial negative impact on the volume of residential mortgage originations (down 79.44% compared to the third quarter of 2021) and in turn the sale of residential mortgages declined.

Other income for the three months ended September 30, 2022 increased to $2.5 million from $1.6 million for the same period in 2021, a 56.9% increase. This increase was primarily attributable to an increase in other loan income of $543 thousand, gain on sale of loans securitized of $248 thousand, and $189 thousand increase in miscellaneous income.
Noninterest expenses totaled $36.2 million for the three months ended September 30, 2022, as compared to $36.4 million for same period in 2021, a 0.5% decrease. See the "Noninterest Expense" section for further detail on the components and drivers of the change.
Income tax expenses were $11.9 million for the three months ended September 30, 2022, a decrease of 19.8%, compared to the same period in 2021. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 40.59% for the three months ended September 30, 2022, as compared to 41.65% for the same period in 2021. The improvement in the efficiency ratio was driven primarily by an increase in net interest income of $4.9 million which was partially offset by a $3.0 million decrease in noninterest income.
For the three months ended September 30, 2022, the Company reported an annualized return on average assets ("ROAA") of 1.29%, as compared to 1.46% for the same period in 2021. Total shareholders' equity was $1.2 billion at September 30, 2022, compared to $1.3 billion a year earlier. The annualized return on average common equity ("ROACE") for the three months ended September 30, 2022 was 11.64% as compared to 13.00% for the same period in 2021. The annualized return on average tangible common equity ("ROATCE") for the three months ended September 30, 2022 was 12.67% as compared to 14.11% for the same period in 2021. The decline in returns was driven primarily by a decrease in net income.
Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Net income for the nine months ended September 30, 2022 was $98.7 million as compared to $135.1 million for the same period in 2021, a decrease of $36.3 million, or 26.9%.
The decrease in net income of $36.3 million for the nine months ended September 30, 2022 relative to the same period in 2021 was due to an increase in provision for credit losses of $15.1 million, a decrease in noninterest income of $11.5 million and an increase in noninterest expenses of $16.3 million, which were partially offset by an increase in net interest income of $939 thousand and a reduction of income tax expense of $7.5 million. Non interest income decreased primarily due to a decrease in gain on sale of residential and securitized loans. During the nine months ended September 30, 2022, the Company closed residential mortgage locked commitments of $286.2 million, down from $831.4 million for the nine months ended September 30, 2021. Noninterest expenses increased primarily in connection with the accrual of settlement expenses in the second quarter of 2022 in connection with the agreements with the SEC and FRB totaling $22.9 million, which was partially offset by reductions in salaries and benefits of $3.4 million, legal and professional fees of $2.5 million and $2.3 million in FDIC insurance. Additional detail is provided in "Noninterest Expense" section below.
Total revenue (i.e. net interest income plus noninterest income) was $265.6 million for the nine months ended September 30, 2022 as compared to $276.1 million for the same period in 2021. The most significant portion of revenue is net interest income, which was $247.3 million for the nine months ended September 30, 2022, compared to $246.3 million for the same period in 2021. Net interest income increased due to increased average balances and income on investments and lower average balance on deposits and borrowings which was partially offset by lower average loan balances, increased interest rates on deposits and faster rate adjustments on money market and savings accounts. The primary driver for the reduction in noninterest income was a decrease in gain on sale of residential and securitized loans.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.86% for the nine months ended September 30, 2022 and 2.91% for the same period in 2021. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the nine months ended September 30, 2022 decreased to $18.3 million from $29.8 million for the same period in 2021, a 38.5% decrease. Noninterest income was lower due to decreases in gain on sale of investment securities and residential and securitized loans. For further information on the components and drivers of these changes see "Noninterest Income" section below.
Gain on sale of loans for the nine months ended September 30, 2022 was $3.2 million compared to $12.0 million for the same period in 2021, a decrease of 73.6%. The rise in interest rates for residential mortgages in 2022 has had a substantial negative impact on the volume of residential mortgage originations and in turn the sale of residential mortgages declined.

Other income for the nine months ended September 30, 2022 decreased to $9.5 million from $11.0 million for the same period in 2021, a 14.2% decrease. This decrease was primarily attributable to a reduction in gains on the sale of securitized loans of $2.5 million which was partially offset by an increase in other loan income of $972 thousand.
Noninterest expense totaled $126.2 million for the nine months ended September 30, 2022, as compared to $109.9 million or same period in 2021, a 14.9% increase. The increase in non-interest expense was due to the $22.9 million accrual of settlement expenses which was partially offset by the $5.0 million accrual reduction related to share-based compensation awards and deferred compensation associated with our former CEO and Chairman which reduced noninterest expense. See the "Noninterest Expense" section for further detail on the components and drivers of the change.
Income tax expenses were $38.6 million for the nine months ended September 30, 2022, a decrease of 16.2%, compared to the same period in 2021. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio was 47.51% for the nine months ended September 30, 2022, as compared to 39.78% for the same period in 2021. The adverse change in the efficiency ratio was driven by the $22.9 million accrual of settlement expenses, which increased noninterest expense, and was partially offset by the $5.0 million accrual reduction related to share-based compensation awards and deferred compensation associated with our former CEO and Chairman which reduced noninterest expense. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
For the nine months ended September 30, 2022, the Company reported an annualized ROAA of 1.11%, as compared to 1.56% for the same period in 2021. The annualized ROACE for the nine months ended September 30, 2022 was 10.17% as compared to 13.98% for the same period in 2021. The annualized ROATCE for the nine months ended September 30, 2022 was 11.06% as compared to 15.21% or the same period in 2021. The decline in returns was attributable primarily to the $22.9 million of settlement expenses and the reduction on the gain on sale of loans as higher interest rates reduced mortgage origination volume. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
Net interest income was $83.9 million for the three months ended September 30, 2022, as compared to $79.0 million for the same period in 2021. Net interest income increased for the three months ended September 30, 2022 primarily due to an increase in average loans balances and yields (5.10% compared to 4.59%) and higher average investment balances and yields and on other average earning assets, which was partially offset by lower average deposit and borrowing balances with an increased interest rate as compared to September 30, 2021.
The net interest margin was 3.02% for the three months ended September 30, 2022 and 2.73% for the same period in 2021. The increase reflects the impact of the change in yields on earning assets which repriced primarily due to rate increases, which more than offset the increase in rates for and faster rate adjustments on interest bearing liabilities.
Net interest income was $247.3 million for the nine months ended September 30, 2022, as compared to $246.3 million for the same period in 2021. Net interest income increased for the nine months ended September 30, 2022 due to an increase in higher yielding earning assets, which was partially offset by lower loan volumes and increased rates on interest bearing deposits, as compared to September 30, 2021.
The net interest margin was 2.86% for the nine months ended September 30, 2022 and 2.91% for the same period in 2021. The decline reflects the impact of an increase in average earning assets and yields which was more than offset by an increase in the cost of funds.

Net interest margin decreased by 5 basis points from the first nine months of 2021 as compared to the first nine months of 2022 (from 2.91% to 2.86%). The yield on earning assets increased by 13 basis points (from 3.29% to 3.42%) while cost of funds increased 18 basis points (from 0.38% to 0.56%). Average interest bearing deposits with other banks and other short term investments were $1.4 billion nine months ended September 30, 2022 compared to $2.3 billion for the same period in 2021. Overall yields and rates moved higher in the first nine months of 2022 as compared to same period in 2021, variable rate loans adjusted upwards and an increased number of loans moved off their rate floors.
The tables below presents the average balances and rates of the major categories of the Company's assets and liabilities for the three and nine months ended September 30, 2022 and 2021. Included in the tables are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$771,063	$4,100	2.11%	$2,668,265	$1,083	0.16%
Loans held for sale (1)	11,586	150	5.18%	56,866	642	4.52%
Loans (1) (2)	7,282,589	93,594	5.10%	7,055,621	81,540	4.59%
Investment securities available-for-sale (2)	1,782,859	7,587	1.69%	1,670,723	5,877	1.40%
Investment securities held-to-maturity (2)	1,128,943	5,876	2.06%	—	—	—%
Federal funds sold	53,630	220	1.63%	34,805	10	0.11%
Total interest earning assets	11,030,670	111,527	4.01%	11,486,280	89,152	3.08%

Total noninterest earning assets	475,581			432,215
Less: allowance for credit losses	75,141			92,169
Total noninterest earning assets	400,440			340,046
TOTAL ASSETS	$11,431,110			$11,826,326

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$960,970	$1,891	0.78%	$842,086	$402	0.19%
Savings and money market	4,504,216	21,711	1.91%	4,971,866	3,645	0.29%
Time deposits	633,241	2,523	1.58%	763,513	2,543	1.32%
Total interest bearing deposits	6,098,427	26,125	1.70%	6,577,465	6,590	0.40%
Customer repurchase agreements	26,546	55	0.82%	27,348	14	0.20%
Other short-term borrowings	61,703	412	2.67%	300,003	506	0.67%
Long-term borrowings	69,752	1,038	5.95%	121,346	2,997	9.88%
Total interest bearing liabilities	6,256,428	27,630	1.75%	7,026,162	10,107	0.57%

Noninterest bearing liabilities:
Noninterest bearing demand	3,809,070			3,370,649
Other liabilities	93,859			98,493
Total noninterest bearing liabilities	3,902,929			3,469,142

Shareholders' Equity	1,271,753			1,331,022
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,431,110			$11,826,326

Net interest income		$83,897			$79,045
Net interest spread			2.26%			2.51%
Net interest margin			3.02%			2.73%
Cost of funds			0.99%			0.35%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.4 million and $6.3 million for the three months ended September 30, 2022 and 2021, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,449,800	$7,608	0.70%	$2,288,660	$2,239	0.13%
Loans held for sale (1)	18,216	548	4.01%	79,264	1,936	3.26%
Loans (1) (2)	7,147,844	249,168	4.66%	7,385,733	258,188	4.67%
Investment securities available for sale (2)	2,119,822	25,888	1.63%	1,506,996	15,878	1.41%
Investment securities held-to-maturity (2)	774,135	12,002	2.07%	—	—	—%
Federal funds sold	37,907	269	0.95%	32,146	25	0.10%
Total interest earning assets	11,547,724	295,483	3.42%	11,292,799	278,266	3.29%

Total noninterest earning assets	466,661			408,167
Less: allowance for credit losses	74,390			100,756
Total noninterest earning assets	392,271			307,411
TOTAL ASSETS	$11,939,995			$11,600,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$858,152	$2,843	0.44%	$819,033	$1,217	0.20%
Savings and money market	4,926,766	34,207	0.93%	4,842,621	11,312	0.31%
Time deposits	670,708	6,972	1.39%	826,790	8,759	1.42%
Total interest bearing deposits	6,455,626	44,022	0.91%	6,488,444	21,288	0.44%
Customer repurchase agreements	25,765	90	0.47%	22,240	34	0.20%
Other short-term borrowings	131,253	992	1.01%	300,003	1,502	0.67%
Long-term borrowings	69,722	3,112	5.95%	197,090	9,114	6.17%
Total interest bearing liabilities	6,682,366	48,216	0.96%	7,007,777	31,938	0.61%

Noninterest bearing liabilities:
Noninterest bearing demand	3,863,283			3,206,250
Other liabilities	96,176			93,960
Total noninterest bearing liabilities	3,959,459			3,300,210

Shareholders’ Equity	1,298,170			1,292,223
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,939,995			$11,600,210

Net interest income		$247,267			$246,328
Net interest spread			2.46%			2.68%
Net interest margin			2.86%			2.91%
Cost of funds			0.56%			0.38%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $11.5 million and $26.3 million for the six months ended September 30, 2022 and 2021, respectively.
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

	Three Months Ended September 30, 2022 Compared With Three Months Ended September 30, 2021
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$2,623	$9,431	$12,054
Loans held for sale	(511)	19	(492)
Investment securities available-for-sale	394	1,316	1,710
Investment securities held-to-maturity	3,972	1,904	5,876
Interest bearing bank deposits	(770)	3,787	3,017
Federal funds sold	5	205	210
Total interest income	5,713	16,662	22,375

Interest paid on
Interest bearing transaction	57	1,432	1,489
Savings and money market	(343)	18,409	18,066
Time deposits	(434)	414	(20)
Customer repurchase agreements	—	41	41
Other borrowings	(1,676)	(377)	(2,053)
Total interest expense	(2,396)	19,919	17,523

Net interest income	$8,109	$(3,257)	$4,852

	Nine Months Ended September 30, 2022 Compared With Nine Months Ended September 30, 2021
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$(8,316)	$(704)	$(9,020)
Loans held for sale	(1,491)	103	(1,388)
Investment securities available-for-sale	6,457	3,553	10,010
Investment securities held-to-maturity	8,156	3,846	12,002
Interest bearing bank deposits	(821)	6,190	5,369
Federal funds sold	4	240	244
Total interest income	3,989	13,228	17,217

Interest paid on
Interest bearing transaction	58	1,568	1,626
Savings and money market	197	22,698	22,895
Time deposits	(1,654)	(133)	(1,787)
Customer repurchase agreements	5	51	56
Other borrowings	(6,735)	223	(6,512)
Total interest expense	(8,129)	24,407	16,278

Net interest income	$12,118	$(11,179)	$939

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
During the three months ended September 30, 2022, the ACL on loans reflected a provision of $3.0 million and $56 thousand in net recoveries. The provision for credit losses on loans for the same period in 2021 reflected a reversal of $8.3 million and $1.3 million in net charge-offs. During the nine months ended September 30, 2022, the ACL on loans reflected a provision of $532 thousand and net recoveries of $270 thousand. The provision for credit losses on loans for the same nine month period in 2021 was a reversal of $14.5 million in ACL and $12.2 million in net charge-offs. For the first nine months of 2022, the provisions were primarily driven by adjustments to the qualitative components of the CECL model owing to the high inflationary environment and the related uncertainty and impacts on the broader economy, offset by improvements in asset quality. The reversal in the same period in 2021 was driven by the improved macroeconomic outlook, improvement of credits in the loan portfolio and a reduction in total loans.
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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Balance at beginning of period	$74,965	$109,579
Charge-offs:
Commercial	(604)	(7,691)
Income producing - commercial real estate	—	(5,216)
Owner occupied - commercial real estate	(1,356)	—
Construction - commercial and residential	—	(206)
Other consumer	(74)	(1)
Total charge-offs	(2,034)	(13,114)
Recoveries:
Commercial	648	326
Income producing - commercial real estate	—	97
Owner occupied - commercial real estate	25	—
Construction - commercial and residential	1,627	499
Other consumer	4	17
Total recoveries	2,304	939
Net recoveries (charge-offs)	270	(12,175)
Provision for (reversal of) credit losses- loans	532	(14,498)
Balance at end of period	$75,767	$82,906

Annualized ratio of net (recovery) charge-offs during the period to average loans outstanding during the period	—%	0.22%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2022			December 31, 2021
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$15,873	21%	19%	$14,475	19%	19%
PPP loans	—	—%	—%	—	—%	1%
Income producing - commercial real estate	36,327	48%	50%	38,287	51%	48%
Owner occupied - commercial real estate	12,581	16%	15%	12,146	16%	15%
Real estate mortgage - residential	810	1%	1%	449	1%	1%
Construction - commercial and residential	9,514	13%	12%	9,099	12%	13%
Construction - C&I (owner occupied)	—	—%	2%	—	—%	2%
Home equity	624	1%	1%	474	1%	1%
Other consumer	38	—%	—%	35	—%	—%
Total allowance	$75,767	100%	100%	$74,965	100%	100%

Nonperforming Assets
As shown in the table below, the Company's level of nonperforming assets, which comprise loans delinquent 90 days or more, and nonaccrual loans, which include the nonperforming portion of TDRs and OREO, totaled $9.6 million at September 30, 2022 representing 0.09% of total assets, as compared to $30.8 million of nonperforming assets, or 0.26% of total assets, at December 31, 2021.

At September 30, 2022, the Company had no accruing loans 90 days or more past due. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.04% of total loans at September 30, 2022, is adequate to absorb expected credit losses within the loan portfolio at that date.
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
The Company had five TDRs at September 30, 2022 totaling approximately $24.5 million. All of these loans are performing under their modified terms. The Company had seven TDRs at December 31, 2021, totaling $16.5 million. For the first nine months of 2022 there were no TDRs that defaulted on their modified terms. During the nine months ended September 30, 2022, four loans that had been modified as TDRs with a balance of $30.3 million, including two that previously were on nonperforming status, were sold, resulting in a charge-off of $1.4 million in connection with the sale. No TDRs were sold during the three months ended September 30, 2021. For the first nine months of 2021, one performing TDR loan, with a balance of $101 thousand, defaulted on its modified terms and was placed on nonaccrual status and charged off. In addition, the collateral for one previously nonperforming restructured loan was sold, and all of the loan's principal and part of its delinquent interest were collected; and one restructured loan that was purchased as part of the 2014 acquisition of Virginia Heritage Bank was collected at its full carrying value.
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
Total nonperforming loans amounted to $7.6 million at September 30, 2022 (0.10% of total loans) compared to $29.2 million at December 31, 2021 (0.41% of total loans).
OREO properties are carried at the lower of cost or fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. OREO properties had a lower of cost or fair market value of $2.0 million and $1.6 million at September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, an OREO property was sold, generating proceeds of $241 thousand. There were no sales of OREO property during the three or nine months ended September 30, 2021.

The following table shows the amounts of nonperforming assets at the dates indicated.

(dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual Loans:
Commercial	$3,018	$8,876
PPP loans	—	1,365
Income producing - commercial real estate	2,645	13,456
Owner occupied - commercial real estate	21	42
Real estate mortgage - residential	1,917	2,010
Construction - commercial and residential	—	3,093
Home equity	—	366
Accruing loans-past due 90 days	—	—
Total nonperforming loans	7,601	29,208
Other real estate owned	1,962	1,635
Total nonperforming assets	$9,563	$30,843

Coverage ratio, allowance for credit losses to total nonperforming loans	997%	257%
Ratio of nonperforming loans to total loans	0.10%	0.41%
Ratio of nonperforming assets to total assets	0.09%	0.26%
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
At September 30, 2022, there were $89.7 million of performing loans considered to be potential problem loans, defined as loans that are not included in the 90 days past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. Potential problem loans were $88.6 million at December 31, 2021. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.
Noninterest Income
Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, FHA multi-family income, income from bank owned life insurance ("BOLI") and other income.
Total noninterest income for the three months ended September 30, 2022 decreased to $5.3 million from $8.3 million for the three months ended September 30, 2021, a 36.0% decrease. Gain on sale of loans for the three months ended September 30, 2022 decreased to $821 thousand from $3.3 million for the three months ended September 30, 2021, a 75.4% decrease. Gains on the sale of investment securities decreased to $4 thousand from $1.5 million, or 99.7% for the three months ended September 30, 2022. Residential mortgage loan locked commitments were $57.5 million for the three months ended September 30, 2022 as compared to $279.8 million for the same period in 2021, a 79.4% decrease. The rise in interest rates for residential mortgages in 2022 has had a negative impact on the volume of mortgage originations and in turn the sale of residential mortgages declined.
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
Other income for the three months ended September 30, 2022 increased to $2.5 million from $1.6 million for the three months ended September 30, 2021, a 56.9% increase. This increase was primarily attributable to the $543 thousand increase in other loan income, $189 thousand increase in miscellaneous income and $248 increase in gains on the sale of securitized loans.

Service charges on deposits for the three months ended September 30, 2022 increased to $1.3 million from $1.2 million for the three months ended September 30, 2021.
Gain on sale of investment securities was $4 thousand for the three months ended September 30, 2022 compared to a $1.5 million net gain on sale of investment securities for the same period in 2021, primarily due to market volatility period over period.
Total noninterest income for the nine months ended September 30, 2022 decreased to $18.3 million from $29.8 million for the nine months ended September 30, 2021, a 38.5% decrease. Gain on sale of loans for the nine months ended September 30, 2022 decreased to $3.2 million from $12.0 million for the nine months ended September 30, 2021, a 73.6% decrease. The decreases in gains on the sale of residential mortgage loans and gains on sale of investment securities primarily drove the decline between the two periods. Residential mortgage loan locked commitments were $286.2 million for the nine months ended September 30, 2022 as compared to $831.4 million for the same period in 2021, a 65.6% decrease. The rise in interest rates for residential mortgages in the first nine months of 2022 had a substantial negative impact on the volume of mortgage originations and in turn the sale of residential mortgages declined.
Other income for the nine months ended September 30, 2022 decreased to $9.5 million from $11.0 million for the nine months ended September 30, 2021, a 14.2% decrease. This decrease was primarily attributable to the $2.5 million reduction in gains on the sale of securitized loans.
Service charges on deposits for the nine months ended September 30, 2022 increased to $4.0 million from $3.3 million for the nine months ended September 30, 2021.
Loss on sales of investment securities was $172 thousand for the nine months ended September 30, 2022 compared to a $2.1 million net gain on sale of investment securities for the same period in 2021, primarily due to market volatility period over period.
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
The Company originates residential mortgage loans and, pending market conditions and other factors outlined above, may utilize either or both "mandatory delivery" and "best efforts" forward loan sale commitments to sell those loans, servicing released. Loans sold are subject to repurchase in circumstances where documentation is deficient, the underlying loan becomes delinquent, or there is fraud by the borrower. Loans sold are subject to penalty if the loan pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under GAAP for possible repurchases. There were no repurchases due to fraud by the borrower during the nine months ended September 30, 2022. The reserve amounted to $37 thousand at September 30, 2022 and is included in other liabilities on the Consolidated Balance Sheets.
In addition to having participated in the PPP program, which has largely ceased since the height of the COVID-19 pandemic, the Company is a long-time originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. There was $59 thousand of income from this source for the three months ended September 30, 2022 and $249 thousand for the nine months ended September 30, 2022 compared to $9 thousand and $291 thousand for the three and nine months ended September 30, 2021. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, FDIC insurance, and other expenses.

Total noninterest expense totaled $36.2 million for the three months ended September 30, 2022, as compared to $36.4 million for the three months ended September 30, 2021, a 0.5% decrease. Total noninterest expense totaled $126.2 million for the nine months ended September 30, 2022, as compared to $109.9 million for the nine months ended September 30, 2021, a 14.9% increase.
Salaries and employee benefits were $21.5 million for the three months ended September 30, 2022, as compared to $22.1 million for the same period in 2021, a decrease of $0.6 million or 2.7%. Salaries and employee benefits were $60.4 million for the nine months ended September 30, 2022, as compared to $63.8 million for the nine months ended September 30, 2021, a decrease of 5.4%. The primary reason for decrease for the first nine months of 2022 was the reduction of the $5.0 million accrual related to stock-based compensation awards and deferred compensation for our former CEO and Chairman in the first quarter of 2022. The accrual was originally recorded in the first quarter of 2019. At September 30, 2022, the Company's full time equivalent staff numbered 495 as compared to 509 at September 30, 2021.
Premises and equipment for the three and nine months ended September 30, 2022 and 2021, were $3.3 million and $9.9 million compared to $3.9 million and $11.1 million, respectively, of which premises expenses were $2.6 million and $7.9 million compared to $3.2 million and $9.3 million, respectively.
Marketing and advertising expenses totaled $1.2 million for the three months ended September 30, 2022 and $1.0 million for the same period in 2021. For the nine months ended September 30, 2022, marketing and advertising expense was $3.4 million compared to $2.9 million for the nine month period ended September 30, 2021. The increase for both the three and nine month periods were due to additional advertising, promotions and sponsorships.
Data processing expenses were $3.4 million and $9.1 million for the three and nine months ended September 30, 2022, respectively, compared to $2.9 million and $8.5 million for the same periods in 2021, respectively.
Legal, accounting and professional fees were $2.3 million and $6.0 million for the three and nine months ended September 30, 2022, respectively, compared to $2.0 million and $8.5 million for the three and nine months ended September 30, 2021, respectively, an increase of $311 thousand and a decrease of $2.5 million for the comparative periods, respectively. Legal fees and expenditures were $227 thousand and $357 thousand for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and September 30, 2021 legal fees and expenditures were $723 thousand and $3.1 million, respectively. Legal expenses were greater in 2021 primarily due to the previously disclosed governmental investigations and related subpoenas and document requests, as well as our defense of the previously disclosed class action lawsuit. The amount of legal fees and expenditures reported for the three and nine months ended September 30, 2022 are net of expected insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies but does not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time. See the "General" section for more information.
FDIC expenses were $1.3 million for the three months ended September 30, 2022 compared to $1.5 million for the same period in 2021, a 16.9% decrease. For the nine months ended September 30, 2022, FDIC expenses were $3.3 million compared to $5.6 million for the nine months ended September 30, 2021. The decreases for the first three and nine months of 2022 compared to the same periods in 2021 were due to a change in the institution's size, which improved metrics used in the calculation of fees.
The major components of other expenses include settlement expenses, broker fees, franchise taxes, director compensation and insurance expense. Other expenses increased to $3.1 million and $34.1 million for the three and nine months ended September 30, 2022, respectively, from $2.9 million and $9.5 million for the same periods in 2021, respectively, for increases of 8.5% and 259.0%, respectively. The increase in the nine months ended September 30, 2022 as compared to the same nine month period in 2021 was primarily due to the increase in noninterest expense associated with the $22.9 million settlement expense in connection with the settlements with the SEC and FRB.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 40.59% for the third quarter of 2022, as compared to 41.65% for the third quarter of 2021. For the first nine months of 2022, the efficiency ratio was 47.51% as compared to 39.78% for the same period in 2021. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The increase in the nine months ended September 30, 2022 as compared to the same nine month period in 2021 was primarily due to the increase in noninterest expense associated with the $22.9 million of settlement expenses in the second quarter, which were partially offset by the salary accrual reduction of $5.0 million related to stock-based compensation awards and deferred compensation for our former CEO and Chairman in the first quarter of 2022.

As a percentage of average assets, total noninterest expense (annualized) was 1.27% for the three months ended September 30, 2022 as compared to 1.23% for the same period in 2021. As a percentage of average assets, total noninterest expense (annualized) was 1.41% for the nine months ended September 30, 2022 as compared to 1.26% for the same period in 2021. The increase for the nine month period was primarily due to the accrual of the $22.9 million of settlement expenses.
Income Tax Expense
The Company's ratio of income tax expense to pre-tax income ("effective tax rate") for the three months ended September 30, 2022 and 2021 was 24.2% and 25.4%, respectively. The total tax provision for the three months ended September 30, 2022 was $11.9 million, compared to $14.8 million for the three months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was 28.1% as compared to 25.4% for the same period in 2021. The total tax provision for the nine months ended September 30, 2022 was $38.6 million, compared to $46.1 million for the nine months ended September 30, 2021. The increase in the effective tax rates over the comparative nine months ended September 30, 2022 and 2021 was due to the SEC and FRB penalties totaling $22.9 million that are not deductible for tax purposes. Tax provisions declined over the comparative three and nine months ended September 30, 2022, and 2021 due to decreases in pre-tax income period over period.
The Inflation Reduction Act of 2022 was signed into law by president Biden on August 16, 2022 which makes significant changes to the U.S. tax law, including the introduction of a corporate alternative minimum tax of 15% of the “adjusted financial statement income” of certain domestic corporations as well as a 1% excise tax on the fair market value of stock repurchases by certain domestic corporations, effective for tax years beginning in 2023. The Company currently does not expect the tax-related provision of the Inflation Reduction Act to have a material impact on our financial results.
FINANCIAL CONDITION
Summary
Total assets at September 30, 2022 and December 31, 2021 were $10.7 billion and $11.8 billion, respectively. The decrease in total assets over the nine months ended September 30, 2022 was primarily due to the decrease in total interest-bearing deposits with banks and other short-term investments. The largest component of assets, total loans (excluding loans held for sale), had an amortized cost basis of $7.3 billion at September 30, 2022, a 3.4% increase from the balance at December 31, 2021. The increase in loans over the nine months ended September 30, 2022, was driven by growth from CRE loans and C&I loans. Additionally, the Bank reduced its PPP loans from $51.1 million at December 31, 2021 to $7.2 million at September 30, 2022 through the forgiveness process. Loans held for sale were $9.4 million at September 30, 2022, compared to $47.2 million at December 31, 2021, a 80.1% decrease due to a decline in production.
Investment securities, at amortized cost net of the allowance for credit losses, totaled $3.0 billion at September 30, 2022 as compared to $2.6 billion at December 31, 2021, an increase of 13.1%, primarily due to excess liquidity being invested at greater amounts in higher earning assets in response to higher rates on investments available in the market. During the first quarter of 2022, we evaluated our securities portfolio and determined that certain securities will be maintained for the life of the instrument and made a decision to transfer $1.1 billion of securities designated as available-for-sale ("AFS") to held-to-maturity ("HTM"), including $237.0 million of securities acquired in the first quarter of 2022 for which the intention to hold to maturity was finalized. The transferred securities had unrealized losses of $66.2 million, and, as of September 30, 2022, $61.1 million remains in accumulated other comprehensive loss, and will be accreted ratably over the remaining lives of the securities through accumulated other comprehensive loss. The securities transferred were generally municipal bonds, corporate bonds, bonds that qualify for Community Reinvestment Act credit, and mortgage-backed securities with longer final maturity dates. At quarter-end, $1.1 billion, or 37.3% of the securities portfolio, was classified as securities HTM.
In terms of funding, total deposits at September 30, 2022 were $8.8 billion down from $10.0 billion at December 31, 2021, a decline of 12.2%. Total borrowed funds (excluding customer repurchase agreements) were $584.8 million and $369.7 million at September 30, 2022 and December 31, 2021, respectively, the increase of which was driven by loan growth and deposit outflows as a result of an increase in disintermediation driven primarily by an increase in interest rates.
Total shareholders' equity was $1.2 billion as of September 30, 2022, as compared to $1.4 billion as of December 31, 2021, a decrease of $131.0 million. The decrease in shareholders' equity was primarily a result of the increase in the overall interest rate environment, which created unrealized losses in investment securities available-for-sale, which are recorded in accumulated other comprehensive income (loss). For the nine months ended September 30, 2022, other comprehensive loss was increased by $196.4 million. This reduction was partially offset by retained earnings which included earnings of $98.7 million less dividends declared of $41.6 million.

The Company's capital ratios remain substantially in excess of regulatory minimum and buffer requirements. Regulatory ratios based on risk-weighted assets declined from the prior quarter as non-risk weighted cash was moved into risk-weighted securities and loans. The total risk based capital ratio was 16.10% at September 30, 2022, as compared to 16.15% at December 31, 2021. The common equity tier 1 ("CET1") risk based capital ratio was 15.11% at September 30, 2022, as compared to 15.02% at December 31, 2021. The tier 1 risk based capital ratio was 15.11% at September 30, 2022, as compared to 15.02% at December 31, 2021. The tier 1 leverage ratio was 11.55% at September 30, 2022, as compared to 10.19% at December 31, 2021.
The ratio of common equity to total assets was 11.39% at September 30, 2022, as compared to 11.40% at December 31, 2021 as an increase in unrealized losses on investment securities AFS offset retained earnings growth over the nine months ended September 30, 2022. Book value per share was $38.02 at September 30, 2022, a 10.1% decrease over $42.28 at December 31, 2021 also owing to the increase in unrealized losses on investment securities AFS between the the period. In addition, the tangible common equity ratio was 10.52% at September 30, 2022, as compared to 10.60% at December 31, 2021. Tangible book value per share was $34.77 at September 30, 2022, a 10.8% decrease from $38.97 at December 31, 2021. At September 30, 2022 and December 31, 2021, excluding the impact of the balance of accumulated other comprehensive losses, adjusted book value per share was $44.59 and $42.73, respectively, and adjusted tangible book value per share was $41.34 and $39.42, respectively. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
Loan Portfolio
Loans, net of amortized deferred fees and costs, at September 30, 2022 and December 31, 2021 by major category are summarized below.

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,415,998	19%	$1,354,317	19%
PPP loans	7,241	—%	51,105	1%
Income producing - commercial real estate	3,668,720	50%	3,385,298	48%
Owner occupied - commercial real estate	1,091,283	15%	1,087,776	15%
Real estate mortgage - residential	71,731	1%	73,966	1%
Construction - commercial and residential	858,100	12%	896,319	13%
Construction - C&I (owner occupied)	139,238	2%	159,579	2%
Home equity	51,396	1%	55,811	1%
Other consumer	791	—%	1,427	—%
Total loans	7,304,498	100%	7,065,598	100%
Less: allowance for credit losses	(75,767)		(74,965)
Net loans (1)	$7,228,731		$6,990,633
(1)Excludes accrued interest receivable of $37.1 million and $38.6 million at September 30, 2022 and December 31, 2021, respectively, which is recorded in other assets.
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

Loans outstanding were $7.3 billion at September 30, 2022, an increase of $238.9 million, or 3.4%, from the balance at December 31, 2021. PPP loans outstanding were $7.2 million at September 30, 2022, a decrease of $43.9 million, or 85.8%, from the $51.1 million at December 31, 2021. With PPP loans excluded, loans outstanding were $7.3 billion at September 30, 2022, an increase of $282.8 million from December 31, 2021. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
The loan portfolio continued to grow in the third quarter of 2022, due primarily to our CRE and C&I loan originations. Market interest rates continue to increase in connection with rate increases implemented by the Federal Reserve. Multi-family commercial real estate leasing in the Bank's market area have held up well, particularly for well-located projects close to the District of Columbia. Overall, commercial real estate values have generally held up well, but we continue to be cautious of the capitalization rates at which some assets are trading and as a result we are being cautious with our valuations. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Valuations associated with the moderately priced housing market have generally been increasing, with well-located, Metro-accessible properties garnering a premium. We continue to believe that there are opportunities for growth in the commercial real estate market, as evidenced by the increase in CRE and C&I loans over the quarter.
The following table sets forth the time to contractual maturity of the loan portfolio as of September 30, 2022:

	September 30, 2022
(dollars in thousands)	Total	One Year or Less	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,415,998	$527,404	$716,502	$164,510	$7,582
PPP loans	7,241	2,457	4,784	—	—
Income producing - commercial real estate	3,668,720	1,444,005	1,730,828	493,887	—
Owner occupied - commercial real estate	1,091,283	50,621	411,787	487,002	141,873
Real estate mortgage - residential	71,731	12,357	44,429	2,961	11,984
Construction - commercial and residential	858,100	368,826	446,636	27,259	15,379
Construction - C&I (owner occupied)	139,238	15,258	32,397	65,111	26,472
Home equity	51,396	2,978	5,895	906	41,617
Other consumer	791	264	358	—	169
Total loans	$7,304,498	$2,424,170	$3,393,616	$1,241,636	$245,076
Loans with:
Predetermined fixed interest rate	$2,910,601	$670,316	$1,434,121	$701,519	$104,645
Floating or Adjustable interest rate	4,393,897	1,753,854	1,959,495	540,117	140,431
Total loans	$7,304,498	$2,424,170	$3,393,616	$1,241,636	$245,076

Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, savings accounts and certificates of deposit. The deposit base includes transaction accounts, time and savings accounts, which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as brokered deposits from regional and national brokerage firms and IntraFi Network, LLC ("IntraFi"), secured borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB"), and federal funds purchased lines of credit from correspondent banks.
For the three months ended September 30, 2022, total deposits decreased by $1.2 billion as compared to December 31, 2021. The decline consists of $349.2 million in noninterest bearing deposits and in $869.0 million in interest bearing deposits as a result of an increase of disintermediation driven primarily by an increase in interest rates.

The Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from national brokerage networks, including IntraFi. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (the "CDARS") and the Insured Cash Sweep product ("ICS"), which provide for reciprocal ("two-way") transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The Bank also is able to obtain one-way CDARS deposits and participates in IntraFi's Insured Network Deposit ("IND"). At September 30, 2022, total deposits included $2.5 billion of brokered deposits (excluding the CDARS and ICS two-way) which represented 28.0% of total deposits. At December 31, 2021, total brokered deposits (excluding the CDARS and ICS two-way) were $2.6 billion, or 26.5% of total deposits. The CDARS and ICS two-way component represented $728.7 million, or 8.3%, of total deposits and $701.5 million, or 7.0%, of total deposits at September 30, 2022 and December 31, 2021, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition, regulatory position or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event, we would be required to obtain alternate sources for funding.
At September 30, 2022, the Company had $2.9 billion in noninterest bearing demand deposits, representing 33% of total deposits, compared to $3.3 billion of noninterest bearing demand deposits at December 31, 2021, or 33% of total deposits. Average noninterest bearing deposits of total deposits for the three months ended September 30, 2022 and 2021 were 38% and 34%, respectively. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.
As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds that are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $21.5 million at September 30, 2022 compared to $23.9 million at December 31, 2021. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage-backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
At September 30, 2022 the Company had $649.2 million in time deposits a decrease of $79.8 million from year end December 31, 2021. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered certificates of deposits ("CDs") to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning. Throughout the year, the Bank raised rates in most of its time deposit accounts in response to the raising rate environment and the desire to maintain stability in its short term funding.
At September 30, 2022 and December 31, 2021, the Company had time deposits that were in excess of the FDIC's $250 thousand insurance limit totaling $93.2 million and $152.5 million, respectively.
The Company had an outstanding balance of $15 million under its federal funds lines of credit provided by correspondent banks (which are unsecured) at September 30, 2022 and no outstanding balance at December 31, 2021. At September 30, 2022 and December 31, 2021, the Company had $500 million and $300 million, respectively, of FHLB short-term advances borrowed as part of the overall asset liability strategy and to support loan growth. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's commercial mortgage, residential mortgage and home equity loan portfolios.
Long-term borrowings outstanding at September 30, 2022 and December 31, 2021 included the Company's August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024.

Liquidity Management
Liquidity is a measure of the Company's and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. Approximately 60% of the Company's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial.
Additionally, the Bank can purchase up to $155 million in federal funds on an unsecured basis from its correspondents, against which there was $15 million outstanding at September 30, 2022, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.6 billion, against which there was $19.5 million outstanding at September 30, 2022. The Bank also has a commitment from IntraFi to place up to $1.8 billion of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $1.4 billion at September 30, 2022. At September 30, 2022, the Bank was also eligible to make advances from the FHLB up to $1.1 billion based on loans pledged as collateral to the FHLB, of which there was $500 million outstanding at September 30, 2022. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB, provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which amounts to approximately $668 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.
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
The Company maintains sufficient primary and secondary sources of liquidity to fund its operations. Average deposits increased 6.4% for the first nine months of 2022 as compared to the same period in 2021. We also maintain a liquid investment portfolio outside of our Held-to-Maturity investments, including overnight liquidity. In the first nine months of 2022, average short term liquidity was $1.4 billion, which is above EagleBank's average needs, and secondary sources of liquidity at September 30, 2022 were $2.6 billion.
At September 30, 2022, under the Bank's liquidity formula, it had $4.3 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit at September 30, 2022 are as follows:

(dollars in thousands)
Unfunded loan commitments	$2,223,503
Unfunded lines of credit	109,217
Letters of credit	101,407
Total	$2,434,127

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2022, unfunded loan commitments included $17.9 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature. The pipeline of loan commitments remains strong.
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
During the nine months ended September 30, 2022, the Company was able to produce a net interest margin of 2.86% as compared to 2.91% during the same period in 2021 and continue to manage its overall interest rate risk position.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of mortgage-backed securities. Further, the Company has been managing the investment portfolio to provide liquidity and some additional yield over cash. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. At September 30, 2022, the investment portfolio increased by $345.9 million, or 13.1%, as compared to the balance at December 31, 2021.

The percentage mix of municipal securities was 5% of total investments at September 30, 2022 and December 31, 2021. The portion of the portfolio invested in mortgage-backed securities was 64% at September 30, 2022 and December 31, 2021. The portion of the portfolio invested in U.S. agency investments was 25% and 24% at September 30, 2022 and December 31, 2021, respectively. Shorter duration floating rate corporate bonds were 4% and 5% of total investments at September 30, 2022 and December 31, 2021, respectively. U.S. treasury bonds were 2% of total investments at September 30, 2022 and December 31, 2021. The duration of the investment portfolio increased to 4.8 years at September 30, 2022 from 4.3 years at December 31, 2021.
The re-pricing duration of the loan portfolio was 14 months at September 30, 2022 and 18 months at December 31, 2021 with fixed rate loans amounting to 40% of total loans at September 30, 2022 and 43% at December 31, 2021. Variable and adjustable rate loans comprised 60% of total loans at September 30, 2022 and 57% at December 31, 2021, respectively. Variable rate loans are generally indexed to either the one month LIBOR interest rate, SOFR, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The duration of the deposit portfolio decreased as rates rose, measuring 30 months at September 30, 2022 and 41 months at December 31, 2021.
The net unrealized loss before income tax on the investment securities available-for-sale portfolio was $224.1 million and $18.6 million at September 30, 2022 and December 31, 2021, respectively. The change is primarily due to higher interest rates. At September 30, 2022, the net unrealized loss position represented 8% of the investment portfolio's book value.
Management relies on the use of models in order to measure the expected future impact on interest income of various interest rate environments, as described above. Through its modeling, the Company makes certain estimates that may vary from actual results. There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, given competitive pressures, customer preferences and the inability to forecast future interest rates and movements with complete accuracy.
In a normal rising interest rate environment, the Company expects its interest income on variable and adjustable rate loans to increase and the interest expense on its deposit liabilities to increase based on our funding needs, market conditions and certain contractual obligations. Interest rate floors on certain of the Company's variable and adjustable rate loans may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded. The weighted average rate of the Company's variable rate loans increased by approximately 179 basis points from December 31, 2021 to September 30, 2022 in connection with the 300 basis points in Fed Funds rate hikes caused by actions taken by the Federal Reserve Bank. At December 31, 2021, the Company had a portfolio of $2.8 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 4.30%. At September 30, 2022, only $278.4 million of loans held by the Company were earning interest at their floor rate, and the majority of those are expected to reset at rates higher than their floor at their next rate reset date. Additionally, the Company’s cost of interest bearing deposits increased by 157 basis points across its interest-bearing deposits, which comprise 67% of its total deposits, at September 30, 2022.
One of the tools used by the Company to manage its interest rate risk is the static gap analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, deposit decay rates, and the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve period from September 30, 2022. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate "ramps" is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at September 30, 2022, the simulation assumes a 45 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 0 basis points (compared to a floor 10 basis points in the same analysis as of September 30, 2021), and assumes a 45 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The Bank does have deposits with contractual terms which means these deposits will change 100 basis points for every 100 basis points change in market rates. This had the effect of making the overall measure of the correlation between deposit costs and market rate changes be measured at 70%.
The Company's analysis at September 30, 2022 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked down 100, 200, and 300 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at September 30, 2022 is 4.5 years, the loan portfolio 1.2 years, the interest bearing deposit portfolio 2.5 years, and the borrowed funds portfolio 0.4 years.
The following table reflects the result of simulation analysis on the September 30, 2022 asset and liabilities balances:

Change in interest rates (basis points)		Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+	400	19.5%	33.1%	5.1%
+	300	14.9%	25.3%	4.6%
+	200	10.3%	17.5%	3.8%
+	100	5.7%	9.7%	2.6%
	—	—	—	—
-	100	(4.9)%	(8.3)%	(4.3)%
-	200	(10.2)%	(17.3)%	(11.5)%
-	300	(13.5)%	(22.9)%	(21.8)%
The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at September 30, 2022 are not considered to be excessive. The impact of -4.9% in net interest income and -8.3% in net income given a 100 basis point decrease in market interest rates reflects in large measure the ability to quickly reprice deposits downward while the new loans we have book recently would take time to re-price. In the first three quarters of 2022, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above.
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
During the first three quarters of 2022, average market interest rates increased across the yield curve as compared to the 2021 year end.

Gap Position
Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on rate sensitive assets and interest expense on rate sensitive liabilities. Net interest income represented 93% and 89% of the Company's revenue for the first three quarters of 2022 and the last three quarters 2021, respectively.
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
At September 30, 2022, the Company had a negative gap position of approximately $1.1 billion or 10.55% of total assets, out to three months, and a negative cumulative gap position of $742 million, or 6.93% of total assets out to twelve months. At December 31, 2021, the Company had a negative gap position of approximately $267 million or 2.25% of total assets out to three months and a positive cumulative gap position of $102 million or 0.86% of total assets out to 12 months. The change in the gap position at September 30, 2022 as compared to December 31, 2021 was due to reduction in cash relative to securities holdings. Such a change in the gap position is not deemed material to the Company's overall interest rate risk position, which relies more heavily on simulation analysis that captures the full opportunity within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to the actual results.
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

Gap Analysis
September 30, 2022
(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non Sensitive	Total
RATE SENSITIVE ASSETS:
Investment securities	$224,038	$307,157	$715,867	$527,796	$988,980	$2,763,838
Loans (1)(2)	3,978,093	665,154	1,245,209	778,417	571,244	7,238,117
Fed funds and other short-term investments	116,940	—	—	—	—	116,940
Other earning assets	110,678	—	—	—	—	110,678
Total	$4,429,749	$972,311	$1,961,076	$1,306,213	$1,560,224	$10,229,573	$483,471	$10,713,044

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$104,409	$290,556	$631,418	$466,623	$1,435,767	$2,928,773
Interest bearing transaction	964,567	—	—	—	—	964,567
Savings and money market	3,805,768	—	—	—	415,000	4,220,768
Time deposits	148,917	294,219	184,358	18,617	3,130	649,241
Customer repurchase agreements and fed funds purchased	21,465	—	—	—	—	21,465
Other borrowings	515,000	—	69,763	—	—	584,763
Total	$5,560,126	$584,775	$885,539	$485,240	$1,853,897	$9,369,577	$123,696	$9,493,273
Gap	$(1,130,377)	$387,536	$1,075,537	$820,973	$(293,673)	$859,996
Cumulative Gap	$(1,130,377)	$(742,841)	$332,696	$1,153,669	$859,996

Cumulative gap as percent of total assets	(10.55)%	(6.93)%	3.11%	10.77%	8.03%

(1)Net of allowance for credit losses; Includes loans held for sale.
(2)Nonaccrual loans are included in the over 60 months category.
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
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has focused on commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At September 30, 2022, we did exceed the construction, land development, and other land acquisitions regulatory concentration threshold, we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 109% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, as our commercial real estate concentration fluctuates each quarter, we may be required to maintain higher levels of capital, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Capital Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

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
The FRB and the FDIC have adopted rules (the "Basel III Rules") implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the Basel III Rules, the Company and Bank are required to maintain, inclusive of the capital conservation buffer of 2.5%, a minimum CET1 ratio of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum total capital to risk-weighted assets ratio of 10.5%, and a minimum leverage ratio of 4.0%. At September 30, 2022, the Company and the Bank meet all these requirements, and satisfy the requirement to maintain a capital conservation buffer of 2.5% of CET1 capital for capital adequacy purposes.
The Company announced a regular quarterly cash dividend on September 20, 2022 of $0.45 per share to shareholders of record on October 10, 2022 and was paid on October 31, 2022.
The actual capital amounts and ratios for the Company and Bank as of September 30, 2022 and December 31, 2021 are presented in the table below.

	Company		Bank		Minimum Required For Capital	To Be Well Capitalized Under Prompt Corrective
	Actual		Actual		Adequacy	Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Purposes	Regulations*
As of September 30, 2022
CET1 capital (to risk weighted assets)	$1,332,545	15.11%	$1,340,156	15.30%	7.00%	6.50%
Total capital (to risk weighted assets)	1,419,639	16.10%	1,412,912	16.13%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,332,545	15.11%	1,340,156	15.30%	8.50%	8.00%
Tier 1 capital (to average assets)	1,332,545	11.55%	1,340,156	11.67%	4.00%	5.00%

As of December 31, 2021
CET1 capital (to risk weighted assets)	$1,269,329	15.02%	$1,261,518	15.01%	7.00%	6.50%
Total capital (to risk weighted assets)	1,365,117	16.15%	1,329,306	15.82%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,269,329	15.02%	1,261,518	15.01%	8.50%	8.00%
Tier 1 capital (to average assets)	1,269,329	10.19%	1,261,518	10.16%	4.00%	5.00%
* Applies to Bank only
Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At September 30, 2022 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained the minimum required capital ratios listed in the table above.
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
Tangible common equity to tangible assets (the "tangible common equity ratio"), tangible book value per common share, tangible book value per common share excluding accumulated other comprehensive loss ("AOCI"), the annualized return on average tangible common equity, and efficiency ratio are non-GAAP financial measures derived from GAAP-based amounts. The Company calculates the tangible common equity ratio by excluding the balance of intangible assets from common shareholders' equity and dividing by tangible assets. The Company calculates tangible book value per common share by dividing tangible common equity by common shares outstanding, as compared to book value per common share, which the Company calculates by dividing common shareholders' equity by common shares outstanding. To calculate the tangible book value per common share excluding the AOCI, tangible common equity is reduced by the loss on the AOCI before dividing by common shares outstanding. The Company calculates the ROATCE by dividing net income available to common shareholders by average tangible common equity which is calculated by excluding the average balance of intangible assets from the average common shareholders' equity. The Company calculates the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The efficiency ratio measures a bank's overhead as a percentage of its revenue. The Company considers this information important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk based ratios and as such is useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions.
GAAP Reconciliation

(dollars in thousands except per share data)	September 30, 2022	December 31, 2021
Common shareholders' equity	$1,219,771	$1,350,775
Less: Intangible assets	(104,240)	(105,793)
Tangible common equity	$1,115,531	$1,244,982

Book value per common share	$38.02	$42.28
Less: Intangible book value per common share	(3.25)	(3.31)
Tangible book value per common share	$34.77	$38.97

Book value per common share	$38.02	$42.28
Add: AOCI book value per common share	6.57	0.45
Adjusted book value excluding AOCI per common share	$44.59	$42.73

Tangible book value per common share	$34.77	$38.97
Add: AOCI book value per common share	6.57	0.45
Adjusted tangible book value excluding AOCI per common share	$41.34	$39.42

Total assets	$10,713,044	$11,847,310
Less: Intangible assets	(104,240)	(105,793)
Tangible assets	$10,608,804	$11,741,517
Tangible common equity ratio	10.52%	10.60%

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Average common shareholders' equity	$1,271,753	$1,331,022	$1,298,170	$1,292,223
Less: Average intangible assets	(104,253)	(105,126)	(104,252)	(105,151)
Average tangible common equity	$1,167,500	$1,225,896	$1,193,918	$1,187,072

Net income available to common shareholders	$37,297	$43,609	$98,737	$135,071
Average tangible common equity	1,167,500	1,225,896	1,193,918	1,187,072
Annualized return on average tangible common equity	12.67%	14.11%	11.06%	15.21%

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net interest income	$83,897	$79,045	$247,267	$246,328
Noninterest income	5,308	8,299	18,325	29,811
Revenue	$89,205	$87,344	$265,592	$276,139

Noninterest expense	$36,206	$36,375	$126,180	$109,856
Efficiency ratio	40.59%	41.65%	47.51%	39.78%
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

(dollars in thousands)	September 30, 2022	December 31, 2021
Total loans, excluding loans held for sale (GAAP)	$7,304,498	$7,065,598
Less: PPP loans	(7,241)	(51,105)
Total loans, excluding loans held for sale and PPP loans (Non-GAAP)	$7,297,257	$7,014,493

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Salaries and employee benefits	$21,538	$22,145	$60,362	$63,790
Accrual reduction for former CEO and Chairman	—	—	5,018	—
Adjusted salaries and employee benefits (non-GAAP)	$21,538	$22,145	$65,380	$63,790

Adjusted net income and adjusted earnings per share (diluted) are non-GAAP financial measures derived from GAAP based amounts. The Company calculates adjusted net income by excluding from net income the $13.4 million accrual of non-tax deductible expenses during the quarter to cover the Company's civil money penalty and disgorgement, plus prejudgment interest, in connection with the Company's agreement in principle with the SEC and $9.5 million accrual in connection with expected penalties from the FRB to resolve the previously disclosed investigation with respect to the Company. The Company calculates adjusted earnings per share (diluted) by dividing the total $22.9 million accrual by the weighted average shares outstanding (diluted) for the nine months ended September 30, 2022. The Company considers this information important to shareholders because adjusted net income and adjusted earnings per share (diluted) provides investors insight into how Company earnings changed exclusive of the costs related to the agreement in principle with the SEC, and allow investors to better compare the Company's performance against historical periods. The table below provides a reconciliation of adjusted net income and adjusted earnings per share (diluted) to the nearest GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net Income	$37,297	$43,609	$98,737	$135,071
Reversal of penalties, disgorgement & prejudgment interest	—	—	22,874	—
Adjusted net income (non-GAAP)	$37,297	$43,609	$121,611	$135,071

Earnings per share (diluted)	$1.16	$1.36	$3.07	$4.22
Reversal of penalties, disgorgement & prejudgment interest per share (diluted)	—	—	0.71	—
Adjusted earnings per share (diluted) (non-GAAP)	$1.16	$1.36	$3.78	$4.22

The decline in adjusted net income over the comparative three months ended September 30, 2022 and 2021 was primarily attributable to decreases in gains on sales of loan and other income in connection with the reduced activity in the residential lending business, decreases in gains on the sales of investments and an increase in the provision for expected credit losses during the three months ended September 30, 2022 as compared to a reversal of expected credit losses during the three months ended September 30, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk."
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2022 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 28, 2021, the Company's Board of Directors authorized a new share repurchase program (the "2022 Repurchase Program") to take effect starting January 1, 2022, after the expiration of the previous repurchase program on December 31, 2021. The Board of Directors authorized the repurchase of 1,600,000 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under 2022 Repurchase Program, which will expire on December 31, 2022, subject to earlier termination of the program by the Board of Directors. No shares were repurchased during the nine months ended September 30, 2022 under the 2022 Repurchase Plan.
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
(i) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021
(ii) Consolidated Statement of Income for the three and nine months ended September 30, 2022 and 2021
(iii) Consolidated Statement of Comprehensive (Loss) Income for the three and nine months ended September 30, 2022 and 2021
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021
(v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and 2021
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 8, 2022	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date: November 8, 2022	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company