Form 10-K
period 2022-12-31
EAGLE BANCORP INC
filed 2023-03-01
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2022 was approximately $1.5 billion.
As of February 9, 2023, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 30,949,076.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on
May 18, 2023 are incorporated by reference in Part III hereof.

EAGLE BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1.    BUSINESS
In this report, unless otherwise expressly stated or the context otherwise requires, the terms “we,” “us,” the “Company,” “Eagle” and “our” refer to Eagle Bancorp, Inc. and our subsidiaries on a combined basis, except in the description of any of our securities, in which case these terms refer solely to Eagle Bancorp, Inc. and not to any of our subsidiaries. References to “EagleBank” or “Bank” refer to EagleBank, which is our principal operating subsidiary. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies or any relationship with any of these companies.

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
The Bank, a Maryland chartered commercial bank, which is a member of the Federal Reserve System ("Federal Reserve Board" or "Federal Reserve"), is the Company’s principal operating subsidiary. It commenced banking operations on July 20, 1998. The Bank currently operates sixteen branch offices: six in Suburban Maryland; five located in the District of Columbia; and five in Northern Virginia. The Bank also has five lending centers and utilizes various digital capabilities, including remote deposit services and mobile banking services. The Bank maintains its physical presence via branches and lending centers consistent with its strategic plan.
The Bank has three active direct subsidiaries: Bethesda Leasing, LLC, Eagle Insurance Services, LLC and Landroval Municipal Finance, Inc. Bethesda Leasing, LLC holds title to and operates real estate owned and acquired through foreclosure. Eagle Insurance Services, LLC offers access to insurance products and services through a referral program with a third party insurance broker. Landroval Municipal Finance, Inc. focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
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
Over its twenty-five year history, the Company has grown primarily through organic growth, but also has completed two whole bank acquisitions. On August 31, 2008, the Company acquired Fidelity & Trust Financial Corporation (“Fidelity”) and on October 31, 2014 acquired Virginia Heritage Bank (“Virginia Heritage”). Refer to Note 7 to the Consolidated Financial Statements for additional disclosure regarding intangible assets established incident to mergers and acquisitions.
Description of Services. The Bank offers a broad range of commercial banking services to its business and professional clients, as well as consumer banking services to individuals living and/or working primarily in the Bank’s market area. These services include (i) commercial loans for a variety of business purposes such as for working capital, equipment purchases, real estate lines of credit and government contract financing; (ii) asset based lending and accounts receivable financing (on a limited basis); (iii) construction and commercial real estate loans; (iv) business equipment financing; (v) consumer home equity lines of credit, personal lines of credit and term loans; (vi) consumer installment loans such as auto and personal loans; (vii) personal credit cards offered through an outside vendor; and (viii) residential mortgage loans. The Bank recently announced that it plans to cease originating residential mortgages for sale in the first quarter of 2023 (See Note 26 of the Financial Statements for further details). The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations and investors living and working in and near the Bank’s primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves. The Bank also offers online banking, mobile banking and a remote deposit service, which allows clients to facilitate and expedite deposit transactions through the use of electronic devices. A suite of Treasury Management services is also offered to business clients. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the fullest extent provided by law.

The Bank’s loan portfolio consists primarily of traditional business and real estate secured loans. Commercial and industrial loans are made, with a substantial portion having variable and adjustable rates, and where the cash flow of the borrower(s) operating business is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. Commercial real estate loans, which comprise the largest portion of the loan portfolio, are secured by both owner occupied and non-owner occupied real property and include a component of acquisition, development and construction ("ADC") lending.
The Bank’s consumer loan portfolio is a smaller portion of the loan portfolio and has historically been comprised generally of two loan types: (i) home equity loans and lines of credit that are structured with an interest only draw period followed either by a balloon maturity or a fully amortized repayment schedule; and (ii) first lien residential mortgage loans, although the Bank’s general practice is to sell conforming first trust loans on a servicing released basis to third party investors. In certain limited instances, residential mortgage first deed of trust loans are packaged along with a line of credit to the same borrower for sale in the secondary market by the Bank. The Bank plans to cease originating residential mortgages for sale in the first quarter of 2023 (See Note 26 of the Consolidated Financial Statements for further details). The Company believes this decision is appropriate given the challenged nature of the business and the uncertainty of maintaining or increasing the volume or percentage of revenue or net income that has previously been produced by the residential mortgage business.
The Bank has also developed significant expertise and commitment as a Small Business Administration (“SBA”) lender. The Bank is a preferred lender under the SBA’s Preferred Lender Program. As a preferred lender, the Bank can originate certain SBA loans in-house without prior SBA approval. SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. Under certain circumstances, the Bank attempts to further mitigate commercial term loan losses by using loan guarantee programs offered by the SBA. SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.
In 2020, in response to the coronavirus ("COVID-19") pandemic, the federal government (in the CARES Act passed in March 2020) provided a lending program which was distributed through the banking system called The Paycheck Protection Program ("PPP"). The program was intended to provide a bridge to small and mid-size businesses until business activity could return to normal. The Bank participated in all phases to date of the PPP. At December 31, 2020 the PPP loan balances totaled $454.8 million, and declined to $3.3 million at December 31, 2022 as a result of the forgiveness process, and in the second quarter of 2021, the Company's sale of a portion of the PPP loan portfolio.

The Company originates multifamily Federal Housing Administration ("FHA") loans through the Department of Housing and Urban Development’s or HUD’s Multifamily Accelerated Program ("MAP"). The Company securitizes these loans through the Government National Mortgage Association ("Ginnie Mae") MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and periodically bundles and sells the servicing rights.
The Bank's lending activities carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System ("FRB") and general economic conditions, nationally and in the Bank’s primary market area, could have a significant impact on the Bank’s and the Company’s results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. Economic conditions may also adversely affect the value of property pledged as security for loans.
The Bank’s goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully designing and enforcing loan policies and procedures, evaluating each borrower’s business plan during the underwriting process, identifying and monitoring primary and alternative sources for loan repayment and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves may be established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing. At December 31, 2022, owner occupied commercial real estate and construction – C&I (owner occupied) represented approximately 16% of the loan portfolio while non-owner occupied commercial real estate and real estate construction represented approximately 63% of the loan portfolio. The combined owner and non-owner occupied and commercial real estate loans represented approximately 80% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 81% of all loans being secured or partially secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum debt service coverage of 1.0 to 1.15. Personal guarantees may be required but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.
The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and accounts receivable financing. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans other than PPP loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding loan origination and risk management.
Our lending activities are subject to a variety of borrower lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank’s level of capital. At December 31, 2022, the Bank had a legal lending limit of $211.0 million. At December 31, 2022, the average loan size outstanding for Commercial Real Estate, or CRE, and Commercial and Industrial, or C&I, loans was $7.1 million and $895 thousand, respectively. In accordance with internal lending policies, the Bank may sell participations in its loans to other banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients. The risk of nonpayment (or deferred payment) of loans is inherent in all lending. The Bank’s marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those associated with loans to larger companies. Management and/or committees of the Bank carefully evaluate loan applications and attempt to minimize credit risk exposure by use of extensive loan application data, due diligence and approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.
The Bank has historically originated residential mortgage loans primarily as a correspondent lender. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its investors, it also employs the services of the investor to underwrite the loans. Because the loans are originated within investor guidelines and designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term or may be required to return profits made should the loan prepay within a short period. The potential repurchase period varies by investor but can be up to approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less or have private mortgage insurance. In certain instances, the Bank may provide equity loans (second position financing) in combination with residential first mortgage lending for purchase money and refinancing purposes. The Bank maintains a reserve for residential real estate loans recourse obligations in Other liabilities on the Consolidated Balance Sheet.

The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The Bank manages the interest rate risk on rate lock commitments by entering into forward sale contracts of mortgage-backed securities, whereby the Bank obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income. To protect against the price risk inherent in residential mortgage loan commitments, the Bank utilizes a combination of either or both “best efforts” and “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decrease in the values of loans that would result from the exercise of the derivative loan commitments. Under a “best efforts” contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price at which it will purchase the loan from the Bank if the loan to the underlying borrower closes. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. The Bank determines the fair value of interest rate lock commitments and the associated gain by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded. Under a “mandatory delivery” contract, the Bank commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Bank fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions. As described above, the Bank plans to cease originating residential mortgages for sale in the first quarter of 2023 (See Note 26 of the Consolidated Financial Statements for further details).

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
The general terms and underwriting standards for each type of commercial real estate and construction loan are incorporated into the Bank’s lending policies. These policies are analyzed periodically by management, and the policies are reviewed and re-approved annually by either the Board of Directors or a designated committee thereof. The Bank’s loan policies and practices described in this report are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, by the appropriate officer or committee, in accordance with the Bank’s loan policies. Loan policy standards are often stated in mandatory terms, such as “shall” or “must”, but these provisions are subject to exceptions. Policy requires that loan value not exceed a percentage of “market value” or “fair value” based upon appraisals or evaluations obtained in the ordinary course of the Bank’s underwriting practices.
Construction loans require that the financial condition and experience of the general contractor and major subcontractors be satisfactory to the Bank. Guaranteed, fixed price contracts are required whenever appropriate, along with payment and performance bonds or completion bonds for larger scale projects.
Loans intended for residential land acquisition, lot development and construction are made on the premise that the land: (1) is or will be developed for building sites for residential structures; and (2) will ultimately be utilized for construction or improvement of residential zoned real properties, including the creation of housing. Residential development and construction loans will finance projects such as single family subdivisions, planned unit developments, townhouses and condominiums. Residential land acquisition, development and construction loans generally are underwritten with a maximum term of 36 months, including extensions approved at origination.
Commercial land acquisition and construction loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner-user commercial properties. Borrowers are generally required to put equity into each project at levels determined by the appropriate loan committee. Commercial land acquisition and construction loans generally are underwritten with a maximum term of 24 months.
Loan-to-value, or LTV, ratios, with few exceptions, are maintained consistent with or below supervisory guidelines.
Substantially all construction draw requests must be presented in writing on American Institute of Architects documents and certified either by the contractor, the borrower and/or the borrower’s architect. Each draw request shall also include the borrower’s soft cost breakdown certified by the borrower or their Chief Financial Officer. Prior to an advance, to justify the draw requisition, the Bank or its contractor inspects the project to determine that the work has been completed.
Commercial permanent loans are generally secured by improved real property, which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The debt service coverage ratio is ordinarily at least 1.0 to 1.15. As part of the underwriting process, debt service coverage ratios are stress tested assuming a 200 basis point increase in interest rates from their current levels.

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
Updated appraisals for real estate secured loans are obtained as necessary and appropriate to borrower financial condition, project status, loan terms and market conditions.
The Company’s loan portfolio includes acquisition, development and construction real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.5 billion at December 31, 2022. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represented approximately 56.1% of the outstanding ADC loan portfolio at December 31, 2022. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
As of December 31, 2022, notwithstanding increased supply of units, multi-family commercial real estate leasing in the Bank’s market area has held up relatively well, particularly for well-located close-in projects. Overall, commercial real estate values have generally held up well, but we continue to be cautious of the cap rates at which some assets are trading. As part of its overall risk assessments, management carefully reviews the Bank’s loan portfolio and general economic and market conditions on a regular basis and will continue to adjust both quantitative and qualitative reserve factors as necessary.
Deposit services include business and personal checking accounts, Negotiable Order of Withdrawal ("NOW") accounts, tiered savings and money market accounts and time deposits with varying maturity structures and customer options. A complete individual retirement account program is available. The Bank also participates in the IntraFi Network, LLC (“IntraFi”) Certificate of Deposit Account Registry Service (“CDARS”) and its Insured Cash Sweep (“ICS”) program, both of which function to assure full FDIC insurance for participating Bank customers. The Bank also utilizes brokered deposit funds in its overall asset/liability management program.
The Bank offers a full range of online banking services for both personal and business accounts and has a Mobile Banking application. Other deposit services include cash management services, business sweep accounts, lockbox, remote deposit capture, account reconciliation services, merchant card services, safe deposit boxes and Automated Clearing House origination. After-hours depositories and ATM service are also available.
The Company and Bank maintain portfolios of short term investments and investment securities consisting primarily of U.S. agency bonds and government sponsored enterprise mortgage-backed securities, municipal bonds and corporate bonds. The Bank also owns equity investments related to membership in the Federal Reserve and the Federal Home Loan Bank of Atlanta ("FHLB"). The Company’s assets also include equity investments in the form of common stock of two local banking companies. These are categorized as Other Assets and not accounted for in the Fixed Income Securities tables. The investment securities portfolio provides the following objectives: capital preservation, liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives. The current Investment Policy limits the Bank to investments of high quality U.S. Treasury securities, U.S. agency securities and high grade municipal and corporate securities, including highly rated subordinated debentures of U.S. regulated banks. High risk investments and non-traditional investments are prohibited. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the Asset Liability Committee ("ALCO") and mortgage-backed pass-through securities, which may have final stated maturities of 30 years, with average lives generally not to exceed eight years.
The Company and Bank have formalized an asset and liability management process and have a standing ALCO consisting of senior management overseen by the Board of Directors. The ALCO operates under established policies and practices and a Committee Charter, which practices are updated and re-approved annually. A typical ALCO meeting includes discussion of current economic conditions and balance sheet and other strategies, including interest rate trends and, the current balance sheet and earnings position, comparisons to budget, cash flow estimates, liquidity positions, liquidity stress tests (monthly), and funding alternatives as necessary, interest rate risk position (monthly), including derivative positions, capital positions of the Company and Bank, reviews (including independent reviews) of the investment portfolio of the Bank and Company and the approval of investment transactions. Additionally, monthly ALCO meetings may include reports and analysis of outside firms to enhance the Committee’s knowledge and understanding of various financial matters. Various other bank employees attend monthly committee meetings to build their understanding of all financial matters. A weekly conference call is scheduled to bring added attention primarily to shorter term cash flow estimates and interest rate matters.
The development of the Company’s customer base has benefited from building full relationships that include deposit balances, loan balances and noninterest revenue sources. The Bank has placed enhanced reliance on proactively designed officer calling programs and lender teams, active participation in business organizations, and enhanced referral programs.
Internet Access to Company Documents. The Company provides access to its Securities and Exchange Commission (“SEC”) filings through its web site at www.eaglebankcorp.com. After accessing the web site, the filings are available upon selecting “Investor Relations/SEC Filings/Documents.” Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Further, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
MARKET AREA
Listed below are statistics on the primary geographic areas in which the Company operates published by the U.S. Census Bureau. The U.S. Census Bureau publishes the Economic Census annually to reflect the ever-changing geographic areas. The Census Bureau uses the economic census data to benchmark annual, quarterly, and monthly estimates. The 2023 Economic Census ("Economic Census") for all geographic areas was published in January 2023.
The primary market area of the Bank is the Washington, D.C. metropolitan area. With a population of 6.4 million and projected annualized growth rate of 0.54% through 2028, the region is the 6th largest metropolitan area in the U.S. (U.S. Census Bureau 2020). Total employment in the region is approximately 3.3 million per the 2023 Bureau of Labor Statistics ("BLS") report. The unemployment rate has improved since 2021, going from a 3.7% unemployment rate to a 3.4% unemployment rate from the end of 2021 to the end of 2022 due substantially to the continued economic recovery from COVID-19. The Washington D.C. metropolitan area contains a substantial federal workforce, as well as a variety of support industries that employ professionals such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations and consultants. The Gross Regional Product (“GRP”) for the metropolitan area in 2021 was reported at $607 billion. This figure can be heavily attributed to the federal government, but other significant sectors include professional and business services, education, healthcare, leisure and hospitality. The region also has a very active non-profit sector including trade associations, colleges, universities and major hospitals. Transportation congestion and federal government spending levels remain threats to future economic development and quality of life in the area.

Montgomery County, Maryland, with a total population of 1,064,843 as of 2023 and occupying an area of about 500 square miles, borders Washington, D.C. to the north and is roughly 30 miles southwest of Baltimore. Montgomery County represents a diverse and healthy segment of Maryland’s economy. Montgomery County is a thriving business center and is Maryland’s most populous jurisdiction. Population in the county is expected to grow at an annualized rate of 0.41% through 2028. The State of Maryland boasts an attractive demographic profile, and the economy in and around Montgomery County is among the best in Maryland. The number of jobs in Montgomery County has been relatively stable in the recent past. The unemployment rate in Montgomery County was 3.10% in November of 2022, based on BLS data. A highly educated population has contributed to favorable median household income of $121,042 in 2023, placing it 18th in the nation based on median household income of counties with populations over 100,000. The number of households totaled 387,312 in 2023. According to the U.S. Economic Census, approximately 57.9% of the County’s residents in 2023 hold college or advanced degrees, placing the population of Montgomery County among the most educated in the nation. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector and legal, financial services, health care and professional services sectors. Major private employers include Adventist Healthcare, Lockheed Martin, Giant Food and Marriott International. The county is also an incubator for firms engaged in biotechnology and the area has traditionally attracted significant amounts of venture capital. Montgomery County is home to many major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes of Health, National Oceanic and Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission, the Food and Drug Administration and the Walter Reed National Military Medical Center in Bethesda.

Prince George’s County, Maryland, covers just under 500 square miles, with a total population of 966,689 as of 2023 and is located just east of Washington, D.C. In 2023, the county supported 342,253 households with median income of $94,507. The unemployment rate in the county was 4.00% in November of 2022 according to BLS. Prince George’s County continues to promote a business friendly environment and is home to major employers such as the University of Maryland, Joint Base Andrews Naval Air Facility Washington, U.S. Internal Revenue Service and United Parcel Service.

The District of Columbia, in addition to being the seat of the federal government, is a vibrant city with a well-educated, diverse population. According to survey data from the latest U.S. Economic Census, the 2023 population of the District of Columbia is 679,031, down from 717,189 in 2020. Median household income in 2023 was $104,110, above the national median of $73,503. The growth of residents in the city is due partially to improvements in the city’s services and to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. As of 2023, the number of households had grown to 313,594 units. The federal government and its employees are a major factor in the economy and support a dynamic business community. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. Unemployment was 4.50% at November 2022 according to BLS. The District of Columbia has a well-educated and highly paid work force. Large employers include the federal government, many local universities and hospitals. Another significant factor in the economy is the Leisure and Hospitality industry, as Washington, D.C. remains a popular tourist destination for both national and international travelers.

Fairfax County and Fairfax City, Virginia, are just across the Potomac River and west from Washington, D.C. and are a large, affluent jurisdiction with a population of 1,170,569 as of 2023. Fairfax County covers about 395 square miles. Fairfax County and Fairfax City are one of the leading technology centers in the US, and are a thriving residential as well as business center with 417,425 households. The county and city are among the most affluent in the country with median annual household income of $269,257 as of 2023, placing them 4th in the nation for counties with a population over 100,000. Unemployment was 2.50% in November of 2022 according to BLS. The population is highly educated, with about 62.1% of residents over 25 years of age holding at least a bachelor’s degree as of 2023. Major companies headquartered in the county, which are also major employers, include Capital One Financial, DXC Technology, Gannett, General Dynamics, Hilton Hotels, Leidos, Sallie Mae and Inova Health Systems. The county is also home to several federal entities including the Central Intelligence Agency, Fort Belvoir and a major facility of the Smithsonian Institution.

Arlington County, Virginia, has a population of 236,413 as of 2023. The county is made up of 26 square miles and is situated just west of Washington, D.C., directly across the Potomac River. There are approximately 110,094 households with a median household income of $131,529 as of November 2022, placing it 8th in the nation for counties with a population over 100,000. Significant private sector employers include Amazon, Deloitte, Lockheed Martin, Virginia Hospital Center and Marriott International, Inc. The unemployment rate was just 2.10% in November of 2022. This is one of the lowest unemployment rates in the state of Virginia and compares very favorably to the U.S. rate of 3.40%. The population is highly educated, with about 75.3% of residents over 25 years of age holding at least a bachelor’s degree as of 2023.

Alexandria, Virginia is a city with an estimated population of 157,326 as of 2023. The city is made up of just over 15 square miles and sits on the west bank of the Potomac River just south of Arlington, Virginia. There are approximately 74,161 households with a median household income of $118,406 as of 2023. The unemployment rate was 2.40% at November of 2022 according to BLS. The population is highly educated, with over 64.8% of residents over 25 years of age holding at least a bachelor’s degree as of 2023.

Loudoun County, Virginia covers about 520 square miles of land 25 miles northwest of Washington, D.C. and boasts a population of 439,045. Median household income, according to 2023 Economic Census Bureau data, is $166,963, which is more than twice the national median household income of $73,503 and highest of any county in the nation (regardless of population). There are 142,692 households in Loudoun County. The unemployment rate was 2.50% at November of 2022 according to BLS. The population is highly educated, with about 62.2% of residents over 25 years of age holding at least a bachelor’s degree as of 2023. The major private employers in the county include United Airlines, Inc., Raytheon Company, Loudoun Hospital Center and Swissport U.S.A., Inc. The county is also home to public sector employees such as the Loudoun County Schools, County of Loudoun, U.S. Department of Homeland Security and the Postal Service.

Effective July 1, 2015, the Bank entered into a multi-faceted support agreement with George Mason University (“George Mason”), the Commonwealth of Virginia’s largest public research university. The agreement provides for significant educational support, and a strategic alliance including the Bank obtaining the naming rights to a multi-purpose sports and entertainment venue formerly known as the Patriot Center, now known as “EagleBank Arena” in Fairfax, Virginia for up to a 20-year term. Under the agreement, the Bank pays George Mason an annual fee to be used for scholarships, internships, overall educational and athletic support and beautification efforts.
COMPETITION
The Bank faces significant competition in originating and retaining loans and attracting deposits as the Washington, D.C. market area has a high concentration of large and regional banks based outside the area, one large locally based bank that operates nationwide, numerous community banks and several large credit unions. Although some consolidation has occurred in the market in the past few years, the Bank continues to compete with other community banks, savings and loan associations, credit unions and finance companies, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, private lenders and nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems.
The Bank’s most direct competition for deposits comes from large and regional banks based outside the Washington D.C. market area, all of which have substantially greater financial resources than the Bank. Among the advantages that many of these large institutions have over the Bank are their ability to finance extensive advertising campaigns, maintain extensive branch networks, make larger technology investments and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank.
The Bank faces direct competition for loans from each of these institutions described above as well as from on-line lenders and other loan origination firms. Further, the greater capitalization of the larger institutions headquartered out-of-state allows for higher lending limits than the Bank, although the Bank’s current lending limit is quite favorable and able to accommodate the credit needs of most businesses in the Washington D.C. metropolitan area, which distinguishes it from most community banks in the market area. Some of these competitors have other advantages, such as tax exemption in the case of credit unions and, to some extent, lesser regulation in the case of finance companies and many nontraditional competitors.
As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, regulation of all financial firms was heightened, although new legislation in 2018 did amend some of the prior law and eased bank regulatory pressures, prompting some de novo activity but mostly driving further consolidation. Under current law, unlimited interstate de novo branching is available to all state and federally chartered banks. As a result, institutions, which previously were ineligible to establish de novo branches in the Bank’s market area, may elect to do so.

HUMAN CAPITAL RESOURCES AND MANAGEMENT
Human Capital

At EagleBank, our culture is defined by our Relationships F.I.R.S.T. corporate values: Flexible, Involved, Responsive, Strong, and Trusted. We value our employees by investing in a healthy work-life balance, competitive compensation and benefit packages and a vibrant, team-oriented environment centered on professional service and open communication amongst employees. We strive to build and maintain a high-performing culture and be an “employer of choice” by creating a work environment that attracts and retains outstanding, engaged employees who embody our company mantra of “Relationships FIRST.”

The Board of Directors oversees the strategic management of our human capital resources. The Human Resources Department’s day-to-day responsibility is managing our human capital resources.

Talent Acquisition and Retention

As of December 31, 2022, we employed 496 full and part time employees across our 20 locations, which includes our branch offices, corporate offices and lending and other operating facilities. During 2022, we hired 105 employees. Our voluntary turnover rate was 17%, 16% and 11%, respectively in 2022, 2021 and 2020. None of our employees are represented by a union or subject to a collective bargaining agreement.

Diversity and Inclusion

We strive toward a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting and valuing the differences among people. To accomplish this, we have established a Diversity & Inclusion Advisory Council made up of 14 employee representatives.

Women represented 60% of EagleBank’s employees and racial and ethnic minorities represented 62% of EagleBank’s employees as of December 31, 2022. In 2022, 77% of our hires were from diverse groups, including women, racial and ethnic minorities, veterans and people with disabilities.

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

Employee Engagement

We regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. In our last employee survey, conducted in 2022, nearly 65% of employees participated. We host periodic all-employee conference calls to disseminate information and to respond to employee questions.

Learning and Development

We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows and professionally develops our colleagues. Our employees receive continuing education courses that are relevant to the banking industry and their job function. We also offer leadership and customer service training. These resources provide employees with the skills they need to achieve their career goals, build management skills and become leaders within our Company. Employees have access to more than 5,000 on-demand learning solutions to help them learn new skills and advance in their career as well as certificate programs built around specific job roles. We also provide tuition reimbursement to help employees develop their skills and enhance their performance.

REGULATION
Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or may affect us. This summary is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Supervision, regulation, and examination of the Company by the regulatory agencies are intended primarily for the protection of depositors and the Deposit Insurance Fund ("DIF"), rather than our shareholders.
The Company. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act") and is subject to regulation and supervision by the FRB. The BHC Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and actions, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, the Company is required to file with the FRB an annual report and such other additional information as the FRB may require pursuant to the BHC Act. The FRB may also examine the Company and each of its subsidiaries. The Company is subject to risk-based capital requirements adopted by the FRB, which are substantially identical to those applicable to the Bank, and which are described below.
The BHC Act requires approval of the FRB for, among other things, a bank holding company’s direct or indirect acquisition of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The BHC Act also generally permits the acquisition by a bank holding company of control, or substantially all of the assets, of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law; but if the bank is at least 5 years old, the FRB may approve the acquisition.
With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in, or acquire an interest in a company that engages in, activities which the FRB has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Some of the activities that the FRB has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor and making investments in corporations or projects designed primarily to promote community welfare. The FRB may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.
The Gramm Leach-Bliley Act of 1999 ("GLB Act") allows a bank holding company or other company to certify its status as a financial holding company, which would allow such company to engage in activities that are financial in nature, that are incidental to such activities or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities and engaging in merchant banking under certain restrictions. It also authorizes the FRB to determine by regulation what other activities are financial in nature or incidental or complementary thereto. The Company has not elected financial holding company status.
The BHC Act and the Federal Deposit Insurance Act ("FDIA") require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. As a result of a bank holding company's source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinated capital or other instruments which qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the Bank. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, each of the bank holding company's subsidiary FDIC-insured depository institutions is responsible for losses to the FDIC as a result of an affiliated depository institution's failure.
Share Repurchases. A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of its own then outstanding common stock if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or would violate any law, regulation, FRB order or directive or any condition imposed by, or written agreement with, the FRB. The FRB has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions. Redemptions of equity in the form of preferred stock are generally subject to a prior approval requirement, and the capital conservation buffer requirement can also restrict the Company’s ability to engage in repurchases of its regulatory capital instruments as described below under “Capital Adequacy.”

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
The Bank. The Bank is a Maryland chartered commercial bank and a member of the Federal Reserve and a state member bank, whose accounts are insured by the DIF of the FDIC up to the maximum legal limits of the FDIC. The Bank is subject to regulation, supervision and regular examination by the State of Maryland Office of Financial Regulation and the FRB. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the DIF and not for the purpose of protecting shareholders.
Commercial banks, savings and loan associations and credit unions are generally able to engage in interstate banking or acquisition activities. As a result, banks in the Washington, D.C. Metropolitan area can, subject to limited restrictions, acquire or merge with a bank in another jurisdiction and can branch de novo in any jurisdiction.
Banking is a business, which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and on securities held in its investment portfolio constitutes the major portion of the Bank’s earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.
Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property or furnish any services or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to the Company or any other subsidiary of the Company; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.
Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act") by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act. Washington, D.C., Maryland and Virginia have each enacted laws that permit interstate acquisitions of banks and bank branches. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch.
The GLB Act made substantial changes in the historic restrictions on non-bank activities of bank holding companies and allows affiliations between types of companies that were previously prohibited. The GLB Act also allows banks to engage in a wider array of nonbanking activities through “financial subsidiaries”.
Brokered Deposits. A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Deposit brokers may attract deposits from individuals and companies throughout the United States and internationally whose deposit decisions are based primarily on obtaining the highest interest rates. Certain reciprocal deposits of up to the lesser of $5 billion or 20% of an institution’s deposits are excluded from the definition of brokered deposits, where the institution is "well-capitalized" and has a composite rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2022, brokered deposits represented approximately 26% of our total deposits. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy. In addition, banks that become less than "well-capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowing, attempting to attract additional non-brokered deposits and selling loans or investment securities. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations.

Bank Secrecy Act. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect and prevent the use of the United States financial system for money laundering and terrorist financing activities. The Bank Secrecy Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Bank Secrecy Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.
Office of Foreign Assets Control. The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others, which are administered by the U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on a “U.S. person” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of a sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Capital Adequacy. The FRB and the other federal banking agencies have adopted risk-based and leverage capital adequacy requirements, pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.
The federal banking agencies have adopted rules, referred to as the Basel III Rules, to implement the framework for strengthening international capital and liquidity regulation adopted by the Basel Committee on Banking Supervision, or Basel III. The Basel III framework, among other things, (i) introduced the concept of common equity tier one capital ("CET1"); (ii) required that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; (iii) expanded the scope of the adjustments to capital that may be made as compared to existing regulations; and (iv) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements. Under the Basel III Rules, repurchase or redemption of Additional Tier 1 and Tier 2 capital instruments requires prior approval of the appropriate federal banking agency, which in our case is the FRB for both the Company and the Bank. Prior approval to repurchase or redeem CET1 instruments is only required under the Basel III Rules to the extent that a separate legal or regulatory requirement for prior approval applies, such as the restrictions described under “Share Repurchases” above.
The Basel III Rules require institutions to maintain: (i) a minimum ratio of CET1 to risk-weighted assets of 4.5% plus a “capital conservation buffer” of 2.5% or 7.0%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0% plus the capital conservation buffer or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of 8.0% plus the capital conservation buffer or 10.5%; and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average of the month-end ratios each month during a calendar quarter).
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
The capital ratios described above are the minimum levels that the federal banking agencies expect. Our state and federal regulators have the discretion to require us to maintain higher capital levels based upon our concentrations of loans, the risk of our lending or other activities, the performance of our loan and investment portfolios and other factors. Failure to maintain such higher capital expectations could result in a lower composite regulatory rating, which would impact our deposit insurance premiums and could affect our ability to borrow and costs of borrowing and could result in additional or more severe enforcement actions. In respect of institutions with high concentrations of loans in areas deemed to be higher risk, or during periods of significant economic stress, regulators may require an institution to maintain a higher level of capital and/or to maintain more stringent risk management measures than those required by these regulations.
In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee on Banking Supervision stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets ("RWA"), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios, constraining the use of internally modeled approaches and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Although it is uncertain at this time, it is anticipated that some, if not all, of the Basel IV revisions may be incorporated into the capital requirements framework applicable to the Company and the Bank.
In 2016, the Financial Accounting Standards Board ("FASB") issued the current and expected credit losses model (“CECL”), which became applicable to us on January 1, 2020. CECL required financial institutions to estimate and establish a provision for expected credit losses over the lifetime of the asset, at the origination or the date of acquisition of the asset, as opposed to reserving for incurred or probable losses through the balance sheet date. Upon implementation, an institution recognized a one-time cumulative effect adjustment to the allowance for credit losses ("ACL"). The federal banking regulators have adopted a rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting CECL. In response to the COVID-19 pandemic, the federal banking regulators issued a final rule in March 2020 that provided banking organizations with an alternative option to temporarily delay for two years the estimated impact of the adoption of the CECL methodology on regulatory capital, followed by the three-year phase-in period. The cumulative amount that is not recognized in regulatory capital will be phased in at 25% per year beginning January 1, 2022. We have elected to adopt the March 2020 interim final rule.

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
A “critically undercapitalized institution” is required to be placed in conservatorship or receivership within 90 days, unless the FDIC formally determines that forbearance from such action would better protect the DIF. Unless the FDIC or other appropriate federal banking agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized during the fourth calendar quarter after the date it became critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after an institution becomes critically undercapitalized unless good cause is shown and an extension is agreed to by the federal regulators. In general, good cause requires that adequate capital has been raised and is imminently available for infusion into the institution, except for certain technical requirements, which may delay the infusion for a period of time beyond the 90 day time period.
Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.
Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution’s obligations exceed its assets; (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.
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
The Dodd-Frank Act. The Dodd-Frank Act made significant changes to the U.S. bank regulatory structure, affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required a number of federal agencies to adopt a broad range of rules and regulations. The following provisions are considered to be of greatest significance to the Company:
•Expanded the authority of the FRB to examine bank holding companies and their subsidiaries, including insured depository institutions.

•Required a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition.
•Provided mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures.
•Created the Consumer Financial Protection Bureau ("CFPB"), which has rulemaking authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws.
•Created the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.
•Introduced additional corporate governance and executive compensation requirements on companies subject to the Securities Exchange Act of 1934, as amended ("Exchange Act").
•Permitted FDIC-insured banks to pay interest on business demand deposits.
•Adopted Section 13 of the BHC Act, commonly referred to as the Volcker Rule, which restricts the ability of institutions and their holding companies and affiliates to make proprietary investments in securities, to invest in certain covered nonpublic investment vehicles and to extend credit to such vehicles.
•Codified the requirement that holding companies and other companies that directly or indirectly control an insured depository institution serve as a source of financial strength.
•Made permanent the $250 thousand limit for federal deposit insurance.
•Permitted national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.
The Economic Growth, Regulatory Relief, and Consumer Protection Act ("2018 Act") includes provisions revising Dodd-Frank Act provisions, that among other things: (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) exempt certain transactions valued at less than $400,000 in rural areas from appraisal requirements; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the expanded data disclosures required under the Home Mortgage Disclosure Act ("HMDA"); (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TILA-RESPA Integrated Disclosure applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use; (vi) revise treatment of HVCRE exposures; and (vii) create the simplified Community Bank Leverage Capital Ratio. The 2018 Act also exempts community banks from the Volcker Rule, if they have less than $10 billion in total consolidated assets. The 2018 Act also adds certain protections for consumers, including veterans and active duty military personnel, expands credit freezes and calls for the creation of an identity theft protection database.
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
Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, an independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the GLB Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with over $10 billion in assets. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
As an institution with over $10 billion in total consolidated assets, the Bank became subject to increased regulation and supervision by the FRB and the FDIC in 2022. As of December 31, 2022, our total assets were $11.2 billion. Therefore, the Bank is subject to ongoing (rather than periodic) supervision, targeted examinations, more frequent loan portfolio reviews and other enhanced supervision. In particular, the FRB and the FDIC focus on the soundness of the Bank’s risk management framework and capabilities, given the greater complexity and impact of the Bank’s risks as a larger institution. The Bank is also required to provide information to the CFPB on a quarterly basis, and is subject to periodic examinations by the CFPB focused on compliance with consumer laws and regulations, as a banking organization over $10 billion in total assets. The changes resulting from the Dodd-Frank Act and CFPB rulemakings and enforcement policies may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require us to change our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

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

We recently announced that we will cease originating residential mortgages for sale in the first quarter of 2023 (see Note 26 of the Consolidated Financial Statements for further details). While we believe that this decision is appropriate given the challenged nature of the business, we cannot be certain that we will be able to maintain or increase the volume or percentage of revenue or net income previously produced by the residential mortgage business.
The rule implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan, established certain minimum requirements for creditors when making ability to pay determinations and established certain protections from liability for mortgages meeting the definition of “qualified mortgages.” Generally, the rule applies to all consumer-purpose, closed-end loans secured by a dwelling including home-purchase loans, refinances and home equity loans – whether a first or subordinate lien. The rule does not cover, among other things: home equity lines of credit or other open-end credit; temporary or “bridge” loans with a term of 12 months or less, such as a loan to finance the initial construction of a dwelling; a construction phase of 12 months or less of a construction-to-permanent loan; and business-purpose loans, even if secured by a dwelling. The rule afforded greater legal protections for lenders making qualified mortgages that are not “higher priced.” Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Mandatory features of a qualified mortgage include: (1) a loan term not exceeding 30 years; and (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment or a balloon payment. Further, the rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments or balloon payments. The rule created special categories of qualified mortgages originated by certain smaller creditors. To the extent that we seek to make qualified mortgages, we are required to comply with these rules, subject to available exclusions. Our business strategy, product offerings and profitability may change as the rule is interpreted by the regulators and courts.
In December 2020, the CFPB issued a final rule to create a new category of seasoned qualified mortgages (“Seasoned QMs”), which are presumed to meet the ability-to-pay requirements established by the Dodd-Frank Act. To be considered a Seasoned QM, loans would have to be first-lien, fixed-rate mortgages that have met certain performance requirements over a 36-month seasoning period. Covered transactions would also have to be held on the creditor’s portfolio during the seasoning period, comply with general restrictions on product features and points and fees and meet certain underwriting requirements (including verification of the consumer’s debt-to-income ratio or residual income at origination). The rule took effect on February 27, 2021, but compliance was not mandatory until July 1, 2021.

Fair and Responsible Banking. Banks and other financial institutions are subject to numerous laws and regulations intended to promote fair and responsible banking and prohibit unlawful discrimination and unfair, deceptive or abusive practices in banking. These laws include, among others, the Dodd-Frank Act, Section 5 of the Federal Trade Commission Act, the Equal Credit Opportunity Act and the Fair Housing Act. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions and actions by the U.S. Department of Justice and state attorneys general.

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
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. The Bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the Bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements. In September 2020, the FRB issued an advance notice of proposed rulemaking (“ANPR”) that invites public comment on an approach to modernize the FRB’s regulations that implement the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. The comment period for the ANPR ended on February 16, 2021.

Concentration and Risk Guidance. The federal banking regulatory agencies promulgated joint interagency guidance regarding material direct and indirect asset and funding concentrations. The guidance defines a concentration as any of the following: (i) asset concentrations of 25% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by individual borrower, small interrelated group of individuals, single repayment source or individual project; (ii) asset concentrations of 100% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by industry, product line, type of collateral or short-term obligations of one financial institution or affiliated group; (iii) funding concentrations from a single source representing 10% or more of Total Assets; or (iv) potentially volatile funding sources that when combined represent 25% or more of Total Assets (these sources may include brokered, large, high-rate, uninsured, internet-listing-service deposits, Federal funds purchased or other potentially volatile deposits or borrowings). If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, third party review and increasing capital requirements.
Additionally, the federal bank regulatory agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. As of December 31, 2022, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 347.9% of consolidated risk based capital; however, growth in that segment over the past 36 months at 1.2% did not exceed the 50% threshold laid out in the regulatory guidance. Construction, land and land development loans represented 62% of consolidated risk based capital as of December 31, 2022. Institutions, which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

FDIC Insurance Premiums. Deposits at the Bank are insured up to applicable limits by the DIF of the FDIC and the Bank is subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average total assets minus average tangible equity. For larger institutions, such as the Bank, the FDIC uses a performance score and a loss-severity score to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. In addition, the FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions.

The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250 thousand per depositor. The Dodd-Frank Act also broadened the base for calculating FDIC insurance assessments. Assessments are now based on a financial institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act required the FDIC to increase the reserve ratio of the DIF to 1.35% of insured deposits and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.
Increased Focus on Lending to Members of the Military. The federal banking agencies and the Department of Justice have recently increased their focus on financial institution compliance with the Service members Civil Relief Act (“SCRA”). The SCRA requires a bank to cap the interest rate at 6% for any loan to a member of the military who goes on active duty after taking out the loan. It also limits the actions the bank can take when a service member is in foreclosure. The Bank fully complies with this rule.
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
RISKS RELATED TO OUR BUSINESS AND ECONOMIC CONDITIONS
Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies and economic conditions. These factors could have a material adverse effect on our earnings, net interest margin, rate of growth, financial condition and stock price.

General economic, political, social and health conditions affect markets and our business. In particular, markets, and therefore our business, may be affected by the level and volatility of interest rates, availability and market conditions of financing, unexpected changes in gross domestic product ("GDP"), economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage inflation, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of financial markets and the availability and cost of capital and credit. Market fluctuations may impact our margin requirements and affect our business liquidity. Also, any sudden or prolonged market downturn, as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect our results of operations and financial condition, including asset quality, capital and liquidity levels.

•Macroeconomic effects of COVID-19. Although many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may continue to persist. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications and/or disruptions, has also contributed to rising inflationary pressures. The final outcome and/or potential duration of the economic disruption that resulted from the onset and subsequent recovery from COVID-19 remains uncertain at this time as the financial markets continue to be impacted.
•Interest Rate Risk. Our net interest income, lending activities, deposits and profitability have been, and could continue to be, negatively affected by volatility in interest rates caused by uncertainties stemming from global economic conditions, especially as certain adverse consequences of the pandemic continue to impact the macroeconomic environment.
In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in response to the pandemic. The federal funds rate remained in this range for all of 2021. After a period of low interest rates, the federal funds rate was increased rapidly to 4.25%-4.50% at the end of 2022. A prolonged period of extremely volatile and unstable market conditions could increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results or financial condition.
•Loan Credit Quality. Certain adverse consequences of the pandemic continue to materially affect the businesses of certain segments of our customer bases and of their customers, which impacts their creditworthiness, their ability to pay amounts owed to us and our ability to collect those amounts.
Our exposure to the Accommodation and Food Service industry represented 6% of our loan portfolio as of December 31, 2022, and the Retail Trade industry represented 1% of our loan portfolio as of December 31, 2022. Although the economy has shown signs of improvement in 2022, these industries may have a longer recovery period than others. A decline in home sales and mortgage refinance volumes led to a lower level of gains from residential mortgage loans for the year ended December 31, 2022, and such volumes and performance may remain diminished, especially if interest rates continue to remain high or increase further in 2023. Economic conditions may likely result in a continued material deterioration in real estate values and home sales volumes, and an increase in tenants failing to make or deferring rent payments.
A large portion of our loan portfolio is related to real estate, with 79% consisting of commercial real estate and real estate construction secured by commercial real estate. As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for loan losses and write down or charge off credit relationships, any of which would negatively impact our results of operations. In addition, market upheavals are likely to affect the value of real estate and commercial assets. As a result, in the event of foreclosure, it is unlikely that we will be able to sell the foreclosed property at a price that will allow us to recoup a significant portion of the delinquent loan.
•Allowance for Credit Losses. We use a credit reserving methodology known as the Current Expected Credit Losses ("CECL") methodology. Our ability to accurately forecast future losses under this methodology may be impaired by significant uncertainties surrounding the disruption resulting from the COVID-19 pandemic and the lack of a comparable precedent and, more specifically, the disruption of the financial markets as they continue to be affected by market risks such as the volatility in interest rates. For the twelve months ended December 31, 2022, we decreased the ACL by $521 thousand, through adjustments net of charge-offs as the economy showed signs of recovery from the COVID-19 pandemic due to the wide availability of vaccines and other treatments. As the COVID-19 pandemic continues to evolve, or as our loan balances increase, we may need to record increases to the provision for credit losses in the future. Our losses on our loans and other exposures could exceed our allowance.
•Operational Risk. Restrictions on our workforce's access to our facilities, due to risks over a resurgence of the COVID-19 contagion, could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In 2022, the Bank operated primarily under a hybrid work model in which certain employees split time between working at the office and working remotely. In response to COVID-19 developments, we may have to alternate between a hybrid work model and a work from home model due to new and more virulent variants. Transitioning back and forth between a hybrid work model and a work from home model may increase our operational risks and introduce additional operational risks, including (i) risks related to our work productivity; (ii) increased spending on our business continuity efforts; (iii) increased strain on certain risk management practices, including, but not limited to, the effectiveness and accuracy of our models, given the potential lack of data inputs and comparable precedent; (iv) risks related to the effectiveness of our anti-money laundering and other compliance programs; (v) increased cybersecurity risk, particularly as technology in employees' homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. Increased cyber risks in this context may include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers. The Company may also experience an increase in attempts at fraudulent activity, such as check fraud, as nefarious individuals try to exploit the dislocations caused by the pandemic.

•External Vendors and Service Providers. We rely on many outside service providers that support our day-to-day operations including data processing and electronic communications, real estate appraisal, loan servicers and local and federal government agencies, offices and courthouses. In light of labor shortages and supply chain disruptions, many of these entities may limit the availability and access of their services, which may impact our business. For example, a loan origination could be delayed due to the limited availability of real estate appraisers to evaluate the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses, which slows the process for title work and mortgage and UCC filings. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.
•Strategic and Reputational Risk. The final outcome and/or potential duration of the economic disruption which resulted from the onset and subsequent recovery from COVID-19 is uncertain at this time as the global economy continues to be impacted. The lasting effects of the pandemic and the related ongoing containment measures have caused us to modify our business practices, and we may take further actions that we determine are in the best interests of our colleagues, customers and business partners. If we do not respond appropriately to the current economic environment, or if customers or other stakeholders do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could materially adversely affect our business. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the lasting effects of the pandemic on market and economic conditions. We also face risks related to actions governmental authorities take in response to those conditions.

•Evolution of the COVID-19 pandemic. The pandemic has adversely affected, and may continue to adversely affect, our customers and other businesses in our market area, as well as counterparties and third party vendors. The resulting adverse impacts on our business, financial condition, liquidity and results of operations have been, and may continue to be, varied and significant. Since 2020, the COVID-19 pandemic and the resulting containment measures have resulted in widespread economic and financial disruptions that have adversely affected, and may continue to adversely affect, certain customer segments and other businesses in our market area, as well as counterparties and third-party vendors. The impact of the pandemic on our business could worsen, particularly since there remains ongoing uncertainty as to how long the COVID-19 pandemic and any related containment measures will continue, both in our market area and the rest of the country. In the past, this impact has been significant in certain areas, and could be significant, adverse and potentially material in the future. The full extent of this impact, and the resulting impact on our business, financial condition, liquidity and results of operations, remains inestimable at this time, and will depend on a number of evolving factors and future developments beyond our control and that we are unable to predict.

We may not be able to manage future growth and competition.
We have grown in the past several years through organic growth. We intend to seek further growth in the level of our assets and deposits within our existing footprint in the Washington, D.C. metropolitan area. We cannot provide any assurance that we will be able to grow at acceptable risk levels and upon acceptable terms. Due to the evolving economic effects of the COVID-19 pandemic, the increase in interest rates, and the heightened competition in the Bank’s market area, it has been difficult to maintain loan growth in recent quarters, and this is expected to continue in 2023 and beyond. Even as economic conditions may continue to improve in future quarters, there can be no assurance that we will be able to increase our total net loans or re-achieve similar loan growth numbers as compared to periods prior to COVID-19 (or re-achieve meaningful increase in loan growth at all) in the short-term or long-term. Additionally, we may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in our growth, we cannot provide assurance that future growth would offer the same levels of potential profitability or that we would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect our results of operations, financial condition and stock price.

Failure to maintain effective systems of internal and disclosure controls could have a material adverse effect on our results of operations, financial condition and stock price.
Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation, operating results or stock price could be adversely impacted.
Any failure to maintain effective controls, to timely implement any necessary improvement to our internal and disclosure controls or to effect remediation of any material weakness or significant deficiency could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operations, financial condition or stock price.

Management reviews and updates our systems of internal control and disclosure controls and procedures, as well as corporate governance policies and procedures, as appropriate. Any system of controls is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations.
Growth depends on our ability to meet minimum regulatory capital levels. Growth and shareholder returns may be adversely affected if sources of capital are not available to help us meet them.
Growth requires that we maintain our regulatory capital levels at or above the required minimum levels. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses or if we grow faster than expected, we may need to obtain additional capital sooner than expected or we may be required to reduce our level of assets, reduce or suspend stock repurchases or dividends or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. The significant level of ADC loans in our portfolio and new loans sought by customers, which may be required to be assigned a higher risk weight, could require us to maintain additional capital for these loans.
Our results of operations, financial condition and the value of our shares may be adversely affected if we are not able to grow our assets.
We may not be able to achieve meaningful growth in asset levels, loans or earnings in future years. Moreover, as our asset size, loan portfolio and earnings increase, it may become more difficult to achieve high rates of increase. Additionally, it may become more difficult to achieve improvements in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced to date. The inability to achieve growth of income or assets or deposits and increases in operating expenses or nonperforming assets may have an adverse impact on the value of the common stock.
We are subject to liquidity risk in our operations.
Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels.
•Liquidity risks related to customer and brokered deposits

Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which constituted 36% of our total deposits at December 31, 2022. We also rely on brokered deposits, which constituted 26% of our total deposits at December 31, 2022, as an additional source of liquidity to meet our obligations and fund loan and investment opportunities. The market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a high interest rate environment. Most of our noninterest bearing deposits are operating deposits or compensating balances that are held in connection with lending relationships, and are less likely to disintermediate. For customers that do not have a lending relationship, however, the risk of deposit disintermediation is significantly higher, as the opportunity cost of interest forgone is greater. The potential outflow of such deposits is a risk unless we pay a more competitive rate of interest on them, which could significantly and negatively impact the Bank’s interest expense and net interest margin. In addition, if we are unable to increase customer deposits in an amount sufficient to fund loan growth, we may be required to rely more heavily on brokered deposits or on other, potentially more expensive, sources of liquidity, such as FHLB borrowings and repurchase agreements to fund loan growth, or, if such sources are unavailable, to resort to the sale of available for sale securities at a loss, the sale or participation of existing loans or other alternative sources of fundraising to meet our liquidity needs. Generally, these alternative sources of liquidity may not be as stable as other types of deposits, or may be associated with higher levels of risk, and may require us to pay a higher cost of funds, to replace them with other sources of funds or to slow loan growth. An inability to maintain or replace customer and brokered deposits as they mature could negatively affect our liquidity, which could significantly reduce our future growth or materially adversely affect our net interest margin, earnings and stock price.

•Liquidity risks related to deposits in excess of the maximum FDIC insurance coverage limits

We also have a significant amount of deposits that are in excess of the maximum FDIC insurance coverage limits. At any time, customers who have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder or “too big to fail” or could elect to use other non-deposit funding products, such as repurchase agreements, that may require the Bank to pay higher interest and to provide securities as collateral for the Bank’s repurchase obligation. At December 31, 2022, the Bank had approximately $4.4 billion of uninsured deposits, which was 51% of our total deposits.
•Liquidity risks related to access to capital markets

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or reduce our operations.

Our liquidity could be adversely affected by any inability to access the capital markets, illiquidity or volatility in the capital markets, the decrease in value of eligible collateral or increased collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns or changes in regulations. Additionally, our liquidity may be negatively impacted by the unwillingness or inability of the Federal Reserve to act as lender of last resort.

Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities and on our financial condition and performance. Accordingly, we may be unable to raise additional capital if needed or on acceptable terms. If we fail to maintain capital to meet regulatory requirements, our liquidity, business, financial condition and results of operations could be adversely affected.

•Liquidity risks related to securities' market values

The investment securities portfolio has risk factors beyond the Company’s control that may significantly influence its fair value. Declines in the value of investment securities could result in losses that can reduce liquidity, capital and earnings. These risk factors include, but are not limited to, market conditions, instability in the credit markets, rating agency downgrades of the securities, lack of market pricing of the securities, defaults of the issuers of the securities and issuer impairments. The Company’s investment in equity securities and in securities with no market activity present heightened credit and price risks.

We believe that the Company's liquidity risks are mitigated through the use of various models and strategies combined with our strong earnings, capital position, relationship banking model and reputation as a safe and sound institution. We also continually assess and strategize to control liquidity risk exposures from the potential loss of or competition for customer deposits and from the potential loss of securities' market values. There is no assurance, however, that we will not have to replace a significant amount of deposits with alternative funding sources, such as repurchase agreements, federal funds lines, certificates of deposit, brokered deposits, other categories of interest bearing deposits and FHLB borrowings, all of which are more expensive than noninterest bearing deposits, can be more expensive than other categories of deposits and may significantly increase our cost of funds. There is also no assurance that we will be able to reduce our risk positions related to assets with significant declines in value or related to assets with no market activity. In times of market stress or other unforeseen circumstances, market movements may limit the effectiveness of our strategies, reduce or eliminate our growth and cause us to incur material losses.

The Company believes that the loss of a significant amount of deposits, particularly noninterest bearing deposits and any material losses in our investment portfolio could have a material adverse effect on our earnings, net interest margin, rate of growth and stock price.

We may face risks with respect to future expansion or acquisition activity.
We are subject to comprehensive regulation under federal and state laws. These laws and regulations significantly affect and have the potential to restrict the scope of our existing businesses and limit our ability to pursue certain business opportunities, including the products and services we offer. We may seek to selectively expand our banking operations through limited de novo branching or opportunistic acquisition activities. We cannot be certain that any expansion activity, through de novo branching, acquisition of branches of another financial institution or a whole institution or the establishment or acquisition of nonbanking financial services companies, will prove profitable or will increase shareholder value.
The FRB's prior approval is required to acquire all or substantially all of the assets of any bank or savings association, to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of any bank or savings association or to merge or consolidate with any other bank holding company or savings and loan holding company. The BHC Act and other federal law enumerates the factors the FRB must consider when reviewing the merger of bank holding companies, the acquisition of banks or the acquisition of voting securities of a bank or bank holding company. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on the financial stability of the United States; the organizations' compliance with anti-money laundering laws and regulations; the convenience and needs of the communities to be served; and the records of performance under the CRA of the insured depository institutions involved in the transaction. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition to receiving regulatory approval, a condition which may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.
The success of any acquisition will depend, in part, on our ability to realize the estimated cost savings and revenue enhancements from combining the businesses of the Company and the target company. Our ability to realize increases in revenue will depend, in part, on our ability to retain customers and employees and to capitalize on existing relationships for the provision of additional products and services. If our estimates for such activities turn out to be incorrect or we are not able to successfully combine companies, the anticipated cost savings and increased revenues may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. As with any combination of banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits from our bank. Customers may not readily accept changes to their banking arrangements that we make as part of or following an acquisition. Additionally, the value of an acquisition to the Company is dependent on our ability to successfully identify and estimate the magnitude of any asset quality issues of acquired companies.
Our concentrations of loans may create a greater risk of loan defaults and losses.
A substantial portion of our loans are secured by commercial real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2022, 81% of our loans were secured or partially secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices and ongoing portfolio monitoring and market analysis. Of these loans, $1.0 billion, or 13.0% of portfolio loans, were land, land development and construction loans. An additional $1.5 billion, or 19.0% of portfolio loans, were commercial and industrial loans, which are generally not secured by real estate. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and, as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market or in the general economic conditions in the Washington, D.C. metropolitan area could increase the levels of nonperforming loans and charge-offs and reduce loan demand. In that event, we would likely experience higher losses or lower earnings. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.
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
Our Residential Lending department, which will cease originating mortgages for sale in the first quarter of 2023, will no longer provide us with significant noninterest income
We recently announced that we will cease originating residential mortgages for sale in the first quarter of 2023 (see Note 26 of the Consolidated Financial Statements for further details). While we believe that this decision is appropriate given the challenged nature of the business, we cannot be certain that we will be able to maintain or increase the volume or percentage of revenue or net income previously produced by the residential mortgage business.
In 2022, the Bank originated $295.6 million and sold $338.9 million of residential mortgage loans to investors, as compared to $1.1 billion originated and $1.2 billion sold to investors in 2021. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans and other factors beyond our control. Changes in tax laws could make home ownership less attractive, reducing the demand for residential mortgage loans. Additionally, in many respects, the traditional mortgage origination business is relationship based and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production or the rate of growth of production.
Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale by our Residential Lending department.
The Bank originates residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards including fraud, negligence, material misstatement in the loan documents or non-compliance with applicable law. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term or return profits made should the loan prepay within a short period. The potential mortgagor early default repurchase period is up to approximately twelve months after sale of the loan to the investor. The recourse period for fraud, material misstatement, breach of representations and warranties, non-compliance with law or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single family residential properties, have loan-to-value ratios of 80% or less or have private mortgage insurance. Our experience to date has been minimal in the case of loan repurchases due to default, fraud, breach of representations, material misstatement or legal non-compliance. While not a significant matter in the past, should repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact our share price.
Our financial condition, earnings and asset quality could be adversely affected if our consumer facing operations do not operate in compliance with applicable regulations.
While all aspects of our operations are subject to detailed and complex compliance regimes, those portions of our lending operations which most directly deal with consumers pose particular challenges given the emphasis on consumer compliance by bank regulators at all levels. Residential mortgage lending raises significant compliance risks resulting from the detailed and complex nature of mortgage lending regulations imposed by federal regulatory agencies and the relatively independent operating environment in which mortgage lending officers operate. As a result, despite the education, compliance training, supervision and oversight we exercise in these areas, individual loan officers intentionally trying to conceal improper activities could result in the Bank being strictly liable for restitution or damages to individual borrowers and to regulatory enforcement activity.
Changes in interest rates and other factors beyond our control could have an adverse impact on our financial performance and results.
Our operating income and net income depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest bearing assets and the interest rates we pay on interest bearing deposits and other liabilities. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or re-price more quickly than interest earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest earning assets mature or re-price more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB.

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2022, our cumulative net asset sensitive twelve month gap position was +7.98% of total assets. As such, assuming a static balance sheet, we expect increases of approximately +9.9% and +16.4%, respectively, in projected net interest income and net income over a twelve month period resulting from an instantaneous 100 basis point increase in rates across the yield curve. Conversely, assuming a static balance sheet, we expect decreases of approximately (4.7)% and (7.3)%, respectively, in projected net interest income and net income over a twelve month period resulting from an instantaneous 100 basis point decrease in rates across the yield curve. In addition, if interest rates continue to rise or stay elevated, we will likely continue to experience an increase in deposit outflows. Our residential mortgage origination and sales volume will also decrease, given our decision to cease originating residential mortgages for sale in the first quarter of 2023 (See Note 26 of the Consolidated Financial Statements for further details). The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.
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
Fluctuations in inflation rates may also have a number of adverse effects on the Bank and the Company. For example, material increases in inflation rates would likely result in an increase in personnel and other operational costs and an increase in salary and wage expenses, which comprise the Bank’s most significant non-interest expense category. Long periods of high inflation also result in higher interest rates, which will increase the Bank’s deposit costs and overall cost of funds. Higher interest rates will also reduce the value of the Bank’s investment portfolio holdings, and if such reductions are significant, they may materially limit our ability to meet future liquidity shortfalls by selling investments without realizing substantial losses. These and other indirect impacts of inflation on the Bank and the Company could significantly adversely affect the Bank's and the Company's earnings and capital in both the short term and long term.
We may not be able to successfully compete with others for business.
The Washington, D.C. metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint and is a highly competitive banking market. We compete for loans and deposits' dollars with numerous regional and national banks, online divisions of out-of-market banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, private lenders and nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. Our profitability depends upon our continued ability to successfully compete with traditional and new financial services providers, some of which maintain a physical presence in our market areas and others of which maintain only a virtual presence. Many competitors have substantially greater resources than us, and some operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds and adversely affect our overall financial condition and earnings.
The Bank has been very successful in developing customer relationships. Going forward, should competitive pressures increase, we are subject to the risk that we may not be able to retain the loans and deposits produced by these new relationships. While we believe that our relationship banking model will enable us to keep a significant percentage of these new relationships, there can be no assurance that we will be able to do so, that we would be able to maintain favorable pricing, margins and asset quality or that we will be able to grow at the same rate we did when alternative financing was not widely available.
Our customers and businesses in the Washington, D.C. metropolitan area in general may be adversely impacted as a result of changes in government spending.
The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors or which depend on such businesses for a significant portion of their revenues. While the Company does not have a significant level of loans to federal government contractors or their subcontractors, the impact of a shutdown of federal government operations, a decline in federal government spending, a reallocation of government spending to different industries or different areas of the country or a delay in payments to such contractors could have a ripple effect.
As the economy began to improve from the COVID-19 pandemic, many of the federal government stimulus programs were discontinued. The impact of the discontinuation of these programs on the local economy in 2023 and beyond is uncertain. Temporary layoffs, staffing freezes, salary reductions or furloughs of government employees or government contractors and other impacts from the cessation of stimulus or declining government spending, could have adverse impacts on other businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area and may indirectly lead to a loss of revenues by the Company’s customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses. Accordingly, such potential federal government actions could lead to increases in past due loans, nonperforming loans, credit loss reserves and charge-offs and a decline in liquidity.
We rely upon independent appraisals to determine the value of the real estate that secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.
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
Climate change or government action and societal responses to climate change could adversely affect our results of operations.
Climate change can increase the likelihood of the occurrence and severity of natural disasters and can also result in longer-term shifts in climate patterns such as extreme heat, sea level rise and more frequent and prolonged drought. Such significant climate change effects may negatively impact the Company’s geographic markets, disrupting the operations of the Company, our customers or third parties on which we rely. Damages to real estate underlying mortgage loans or real estate collateral and declines in economic conditions in geographic markets in which the Company’s customers operate may impact our customers’ ability to repay loans or maintain deposits due to climate change effects, which could increase our delinquency rates and average credit loss.

Moreover, as the effects of climate change continue to create a level of concern for the state of the global environment, companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. New government regulations could result in more stringent forms of ESG oversight and reporting and diligence and disclosure requirements. Increased ESG related compliance costs, in turn, could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards, including with respect to the Company’s involvement in certain industries or projects associated with causing or exacerbating climate change, may negatively affect the Company’s reputation and commercial relationships, which could adversely affect our business.

Our operations rely significantly on certain external vendors.
Our business is dependent on the use of outside service providers that support our day-to-day operations including data processing and electronic communications. Our operations are exposed to risk that a service provider may not perform in accordance with established performance standards required in our agreements for any number of reasons including equipment or network failure, a change in their senior management, their financial condition, their product line or mix and how they support existing customers or a simple change in their strategic focus. While we have comprehensive policies and procedures in place to mitigate risk at all phases of service provider management from selection to performance monitoring and renewals, the failure of a service provider to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse effect on our financial conditions and results of our operations.
Difficulty recruiting or retaining successful bankers, as well as the loss of any of our executive officers or other key personnel, could negatively impact the implementation of our business strategy, impair relationships with our customers and adversely affect our financial condition and results of operations.

In light of macroeconomic factors, as well as work environment issues arising from the COVID-19 pandemic, human capital management risks are an increasing component of the Company’s assessment of risk and its enterprise risk management system. Our ability to retain and grow loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers. If we were to experience difficulty recruiting successful bankers, or lose the services of any of our bankers to a new or existing competitor or otherwise, we may be unable to establish and retain valuable relationships and some of our customers or potential customers could choose to use the services of a competitor instead.

Moreover, the Company relies significantly on the expertise and experience of our executive officers and senior management, whose skills, years of industry experience and relationships with customers may be difficult for the Company to replace. The loss of service of one or more of these key personnel could reduce the Company’s ability to successfully implement its long-term business strategy, our business could suffer and the value of the Company’s common stock could be materially adversely affected. Leadership changes may occur from time to time and the Company cannot predict whether significant resignations will occur or whether the Company will be able to recruit additional qualified personnel. There can be no assurance that the Company can adequately prepare for these risks prior to their occurrence or that they will not have a material impact on our financial condition and results of operations.

RISKS RELATED TO INVESTING IN OUR STOCK
Our ability to make distributions in respect of our securities may be limited.
Our ability to pay a cash dividend on our common stock, to repurchase shares of our common stock or to pay interest on our subordinated debt will depend largely upon the ability of the Bank, the Company’s principal operating business, to declare and pay dividends to the Company. Payment of distributions on our securities will also depend upon the Bank’s earnings, financial condition and need for funds, as well as laws, regulations and governmental policies applicable to the Company and the Bank, which limit the amount of distributions that may be made. In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank each must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends and repurchasing shares. The payment of dividends in any period and the adoption or implementation of a share repurchase program do not mean that the Company will continue to pay dividends at the current level, or at all, or that it will repurchase any additional shares of common stock. Refer to “Regulation” under Item 1 and to “Market for Common Stock” under Item 5 for additional information.
We may issue additional equity securities or engage in other transactions that could affect the priority of our common stock, which may adversely affect the market price of our common stock.
In accordance with our Amended Articles of Incorporation, our Board of Directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings or the prices at which such offerings may be effected. Such offerings could be dilutive to common shareholders. Pursuant to our Amended Articles of Incorporation, the Company’s Board of Directors is authorized to issue up to one million shares of preferred stock, on such terms and with such powers, preferences, rights and provisions as it may determine and to divide the preferred stock into one or more classes or series. New investors, and particularly investors in any preferred stock the Company may issue from time to time, will therefore have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation of the Company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Also, additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Substantial regulatory limitations on changes of control and anti-takeover provisions of Maryland law may make it more difficult for shareholders to receive a change in control premium.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of the Company’s voting stock or obtaining the ability to control in any manner the election of a majority of its directors or otherwise direct the management or policies of the Company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Maryland law. Also, the Maryland General Corporation Law, as amended, contains several provisions that may make it more difficult for a third party to acquire control of the Company without the approval of its Board of Directors and may make it more difficult or expensive for a third party to acquire a majority of its outstanding common stock.
RISKS RELATED TO OUR LEGAL AND REGULATORY ENVIRONMENT
Our concentrations of loans may require us to maintain higher levels of capital.
Under guidance adopted by the federal banking agencies, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management policies and processes and, potentially, higher levels of capital. Although not currently anticipated, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans.
Litigation and regulatory actions, possibly including enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
In the normal course of our business, we are named as a defendant in various legal actions arising in connection with our current and/or prior business activities or public disclosures. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, we may be subject to regulatory enforcement actions. We are also, from time to time, the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by various agencies and other bodies regarding our current and/or prior business activities. Additionally, we also from time to time receive demand letters from shareholders, and such letters may lead to these shareholders filing claims or derivative suits against us if our engagement with such shareholders ends in a failure to successfully negotiate a settlement. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices, required changes in our senior officers or other requirements resulting in increased expenses, diminished income and damage to our business. Our involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, regulatory order or agreement, informal enforcement action or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in adverse audit findings or additional litigation, investigations or proceedings as other parties, including other litigants and/or government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, results of operations, financial condition and stock price, including in any particular reporting period.

Further, in such matters, it is inherently difficult to determine whether any loss is probable or whether it is possible to estimate the amount of any reasonably possible loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual fine, penalty or other relief, conditions or restrictions, if any, may be, particularly for actions that are in their early stages of investigation. We may be required to pay fines or civil money penalties or make other payments in connection with certain of these issues. This uncertainty makes it difficult to estimate probable losses, which, in turn, can lead to substantial disparities between the reserves we may establish for such proceedings and the eventual settlements, fines or penalties. While the Company and Bank carry insurance to protect us from material outlays (excluding regulatory fees and penalties), such insurance may not always fully or even substantially cover such outlays. The Company maintains director and officer insurance policies (“D&O Insurance Policies”) that provide coverage for the legal defense costs. Once the D&O Insurance Policies are exhausted (as is the case for our 2016/2017 D&O Policy), the Company will be responsible for paying the defense costs associated with those investigations and litigations (to include unpaid receivables from the insurance carriers) for itself and on behalf of any current and former officers and directors entitled to indemnification from the Company. The Company may incur in the future in connection with current ongoing and any potential future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company’s control. In the event such costs are significant, they could have a material adverse effect on our business, financial condition, results of operations and stock price.

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.
The banking industry is highly regulated and supervised under federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC DIF and not for the protection of our shareholders and creditors. The Company and Bank are subject to regulation and supervision by the Federal Reserve and the FDIC, as well as our state regulator. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The laws and regulations applicable to the Company and Bank govern a variety of matters, including permissible types, amounts and terms of loans and investments they may make, the maximum interest rate that may be charged, the amount of reserves that must be held against deposits, the types of deposits that may be accepted and the rates that may be paid on such deposits, maintenance of adequate capital and liquidity, changes in control of the Company and Bank, transactions between the Bank and its affiliates, handling of nonpublic information, restrictions on distributions to shareholders through dividends or share repurchases, dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition and results of operations. Also, the burden imposed by those laws and regulations may place banks in general, including the Bank in particular, at a competitive disadvantage compared to our non-bank competitors. Our failure to comply with any applicable laws or regulations or regulatory policies and interpretations of such laws and regulations could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.
Applicable federal and state laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes. Future changes may have a material adverse effect on our business, financial condition and results of operations. Federal regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or effect of future legislation or regulation or the application of laws and regulations to us. Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations.
In addition, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of our business differs from our assessment, we may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on our business, financial condition and results of operations.
We are subject to laws regarding the privacy, information security and protection of personal information, and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information ("PII") in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third parties), as well as planning for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer, storage and disposal of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties and could damage our reputation and otherwise adversely affect our operations, financial condition and results of operations.
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
We are subject to the effect of changes in tax laws which could increase the effective tax rate payable by us to federal, state and municipal governments, reduce the value of our beneficial tax attributes or otherwise adversely affect our business, results of operations or financial condition. Additionally, changes in tax laws could have a negative impact on the banking industry, borrowers, the market for single family residential or commercial real estate or business borrowing. To the extent that changes in law discourage borrowing, ownership of real property or business investment, such changes may have an adverse effect on the demand for our loans. Further, the value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of real estate ownership and borrowing, which could require an increase in our ACL, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Additionally, certain borrowers could become less able to service their debts as a result of changes in taxation. Any such changes could adversely affect our business, financial condition and results of operations.
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
We are exposed to the risk of cyber-attacks in the normal course of business. In addition, we are exposed to cyber-attacks on vendors and merchants that affect us and our customers. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. To combat against these attacks, policies and procedures are in place to identify, protect, detect, respond and recover from the possible security breach of our information systems and cyber-fraud. While we maintain insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. While we have not incurred any material losses related to cyber-attacks, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support our business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and reputational damage adversely affecting customer or investor confidence.
A breach or interruption of information security or cyber-related threats could negatively affect our earnings.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Although we maintain insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, adversely affect customer or investor confidence, result in a loss of customer business, subject us to additional regulatory scrutiny and possible regulatory penalties or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. As of May 1, 2022, the Company is required to notify its primary federal regulator of any significant computer security event that has, or is reasonably likely to have, a material effect on the viability of the organization’s banking operations, its ability to deliver banking products and services or the stability of the financial sector, pursuant to a rule approved by the Office of the Comptroller of the Currency ("OCC"), FRB and FDIC. This rule also covers service providers when the provider determines that it has experienced such a computer-security incident. This notification must be made no later than 36 hours after the banking organization determines that a cyber incident has occurred. This new rule became effective on April 1, 2022, with a compliance date of May 1, 2022. The Company has implemented internal processes to ensure compliance with this rule.

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
The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision-making and regulatory compliance processes and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for credit loss measurement, portfolio stress testing, assessing capital adequacy and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlies them. We anticipate that model-derived insights will be used more widely in decision-making in the future. While these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data, flawed quantitative approaches or poorly designed or implemented models could yield adverse or faulty outcomes and decisions, and could result in regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making, which could have a material adverse effect on our business, financial condition, results of operations and share price.
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
•Reports in the press, internet or investment community generally or relating to our reputation or the financial services industry, whether or not those reports are based on accurate, complete or transparent information;
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
•Actions of one or more investors in selling our common stock short; and
•General market conditions and, in particular, developments related to market conditions for the financial services industry, inclusive of the potential adverse impact from:
◦Terrorism, and current or anticipated military conflicts, including escalating military tensions between Russia and Ukraine and other geopolitical events;
◦Catastrophic events, including natural disasters, and public health crises.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None
ITEM 2.    PROPERTIES
Our principal office is located in Bethesda, Maryland. All properties out of which the Company operates are leased properties. As of December 31, 2022, the Company and its subsidiaries operated out of 20 different locations (some of which have multiple leases); which include our principal corporate office, branch offices, lending centers and an operations center in Washington, D.C., Suburban, Maryland and Northern Virginia metropolitan areas. Additional information with respect to premises and equipment is presented in Notes 5 and 6 to the Consolidated Financial Statements.
ITEM 3.    LEGAL PROCEEDINGS
As disclosed in Note 21 to the Consolidated Financial Statements, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, and the disclosure set forth in Note 21 relating to certain legal matters is incorporated herein by reference.

Based on information currently available, the Company does not believe that the liabilities (if any) resulting from such legal proceedings will have a material effect on the financial position of the Company. However, in light of the inherent uncertainties involved in such matters, ongoing legal expenses or an adverse outcome in one or more of these matters could materially and adversely affect the Company’s financial condition and results of operations or cash flows in any particular reporting period, as well as its reputation.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY
Market for Common Stock. The Company’s common stock is listed for trading on the Nasdaq Capital Market under the symbol “EGBN.” Over the twelve month period ended December 31, 2022, the average daily trading volume amounted to approximately 167,619 shares, an increase from approximately 126,207 shares over the twelve month period ended December 31, 2021. No assurance can be given that a more active trading market will develop or can be maintained. As of February 1, 2023, there were 31,346,903 shares of common stock outstanding, held by approximately 518 shareholders of record. Based on the most recent analysis, the Company believes beneficial shareholders number approximately 12,025. As of February 1, 2023, our directors and executive officers own approximately 2% of our outstanding shares of common stock.
Dividends. The Company pays a regular quarterly cash dividend. In 2022, the Company declared four cash dividends with an aggregate value of $1.75 per share, or $55.8 million.
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
Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2022 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.
The FRB has established requirements with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. In 1985, the FRB issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the FRB expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the holding company’s financial health, such as by borrowing. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.
Issuer Repurchase of Common Stock.

Period	Total Number of Shares Purchased (3)(4)	Average Price Paid Per Share(5)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1, 2022	—	n/a	n/a	1,600,000
October 1 - 31, 2022	117,700	$44.47	117,700	1,482,300
November 1 - 30, 2022	228,000	$45.98	228,000	1,254,300
December 1-31, 2022	392,600	$44.24	392,600	861,700
Total	738,300	$44.82	738,300	861,700
(1) On December 28, 2021, the Company's Board of Directors authorized a new share repurchase program (the "2022 Repurchase Program") to take effect starting January 1, 2022, after the expiration of the previous repurchase program on December 31, 2021. The Board of Directors authorized the repurchase of 1,600,000 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under the 2022 Repurchase Program, which expired on December 31, 2022.
(2) On December 13, 2022, the Company's Board of Directors authorized a new share repurchase program (the "2023 Repurchase Program") to take effect starting January 2, 2023, after the expiration of the previous repurchase program on December 31, 2022. The Board of Directors authorized the repurchase of 1,600,000 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under the 2023 Repurchase Program, which will expire on December 31, 2023, subject to earlier termination of the program by the Board of Directors.
(3) Inclusive of shares remaining available for purchase under the 2022 Repurchase Program.
(4) Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted shares or restricted share units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(5) Average price paid per share includes commission costs associated with the repurchases.

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for “Securities Authorized for Issuance Under Equity Compensation Plans.”

Stock Price Performance. The following table compares the cumulative total return on a hypothetical investment of $100 in the Company’s common stock from December 31, 2017 through December 31, 2022, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (U.S. Companies), S&P 500 Index and the KBW Regional Banking Index for the comparable period, including reinvestment of dividends. The KBW Regional Banking Index seeks to reflect the performance of publicly traded companies that do business as regional banks or thrifts listed on all U.S. stock markets.

Eagle Bancorp, Inc.

Total Return Performance
Eagle Bancorp, Inc
Nasdaq Composite Index
S&P 500 Index
KBW Nasdaq Regional Banking Index
Index Value
250
200
150
100
50

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Eagle Bancorp, Inc.	100.00	84.13	84.77	73.92	106.83	83.42
Nasdaq Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
KBW Nasdaq Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company. The Company’s primary subsidiary is the Bank, and the Company’s other direct and indirect active subsidiaries are Bethesda Leasing, LLC, Eagle Insurance Services, LLC and Landroval Municipal Finance, Inc.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.
Caution About Forward Looking Statements. This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and are typically identified with words such as “may,” “will,” “can,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “assume," "probable," "possible," "continue,” “should,” “could,” “would,” “strive," "seeks,” "deem," "projections," "forecast," "consider," "indicative," "uncertainty," "likely," "unlikely," ""likelihood," "unknown," "attributable," "depends," "intends," "generally," "feel," "typically," "judgment," "subjective" and similar words or phrases. These forward looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward looking statements:
•Changes in the general economic, political, social and health conditions, including the macroeconomic and other challenges and uncertainties resulting from the effects of the COVID-19 pandemic;
•The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
•The willingness of customers to substitute competitors’ products and services for our products and services;
•Our management of liquidity risks in our operations, including, but not limited to, risks related to customer deposits, deposits in excess of the FDIC insurance coverage limits, access to capital markets and securities and market values;
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
•Our decision to cease originating residential mortgages (See Note 26 of the Consolidated Financial Statements for further details);
•The growth and profitability of noninterest or fee income being less than expected;
•Changes in the level of our nonperforming assets and charge-offs;
•Changes in consumer spending and savings habits;
•The impact of climate change or government action and societal responses to climate change;
•Difficulty recruiting or retaining successful bankers, executive officers or other key personnel;
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
•The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance and the application thereof by regulatory bodies;
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
•The effects or impact of any litigation, regulatory proceeding, including enforcement proceedings and any possibly resulting fines, judgments, expenses or restrictions on our business activities;
•Unanticipated regulatory or judicial proceedings;
•The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board ("PCAOB") or the FASB;

•Cybersecurity breaches, threats, and cyber-fraud that cause the Bank to sustain financial losses;
•Technological and social media changes;
•Our management of risks inherent in the use of statistical and quantitative data and modeling;
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
GENERAL
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating twenty-four years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve. The Company was organized in October 1997 and to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of sixteen branch offices (six in Suburban Maryland, five in Washington, D.C. and five in Northern Virginia), a principal corporate office, five lending centers (two are co-located with branches and one co-located in the principal corporate office) and one operations center. Refer to the Business Section above, which describes in detail the various banking services offered.
Although the global economy has largely adapted operations to a world with COVID-19, certain adverse residual consequences of the pandemic continue to impact the macroeconomic environment and they may continue to persist. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications and/or disruptions, has contributed greatly to rising inflationary pressures. In 2022, the Federal Reserve Open Market Committee ("FOMC"), began a series of rate increases thereby discontinuing the generally accommodative monetary policy it had pursued when the COVID-19 pandemic began in early 2020. In late 2022, the Federal Reserve begun tapering purchases of securities and is no longer expanding its balance sheet as aggressively. Actual real U.S. GDP growth for 2022 was 2.1%, in contrast to 5.7% growth in 2021 as the economy re-opened, and was adversely impacted by the effects of the COVID-19 pandemic. Employment climbed throughout 2022 as the U.S. unemployment rate ended the year at 3.4%, down from 3.9% at the end of 2021.

Longer-term U.S. interest rates increased in 2022, with the ten year U.S. Treasury rate averaging 2.95% in 2022 as compared to 1.45% in 2021. The yield curve in 2022 was inverted as rates increased sharply on the short end of the curve and remained anchored on the longer end versus a more normal shape in 2021.

As the ten year U.S. Treasury rate continued to increase in 2022, the volume of residential mortgage lending continued to decrease in 2022. Overall, real estate values in most of the Company's markets decreased moderately in 2022 as the FOMC increased interest rates in 2022 to stave off inflationary pressures. Political gridlock continued in Washington, D.C. over concerns of public debt and deficits, as well as tax policy and spending levels.

The Company’s primary market, the Washington, D.C. metropolitan area, has continued to perform well relative to other parts of the country notwithstanding the adverse effects of the COVID-19 pandemic, due to a stable public sector along with increased government spending. The private sector, in particular, the Leisure and Hospitality sector has seen some recovery in recent years following the adverse effects of the pandemic. The multi-family commercial real estate leasing sector, notwithstanding increased supply of units in the Bank’s market area, has held up relatively well, particularly for well-located close-in projects. Overall, commercial real estate values have generally held up well, but we continue to be cautious of the cap rates at which some assets are trading, and therefore, we are being careful with valuations.

In spite of recent challenges, the Washington, D.C. metropolitan area maintains a diverse economy including a large healthcare component, substantial business services and a highly educated work force.

The Company has the financial resources to meet, and has remained committed to meeting, the credit needs of its community. The decline in the Company's loan balances in 2021 was a result of PPP loans paying off, competition refinancing at lower rates with longer amortization periods, and excess liquidity at competing banks as well as many companies and construction project sponsors. Loan balances increased in 2022 as rising rates led to deposit disintermediation reducing our liquidity levels and earning assets. However, rates on interest earning assets increased which ultimately had a net positive impact on the net interest margin and resulted in a higher net interest income in 2022 despite the decrease in liquidity and earning assets.

The Company’s capital position remained strong in 2022 as a result of good earnings, improved economic conditions and strong asset quality. As a result of the Company’s strong capital position and earnings, we were able to continue our quarterly dividend in 2022. Additionally, the Company was active in share repurchase activity as we repurchased 738,300 shares at an average price of $44.82 per share during 2022.

On December 13, 2022, the Company's Board of Directors authorized a new share repurchase program to take effect starting January 2, 2023, after the expiration of the previous repurchase program on December 31, 2022. The Board of Directors authorized the repurchase of 1,600,000 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under the 2023 Repurchase Program, which will expire on December 31, 2023, subject to earlier termination of the program by the Board of Directors.

The Company believes its strategy of remaining growth-oriented, retaining talented staff and maintaining focus on seeking quality lending and deposit relationships has proven successful. Additionally, the Company believes such focus and strategy of relationship building has fostered future growth opportunities, as the Company’s reputation in the marketplace remains strong. At December 31, 2022, the Company had total assets of approximately $11.2 billion, total loans of $7.6 billion, total deposits of $8.7 billion and sixteen branches in the Washington, D.C. metropolitan area.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies, including those identified below for the year ended December 31, 2022, inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.
Allowance for Credit Losses and Provision for Unfunded Commitments
A consequence of lending activities is that we may incur credit losses, so we record an ACL with respect to loan receivables and a reserve for unfunded commitments (“RUC”) as estimates of those losses. The amount of such losses will vary depending upon the risk characteristics of the loan portfolio as affected by economic conditions such as changes in interest rates, the financial performance of borrowers and regional unemployment rates, which management estimates by using a national forecast and estimating a regional adjustment based on historical differences between the two.

As a result of our January 1, 2020 adoption of FASB's Accounting Standard Codification ("ASC") 326, Measurement of Credit Losses on Financial Instruments, and its related amendments, our methodology for estimating these credit losses changed significantly from years prior to 2020. The standard replaced the “incurred loss” approach with a “current expected credit loss” approach known as CECL, which requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). CECL removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

The Provision for Unfunded Commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. The RUC is determined by estimating future draws and applying the expected loss rates on those draws.

Management has significant discretion in making the judgments inherent in the determination of the provisions for credit loss, ACL and the RUC. Our determination of these amounts requires significant reliance on estimates and significant judgment as to the amount and timing of expected future cash flows on loans, significant reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of economic factors and the reliance on our reasonable and supportable forecasts.

The ACL represents the expected credit losses arising from the Company's loan and available-for-sale ("AFS") securities portfolios. The ACL is determined as follows:

The Company uses a loan-level probability of default ("PD")/ loss given default ("LGD") cash flow method with an exposure at default ("EAD") model to estimate expected credit losses for the commercial, income producing – commercial real estate, owner occupied – commercial real estate, real estate mortgage - residential, construction – commercial and residential, construction – C&I (owner occupied), home equity and other consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, probability of default and loss given default. The modeling of expected prepayment speeds is based on historical internal data.

The Company uses regression analysis of historical internal and peer data (as Company loss data is insufficient) to determine suitable loss drivers to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD will react to forecasted levels of the loss drivers. For our cash flow model, management utilizes and forecasts regional unemployment by using a national forecast and estimating a regional adjustment based on historical differences between the two as a loss driver over our reasonable and supportable period of 18 months, and reverts back to a historical loss rate over the following twelve months on a straight-line basis. While the COVID-19 pandemic negatively impacted unemployment projections for 2021, which informed our CECL economic forecast and increased our loss reserve for that year, there were positive signs in 2022 as the unemployment rate and economic forecast continued to improve and suggested that the effects of the COVID-19 pandemic on credit would not be as significant as previously considered in 2021. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
The ACL also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk, changes in underwriting standards, experience and depth of lending staff and trends in delinquencies. While our methodology in establishing the reserve for credit losses attributes portions of the ACL and RUC to the commercial and consumer portfolio segments, the entire ACL and RUC is available to absorb credit losses expected in the total loan portfolio and total amount of unfunded credit commitments, respectively.
Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. For example, the effects of the COVID-19 pandemic and related hybrid or fully remote working environment had negatively impacted the performance outlook in the central business district office commercial real estate segment of our loan portfolio, which informed our CECL economic forecast and continued to adversely impact our loss reserve as of December 31, 2022. See Notes 1, 3 and 4 to the Consolidated Financial Statements, the “Provision for Credit Losses” section in Management’s Discussion and Analysis and the risk factors related to our business and economic conditions in Item 1A for more information on the provision for credit losses.

SELECTED FINANCIAL DATA
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the year ended December 31, 2022. The information contained in this section should be read together with the December 31, 2022 audited Consolidated Financial Statements and the accompanying Notes included in Item 8 Financial Statements And Supplementary Data of this Form 10-K.

This section of this Form 10-K generally discusses 2022 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2021.

Use of Non-GAAP Financial Measures
The information set forth below contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “efficiency ratio” and “return on average common equity.” Management uses these non-GAAP measures in its analysis of our performance because it believes these measures are used as a measure of our performance by investors.
These disclosures should not be considered in isolation or as a substitute for results determined in accordance with GAAP and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. Management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measures. A reconciliation table is set forth below following the selected historical consolidated financial data.

	Years Ended December 31,
	2022	2021	2020
Balance Sheets - Period End
Securities - available for sale	$1,598,666	$2,623,408	$1,151,083
Securities - held to maturity	1,093,374	—	—
Loans held for sale	6,734	47,218	88,205
Loans	7,635,632	7,065,598	7,760,212
Allowance for credit losses	(74,444)	(74,965)	(109,579)
Intangible assets, net	104,233	104,255	104,307
Total assets	11,150,854	11,847,310	11,117,802
Deposits	8,713,182	9,981,540	9,189,203
Borrowings	1,044,795	369,670	568,077
Total liabilities	9,922,533	10,496,535	9,876,910
Total shareholders’ equity	1,228,321	1,350,775	1,240,892
Tangible common equity (1)	1,124,088	1,246,520	1,135,778

Statements of Income
Interest income	$424,613	$364,496	$389,986
Interest expense	91,746	39,982	68,424
Provision (reversal) for credit losses	266	(20,821)	45,571
Noninterest income	23,654	40,385	45,696
Noninterest expense	165,098	149,165	144,162
Income before taxes	189,680	237,674	176,145
Income tax expense	48,750	60,983	43,928
Net income	140,930	176,691	132,217
Cash dividends declared	55,776	44,691	28,330
Total revenue (2)	356,521	364,899	367,258

	Years Ended December 31,
(dollars in thousands except per share data)	2022	2021	2020
Per Common Share Data
Net income, basic	$4.40	$5.53	$4.09
Net income, diluted	4.39	5.52	4.09
Dividends declared	1.75	1.40	0.88
Book value	39.18	42.28	39.05
Tangible book value (3)	35.86	38.97	35.74
Common shares outstanding	31,346,903	31,950,092	31,779,663
Weighted average common shares outstanding, basic	32,004,251	31,935,824	32,334,201
Weighted average common shares outstanding, diluted	32,078,070	32,003,090	32,362,556
Ratios
Net interest margin	2.93%	2.81%	3.19%
Efficiency ratio (4)	46.31%	40.88%	39.25%
Return on average assets	1.20%	1.49%	1.28%
Return on average common equity	10.99%	13.54%	10.98%
Return on average tangible common equity (1)	11.97%	14.73%	12.03%
CET1 capital (to risk weighted assets)	14.03%	14.63%	13.49%
Total capital (to risk weighted assets)	14.94%	15.74%	17.04%
Tier 1 capital (to risk weighted assets)	14.03%	14.63%	13.49%
Tier 1 capital (to average assets)	11.63%	10.19%	10.31%
Tangible common equity ratio	10.18%	10.60%	10.31%
Dividend payout ratio	39.58%	25.29%	21.59%

Asset Quality
Nonperforming assets and loans 90+ past due	$8,430	$30,843	$65,930
Nonperforming assets and loans 90+ past due to total assets	0.08%	0.26%	0.59%
Nonperforming loans to total loans	0.08%	0.41%	0.79%
Allowance for credit losses to loans	0.97%	1.06%	1.41%
Allowance for credit losses to nonperforming loans	1,150.96%	256.66%	179.80%
Net charge-offs	$624	$13,339	$20,097
Net charge-offs to average loans	0.01%	0.18%	0.26%
(1)Tangible common equity and return on average tangible common equity are non-GAAP financial measures. Tangible common equity is defined as total common shareholders’ equity reduced by goodwill and other intangible assets.
(2)Total revenue calculated as net interest income plus noninterest income.
(3)Tangible book value per common share, a non-GAAP financial measure, is defined as tangible common shareholders’ equity divided by total common shares outstanding.
(4)Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

The following table details our Non-GAAP to GAAP reconciliation for the years 2020 through 2022.

Non-GAAP Reconciliation	Years Ended December 31,
(dollars in thousands except per share data)	2022	2021	2020
Common shareholders’ equity	$1,228,321	$1,350,775	$1,240,891
Less: Intangible assets	(104,233)	(104,255)	(104,307)
Tangible common equity	$1,124,088	$1,246,520	$1,136,584

Book value per common share	$39.18	$42.28	$39.05
Less: Intangible book value per common share	(3.32)	(3.31)	(3.31)
Tangible book value per common share	$35.86	$38.97	$35.74

Total assets	$11,150,854	$11,847,310	$11,117,802
Less: Intangible assets	(104,233)	(104,255)	(104,307)
Tangible assets	$11,046,621	$11,743,055	$11,013,495
Tangible common equity ratio	10.18%	10.61%	10.32%

Average common shareholders’ equity	$1,281,921	$1,304,902	$1,204,341
Less: Average intangible assets	(104,248)	(104,265)	(104,361)
Average tangible common equity	$1,177,673	$1,200,637	$1,099,980

Net Income	$140,930	$176,691	$132,217
Average tangible common equity	$1,177,673	$1,200,637	$1,099,438
Return on average tangible common equity	11.97%	14.72%	12.03%

Total noninterest expense	$165,098	$149,165	$144,162

Net interest income	$332,867	$324,514	$321,562
Total noninterest income	23,654	40,385	45,696
Total of net interest and noninterest income	$356,521	$364,899	$367,258
Efficiency ratio	46.31%	40.88%	39.25%
RESULTS OF OPERATIONS
Twelve Months Ended December 31, 2022 Compared with Twelve Months Ended December 31, 2021
Overview
Net income for the years ended December 31, 2022 and 2021 was $140.9 million and $176.7 million, respectively. Net income per basic and diluted common share for 2022 was $4.40 and $4.39, respectively, compared to $5.53 and $5.52 per basic and diluted common share, respectively for 2021, a 20% decrease.
Net income decreased in 2022 relative to 2021 primarily due to the provision reversals in the allowance for credit losses in 2021 that did not recur in 2022, increases in interest expense, lower noninterest income and higher noninterest expense which was partially offset by an increase in interest income.
The most significant portion of revenue (i.e., net interest income plus noninterest income) is net interest income, which increased to $332.9 million for 2022 compared to $324.5 million for 2021. The increase was due to an increase in the yield on average earning assets from 3.16% to 3.74%, or 58 basis points, which was partially offset by an increase in cost of funds of 46 basis points in net interest margin due to increased rates on interest bearing deposits and other borrowings.

The net interest margin, which measures the difference between interest income and interest expense (i.e., net interest income) as a percentage of earning assets, was 2.93% for 2022 and 2.81% for 2021, an increase of 12 basis points. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
The provision for credit losses in 2022 was $266 thousand as compared to a reversal of $20.8 million in 2021. For information on the components and drivers of these changes see "Provision for Credit Losses" section below.
Total noninterest income in 2022 was $23.7 million, as compared to $40.4 million in 2021, a 41% decrease.
Noninterest expenses in 2022 totaled $165.1 million, as compared to $149.2 million in 2021, an 11% increase. The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 46.31% for 2022 as compared to 40.88% for 2021. The adverse change in the efficiency ratio was driven by the $22.9 million settlement expenses, which increased noninterest expense and was partially offset by the $5.0 million accrual reduction related to share-based compensation awards and deferred compensation associated with our former CEO and Chairman, which reduced noninterest expense. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
At December 31, 2022, total loan balances (including PPP loans) were 8% higher than they were at December 31, 2021, and average loans were 1% lower in 2022 as compared to 2021. PPP loans represented just $3.3 million of total loans at the end of 2022, as compared to $51.1 million at the end of 2021. Excluding PPP loans, adjusted loan balances, increased 9% in 2022, driven by originations and advances which outpaced payoffs and paydowns. The decline in PPP loans was the result of the forgiveness process.
Total deposits at December 31, 2022 declined by $1.3 billion as compared to December 31, 2021. The decline consists of $127.2 million in noninterest bearing deposits and $1.1 billion in interest bearing deposits. This was primarily driven by a significant increase in short term interest rates and the related deposit disintermediation.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 63.4% and 63.0% of average earning assets for 2022 and 2021, respectively. For 2022, as compared to 2021, average loans, excluding loans held for sale, decreased $54.7 million, or 1%, driven by slightly higher payoffs and paydowns, which just outpaced originations and advances as well as PPP loan forgiveness.

Average investment securities for 2022 were 25% of average earning assets compared to 14% for 2021. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 11% and 23% of average earning assets for 2022 and 2021, respectively, as lower levels of on-balance sheet liquidity existed throughout 2022. The decrease was driven by the decline in deposits due to a significant increase in short term interest rates.

The ratio of common equity to total assets decreased to 11.02% at December 31, 2022 from 11.40% at December 31, 2021, due to the significant impact of higher rates on the unrealized loss position of the investment portfolio and resulting impact to accumulated other comprehensive income. The impact resulted in a reduction of common equity of $185.5 million related to investment securities in addition to the $55.8 million of cash dividends declared and $33.1 million in share repurchase activity during 2022.

For 2022, the return on average assets (“ROAA”) was 1.20%, as compared to 1.49% for 2021. Total shareholders’ equity was $1.23 billion at December 31, 2022 as compared to $1.35 billion at December 31, 2021, a decrease of 9%. The return on average common equity (“ROACE”) for 2022 was 10.99% as compared to 13.54% for 2021. The return on average tangible common equity (“ROATCE”) for 2022, a non-GAAP financial measure, was 11.97% as compared to 14.73% for 2021. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The decreases in these returns was primarily due to lower noninterest income, higher noninterest expense, the SEC and FRB settlements and, to a lesser extent, the non recurrence of provision reversals in the allowance for credit losses and net interest income on a lower asset base.
Net Interest Income and Net Interest Margin
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, loans held for sale, investment securities and interest bearing deposits with other banks. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings, which consist of federal funds purchased, advances from the FHLB and subordinated notes. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.

The Bank's earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. Net interest income represented 93% and 89% of the Company’s revenue for the years ended December 31, 2022 and December 31, 2021, respectively. Net interest income in 2022 was $332.9 million compared to $324.5 million in 2021. The 3% increase resulted from an increase in rates on earning assets, which was partially offset by increased rates on lower average balances of interest bearing deposits, as compared to 2021.
Net interest margin increased by 12 basis points to 2.93% in 2022 from 2.81% in 2021. The increase reflects the impact of an increase in yields which more than offset the increase in the cost of funds and decrease in average earning assets. The yield on earning assets increased by 58 basis points from 3.16% in 2021 to 3.74% in 2022 while cost of funds increased 46 basis points from 0.35% in 2021 to 0.81% in 2022. Average interest bearing deposits with other banks and other short term investments were $1.2 billion for 2022 compared to $2.5 billion for 2021. As a result of FRB actions related to Fed Funds interest rate increases, overall yields and rates increased in 2022 as compared to 2021, as variable rate loans adjusted upwards and an increased number of loans moved off their rate floors.
Loans, the largest component of interest income on earnings assets, had a yield of 4.97% in 2022, compared to 4.62% in 2021, an increase of 35 basis points (includes PPP loans).

Although deposits declined in 2022 due to disintermediation, the deposit mix continued to be favorable at year end, with average noninterest deposits being 38% of average total deposits, up from 34% in 2021. In 2022, average loans, the primary source of the Bank’s revenue, decreased by 1% between 2021 and 2022.

The table below presents the average balances and rates of the major categories of the Company's assets and liabilities for the years ended December 31, 2022, 2021 and 2020. Included in the table are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Years Ended December 31,
	2022			2021			2020
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,235,768	$13,304	1.08%	$2,499,377	$3,511	0.14%	$1,181,591	$2,601	0.22%
Loans held for sale	15,356	650	4.23%	71,043	2,278	3.21%	67,361	2,125	3.15%
Loans (1) (2)	7,206,158	358,317	4.97%	7,260,886	335,471	4.62%	7,868,523	366,729	4.66%
Investment securities available-for-sale (2)	2,003,475	33,641	1.68%	1,653,522	23,205	1.40%	929,983	18,440	1.98%
Investment securities held-to-maturity	857,584	17,840	2.08%	—	—	—%	—	—	—%
Federal funds sold	48,402	861	1.78%	31,667	31	0.10%	32,781	91	0.28%
Total interest earning assets	11,366,743	424,613	3.74%	11,516,495	364,496	3.16%	10,080,239	389,986	3.87%

Noninterest earning assets	475,563			416,492			371,345
Less: allowance for credit losses	74,726			96,252			101,621
Total noninterest earning assets	400,837			320,240			269,724
Total Assets	$11,767,580			$11,836,735			$10,349,963

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing transaction	$893,137	$6,721	0.75%	$814,999	$1,609	0.20%	$783,568	$3,190	0.41%
Savings and money market	4,683,850	65,777	1.40%	4,947,198	15,000	0.30%	3,925,413	26,271	0.67%
Time deposits	669,824	10,763	1.61%	803,718	11,163	1.39%	1,149,185	24,105	2.10%
Total interest bearing deposits	6,246,811	83,261	1.33%	6,565,915	27,772	0.42%	5,858,166	53,566	0.91%
Customer repurchase agreements and federal funds purchased	30,745	356	1.16%	24,884	51	0.20%	29,345	293	1.00%
Other short-term borrowings	172,717	3,980	2.30%	300,003	2,008	0.67%	280,126	1,870	0.66%
Long-term borrowings	69,737	4,149	5.95%	164,970	10,151	6.15%	259,975	12,696	4.80%
Total interest bearing liabilities	6,520,010	91,746	1.41%	7,055,772	39,982	0.57%	6,427,612	68,425	1.06%

Noninterest bearing liabilities:
Noninterest bearing demand	3,871,773			3,374,662			2,643,856
Other liabilities	93,876			101,399			74,154
Total noninterest bearing liabilities	3,965,649			3,476,061			2,718,010

Shareholders’ equity	1,281,921			1,304,902			1,204,341
Total Liabilities and Shareholders’ Equity	$11,767,580			$11,836,735			$10,349,963

Net interest income		$332,867			$324,514			$321,561
Net interest spread			2.33%			2.59%			2.81%
Net interest margin			2.93%			2.81%			3.19%
Cost of funds			0.81%			0.35%			0.68%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $15.3 million, $30.6 million and $22.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2022 as compared to 2021 was due to an increase in volume of earning assets and a decrease in the volume of borrowings, which were partially offset by a change in mix along with the impact of higher deposit rates. The increase in net interest income in 2021 as compared to 2020 was due to a decrease in the volume of earning assets, which was more than offset by lower deposit rates.

	2022 compared with 2021			2021 compared with 2020
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$(2,529)	$25,375	$22,846	$(28,320)	$(2,938)	$(31,258)
Loans held for sale	(1,786)	158	(1,628)	116	37	153
Investment securities available-for sale	4,911	5,525	10,436	14,354	(9,589)	4,765
Investment securities held-to-maturity	12,035	5,805	17,840	—	—	—
Interest bearing bank deposits	(1,775)	11,568	9,793	2,901	(1,991)	910
Federal funds sold	16	814	830	(3)	(57)	(60)
Total interest income	10,872	49,245	60,117	(10,952)	(14,538)	(25,490)

Interest paid on
Interest bearing transaction	154	4,958	5,112	128	(1,709)	(1,581)
Savings and money market	(798)	51,575	50,777	6,838	(18,109)	(11,271)
Time deposits	(1,860)	1,460	(400)	(7,246)	(5,696)	(12,942)
Customer repurchase agreements	12	293	305	(45)	(197)	(242)
Other borrowings	(6,712)	2,682	(4,030)	(4,506)	2,100	(2,406)
Total interest expense	(9,204)	60,968	51,764	(4,831)	(23,611)	(28,442)

Net interest income	$20,076	$(11,723)	$8,353	$(6,121)	$9,073	$2,952
Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL on loans and the ACL on AFS investment securities and HTM investment securities. The amount of the ACL on loans is based on many factors that reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses based on internal and peer data (as Company loss data is insufficient), economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank. The ACL under CECL (adopted January 1, 2020) utilizes an economic forecast that is updated quarterly with the significant measure being the expected regional unemployment rate, which management estimates by using a national forecast and estimating a regional adjustment based on historical differences between the two.

The provision for credit losses was $266 thousand in 2022, as compared to a reversal of $20.8 million in 2021. The provisions were primarily driven by adjustments to the qualitative components of the CECL model owing to the high inflationary environment and the related uncertainty and impacts on the broader economy, offset by improvements in asset quality. The reversal in 2021 was driven by the improved macroeconomic outlook, improvement of credits in the loan portfolio and a reduction in total loans.

The provision for unfunded commitments is presented separately on the Statement of Income. This provision considers the probability that unfunded commitments will fund. The provision was $1.5 million in 2022, as compared to a reversal of $1.1 million in 2021.

Management has developed a comprehensive analytical process to monitor the adequacy of the ACL. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies, relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The process is being continually enhanced and refined based on periodic review and challenge. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, loan concentrations, credit quality or term, as well as for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors. Refer to additional detail regarding these forecasts in the “Cash Flow Method" section of Note 1 to the Consolidated Financial Statements.
The results of this process, in combination with conclusions of the Bank’s outside consultants’ review of the risk inherent in the loan portfolio, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under “Critical Accounting Policies and Estimates” above and in Note 1 to the Consolidated Financial Statements for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table in the "Allowance for Credit Losses" section which reflects activity in the ACL.
The ACL for loans at year-end 2022 decreased by $521 thousand as compared to year-end 2021, reflecting a provision for credit losses of $103 thousand and $624 thousand in net charge-offs. The $266 thousand charge to the provision for credit losses includes $163 thousand for securities and $103 thousand for loans. Net charge-offs of $624 thousand during 2022 represented 0.01% of average loans, excluding loans held for sale, a decline from net charge-offs of $13.3 million during 2021, which represented 0.18% of average loans, excluding loans held for sale. Net charge-offs during 2022 were attributable primarily to commercial loans net charge-offs of $848 thousand and consumer net charge-offs of $73 thousand, which was partially offset by commercial real estate recoveries of $297 thousand (net of charge-offs).

At December 31, 2022, the ACL represented 0.97% of loans outstanding, as compared to 1.06% at December 31, 2021. The ACL represented 1151% of nonperforming loans at December 31, 2022, as compared to 257% at December 31, 2021.
As part of its comprehensive loan review process, internal loan and credit committees carefully evaluate loans that are past-due 30 days or more. The committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are 90 days past-due, unless they are well secured and in the process of collection. Additionally, the Credit Administration department specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk requiring additional reserves.
The maintenance of a high quality loan portfolio, with an adequate ACL, will continue to be a primary management objective for the Company.
Noninterest Income
Noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income. Total noninterest income for the year ended December 31, 2022 was $23.7 million as compared to $40.4 million for the year ended December 31, 2021. The 41% decrease was substantially due to lower gains on sale of residential mortgage loans of $10.3 million and lower net gains on sales of securities of $3.1 million. The Bank recently announced that it plans to cease originating residential mortgages for sale in the first quarter of 2023 (See Note 26 of the Consolidated Financial Statements for further details).
At December 31, 2022, locked commitments for residential mortgage loans were $323.7 million, as compared to $994.5 million at December 31, 2021, a 67.45% decrease. The rise in interest rates for residential mortgages in 2022 had a substantial negative impact on the volume of mortgage originations and in turn the sale of residential mortgages declined.
For the year ended December 31, 2022, service charges on deposits increased by $837 thousand to $5.4 million from $4.6 million for the same period in 2021, an increase of 18%. While total deposits decreased in 2022, deposit fees increased significantly since those fees are no longer waived due to the pandemic, as they had been in 2021.
Gain on sale of loans consists of gains on the sale of residential mortgage and SBA loans. For the year ended December 31, 2022, gain on sale of loans was $3.7 million, compared to $14.0 million in 2021, a decrease of 74%. The decrease was driven by higher residential mortgage rates in 2022, which reduced mortgage origination volume.

The Company has historically originated residential mortgage loans and utilized both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans with servicing released. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under GAAP for possible repurchases. There were no repurchases due to fraud by the borrower during the year ended December 31, 2022. The reserve is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

Residential mortgage	Years Ended December 31,
(dollars in thousands)	2022	2021	% Change
Gain on sale	$3,211	$13,585	(76.4)%
Closed loans	295,567	1,140,408	(74.1)%
Locked loans	323,735	994,452	(67.4)%
Reserve	25	125	(80.0)%

The decision whether to sell residential mortgage loans on a mandatory or best efforts lock basis is a function of multiple factors, including, but not limited to, overall market volumes of mortgage loan originations, forecasted “pull-through” rates of origination, loan underwriting and closing operational considerations, pricing differentials between the two methods and availability and pricing of various interest rate hedging strategies associated with the mortgage origination pipeline. The Company continually monitors these factors to maximize profitability and minimize operational and interest rate risks.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $491 thousand for the year ended December 31, 2022, compared to $460 thousand for the same period in 2021. Activity in SBA loan sales to secondary markets can vary widely from year to year.

Loss on the sale of investment securities was $169 thousand for the year ended December 31, 2022, compared to a gain of $3.0 million for the year ended December 31, 2021.

Other income totaled $12.2 million for the year ended December 31, 2022 as compared to $16.8 million for 2021, a decrease of 27%. The FHA business unit generated income on the sale of FHA multifamily-backed Ginnie Mae securities of $790 thousand for 2022 compared to $4.2 million for 2021.

Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At December 31, 2022, the Company did not have any funds advanced outstanding under FHA mortgage loan servicing agreements.

Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance premiums and other expenses.
Total noninterest expense totaled $165.1 million for 2022, as compared to $149.2 million for 2021, an 11% increase. For 2022, the efficiency ratio (ratio of noninterest expenses to total revenue) was 46.31% as compared to 40.88% for 2021. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The increase in 2022 as compared to 2021 was primarily associated with the $22.9 million of settlement expenses in the second quarter of 2022, which were partially offset by the salary accrual reduction of $5.0 million related to stock-based compensation awards and deferred compensation for our former CEO and Chairman in the first quarter of 2022.

Salaries and employee benefits were $84.1 million for 2022, as compared to $88.4 million for 2021, a decrease of 5%. The primary reason for the decrease in 2022 was the reduction of the $5.0 million accrual related to stock-based compensation awards and deferred compensation for our former CEO and Chairman in the first quarter of 2022. The accrual was originally recorded in the first quarter of 2019. Additionally, at December 31, 2022, the Company’s full time equivalent staff numbered 496, as compared to 507 at December 31, 2021.
Premises and equipment expenses were $13.2 million for 2022 as compared to $14.9 million for 2021, a decrease of 11%. The decrease was due to the reduction in rent expense from the closure of one location and was partially offset by normal lease increases and acceleration of leasehold amortization.

Marketing and advertising expenses were $4.7 million for 2022 as compared to $4.2 million for 2021, an increase of 13%. Marketing and advertising expenses increased due to additional advertising, promotions and sponsorships.
Data processing expenses were $12.2 million for 2022 as compared to $11.7 million for 2021, an increase of 4%.
Legal, accounting and professional fees and expenses were $8.6 million for 2022 as compared to $11.5 million for 2021, a 25% decrease. Legal expenses were greater in 2021 primarily due to the previously disclosed governmental investigations and related subpoenas and document requests, as well as our defense of the previously disclosed class action lawsuit. The amount of legal fees and expenditures reported for 2022 are net of expected insurance coverage where we believe we have a high likelihood of recovery pursuant to our D&O insurance policies, but does not include any offset for potential claims we may have in the future as to which recovery is impossible to predict at this time. Refer to Note 21 – Commitments and Contingent Liabilities to the Consolidated Financial Statements for additional information on the Company’s recent proceedings.

FDIC insurance expense was $5.0 million for 2022 as compared to $5.9 million for 2021, a decrease of 16%. The decreases in 2022 compared to 2021 were due to a change in the institution's size, which improved metrics used in the calculation of fees.
In 2022, the Company incurred a penalty of $22.9 million in connection with the settlements with the SEC and FRB. The amount of penalty fees was reported as noninterest expense for 2022. No such penalty fees were incurred in 2021.
The major components of other expenses include broker fees, franchise tax, insurance expenses and director compensation. Other expenses were $14.4 million for 2022 as compared to $12.6 million for 2021, an increase of 14%. The increase in 2022, as compared to 2021, was primarily due to director compensation and insurance expenses.
Income Tax Expense
Income tax expense was $48.8 million for 2022 as compared to $61.0 million for 2021, resulting in an effective tax rate of 25.70% and 25.66%, respectively. The overall reduction in tax expense for 2022 versus 2021 was primarily attributable to lower pre-tax earnings, a lower state effective tax rate and to higher levels of tax-exempt income earned during 2022. The reductions in tax expense were partially offset by the non-deductible SEC and FRB settlements in 2022. The effective tax rate was essentially flat for 2022 compared to 2021 because the benefits from the lower effective state tax rate and the higher tax-exempt income were offset by the impact of the non-deductible expenses. The impact of the change in mix of the components noted above can be seen in the reconciliation of statutory federal income tax rate table in Note 14 to the Consolidated Financial Statements.

The Inflation Reduction Act of 2022 ("Inflation Reduction Act") was signed into law by president Biden on August 16, 2022. The Inflation Reduction Act makes significant changes to the U.S. tax law, including the introduction of a corporate alternative minimum tax of 15% of the “adjusted financial statement income” of certain domestic corporations as well as a 1% excise tax on the fair market value of stock repurchases by certain domestic corporations, effective for tax years beginning in 2023. The Company currently does not expect the tax-related provision of the Inflation Reduction Act to have a material impact on our financial results.

Twelve Months Ended December 31, 2021 Compared with Twelve Months Ended December 31, 2020
Overview
Net income for the years ended December 31, 2021 and 2020 were $176.7 million and $132.2 million, respectively. Net income per basic and diluted common share for 2021 was $5.53 and $5.52, respectively, compared to $4.09 per basic and diluted common share for 2020, a 35% increase.
Net income increased in 2021 relative to 2020 primarily due to reversals from the allowance for credit losses and, to a lesser extent, net interest income on a higher asset base, partially offset by lower noninterest income and higher noninterest expense.
The most significant portion of revenue (i.e., net interest income plus noninterest income) is net interest income, which increased to $324.5 million in 2021 compared to $321.6 million for 2020. The increase resulted from an increase in average earning assets of 14%, which offset a decline of 38 basis points in net interest margin.
The net interest margin, which measures the difference between interest income and interest expense (i.e., net interest income) as a percentage of earning assets, was 2.81% for 2021 and 3.19% for 2020, a decline of 38 basis points. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
The provision for credit losses in 2021 was a reversal of $20.8 million as compared to a provision of $45.6 million in 2020. The reversal of the provision was primarily driven by the improved economic environment, adjustments to the quantitative components of the CECL model and improvements in asset quality. For information on the components and drivers of these changes see "Provision for Credit Losses" section below.
Total noninterest income in 2021 was $40.4 million, as compared to $45.7 million in 2020, a 12% decrease.
Noninterest expenses in 2021 totaled $149.2 million, as compared to $144.2 million in 2020, a 3% increase.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 40.88% for 2021 as compared to 39.25% for 2020. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Income tax expense in 2021 was $61.0 million, as compared to $43.9 million in 2020, a 39% increase.
At December 31, 2021, total loan balances (including PPP loans) were 9% lower than they were at December 31, 2020, and average loans were 8% lower in 2021 as compared to 2020. PPP loans represented $51.1 million of total loans at the end of 2021, as compared to $454.8 million at the end of 2020. Excluding PPP loans, loans decreased 4% in 2021, driven by higher payoffs and paydowns, which outpaced originations and advances. The decline in PPP loans was the result of the forgiveness process and, in the second quarter of 2021, the Company's sale of a portion of the PPP loan portfolio.

Deposit growth was strong throughout 2021, and resulted in well above historical average overnight liquidity for the Company. Deposit funding during 2021 was primarily from noninterest bearing and money market accounts. In large part due to those inflows, total deposits at December 31, 2021 were 9% higher than deposits at December 31, 2020, while average deposits were 17% higher for 2021 compared with 2020. This increase in deposits allowed the Company to sustain strong primary and secondary sources of liquidity and increase the size of the investment securities portfolio.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 63% and 76% of average earning assets for 2021 and 2020, respectively. For 2021, as compared to 2020, average loans, excluding loans held for sale, decreased $607.6 million, or 8%, driven by higher payoffs and paydowns, which outpaced originations and advances, and PPP loan forgiveness and sale.

Average investment securities for 2021 were 14% of average earning assets compared to 9% for 2020. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 23% and 12% of average earning assets for 2021 and 2020, respectively, as much higher levels of on-balance sheet liquidity existed throughout 2021. These increases were driven by the decline in loans coupled with the inflow of deposits.

The ratio of common equity to total assets increased to 11.40% at December 31, 2021 from 11.16% at December 31, 2020, due to common equity growing faster rate than total assets, even with common equity reductions due to $682 thousand in share repurchase activity and $44.7 million of cash dividends declared.

For 2021, the return on average assets (“ROAA”) was 1.49%, as compared to 1.28% for 2020. Total shareholders’ equity was $1.35 billion at December 31, 2021 and $1.24 billion and 2020, an increase of 9%. The return on average common equity (“ROACE”) for 2021 was 13.54% as compared to 10.98% for 2020. The return on average tangible common equity (“ROATCE”) for 2021 was 14.73% as compared to 12.03% for 2020. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The increase in these returns was primarily due to reversals from the allowance for credit losses and to a lesser extent net interest income on a higher asset base, partially offset by lower noninterest income and higher noninterest expense.
Net Interest Income and Net Interest Margin
Net interest income in 2021 was $324.5 million compared to $321.6 million in 2020. For 2021, net interest income increased 1% over the same period for 2020. The increase resulted from an increase in average earning assets of 14%, which offset a decline of 38 basis points in net interest margin.
The net interest margin was 2.81% for 2021, as compared to 3.19% for 2020, a decline of 38 basis points. This decline was led by a lower rate environment and the decline in loans, which generally have higher yields than securities. Additionally, the increase in deposits, led to an increase in low yielding assets such as securities or interest bearing deposits at other banks, which contributed to net income and liquidity, but lowered net interest margin. In 2021, average loans decreased $607.6 million or 8% and average deposits increased by $1.4 billion or 17%.
Loans, the largest component of interest income on earnings assets, had a yield of 4.62% in 2021, compared to 4.66% in 2020, a decline of 4 basis points (includes PPP loans). The decline in yield was minimized due to disciplined loan pricing practices and the sale or forgiveness of PPP loans, which accelerated net deferred fees and cost into interest income. Additionally, the deposit mix remained favorable, with average noninterest deposits being 34% of average total deposits, up from 31% in 2020. In 2021, total net loans, the primary source of the Bank’s revenue, declined, although total assets increased over the same period. Further, loan pricing pressures in the highly competitive market for high-quality commercial loans, and the costs and implementation risks associated with pursuing loan growth, put pressure on loan portfolio yields and consequently the Bank’s net interest margin and net income.

Provision for Credit Losses
The provision for credit losses was a reversal of $20.8 million in 2021, as compared to a provision of $45.6 million in 2020. The reversal in 2021 was largely due to the improvement of the economy as the COVID-19 vaccines and treatments became widely available and the improvement in credit quality, whereas the provision in 2020 was due to a reserve build associated with the onset of the COVID-19 pandemic.

The provision for unfunded commitments is presented separately on the Statement of Income. This provision considers the probability that unfunded commitments will fund. The provision was a reversal of $1.1 million in 2021, as compared to a provision of $1.4 million in 2020.

For 2021, the ACL decreased by $34.6 million, reflecting a reversal of $20.8 million to provision for credit losses and $13.3 million in net charge-offs. Net charge-offs of $13.3 million during 2021 represented 0.18% of average loans, excluding loans held for sale, as compared to $20.1 million or 0.26% of average loans, excluding loans held for sale, in 2020. Net charge-offs during 2021 were attributable primarily to commercial real estate ($5.1 million) and commercial loans ($8.3 million).
At December 31, 2021 the ACL represented 1.06% of loans outstanding, as compared to 1.41% at December 31, 2020. The ACL represented 257% of nonperforming loans at December 31, 2021, as compared to 180% at December 31, 2020.
Noninterest Income
Noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income. Total noninterest income for the year ended December 31, 2021 was $40.4 million as compared to $45.7 million for the year ended December 31, 2020. The 12% decrease was due substantially to $8.0 million lower gains on sale of residential mortgage loans which was partially offset by $1.1 million higher gains on sales of securities and $1.6 million higher fees associated with the origination, securitization, sale and servicing of FHA loans.

The Bank recently announced that it plans to cease originating residential mortgages for sale in the first quarter of 2023 (See Note 26 of the Consolidated Financial Statements for further details).
For the year ended December 31, 2021, service charges on deposit accounts slightly increased $146 thousand to $4.6 million from $4.4 million for the same period in 2020, an increase of 3%. While deposits increased significantly in 2021, deposit fees continue to be waived due to the pandemic.
Gain on sale of loans consists of gains on the sale of residential mortgage and SBA loans. For the year ended December 31, 2021, gain on sale of loans was $14.0 million, compared to $22.1 million for the year ended December 31, 2020, a decrease of 36%. The decrease was driven by higher residential mortgage rates in the latter part of the year, which reduced mortgage origination volume.

Residential mortgage	Years Ended December 31,
(dollars in thousands)	2021	2020	% Change
Gain on sale	$13,585	$22,368	(39.3)%
Closed loans	1,140,408	1,260,615	(9.5)%
Locked loans	994,452	1,860,813	(46.6)%
Reserve	125	205	(39.2)%

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $460 thousand for the year ended December 31, 2021 compared to $269 thousand for the same period in 2020. Activity in SBA loan sales to secondary markets can vary widely from year to year.

Gain on the sale of investments were $3.0 million for the year ended December 31, 2021 compared to $1.8 million for the year ended December 31, 2020.

Other income totaled $16.8 million for the year ended December 31, 2021 as compared to $15.3 million for 2020, an increase of 9%. The FHA business unit generated income on the sale of FHA multifamily-backed GNMA securities of $5.0 million for 2021 compared to $3.4 million for 2020.

Noninterest Expense
Total noninterest expenses totaled $149.2 million for 2021, as compared to $144.2 million for 2020, a 3% increase. For 2021, the efficiency ratio (ratio of noninterest expenses to total revenue) was 40.88% as compared to 39.25% for 2020. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Salaries and employee benefits were $88.4 million for 2021, as compared to $74.4 million for 2020, an increase of 19%. The increase was a result of higher incentive bonus accruals based on Company performance and increased share based compensation. At December 31, 2021, the Company’s full time equivalent staff numbered 507, as compared to 519 at December 31, 2020.
Premises and equipment expenses were $14.9 million for 2021 as compared to $15.7 million for 2020, a decrease of 5%. The reduction in rent expense from the closure of several locations and was partially offset by normal lease increases and acceleration of leasehold amortization; and the third quarter of 2020 included a $1.7 million adjustment which increased rent expense in accordance with ASC 842 on leases.

Marketing and advertising expenses were $4.2 million for 2021 as compared to $4.3 million for 2020, a decrease of 3%. Marketing and advertising expenses remained low in 2021 as events and conferences remained on hold as a result of COVID-19.
Data processing expenses were $11.7 million for 2021 as compared to $10.7 million for 2020, an increase of 9%, primarily due to increased customer activity and annual increases in license fee renewals.
Legal, accounting and professional fees and expenses were $11.5 million for 2021 as compared to $16.4 million for 2020, a 30% decrease. The decrease was primarily associated with reduced legal fees as the Company incurred significant legal expenses in 2020 due to ongoing governmental investigations and subpoenas and document requests. Refer to Note 21 – Commitments and Contingent Liabilities to the Consolidated Financial Statements for additional information on the Company’s recent proceedings.

FDIC insurance expense was $5.9 million for 2021 as compared to $7.9 million for 2020, a decrease of 26%. The decrease was primarily due to adoption of the large bank assessment methodology.
Other expenses were $12.6 million for 2021 as compared to $14.7 million for 2020, a decrease of 14%. The decrease was associated with reductions in OREO expense, franchise tax, other loan expenses, telephone and travel expense. The major components of cost in this category include broker fees, franchise tax, insurance expenses, and director compensation. Cost control remains a significant operating objective of the Company.
Income Tax Expense
Income tax expense was $61.0 million for 2021 as compared to $43.9 million for 2020, resulting in an effective tax rate of 25.7% and 24.9%, respectively. The increase in rates was due to an increase in state income taxes and nondeductible stock-based compensation awarded to executive officers.

BALANCE SHEET ANALYSIS
Overview
Total assets at December 31, 2022 were $11.2 billion as compared to $11.8 billion at December 31, 2021, a 6% decrease. The decrease in total assets in 2022 was primarily due to the decrease in total interest-bearing deposits with banks and other short-term investments, partially offset by the increase in total loans. The largest component of assets, total loans (excluding loans held for sale), were $7.6 billion at December 31, 2022, as compared to $7.1 billion at December 31, 2021 an 8% increase. The increase in loans in 2022, was driven by growth from CRE loans. Additionally, the Bank reduced its PPP loans from $51.1 million at December 31, 2021 to $3.3 million at December 31, 2022 through the forgiveness process. Loans held for sale were $6.7 million at December 31, 2022, compared to $47.2 million at December 31, 2021, an 86% decrease due to a decline in production.
The investment securities portfolio totaled $2.7 billion at December 31, 2022 as compared to $2.6 billion at December 31, 2021, a $68.6 million increase. For the year ended December 31, 2022, total deposits were $8.7 billion as compared to $10.0 billion at December 31, 2021, a decrease of 13%, due primarily to deposit disintermediation as a result of the higher interest rate environment.
Total shareholders’ equity at December 31, 2022 was $1.23 billion as compared to $1.35 billion at December 31, 2021, a 9% decrease. The decrease in shareholders’ equity in 2022 was from unrealized losses on the AFS investments included in other comprehensive income (loss), cash dividends and common stock repurchased, offset by net income.
The Company's capital ratios remain substantially in excess of regulatory minimum and buffer requirements. Regulatory ratios based on risk-weighted assets declined in 2022 as non-risk weighted cash was moved into risk-weighted securities and loans.
The total risk based capital ratio was 14.94% at December 31, 2022, as compared to 15.74% at December 31, 2021. In addition, the tangible common equity ratio was 10.18% at December 31, 2022, compared to 10.60% at December 31, 2021. The ratio of common equity to total assets was 11.02% at December 31, 2022 as compared to 11.40% at December 31, 2021. The CET1 risk based capital ratio was 14.03% at December 31, 2022, as compared to 14.63% at December 31, 2021. The tier 1 leverage ratio was 11.63% at December 31, 2022, as compared to 10.19% at December 31, 2021.

Investment Securities and Short-Term Investments
The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company’s investment securities categorized as “available-for-sale” or AFS and as "held-to-maturity" or HTM. The Company classifies its investment securities as either AFS or HTM. The AFS classification requires that investment securities be recorded at fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders’ equity (accumulated other comprehensive income), net of deferred income taxes, while securities classified as HTM are recorded and presented at their amortized cost. At December 31, 2022, the Company had a net unrealized loss in AFS securities of $205.2 million with a deferred tax asset of

$50.4 million, as compared to December 31, 2021 where there was a net unrealized loss in AFS securities of $18.6 million with a deferred tax asset of $5.0 million.
The AFS portfolio is comprised of U.S. treasury bonds (2.9% of AFS securities), U.S. agency securities (41.9% of AFS securities) with an average duration of 3.8 years, seasoned mortgage-backed securities that are 100% agency issued (51.3% of AFS securities for residential mortgage-backed and 3.1% for commercial mortgage-backed) which have an average expected life of 4.6 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (0.6% of AFS securities) which have an average duration of 6.6 years and corporate bonds (0.1% of AFS securities) which have an average duration of 0 years. Investment securities which are debt instruments are 95 percent of the portfolio and are generally rated AAA or AA or have the implicit guarantee of the U.S. Treasury.
At December 31, 2022, the AFS investment portfolio was $1.6 billion as compared to $2.6 billion at December 31, 2021, a decrease of 39%. The investment portfolio is managed to achieve goals related to liquidity, income, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships. The decrease in AFS in 2022 was primarily due to securities being transferred into HTM. During the first quarter of 2022, we evaluated our securities portfolio and determined that certain securities will be maintained for the life of the instrument and made a decision to transfer $1.1 billion of securities designated as AFS to HTM, including $237.0 million of securities acquired in the first quarter of 2022 for which the intention to hold to maturity was finalized. The transferred securities had unrealized losses of $66.2 million, and, as of December 31, 2022, $59.1 million remains in accumulated other comprehensive loss and will be amortized ratably over the remaining lives of the securities through accumulated other comprehensive loss. The securities transferred were generally municipal bonds, corporate bonds, bonds that qualify for Community Reinvestment Act credit and mortgage-backed securities with longer final maturity dates. At December 31, 2022, $1.1 billion, or 40.6% of the securities portfolio, was classified as securities HTM.
The following table provides information regarding the composition of the investment securities portfolio at the dates indicated. AFS securities are reported at estimated fair value and HTM securities are reported at amortized cost. At December 31, 2022, the investment portfolio balances at fair value decreased and amortized cost increased as compared to December 31, 2021, and the composition of portfolio changed, as follows:

	Years Ended December 31,
Available-for-sale	2022		2021
(dollars in thousands)	Fair Value	Percent of Total	Fair Value	Percent of Total
U.S. treasury bonds	$46,327	2.9%	$49,458	1.9%
U.S. agency securities	669,728	41.9%	622,387	23.7%
Residential mortgage-backed securities	820,503	51.3%	1,618,027	61.7%
Commercial mortgage-backed securities	50,213	3.1%	59,646	2.3%
Municipal bonds	10,087	0.6%	145,431	5.5%
Corporate bonds	1,808	0.1%	128,459	4.9%
	$1,598,666	100%	$2,623,408	100%

	Years Ended December 31,
Held-to-maturity	2022		2021
(dollars in thousands)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Residential mortgage-backed securities	$741,057	67.8%	—	—%
Commercial mortgage-backed securities	92,557	8.4%	—	—%
Municipal bonds	128,273	11.7%	—	—%
Corporate bonds	132,253	12.1%	—	—%
	1,094,140	100%	—	—%
Allowance for credit losses	(766)	—%	—	—%
Total held-to-maturity securities, net of ACL	$1,093,374	100%	$—	—%
At December 31, 2022, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company’s shareholders’ equity.

The following tables provides information, on an amortized cost basis, for AFS and HTM portfolios regarding the expected maturity and weighted-average yield of the investment portfolio at December 31, 2022. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

Available-for-sale	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. treasury bonds	$—	—%	$49,793	0.83%	$—	—%	$—	—	$49,793	0.83%
U.S. agency securities	549,137	1.50%	111,742	0.81%	73,886	2.90%	13,012	1.25%	747,777	1.53%
Residential mortgage-backed securities	3,994	4.95%	7,043	1.64%	186,813	1.43%	739,707	1.89%	937,557	1.81%
Commercial mortgage-backed securities	475	1.25%	24,938	2.10%	20,001	2.54%	10,657	3.67%	56,071	2.55%
Municipal bonds	300	5.96%	1,444	5.20%	8,956	2.44%	—	—%	10,700	2.91%
Corporate bonds	—	—%	2,000	5.50%	—	—%	—	—	2,000	5.50%
Total available-for-sale securities	$553,906	1.53%	$196,960	1.09%	$289,656	1.91%	$763,376	1.90%	$1,803,898	1.68%

Held-to-maturity	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Residential mortgage-backed securities	—	—%	1,904	2.62%	21,865	2.15%	717,288	2.65%	741,057	2.64%
Commercial mortgage-backed securities	—	—%	1,865	2.63%	36,709	2.63%	53,983	2.59%	92,557	2.61%
Municipal bonds	3,156	2.50%	35,579	3.04%	77,262	3.06%	12,276	3.12%	128,273	3.05%
Corporate bonds	23,954	3.44%	84,953	4.26%	23,346	3.81%	—	—%	132,253	4.03%
	$27,110	1.58%	$124,301	1.99%	$159,182	2.08%	$783,547	2.80%	1,094,140	2.85%
Allowance for credit losses									(766)
Total held-to-maturity securities, net of ACL									$1,093,374
Federal funds sold were $33.9 million at December 31, 2022, as compared to $20.4 million at December 31, 2021. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.
Interest bearing deposits with banks and other short-term investments represent liquid funds held at the Federal Reserve to meet general liquidity needs of the Company, such as future loan demand and future increases in investment securities, among others. Interest bearing deposits with banks and other short-term investments were $265.3 million at December 31, 2022, as compared to $1.68 billion at December 31, 2021, a decrease of $1.4 billion, or 84%. In 2022, as rising rates led to deposit disintermediation reducing our liquidity levels, and loan balances increased, the Company reduced these short-term investments to rebalance the earning assets mix.
The Bank did not hold any time deposits at December 31, 2022 or December 31, 2021.

Loan Portfolio
In its lending activities, the Company seeks to develop and expand relationships with clients whose business and individual banking needs will grow with the Bank. Superior customer service, local decision making and accelerated turnaround time from application to closing have been significant factors in growing the loan portfolio and meeting the lending needs in the markets served, while maintaining sound asset quality.

Loans increased over the past year as loans outstanding were $7.6 billion at December 31, 2022, as compared to $7.1 billion at December 31, 2021, an increase of $570.0 million or 8% .
Loan production in 2022 was predominantly in the commercial, income producing - commercial real estate and owner occupied – commercial real estate loan categories. That said, the Company continues to be active as a construction lender and we expect to continue to see construction commitments funded up over time. Despite an increased level of in-market competition for business, we have experienced net loan growth for 2022 over 2021; the Bank continued to experience organic gross loan production, having originated more than $2.3 billion in new CRE loan commitments and more than $1.3 billion in CRE Construction commitment during 2022. This production was offset by the continued successful completion of projects and subsequent paydowns. Notwithstanding increased supply of units, multi-family commercial real estate leasing in the Bank’s market area has held up relatively well, particularly for well-located close-in projects. Overall, commercial real estate values have generally held up well, but we continue to be cautious of the cap rates at which some assets are trading, and therefore, we are being careful with valuations.

"Owner occupied-commercial real estate" and "construction–C&I (owner occupied)" loans represent 16% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 79% consisting of commercial real estate and real estate construction loans. When "owner occupied commercial real estate" and "construction–C&I (owner occupied)" are excluded, the percentage of total loans represented by commercial real estate decreases to 63%. Real estate also serves as collateral for loans made for other purposes, resulting in 81% of loans being secured or partially secured by real estate.
The following table shows the trends in the composition of the loan portfolio over the past three years.

	Years Ended December 31,
	2022		2021		2020
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,487,349	19%	$1,354,317	19%	$1,437,433	19%
PPP loans	3,256	—%	51,105	1%	454,771	6%
Income producing - commercial real estate	3,919,941	51%	3,385,298	48%	3,687,000	47%
Owner occupied - commercial real estate	1,110,325	15%	1,087,776	15%	997,694	13%
Real estate mortgage - residential	73,001	1%	73,966	1%	76,592	1%
Construction - commercial and residential	877,755	12%	896,319	13%	873,261	11%
Construction - C&I (owner occupied)	110,479	1%	159,579	2%	158,905	2%
Home equity	51,782	1%	55,811	1%	73,167	1%
Other consumer	1,744	—%	1,427	—%	1,389	—%
Total loans	7,635,632	100%	7,065,598	100%	7,760,212	100%
Less: Allowance for credit losses	(74,444)		(74,965)		(109,579)
Net loans	$7,561,188		$6,990,633		$7,650,633
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
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of

December 31, 2022, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 347.9% of consolidated risk based capital; however, growth in that segment over the past 36 months at 1.2% did not exceed the 50% threshold laid out in the regulatory guidance. Construction, land and land development loans represented 62% of consolidated risk based capital. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.
At December 31, 2022, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.
Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of the Company’s lending business; were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with third parties; and, in the opinion of management, did not involve more than the normal risk of collectability or present other unfavorable features. Refer to Note 4 to the Consolidated Financial Statements for further detail regarding related party loans.

Loan Maturity
The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2022.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
Commercial	$1,487,349	$600,252	$736,058	$146,857	$4,182
PPP loans	3,256	2,477	779	—	—
Income producing - commercial real estate	3,919,941	1,467,208	1,980,772	470,779	1,182
Owner occupied - commercial real estate	1,110,325	52,642	422,667	489,123	145,893
Real estate mortgage - residential	73,001	15,880	42,467	3,309	11,345
Construction - commercial and residential	877,755	424,117	396,998	36,634	20,006
Construction - C&I (owner occupied)	110,479	12,308	10,141	34,712	53,318
Home equity	51,782	4,667	4,845	1,028	41,242
Other consumer	1,744	971	211	—	562
Total loans	$7,635,632	$2,580,522	$3,594,938	$1,182,442	$277,730

Loans with:
Predetermined fixed interest rate
Commercial	426,932	107,215	229,695	90,022	—
PPP loans	3,256	2,477	779	—	—
Income producing - commercial real estate	1,729,753	455,687	973,078	300,988	—
Owner occupied - commercial real estate	621,172	36,150	239,317	280,936	64,769
Real estate mortgage - residential	67,195	12,328	41,894	2,956	10,017
Construction - commercial and residential	28,184	25,724	2,460	—	—
Construction - C&I (owner occupied)	64,627	8,408	8,748	21,092	26,379
Home equity	998	174	228	596	—
Other consumer	152	8	127	—	17
	$2,942,269	$648,171	$1,496,326	$696,590	$101,182
Floating or adjustable interest rate
Commercial	1,060,417	493,037	506,363	56,835	4,182
Income producing - commercial real estate	2,190,188	1,011,521	1,007,694	169,791	1,182
Owner occupied - commercial real estate	489,153	16,492	183,350	208,187	81,124
Real estate mortgage - residential	5,806	3,552	573	353	1,328
Construction - commercial and residential	849,571	398,393	394,538	36,634	20,006
Construction - C&I (owner occupied)	45,852	3,900	1,393	13,620	26,939
Home equity	50,784	4,493	4,617	432	41,242
Other consumer	1,592	963	84	—	545
	$4,693,363	$1,932,351	$2,098,612	$485,852	$176,548

Total loans	$7,635,632	$2,580,522	$3,594,938	$1,182,442	$277,730

Loans are shown in the period based on final contractual maturity. Demand loans, having no contractual maturity, and overdrafts are reported as due in one year or less.
Allowance for Credit Losses
The amount of the ACL is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank. The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL.
Management has developed a comprehensive analytical process to monitor the adequacy of the ACL. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The ACL represented 0.97% of total loans at December 31, 2022 as compared to 1.06% at December 31, 2021. At December 31, 2022, the allowance represented 1,151% of nonperforming loans as compared to 257% at December 31, 2021. As the loan portfolio balances increased, the ACL decreased driven by the improved macroeconomic outlook and improvement of the quality of the loan portfolio.
In 2022, the decrease in the ratio of the allowance for loan losses to total loans was also driven by net charge offs of $624 thousand, which had a greater impact on the ratio than the increase in loans. The decreases were offset by the increase in the provision of $103 thousand due to the increase in loan balances.
In 2021, the decrease in the ratio of the allowance for loan losses to total loans was due to the provision reversal of $20.8 million and net charge offs of $13.3 million, which had a greater impact on the ratio than the decline in loans. The increase in the coverage ratio is due to the improvement in asset quality, which also contributed to the decision to reverse provisions to the ACL.
A full discussion of the accounting for ACL is contained in Note 1 to the Consolidated Financial Statements and activity in the ACL is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption “Critical Accounting Policies and Estimates” within Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate ACL, as well as the discussion under the caption “Provision for Credit Losses.”
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

At December 31, 2022 and 2021, the Company had $6.5 million and $29.2 million, respectively, of loans classified as nonperforming. At each of December 31, 2022 and 2021, the Company also had $88.6 million of additional loans rated substandard or worse. Please refer to Note 1 to the Consolidated Financial Statements under the caption “Loans” for a discussion of the Company’s policy regarding impairment of loans. Please refer to the “Nonperforming Assets” section for a discussion of problem and potential problem assets.
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
As the loan portfolio and ACL review processes continue to evolve, and with the adoption of CECL, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Management did conduct sensitivity analysis on the CECL model. This was tested by shocking the unemployment forecast up by 2% across the forecast period. This stress test resulted in an increased expected loss and resulting increase to ACL of $11.2 million versus the current balance.

Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. In 2022, the Company experienced an improvement in the reduced level of net charge-offs as a percentage of average loans (0.01%) as compared to 2021 (0.18%) and to 2020 (0.26%). The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.
Bank management, being aware of the loan growth experienced by the Bank, is intent on maintaining strong portfolio management and a strong risk rating process. The Bank provides analysis of credit requests and the management of problem credits. The Bank has developed and implemented analytical procedures for evaluating credit requests, has refined the Company’s risk rating system and has adopted enhanced monitoring of the loan portfolio (in particular the construction loan portfolio) and the adequacy of the ACL, including stress test analyses. Additionally, fair value assessments of loans acquired is made as part of analytical procedures. The loan portfolio analysis process is ongoing and proactive in order to maintain a portfolio of quality credits and to quickly identify any weaknesses before they become more severe.
The following table sets forth activity in the allowance for credit losses for the past three years.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Balance at beginning of year	$74,965	$109,579	$73,658
Impact of adopting CECL	—	—	10,614
Charge-offs:
Commercial	1,561	8,788	12,082
Income producing - commercial real estate	—	—	4,300
Owner occupied - commercial real estate	1,355	5,445	20
Real estate mortgage - residential	—	—	815
Construction - commercial and residential	—	206	2,947
Home equity	—	—	92
Other consumer	79	1	3
Total charge-offs	2,995	14,440	20,259

Recoveries:
Commercial	713	486	130
Income producing - commercial real estate	—	—	—
Owner occupied - commercial real estate	25	97	—
Real estate mortgage - residential	—	—	—
Construction - commercial and residential	1,627	499	4
Home equity	—	—	—
Other consumer	6	18	28
Total recoveries	2,371	1,100	162
Net charge-offs	624	13,340	20,097
(Reversal) Provision for Credit Losses- Loans	103	(21,274)	45,404
Balance at end of year	$74,444	$74,965	$109,579

Ratio of allowance for credit losses to total loans outstanding at year end	0.97%	1.06%	1.41%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.01%	0.18%	0.26%
The following table presents the allocation of the ACL by loan category and the percentage of allowance in each category. The allocation of the allowance at December 31, 2022 includes specific reserves of $5.2 million against individually assessed loans of $30.7 million, as compared to specific reserves of $7.0 million against individually assessed of $39.1 million at December 31, 2021. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Years Ended December 31,
	2022			2021
	Years Ended December 31,
	2022			2021
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$15,655	21%	19%	$14,475	19%	20%
Income producing - commercial real estate	35,688	48%	51%	38,287	51%	48%
Owner occupied - commercial real estate	12,702	17%	15%	12,146	16%	15%
Real estate mortgage - residential	969	1%	1%	449	1%	1%
Construction - commercial and residential	8,801	12%	12%	9,099	12%	15%
Home equity	555	1%	1%	474	1%	1%
Other consumer	74	0	1%	35	—%	—%
Total allowance	$74,444	100%	100%	$74,965	100%	100%
Nonperforming Assets
As shown in the table below, the Company’s level of nonperforming assets, which is comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings ("TDR"), and other real estate owned ("OREO") totaled $8.4 million at December 31, 2022, representing 0.08% of total assets, as compared to $30.8 million at December 31, 2021, representing 0.26% of total assets. The Company had no accruing loans 90 days or more past due at December 31, 2022 or December 31, 2021. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its ACL at 0.97% of total loans at December 31, 2022, is adequate to absorb expected credit losses.
Total nonperforming loans amounted to $6.5 million at December 31, 2022, representing 0.08% of total loans, compared to $29.2 million at December 31, 2021, representing 0.41% of total loans. The majority of nonperforming loans are believed to be adequately secured by real estate.
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
Nonperforming assets include loans that the Company considers to be individually assessed. Individually assessed loans are defined as those as to which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a TDR that has not shown a period of performance as required under applicable accounting standards. Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset. Generally, all appraisals associated with individually assessed loans are updated on a not less than annual basis.

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing.
The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms and the exercise of prudent business judgment. The Company had 5 TDRs at December 31, 2022, totaling approximately $24.4 million, as compared to 7 TDRs totaling approximately $16.5 million at December 31, 2021. Refer to Note 4 – Loan Modifications for more detail on TDRs.
Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. During 2022 and 2021, there was one loan modified in a TDR.
Included in nonperforming assets at December 31, 2022 is OREO of $2.0 million, consisting of 4 foreclosed properties. Included in nonperforming assets at December 31, 2021 was OREO of $1.6 million, consisting of three foreclosed properties. OREO properties are carried at fair value less estimated costs to sell.
It is the Company's policy to generally obtain third party appraisals prior to foreclosure and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There was one OREO sale in 2022 and one in 2021.

The following table shows the amounts and relevant ratios of nonperforming assets at the dates indicated:

(dollars in thousands)	2022	2021	2020
Nonaccrual Loans:
Commercial	$2,488	$8,876	$15,352
PPP	—	1,365	—
Income producing - commercial real estate	2,000	13,456	18,879
Owner occupied - commercial real estate	17	42	23,158
Real estate mortgage - residential	1,913	2,010	2,932
Construction - commercial and residential	—	3,093	206
Construction - C&I (owner occupied)	—	—	—
Home equity	—	366	416
Other consumer	50	—	—
Accrual loans-past due 90 days	—	—	—
Total nonperforming loans (1)(2)	6,468	29,208	60,943
Other real estate owned	1,962	1,635	4,987
Total nonperforming assets	$8,430	$30,843	$65,930

Coverage ratio, allowance for credit losses to total nonperforming loans	1,151%	257%	180%
Ratio of nonperforming loans to total loans	0.08%	0.41%	0.79%
Ratio of nonperforming assets to total assets	0.08%	0.26%	0.59%
(1) At December 31, 2022, nonaccrual loans reported in the table above do not include any loans that were migrated from TDR and as of December 31, 2021 there was one loan totaling $101 thousand which migrated from performing troubled debt restructuring.
(2) Gross interest income of $558 thousand, $1.7 million and $3.7 million would have been recorded for 2022, 2021 and 2020, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $17 thousand, $101 thousand and $679 thousand at December 31, 2022, 2021 and 2020, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
Other Earning Assets
Due to the higher interest rate environment in 2022, residential mortgage loans held for sale declined to $6.7 million at December 31, 2022 from $47.2 million at December 31, 2021. The Company’s general practice was to originate and sell such loans only on a “servicing released” basis in order to enhance noninterest income. The Bank plans to cease originating residential mortgages for sale in the first quarter of 2023 (See Note 26 of the Consolidated Financial Statements for further details). See the “Business” section for a additional details on the Bank’s residential mortgage lending and sales activities.
Bank owned life insurance at December 31, 2022 amounted to $111.0 million, as compared to $108.8 million at December 31, 2021. Refer to Note 19 to Consolidated Financial Statements for further detail.
Intangible Assets
The Company recognizes a servicing asset for the computed value of servicing fees on the sales of multifamily FHA loans, the guaranteed portion of SBA loans and other loans sold with retained servicing which is in excess of the normal servicing fees. Assumptions related to loan term and amortization are made to arrive at the initial recorded value, which is included in intangible assets, net, on the Consolidated Balance Sheet.
For 2022, excess servicing fees of $67 thousand were recorded and $89 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2022, the balance of excess servicing fees was $65 thousand. For 2021, excess servicing fees of $130 thousand were recorded and $182 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2021, the balance of excess servicing fees was $87 thousand.
In 2008, the Company recorded an unidentified intangible asset (goodwill) incident to the acquisition of Fidelity of $2.2 million. In 2014, the Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Virginia Heritage of approximately $102 million.
Determining the fair value of a reporting unit under the goodwill impairment test is subjective and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparable factors. Impairment analyses were performed as of December 31, 2022 and 2021 as part of our regularly scheduled annual impairment testing and found no impairment existed. Future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
Refer to Note 7 to the Consolidated Financial Statements for information on the initial and current carrying values as well as additions and amortization.
Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts and savings accounts. Additionally, the Bank obtains certificates of deposits from the Washington, D.C. metropolitan area. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank regularly utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms.
For the year ended December 31, 2022, deposits were $8.7 billion as compared to $10.0 billion at December 31, 2021, a decrease of 13%. Noninterest bearing deposits decreased $127.2 million or 4% to $3.2 billion at December 31, 2022 as compared to $3.3 billion at December 31, 2021, while interest bearing deposits decreased by $1.1 billion, or 17%. Within interest bearing deposits, money market and savings accounts collectively amounted to $3.6 billion at December 31, 2022, or 42% of total deposits, as compared to $5.2 billion, or 52% of total deposits, at December 31, 2021, a decrease of $1.6 billion, or 30%.
Average total deposits for the year ended December 31, 2022 were $10.1 billion, as compared to $9.9 billion for the same period in 2021, a 2% increase.
Time deposits were $783.5 million at December 31, 2022, which was 9% of deposits. This was an increase from $729.1 million at December 31, 2021, which was 7% of deposits. The increase in time deposits was driven by an increase in interest rates.

Time deposits $250,000 or more
(dollars in thousands)	2022	2021
Three months or less	$87,959	$16,663
More than three months through six months	51,746	56,619
More than three months through twelve months	108,877	48,271
Over twelve months	269,200	30,907
Total	$517,782	$152,460
Maturities of time deposits with balances of $250 thousand or more represented 6% and 2% of total deposits as of December 31, 2022 and 2021, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table in the “Net Interest Income and Net Interest Margin” section for the average rates paid on interest-bearing deposits. Time deposits of $250 thousand or more can be more volatile and more expensive than time deposits of less than $250 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.
From time to time, when appropriate in order to fund strong loan demand or account for increased deposit outflow, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm and other national brokerage networks, including IntraFi. Additionally, the Bank participates in the CDARS and the ICS products, which provides for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The total of reciprocal deposits at December 31, 2022 was $782.2 million (9% of total deposits) as compared to $701.5 million (7% of total deposits) at December 31, 2021. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to obtain one way CDARS deposits and participates in IntraFi’s Insured Network Deposit, (“IND”). The Bank had $979.5 million and $1.7 billion of IND brokered deposits as of December 31, 2022 and 2021, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits or a difficulty with obtaining them in the future. In that event we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.
At December 31, 2022 and 2021, total deposits included $2.3 billion and $2.6 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 26.5% and 26.5% of total deposits, respectively.
At December 31, 2022, the Company had $3.2 billion in noninterest bearing demand deposits, representing 36% of total deposits. This compared to $3.3 billion of noninterest bearing demand deposits at December 31, 2021, or 33% of total deposits. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.
As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $35.1 million at December 31, 2022 compared to $23.9 million at December 31, 2021. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and or U.S. agency backed mortgage-backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at December 31, 2022 and 2021. At December 31, 2022, the Company had $975.0 million of FHLB advances borrowed as part of the overall asset liability strategy. The Company had $300.0 million FHLB advances outstanding as of December 31, 2021. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.
Long-term borrowings outstanding at December 31, 2022 and 2021 consisted of the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024. For additional information on the Company’s subordinated notes, please refer to Note 13 to the Consolidated Financial Statements, as well as the “Capital Resources and Adequacy” section below. Additionally, there were no long-term borrowings that consist of FHLB advances (maturities over one year) at December 31, 2022 and December 31, 2021.

CONTRACTUAL OBLIGATIONS
The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments except for its loan commitments, as shown in Note 21 to the Consolidated Financial Statements. The following table shows details on these fixed and determinable obligations as of December 31, 2022, in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity (1)	$7,929,683	$—	$—	$—	$7,929,683
Time deposits (1)	463,393	310,218	6,758	3,130	783,499
Borrowed funds (2)	1,010,101	69,794	—	—	1,079,895
Operating lease obligations	6,916	12,198	4,717	5,436	29,267
Outside data processing (3)	3,600	1,625	—	—	5,225
George Mason sponsorship (4)	675	1,363	1,400	5,375	8,813
LIHTC investments (5)	6,363	5,660	768	931	13,722
Other (6)	2,000	—	—	—	2,000
Total	$9,422,731	$400,858	$13,643	$14,872	$9,852,104
(1)Excludes accrued interest payable at December 31, 2022.
(2)Borrowed funds include customer repurchase agreements and other short-term and long-term borrowings.
(3)The Bank has outstanding obligations under its current core data processing contract that expire in June 2024 and one other vendor arrangement that relates to network infrastructure and data center services that expires in December 2024.
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
(5)Low Income Housing Tax Credits (“LIHTC”) expected payments for unfunded affordable housing commitments.
(6)As disclosed in the 8-K dated January 25, 2021, pursuant to the executed stipulation of settlement of the demand litigation, the Company has agreed to invest an additional $2 million incremental spend above 2020 levels by the end of 2023 to enhance its corporate governance and risk and compliance controls and infrastructure.
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
Loan commitments outstanding and lines and letters of credit at December 31, 2022 and 2021 were as follows:

(dollars in thousands)	2022	2021
Unfunded loan commitments	$2,335,735	$1,763,247
Unfunded lines of credit	107,919	108,209
Letters of credit	100,196	112,509
Interest rate lock commitments	6,963	56,331
Total	$2,550,813	$2,040,296
Included in the unfunded loan commitments are interest rate lock commitments on residential mortgage loans which are short-term in nature. These interest rate lock commitments were $7.0 million as of December 31, 2022 and $53.3 million as of December 31, 2021.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 20 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2022 and 2021.

Loan commitments represent agreements to lend to a customer as long as there is no violation of any condition established in the contract and which have been accepted in writing by the borrower. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the borrower. Collateral obtained varies and may include certificates of deposit, accounts receivable, inventory, property and equipment, residential and commercial real estate.
Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2022, approximately 60.8% of the dollar amount of standby letters of credit was collateralized.
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
LIQUIDITY MANAGEMENT
Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of available-for-sale investment securities, income from operations and new core deposits into the Bank. The majority of the Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. Investment securities that are classified as held-to-maturity can also be used as collateral to pledge against additional borrowings. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. Additionally, the Bank can purchase up to $155.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2022 and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.8 billion, against which there was $67 million outstanding at December 31, 2022. The Bank also has a commitment at December 31, 2022 from IntraFi to place up to $1.8 billion of brokered deposits from its IND program in amounts requested by the Bank, as compared to an actual balance of $1.1 billion at December 31, 2022. At December 31, 2022, the Bank was also eligible to make advances from the FHLB up to $1.1 billion based on collateral at the FHLB, of which there were $975.0 million outstanding as of December 31, 2022. The Bank has posted additional collateral to the FHLB in the first quarter of 2023 to increase its eligibility for advances up to $1.5 billion to meet its ongoing liquidity needs and expects to continue to utilize and expand this source of funding in the future. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $607.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only. There can be no assurance, however, that these alternative sources of liquidity will continue to be available or will be sufficient to meet our ongoing liquidity needs.
The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. The Bank makes competitive deposit interest rate comparisons weekly and makes adjustments from time to time to ensure its interest rate offerings are competitive. There is, however, a risk that the cost of funds will increase significantly as the Bank competes for deposits or that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run, but the use of such sources may negatively impact our net interest margin and our earnings and there can be no assurance that they will be adequate to meet our liquidity needs. However, the market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a high interest rate environment. Most of our noninterest bearing deposits are operating deposits or compensating balances that are held in connection with lending relationships, and are less likely to disintermediate. The potential outflow of such deposits is a risk unless we pay a more competitive rate of interest on them, which could significantly and negatively impact the Bank’s interest expense and net interest margin. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The ALCO has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.
At December 31, 2022, under the Bank’s liquidity formula, it had $4.4 billion of primary and secondary liquidity sources. Management believes the amount is deemed adequate to meet current and projected funding needs.
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
The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company continues to pursue lending opportunities in its commercial real estate portfolio.
Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal policy limits for regulatory capital ratios that are in excess of well capitalized ratios (as defined in the section “Regulation” above).
The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.
The prompt corrective action regulations provide five categories, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is only adequately capitalized, regulatory approval is required to, among other things, accept, renew or roll-over brokered deposits. If a bank is undercapitalized, capital distributions and growth and expansion are limited, and plans for capital restoration are required.
At December 31, 2022, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt and the qualifying portion of the ACL, and for the Company to a limited extent, excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET1 ratio is the Tier 1 capital ratio but excluding preferred stock.
The FRB and the other federal banking agencies have adopted the Basel III Rules to implement the Basel III capital guidelines for U.S. banks. The capital rules require a CET1 ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. See the “Regulation” section for additional information regarding regulatory capital requirements.
The Company’s capital ratios were all well in excess of guidelines established by the Federal Reserve Board and the Bank’s capital ratios were in excess of those required to be classified as a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company’s and Bank’s capital ratios at December 31, 2022 and December 31, 2021 are shown in Note 22 to the Consolidated Financial Statements.
The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See further detail at the “Regulation” and “Risk Factors” sections.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Asset/Liability Management of Interest Rate Risk
A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The Bank’s ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed monthly by ALCO and quarterly by the Board. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows and providing net interest income growth consistent with the Company’s profit objectives.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits.
During 2022, average market interest rates were markedly higher and resulted in an inverted yield curve. As compared to the year 2021, the average two year U.S. Treasury rate in 2022 increased by 273 basis points from 0.26% to 2.99%. The average five year U.S. Treasury rate increased by 214 basis points from 0.86% to 3.00% while the average ten year U.S. Treasury rate increased by 152 basis points from 1.43% to 2.95%. In that environment, the Company's result for net interest spread in 2022 was 2.33% compared to 2.59% for the year of 2021. The decline was due primarily to an increase in the rate on funding costs, of which lower average liquidity was a factor in ultimately reducing the net interest spread. The Company believes that the change in the net interest spread for the full year 2022 has been consistent with its risk analysis at December 31, 2021 when accounting for balance sheet volume and mix changes. On an annual basis, the Company back-tests the actual change in its net interest spread against expected change and actual market interest rate movements and other factors impacting actual as compared to projected results.
The loan portfolio increased, most significantly, towards the end of 2022. The repricing duration on loans was 13 months at December 31, 2022 and 18 months at December 31, 2021, with fixed-rate loans amounting to 38% of total loans at December 31, 2022 and 43% at December 31, 2021. Variable and adjustable rate loans comprised 62% of total loans at December 31, 2022 and 57% for 2021. Variable rate loans are generally indexed to either the one-month London Interbank Offered Rate (“LIBOR”) with fallback language to reference the Secured Overnight Funding Rate ("SOFR") or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
Interest rate floors on certain of the Company's variable and adjustable rate loans may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded. The majority of loans with floors repriced above those floor levels in 2022, increasing the impact of rising rates on interest income when modeling positive interest rate shocks at December 31, 2022. This is what the Bank experienced in the first half of 2022 when the first 150 basis points of rate hikes earlier in the year did not exceed the majority of loans' floor rates. This is why the weighted average rate of the Company's variable rate loans increased by approximately 293 basis points from December 31, 2021 to December 31, 2022 in connection with the 425 basis points in Fed Funds rate hikes caused by actions taken by the FRB. At December 31, 2022, the Company had a portfolio of 3.1 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 7.08%. At December 31, 2022, only $241 million of loans held by the Company were earning interest at their floor rate, largely because these loans have not reached their initial adjustment date yet.
The Company has credit Risk Participation Agreements ("RPAs") with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative and have a notional value of $25.9 million as of December 31, 2022. The changes in fair value for these contracts are recognized directly in earnings.
The duration of the deposit portfolio decreased to 29 months at December 31, 2022 from 41 months at December 31, 2021. The Company experienced a total deposit decrease of $1.3 billion for the year ended December 31, 2022 as compared to a total loan increase of $570.0 million for the same period. This decrease in deposits was primarily the result of rate increases from the Federal Reserve and the related deposit disintermediation associated with those higher rates. Additionally, the Company’s cost of interest increased by 91 basis points across its interest-bearing deposits, which comprise 63.84% of its total deposits, at December 31, 2022.

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
The Company employs an earnings simulation model (immediate parallel shifts along the yield curve) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates and the level of noninterest income and noninterest expense. Further discussion of the limitations of this analysis are listed below and in Item 1A. Risk Factors. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300 and 400 basis points or down 100, 200 and 300 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2022. In addition to analysis of immediate parallel shifts in interest rates along the yield curve, changes based on interest rate “ramps” is also performed and reviewed by ALCO, but is not herein disclosed. Such analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at December 31, 2022, the simulation assumes a 70 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points and assumes a 70 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.
Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the interest rate risk model. If this were to occur, the effects of a rising or declining interest rate environment may not be in accordance with management’s expectations.
As quantified in the table below, the Company’s analysis at December 31, 2022 shows an increasingly significant effect on net interest income over the next 12 months, as well as an increasingly significant effect on the economic value of equity when interest rates are shocked down 100, 200 and 300 basis points and up 100, 200, 300 and 400 basis points. This impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter asset and liability durations. In a normal rising interest rate environment, the Company expects its interest income on variable and adjustable rate loans to increase and the interest expense on its deposit liabilities to increase based on our funding needs, market conditions and certain contractual obligations.
The following table reflects the result of the simulation analysis on the December 31, 2022 asset and liability balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	33.6	57.0	6.7
+300	25.7	43.0	5.6
+200	17.8	29.2	4.2
+100	9.9	16.4	2.5
—	—	—	—
(100)	(4.7)	(7.3)	(3.5)
(200)	(11.4)	(18.1)	(8.9)
(300)	(17.7)	(28.0)	(17.2)

The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The impact of +9.9% in net interest income and +16.4% in net income given a 100 basis point increase in market interest rates at December 31, 2022 compares to +4.7% in net interest income and +8.1% in net income for the same period in 2021 and reflects in large measure the floor rate discussion above. At the end of 2022, the variable rate loans with floors do not have to overcome their floor rate before their yield adjusts and the income increase is immediate, as opposed to the end of 2021, where a 100 basis point increase would not have moved that subset of loans off their floors, muting the impact of the rate increase on income.
Generally speaking, the loss of Economic Value of Equity ("EVE") in a lower interest rate environment is due to lower values of core deposits more than offsetting the gains in loan and investment values; while the gain of economic value of portfolio equity in a higher interest rate environment is due to higher value of core deposits more than offsetting lower values of fixed rate loans and investments.
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
While an instantaneous parallel shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a non-immediate parallel shifts in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, the various rate indexes do not move in parallel (e.g. SOFR, LIBOR, Fed Funds), hedging activities we might take and changing product spreads that could mitigate any potential beneficial or adverse impact of changes in interest rates.
Another key factor to consider is the behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios set out in the table above is a key assumption in our projected estimates of net interest income. The projected impact on net interest income in the table above assumes no change in deposit portfolio size or mix from the baseline forecast in alternative rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce the assumed benefit of those deposits. The projected impact on net interest income in the table above also assumes a "through-the-cycle" non-maturity deposit beta which may not be an accurate predictor of actual deposit rate changes realized in scenarios of smaller and/or non-parallel interest rate movements.
Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react to different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable-rate mortgage loans, have features (generally referred to as interest rate caps and floors) that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing and capital policies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.Report of Independent Registered Public Accounting Firm (PCAOB ID 173)
Shareholders and the Board of Directors of Eagle Bancorp, Inc.
Bethesda, Maryland

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") as of December 31, 2022 and 2021 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flow for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance and Provision for Credit Losses on Loans

The allowance for credit losses (the “ACL”) is an accounting estimate of the expected credit losses in the loans held for investment portfolio over the life of an exposure (or pool of exposures). Expected credit losses are measured on a collective (pooled) basis for financial assets with similar risk characteristics. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans as described in Notes 1 and 4 of the consolidated financial statements. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

The Company estimates expected credit losses for loans using a methodology based on a loan-level probability of default (“PD”) and Loss Given Default (“LGD”) cash flow method that is applied using an exposure at default model. Cash flow projections are at the loan level wherein payment expectations are adjusted for estimated prepayment speeds, PD rates, and LGD rates. The expected prepayment speeds are based on historical internal data. These historical loss rates are then modified to incorporate a reasonable and supportable forecast of future losses at the portfolio segment level.

The ACL estimation process for loans applies economic forecast scenarios over a reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments.

We determined that auditing the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the application processes, including the need to involve our valuation services specialists.

The principal considerations resulting in our determination included the following:

•    Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecasts of economic variables and reasonableness of other model assumptions.
•    Significant auditor judgment and effort in evaluating the reasonableness of the qualitative adjustments used in the model computation.
•    Significant audit effort related to the completeness and accuracy of the high volume of data used to develop assumptions and in the model computation.

Our audit procedures to address the critical audit matter included:

Testing the effectiveness of internal controls over:

•    The Company’s significant model assumptions and judgments, reasonable and supportable forecasts, and information systems.
•    The Company’s preparation and review of the allowance for credit losses calculation, including the relevance and reliability of data used as the basis for adjustments related to the qualitative factors, the development and reasonableness of qualitative adjustments, and the mathematical accuracy and appropriateness of the overall calculation.
•    The completeness and accuracy of historical inputs, loan data used in the development of the PD and LGD assumptions, and the use of third-party data in the computation.

Substantively testing management’s estimate, which included:

•    Assessing the reasonableness of assumptions and judgments related to the PD and LGD rates, with the assistance of our valuation specialists, by comparing the resulting historical loss experience to a group of the Company’s peers.
•    Evaluating the reasonableness of management’s judgments in the selection and application of reasonable and supportable forecasts of economic variables.
•    Evaluating management’s process for developing the qualitative factors, including evaluating management’s judgments and assumptions for reasonableness.
•    Assessing the relevance and reliability of data used to develop qualitative factors.
•    Evaluating the mathematical accuracy of the PD and LGD rates on a pooled loan level with the assistance of valuation specialists, including the completeness and accuracy of loan data used in the model.

/s/ Crowe LLP

We have served as the Company's auditor since 2021.

Washington, D.C.
March 1, 2023

2. Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Eagle Bancorp, Inc.
Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows of Eagle Bancorp, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ FORVIS LLP

(Formerly Dixon Hughes Goodman LLP)
We have served as the Company’s auditor from 2016 to 2021.

Charlotte, North Carolina
March 1, 2021

EAGLE BANCORP, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

Assets	December 31, 2022	December 31, 2021
Cash and due from banks	$12,655	$12,886
Federal funds sold	33,927	20,391
Interest bearing deposits with banks and other short-term investments	265,272	1,680,945
Investment securities available-for-sale, at fair value (net of allowance for credit losses of $17 and $620 as of December 31, 2022 and December 31, 2021, respectively).	1,598,666	2,623,408
Investment securities held-to-maturity (fair value of $968,707, and $0, net of allowance for credit losses of $766 and $0, as of December 31, 2022 and December 31, 2021, respectively)	1,093,374	—
Federal Reserve and Federal Home Loan Bank stock	65,067	34,153
Loans held for sale	6,734	47,218
Loans	7,635,632	7,065,598
Less allowance for credit losses	(74,444)	(74,965)
Loans, net	7,561,188	6,990,633
Premises and equipment, net	13,475	14,557
Operating lease right-of-use assets	24,544	30,555
Deferred income taxes	96,567	43,174
Bank owned life insurance	110,998	108,789
Goodwill and intangible assets, net	104,233	104,255
Other real estate owned	1,962	1,635
Other assets	162,192	134,711
Total Assets	$11,150,854	$11,847,310

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$3,150,751	$3,277,956
Interest bearing transaction	1,138,235	777,255
Savings and money market	3,640,697	5,197,247
Time deposits	783,499	729,082
Total deposits	8,713,182	9,981,540
Customer repurchase agreements	35,100	23,918
Other short-term borrowings	975,001	300,000
Long-term borrowings	69,794	69,670
Operating lease liabilities	29,267	35,501
Reserve for unfunded commitments	5,857	4,379
Other liabilities	94,332	81,527
Total Liabilities	9,922,533	10,496,535

Shareholders’ Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 31,346,903 and 31,950,092, respectively	310	316
Additional paid in capital	412,303	434,640
Retained earnings	1,015,215	930,061
Accumulated other comprehensive (loss)	(199,507)	(14,242)
Total Shareholders’ Equity	1,228,321	1,350,775
Total Liabilities and Shareholders’ Equity	$11,150,854	$11,847,310
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,
(dollars in thousands, except per share data)

	2022		2021		2020
Interest Income
Interest and fees on loans	$358,967		$337,749		$368,854
Interest and dividends on investment securities	51,481		23,205		18,440
Interest on balances with other banks and short-term investments	13,304		3,511		2,601
Interest on federal funds sold	861		31		91
Total interest income	424,613		364,496		389,986
Interest Expense
Interest on deposits	83,261		27,772		53,566
Interest on customer repurchase agreements	356		51		293
Interest on short-term borrowings	3,980		2,008		1,869
Interest on long-term borrowings	4,149		10,151		12,696
Total interest expense	91,746		39,982		68,424
Net Interest Income	332,867		324,514		321,562
Provision (reversal) for Credit Losses	266		(20,821)		45,571
Provision (reversal) for Unfunded Commitments	1,477		(1,119)		1,380
Net Interest Income After Provision For Credit Losses	331,124		346,454		274,611

Noninterest Income
Service charges on deposits	5,399		4,562		4,416
Gain on sale of loans	3,702		14,045		22,089
Gain (loss) on sale of investment securities	(169)		2,964		1,815
Increase in the cash surrender value of bank owned life insurance	2,547		2,059		2,071
Other income	12,175		16,755		15,305
Total noninterest income	23,654	—	40,385	—	45,696
Noninterest Expense
Salaries and employee benefits	84,053		88,398		74,440
Premises and equipment expenses	13,218		14,876		15,715
Marketing and advertising	4,721		4,165		4,278
Data processing	12,171		11,709		10,702
Legal, accounting and professional fees	8,583		11,510		16,406
FDIC insurance	4,969		5,897		7,941
SEC/FRB Penalties	22,977		—		—
Other expenses	14,406		12,610		14,680
Total noninterest expense	165,098		149,165		144,162
Income Before Income Tax Expense	189,680		237,674		176,145
Income Tax Expense	48,750		60,983		43,928
Net Income	$140,930		$176,691		$132,217

Earnings Per Common Share
Basic	$4.40		$5.53		$4.09
Diluted	$4.39		$5.52		$4.09
    See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(dollars in thousands)

	2022	2021	2020
Net Income	$140,930	$176,691	$132,217

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	(140,926)	(27,923)	14,422
Reclassification adjustment for net (gains) losses included in net income	111	(2,203)	(1,363)
Total unrealized gain (loss) on investment securities	(140,815)	(30,126)	13,059
Unrealized (loss) on securities transferred to held-to-maturity	(49,095)	—	—
Amortization of unrealized loss on securities transferred to held-to-maturity	4,361	—	—
Total unrealized loss recognized (remaining) on investment securities held-to-maturity	(44,734)	—	—
Unrealized gain (loss) on derivatives	284	—	(1,378)
Reclassification adjustment for gain included in net income	—	384	860
Total unrealized gain (loss) on derivatives	284	384	(518)
Other comprehensive income (loss)	(185,265)	(29,742)	12,541
Comprehensive (Loss) Income	$(44,335)	$146,949	$144,758
    See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands except share data)

	Common		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance January 1, 2020	33,241,496	$331	$482,286	$705,105	$2,959	$1,190,681

Net Income	—	—	—	132,217	—	132,217
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	—	(10,931)	—	(10,931)
Other comprehensive loss, net of tax	—	—	—	—	12,541	12,541
Stock-based compensation expense	—	—	5,324	—	—	5,324
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	3,300	—	63	—	—	63
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(28,811)	—	(1)	—	—	(1)
Vesting of performance based stock awards, net of shares withheld for payroll taxes	4,126	—	—	—	—	—
Time based stock awards granted	176,252	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	24,210	—	760	—	—	760
Cash dividends declared ( $0.88 per share)	—	—	—	(28,330)	—	(28,330)
Common stock repurchased	(1,640,910)	(16)	(61,416)	—	—	(61,432)
Balance December 31, 2020	31,779,663	315	427,016	798,061	15,500	1,240,892

Net Income	—	—	—	176,691	—	176,691
Other comprehensive loss, net of tax	—	—	—	—	(29,742)	(29,742)
Stock-based compensation expense	—	—	7,811	—	—	7,811
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	—	—	—	—
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(24,429)	1	(1)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	15,686	—	—	—	—	—
Time based stock awards granted	179,624	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	12,723	—	496	—	—	496
Cash dividends declared ($1.40 per share)	—	—	—	(44,691)	—	(44,691)
Common stock repurchased	(13,175)	—	(682)	—	—	(682)
Balance December 31, 2021	31,950,092	316	434,640	930,061	(14,242)	1,350,775

Net Income	—	—	—	140,930	—	140,930
Other comprehensive loss, net of tax	—	—	—	—	(185,265)	(185,265)
Stock-based compensation expense	—	—	9,899	—	—	9,899
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	3,289	—	97	—	—	97
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(70,286)	2	(2)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	21,026	—	—	—	—	—
Time based stock awards granted	166,471	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	14,611	—	748	—	—	748
Cash dividends declared ($1.75 per share)	—	—	—	(55,776)	—	(55,776)
Common stock repurchased	(738,300)	(8)	(33,079)	—	—	(33,087)
December 31, 2022	31,346,903	$310	$412,303	$1,015,215	$(199,507)	$1,228,321
    See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31,
	2022	2021		2020
Cash Flows From Operating Activities:
Net Income	$140,930	$176,691		$132,217
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	266	(20,821)		45,571
Provision for unfunded commitments	1,477	(1,119)		1,380
Depreciation and amortization	3,319	5,874		4,696
Gains on sale of loans	(3,702)	(14,045)		(22,089)
Gain on MSRs	(837)	(679)	#REF!	(667)
Securities premium amortization (discount accretion), net	9,011	4,031		8,196
Origination of loans held for sale	(299,317)	(1,156,281)		(1,240,682)
Proceeds from sale of loans held for sale	343,503	1,211,313		1,231,273
Deferred income tax (benefit) expense	6,560	5,770		(8,332)
Net gain on sale of other real estate owned	(248)	(1,266)		(1,180)
Net increase in cash surrender value of BOLI	(2,547)	(2,059)		(2,071)
Net (gain)/loss on sale of investment securities	169	(2,964)		(1,815)
Stock-based compensation expense	9,899	7,811		5,324
Net tax benefits from stock compensation	—	—		118
Increase (decrease) in other assets	(26,162)	1,358		(28,626)
Increase in other liabilities	12,581	24,823		9,826
Net cash provided by operating activities	194,902	238,437		133,139
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(425,263)	(2,029,434)		(739,955)
Proceeds from maturities of available-for-sale securities	261,999	313,921		302,471
Proceeds from sale/call of available-for-sale securities	6,225	201,034		124,144
Purchase of held to maturity investment securities	(290,740)	—		—
Proceeds from maturities from held to maturity securities	115,777	—		—
Proceeds from call of held-to-maturity securities	8,350	—		—
Purchases of Federal Reserve and Federal Home Loan Bank stock	(30,914)	(218)		(9,160)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	—	6,169		4,250
Net change in loans	(570,977)	511,120		(240,911)
Proceeds from sale of SBA PPP loans	—	170,154		—
Redemption (purchase) of BOLI	338	(30,000)		—
Proceeds from sale of other real estate owned	241	4,618		4,430
Purchases of premises and equipment	(2,113)	(5,286)		(2,945)
Net cash used in investing activities	(927,077)	(857,922)		(557,676)
Cash Flows From Financing Activities:
Increase (decrease) in deposits	(1,268,358)	792,337		1,964,812
Increase (decrease) in customer repurchase agreements	11,182	(2,808)		(4,254)
Increase in short-term borrowings	675,001	—		50,000
Increase in long-term borrowings	—	—		50,000
Repayment of long-term borrowings	—	(200,000)		—
Proceeds from exercise of equity compensation plans	97	—		63
Proceeds from employee stock purchase plan	748	496		760
Common stock repurchased	(33,087)	(682)		(61,432)
Tax equivalent shares withheld on exercise of equity comp plans	—	—		—
Cash dividends paid	(55,776)	(44,691)		(28,330)
Net cash (used in) provided by financing activities	(670,193)	544,652		1,971,619
Net (Decrease) Increase In Cash and Cash Equivalents	(1,402,368)	(74,833)		1,547,082
Cash and Cash Equivalents at Beginning of Period	1,714,222	1,789,055		241,973
Cash and Cash Equivalents at End of Period	$311,854	$1,714,222		$1,789,055
Supplemental Cash Flows Information:
Interest paid	$90,590	$30,989		$70,183
Income taxes paid	$23,453	$54,363		$37,400
Non-Cash Investing Activities
Initial recognition of operating lease right-of-use assets	$—	$9,146		$1,696
Transfers of investment securities from available-for-sale to held-to-maturity	$922,975	$—		$—
Transfers from loans to other real estate owned	$475	$149		$6,750

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies
The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. (the "Parent") and its subsidiaries (together with the Parent, the “Company”) with all significant intercompany transactions eliminated. EagleBank (the “Bank”), a Maryland chartered commercial bank, is the Company’s principal subsidiary. The investment in subsidiaries is recorded on the Company’s books (Parent Only) on the basis of its equity in the net assets of the subsidiary (see Note 25 "Parent Company Financial Information" for further detail). The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“GAAP”) and to general practices in the banking industry. The following is a summary of the significant accounting policies.
Nature of Operations
The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank was previously active in the origination and sale of residential mortgage loans, the origination of small business loans and the origination, securitization and sale of multifamily Federal Housing Administration (“FHA”) loans. Starting in the first quarter 2023 the Company will no longer originate residential mortgages for sale as the decision has been made to exit this line of business (See Note 26 of the Consolidated Financial Statements for further details). The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. As of December 31, 2022, the Bank offers its products and services through sixteen banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements.
Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest bearing deposits with other banks that have an original maturity of three months or less. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased, repurchase agreements and other short-term borrowings.
Interest Bearing Deposits in Other Financial Institutions
Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.
Loans Held for Sale
The Company regularly engaged in sale of residential mortgage loans held for sale in 2022 and engages in the sale of the guaranteed portion of SBA loans originated by the Bank. Starting in the first quarter of 2023, the Company will no longer originate residential mortgages for sale as the strategic decision has been made to exit that business (See Note 26 of the Consolidated Financial Statements for further details). The Company has elected to carry loans held for sale at fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Income.
The Company’s current practice is to sell residential mortgage loans held for sale on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2022 and December 31, 2021.

The Company entered into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilized either or both “best efforts” and “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

Under a “best efforts” contract, the Company committed to deliver an individual mortgage loan of a specified principal amount and quality to an investor. The investor committed to a price, representing a premium on the day the borrower committed to an interest rate, at which it would purchase the loan from the Company if the loan to the underlying borrower closed, with the intent that the buyer/investor had assumed the interest rate risk on the loan as the Company protected itself from changes in interest rates. As a result, the Bank was not generally exposed to losses on loans sold utilizing best efforts, nor would it realize gains related to rate lock commitments due to changes in interest rates. The market values of interest rate lock commitments and best efforts contracts were not readily ascertainable with precision because rate lock commitments and best efforts contracts were not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, very little gain or loss should have occurred on the interest rate lock commitments.

Under a “mandatory delivery” contract, the Company committed to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company failed to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it was obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. The Company managed the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage-backed securities, whereby the Company obtained the right to deliver securities to investors in the future at a specified price. Such contracts were accounted for as derivatives and were recorded at fair value in derivative assets or liabilities, carried on the Consolidated Balance Sheet within other assets or other liabilities, with changes in fair value recorded in other income within the Consolidated Statements of Income. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranged from 30 to 90 days under recent market conditions. The gross gains on loan sales were recognized based on new loan commitments with adjustments for price and pair-off activity. Commission expenses on loans held for sale were recognized based on loans closed.

In circumstances where the Company did not deliver the whole loan to an investor, but rather elected to retain the loan in its portfolio, the loan was transferred from held for sale to loans at fair value at the date of transfer.
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
The Company originates multifamily FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program (“MAP”). The Company securitizes these loans through the Government National Mortgage Association (”Ginnie Mae”) MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and periodically bundles and sells the servicing rights. When servicing is retained on multifamily FHA loans securitized and sold, the Company computes an excess servicing asset on a loan by loan basis. Unamortized multifamily FHA mortgage servicing rights ("MSRs") totaled $2.4 million as of December 31, 2022 and $1.5 million as of December 31, 2021.
Noninterest Income includes gains from the sale of the Ginnie Mae securities and net revenues earned on the servicing of multifamily FHA loans underlying the Ginnie Mae securities. Revenue from servicing commercial multifamily FHA mortgages is recognized as earned based on the specific contractual terms of the underlying servicing agreements, along with amortization of and changes in impairment of MSRs.
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
Premiums and discounts on investment securities are amortized/accreted to the earlier of call or maturity based on expected lives, which lives are adjusted based on prepayment assumptions and call optionality. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary in nature result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency or a significant deterioration in the financial condition of the issuer. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the: (1) magnitude of the decline in value; (2) financial condition of the issuer or issuers; and (3) structure of the security.
Premiums and discounts on investment securities held-to-maturity, like available-for-sale securities, are amortized or accreted to the earlier of call or maturity based on expected lives, which include prepayment adjustments and call optionality. Interest income included amortization of $13.6 million, which was partially offset by accretion of $4.6 million for the period ended December 31, 2022.
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

For the impairment of investment securities please see "Allowance for Credit Losses - Available-for-Sale Debt Securities" and "Allowance for Credit Losses - Held-to-Maturity Debt Securities" below.
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
Allowance for Credit Losses

The Company adopted the current expected credit loss model under Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) on January 1, 2020 using the modified retrospective approach. The Company recorded a net reduction of retained earnings of $14.7 million upon adoption. The transition adjustment included an increase in the allowance for credit losses on loans of $10.6 million, in addition to an increase of $4.1 million to the reserve for unfunded commitments. In accordance with the adoption of CECL, the initial January 1, 2020 cumulative-effect adjustment was to retained earnings (net of taxes) under the modified retrospective approach.
The following table presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	For the Year Ended
(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Provision/(Reversal) for credit losses- loans	$103	$(21,275)	$45,404
Provision for credit losses - HTM debt securities	766	—	—
(Reversal) Provision for credit losses - AFS debt securities	(603)	454	167
Total provision for credit losses	$266	$(20,821)	$45,571

Allowance for Credit Losses - Loans
The ACL - Loans is an estimate of the expected credit losses in the loans held for investment portfolio.
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
Reserves on loans that do not share risk characteristics are evaluated on an individual basis (e.g., nonaccrual loans, TDRs). Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not evaluated individually for impairment, is segregated by call report codes and a loan-level probability of default (“PD”) / Loss Given Default (“LGD”) cash flow method is applied using an exposure at default (“EAD”) model. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments.
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

For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, PD rates and LGD rates. The modeling of expected prepayment speeds is based on historical internal data. EAD is based on each instrument's underlying amortization schedule in order to estimate the bank's expected credit loss exposure at the time of the borrower's potential default.
For our cash flow model, management utilizes and forecasts regional unemployment by using a national forecast and estimating a regional adjustment based on historical differences between the two as the loss driver over our reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. In 2022, the improvement in economic conditions, which impacted the unemployment projections, which inform our CECL economic forecast, along with improvements in credit quality and charge offs, resulted in a proportional decrease in our ACL during 2022. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
The ACL also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk, changes in underwriting standards, experience and depth of lending staff and trends in delinquencies.
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

A summary of our primary portfolio segments is as follows:
Commercial. The commercial loan portfolio comprises lines of credit and term loans for working capital, equipment and other business assets across a variety of industries. These loans are used for general corporate purposes including financing working capital, internal growth and acquisitions; and are generally secured by accounts receivable, inventory, equipment and other assets of our clients’ businesses.
Income producing – commercial real estate. Income producing commercial real estate loans comprise permanent and bridge financing provided to professional real estate owners/managers of commercial and residential real estate projects and properties who have a demonstrated a record of past success with similar properties. Collateral properties include apartment buildings, office buildings, hotels, mixed-use buildings, retail, data centers, warehouse and shopping centers. The primary source of repayment on these loans is generally expected to come from lease or operation of the real property collateral. Income producing commercial real estate loans are impacted by fluctuation in collateral values, as well as rental demand and rates.
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
Real Estate Mortgage – Residential. Real estate mortgage residential loans comprise consumer mortgages for the purpose of purchasing or refinancing first lien real estate loans secured by primary-residence, second-home and rental residential real property.
Construction – commercial and residential. The construction commercial and residential loan portfolio comprises loans made to builders and developers of commercial and residential property, for renovation, new construction and development projects. Collateral properties include apartment buildings, mixed use property, residential condominiums, single and 1-4 residential property and office buildings. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. Construction loans are impacted by fluctuations in collateral values and the ability of the borrower or ultimate purchaser to obtain permanent financing.
Construction – commercial and industrial ("C&I") (owner occupied). The construction C&I (owner occupied) portfolio comprises loans to operating companies and their related entities for new construction or renovation of the real or leased property in which they operate. Generally these loans contain provisions for conversion to an owner occupied commercial real estate loan or to a commercial loan after completion of construction. Collateral properties include industrial, healthcare, religious facilities, restaurants and office buildings.
Home Equity. The home equity portfolio comprises consumer lines of credit and loans secured by subordinate liens on residential real property.
Other Consumer. The other consumer portfolio comprises consumer loans not secured by real property, including personal lines of credit and loans, overdraft lines and vehicle loans. This category also includes other loan items such as overdrawn deposit accounts as well as loans and loan payments in process.
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

The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and in specific reserves assigned on an individual basis as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to management committees, Director’s Loan Committee, the Audit Committee of the Board of Directors ("Audit Committee"), and the Board of Directors. The committees' reports to the Board are part of the Board's review on a quarterly basis of our consolidated financial statements.
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
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation that a loan will be in a troubled debt restructuring ("TDR").
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
Allowance for Credit Losses - Available-for-Sale Debt Securities
Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.

The entire amount of an impairment loss is recognized in earnings only when: (1) the Company intends to sell the security; or (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.

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

Allowance for Credit Losses - Held-to-Maturity Debt Securities
The Company separately evaluates its HTM investment securities for any credit losses. The Company pools like securities and calculates expected credit losses through an estimate based on a security's credit rating, which is recognized as part of the allowance for credit losses for held-to-maturity securities and included in the balance of investment securities held-to-maturity on the Consolidated Balance Sheets. If the Company determines that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis.
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
The Company records a reserve for unfunded commitments (“RUC”) on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company’s Consolidated Statement of Income. The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in the RUC on the Company’s Consolidated Balance Sheet.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method for financial reporting purposes. Premises and equipment are depreciated over the useful lives of the assets, which generally range from three to seven years for furniture, fixtures and equipment, three to five years for computer software and hardware and five to twenty years for leasehold improvements. Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statements of Income.
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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired, including other intangible assets. Other intangible assets include purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives. All intangible assets are subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.
Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually or upon the occurrence of a triggering event. The Company has determined that it has a single reporting unit. If the fair values of the reporting unit exceed the book value, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. Any impairment would be recorded through a reduction of goodwill or other intangible asset and an offsetting charge to noninterest expense. The Company performs impairment testing at any quarter-end when events or changes in circumstances indicate the assets might be impaired, or at least annually as of December 31.
The Company performs a qualitative impairment assessment to determine whether it is more likely than not that the fair value of the only reporting unit is less than its carrying amount. The Company assesses qualitative factors at least on an annual basis. Based on the assessment of these qualitative factors, if it is determined that it is more likely than not that the fair value of a reporting unit is not less than the carrying value, then performing the impairment process is not necessary. However, if it is determined that it is more likely than not that the carrying value exceeds the fair value, a quantified analysis is required to determine whether an impairment exists. Based on the results of qualitative assessments of the reporting unit, the Company concluded that no impairment existed at December 31, 2022. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
Interest Rate Swap Derivatives
As required by ASC Topic 815, "Derivatives and Hedging", the Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Revenue Recognition
The majority of our revenue-generating transactions are not subject to ASC 606 "Revenue from Contracts with Customers", including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Substantially all of the Company’s revenue is generated from contracts with customers. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:
•Service charges on deposit accounts (i.e. ATM fees) - These represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations is generally received at the time the performance obligations are satisfied.

•Other Fees (i.e. insurance commissions, investment advisory fees, credit card fees, interchange fees) – Generally, the Company receives compensation when a customer that it refers opens an account with certain third-parties.

•Sale of OREO – The Company assesses whether it is “probable” that it will collect the consideration to which it will be entitled in exchange for transferring the asset to the customer.

Customer Repurchase Agreements
The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The agreements are entered into primarily as accommodations for large commercial deposit customers. The obligation to repurchase the securities is reflected as a liability in the Company’s Consolidated Balance Sheets, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held as collateral by third party trustees.
Marketing and Advertising
Marketing and advertising costs are generally expensed as incurred.
Income Taxes
The Company employs the asset and liability method of accounting for income taxes as required by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e. temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting and limits risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are necessary for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax valuation allowance. In accordance with ASC 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain.
The Company’s policy is to recognize interest and penalties on income taxes in other noninterest expenses. The Company remains subject to examination of income tax returns by the Internal Revenue Service, as well as all of the states where it conducts business, for the years ending after December 31, 2019. There are currently no examinations in process as of December 31, 2022.
Transfer of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. In certain cases, the recourse to the Bank to repurchase assets may exist but is deemed immaterial based on the specific facts and circumstances.
Stock-Based Compensation
In accordance with ASC Topic 718, “Compensation,” the Company records as salaries and employee benefits expense on its Consolidated Statements of Income an amount equal to the amortization (over the remaining service period) of the fair value of option and restricted stock awards computed at the date of grant. Salary and employee benefits expense on variable stock grants (i.e., performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 17 - "Stock-Based Compensation" for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2022, 2021 and 2020. The Company records the discount from the fair market value of shares issued under its Employee Share Purchase Plan as a component of Salaries and employee benefits expense in its Consolidated Statement of Income.

Earnings per Common Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period measured. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period including the potential dilutive effects of common stock equivalents.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on debt securities available for sale, debt securities held to maturity, and derivatives, net of taxes. Other comprehensive income (loss) is recognized as a separate component of equity.

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe such matters exist that will have a material effect on the financial statements.

Segment Reporting
While the chief operating decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating results are not reviewed by senior management to make resource allocation or performance decisions. Accordingly, all of the financial services operations are considered by management to be aggregated in one reportable operating segment.

New Authoritative Accounting Guidance
Accounting Standards Adopted in 2022
ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06") simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted earnings per share ("EPS") calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. ASU 2020-06 did not have a material impact on the Company's consolidated financial statements for fiscal year 2022.

ASU No. 2020-04, "Reference Rate Reform (Topic 848)" ("ASU 2020-04") provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. ASU 2020-04 did not have a material impact on the Company's consolidated financial statements for fiscal year 2022

Accounting Standards Pending Adoption

ASU No. 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02") eliminates the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty that assess whether a modification has created a new loan. Additionally, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted ASC 326, the amendments in the ASU are effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The impact of ASU 2022-02 should be applied prospectively, or, for the recognition and measurement of TDRs, with a modified retrospective transition method. We are currently in the process of evaluating this guidance.

Note 2 – Cash and Due from Banks
Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank of Richmond ("Federal Reserve Bank") based principally on the type and amount of their deposits. During 2022, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as excess reserves, on which interest is paid. The average daily balance maintained in 2022 was $1.3 billion and in 2021 was $2.3 billion.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank ("FHLB") of Atlanta and noninterest bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.`
Note 3 – Investment Securities
Amortized cost and estimated fair value of securities available-for-sale and held-to-maturity are summarized as follows:

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for	Estimated Fair Value
(dollars in thousands)				Credit Losses
Investment securities available-for-sale:
U.S. treasury bonds	$49,793	$—	$(3,466)	$—	$46,327
U.S. agency securities	747,777	—	(78,049)	—	669,728
Residential mortgage-backed securities	937,557	18	(117,072)	—	820,503
Commercial mortgage-backed securities	56,071	—	(5,858)	—	50,213
Municipal bonds	10,700	45	(658)	—	10,087
Corporate bonds	2,000	—	(175)	(17)	1,808
Total available-for-sale securities	$1,803,898	$63	$(205,278)	$(17)	$1,598,666

December 31, 2022	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated
(dollars in thousands)				Fair Value
Investment securities held-to-maturity:
Residential mortgage-backed securities	$741,057	$—	$(88,390)	$652,667
Commercial mortgage-backed securities	92,557	—	(11,993)	80,564
Municipal bonds	128,273	—	(12,092)	116,181
Corporate bonds	132,253	—	(12,958)	119,295
	1,094,140	$—	$(125,433)	$968,707
Allowance for credit losses	(766)
Total held-to-maturity securities, net of ACL	$1,093,374

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for	Estimated Fair Value
(dollars in thousands)				Credit Losses
Investment securities available-for-sale:
U.S. treasury bonds	$49,693	$22	$(257)	$—	$49,458
U.S. agency securities	629,273	736	(7,622)	—	622,387
Residential mortgage-backed securities	1,634,421	4,053	(20,447)	—	1,618,027
Commercial mortgage-backed securities	58,352	1,644	(350)	—	59,646
Municipal bonds	141,916	3,865	(347)	(3)	145,431
Corporate bonds	129,012	648	(584)	(617)	128,459
	$2,642,667	$10,968	$(29,607)	$(620)	$2,623,408
In addition, at December 31, 2022 and December 31, 2021, the Company held $65.1 million and $34.2 million in non marketable equity securities, respectively, in a combination of FRB and FHLB stocks, which are required to be held for regulatory purposes. The stocks are both carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.
The Company reassessed classification of certain investments in the first quarter of 2022 and, effective March 31, 2022, it transferred a total of $1.1 billion of mortgage-backed securities, municipal bonds and corporate bonds from available-for-sale to held-to-maturity securities, including $237.0 million of securities acquired in the first quarter of 2022 for which its intention to hold to maturity was finalized. At the time of transfer, the Company reversed the allowance for credit losses associated with the available-for-sale securities through the provision for credit losses. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss of $66.2 million was included in other comprehensive loss at the time of transfer and, as of December 31, 2022, $59.1 million remains in accumulated other comprehensive loss, to be amortized out through interest income as a yield adjustment over the remaining term of the securities. No gain or loss was recorded at the time of transfer. Subsequent to transfer, the allowance for credit losses on these securities was evaluated under the accounting policy for held-to-maturity securities.
Accrued interest receivable on investment securities totaled $7.8 million and $6.0 million at December 31, 2022 and December 31, 2021, respectively. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.
The unrealized losses that exist at December 31, 2022 are generally the result of changes in market interest rates and interest spread relationships since the investment securities were originally purchased, rather than credit quality concerns.
However, as of December 31, 2022 and 2021, the Company determined that certain of the unrealized loss positions in available-for-sale and held-to-maturity corporate and municipal bonds were evidence of expected credit losses. An allowance for credit losses of $17 thousand was recorded for AFS securities and $766 thousand for HTM securities in 2022. The weighted average duration of debt securities, which comprise 100% of total investment securities, is 4.8 years. Provision recorded for credit losses for securities was $163 thousand as of December 31, 2022. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not intend to sell the held-to-maturity investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2022 and 2021 are as follows:

Investment securities available-for-sale:		Less than 12 Months		12 Months or Greater		Total
December 31, 2022	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U.S. treasury bonds	2	$—	$—	$46,327	$(3,466)	$46,327	$(3,466)
U.S. agency securities	85	490,699	(58,437)	179,029	(19,612)	669,728	(78,049)
Residential mortgage-backed securities	157	3,994	—	808,697	(117,073)	812,691	(117,073)
Commercial mortgage-backed securities	14	471	(2)	49,742	(5,855)	50,213	(5,857)
Municipal bonds	1	—	—	8,299	(658)	8,299	(658)
Corporate bonds	1	—	—	1,825	(175)	1,825	(175)
	260	$495,164	$(58,439)	$1,093,919	$(146,839)	$1,589,083	$(205,278)

Investment securities held-to-maturity:		Less than 12 Months		12 Months or Greater		Total
December 31, 2022	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
Residential mortgage-backed securities	143	$—	$—	$652,667	$(88,390)	$652,667	$(88,390)
Commercial mortgage-backed securities	16	—	—	80,564	(11,993)	$80,564	(11,993)
Municipal bonds	43	3,110	(45)	113,071	(12,047)	$116,181	(12,092)
Corporate bonds	30	20,771	(3,183)	86,451	(9,775)	$107,222	(12,958)
	232	$23,881	$(3,228)	$932,753	$(122,205)	$956,634	$(125,433)

Investment securities available-for-sale		Less than 12 Months		12 Months or Greater		Total
December 31, 2021	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U.S. treasury bonds	1	$24,593	$(257)	$—	$—	$24,593	$(257)
U.S. agency securities	64	452,966	(6,256)	68,977	(1,366)	521,943	(7,622)
Residential mortgage-backed securities	149	1,327,519	$(16,841)	84,500	(3,606)	1,412,019	(20,447)
Commercial mortgage-backed securities	4	—	—	23,561	(350)	23,561	(350)
Municipal bonds	8	20,181	$(347)	—	—	20,181	(347)
Corporate bonds	13	66,051	$(584)	—	$—	66,051	(584)
	239	$1,891,310	$(24,285)	$177,038	$(5,322)	$2,068,348	$(29,607)
The amortized cost and estimated fair value of investments available-for-sale at December 31, 2022 and 2021 by contractual maturity are shown in the table below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities available-for-sale:	December 31, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. agency securities maturing:
One year or less	$549,137	$490,699	$425,597	$421,347
After one year through five years	111,742	100,297	141,537	140,785
Five years through ten years	73,886	68,180	62,092	60,255
After ten years	13,012	10,552
Residential mortgage-backed securities	937,557	820,503	1,634,468	1,618,027
Commercial mortgage-backed securities	56,071	50,213	58,352	59,646
Municipal bonds maturing:
One year or less	300	300	4,806	4,861
After one year through five years	1,444	1,488	25,457	26,816
Five years through ten years	8,956	8,299	97,945	99,960
After ten years	—	—	13,708	13,797
Corporate bonds maturing:
One year or less	—	—	18,924	18,991
After one year through five years	2,000	1,825	54,630	54,833
Five years through ten years	—	—	55,458	55,252
After ten years	—	—	—	—
U.S. treasury	49,793	46,327	49,693	49,458
	1,803,898	1,598,683	2,642,667	2,624,028
Allowance for credit losses	—	(17)	—	(620)
	$1,803,898	$1,598,666	$2,642,667	$2,623,408

Investment securities held-to-maturity:	December 31, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities	$741,057	$652,667	$—	$—
Commercial mortgage-backed securities	92,557	80,564
Municipal bonds maturing:
One year or less	3,139	3,110	—	—
After one year through five years	35,579	33,743	—	—
Five years through ten years	77,262	67,945	—	—
After ten years	12,293	11,383	—	—
Corporate bonds maturing:
One year or less	23,954	20,771	—	—
After one year through five years	84,953	77,997	—	—
Five years through ten years	23,346	20,527	—	—
	1,094,140	968,707	—	—
Allowance for credit losses	(766)	—	—	—
	$1,093,374	$968,707	$—	$—

In 2022, gross realized gains on sales of investment securities were $18 thousand and gross realized losses on sales of investment securities were $187 thousand. In 2021, gross realized gains on sales of investment securities were $3.2 million and gross realized losses on sales of investment securities were $187 thousand. In 2020, gross realized gains on sales of investment securities were $1.9 million and gross realized losses on sales of investment securities were $46 thousand. Proceeds from sales and calls of investment securities for 2022, 2021 and 2020 were $14.6 million, $201.0 million and $124.1 million, respectively.
The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase and certain lines of credit with correspondent banks at December 31, 2022 was $220.1 million and $261.0 million at December 31, 2021, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of December 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Note 4 – Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized net deferred fees, at December 31, 2022 and 2021 are summarized by type as follows:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,487,349	19%	$1,354,317	19%
PPP loans	3,256	—%	51,105	1%
Income producing - commercial real estate	3,919,941	51%	3,385,298	48%
Owner occupied - commercial real estate	1,110,325	15%	1,087,776	15%
Real estate mortgage - residential	73,001	1%	73,966	1%
Construction - commercial and residential	877,755	12%	896,319	13%
Construction - C&I (owner occupied)	110,479	1%	159,579	2%
Home equity	51,782	1%	55,811	1%
Other consumer	1,744	—	1,427	—
Total loans	7,635,632	100%	7,065,598	100%
Less: allowance for credit losses	(74,444)		(74,965)
Net loans	$7,561,188		$6,990,633
Unamortized net deferred fees amounted to $29.2 million and $26.9 million at December 31, 2022 and 2021.
As of December 31, 2022 and 2021, the Bank serviced $361.5 million and $351.1 million, respectively, of multifamily FHA loans, SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets.
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
Loans intended for residential land acquisition, lot development and construction are made on the premise that the land: 1) is or will be developed for building sites for residential structures; and 2) will ultimately be utilized for construction or improvement of residential zoned real properties, including the creation of housing. Residential development and construction loans will finance projects such as single family subdivisions, planned unit developments, townhouses and condominiums. Residential land acquisition, development and construction loans generally are underwritten with a maximum term of 36 months, including extensions approved at origination.
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
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.5 billion at December 31, 2022. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 56% of the outstanding ADC loan portfolio at December 31, 2022. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
The following tables detail activity in the ACL by portfolio segment for the years ended December 31, 2022, 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction - Commercial and Residential	Home Equity	Other Consumer	Total
Year Ended December 31, 2022
Allowance for credit losses:
Balance at beginning of period	$14,475	$38,287	$12,146	$449	$9,099	$474	$35	$74,965
Loans charged-off	(1,561)	(1,355)	—	—	—	—	(79)	(2,995)
Recoveries of loans previously charged-off	713	25	—	—	1,627	—	6	2,371
Net loans charged-off	(848)	(1,330)	—	—	1,627	—	(73)	(624)
Provision for credit losses	2,028	(1,269)	556	520	(1,925)	81	112	103
Ending balance	$15,655	$35,688	$12,702	$969	$8,801	$555	$74	$74,444

Year Ended December 31, 2021
Allowance for credit losses:
Balance at beginning of period prior to adoption of ASC 326	$26,569	$55,385	$14,000	$1,020	$11,529	$1,039	$37	$109,579
Impact of adopting ASC 326	—	—	—	—	—	—	—	—
Loans charged-off	(8,788)	—	(5,444)	—	(206)	—	(1)	(14,439)
Recoveries of loans previously charged-off	486	—	97	—	499	—	18	1,100
Net loans (charged-off) recoveries	(8,302)	—	(5,347)	—	293	—	17	(13,339)
Provision for credit losses	(3,792)	(17,098)	3,493	(571)	(2,723)	(565)	(19)	(21,275)
Ending balance	$14,475	$38,287	$12,146	$449	$9,099	$474	$35	$74,965

Year Ended December 31, 2020
Allowance for credit losses:
Balance at beginning of period prior to adoption of ASC 326	$18,832	$29,265	$5,838	$1,557	$17,485	$656	$25	$73,658
Impact of adopting ASC 326	892	11,230	4,674	(301)	(6,143)	245	17	10,614
Loans charged-off	(12,082)	(4,300)	(20)	(815)	(2,947)	(92)	(3)	(20,259)
Recoveries of loans previously charged-off	130	—	—	—	4	—	28	162
Net loans (charged-off) recoveries	(11,952)	(4,300)	(20)	(815)	(2,943)	(92)	25	(20,097)
Provision for credit losses	18,797	19,190	3,508	579	3,130	230	(30)	45,404
Ending balance	$26,569	$55,385	$14,000	$1,020	$11,529	$1,039	$37	$109,579

The following table presents the ending allowance balance attributable to loans individually and collectively evaluated, as well as associated loan balances, as of December 31, 2022 and 2021:

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction - Commercial and Residential	Home Equity	Other Consumer	Total
Year Ended December 31, 2022
Allowance for credit losses:
Ending Allowance Balance Attributable to loans:
Individually evaluated for impairment	$1,644	$3,198	$—	$294	$—	$—	$47	$5,183
Collectively evaluated for impairment	14,011	32,490	12,702	675	8,801	555	27	69,261
Total Allowance Ending Balance	$15,655	$35,688	$12,702	$969	$8,801	$555	$74	$74,444

Loans:
Loans Individually evaluated for impairment	$3,434	$6,328	$19,187	$1,698	$—	$—	$50	$30,697
Loans Collectively evaluated for impairment	1,487,171	3,913,613	1,091,138	71,303	988,234	51,782	1,694	7,604,935
Total Ending Loans Balance	$1,490,605	$3,919,941	$1,110,325	$73,001	$988,234	$51,782	$1,744	$7,635,632

Year Ended December 31, 2021
Allowance for credit losses:
Ending Allowance Balance Attributable to loans:
Individually evaluated for impairment	$1,799	$5,156	$—	$—	$—	$—	$—	$6,955
Collectively evaluated for impairment	12,676	33,131	12,146	449	9,099	474	35	68,010
Total Allowance Ending Balance	$14,475	$38,287	$12,146	$449	$9,099	$474	$35	$74,965

Loans:
Loans Individually evaluated for impairment	$11,284	$22,570	$42	$1,779	$3,093	$366	$—	$39,134
Loans Collectively evaluated for impairment	1,394,138	3,362,728	1,087,734	72,187	1,052,805	55,445	1,427	7,026,464
Total Ending Loans Balance	$1,405,422	$3,385,298	$1,087,776	$73,966	$1,055,898	$55,811	$1,427	$7,065,598

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Business/Other Assets	Real Estate	Business/Other Assets	Real Estate
Commercial	$1,563	$1,871	$3,098	$6,821
PPP loans	—	—	1,365	—
Income-producing-commercial real estate	2,000	4,328	3,193	19,378
Owner occupied - commercial real estate	—	19,187	—	42
Real estate mortgage- residential	—	1,698	—	1,779
Construction - commercial and residential	—	—	—	3,093
Home Equity	—	—	—	366
Other consumer	50	—	—	—
Total	$3,613	$27,084	$7,656	$31,479

Credit Quality Indicators
The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company’s primary credit quality indicator is an internal credit risk rating system that categorizes loans into pass, watch, special mention or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes which comprise the consumer portfolio segment.
The following are the definitions of the Company’s credit quality indicators:

Pass:	Loans in all classes that comprise the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest and are otherwise in compliance with the contractual terms of the loan agreement. Management believes that there is a low likelihood of loss related to those loans that are considered pass.

Watch:	Loan is paying as agreed with generally acceptable asset quality; however the obligor’s performance has not met expectations. Balance sheet and/or income statement has shown deterioration to the point that the obligor could not sustain any further setbacks. Credit is expected to be strengthened through improved obligor performance and/or additional collateral within a reasonable period of time.

Special Mention:	Loans in the classes that comprise the commercial portfolio segment that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan. The special mention credit quality indicator is not used for classes of loans that comprise the consumer portfolio segment. Management believes that there is a moderate likelihood of some loss related to those loans that are considered special mention.

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

Classified (b) Doubtful – Loans that have all the weaknesses inherent in a loan classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.

The Company’s credit quality indicators are updated on an ongoing basis along with our credits rated watch or below reviews. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2022 and 2021. The data is further defined by year of loan origination.

December 31, 2022 (dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term		Total
Commercial
Pass	$177,307	$45,510	$56,011	$60,010	$234,258	$143,636	$708,201	$8,570		$1,433,503
Watch	6,022	1,883	250	4,153	2,888	754	27,889	—		43,839
Special Mention	—	—	—	—	—	82	5,475	—		5,557
Substandard	1,332	351	276	—	—	—	1,344	1,147		4,450
Total	184,661	47,744	56,537	64,163	237,146	144,472	742,909	9,717		1,487,349
PPP loans
Pass	—	—	—	2,479	777	—				3,256
Total	—	—	—	2,479	777	—	—	—		3,256
Income producing - commercial real estate
Pass	778,683	434,031	480,474	298,458	542,143	744,328	192,089	358		3,470,564
Watch	237,846	5,190	—	35,707	—	—	—	—		278,743
Special Mention	44,195	5,206	4,209	6,735	—	—	47,676	—		108,021
Substandard	60,613	2,000	—	—	—	—	—	—		62,613
Total	1,121,337	446,427	484,683	340,900	542,143	744,328	239,765	358		3,919,941
Owner occupied - commercial real estate
Pass	444,153	180,142	106,902	40,562	206,595	41,765	24,181	13,238		1,057,538
Watch	16,876	11,504	4,595	—	—	—	59	—		33,034
Substandard	19,753	—	—	—	—	—	—	—		19,753
Total	480,782	191,646	111,497	40,562	206,595	41,765	24,240	13,238	0	1,110,325
Real estate mortgage - residential
Pass	13,930	12,438	8,219	2,640	16,307	14,731	—	—		68,265
Watch	3,038	—	—	—	—	—	—	—		3,038
Substandard	1,698	—	—	—	—	—	—	—		1,698
Total	18,666	12,438	8,219	2,640	16,307	14,731	—	—		73,001
Construction - commercial and residential
Pass	40,113	18,669	90,560	189,023	191,127	159,771	90,911	—		780,174
Watch	44,409	53,172	—	—	—	—	—	—		97,581
Total	84,522	71,841	90,560	189,023	191,127	159,771	90,911	—		877,755
Construction - C&I (owner occupied)
Pass	13,792	4,906	4,367	33,854	653	34,679	6,507	—		98,758
Watch	1,024	3,254	7,443	—	—	—	—	—		11,721
Total	14,816	8,160	11,810	33,854	653	34,679	6,507	—		110,479
Home Equity

Pass	1,695	—	—	98	551	—	48,182	906	51,432
Watch	52	—	—	—	—	—	196	—	248
Substandard	—	—	41	—	—	—	61	—	102
Total	1,747	—	41	98	551	—	48,439	906	51,782
Other Consumer
Pass	4	—	—	—	—	126	1,561	3	1,694
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	50	50
Total	4	—	—	—	—	126	1,561	53	1,744
Total Recorded Investment	$1,906,535	$778,256	$763,347	$673,719	$1,195,299	$1,139,872	$1,154,332	$24,272	$7,635,632

December 31, 2021 (dollars in thousands)	Prior	2017	2018	2019	2020	2021	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial
Pass	$180,877	$58,693	$103,058	$90,874	$87,515	$211,563	$549,055	$6,023	$1,287,658
Watch	5,896	6,567	1,020	996	4,268	3,137	18,336	627	40,847
Special Mention	—	9,515	363	—	—	—	901	—	10,779
Substandard	4,205	778	1,850	437	—	—	7,763	—	15,033
Total	190,978	75,553	106,291	92,307	91,783	214,700	576,055	6,650	1,354,317
PPP loans
Pass	—	—	—	—	16,840	32,900	—	—	49,740
	—	—	—	—	1,365	—	—	—	1,365
Total	—	—	—	—	18,205	32,900	—	—	51,105
Income producing - commercial real estate
Pass	572,550	333,394	418,489	495,808	337,178	549,356	198,210	—	2,904,985
Watch	58,334	73,760	—	43,561	35,094	—	—	—	210,749
Special Mention	101,580	—	41,936	4,264	—	—	47,692	—	195,472
Substandard	60,059	—	8,491	5,542	—	—	—	—	74,092
Total	792,523	407,154	468,916	549,175	372,272	549,356	245,902	—	3,385,298
Owner occupied - commercial real estate
Pass	353,471	127,687	210,348	81,604	41,135	184,529	16,838	1,922	1,017,534
Watch	22,710	4,581	11,783	7,026	—	—	62	—	46,162
Special Mention	—	—	—	2,122	—	—	—	—	2,122
Substandard	21,958	—	—	—	—	—	—	—	21,958
Total	398,139	132,268	222,131	90,752	41,135	184,529	16,900	1,922	1,087,776
Real estate mortgage - residential
Pass	14,645	5,854	12,956	15,546	3,436	16,495	—	—	68,932
Watch	3,255	—	—	—	—	—	—	—	3,255
Substandard	1,698	—	—	81	—	—	—	—	1,779
Total	19,598	5,854	12,956	15,627	3,436	16,495	—	—	73,966
Construction - commercial and residential
Pass	32,815	139,756	171,152	142,599	160,952	71,799	127,956	1,773	848,802
Watch	506	43,918	—	—	—	—	—	—	44,424

Substandard	—	—	—	3,093	—	—	—	—	3,093
Total	33,321	183,674	171,152	145,692	160,952	71,799	127,956	1,773	896,319
Construction - C&I (owner occupied)
Pass	19,710	1,754	25,163	39,803	61,408	768	6,648	—	155,254
Watch	680	390	3,255	—	—	—	—	—	4,325
Total	20,390	2,144	28,418	39,803	61,408	768	6,648	—	159,579
Home Equity
Pass	1,474	—	—	—	70	702	52,077	883	55,206
Watch	193	—	—	—	—	—	—	—	193
Substandard	46	—	—	45	—	—	58	263	412
Total	1,713	—	—	45	70	702	52,135	1,146	55,811
Other Consumer
Pass	370	—	—	—	—	—	1,002	—	1,372
Substandard	—	—	—	—	—	—	55	—	55
Total	370	—	—	—	—	—	1,057	—	1,427
Total Recorded Investment	$1,457,032	$806,647	$1,009,864	$933,401	$749,261	$1,071,249	$1,026,653	$11,491	$7,065,598
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
The following table presents, by class of loan, information related to nonaccrual loans as of December 31, 2022 and 2021.

	December 31, 2022
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial	$101	$2,387	$2,488
Income producing - commercial real estate	—	2,000	2,000
Owner occupied - commercial real estate	17	—	17
Real estate mortgage - residential	—	1,913	1,913
Other Consumer	—	50	50
Total nonaccrual loans (1)(2) (3)	$118	$6,350	$6,468

	December 31, 2021
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial	$5,806	$3,070	$8,876
PPP	1,365	—	1,365
Income producing - commercial real estate	3,920	9,536	13,456
Owner occupied - commercial real estate	42	—	42
Real estate mortgage - residential	1,779	231	2,010
Construction - commercial and residential	3,093	—	3,093
Home equity	366	—	366
Total nonaccrual loans (1)(2) (3)	$16,371	$12,837	$29,208

(1)Excludes TDRs that were performing under their restructured terms totaling $24.4 million at December 31, 2022 and $10.2 million at December 31, 2021.
(2)Gross interest income of $0.6 million, $1.7 million and $3.7 million would have been recorded for 2022, 2021 and 2020, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $17 thousand, $101 thousand and $679 thousand at December 31, 2022 2021 and 2020, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.
(3)The CARES Act created the PPP, a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of December 31, 2022 and 2021.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
December 31, 2022
Commercial	$697	$643	$—	$1,340	$1,483,521	$2,488	$1,487,349
PPP loans	—	—	—	—	3,256	—	3,256
Income producing - commercial real estate	—	—	—	—	3,917,941	2,000	3,919,941
Owner occupied - commercial real estate	—	279	—	279	1,110,029	17	1,110,325
Real estate mortgage – residential	—	—	—	—	71,088	1,913	73,001
Construction - commercial and residential	531	—	—	531	877,224	—	877,755
Construction - C&I (owner occupied)	—	—	—	—	110,479	—	110,479
Home equity	—	52	—	52	51,730	—	51,782
Other consumer	—	1	—	1	1,693	50	1,744
Total	$1,228	$975	$—	$2,203	$7,626,961	$6,468	$7,635,632
December 31, 2021
Commercial	$1,462	$672	$—	$2,134	$1,343,307	$8,876	$1,354,317
PPP loans	1,765	825	—	2,590	47,150	1,365	51,105
Income producing - commercial real estate	—	—	—	—	3,371,842	13,456	3,385,298
Owner occupied - commercial real estate	419	19,108	—	19,527	1,068,207	42	1,087,776
Real estate mortgage – residential	1,372	—	—	1,372	70,584	2,010	73,966
Construction - commercial and residential	—	—	—	—	893,226	3,093	896,319
Construction - C&I (owner occupied)	—	—	—	—	159,579	—	159,579
Home equity	33	187	—	220	55,225	366	55,811
Other consumer	—	—	—	—	1,427	—	1,427
Total	$5,051	$20,792	$—	$25,843	$7,010,547	$29,208	$7,065,598

Loan Modifications
A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions and converting revolving credit lines to term loans. Additional collateral, a co-borrower or a guarantor is often requested.
Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of December 31, 2022, all performing TDRs were categorized as interest-only modifications.
Loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan. An allowance for consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.

In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complies with the CARES Act and ASC 310-40 to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allowed for a deferral of payments for 90 days, which we extended for an additional 90 days for certain loans, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Additionally, none of the deferrals are reflected in the Company's asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the GAAP requirements to treat such short-term loan modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board. The outstanding balance of loans with active COVID-related modifications, that were not considered TDRs under the Coronavirus Aid, Relief, and Economic Security Act, as amended by Section 541 of the Consolidated Appropriations Act, totaled $0 and $13.3 million at December 31, 2022 and 2021, respectively.

The following tables present, by class, the recorded investment of loans modified in TDRs held by the Company during the years ended December 31, 2022, 2021, and 2020.

	As of December 31, 2022
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructurings
Restructured accruing	5	$946	$4,328	$19,170	$—	$24,444
Restructured nonaccruing	—	—	—		—	—
Total	5	$946	$4,328	$19,170	$—	$24,444

Specific allowance		$87	$2,140			$2,227

Restructured and subsequently defaulted		$—		$—	$—	$—

	As of December 31, 2021
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructurings
Restructured accruing	5	$1,043	$9,116	$—	$—	$10,159
Restructured nonaccruing	2	—	6,342	—	—	6,342
Total	7	$1,043	$15,458	$—	$—	$16,501

Specific allowance		$140	$3,216			$3,356

Restructured and subsequently defaulted		$—	$6,342	$—	$—	$6,342

	As of December 31, 2020
(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Construction - Commercial Real Estate	Total
Troubled debt restructurings
Restructured accruing	7	$1,276	$9,183	$13	$—	$10,472
Restructured nonaccruing	3	—	6,342	2,370	—	8,712
Total	10	$1,276	$15,525	$2,383	$—	$19,184

Specific allowance		$733	$2,989	$—	$—	$3,722

Restructured and subsequently defaulted		$—	$6,342	$2,370	$—	$8,712
During 2022, no TDRs defaulted on their modified terms that were reclassified to nonperforming loans, as compared to one performing TDR loans during 2021 totaling approximately $101 thousand that defaulted on their modified terms and either charged-off or were reclassified to nonperforming loans. During 2020, two performing TDR loans totaling approximately $6.3 million that defaulted on their modified terms and either charged-off or were reclassified to nonperforming loans. A default is considered to have occurred once the TDR is past due 90 days or more, or has been placed on nonaccrual.
At December 31, 2022, all five TDR loans, totaling $24.4 million, were performing under their modified terms, as compared to December 31, 2021, when there were five of TDR loans, totaling $10.2 million, performing under their modified terms, and December 31, 2020, when there were seven performing TDR loans totaling approximately $10.5 million.
During 2022, three restructured loans, two of which totaling approximately $11.1 million that had their collateral property sold to a third party and a charge off of $1.4 million was recognized on the sale.
During 2021, one previously nonperforming restructured loan had its collateral sold and all principal collected along with partial collection of delinquent interest; one restructured loan purchased as part of the 2014 acquisition of Virginia Heritage Bank had its full carrying value collected, while additional payments are expected to recover previously written off principal and interest; and, the aforementioned performing TDR totaling $101 thousand that defaulted in 2021 was subsequently charged off later in the year. During 2020, there were two restructured loans totaling approximately $870 thousand that had their collateral property sold and were paid in full, and one TDR loan totaling $138 thousand that had previously defaulted was charged off.

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

During 2022, there was one loan totaling $19.2 million that was modified in a TDR, during 2021, there were no loans modified in a TDR, and during 2020, there were two loans totaling $572 thousand.
Related Party Loans
Certain directors and executive officers of the Company and the Bank and certain affiliated entities of such directors and executive officers have had loan transactions with the Company. All of such loans are either fully repaid or performing and none of such loans are nonaccrual, past due, restructured or, rated substandard or worse (not on nonaccrual).
The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2022 and 2021.
Amounts in the “Additions due to Changes in Related Parties” reflect existing outstanding loans that transitioned to being related party loans between January 1, 2022 and December 31, 2022 as a result of changes in related party status with respect to certain of the Company’s directors who are affiliated with the related borrowers.

(dollars in thousands)	2022	2021
Balance at January 1,	$150,822	$72,956
Additions	173	301
Repayments	(33,220)	(4,750)
Additions due to Changes in Related Parties	1,423	82,315
Balance at December 31,	$119,198	$150,822

Note 5 – Premises and Equipment
Premises and equipment include the following at December 31:

(dollars in thousands)	2022	2021
Leasehold improvements	$32,126	$32,825
Furniture and equipment	34,424	33,065
Less accumulated depreciation and amortization	(53,075)	(51,333)
Total premises and equipment, net	$13,475	$14,557
Total depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 was $3.2 million, $4.3 million and $4.0 million, respectively.
Note 6 – Leases
A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branch offices, ATM locations and corporate office space. All of our leases are classified as operating leases and are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in the consolidated balance sheet.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. In determining the present value of the lease payments, we use the implicit lease rate if available. If the implicit lease rate is not available, we use the incremental borrowing rate at commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.
As of December 31, 2022, the Company had $24.5 million of operating lease ROU assets and $29.3 million of operating lease liabilities compared to $30.6 million of operating lease ROU assets and $35.5 million of operating lease liabilities at December 31, 2021 on the Company’s Consolidated Balance Sheet. The Company has elected not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
Our leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and lease liabilities.
As of December 31, 2022, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. In 2022, the Company did not enter into new leases or renew/extend any leases and had two leases expire (two branches were closed).

The following table presents lease costs and other lease information.

	Years Ended
(dollars in thousands)	December 31, 2022		December 31, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$7,145		$8,104
Variable lease cost (cost excluded from lease payments)	1,008		876
Sublease income	(241)		(348)
Net lease cost	$7,912		$8,632

Operating lease - operating cash flows (fixed payments)	$7,368		$6,046
Right-of-use assets - operating leases	$24,544		$30,555
Operating lease liabilities	$29,267		$35,501
Weighted average lease term - operating leases	5.5	yrs	6.26	yrs
Weighted average discount rate - operating leases	2.91%		3.05%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022 were as follows:

(dollars in thousands)
Twelve Months Ended:
December 31, 2023	$7,256
December 31, 2024	6,890
December 31, 2025	5,987
December 31, 2026	2,894
December 31, 2027	2,502
Thereafter	5,776
Total Future Minimum Lease Payments	31,305
Amounts Representing Interest	(2,038)
Present Value of Net Future Minimum Lease Payments	$29,267

Note 7 – Intangible Assets
Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

(dollars in thousands)	Gross Intangible Assets	Additions	Accumulated Amortization	FHA MSR Sales	Net Intangible Assets
December 31, 2022
Goodwill	$104,168	$—	$—	$—	$104,168
Core deposit	—	—	—	—	—
Excess servicing (1)	87	67	(89)		65
Non-compete agreements	—	—	—	—	—
	$104,255	$67	$(89)	$—	$104,233
December 31, 2021
Goodwill	$104,168	$—	$—	$—	$104,168
Core deposit	7,070	—	(7,070)	—	—
Excess servicing (1)	139	130	(182)		87
Non-compete agreements	345	—	(345)	—	—
	$111,722	$130	$(7,597)	$—	$104,255
(1) The Company recognizes a servicing asset for the computed value of servicing fees on the sale of multifamily FHA loans and the sale of the guaranteed portion of SBA loans. Assumptions related to loan terms and amortization are made to arrive at the initial recorded values, which are included in other assets.
The aggregate amortization expense was $89 thousand, $132 thousand and $292 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

The future estimated annual amortization expense is presented below:

Years Ending December 31:
(dollars in thousands)	Amount
2023	$9
2024	9
2025	9
2026	9
2027	9
Thereafter	20
Total annual amortization	$65
Note 8 – Other Real Estate Owned
The activity within OREO for the years ended December 31, 2022 and 2021 is presented in the table below. There were no properties in the process of foreclosure as of December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, there were one and one sales of OREO, respectively.

	Years Ended December 31,
(dollars in thousands)	2022	2021
Beginning Balance	$1,635	$4,987
Real estate acquired from borrowers	475	148
Properties sold	(148)	(3,500)
Ending Balance	$1,962	$1,635

`Note 9 – Mortgage Banking Derivatives
As part of its mortgage banking activities, the Bank enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments, best efforts and mandatory delivery contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Bank determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.
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
At December 31, 2022 the Bank had mortgage banking derivative financial instruments with a notional value of $7.0 million related to its interest rate lock commitments. The fair value of these mortgage banking derivative instruments at December 31, 2022 was $93 thousand included in other assets. At December 31, 2021 the Bank had mortgage banking derivative financial instruments with a notional value of $56.3 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2021 was $636 thousand included in other assets.
Included in gain on sale of loans for the year ended December 31, 2022, 2021 and 2020 was a net loss of $209 thousand, a net gain of $209 thousand and a net loss of $309 thousand, respectively, relating to mortgage banking derivative instruments. The amount included in gain on sale of loans for year ended December 31, 2022, 2021 and 2020 pertaining to its mortgage banking hedging activities was a net realized gain of $18 thousand, a net realized loss of $18 thousand and a net realized gain of $27 thousand, respectively.

Note 10 – Other Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its assets and liabilities and the use of derivative financial instruments.
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
The Company did not have any designated cash flow hedge interest rate swap transaction outstanding, which were associated with the Company's variable rate deposits at December 31, 2022, 2021 or 2020.
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
As of December 31 2022, the aggregate fair value of derivative contracts with credit risk contingent features (i.e. containing collateral posting or termination provisions based on our capital status) that was in a net asset position totaled $1.9 million. The aggregate fair value of all derivative contracts with credit risk contingent features that were a net liability position totaled $2.4 million as of December 31, 2021. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2022 the Company did not post any funds with its derivative counterparties against its obligations under these agreements because these agreements were in a net asset position. At December 31, 2021, the Company posted $2.9 million with its derivative counterparties against its obligations under these agreements because these agreements were in a net liability position. If the Company had breached any provisions under the agreements at December 31, 2022 or December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value.

The table below identifies the balance sheet category and fair value of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of December 31, 2022 and December 31, 2021.

(dollars in thousands)	December 31, 2022				December 31, 2021
	Notional Amount	Fair Value		Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments
Interest rate product	$396,024	$31,039		Other Assets	$272,825	$5,273	Other Assets
Mortgage banking derivatives	—	—		Other Assets	56,331	636	Other Assets
	$396,024	$31,039	31039000	Other Assets	$329,156	$5,909	Other Assets
Derivatives designated as hedging instruments
Interest rate product	—	$—		Other Liabilities	$—	$—	Other Liabilities
Derivatives not designated as hedging instruments
Interest rate product	$396,024	$30,065		Other Liabilities	$272,825	$5,223	Other Liabilities
Other Contracts	25,902	2		Other Liabilities	26,417	47	Other Liabilities
Mortgage banking derivatives	—	—		Other Liabilities	—	—	Other Liabilities
	$421,926	$30,067		Other Liabilities	$299,242	$5,270	Other Liabilities
Net derivatives on the balance sheet		972				639
Cash and other collateral(1)		—				2,930
Net derivative Amounts		$972				$(2,291)
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
The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the years ended December 31, 2022, 2021 and 2020.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
	Amount of Gain or (Loss) Recognized in OCI on Derivative Year Ended December 31,				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Year Ended December 31,
Derivatives in ASC 815-20 Hedging Relationships (dollars in thousands)	2022	2021	2020		2022	2021	2020
Derivatives in cash flow hedging relationships
Interest rate products	$—	$—	$(1,510)	Interest expense	$—	$(516)	$(1,145)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Year Ended December 31,
	2022	2021	2020
	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$—	$(516)	$(1,145)

Gain or (loss) on cash flow hedging relationships in ASC 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$—	$(516)	$(1,145)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	$—	$(516)	$(1,145)

Effect of Derivatives Not Designated as Hedging Instruments on the Statements of Income
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2022	2021	2020
Interest rate products	Other income / (expense)	$3,057	$2,797	$153
Mortgage banking derivatives	Other income	671	636	5,213
Other contracts	Other income / (expense)	—	—	32
Total		$3,728	$3,433	$5,398
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

Note 11 – Deposits
The following table provides information regarding the Bank’s deposit composition at December 31, 2022 and 2021 as well as the average rate being paid on interest bearing deposits for the month of December 2022 and 2021.

	December 31,
(dollars in thousands)	2022	2021
Noninterest bearing demand	$3,150,751	$3,277,956
Interest bearing transaction	1,138,235	777,255
Savings and money market	3,640,697	5,197,247
Time deposits	783,499	729,082
Total	$8,713,182	$9,981,540
The remaining maturity of time deposits at December 31, 2022 and 2021 are as follows:

(dollars in thousands)	2022	2021
2022	$—	$478,057
2023	463,393	168,279
2024	152,898	58,908
2025	157,320	18,454
2026	2,628	2,254
2027	4,130	—
Thereafter	3,130	3,130
Total	$783,499	$729,082

(dollars in thousands)	2022	2021
Three months or less	$159,820	$97,937
More than three months through six months	99,044	171,508
More than six months through twelve months	204,529	208,612
Over twelve months	320,106	251,025
Total	$783,499	$729,082
Interest expense on deposits for the years ended December 31, 2022, 2021 and 2020 is as follows:

(dollars in thousands)	2022	2021	2020
Interest bearing transaction	$6,721	$1,609	$3,190
Savings and money market	65,777	15,000	26,272
Time deposits	10,763	11,163	24,104
Total	$83,261	$27,772	$53,566
Related Party deposits totaled $31.8 million and $71.1 million at December 31, 2022 and 2021, respectively.
Deposits in excess if the FDIC's $250 thousand relationship insurance limits were $6.1 billion and $7.5 billion at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, time deposit accounts in excess of $250 thousand are as follows:

Time deposits $250,000 or more
(dollars in thousands)	2022	2021
Three months or less	$87,959	$16,663
More than three months through six months	51,746	56,619
More than six months through twelve months	108,877	48,271
Over twelve months	269,200	30,907
Total	$517,782	$152,460
At December 31, 2022, total deposits included $2.3 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 26% of total deposits. At December 31, 2021, total brokered deposits (excluding the CDARS and ICS two-way) were $2.6 billion, or 27% of total deposits.

Note 12 – Affordable Housing Projects Tax Credit Partnerships
Included in Other Assets, the Company makes equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of affordable housing products offerings and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.
The Company is a limited partner in each LIHTC limited partnership. Each limited partnership is managed by an unrelated third party general partner who exercises significant control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve and use of working capital reserve funds. Except for limited rights granted to the limited partner(s) relating to the approval of certain transactions, the limited partner(s) may not participate in the operation, management or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement or is negligent in performing its duties.
The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company accounts for its affordable housing tax credit investments using the proportional amortization method. The Company’s net affordable housing tax credit investments were $36.1 million and related unfunded commitments were $13.7 million as of December 31, 2022 and are included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets. For tax purposes, the Company recognized low income housing tax credits of $5.0 million, $4.2 million and $3.6 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, and low income housing investment expense of $3.7 million, $3.1 million and $2.7 million, respectively. The Company recognizes low income housing investment expenses as a component of income tax expense.

As of December 31, 2022, the expected payments for unfunded affordable housing commitments were as follows:

Years Ending December 31:
(dollars in thousands)	Amount
2023	$6,363
2024	4,062
2025	1,598
2026	446
2027	322
Thereafter	931
Total unfunded commitments	$13,722
Note 13 – Borrowings
Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased	$35,100	2.55%	$23,918	0.20%
Federal Home Loan Bank – current portion	975,001	4.29%	300,000	0.67%
Total	$1,010,101		$323,918

Average Daily Balance:
Customer repurchase agreements and federal funds purchased	$30,745	1.16%	$24,887	0.20%
Federal Home Loan Bank – current portion	172,717	2.30%	300,000	0.67%
Total	$203,462		$324,887

Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased	$57,953	2.63%	$29,401	0.20%
Federal Home Loan Bank – current portion	975,001	4.57%	300,000	0.67%
Total	$1,032,954		$329,401

Long-term:
At Year-End:
Subordinated Notes	$69,794	5.75%	$69,670	5.84%

Average Daily Balance:
Subordinated Notes	$69,737	5.75%	$156,340	6.39%
FHLB Advance	—	—%	8,630	1.84%

Maximum Month-end Balance:
Subordinated Notes	$69,794	5.75%	$218,081	5.36%
FHLB Advance	—	—%	50,000	1.84%
The Company offers its business customers a repurchase agreement sweep account in which it collateralizes these funds with U.S. agency and mortgage-backed securities segregated in its investment portfolio for this purpose. By entering into the agreement, the customer agrees to have the Bank repurchase the designated securities on the business day following the initial transaction in consideration of the payment of interest at the rate prevailing on the day of the transaction.
The Bank can purchase up to $155 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2022 and can place brokered funds under one-way CDARS and ICS deposits in the amount of $1.8 billion, against which there was $67,000 thousand outstanding at December 31, 2022. The Bank also has a commitment at December 31, 2022 from IntraFi to place up to $1.8 billion of brokered deposits from its Insured Network Deposits (“IND”) program in amounts requested by the Bank, as compared to an actual balance of $1.1 billion at December 31, 2022. At December 31, 2022, the Bank was also eligible to take advances from the FHLB up to $1.1 billion based on collateral at the FHLB, of which there was $975 million outstanding at December 31, 2022. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank. This facility, which amounts to approximately $607.0 million, is collateralized with specific loan assets pledged to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

Long-term borrowings were $69.8 million at December 31, 2022 and $69.7 million at December 31, 2021.
On August 5, 2014, the Company completed the sale of $70 million of its 5.75% subordinated notes, due September 1, 2024 (the “2024 Notes”). The Notes were offered to the public at par. The 2024 Notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $68.8 million, which includes $1.2 million in deferred financing costs which are being amortized over the life of the 2024 Notes.
On July 26, 2016, the Company completed the sale of $150 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “2026 Notes”). The 2026 Notes were offered to the public at par and qualified as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $147.4 million, which includes $2.6 million in deferred financing costs which is being amortized over the life of the 2026 Notes. This note was redeemed by the Company on August 2, 2021 to reduce ongoing interest expense and to reduce excess common equity at the Bank level.
On February 26, 2020, the Bank borrowed $50 million dollars under its borrowing arrangement with the Federal Home Loan Bank of Atlanta at a fixed rate of 1.81% with a maturity date of February 26, 2030 as part of the overall asset liability strategy and to support loan growth. The advance was repaid March of 2021, as it became clear that the excess on balance sheet liquidity was not necessary.
Note 14 – Income Taxes
Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2022	2021	2020
Current federal income tax expense	$37,182	$39,865	$40,201
Current state income tax expense	5,008	15,348	12,059
Total current tax expense	42,190	55,213	52,260

Deferred federal income tax expense (benefit)	3,532	5,185	(5,212)
Deferred state income tax benefit	3,028	585	(3,120)
Total deferred tax expense (benefit)	6,560	5,770	(8,332)

Total income tax expense	$48,750	$60,983	$43,928
The Company had net deferred tax assets (deferred tax assets in excess of deferred tax liabilities) of $96.6 million and $43.2 million for the years ended at December 31, 2022 and 2021, respectively, which related primarily to our unrealized loss on securities, allowance for credit losses and loan origination fees. Management believes it is more likely than not that all of the deferred tax assets will be realized with the exception of certain state net operating losses.

Temporary timing differences between the amounts reported in the Consolidated Financial Statements and the tax bases of assets and liabilities result in deferred taxes. The table below summarizes significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021:

(dollars in thousands)	2022	2021
Deferred tax assets
Allowance for credit losses	$18,490	$19,736
Deferred loan fees and costs	6,736	6,559
Leases	7,195	9,283
Stock-based compensation	1,796	1,132
Net operating loss	7,736	7,623
Unrealized loss on securities available-for-sale	50,442	4,987
Unrealized loss on securities held-to-maturity	14,366	—
SERP	2,495	5,631
Premises and equipment	(205)	1,328
Other assets	1,344	2,011
Valuation allowances	(7,008)	(6,724)
Total deferred tax assets	103,387	51,566

Deferred tax liabilities
Excess servicing	(589)	(402)
Leases	(6,034)	(7,990)
Other liabilities	(197)	—
Total deferred tax liabilities	(6,820)	(8,392)
Net deferred income tax assets	$96,567	$43,174
As of December 31, 2022. the Company has $3.6 million of federal net operating loss carryforward in conjunction with the Fidelity acquisition, that is subject to annual limits under Section 382 of the Internal Revenue Code and expires in 2027. The Company has concluded, based on the weight of available positive and negative evidence, a portion of its state net operating loss deferred tax asset is not more likely than not to be realized and accordingly, a valuation allowance of $7.0 million and $6.7 million is carried as of December 31, 2022 and 2021, respectively.
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2022, 2021 and 2020 follows:

	2022	2021	2020
Statutory federal income tax rate	21.00%	21.00%	21.00%
Increase (decrease) due to:
State income taxes	3.28%	5.45%	5.04%
Non-deductible fines and penalties	2.54%	—%	—%
Tax-exempt interest and dividend income	(1.57)%	(0.91)%	(0.75)%
Stock-based compensation expense	0.19%	0.44%	0.25%
Other	0.26%	(0.32)%	(0.63)%
Effective tax rate	25.70%	25.66%	24.91%
The Company remains subject to examination by taxing authorities for the years ending after December 31, 2018. Management has identified no uncertain tax positions at December 31, 2022.

Note 15 – Net Income per Common Share
The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2022	2021	2020
Basic:
Net income	$140,930	$176,691	$132,217
Average common shares outstanding	32,004	31,936	32,334
Basic net income per common share	$4.40	$5.53	$4.09

Diluted:
Net income	$140,930	$176,691	$132,217
Average common shares outstanding	32,004	31,936	32,334
Adjustment for common share equivalents	74	67	28
Average common shares outstanding-diluted	32,078	32,003	32,362
Diluted net income per common share	$4.39	$5.52	$4.09

Anti-dilutive shares	3	3	26
Note 16 – Related Party Transactions
The EagleBank Foundation, a 501(c)(3) non-profit, seeks to improve the well-being of our community by providing financial support to local charitable organizations that help foster and strengthen vibrant, healthy, cultural and sustainable communities. The Company paid $113 thousand, $134 thousand and $185 thousand to the EagleBank Foundation for the years ended December 31, 2022, 2021 and 2020, respectively.
Certain directors and executive officers of the Company and the Bank and certain affiliated entities of such directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. Please see further detail regarding Related Party Loans in Note 4 "Loans and Allowance for Credit Losses" and Related Party Deposits in Note 11 "Deposits."
Note 17 – Stock-Based Compensation
The Company maintains the 2021 Stock Plan ("2021 Plan"), the 2016 Stock Plan (“2016 Plan”), the 2006 Stock Plan (“2006 Plan”), the 2021 Employee Stock Purchase Plan ("2021 ESPP") and the 2011 Employee Stock Purchase Plan (“2011 ESPP”).
In connection with the acquisition of Virginia Heritage, the Company assumed the Virginia Heritage 2006 Stock Option Plan and the 2010 Long Term Incentive Plan (the “Virginia Heritage Plans”).
No additional options may be granted under the 2016 Plan, 2006 Plan or the Virginia Heritage Plans.
The Company adopted the 2021 Plan upon approval by the shareholders at the 2021 Annual Meeting held on May 20, 2021. The 2021 Plan provides directors and selected employees of the Bank, the Company and their affiliates with the opportunity to acquire shares of stock, through awards of options, time vested restricted stock, performance-based restricted stock and stock appreciation rights. Under the 2021 Plan, 1,300,000 shares of common stock were initially reserved for issuance.
For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model. For restricted stock awards granted under the 2021 Plan, fair value is based on the Company’s closing price on the date of grant. For awards that are performance-based, compensation expense is initially recorded based on the probability of achievement of the goals underlying the grant at target.

In February 2022, the Company awarded 165,248 shares of time vested restricted stock to senior officers, directors and certain employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
In February 2022, the Company awarded senior officers a targeted number of 37,155 performance vested restricted stock units (“PRSUs”). The vesting of PRSUs is 100% after three years with payouts based on threshold, target or maximum average performance targets over a three year period. There are two performance metrics: 1) total shareholder's return; and 2) return on average assets. In February 2022, the 2019 performance award vested and 620 incremental shares were awarded.
In March 2022, the Company awarded 168 shares of time vested restricted stock to an employee. The shares vest in three substantially equal installments beginning on February 14, 2023.
In June 2022, the Company awarded 1,055 shares of time vested restricted stock to an employee. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
The Company has unvested restricted stock awards and PRSU grants of 432,003 shares at December 31, 2022. Unrecognized stock based compensation expense related to restricted stock awards and PRSU grants totaled $11.6 million at December 31, 2022. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.84 years.
The following tables summarize the unvested restricted stock awards at December 31, 2022, 2021 and 2020.

	Years Ended December 31,
	2022		2021		2020
Performance Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at beginning	118,568	$44.71	90,642	$49.11	58,780	$57.74
Issued	37,775	53.97	51,564	42.97	44,741	40.19
Forfeited	(1,966)	55.76	(580)	60.45	(8,586)	54.89
Vested	(24,522)	55.76	(23,058)	60.45	(4,293)	62.70
Unvested at end	129,855	$45.15	118,568	$44.71	90,642	$49.11

	Years Ended December 31,
	2022		2021		2020
Time Vested Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning	300,792	$46.24	218,031	$45.89	110,714	$57.84
Issued	166,471	59.72	179,624	47.63	176,252	42.51
Forfeited	(12,064)	53.10	(8,489)	47.38	(18,385)	50.06
Vested	(153,051)	45.54	(88,374)	48.10	(50,550)	58.76
Unvested at end	302,148	$53.75	300,792	$46.24	218,031	$45.89

Below is a summary of stock option activity for the twelve months ended December 31, 2022, 2021 and 2020. The information excludes restricted stock units and awards.

	Years Ended December 31,
	2022		2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning balance	5,789	$36.96	5,789	$36.96	6,589	$19.99
Issued	—	—	—	—	2,500	47.96
Exercised	(3,289)	28.60	—	—	(3,300)	11.40
Forfeited	—	—	—	—	—	—
Ending balance	2,500	$47.95	5,789	$36.96	5,789	$36.96
Exercisable end of year	1,666	$47.95	4,122	$32.51	3,289	$28.60
There were no grants of stock options during the years ended December 31, 2022 and 2021. For 2020, there was one grant to an executive officer for 2,500 incentive stock options in January 2020, which has a ten-year term and vests in three equal installments beginning on the first anniversary of the date of grant. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions shown in the table below used for the grants during 2020.

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
The total intrinsic value of outstanding stock options was $0 and $123 thousand, respectively, at December 31, 2022 and 2021. The total fair value of stock options vested was $18 thousand, $18 thousand and $6 thousand, for 2022, 2021 and 2020, respectively. At December 31, 2022, there is no unrecognized stock-based compensation expense related to stock options.
Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Proceeds from stock options exercised	$97	$—	$63
Tax benefits realized from stock compensation	3	—	24
Intrinsic value of stock options exercised	98	—	91
Approved by shareholders in May 2021, the 2021 ESPP reserved 200,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2021 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $25,000 annually (not to exceed more than 10% of compensation per pay period). At December 31, 2022, the 2021 ESPP had 179,415 shares reserved for issuance.

Included in salaries and employee benefits in the accompanying Consolidated Statements of Income, the Company recognized $6.0 million, $7.8 million and $5.3 million in stock-based compensation expense for 2022, 2021 and 2020, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.
Note 18 – Employee Benefit Plans
The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 18 years and have completed at least 1 month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is reviewed annually. For the years 2022, 2021 and 2020, the Company recognized $1.8 million, $1.8 million and $1.5 million in expense associated with this benefit, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Income.
Note 19 – Supplemental Executive Retirement Plan
The Bank has entered into Supplemental Executive Retirement and Death Benefit Agreements (the “SERP Agreements”) with certain of the Bank’s executive officers, which upon the executive’s retirement, will provide for a stated monthly payment for such executive’s lifetime subject to certain death benefits described below. The retirement benefit is computed as a percentage of each executive’s projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreements provide that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement, (b) death, disability and change-in-control shall result in immediate vesting and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreements further provide for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive’s beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.
The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million and two insurance carriers in 2019 totaling $2.6 million. These annuity contracts have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The cash surrender value of the annuity contracts was $13.9 million and $14.2 million at December 31, 2022 and 2021, respectively, and was included in other assets on the Consolidated Balance Sheet. For the years ended December 31, 2022, 2021 and 2020 the Company recorded benefit expense accruals of $513 thousand, $338 thousand and $428 thousand, respectively, for this post retirement benefit.
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

Loan commitments outstanding and lines and letters of credit at December 31, 2022 and 2021 are as follows:

(dollars in thousands)	2022	2021
Unfunded loan commitments	$2,335,735	$1,763,247
Unfunded lines of credit	107,919	108,209
Letters of credit	100,196	112,509
Interest rate lock commitments	6,963	56,331
Total	$2,550,813	$2,040,296
Because most of the Company’s business activity is with customers located in the Washington, D.C. metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, the performance of which will be influenced by the economy of the region.
As of December 31, 2022, the total reserve for unfunded commitments was $5.9 million as compared to $4.4 million at December 31, 2021 and is accounted for as a liability on the Consolidated Statements of Financial Condition. See Note 1 of the Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.
The Bank maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $25 thousand at December 31, 2022 and $125 thousand at December 31, 2021. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets. The Bank recently announced that it plans to cease originating residential mortgages for sale in the first quarter of 2023 (See Note 26 of the Consolidated Financial Statements for further details). Additions to the reserve are a component of other expenses in the accompanying Consolidated Statements of Income. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2022, no reserve charges have occurred related to fraud.
The Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The residential mortgage division either locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs under best efforts or commits to deliver the locked loan in a binding mandatory delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage-backed securities as a hedge of any interest rate risk. Forward sales contracts of mortgage-backed securities are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts and mandatory contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates while taking into consideration the probability that the rate lock commitments will close or will be funded. These transactions are further detailed in Note 9 "Mortgage Banking Derivatives".
Note 21 – Commitments and Contingent Liabilities
The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 20 "Financial Instruments With Off Balance Sheet Risk" the following table shows details on these fixed and determinable obligations as of December 31, 2022 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity (1)	$7,929,683	$—	$—	$—	$7,929,683
Time deposits (1)	463,393	310,218	6,758	3,130	783,499
Borrowed funds (2)	1,010,101	69,794	—	—	1,079,895
Operating lease obligations	6,916	12,198	4,717	5,436	29,267
Outside data processing (3)	3,600	1,625	—	—	5,225
George Mason sponsorship (4)	675	1,363	1,400	5,375	8,813
LIHTC investments (5)	6,363	5,660	768	931	13,722
Other (6)	2,000	—	—	—	2,000
Total	$9,422,731	$400,858	$13,643	$14,872	$9,852,104
(1)Excludes accrued interest payable at December 31, 2022.
(2)Borrowed funds include customer repurchase agreements and other short-term and long-term borrowings.
(3)The Bank has outstanding obligations under its current core data processing contract that expire in June 2024 and one other vendor arrangement that relates to network infrastructure and data center services that expires in December 2023.
(4)The Bank has the option of terminating the George Mason agreement at the end of contract years 10 and 15 (that is, effective June 30, 2025 or June 30, 2030). Should the Bank elect to exercise its right to terminate the George Mason contract, contractual obligations would decrease $3.5 million and $3.6 million for the first option period (years 11-15) and the second option period (years 16-20), respectively.
(5)LIHTC expected payments for unfunded affordable housing commitments.
(6)As disclosed in the 8-K dated January 25, 2021, pursuant to the executed stipulation of settlement of the demand litigation, the Company has agreed to invest an additional $2.0 million incremental spend above 2020 levels by the end of 2023 to enhance its corporate governance and risk and compliance controls and infrastructure.
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
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, on February 10, 2022, the United States District Court for the Southern District of New York (the "SDNY") approved the settlement agreement of a putative class action lawsuit filed against the Company, its current and former President and Chief Executive Officer and its current and former Chief Financial Officer. The settlement included a total payment covered by the Company's insurance carrier of $7.5 million in exchange for the release of all of the defendants from all alleged claims in the class action suit, without any admission or concession of wrongdoing by the Company or the other defendants.
On June 1, 2022, the Company reached an agreement in principle with the SEC staff to resolve the SEC's investigation with respect to the Company's identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. On August 16, 2022, the SEC approved the settlement, pursuant to which the Company consented, without admitting or denying the SEC's allegations, to the entry of an administrative cease-and-desist order for violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 13a-1, 14a-9 and 12b-20 thereunder; and agreed to pay a civil money penalty of $10.0 million and $2.6 million in disgorgement, plus prejudgment interest. On October 6, 2022, the SEC staff informed our Chief Financial Officer that it had concluded its related investigation as to him and does not intend to recommend an enforcement action against him. No additional liabilities were recorded in the fourth quarter of 2022 in connection with the SEC's approval and public announcement of the settlement.

On August 2, 2022, the Bank reached an agreement in principle with the staff of the Board of Governors of the Federal Reserve System ("FRB") to resolve the FRB's investigation with respect to the Bank. As previously disclosed, the investigation relates to the Company's identification, classification and disclosure of related party transactions; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. On August 16, 2022, the FRB approved the settlement, pursuant to which the Company consented, without admitting or denying the FRB's allegations, to the entry of a consent order for violations of Regulation O, 12 C.F.R. §§ 215 et seq. and unsafe and unsound banking practices, due to internal control deficiencies relating to loans involving its former Chief Executive Officer and an inadequate third-party risk management program, in each case from 2015 to 2018, and would pay a civil money penalty of approximately $9.5 million. No additional liabilities were recorded in the third quarter of 2022 in connection with the FRB's approval and public announcement of the settlement.

As previously disclosed, the Company maintains director and officer insurance policies ("D&O Insurance Policies") that provide coverage for certain legal defense costs. When claims are covered by D&O Insurance Policies, the Company records a corresponding receivable against the incurred legal defense cost expense when the claim is paid. If the D&O Insurance Policies are exhausted, the Company will be responsible for paying the defense cost associated with any investigations and litigations for itself and on behalf of any current and former Officers and Directors entitled to indemnification from the Company. The Company cannot predict with any certainty the amount f defense costs that the Company may incur in the future in connection with currently ongoing and any future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company's control.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and CET1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), referred to as the Leverage Ratio. Management believes, as of December 31, 2022 and 2021, that the Company and Bank met all capital adequacy requirements to which they are subject.

The actual capital amounts and ratios for the Company and Bank as of December 31, 2022 and 2021 are presented in the table below:

	Company		Bank		Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations *
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of December 31, 2022
CET1 capital (to risk weighted assets)	$1,329,971	14.03%	$1,341,347	14.23%	7.000%	6.5%
Total capital (to risk weighted assets)	1,415,854	14.94%	1,412,904	14.99%	10.500%	10.0%
Tier 1 capital (to risk weighted assets)	1,329,971	14.03%	1,341,347	14.23%	8.500%	8.0%
Tier 1 capital (to average assets)	1,329,971	11.63%	1,341,347	11.78%	4.000%	5.0%

As of December 31, 2021
CET1 capital (to risk weighted assets)	$1,269,329	14.63%	$1,261,518	14.62%	7.000%	6.5%
Total capital (to risk weighted assets)	1,365,117	15.74%	1,329,306	15.41%	10.500%	10.0%
Tier 1 capital (to risk weighted assets)	1,269,329	14.63%	1,261,518	14.62%	8.500%	8.0%
Tier 1 capital (to average assets)	1,269,329	10.19%	1,261,518	10.16%	4.000%	5.0%
*    Applies to Bank only
Federal bank and holding company regulations, as well as Maryland law, impose certain restrictions on capital distributions, including dividend payments and share repurchases by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2022, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained capital ratios above the required minimums and the capital conservation buffer. As a result the Company may be restricted in paying dividends.

Note 23 – Other Comprehensive Income
The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2022
Net unrealized gain (loss) on securities available-for-sale	$(186,439)	$45,513	$(140,926)
Less: Reclassification adjustment for net loss included in net income	169	(58)	111
Total unrealized gain (loss)	(186,270)	45,455	(140,815)

Net unrealized gain on securities held-to-maturity	(66,193)	17,098	$(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	7,093	(2,732)	$4,361
Total unrealized gain (loss)	(59,100)	14,366	(44,734)

Net unrealized gain on derivatives	284	—	284
Less: Reclassification adjustment for gain (loss) included in net income	—	—	—
Total unrealized gain	284	—	284

Other comprehensive income (loss)	$(245,086)	$59,821	$(185,265)

Year Ended December 31, 2021
Net unrealized gain (loss) on securities available-for-sale	$(37,669)	$9,746	$(27,923)
Less: Reclassification adjustment for net gain (loss) included in net income	(2,964)	761	(2,203)
Total unrealized gain (loss)	(40,633)	10,507	(30,126)

Net unrealized gain (loss) on derivatives	—	—	—
Less: Reclassification adjustment for gain (loss) included in net income	516	(132)	384
Total unrealized gain (loss)	516	(132)	384

Other comprehensive income (loss)	$(40,117)	$10,375	$(29,742)

Year Ended December 31, 2020
Net unrealized gain (loss) on securities available-for-sale	$19,637	$(5,215)	$14,422
Less: Reclassification adjustment for net loss included in net income	(1,815)	452	(1,363)
Total unrealized gain (loss)	17,822	(4,763)	13,059

Net unrealized gain (loss) on derivatives	(2,049)	671	(1,378)
Less: Reclassification adjustment for gain (loss) included in net income	1,145	(285)	860
Total unrealized gain (loss)	(904)	386	(518)

Other comprehensive income (loss)	$16,918	$(4,377)	$12,541

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2022, 2021 and 2020.

(dollars in thousands)	Securities Available For Sale	Held-to-Maturity Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2022
Balance at Beginning of Period	$(13,958)	$—	$(284)	$(14,242)
Other comprehensive income (loss) before reclassifications	(140,926)	—	284	(140,642)
Transfer of securities from AFS to HTM		(49,095)		(49,095)
Amounts reclassified from accumulated other comprehensive income	111	4,361	—	4,472
Net other comprehensive income (loss) during period	(140,815)	(44,734)	284	(185,265)
Balance at End of Period	$(154,773)	$(44,734)	$—	$(199,507)

Year Ended December 31, 2021
Balance at Beginning of Period	$16,168	$—	$(668)	$15,500
Other comprehensive income (loss) before reclassifications	(27,923)	—	—	(27,923)
Amounts reclassified from accumulated other comprehensive income	(2,203)	—	384	(1,819)
Net other comprehensive income (loss) during period	(30,126)	—	384	(29,742)
Balance at End of Period	$(13,958)	$—	$(284)	$(14,242)

Year Ended December 31, 2020
Balance at Beginning of Period	$3,109	$—	$(150)	$2,959
Other comprehensive income (loss) before reclassifications	14,422	—	(1,378)	13,044
Amounts reclassified from accumulated other comprehensive income	(1,363)	—	860	(503)
Net other comprehensive income (loss) during period	13,059	—	(518)	12,541
Balance at End of Period	$16,168	$—	$(668)	$15,500
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020.

Details about Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement Where Net Income is Presented
Comprehensive Income Components	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Realized gain (loss) on sale of investment securities	$(169)	$2,964	$1,815	Gain (loss) on sale of investment securities
Gain / (loss) on derivatives	—	(516)	(1,145)	Interest on deposits
Income tax (expense) benefit	58	(629)	(167)	Income tax expense
Total Reclassifications for the Period	$(111)	$1,819	$503	Net Income

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
Level 1    Quoted prices in active exchange markets for identical assets or liabilities.
Level 2    Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency securities, corporate debt securities, derivative instruments and residential mortgage loans held for sale.
Level 3    Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for single dealer nonbinding quotes not corroborated by observable market data. This category generally includes certain private equity investments, retained interests from securitizations and certain collateralized debt obligations.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2022
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$46,326	$—	$46,326
U.S. agency securities	—	669,728	—	669,728
Residential mortgage-backed securities	—	820,502	—	820,502
Corporate mortgage-backed securities	—	50,214	—	50,214
Municipal bonds	—	10,088	—	10,088
Corporate bonds	—	1,808	—	1,808
Loans held for sale	—	6,734	—	6,734
Interest rate caps	—	31,039	—	31,039
Mortgage banking derivatives	—	—	93	93
Total assets measured at fair value on a recurring basis as of December 31, 2022	$—	$1,636,439	$93	$1,636,532
Liabilities:
Interest rate swap derivatives	$—	$—	$—	$—
Credit risk participation agreements	—	2	—	2
Interest rate caps	—	30,065	—	30,065
Total liabilities measured at fair value on a recurring basis as of December 31, 2022	$—	$30,067	$—	$30,067

December 31, 2021
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$49,458	$—	$49,458
U.S. agency securities	—	622,387	—	622,387
Residential mortgage-backed securities	—	1,677,673	—	1,677,673
Municipal bonds	—	145,431	—	145,431
Corporate bonds	—	118,459	10,000	128,459
Loans held for sale	—	47,218	—	47,218
Interest rate caps	—	5,197	—	5,197
Mortgage banking derivatives	—	—	636	636
Total assets measured at fair value on a recurring basis as of December 31, 2021	$—	$2,665,823	$10,636	$2,676,459
Liabilities:
Interest rate swap derivatives	$—	$—	$—	$—
Credit risk participation agreements	—	47	—	47
Interest rate caps	—	5,147	—	5,147
Total liabilities measured at fair value on a recurring basis as of December 31, 2021	$—	$5,194	$—	$5,194

Investment Securities
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange and money market funds. Level 2 securities include U.S. agency debt securities, mortgage-backed securities issued by Government Sponsored Entities (“GSE’s”), U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amounts approximate the fair value.
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of December 31, 2022 and 2021.

	December 31, 2022
(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$6,734	$6,775	$(41)

	December 31, 2021
(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$47,218	$46,623	$595
No residential mortgage loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2022 or December 31, 2021.
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
The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2022	$10,000	$636	$10,636
Realized loss included in earnings	—	(543)	(543)
Reclassified to investment securities held-to-maturity	(10,000)	—	(10,000)
Principal redemption	—	—	—
Ending balance at December 31, 2022	$—	$93	$93

(dollars in thousands)	Investment Securities	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2021	$1,500	$5,213	$6,713
Realized loss included in earnings	—	(4,577)	(4,577)
Reclass Level 2 to 3	10,000	—	10,000
Principal redemption	(1,500)	—	(1,500)
Ending balance at December 31, 2021	$10,000	$636	$10,636

Liabilities:
Beginning balance at January 1, 2021	$—	$—	$—
Realized gain included in earnings	—	—	—
Ending balance at December 31, 2021	$—	$—	$—

Level 3 assets measured at fair value on a recurring or nonrecurring basis as of December 31, 2022 and 2021, the significant unobservable inputs used in the fair value measurements were as follows:

			December 31, 2022			December 31, 2021
(dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value	Weighted Average (1)	Fair Value
Mortgage banking derivatives	Pricing Model	Pull Through Rate	84% - 100%	83.80%	$93	86.40%	$636
(1) Unobservable inputs for mortgage banking derivatives were weighted by loan amount.
Mortgage banking derivatives for loans settled on a mandatory basis: The Company relied on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a Level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.
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
Loans
The fair value of individually assessed loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2022, substantially all of the Company’s individually assessed loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually assessed loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned: OREO is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
Assets measured at fair value on a nonrecurring basis are included in the table below: There were no liabilities measured at fair value on a non-recurring basis at December 31, 2022 and 2021.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2022
Individually assessed loans:
Commercial	$—	$—	$1,790	$1,790
Income producing - commercial real estate	—	—	3,131	3,131
Owner occupied - commercial real estate	—	—	19,187	19,187
Real estate mortgage - residential	—	—	1,404	1,404
Consumer	—	—	3	3
Other real estate owned	—	—	1,962	1,962
Total assets measured at fair value on a nonrecurring basis as of December 31, 2022	$—	$—	$27,477	$27,477

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2021
Individually assessed loans:
Commercial	$—	$—	$8,121	$8,121
Income producing - commercial real estate	—	—	17,415	17,415
Owner occupied - commercial real estate	—	—	42	42
Real estate mortgage - residential	—	—	1,779	1,779
Construction - commercial and residential	—	—	3,093	3,093
Home equity	—	—	366	366
PPP loans			1,365	1,365
Other real estate owned	—	—	1,635	1,635
Total assets measured at fair value on a nonrecurring basis as of December 31, 2021	$—	$—	$33,816	$33,816
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

Estimated fair values of the Company’s financial instruments at December 31, 2022 and 2021 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2022
Assets
Cash and due from banks	$12,655	$12,655	$12,655		$—
Federal funds sold	33,927	33,927	—	33,927	—
Interest bearing deposits with other banks	265,272	265,272	—	265,272	—
Investment securities available-for-sale	1,598,666	1,598,666	—	1,598,666	—
Investment securities held-to-maturity	1,093,374	967,940	—	967,940	—
Federal Reserve and Federal Home Loan Bank stock	65,067	N/A	—	—	—
Loans held for sale	6,734	6,734	—	6,734	—
Loans	7,635,632	7,501,484	—		7,501,484
Bank owned life insurance	110,998	110,998	—	110,998	—
Annuity investment	13,869	13,869	—	13,869	—
Mortgage banking derivatives	93	93	—		93
Interest rate caps	31,039	31,039	—	31,039	—

Liabilities
Noninterest bearing deposits	3,150,751	3,150,751	—	3,150,751	—
Interest bearing deposits	4,778,932	4,778,932	—	4,778,932	—
Time deposits	783,499	790,418	—	790,418	—
Customer repurchase agreements	35,100	35,100	—	35,100	—
Borrowings	1,044,795	1,049,459	—	1,049,459	—
Credit risk participation agreements	2	2	—	2	—
Interest rate caps	30,065	30,065	—	30,065	—

December 31, 2021
Assets
Cash and due from banks	$12,886	$12,886	$12,886	$—	$—
Federal funds sold	20,391	20,391	—	20,391	—
Interest bearing deposits with other banks	1,680,945	1,680,945	—	1,680,945	—
Investment securities available-for-sale	2,623,408	2,623,408	—	2,611,408	10,000
Federal Reserve and Federal Home Loan Bank stock	34,153	N/A	—	—	—
Loans held for sale	47,218	47,218	—	47,218	—
Loans	7,065,598	6,930,929	—	—	6,930,929
Mortgage banking derivatives	636	636	—	—	636
Interest rate swap derivatives	5,197	5,197	—	5,197	—

Liabilities
Noninterest bearing deposits	3,277,956	3,277,956	—	3,277,956	—
Interest bearing deposits	5,974,502	5,974,502	—	5,974,502	—
Time deposits	729,082	736,001	—	736,001	—
Customer repurchase agreements	23,918	23,918	—	23,918	—
Borrowings	369,670	374,326	—	374,326	—
Credit risk participation agreements,	47	47	—	47	—
Interest rate caps	5,147	5,147	—	5,147	—

Note 25 – Parent Company Financial Information
Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

(dollars in thousands)	December 31, 2022	December 31, 2021
Assets
Cash	$21,540	$41,997
Investment securities available-for-sale, at fair value, net of allowance for credit loss of $0 in 2021	—	43,680
Investment securities held-to-maturity, net allowance for credit loss of $326 thousand in 2022	44,673	—
Investment in subsidiaries	1,240,473	1,342,784
Other assets	9,065	5,150
Total Assets	$1,315,751	$1,433,611

Liabilities
Other liabilities	$17,636	$13,166
Long-term borrowings	69,794	69,670
Total liabilities	87,430	82,836

Shareholders’ Equity
Common stock	310	316
Additional paid in capital	412,303	434,640
Retained earnings	1,015,215	930,061
Accumulated other comprehensive loss	(199,507)	(14,242)
Total Shareholders’ Equity	1,228,321	1,350,775
Total Liabilities and Shareholders’ Equity	$1,315,751	$1,433,611

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Income
Other interest and dividends	$87,781	$170,741	$141,982
Gain on sale of investment securities	—	93	—
Other income (loss)	(24)	(46)	—
Total Income	87,757	170,788	141,982

Expenses
Interest expense	4,149	9,993	11,915
Legal and professional	894	2,617	2,842
Directors compensation	643	589	500
Provision for credit losses	326	—	—
Other	14,746	1,250	1,306
Total Expenses	20,758	14,449	16,563

Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	66,999	156,339	125,419
Income Tax Benefit	(1,183)	(2,903)	(607)

Income Before Equity in Undistributed Income of Subsidiaries	68,182	159,242	126,026
Equity in Undistributed Income of Subsidiaries	72,748	17,449	6,191
Net Income	$140,930	$176,691	$132,217

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Cash Flows From Operating Activities
Net Income	$140,930	$176,691	$132,217
Adjustments to reconcile net income to net cash used in operating activities: Equity in undistributed income of subsidiary	(72,748)	(17,449)	(6,191)
Net tax benefits from stock compensation	9,899	7,811	118
Securities premium amortization, net	(54)	5	6
Provision for credit losses for investment securities held-to-maturity	326	—	—
Depreciation and amortization	—	—	390
Decrease (increase) in other assets	(12,909)	66,598	(48,966)
Increase (decrease) in other liabilities	4,593	(681)	6,823
Net cash provided by operating activities	70,037	232,975	84,397

Cash Flows From Investing Activities
Purchases of available-for-sale investment securities	—	(40,000)	(10,000)
Proceeds from maturities of available-for-sale securities	—	13,031	613
Purchases of held-to-maturities investment securities	(3,976)	—	—
Proceeds from maturities of held-to-maturities securities	1,500	—	—
Net cash used in by investing activities	(2,476)	(26,969)	(9,387)

Cash Flows From Financing Activities
Repayment of long term debt	—	(148,407)	—
Proceeds from exercise of stock options	97	—	63
Proceeds from employee stock purchase plan	748	496	760
Common stock repurchased	(33,087)	(682)	(61,432)
Cash dividends paid	(55,776)	(44,691)	(28,330)
Net cash used in financing activities	(88,018)	(193,284)	(88,939)
Net (Decrease) Increase in Cash	(20,457)	12,722	(13,929)
Cash and Cash Equivalents at Beginning of Year	41,997	29,275	43,204
Cash and Cash Equivalents at End of Year	$21,540	$41,997	$29,275
Non-Cash Investing Activities
Transfers of investment securities from available-for-sale to held-to-maturity	$42,467	$—	$—

Note 26 - Subsequent Event
In early 2023, the Company made the strategic decision to cease originating first lien residential mortgage loans for secondary sale, due to diminishing residential mortgage production volumes in the face of a higher interest rate environment and increasing costs associated with regulatory compliance and risk management. The Company currently anticipates that the exit of the residential mortgage origination and secondary sale banking activities will be completed in the third quarter of 2023, following the expected closure of the residential first lien mortgage loans currently in the origination pipeline by the end of the first quarter of 2023, and the expected sale of all of the remaining residential mortgage loans held for sale by the end of the third quarter of 2023.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2022 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management is also responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms and appropriate actions taken to correct identified deficiencies. Management believes that internal control over financial reporting, which is subject to scrutiny by management and the Company’s internal auditors, supports the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time. The Audit Committee is comprised entirely of outside directors who are independent pursuant to stock exchange and SEC rules. The Audit Committee is responsible for the appointment and compensation of the independent auditors and makes decisions regarding the appointment or removal of members of the internal audit function. The Audit Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2022. This assessment was conducted based on COSO “Internal Control – Integrated Framework (2013).” Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The 2022 financial statements have been audited by the independent registered public accounting firm of Crowe LLP (“Crowe”). Crowe has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

Changes in Internal Control over Financial Reporting
Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, utilizing framework established in “Internal Control – Integrated Framework (2013)” issued by COSO. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2022 is effective.

ITEM 9B.  OTHER INFORMATION
None
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Delinquent Section 16(a) Reports” and “2022 Meetings, Committees and Procedures of the Board of Directors” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 18, 2023 (the “Proxy Statement”). The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer which is available on our website at https://ir.eaglebankcorp.com/. This reference to our website is an inactive textual reference only and is not a hyperlink. The information on our website is not incorporated by reference in this Form 10-K, and you should not consider it a part of this Form 10-K. A copy of the code of ethics will also be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7830 Old Georgetown Road, Third Floor, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors – Director Compensation,” “2022 Meetings, Committees and Procedures of the Board of Directors,” “Compensation Committee Report” and “Compensation Discussion and Analysis” in the Proxy Statement, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the material appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

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
The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2020 and for the year then ended was FORVIS, LLP (PCAOB Firm ID No. 686) (formerly Dixon Hughes Goodman LLP) located in Charlotte, North Carolina.

The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2022 and 2021 and for the two years then ended was Crowe LLP (PCAOB Firm ID No. 173) located in Chicago, Illinois.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements are included in this report
Reports of Crowe LLP, Independent Registered Public Accounting Firm
Report of FORVIS, LLP Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.5	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1 +	2006 Stock Plan (6)
10.2 +	2016 Stock Plan (7)
10.3 +	Amended and Restated Employment Agreement dated as of January 8, 2020, between EagleBank and Charles D. Levingston (8)
10.4 +	Second Amended and Restated Employment Agreement dated as of January 14, 2020, between EagleBank and Antonio F. Marquez (9)

10.5 +	Amended and Restated Employment Agreement dated as of December 31, 2019, between EagleBank and Susan G. Riel (10)
10.6 +	Second Amended and Restated Employment Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (11)
10.7 +	Second Amended and Restated Employment Agreement dated as of January 28, 2020 between EagleBank and Lindsey S. Rheaume (12)
10.8 +	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Charles D. Levingston (13)
10.9 +	Amended and Restated Non-Compete Agreement dated as of January 14, 2020, between EagleBank and Antonio F. Marquez (14)
10.10 +	Amended and Restated Non-Compete Agreement dated as of December 31, 2019, between EagleBank and Susan G. Riel (15)
10.11 +	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (16)

10.12 +	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Lindsey S. Rheaume (17)
10.14 +	Form of Supplemental Executive Retirement Plan Agreement (18)
10.15 +	2020 Senior Executive Incentive Plan (19)
10.16 +	Virginia Heritage Bank 2006 Stock Option Plan (20)
10.17 +	Virginia Heritage Bank 2010 Long-Term Incentive Plan (21)
10.18 +	Supplemental Executive Retirement Plan Agreement between EagleBank and Charles D. Levingston dated as of January 29, 2020 (22)
10.19 +	2022 Long Term Incentive Plan, as amended on February 10, 2020 (23)
10.20 +	Employment Agreement between EagleBank and Paul Saltzman (24)
10.21 +	Amended and Restated Chairman Compensation Agreement, dated as of December 31, 2019, among Eagle Bancorp, Inc., Eagle Bank and Norman R. Pozez
10.22 +	Amended and Restated Non-Compete Agreement, dated as of December 31, 2019 among Eagle Bancorp, Inc., Eagle Bank, and Norman R. Pozez
10.23	Form of Non-Employee Director Restricted Stock Award (Time Vested) (25)
10.24 +	Form of Executive Officer Performance Vested Restricted Stock Unit Award Agreement (26)
10.25 +	Form of Executive Officer Restricted stock Award Agreement (Time Vested) (27)
10.26 +	Restricted Stock Award Agreement for Norman R. Pozez dated April 2, 2020 (28)
10.27 +	Employment Agreement dated as of March 1, 2021, between EagleBank and Jeffrey M. Curry
10.28 +	2021 Stock Plan
10.29 +	2021 Employee Stock Purchase Plan

21	Subsidiaries of the Registrant
23.1	Consent of Crowe LLP
23.2	Consent of FORVIS, LLP
31.1	Certification of Susan G. Riel
31.2	Certification of Charles D. Levingston
31.3	Certification of Norman R. Pozez
32.1	Certification of Susan G. Riel
32.2	Certification of Charles D. Levingston
32.3	Certification of Norman R. Pozez

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at December 31, 2022 and 2021
(ii) Consolidated Statement of Operations for the years ended December 31, 2022, 2021 and 2020
(iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020
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

EAGLE BANCORP, INC.
March 1, 2023	by:	/s/ Susan G. Riel
Susan G. Riel, President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew D. Brockwell	Director	March 1, 2023
Matthew D. Brockwell

/s/ Steven Freidkin	Director	March 1, 2023
Steven Freidkin

/s/ Ernest D. Jarvis	Director	March 1, 2023
Ernest D. Jarvis

/s/ Theresa G. LaPlaca	Director	March 1, 2023
Theresa G. LaPlaca

/s/ Charles D. Levingston	Executive Vice President	March 1, 2023
Charles D. Levingston	and Chief Financial Officer of the Company (Principal Financial and Accounting Officer)

/s/ Leslie Ludwig	Director	March 1, 2023
Leslie Ludwig

/s/ Norman R. Pozez	Executive Chairman of the Company	March 1, 2023
Norman R. Pozez

/s/ Kathy A. Raffa	Director	March 1, 2023
Kathy A. Raffa

/s/ Susan G. Riel	President and Chief	March 1, 2023
Susan G. Riel	Executive Officer of the Company (Principal Executive Officer)

/s/ James A. Soltesz, P.E.	Director	March 1, 2023
James A. Soltesz

/s/ Benjamin M. Soto, Esquire	Director	March 1, 2023
Benjamin M. Soto