Form 10-Q
period 2023-03-31
EAGLE BANCORP INC
filed 2023-05-10
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒
As of May 5, 2023, the registrant had 30,716,448 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$9,940	$12,655
Federal funds sold	3,746	33,927
Interest-bearing deposits with banks and other short-term investments	159,078	265,272
Investment securities available-for-sale (amortized cost of $1,763,371 and $1,803,898, respectively, and allowance for credit losses of $31 and $17, respectively).	1,582,185	1,598,666
Investment securities held-to-maturity, net of allowance for credit losses of $2,008 and $766, respectively, (fair value of $965,786 and $968,707, respectively)	1,075,303	1,093,374
Federal Reserve and Federal Home Loan Bank stock	79,134	65,067
Loans held for sale	6,488	6,734
Loans	7,737,676	7,635,632
Less: allowance for credit losses	(78,377)	(74,444)
Loans, net	7,659,299	7,561,188
Premises and equipment, net	12,929	13,475
Operating lease right-of-use assets	23,060	24,544
Deferred income taxes	89,117	96,567
Bank-owned life insurance	111,217	110,998
Goodwill and other intangible assets, net	104,226	104,233
Other real estate owned	1,962	1,962
Other assets	171,183	162,192
Total Assets	$11,088,867	$11,150,854

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$2,247,706	$3,150,751
Interest-bearing transaction	907,637	1,138,235
Savings and money market	2,970,093	3,640,697
Time	1,337,805	783,499
Total deposits	7,463,241	8,713,182
Customer repurchase agreements	37,854	35,100
Other short-term borrowings	2,113,801	975,001
Long-term borrowings	69,825	69,794
Operating lease liabilities	27,634	29,267
Reserve for unfunded commitments	6,704	5,857
Other liabilities	127,850	94,332
Total Liabilities	9,846,909	9,922,533

Shareholders' Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 31,111,647 and 31,346,903, respectively	308	310
Additional paid-in capital	397,012	412,303
Retained earnings	1,025,552	1,015,215
Accumulated other comprehensive loss	(180,914)	(199,507)
Total Shareholders' Equity	1,241,958	1,228,321
Total Liabilities and Shareholders' Equity	$11,088,867	$11,150,854
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest Income
Interest and fees on loans	$120,850	$75,830
Interest and dividends on investment securities	13,545	11,430
Interest on balances with other banks and short-term investments	5,774	1,057
Interest on federal funds sold	78	4
Total interest income	140,247	88,321
Interest Expense
Interest on deposits	48,954	6,359
Interest on customer repurchase agreements	302	13
Interest on other short-term borrowings	14,930	460
Interest on long-term borrowings	1,037	1,037
Total interest expense	65,223	7,869
Net Interest Income	75,024	80,452
Provision for (Reversal of) Credit Losses	6,164	(2,787)
Provision for (Reversal of) Credit Losses for Unfunded Commitments	848	(11)
Net Interest Income After Provision for (Reversal of) Credit Losses	68,012	83,250

Noninterest Income
Service charges on deposits	1,510	1,286
Gain on sale of loans	305	1,492
Net loss on sale of investment securities	(21)	(25)
Increase in the cash surrender value of bank-owned life insurance	655	626
Other income	1,251	4,074
Total noninterest income	3,700	7,453
Noninterest Expense
Salaries and employee benefits	24,174	17,019
Premises and equipment expenses	3,317	3,128
Marketing and advertising	636	1,064
Data processing	3,099	2,880
Legal, accounting and professional fees	3,254	1,561
FDIC insurance	1,486	1,058
Other expenses	4,618	4,302
Total noninterest expense	40,584	31,012
Income Before Income Tax Expense	31,128	59,691
Income Tax Expense	6,894	13,947
Net Income	$24,234	$45,744

Earnings Per Common Share
Basic	$0.78	$1.43
Diluted	$0.78	$1.42
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net Income	$24,234	$45,744

Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain (loss) on securities available-for-sale	17,936	(58,406)
Reclassification adjustment for loss included in net income	16	19
Total unrealized gain (loss) on investment securities available-for-sale	17,952	(58,387)
Unrealized loss on securities transferred to held-to-maturity (1)	—	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	641	—
Total unrealized gain (loss) on investment securities held-to-maturity	641	(49,095)
Other comprehensive income (loss)	18,593	(107,482)
Comprehensive Income (Loss)	$42,827	$(61,738)
(1) Represents unamortized accumulated other comprehensive loss on securities transferred to held-to-maturity status.

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands except share and per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common		Additional Paid-in Capital	Retained Earnings		Shareholders' Equity
	Shares	Amount
Balance January 1, 2023	31,346,903	$310	$412,303	$1,015,215	$(199,507)	$1,228,321

Net Income	—	—	—	24,234	—	24,234
Other comprehensive income, net of tax	—	—	—	—	18,593	18,593
Stock-based compensation expense	—	—	2,948	—	—	2,948
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(37,104)	2	(2)	—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	27,296	—	—	—	—	—
Time-based stock awards granted	171,534	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,018	—	133	—	—	133
Cash dividends declared ($0.45 per share)	—	—	—	(13,897)	—	(13,897)
Common stock repurchased	(400,000)	(4)	(18,370)	—	—	(18,374)
Balance March 31, 2023	31,111,647	$308	$397,012	$1,025,552	$(180,914)	$1,241,958

Balance January 1, 2022	31,950,092	$316	$434,640	$930,061	$(14,242)	$1,350,775

Net Income	—	—	—	45,744	—	45,744
Other comprehensive loss, net of tax	—	—	—	—	(107,482)	(107,482)
Stock-based compensation expense	—	—	2,966	—	—	2,966
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	1,789	—	19	—	—	19
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(62,228)	2	(2)	—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	21,026	—	—	—	—	—
Time-based stock awards granted	165,416	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,379	—	197	—	—	197
Cash dividends declared ($0.40 per share)	—	—	—	(12,665)	—	(12,665)
Balance March 31, 2022	32,079,474	$318	$437,820	$963,140	$(121,724)	$1,279,554

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net Income	$24,234	$45,744
Adjustments to reconcile Net Income to net cash provided by operating activities:
Provision for (reversal of) credit losses	6,164	(2,787)
Provision for (reversal of) credit losses for unfunded commitments	848	(11)
Depreciation and amortization	890	843
Gain on sale of loans	(305)	(1,492)
Loss (gain) on mortgage servicing rights	35	(930)
Securities premium amortization, net	1,715	2,660
Origination of loans held for sale	(27,929)	(114,699)
Proceeds from sale of loans held for sale	28,480	137,905
Net loss on sale of investment securities	21	25
Net increase in cash surrender value of BOLI	(655)	(626)
Stock-based compensation expense	2,948	2,966
Net tax expense from stock-based compensation	—	1,609
Increase in other assets	(9,019)	(3,960)
Decrease (increase) in other liabilities	33,369	(6,395)
Net Cash Provided by Operating Activities	60,796	60,852
Cash Flows From Investing Activities:
Investment securities available-for-sale:
Purchases	—	(311,705)
Proceeds from maturities	31,235	83,050
Proceeds from sale/call	8,303	6,225
Investment securities held-to-maturity:
Purchases	—	(237,036)
Proceeds from maturities	17,996	5,548
Proceeds from call	68	—
Purchase of Federal Reserve stock	(69)	(60)
(Purchase) sale of Federal Home Loan Bank stock	(13,998)	5,186
Net increase in loans	(103,019)	(48,667)
Redemption of BOLI	436	—
Net change in premises and equipment	(313)	(269)
Net Cash Used in Investing Activities	(59,361)	(497,728)
Cash Flows From Financing Activities:
Decrease in deposits	(1,249,941)	(395,281)
Increase in customer repurchase agreements	2,754	4,375
Proceeds from short-term borrowings	1,138,800	(150,000)
Proceeds from employee stock purchase plan	133	197
Proceeds from exercise of equity compensation plans	—	19
Common stock repurchased	(18,374)	—
Tax equivalent shares withheld on exercise of stock-based compensation plans	—	(1,609)
Cash dividends paid	(13,897)	(12,665)
Net Cash Used in Financing Activities	(140,525)	(554,964)
Net Decrease in Cash and Cash Equivalents	(139,090)	(991,840)
Cash and Cash Equivalents at Beginning of Period	311,854	1,714,222
Cash and Cash Equivalents at End of Period	$172,764	$722,382

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows - Continued (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental Cash Flows Information:
Interest paid	$61,287	$7,574
Income taxes paid	$—	$—
Non-Cash Investing Activities
Transfers of investment securities from available-for-sale to held-to-maturity	$—	$922,795
Change in unrealized gain (loss) of investment securities available-for-sale	$24,034	$—

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
The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America ("GAAP") and to general practices in the banking industry. The Consolidated Financial Statements and accompanying notes of the Company included herein are unaudited. The Consolidated Balance Sheet as of December 31, 2022 was derived from the audited Consolidated Balance Sheet as of that date. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In addition to the accounting policies described below, the Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Certain reclassifications have been made to 2022 amounts previously reported to conform to the 2023 presentation. Reclassifications had no effect on net income or shareholders' equity.
Nature of Operations
The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination of small business loans, and the origination, securitization and sale of multifamily Federal Housing Administration ("FHA") loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan's origination.
The Bank offers its products and services through fifteen banking offices, five lending centers and various digital capabilities, including remote deposit services and mobile banking services. In March 2023, the Company closed its Alexandria, Virginia branch following the lease's expiration. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
The Company commenced the cessation of first lien residential mortgage origination for secondary sale during the three months ended March 31, 2023. The Company expects to complete residual origination and sales activities by the end of the third quarter of 2023.
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
Premiums and discounts on investment securities available-for-sale and held-to-maturity are amortized or accreted to the earlier of call or maturity based on expected lives, which include prepayment adjustments and call optionality.

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
Accounting Standards Codification ("ASC") 326, "Financial Instruments-Credit Losses" requires that an estimate of current expected credit losses ("CECL") be immediately recognized and reevaluated over the contractual life of the financial asset when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries are recorded to the extent they do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
Reserves on loans that do not share risk characteristics are evaluated on an individual basis. Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not evaluated individually for impairment, is segregated by call report codes, and a loan-level probability of default ("PD") / Loss Given Default ("LGD") cash flow method is applied using an exposure at default ("EAD") model. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments.
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
Income producing commercial real estate. Income producing commercial real estate loans comprise permanent and bridge financing provided to professional real estate owners/managers of commercial and residential real estate projects and properties who generally have a demonstrated record of past success with similar properties. Collateral properties include apartment buildings, office buildings, hotels, mixed-use buildings, retail, data centers, warehouse, and shopping centers. The primary source of repayment on these loans is generally expected to come from lease or operation of the real property collateral. Income producing commercial real estate loans are impacted by fluctuation in collateral values, as well as rental demand and rates.
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
The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the allowance on collectively assessed and individually assessed loans as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to management committees, Risk Committee, the Audit Committee, and the Board of Directors. The committees' reports to the Board are part of the Board review on a quarterly basis of our consolidated financial statements.
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
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation that a borrower will result in financial difficulty.
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
Loan Modifications to Borrowers in Financial Difficulty
On January 1, 2023, the Company adopted the accounting guidance in ASU No. 2022-02, which eliminates the recognition and measurement of a troubled debt restructuring ("TDR"). Due to the removal of the TDR designation, the Company evaluates loan restructurings according to the accounting guidance to determine if we have a loan modification and whether it results in a new loan or the continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications.

A loan that is considered a restructured loan may be subject to an individually evaluated loan analysis if the commitment is $1.0 million or greater; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan.
Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status, foreclosure or repossession of the collateral to minimize economic loss to the Company.
Allowance for Credit Losses - Available-for-Sale Securities
The Company utilizes ASC 326 to evaluate its available-for-sale ("AFS") and held-to-maturity ("HTM") debt security portfolio for expected credit losses. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.
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
Allowance for Credit Losses - Held-to-Maturity Debt Securities
The Company separately evaluates its HTM investment securities for any credit losses. The Company pools like securities and calculates expected credit losses through an estimate based on a security's credit rating, which is recognized as part of the allowance for credit losses for held-to-maturity securities and included in the balance of investment securities held-to-maturity on the Consolidated Balance Sheets. If the Company determines that a security indicates evidence of deteriorated credit quality, the security is individually evaluated and enhanced analysis is performed. This may consist of evaluating the security as if it were a below investment grade rated security or a discounted cash flow analysis may be performed and compared to the amortized cost basis.
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

The Company records a reserve for RUC on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company's Consolidated Statement of Income. The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in the RUC on the Company's Consolidated Balance Sheet.
The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Provision for (reversal of) credit losses - loans	$4,908	$(3,001)
Provision for credit losses - HTM debt securities	1,242	817
Provision for (reversal of) credit losses - AFS debt securities	14	(603)
Total	$6,164	$(2,787)
These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
New Authoritative Accounting Guidance
Accounting Standards Adopted in 2023:
ASU No. 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02") eliminates the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty that assess whether a modification has created a new loan. Additionally, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. Effective January 1, 2023, the Company adopted the guidance prescribed under ASU 2022-02. Refer to the "Loan Modifications" subsection above and Note 4 for additional disclosure.
Note 2. Cash and Due from Banks
For three months ended March 31, 2023 and 2022, the Bank maintained an average daily balance of balances at the Federal Reserve Bank of $662.4 million and $2.4 billion, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.

Note 3. Investment Securities
The amortized cost and estimated fair value of the Company's available-for-sale and held-to-maturity securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2023
Investment securities available-for-sale:
U.S. treasury bonds	$49,818	$—	$(2,887)	$—	$46,931
U.S. agency securities	741,694	—	(67,227)	—	674,467
Residential mortgage-backed securities	905,524	76	(105,358)	—	800,242
Commercial mortgage-backed securities	55,421	—	(5,139)	—	50,282
Municipal bonds	8,914	—	(432)	—	8,482
Corporate bonds	2,000	—	(188)	(31)	1,781
Total available-for-sale securities	$1,763,371	$76	$(181,231)	$(31)	$1,582,185

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	$724,756	$—	$(77,286)	$647,470
Commercial mortgage-backed securities	92,141	—	(11,234)	80,907
Municipal bonds	128,160	—	(8,690)	119,470
Corporate bonds	132,254	—	(14,315)	117,939
Total	$1,077,311	$—	$(111,525)	$965,786
Allowance for credit losses	(2,008)
Total held-to-maturity securities, net of ACL	$1,075,303

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2022
Investment securities available-for-sale:
U.S. treasury bonds	$49,793	$—	$(3,466)	$—	$46,327
U.S. agency securities	747,777	—	(78,049)	—	669,728
Residential mortgage-backed securities	937,557	18	(117,072)	—	820,503
Commercial mortgage-backed securities	56,071	—	(5,858)	—	50,213
Municipal bonds	10,700	45	(658)	—	10,087
Corporate bonds	2,000	—	(175)	(17)	1,808
Total available-for-sale securities	$1,803,898	$63	$(205,278)	$(17)	$1,598,666

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2022
Investment securities held-to-maturity:
Residential mortgage-backed securities	$741,057	$—	$(88,390)	$652,667
Commercial mortgage-backed securities	92,557	—	(11,993)	80,564
Municipal bonds	128,273	—	(12,092)	116,181
Corporate bonds	132,253	—	(12,958)	119,295
Total	$1,094,140	$—	$(125,433)	$968,707
Allowance for credit losses	(766)
Total held-to-maturity securities, net of ACL	$1,093,374

In addition, at March 31, 2023 and December 31, 2022 the Company held $79.1 million and $65.1 million, respectively, in equity securities in a combination of Federal Reserve Bank and FHLB stocks, which were required to be held for regulatory purposes and which were not marketable, and therefore are carried at cost.
The Company reassessed classification of certain investments in the first quarter of 2022 and, effective March 31, 2022, it transferred a total of $1.1 billion of mortgage-backed securities, municipal bonds and corporate bonds from available-for-sale to held-to-maturity securities, including $237.0 million of securities acquired in the first quarter of 2022 for which its intention to hold to maturity was finalized. At the time of transfer, the Company reversed the allowance for credit losses associated with the available-for-sale securities through the provision for credit losses. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss of $66.2 million was included in other comprehensive loss at the time of transfer and, as of March 31, 2023, $57.1 million remains in accumulated other comprehensive loss, to be amortized through interest income as a yield adjustment over the remaining term of the securities. No gain or loss was recorded at the time of transfer. Subsequent to transfer, the allowance for credit losses on these securities was evaluated under the accounting policy for held-to-maturity securities.
Accrued interest receivable on available-for-sale securities totaled $4.2 million and $4.3 million at March 31, 2023 and December 31, 2022, respectively, and accrued interest receivable on held-to-maturity securities totaled $3.7 million and $3.6 million at March 31, 2023 and December 31, 2022, respectively. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.
The following tables summarizes available-for-sale and held-to-maturity securities in an unrealized loss position by length of time:

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2023
Investment securities available-for-sale:
U.S. treasury bonds	2	$—	$—	$46,931	$(2,887)	$46,931	$(2,887)
U. S. agency securities	79	499,312	(50,108)	175,155	(17,119)	674,467	(67,227)
Residential mortgage-backed securities	158	—	—	800,166	(105,358)	800,166	(105,358)
Commercial mortgage-backed securities	13	—	—	50,282	(5,139)	50,282	(5,139)
Municipal bonds	1	—	—	8,482	(432)	8,482	(432)
Corporate bonds	1	—	—	1,812	(188)	1,812	(188)
Total	254	$499,312	$(50,108)	$1,082,828	$(131,123)	$1,582,140	$(181,231)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
March 31, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	143	$—	$—	$647,470	$(77,286)	$647,470	$(77,286)
Commercial mortgage-backed securities	16	—	—	80,907	(11,234)	80,907	(11,234)
Municipal bonds	43	3,122	(29)	116,348	(8,661)	119,470	(8,690)
Corporate bonds	32	21,367	(2,596)	96,572	(11,719)	117,939	(14,315)
Total	234	$24,489	$(2,625)	$941,297	$(108,900)	$965,786	$(111,525)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2022
Investment securities available-for-sale:
U.S. treasury bond	2	$—	$—	$46,327	$(3,466)	$46,327	$(3,466)
U. S. agency securities	85	490,699	(58,437)	179,029	(19,612)	669,728	(78,049)
Residential mortgage-backed securities	157	3,994	—	808,697	(117,072)	812,691	(117,072)
Commercial mortgage-backed securities	14	471	(2)	49,742	(5,856)	50,213	(5,858)
Municipal bonds	1	—	—	8,299	(658)	8,299	(658)
Corporate bonds	1	—	—	1,825	(175)	1,825	(175)
Total	260	$495,164	$(58,439)	$1,093,919	$(146,839)	$1,589,083	$(205,278)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
December 31, 2022
Investment securities held-to-maturity:
Residential mortgage-backed securities	143	$—	$—	$652,667	$(88,390)	$652,667	$(88,390)
Commercial mortgage-backed securities	16	—	—	80,564	(11,993)	80,564	(11,993)
Municipal bonds	43	3,110	(45)	113,071	(12,047)	116,181	(12,092)
Corporate bonds	30	20,771	(3,183)	86,451	(9,775)	107,222	(12,958)
Total	232	$23,881	$(3,228)	$932,753	$(122,205)	$956,634	$(125,433)
Unrealized losses at March 31, 2023 were generally attributable to changes in market interest rates and interest spread relationships since the investment securities were originally purchased, and not due to the credit quality concerns on the investment securities. However, as of March 31, 2023, the Company determined that certain of the unrealized loss positions in available-for-sale and held-to-maturity corporate and municipal bonds were evidence of expected credit losses, and therefore, for three months ended March 31, 2023 an allowance for credit losses of $14 thousand was recorded for AFS securities and $1.2 million for HTM securities for a total allowance of $31 thousand and $2.0 million, respectively. The allowance of $31 thousand for AFS securities was all for corporate bonds. The allowance of $2.0 million for HTM securities consists of $16 thousand for municipal bonds and $2.0 million on corporate bonds, The weighted average duration of debt securities, which comprise 100% of total investment securities, is 4.74 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company currently has no plans to sell the investments, and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities at March 31, 2023 and December 31, 2022 by contractual maturity are shown in the table below. Contractual maturities for mortgage-backed securities ("MBS") are excluded as they may differ significantly from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost (1)	Fair Value	Cost	Fair Value
Investment securities available-for-sale
U. S. agency securities maturing:
One year or less	549,420	499,312	$549,137	$490,699
After one year through five years	110,918	100,911	111,742	100,297
After five years through ten years	68,936	64,008	73,886	68,180
After ten years	12,420	10,236	13,012	10,552
Residential mortgage-backed securities:	905,524	800,242	937,557	820,503
Commercial mortgage-backed securities	55,421	50,282	56,071	50,213
Municipal bonds maturing:
One year or less	—	—	300	300
After one year through five years	—	—	1,444	1,488
After five years through ten years	8,914	8,482	8,956	8,299
After ten years	—	—	—	—
Corporate bonds maturing:
One year or less	—	—	—	—
After one year through five years	2,000	1,812	2,000	1,825
After five years through ten years	—	—	—	—
U.S. Treasury	49,818	46,931	49,793	46,327
Allowance for credit losses	—	(31)	—	(17)
	1,763,371	1,582,185	1,803,898	1,598,666
Investment securities held-to-maturity
Residential mortgage-backed securities:	724,756	647,470	741,057	652,667
Commercial mortgage-backed securities	92,141	80,907	92,557	80,564
Municipal bonds maturing:
One year or less	3,151	3,122	3,139	3,110
After one year through five years	35,520	34,398	35,579	33,743
After five years through ten years	77,246	70,370	77,262	67,945
After ten years	12,243	11,580	12,293	11,383
Corporate bonds maturing:
One year or less	23,963	21,367	23,954	20,771
After one year through five years	84,938	75,735	84,953	77,997
After five years through ten years	23,353	20,837	23,346	20,527
Allowance for credit losses	(2,008)	—	(766)	—
	1,075,303	965,786	1,093,374	968,707
	$2,838,674	$2,547,971	$2,897,272	$2,567,373
(1)Amortized cost for investment securities held-to-maturity is presented net of the allowance for credit losses on the Consolidated Balance Sheet.
For the three months ended March 31, 2023 and 2022, gross realized gains on sales and calls of investment securities were $5 thousand and zero, respectively. For the three months ended March 31, 2023 and 2022, gross realized losses on sales of investment securities were $26 thousand and $25 thousand, respectively. Gross sales and call proceeds were $8.4 million and $6.2 million for the three months ended March 31, 2023 and 2022, respectively.

The book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2023 and December 31, 2022 was $1.6 billion and $220.1 million, respectively, which were well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders' equity.
Note 4. Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized net deferred fees, at March 31, 2023 and December 31, 2022 are summarized by type as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,482,983	19%	$1,487,349	19%
PPP loans	709	—%	3,256	—%
Income-producing - commercial real estate	3,970,903	51%	3,919,941	51%
Owner-occupied - commercial real estate	1,095,699	14%	1,110,325	15%
Real estate mortgage - residential	73,677	1%	73,001	1%
Construction - commercial and residential	948,877	13%	877,755	12%
Construction - C&I (owner-occupied)	109,013	1%	110,479	1%
Home equity	53,829	1%	51,782	1%
Other consumer	1,986	—%	1,744	—%
Total loans	7,737,676	100%	7,635,632	100%
Less: allowance for credit losses	(78,377)		(74,444)
Net loans (1)	$7,659,299		$7,561,188
(1)Excludes accrued interest receivable of $43.9 million and $43.5 million at March 31, 2023 and December 31, 2022, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees amounted to $28.5 million and $29.2 million at March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Bank serviced $344.1 million and $361.5 million, respectively, of multifamily FHA loans, SBA loans and other loan participations that are not reflected as loan balances on the Consolidated Balance Sheets.
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
The Company's loan portfolio includes acquisition, development and construction ("ADC") real estate loans including both investment and owner-occupied projects. ADC loans amounted to $1.6 billion at March 31, 2023. A portion of the ADC portfolio, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 59.0% of the outstanding ADC loan portfolio at March 31, 2023. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit, including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides a means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate these inherent risks, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines that are monitored on an ongoing basis and track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which include monitoring of current and projected real estate market conditions. If a project has performed as expected, it is the customary practice of the Company to increase loan-funded interest reserves.
The following tables detail activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and 2022. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not restrict the use of the allowance to absorb losses in other categories.

(dollars in thousands)	Commercial	Income-Producing Commercial Real Estate	Owner-Occupied -Commercial Real Estate	Real Estate Mortgage Residential	Construction -Commercial and Residential	Home Equity	Other Consumer	Total
Three Months Ended March 31, 2023
Allowance for credit losses:
Balance at beginning of period	$15,655	$35,688	$12,702	$969	$8,801	$555	$74	$74,444
Loans charged-off	(868)	—	—	—	(136)	—	(50)	(1,054)
Recoveries of loans previously charged-off	76	—	—	—	—	—	3	79
Net loans (charged-off) recovered	(792)	—	—	—	(136)	—	(47)	(975)
Provision for (reversal of) credit losses	912	2,452	(245)	33	1,718	38	—	4,908
Ending balance	$15,775	$38,140	$12,457	$1,002	$10,383	$593	$27	$78,377

Three Months Ended March 31, 2022
Allowance for credit losses:
Balance at beginning of period	$14,475	$38,287	$12,146	$449	$9,099	$474	$35	$74,965
Loans charged-off	(514)	—	—	—	—	—	—	(514)
Recoveries of loans previously charged-off	54	—	—	—	—	—	1	55
Net loans (charged-off) recovered	(460)	—	—	—	—	—	1	(459)
Provision for (reversal of) credit losses	(1,069)	906	(1,631)	(68)	(1,126)	(7)	(6)	(3,001)
Ending balance	$12,946	$39,193	$10,515	$381	$7,973	$467	$30	$71,505
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Business/Other		Business/Other
(dollars in thousands)	Assets	Real Estate	Assets	Real Estate
Commercial	$2,223	$995	$1,563	$1,871
Income-producing - commercial real estate	2,000	4,325	2,000	4,328
Owner-occupied - commercial real estate	—	19,184	—	19,187
Real estate mortgage - residential	—	1,698	—	1,698
Construction - commercial and residential	—	533	—	—
Other consumer	—	—	50	—
Total	$4,223	$26,735	$3,613	$27,084
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

The Company's credit quality indicators are generally updated annually, however, credits rated "Special Mention" or below are reviewed more frequently. Based on the most recent analysis performed, the amortized cost basis of loans by risk category, class and year of origination are as follows:

(dollars in thousands)	Prior	2019	2020	2021		2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
March 31, 2023
Commercial
Pass	$207,824	$56,608	$61,430	$237,660		$160,051	$24,643	$719,939	$6,499	$1,474,654
Special Mention	—	—	—	—		77	—	4,976	—	5,053
Substandard	2,197	264	—	340		—	—	199	276	3,276
Total	210,021	56,872	61,430	238,000		160,128	24,643	725,114	6,775	1,482,983
YTD Gross Charge-offs	(868)	—	—	—		—	—	—	—	(868)
PPP loans
Pass	—	—	—	709		—	—	—	—	709
Income producing - commercial real estate
Pass	1,431,756	494,678	366,302	528,962		696,291	114,213	199,847	5,275	3,837,324
Special Mention	12,376	4,195	6,734	—		—	—	47,674	—	70,979
Substandard	62,600	—	—	—		—	—	—	—	62,600
Total	1,506,732	498,873	373,036	528,962		696,291	114,213	247,521	5,275	3,970,903
Owner occupied - commercial real estate
Pass	648,931	110,870	39,752	207,696		39,939	5,048	1,551	22,169	1,075,956
Substandard	19,743	—	—	—		—	—	—	—	19,743
Total	668,674	110,870	39,752	207,696		39,939	5,048	1,551	22,169	1,095,699
Real estate mortgage - residential
Pass	28,363	8,162	2,626	16,402		14,362	2,064	—	—	71,979
Substandard	1,698	—	—	—		—	—	—	—	1,698
Total	30,061	8,162	2,626	16,402		14,362	2,064	—	—	73,677
Construction - commercial and residential
Pass	110,247	92,940	155,158	250,206		239,367	910	99,516	—	948,344
Substandard	533	—	—	—	—	—	—	—	—	533
Total	110,780	92,940	155,158	250,206		239,367	910	99,516	—	948,877
YTD Gross Charge-offs	(136)	—	—	—		—	—	—	—	(136)
Construction - C&I (owner occupied)
Pass	19,548	11,754	33,609	647		35,170	1,815	6,470	—	109,013
Total	19,548	11,754	33,609	647		35,170	1,815	6,470	—	109,013
Home equity
Pass	2,300	—	248	376		686	—	49,649	470	53,729
Substandard	—	39	—	—		—	—	61	—	100
Total	2,300	39	248	376		686	—	49,710	470	53,829
Other consumer
Pass	7	—	—	—		118	—	1,861	—	1,986
Total	7	—	—	—		118	—	1,861	—	1,986
YTD Gross Charge-offs	(50)	—	—	—		—	—	—	—	(50)
Total Recorded Investment	$2,548,123	$779,510	$665,859	$1,242,998		$1,186,061	$148,693	$1,131,743	$34,689	$7,737,676
Total YTD Gross Charge-offs	$(1,054)	$—	$—	$—		$—	$—	$—	$—	$(1,054)

(dollars in thousands)	Prior	2018	2019	2020		2021	2022	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
December 31, 2022
Commercial
Pass	$183,329	$47,393	$56,261	$64,163		$237,146	$144,390	$736,090	$8,570	$1,477,342
Special Mention	—	—	—	—		—	82	5,475	—	5,557
Substandard	1,332	351	276	—		—	—	1,344	1,147	4,450
Total	184,661	47,744	56,537	64,163		237,146	144,472	742,909	9,717	1,487,349
YTD Gross Charge-offs	(283)	(101)	(49)	—		—	—	(483)	—	(916)
PPP loans
Pass	—	—	—	2,479		777	—	—	—	3,256
Income producing - commercial real estate
Pass	1,016,529	439,221	480,474	334,165		542,143	744,328	192,089	358	3,749,307
Special Mention	44,195	5,206	4,209	6,735		—	—	47,676	—	108,021
Substandard	60,613	2,000	—	—		—	—	—	—	62,613
Total	1,121,337	446,427	484,683	340,900		542,143	744,328	239,765	358	3,919,941
YTD Gross Charge-offs	(680)	(645)	(676)	—		—	—	—	—	(2,001)
Owner occupied - commercial real estate
Pass	461,029	191,646	111,497	40,562		206,595	41,765	24,240	13,238	1,090,572
Substandard	19,753	—	—	—		—	—	—	—	19,753
Total	480,782	191,646	111,497	40,562		206,595	41,765	24,240	13,238	1,110,325
Real estate mortgage - residential
Pass	16,968	12,438	8,219	2,640		16,307	14,731	—	—	71,303
Substandard	1,698	—	—	—		—	—	—	—	1,698
Total	18,666	12,438	8,219	2,640		16,307	14,731	—	—	73,001
Construction - commercial and residential
Pass	84,522	71,841	90,560	189,023		191,127	159,771	90,911	—	877,755
Total	84,522	71,841	90,560	189,023		191,127	159,771	90,911	—	877,755
Construction - C&I (owner occupied)
Pass	14,816	8,160	11,810	33,854		653	34,679	6,507	—	110,479
Total	14,816	8,160	11,810	33,854		653	34,679	6,507	—	110,479
Home equity
Pass	1,747	—	—	98		551	—	48,378	906	51,680
Substandard	—	—	41	—		—	—	61	—	102
Total	1,747	—	41	98		551	—	48,439	906	51,782
Other consumer
Pass	4	—	—	—		—	126	1,561	3	1,694
Substandard	—	—	—	—		—	—	—	50	50
Total	4	—	—	—		—	126	1,561	53	1,744
YTD Gross Charge-offs	(3)	—	—	—		—	—	(75)	—	(78)
Total Recorded Investment	$1,906,535	$778,256	$763,347	$673,719		$1,195,299	$1,139,872	$1,154,332	$24,272	$7,635,632
Total YTD Gross Charge-Offs	$(966)	$(746)	$(725)	$—		$—	$—	$(558)	$—	$(2,995)
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
The table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of March 31, 2023 and December 31, 2022:

(dollars in thousands, except amount in the footnote)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
March 31, 2023
Commercial	$778	$524	$—	$1,302	$1,479,387	$2,294	$1,482,983
PPP loans	—	—	—	—	709	—	709
Income producing - commercial real estate (1)	14,018	—	—	14,018	3,954,885	2,000	3,970,903
Owner occupied - commercial real estate	—	279	—	279	1,095,406	14	1,095,699
Real estate mortgage - residential	—	—	—	—	71,762	1,915	73,677
Construction - commercial and residential	—	—	—	—	948,344	533	948,877
Construction - C&I (owner occupied)	—	—	—	—	109,013	—	109,013
Home equity	48	—	—	48	53,781	—	53,829
Other consumer	—	—	—	—	1,986	—	1,986
Total	$14,844	$803	$—	$15,647	$7,715,273	$6,756	$7,737,676

December 31, 2022
Commercial	$697	$643	$—	$1,340	$1,483,521	$2,488	$1,487,349
PPP loans	—	—	—	—	3,256	—	3,256
Income producing - commercial real estate	—	—	—	—	3,917,941	2,000	3,919,941
Owner occupied - commercial real estate	—	279	—	279	1,110,029	17	1,110,325
Real estate mortgage – residential	—	—	—	—	71,088	1,913	73,001
Construction - commercial and residential	531	—	—	531	877,224	—	877,755
Construction - C&I (owner occupied)	—	—	—	—	110,479	—	110,479
Home equity	—	52	—	52	51,730	—	51,782
Other consumer	—	1	—	1	1,693	50	1,744
Total	$1,228	$975	$—	$2,203	$7,626,961	$6,468	$7,635,632
(1)The increase in the 30-59 days past due category in the income producing - commercial real estate loans is one credit for $14.0 million which became past due in the first quarter of 2023, and was brought current in April 2023.
The following presents the nonaccrual loans as of March 31, 2023 and December 31, 2022:

(dollars in thousands, except amounts in footnotes)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
March 31, 2023
Commercial	$91	$2,203	$2,294
Income producing - commercial real estate	—	2,000	2,000
Owner occupied - commercial real estate	14	—	14
Real estate mortgage - residential	—	1,915	1,915
Construction - commercial and residential	—	533	533
Total (1)	$105	$6,651	$6,756

December 31, 2022
Commercial	$101	$2,387	$2,488
Income producing - commercial real estate	—	2,000	2,000
Owner occupied - commercial real estate	17	—	17
Real estate mortgage - residential	—	1,913	1,913
Other consumer	—	50	50
Total (1)	$118	$6,350	$6,468
(1)Gross interest income of $182 thousand and approximately $325 thousand would have been recorded for the three months ended March 31, 2023 and 2022, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while no interest income was actually recorded on such loans for the three months ended March 31, 2023 and 2022. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.
Modifications with Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2023, which eliminates the recognition and measurement of a TDR. Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulties that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are for modifications which have a direct impact on cash flows.
The Company may offer various types of modifications when restructuring a loan. Commercial and industrial loans modified in a loan restructuring often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested.
Commercial mortgage and construction loans modified in a loan restructuring often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a loan restructuring may also involve extending the interest-only payment period.
Loans modified in a loan restructuring for the Company may have the financial effect of increasing the specific allowance associated with the loan. An allowance for consumer and commercial loans that have been modified in a loan restructuring is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.
Commercial and consumer loans modified in a loan restructuring are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a loan restructuring subsequently default, the Company evaluates the loan for possible further loss. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.
None of the loans that were restructured in the three months ended March 31, 2023, experienced any subsequent payment defaults.
The following table presents the amortized cost basis of loan restructurings at March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023.

(dollars in thousands)	Principal Forgiveness	Term Extension	Combination Term Extension and Principal Payment Delay	Weighted Average Term Extension	Interest Rate Reduction	Restructured Loans/Total Loan Portfolio
Accruing Restructured Loans
Commercial	$—	$21,744	$—	3 months	$—	0.3%
Income producing - commercial real estate	—	7,211	60,139	4 months	—	0.9%
Owner occupied - commercial real estate	—	—	19,170	3 months	—	0.2%
Total	$—	$28,955	$79,309		$—	1.4%
The following presents the performance of loans restructured to borrowers experiencing financial difficulty by class of loan during the three months ended March 31, 2023:

	Payment Status (Amortized Cost Basis)	Payment Status (Amortized Cost Basis)
(dollars in thousands)		Current	30-89 Days Past Due	90+ Days Past Due
Accruing Restructured Loans
Commercial		$21,744	$—	$—
Income producing - commercial real estate		67,350	—	—
Owner occupied - commercial real estate		19,170	—	—
Total		$108,264	$—	$—
There were no non-accrual loans modified during the three months ended March 31, 2023.
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
As of March 31, 2023 and December 31, 2022, the Company had $23.1 million and $24.5 million of operating lease ROU assets, respectively, and $27.6 million and $29.3 million of operating lease liabilities, respectively, on the Company's Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
The leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in ROU assets and lease liabilities.
As of March 31, 2023, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company's ability to incur additional financial obligations. During the three months ended March 31, 2023, the Company did not enter into new leases or renew or extend any leases. The Company had one lease expire during that period.

The following table presents lease costs and other lease information.

	Three Months Ended
(dollars in thousands)	March 31, 2023		March 31, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,716		$1,840
Variable lease cost (cost excluded from lease payments)	256		231
Sublease income	(30)		(87)
Net lease cost	$1,942		$1,984

Operating lease - operating cash flows (fixed payments)	$1,859		$1,820

(dollars in thousands)	March 31, 2023		December 31, 2022
Operating lease right-of-use assets	$23,060		$24,544
Operating lease liabilities	$27,634		$29,267
Weighted average lease term - operating leases	5.34	yrs	5.50	yrs
Weighted average discount rate - operating leases	2.87%		2.91%
Future minimum payments for operating leases with initial or remaining terms of more than one year as of March 31, 2023 were as follows:

(dollars in thousands)
Twelve months ended:
March 31, 2024	$5,339
March 31, 2025	6,880
March 31, 2026	5,987
March 31, 2027	2,894
March 31, 2028	2,502
Thereafter	5,776
Total future minimum lease payments	29,378
Amounts representing interest	(1,744)
Present value of net future minimum lease payments	$27,634
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
Interest Rate Products
Interest rate derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate caps and swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net market risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
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
Mortgage Banking Derivatives
The Company commenced the cessation of first lien residential mortgage origination for secondary sale during the three months ended March 31, 2023. The Company expects to complete residual origination and sales activities as of the end of the third quarter of 2023.
As part of its mortgage banking activities, the Bank entered into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of MBS. Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Bank determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.
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

The table below identifies the balance sheet category and fair value of the Company's derivative instruments as of March 31, 2023 and December 31, 2022. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement at March 31, 2023, it could have been required to settle its obligations under the agreement at the termination value.

	March 31, 2023			December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments in an asset position
Interest rate product	$401,890	$25,844	Other assets	$396,024	$31,039	Other assets
Mortgage banking derivatives	2,188	29	Other assets	6,963	93	Other assets
Total	$404,078	$25,873		$402,987	$31,132

Derivatives not designated as hedging instruments in a liability position
Interest rate product	$401,890	$25,218	Other liabilities	$396,024	$30,065	Other liabilities
Credit risk participation agreements	25,770	3	Other liabilities	25,902	2	Other liabilities
Total	$427,660	25,221		$421,926	30,067
Cash and other collateral posted		—			—
Net derivatives in a liability position		$25,221			$30,067

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of income for the three months ended March 31, 2023 and 2022:

The Effect of Derivatives Not Designated as Hedging Instruments in the Consolidated Statements of Income
		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
(dollars in thousands)		2023	2022
Interest rate products	Other income / (other expense)	$(350)	$250
Mortgage banking derivatives	Gain on sale of loans	(64)	209
Total		$(414)	$459

Note 7. Deposits
The following table provides information regarding the Bank’s deposit composition at March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Noninterest bearing demand	$2,247,706	$3,150,751
Interest bearing transaction	907,637	1,138,235
Savings and money market	2,970,093	3,640,697
Time deposits	1,337,805	783,499
Total	$7,463,241	$8,713,182

The remaining maturity of time deposits at March 31, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
2023	$564,913	$463,393
2024	413,794	152,898
2025	276,542	157,320
2026	73,364	2,628
2027	4,379	4,130
2028	4,813	3,130
Thereafter	—	—
Total	$1,337,805	$783,499

(dollars in thousands)	March 31, 2023	December 31, 2022
Three months or less	$131,277	$159,820
More than three months through six months	233,638	99,044
More than six months through twelve months	359,145	204,529
Over twelve months	613,745	320,106
Total	$1,337,805	$783,499
As of March 31, 2023 and December 31, 2022, time deposit accounts in excess of $250 thousand were as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Three months or less	$45,926	$87,959
More than three months through six months	144,356	51,746
More than six months through twelve months	249,832	108,877
Over twelve months	560,763	269,200
Total	$1,000,877	$517,782
At March 31, 2023, total brokered deposits (excluding the CDARS and ICS two-way) were $2.1 billion, or 28.5% of total deposits. At December 31, 2022, total deposits included $2.3 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 26.5% of total deposits.

Note 8. Borrowings
The following table summarizes the Company’s borrowings, which include repurchase agreements with the Company’s customers, short-term borrowings and long-term borrowings, at March 31, 2023 and December 31, 2022:

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)(2)	Maturity Dates	Interest Rates (3)
March 31, 2023:
Customer repurchase agreements	$37,854	$—	$37,854	$—	N/A	3.27%

Short-term borrowings:
FHLB secured borrowings	1,313,801	—	1,313,801	653,946	May 24, 2023 - December 1, 2023	5.06%
FRB:
BTFP secured borrowings	800,000	—	800,000	37,182	March 26, 2024	4.38%
Discount window secured borrowings	—	—	—	606,201	N/A	N/A
Raymond James repurchase agreement	—	—	—	18,050	N/A	N/A
Total	2,113,801	—	2,113,801	1,315,379

Long-term borrowings:
Subordinated notes, 5.75%	70,000	(175)	69,825	—	September 1, 2024	5.75%
Total borrowings	$2,221,655	$(175)	$2,221,480	$1,315,379

December 31, 2022:
Customer repurchase agreements	$35,100	$—	$35,100	$—	N/A	2.94%

Short-term borrowings:
FHLB secured borrowings	975,001	—	975,001	145,104	December 1, 2023	4.57%
FRB discount window secured borrowings	—	—	—	607,405	N/A	N/A
Total	975,001	—	975,001	752,509

Long-term borrowings:
Subordinated notes, 5.75%	70,000	(206)	69,794	—	September 1, 2024	5.75%
Total borrowings	$1,080,101	$(206)	$1,079,895	$752,509
(1)Available capacity on the Company's short-term borrowing arrangements with the FHLB, the FRB's BTFP program and the Raymond James repurchase line comprise pledged collateral that has not been borrowed against. At March 31, 2023, the Company had total additional undrawn borrowing capacity of approximately $1.7 billion, comprising unencumbered securities available to be pledged of approximately $1.1 billion and undrawn financing on pledged assets of $709.2 million, including $653.9 million with the FHLB, $37.2 million with the BTFP and $18.1 million with Raymond James.
(2)As part of the Company's agreement governing its participation in the BTFP program and the Raymond James repurchase agreement, the borrowing capacity is determined based on the principal balance of the pledged assets.
(3)Represent the weighted average interest rate on customer repurchase agreements and the short-term borrowings outstanding and the coupon interest rate on the subordinated notes, which approximates the effective interest rate.
The Company’s repurchase agreements operate on a rolling basis and do not contain contractual maturity dates. The contractual maturity dates on FHLB secured borrowings represent the maturity dates of current advances and are not evidence of a termination date on the line.
There are no prepayment penalties nor unused commitment fees on any of the Company’s borrowing arrangements.

Bank Term Funding Program (“BTFP”)
On March 12, 2023, the FRB, Department of Treasury and the FDIC issued a joint statement outlining actions they had taken to protect the U.S. economy by strengthening public confidence in the banking system as a result of and in response to recently announced bank closures. Among other actions, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new BTFP. The BTFP provides eligible depository institutions, including the Company's subsidiary bank, EagleBank, an additional source of liquidity.
Borrowings are funded based on a percentage of the principal of eligible collateral posted, as defined within the terms of the program. Interest is payable at a fixed rate over the term of the borrowing and there are no prepayment penalties. The program is expected to continue until at least March 2024.
Subordinated Notes
On August 5, 2014, the Company completed the sale of $70.0 million of its 5.75% subordinated notes, due September 1, 2024 (the "2024 Notes"). The 2024 Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $68.8 million which included $1.2 million in deferred financing costs, which are being amortized over the life of the 2024 Notes.
Note 9. Net Income per Common Share
The calculation of net income per common share for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2023	2022
Basic:
Net income	$24,234	$45,744
Average common shares outstanding	31,109	32,033
Basic net income per common share	$0.78	$1.43

Diluted:
Net income	$24,234	$45,744
Average common shares outstanding	31,109	32,033
Adjustment for common share equivalents	71	77
Average common shares outstanding-diluted	31,180	32,110
Diluted net income per common share	$0.78	$1.42

Anti-dilutive shares	3	—

Note 10. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income for the three months ended March 31, 2023 and 2022.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2023
Net unrealized gain (loss) on securities available-for-sale	$24,039	$(6,103)	$17,936
Less: Reclassification adjustment for net loss (gain) included in net income	21	(5)	16
Total unrealized gain (loss) on investment securities available-for-sale	24,060	(6,108)	17,952
Amortization of unrealized loss on securities transferred to held-to-maturity	1,983	(1,342)	641
Total unrealized loss recognized on investment securities held-to-maturity	1,983	(1,342)	641
Other comprehensive income (loss)	$26,043	$(7,450)	$18,593

Three Months Ended March 31, 2022
Net unrealized (loss) gain on securities available-for-sale	$(79,227)	$20,821	$(58,406)
Less: reclassification adjustment for net loss (gain) included in net income	25	(6)	19
Total unrealized (loss) gain on investment securities available-for-sale	(79,202)	20,815	(58,387)
Net unrealized (loss) gain on securities held-to-maturity	(66,193)	17,098	(49,095)
Total unrealized (loss) gain recognized on investment securities held-to-maturity	(66,193)	17,098	(49,095)
Other comprehensive (loss) income	$(145,395)	$37,913	$(107,482)
The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2023 and 2022.

(dollars in thousands)	Securities Available-For-Sale	Securities Held-to-Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2023
Balance at beginning of period	$(154,773)	$(44,734)	$—	$(199,507)
Other comprehensive income before reclassifications	17,936	—	—	17,936
Amounts reclassified from accumulated other comprehensive income	16	—	—	16
Amortization of unrealized loss on securities transferred to held-to-maturity	—	641	—	641
Net other comprehensive income during period	17,952	641	—	18,593
Balance at end of period	$(136,821)	$(44,093)	$—	$(180,914)

Three Months Ended March 31, 2022
Balance at beginning of period	$(13,958)	$—	$(284)	$(14,242)
Other comprehensive (loss) before reclassifications	(58,406)	(49,095)	—	(107,501)
Amounts reclassified from accumulated other comprehensive income	19	—	—	19
Net other comprehensive (loss) during period	(58,387)	(49,095)	—	(107,482)
Balance at end of period	$(72,345)	$(49,095)	$(284)	$(121,724)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
	Three Months Ended March 31,		Affected Line Item in Consolidated Statements of Income
(dollars in thousands)	2023	2022
Realized loss on sale of investment securities	$(21)	$(25)	Net loss on sale of investment securities
Income tax benefit (expense)	5	6	Income tax expense
Total reclassifications for the periods	$(16)	$(19)
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
Level 2    Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or inputs that can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency securities, corporate debt securities, derivative instruments, and residential mortgage loans held for sale.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2023
Assets:
Investment securities available-for-sale:
U.S treasury bonds	$—	$46,931	$—	$46,931
U. S. agency securities	—	674,467	—	674,467
Residential mortgage-backed securities	—	800,242	—	800,242
Commercial mortgage-backed securities	—	50,282	—	50,282
Municipal bonds	—	8,482	—	8,482
Corporate bonds	—	1,781	—	1,781
Loans held for sale	—	6,488	—	6,488
Interest rate derivatives	—	25,844	—	25,844
Mortgage banking derivatives	—	—	29	29
Total assets measured at fair value on a recurring basis	$—	$1,614,517	$29	$1,614,546
Liabilities:
Credit risk participation agreements	—	3	—	3
Interest rate derivatives	—	25,218	—	25,218
Total liabilities measured at fair value on a recurring basis	$—	$25,221	$—	$25,221

December 31, 2022
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$46,326	$—	$46,326
U. S. agency securities	—	669,728	—	669,728
Residential mortgage-backed securities	—	820,502	—	820,502
Commercial mortgage-backed securities	—	50,214	—	50,214
Municipal bonds	—	10,088	—	10,088
Corporate bonds	—	1,808	—	1,808
Loans held for sale	—	6,734	—	6,734
Interest rate caps	—	31,039	—	31,039
Mortgage banking derivatives	—	—	93	93
Total assets measured at fair value on a recurring basis	$—	$1,636,439	$93	$1,636,532
Liabilities:
Credit risk participation agreements	$—	$2	$—	$2
Interest rate derivatives	—	30,065	—	30,065
Total liabilities measured at fair value on a recurring basis	$—	$30,067	$—	$30,067

Investment securities available-for-sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include certain U.S. treasury, U.S. Government and agency securities that actively traded in over-the-counter markets. Level 2 securities includes certain U.S. treasury bonds, U.S. agency debt securities, mortgage-backed securities issued by Government Sponsored Entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, for which the carrying amounts approximate the fair value.
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
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of March 31, 2023 and December 31, 2022.

(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2023
Loans held for sale	$6,488	$6,517	$(29)
December 31, 2022
Loans held for sale	$6,734	$6,775	$(41)
There were no residential mortgage loans held for sale that were 90 or more days past due or on nonaccrual status as of March 31, 2023 or December 31, 2022.
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
Interest rate derivatives: The Company entered into an interest rate derivative agreement with an institutional counterparty, under which the Company will receive cash if and when market rates exceed the derivatives strike rate. The fair value of the derivative is calculated by determining the total expected asset or liability exposure of the derivative. Total expected exposure incorporates both the current and potential future exposure of the derivative, derived from using observable inputs, such as yield curves and volatilities. Accordingly, the derivative falls within Level 2.
Mortgage banking derivatives for loans settled on a mandatory basis: The Company commenced the cessation of first lien residential mortgage origination for secondary sale during the three months ended March 31, 2023. The Company expects to complete residual origination and sales activities as of the end of the third quarter of 2023. While the Company had mortgage banking derivatives in 2023 and 2022, the Company does not expect to have any of these derivatives by the end of the third quarter 2023.
The Company relied on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a Level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale requires grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e. an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

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
The following is a reconciliation of activity for assets measured at fair value based on Significant Other Unobservable Inputs (Level 3):

(dollars in thousands)	Investment Securities Available-for-Sale	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2023	$—	$93	$93
Realized loss included in earnings	—	(64)	(64)
Ending balance at March 31, 2023	$—	$29	$29

(dollars in thousands)	Investment Securities Available-for-Sale	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2022	$10,000	$636	$10,636
Realized loss included in earnings	—	(543)	(543)
Reclassified to investment securities held-to-maturity	(10,000)	—	(10,000)
Ending balance at December 31, 2022	$—	$93	$93
For Level 3 assets measured at fair value on a recurring or nonrecurring basis as of March 31, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

		March 31, 2023				December 31, 2022
(dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value	Weighted Average (1)	Range	Fair Value
Mortgage banking derivatives	Pricing Model	Pull Through Rate	61.3% - 100.0%	64.90%	$29	83.80%	83.8% - 100%	$93
(1)Unobservable inputs for mortgage banking derivatives were weighted by loan amount.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company measures certain assets at fair value on a nonrecurring basis, and the following is a general description of the methods used to value such assets.
At March 31, 2023, substantially all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e. those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.

Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2023
Individually assessed loans:
Commercial	$—	$—	$1,826	$1,826
Income producing - commercial real estate	—	—	2,773	2,773
Owner occupied - commercial real estate	—	—	19,184	19,184
Real estate mortgage - residential	—	—	1,404	1,404
Construction - commercial and residential	—	—	396	396
Other real estate owned	—	—	1,962	1,962
Total assets measured at fair value on a nonrecurring basis as of March 31, 2023	$—	$—	$27,545	$27,545

December 31, 2022
Individually assessed loans:
Commercial	$—	$—	$1,790	$1,790
Income producing - commercial real estate	—	—	3,131	3,131
Owner occupied - commercial real estate	—	—	19,187	19,187
Real estate mortgage - residential	—	—	1,404	1,404
Construction - commercial and residential	—	—	3	3
Other real estate owned	—	—	1,962	1,962
Total assets measured at fair value on a nonrecurring basis as of December 31, 2022	$—	$—	$27,477	$27,477
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

The estimated fair value of the Company's financial instruments at March 31, 2023 and December 31, 2022 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
March 31, 2023
Assets
Cash and due from banks	$9,940	$9,940	$9,940	$—	$—
Federal funds sold	3,746	3,746	—	3,746	—
Interest bearing deposits with other banks	159,078	159,078	—	159,078	—
Investment securities available-for-sale	1,582,185	1,582,185	—	1,582,185	—
Investment securities held-to-maturity	1,075,303	965,786	—	965,786	—
Federal Reserve and Federal Home Loan Bank stock	79,134	N/A	—	—	—
Loans held for sale	6,488	6,488	—	6,488	—
Loans	7,737,676	7,567,583	—	—	7,567,583
Bank owned life insurance	111,217	111,217	—	111,217	—
Annuity investment	13,675	13,675	—	13,675	—
Mortgage banking derivatives	29	29	—	—	29
Interest rate caps	25,844	25,844	—	25,844	—

Liabilities
Noninterest bearing deposits	$2,247,706	$2,247,706	$—	$2,247,706	$—
Interest bearing deposits	3,877,730	3,877,730	—	3,877,730	—
Time deposits	1,337,805	1,324,234	—	1,324,234	—
Customer repurchase agreements	37,854	37,854	—	37,854	—
Borrowings	2,183,626	2,181,709	—	2,181,709	—
Credit risk participation agreement	3	3	—	3	—
Interest rate caps	25,218	25,218	—	25,218	—

December 31, 2022
Assets
Cash and due from banks	$12,655	$12,655	$12,655	$—	$—
Federal funds sold	33,927	33,927	—	33,927	—
Interest bearing deposits with other banks	265,272	265,272	—	265,272	—
Investment securities available-for-sale	1,598,666	1,598,666	—	1,598,666	—
Investment securities held-to-maturity	1,093,374	967,940	—	967,940	—
Federal Reserve and Federal Home Loan Bank stock	65,067	N/A	—	—	—
Loans held for sale	6,734	6,734	—	6,734	—
Loans	7,635,632	7,492,283	—	—	7,492,283
Bank owned life insurance	110,998	110,998	—	110,998	—
Annuity investment	13,869	13,869	—	13,869	—
Mortgage banking derivatives	93	93	—	—	93
Interest rate caps	31,039	31,039	—	31,039	—

Liabilities
Noninterest bearing deposits	$3,150,751	$3,150,751	$—	$3,150,751	$—
Interest bearing deposits	4,778,932	4,778,932	—	4,778,932	—
Time deposits	783,499	777,757	—	777,757	—
Customer repurchase agreements	35,100	35,100	—	35,100	—
Borrowings	1,044,795	1,043,083	—	1,043,083	—
Credit risk participation agreements	2	2	—	2	—
Interest rate caps	30,065	30,065	—	30,065	—

Note 12 - Legal Contingencies
There have been no material changes in the status of the legal, regulatory and governmental proceedings, investigations and inquiries previously disclosed in Part II, Item 8, "Note 21 - Commitments and Contingent Liabilities" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. From time to time, the Company and its subsidiaries are involved in various legal proceedings and regulatory and governmental investigations and inquiries incidental to their business in the ordinary course, including matters in which damages in various amounts are claimed. Such matters may result in legal expenses that could adversely impact the financial condition and results of operations of the Company. The Company had no contingent liabilities outstanding in connection with pending legal matters at March 31, 2023 and December 31, 2022.
As previously disclosed, the Company maintains director and officer insurance policies ("D&O Insurance Policies") that provide coverage for the legal defense costs. When claims are covered by D&O Insurance Policies, the Company records a corresponding receivable against the incurred legal defense cost expense subject to coverage under the D&O Insurance Policies and then eliminates the receivable and expense when the claim is paid. If the D&O Insurance Policies are exhausted, the Company will be responsible for paying the defense costs associated with any investigations and litigations for itself and on behalf of any current and former Officers and Directors entitled to indemnification from the Company. The D&O Insurance Policies for the period from December 2016 to December 2017 have been exhausted. The Company will therefore be responsible for paying any future costs related to matters from that period, including matters that are not currently pending. The Company cannot predict with any certainty the amount of defense costs that the Company may incur in the future in connection with any potential future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company's control.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Eagle Bancorp, Inc. (the "Company") and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Caution About Forward Looking Statements. This report contains forward looking statements. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and are typically identified with words such as “may,” “will,” “can,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “assume,” “probable,” “possible,” “continue,” “should,” “could,” “would,” “strive,” “seeks,” “deem,” “projections,” “forecast,” “consider,” “indicative,” “uncertainty,” “likely,” “unlikely,” “likelihood,” “unknown,” “attributable,” “depends,” “intends,” “generally,” “feel,” “typically,” “judgment,” “subjective” and similar words or phrases. For details on factors that could affect these expectations, see the risk factors contained in this report and the risk factors and other cautionary language included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. These forward looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward looking statements. The Company's past results are not necessarily indicative of future performance, and nothing contained herein is meant to or should be considered and treated as earnings guidance of future quarters' performance projections. All information is as of the date of this report. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward looking statement for any reason.
GENERAL
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through EagleBank (the "Bank"), its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company's primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of fifteen branch offices, including four in Northern Virginia, six in Suburban Maryland, and five in Washington, D.C. The Bank also operates five lending offices, with one in Northern Virginia, three in Suburban Maryland and one in Washington, D.C. In March 2023, we closed our Alexandria, Virginia branch as it had an expiring lease. The branch's clients will be served from other Virginia and D.C. branches, and through digital channels.
The Bank offers a broad range of commercial banking services to its business and professional clients, as well as full service consumer banking services to individuals living and/or working primarily in the Bank's market area. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and money market and savings accounts, business, construction, and commercial loans, consumer loans, and cash management services. The Bank is also active in the origination of Small Business Administration ("SBA") loans.
The Bank made the strategic decision to cease originating first lien residential mortgage loans for secondary sale in the first quarter of 2023, due to diminishing residential mortgage production volumes in the face of a higher interest rate environment and increasing costs associated with regulatory compliance and risk management. The residential mortgage loans were originated for sale to third-party investors subject to compliance with pre-established criteria. The Company currently anticipates that the exit of the residential mortgage origination and secondary sale banking activities will be completed in the third quarter of 2023 following the expected sale of all of the remaining residential mortgage loans held for sale by the end of the third quarter of 2023.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and Note 1 to the Consolidated Financial Statements included in this report. There have been no significant changes to the Company's accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 except as indicated in "Accounting Standards Adopted in 2023" in Note 1 to the Consolidated Financial Statements in this report.
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is subject to impairment testing, which must be conducted at least annually or upon the occurrence of a triggering event. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. If our results of operations remain in line with the first quarter of 2023 or decline or the trading price for our common stock remains significantly below book value per share for a prolonged period, or we experience continued economic uncertainty and stress in the banking sector, the Company will likely be required to conduct an interim goodwill impairment test in 2023, which could result in a material non-cash goodwill impairment.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
Earnings Summary
Net income for the three months ended March 31, 2023 was $24.2 million as compared to $45.7 million for the same period in 2022, a decrease of $21.5 million, or 47.0%.
The decrease in net income of $21.5 million for the three months ended March 31, 2023 relative to the same period in 2022 was due to a decrease net interest income of $5.4 million, an increase in provision for credit losses of $9.0 million, a decrease in noninterest income of $3.8 million and an increase in noninterest expenses of $9.6 million, which was partially offset by a reduction of income tax expense of $7.1 million. Net interest income decreased primarily due to a rapid increase in interest rates impacting deposits and funding costs. The provision increased as the ACL required a reversal in first quarter of 2022 and a provision in the first quarter of 2023. The provision was driven by loan growth and qualitative and economic factors. Non interest income decreased primarily due to a decrease in fees associated with residential loans and a decrease in gain on sale of residential loans. During the three months ended March 31, 2023, the Company closed residential mortgage locked commitments of $32.8 million, down from $136.7 million for the three months ended March 31, 2022. Noninterest expenses increased primarily due to increases in salaries and benefits of $7.2 million and legal and professional fees of $1.7 million. Additional detail is provided in "Noninterest Expense" section below.

Total revenue (i.e. net interest income plus noninterest income) was $78.7 million for the three months ended March 31, 2023 as compared to $87.9 million for the same period in 2022. The most significant portion of revenue is net interest income, which was $75.0 million for the three months ended March 31, 2023, compared to $80.5 million for the same period in 2022. Net interest income decreased primarily due to increased interest rates on deposits and borrowings which was partially offset by an increase in interest income on loans. The primary driver for the reduction in noninterest income was a decrease in gain on sale of residential loans and fees associated with residential mortgage loans.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.77% for the three months ended March 31, 2023 and 2.65% for the same period in 2022. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the three months ended March 31, 2023 decreased to $3.7 million from $7.5 million for the same period in 2022, a 50.4% decrease. Noninterest income was lower due to decreases in gain on sale of residential loans and fees associated with residential mortgage loans. For further information on the components and drivers of these changes see "Noninterest Income" section below.
Gain on sale of loans for the three months ended March 31, 2023 was $305 thousand compared to $1.5 million for the same period in 2022, a decrease of 79.6%. The decline in gains on sale of loan is due to lower volumes as a result of higher interest rates as well as ceasing the origination of residential mortgages as previously announced earlier this quarter.
Other income for the three months ended March 31, 2023 decreased to $1.3 million from $4.1 million for the same period in 2022, a 69.3% decrease. This decrease was primarily attributable to reductions in mortgage servicing fees of $887 thousand, FHA fees of $614 thousand, mark-to-market rate cap of $744 thousand, other loan income of $497 thousand and credit card income of $304 thousand, which were partially offset by an increase in BOLI income of $531 thousand.
Noninterest expense totaled $40.6 million for the three months ended March 31, 2023, as compared to $31.0 million for same period in 2022, a 30.9% increase. The increase in noninterest expense was due to an increase in salaries and benefits of $7.2 million and an increase of $1.7 million in legal and professional fees. See the "Noninterest Expense" section for further detail on the components and drivers of the change.
Income tax expenses were $6.9 million for the three months ended March 31, 2023, a decrease of 50.6%, compared to the same period in 2022. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio was 51.55% for the three months ended March 31, 2023, as compared to 35.28% for the same period in 2022. The adverse change in the efficiency ratio was driven by increased interest expense, an increase in noninterest expense and a reduction in noninterest income.
For the three months ended March 31, 2023, the Company reported an annualized ROAA of 0.86%, as compared to 1.46% for the same period in 2022. The annualized ROACE for the three months ended March 31, 2023 was 7.92% as compared to 13.83% for the same period in 2022. The annualized ROATCE for the three months ended March 31, 2023 was 8.65% as compared to 14.99% for the same period in 2022. The decline in returns was primarily attributable to a reduction in net income. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
Net interest income was $75.0 million for the three months ended March 31, 2023, as compared to $80.5 million for the same period in 2022. Net interest income decreased for the three months ended March 31, 2023 primarily due to increases in average deposit rates (3.63% compared to 0.37% and other short-term borrowings (4.77% compared to 0.67%), which were partially offset by higher average loan balances and yields (6.35% compared to 4.35%) as compared to March 31, 2022.
The net interest margin was 2.77% for the three months ended March 31, 2023 and 2.65% for the same period in 2022. The increase reflects the impact of the change in yields on earning assets which repriced primarily due to rate increases which more than offset the reduction in average interest earning assets and the increase in rates for interest bearing liabilities.

Net interest margin increased by 12 basis points from the first three months of 2022 as compared to the first three months of 2023 (from 2.65% to 2.77%). The yield on earning assets increased by 226 basis points (from 2.91% to 5.17%) while cost of funds increased 214 basis points (from 0.26% to 2.40%). Average interest bearing deposits with other banks and other short term investments were $526.5 million in the three months ended March 31, 2023 compared to $2.4 billion for the same period in 2022. Additionally, average borrowings increased from $346.4 million in the three months ended March 31, 2022 to $1.32 billion in the three months ended March 31, 2023. Overall yields and rates moved higher in the first three months of 2023 as compared to same period in 2022, as variable rate loans adjusted upwards and an increased number of loans moved off their rate floors.
The table below presents the average balances and rates of the major categories of the Company's assets and liabilities for the three months ended March 31, 2023 and 2022. Included in the table are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$526,506	$5,774	4.45%	$2,403,017	$1,057	0.18%
Loans held for sale (1)	4,093	60	5.86%	26,887	219	3.26%
Loans (1) (2)	7,712,023	120,790	6.35%	7,053,701	75,611	4.35%
Investment securities available-for-sale (2)	1,660,258	7,811	1.91%	2,794,681	11,280	1.64%
Investment securities held-to-maturity (2)	1,087,047	5,734	2.14%	24,011	150	2.53%
Federal funds sold	14,890	78	2.12%	24,176	4	0.07%
Total interest earning assets	11,004,817	140,247	5.17%	12,326,473	88,321	2.91%

Total noninterest earning assets	495,889			449,784
Less: allowance for credit losses	74,650			75,105
Total noninterest earning assets	421,239			374,679
TOTAL ASSETS	$11,426,056			$12,701,152

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$1,065,421	$6,107	2.32%	$754,833	$322	0.17%
Savings and money market	3,326,807	33,274	4.06%	5,476,721	3,723	0.28%
Time deposits	1,078,227	9,573	3.60%	722,646	2,314	1.30%
Total interest bearing deposits	5,470,455	48,954	3.63%	6,954,200	6,359	0.37%
Customer repurchase agreements	38,257	302	3.20%	25,628	13	0.21%
Other short-term borrowings	1,251,392	14,930	4.77%	276,669	460	0.67%
Long-term borrowings	69,814	1,037	5.94%	69,690	1,037	5.95%
Total interest bearing liabilities	6,829,918	65,223	3.87%	7,326,187	7,869	0.44%

Noninterest bearing liabilities:
Noninterest bearing demand	3,263,670			3,920,776
Other liabilities	91,490			112,404
Total noninterest bearing liabilities	3,355,160			4,033,180

Shareholders' Equity	1,240,978			1,341,785
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,426,056			$12,701,152

Net interest income		$75,024			$80,452
Net interest spread			1.30%			2.47%
Net interest margin			2.77%			2.65%
Cost of funds			2.40%			0.26%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.71 million and $3.68 million for the three months ended March 31, 2023 and 2022, respectively.
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

	Three Months Ended March 31, 2023 Compared With Three Months Ended March 31, 2022
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$7,057	$38,122	$45,179
Loans held for sale	(186)	27	(159)
Investment securities available-for-sale	(4,579)	1,110	(3,469)
Investment securities held-to-maturity	6,641	(1,057)	5,584
Interest bearing bank deposits	(825)	5,542	4,717
Federal funds sold	(2)	76	74
Total interest income	8,106	43,820	51,926

Interest paid on
Interest bearing transaction	132	5,653	5,785
Savings and money market	(1,461)	31,012	29,551
Time deposits	1,139	6,120	7,259
Customer repurchase agreements	6	283	289
Other borrowings	1,623	12,847	14,470
Total interest expense	1,439	55,915	57,354

Net interest income	$6,667	$(12,095)	$(5,428)
Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL on loans and the ACL on available-for-sale and held-to-maturity investment securities. The amount of the ACL on loans is based on management's assessment of current expected credit losses in the portfolio. Those factors include historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank.
The provision for unfunded commitments is presented separately on the consolidated statements of income. This provision considers the probability that unfunded commitments will fund among other factors.
Management has developed a comprehensive analytical process to monitor the adequacy of the ACL. The ACL is estimated using a CECL model. Our methodology for determining our allowance was developed utilizing, among other factors, the guidance from federal banking regulatory agencies, relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The process is being continually enhanced and refined based on periodic reviews. The maintenance of a high quality loan portfolio, with an adequate ACL, will continue to be a primary management objective for the Company.
We develop our estimate of the ACL from several sources: (i) a quantitative model that determines expected credit losses using a probability of default ("PD") / Loss Given Default ("LGD") cash flow methodology, using internal and third-party provided peer historical loss data and adjustments to account for loan-specific risk characteristics after pooling our loan portfolio based on similar risk characteristics, i.e., call codes; (ii) individual evaluation of any loans that exhibit evidence of credit deterioration, excluded from the quantitative model; and (iii) the application of qualitative and environmental factors as determined by management.

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
During the three months ended March 31, 2023, the ACL on loans reflected a provision of $4.9 million and $975 thousand in net charge-offs. The provision for credit losses on loans for the same period in 2022 reflected a reversal of $3.0 million and $459 thousand in net charge-offs. For the first three months of 2023, the provisions were primarily driven by adjustments to the qualitative components of the CECL model owing to the high inflationary environment and the related uncertainty and impacts on the broader economy, changes in the qualitative and economic ("Q&E") component of the model associated with commercial real estate office properties, as well as the increase in total loans. The increases were offset by improvements in the quality of the assets associated with individually assessed loans that were deemed impaired. The reversal in the same period in 2022 was driven by the improved macroeconomic outlook, improvement of credits in the loan portfolio.
Additionally, the ACL on securities reflected a provision of $1.3 million of the total first quarter 2023 provision related to several corporate bonds in the securities portfolio.
At March 31, 2023, the ACL for loans represented 1.01% of loans outstanding, as compared to 0.97% at December 31, 2022. The ACL represented 1,160% of nonperforming loans at March 31, 2023, as compared to 1,151% at December 31, 2022.
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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance at beginning of period	$74,444	$74,965
Charge-offs:
Commercial	(868)	(514)
Construction - commercial and residential	(136)	—
Other consumer	(50)	—
Total charge-offs	(1,054)	(514)
Recoveries:
Commercial	76	54
Other consumer	3	1
Total recoveries	79	55
Net charge-offs	(975)	(459)
Provision for (reversal of) credit losses- loans	4,908	(3,001)
Balance at end of period	$78,377	$71,505

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.03%
The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2023			December 31, 2022
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$15,775	20%	19%	$15,655	21%	19%
Income producing - commercial real estate	38,140	49%	51%	35,688	48%	51%
Owner occupied - commercial real estate	12,457	16%	14%	12,702	17%	15%
Real estate mortgage - residential	1,002	1%	1%	969	1%	1%
Construction - commercial and residential	10,383	13%	14%	8,801	12%	12%
Home equity	593	1%	1%	555	1%	1%
Other consumer	27	—%	—%	74	—%	1%
Total allowance	$78,377	100%	100%	$74,444	100%	100%
Nonperforming Assets
As shown in the table below, the Company's level of nonperforming assets, which comprise loans delinquent 90 days or more and nonaccrual loans, which include the nonperforming portion of loan restructurings and OREO, totaled $8.7 million at March 31, 2023 representing 0.08% of total assets, as compared to $8.4 million of nonperforming assets, or 0.08% of total assets, at December 31, 2022.
At March 31, 2023, the Company had no accruing loans 90 days or more past due. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.01% of total loans at March 31, 2023, is adequate to absorb expected credit losses within the loan portfolio at that date.

On January 1, 2023, the Company adopted the accounting guidance in ASU No. 2022-02, which eliminates the recognition and measurement of a troubled debt restructuring ("TDR"). Due to the removal of the TDR designation, the Company evaluates loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. A loan that is considered a restructured loan may be subject to an individually evaluated loan analysis if the commitment is $1.0 million or greater; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status, foreclosure or repossession of the collateral to minimize economic loss to the Company.
During the first quarter of 2023, the Bank had seven new loan restructurings totaling approximately $108.3 million (1.4% of the loan portfolio). These loans received extensions of three to twelve months, and are performing under their modified terms.
Commercial and consumer loans modified in a loan restructuring are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a loan restructuring subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.
Total nonperforming loans amounted to $6.8 million at March 31, 2023 (0.09% of total loans) compared to $6.5 million at December 31, 2022 (0.08% of total loans).
OREO properties are carried at the lower of cost or fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. OREO properties had a lower of cost or fair market value of $2.0 million at March 31, 2023 and December 31, 2022. There were no sales of OREO property during the three months ended March 31, 2023 or March 31, 2022.
The following table shows the amounts of nonperforming assets at the dates indicated.

(dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual Loans:
Commercial	$2,294	$2,488
Income producing - commercial real estate	2,000	2,000
Owner occupied - commercial real estate	14	17
Real estate mortgage - residential	1,915	1,913
Construction - commercial and residential	533	—
Other consumer	—	50
Accruing loans-past due 90 days	—	—
Total nonperforming loans	6,756	6,468
Other real estate owned	1,962	1,962
Total nonperforming assets	$8,718	$8,430

Coverage ratio, allowance for credit losses to total nonperforming loans	1,160%	1,151%
Ratio of nonperforming loans to total loans	0.09%	0.08%
Ratio of nonperforming assets to total assets	0.08%	0.08%
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At March 31, 2023, there were $88.0 million of Substandard loans. Substandard loans are considered potential or actual problem loans due to known information about possible or actual credit problems which causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in the reclassification to the past due, nonaccrual or restructured loan categories, as appropriate. Based upon their status as potential or actual problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.
Noninterest Income
Total noninterest income includes service charges on deposits, gain on sale of loans, gains and losses on sale of investment securities, FHA multi-family income, income from bank owned life insurance ("BOLI") and other income.
Total noninterest income for the three months ended March 31, 2023 decreased to $3.7 million from $7.5 million for the three months ended March 31, 2022, a 50.4% decrease.
Service charges on deposits for the three months ended March 31, 2023 increased to $1.5 million from $1.3 million for the three months ended March 31, 2022
Gain on sale of loans for the three months ended March 31, 2023 decreased to $305 thousand from $1.5 million for the three months ended March 31, 2022, a 79.6% decrease. This decrease was primarily driven by a reduction in the volume of residential mortgage loan commitments. Residential mortgage loan locked commitments were $32.8 million for the three months ended March 31, 2023 as compared to $136.7 million for the same period in 2022, a 76.0% decrease.
The Company commenced the cessation of first lien residential mortgage origination for secondary sale during the three months ended March 31, 2023. The residential mortgage loans were originated for sale to third-party investors subject to compliance with pre-established criteria. The Company currently anticipates that the exit of the residential mortgage origination and secondary sale banking activities will be completed in the third quarter of 2023 following the expected sale of all of the remaining residential mortgage loans held for sale by the end of the third quarter of 2023.
For the three months ended March 31, 2023, the loss on the sale of investments was $21 thousand compared to a loss of $25 thousand for the three months ended March 31, 2022. The loss was due to the sale of 12 securities for a loss of $26 thousand which was partially offset by $5 thousand in gains on partial calls.
Other income for the three months ended March 31, 2023 decreased to $1.3 million from $4.1 million for the three months ended March 31, 2022, a 69.3% decrease. This decrease was primarily attributable to reductions in mortgage servicing fees of $887 thousand, FHA fees of $614 thousand, mark-to-market rate cap of $744 thousand, other loan income of $497 thousand and credit card income of $304 thousand, which was partially offset by an increase of BOLI income of $531 thousand.
Servicing agreements relating to the Ginnie Mae mortgage-backed securities program require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company will generally recover funds advanced pursuant to these arrangements under the FHA insurance and guarantee program. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. To the extent the mortgage loans underlying the Company's servicing portfolio experience delinquencies, the Company would be required to dedicate cash resources to comply with its obligation to advance funds, as well as incur additional administrative costs related to increases in collection efforts.
The Company is a long-time originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. There was $45 thousand of income from this source for the three months ended March 31, 2023 compared to $181 thousand for the three months ended March 31, 2022. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, FDIC insurance, and other expenses.
Total noninterest expense totaled $40.6 million for the three months ended March 31, 2023, as compared to $31.0 million for the three months ended March 31, 2022, a 30.9% increase.

Salaries and employee benefits were $24.2 million for the three months ended March 31, 2023, as compared to $17.0 million for the same period in 2022, an increase of $7.2 million or 42.0%. The primary reason for the difference between quarters was the one-time accrual reduction in the first three months of 2022 of $5.0 million related to stock-based compensation awards and deferred compensation for our former CEO and Chairman. At March 31, 2023, the Company's full time equivalent staff numbered 486 as compared to 509 at March 31, 2022.
Premises and equipment for the three months ended March 31, 2023 and 2022, were $3.3 million compared to $3.1 million, respectively, of which premises expenses were $2.8 million compared to $2.6 million, respectively.
Marketing and advertising expenses totaled $636 thousand for the three months ended March 31, 2023 and $1.1 million for the same period in 2022. The decrease for the three month period was due to a reduction in advertising and promotions.
Data processing expenses were $3.1 million for the three months ended March 31, 2023, compared to $2.9 million for the same period in 2022.
Legal, accounting and professional fees were $3.3 million for the three months ended March 31, 2023, compared to $1.6 million for the three months ended March 31, 2022, an increase of $1.7 million. Legal fees and expenditures were $1.6 million and $205 thousand for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to a $959 thousand reversal of legal fees receivable relating to the previously settled litigations and investigations as Directors & Officers insurance for the 2016-2017 years was fully depleted.
FDIC insurance expenses were $1.5 million for the three months ended March 31, 2023 compared to $1.1 million for the same period in 2022, a 40.5% increase.
The major components of other expenses include franchise taxes, director compensation and insurance expense. Other expenses increased to $4.6 million for the three months ended March 31, 2023, from $4.3 million for the same period in 2022, an increase of 7.3%.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 51.55% for the first quarter of 2023, as compared to 35.28% for the first quarter of 2022. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The adverse change in the efficiency ratio for the three months ended March 31, 2023 as compared to the same three month period in 2022 was driven by increased interest expense due to higher interest rates and an increase in noninterest expense which is partially associated with the salary accrual reduction in the first quarter of 2022 of $5.0 million related to stock-based compensation awards and deferred compensation for our former CEO and Chairman.
As a percentage of average assets, total noninterest expense (annualized) was 1.44% for the three months ended March 31, 2023 as compared to 0.99% for the same period in 2022. The increase from the first quarter of 2022 was primarily due to the salary accrual reduction in the first quarter of 2022 of $5.0 million related to stock-based compensation awards and deferred compensation for our former CEO and Chairman.
Income Tax Expense
The Company's ratio of income tax expense to pre-tax income ("effective tax rate") for the three months ended March 31, 2023 and 2022 was 22.1% and 23.4%, respectively. The total tax provision for the three months ended March 31, 2023 was $6.9 million, compared to $13.9 million for the three months ended March 31, 2022.
The decreases in the effective tax rate and tax provision over the comparative three months ended March 31, 2023 and 2022 were due to a reduction in earnings before taxes and an update to our apportionment of revenues among the states in which we operate.
The Inflation Reduction Act of 2022 was signed into law by president Biden on August 16, 2022 which makes significant changes to the U.S. tax law, including the introduction of a corporate alternative minimum tax of 15% of the “adjusted financial statement income” of certain domestic corporations as well as a 1% excise tax on the fair market value of stock repurchases by certain domestic corporations, effective for tax years beginning in 2023. The Company currently does not expect the tax-related provisions of the Inflation Reduction Act to have a material impact on our financial results.

FINANCIAL CONDITION
Summary
Total assets at March 31, 2023 and December 31, 2022 were $11.1 billion and $11.2 billion, respectively. The decrease in total assets over the three months ended March 31, 2023 was primarily due to the decrease in total interest-bearing deposits with banks and other short-term investments. The largest component of assets, total loans (excluding loans held for sale), had an amortized cost basis of $7.7 billion at March 31, 2023, a 1.3% increase from the balance at December 31, 2022. The increase in loans over the three months ended March 31, 2023, was driven by growth from CRE loans and commercial and residential construction loans. Additionally, the Bank reduced its PPP loans from $3.3 million at December 31, 2022 to $709 thousand at March 31, 2023 through the forgiveness process. Loans held for sale were $6.5 million at March 31, 2023, compared to $6.7 million at December 31, 2022, a 3.7% decrease due to a decline in production.
Investment securities, at amortized cost net of the allowance for credit losses, totaled $2.8 billion at March 31, 2023 as compared to $2.9 billion at December 31, 2022, a decrease of $58.6 million, or 2%, primarily driven by the pay down of principal on mortgage-backed securities and sales and calls of securities. During the first quarter of 2022, we evaluated our securities portfolio and determined that certain securities will be maintained for the life of the instrument and made a decision to transfer $1.1 billion of securities designated as available-for-sale ("AFS") to held-to-maturity ("HTM"), including $237.0 million of securities acquired in the first quarter of 2022 for which the intention to hold to maturity was finalized. The securities transferred with unrealized losses of $66.2 million, and, as of March 31, 2023, $57.1 million remains in accumulated other comprehensive loss, and will be accreted ratably over the remaining lives of the securities through accumulated other comprehensive loss. The securities transferred were generally municipal bonds, corporate bonds, bonds that qualify for Community Reinvestment Act credit, and mortgage-backed securities with longer final maturity dates. At quarter-end, $1.1 billion, or 40.5% of the securities portfolio, was classified as securities HTM. The fair value of HTM securities was $111.5 million less than carrying value at March 31, 2023 compared to a difference of $125.4 million at December 31, 2022.
In terms of funding, total deposits at March 31, 2023 were $7.5 billion down from $8.7 billion at December 31, 2022, a decline of 14.3%. Total borrowed funds (excluding customer repurchase agreements) were $2.2 billion and $1.0 billion at March 31, 2023 and December 31, 2022, respectively. The increase in borrowings was primarily to meet funding needs, including to fund loan growth, given the decrease in deposits.
Total shareholders' equity was $1.2 billion as of March 31, 2023, and December 31, 2022.
The Company's capital ratios remain substantially in excess of regulatory minimum and buffer requirements. Regulatory ratios based on risk-weighted assets declined from the prior quarter as zero percent-risk weighted cash was moved into higher risk-weighted securities and loans. The total risk based capital ratio was 14.74% at March 31, 2023, as compared to 14.94% at December 31, 2022. The common equity tier 1 ("CET1") risk based capital ratio was 13.75% at March 31, 2023, as compared to 14.03% at December 31, 2022. The tier 1 risk based capital ratio was 13.75% at March 31, 2023, as compared to 14.03% at December 31, 2022. The tier 1 leverage ratio was 11.42% at March 31, 2023, as compared to 11.63% at December 31, 2022.
The ratio of common equity to total assets was 11.20% at March 31, 2023, as compared to 11.02% at December 31, 2022 as common equity levels remained almost constant while total assets decreased as a result of decreases in deposits and other short-term investments over the three months ended March 31, 2023. Book value per share was $39.92 at March 31, 2023, a 1.9% increase over $39.18 at December 31, 2022 owing to adjustments to unrealized losses on investment securities AFS in the period. In addition, the tangible common equity ratio was 10.36% at March 31, 2023, as compared to 10.18% at December 31, 2022. Tangible book value per share was $36.57 at March 31, 2023, a 2.0% decrease from $35.86 at December 31, 2022. At March 31, 2023 and December 31, 2022, excluding the impact of the balance of accumulated other comprehensive losses, adjusted book value per share was $45.73 and $45.54, respectively, and adjusted tangible book value per share was $42.38 and $42.22, respectively. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
In order to be considered well-capitalized, the Bank must have a CET1 risk based capital ratio of 6.5%, a Tier 1 risk-based ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. The Company and the Bank exceed all these requirements and satisfy the capital conservation buffer of 2.5% of CET1 capital. Failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Loan Portfolio
Loans, net of amortized deferred fees and costs, at March 31, 2023 and December 31, 2022 by major category are summarized below.

	March 31, 2023		December 31, 2022
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,482,983	19%	$1,487,349	19%
PPP loans	709	—%	3,256	—%
Income producing - commercial real estate	3,970,903	51%	3,919,941	51%
Owner occupied - commercial real estate	1,095,699	14%	1,110,325	15%
Real estate mortgage - residential	73,677	1%	73,001	1%
Construction - commercial and residential	948,877	13%	877,755	12%
Construction - C&I (owner occupied)	109,013	1%	110,479	1%
Home equity	53,829	1%	51,782	1%
Other consumer	1,986	—%	1,744	—%
Total loans	7,737,676	100%	7,635,632	100%
Less: allowance for credit losses	(78,377)		(74,444)
Net loans (1)	$7,659,299		$7,561,188
(1)Excludes accrued interest receivable of $43.9 million and $43.5 million at March 31, 2023 and December 31, 2022, respectively, which is recorded in other assets.
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
Loans outstanding were $7.7 billion at March 31, 2023, an increase of $102.0 million, or 1.3%, from the balance at December 31, 2022. PPP loans outstanding were $709 thousand at March 31, 2023, a decrease of $2.5 million, or 78.2%, from the $3.3 million outstanding at December 31, 2022.
The loan portfolio continued to grow in the first quarter of 2023, due primarily to our income producing and commercial and residential construction CRE loan originations and fundings. Market interest rates continue to increase in connection with rate increases implemented by the Federal Reserve. Multi-family commercial real estate leasing in the Bank's market area have held up well. Although, commercial real estate values have generally held up well, we continue to be cautious of the capitalization rates at which some assets are trading and as a result we are being cautious with our valuations. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Valuations associated with the moderately priced housing market have generally been increasing albeit at a slower pace. Well-located and Metro-accessible properties continue to garner a premium. We continue to see opportunities for growth in the commercial real estate market; as always we prudently evaluate each of these transactions.
The Company's loan portfolio is substantially concentrated with borrowers or on collateral located in the Washington, D.C. metro area, including "Suburban Washington, D.C.," which comprises Prince George's and Montgomery counties in Maryland and Alexandria, Arlington, Fairfax, Frederick, Loudoun and Prince William counties in Virginia. At March 31, 2023, 50.7%, 32.5%, 5.5% and 11.2% of the loan portfolio, as a percentage of total principal, was concentrated in Suburban Washington, D.C., Washington, D.C., other Maryland counties and other locations in the United States, respectively. At December 31, 2022, 49.5%, 33.3%, 5.8% and 11.5% of the loan portfolio was concentrated in Suburban Washington, D.C., Washington, D.C., other Maryland counties and other locations in the United States, respectively.

The following table sets forth the time to contractual maturity of the loan portfolio as of March 31, 2023:

	March 31, 2023
(dollars in thousands)	Total	One Year or Less	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,482,983	$607,311	$711,872	$160,119	$3,681
PPP loans	709	—	709	—	—
Income producing - commercial real estate	3,970,903	1,384,881	2,104,085	481,937	—
Owner occupied - commercial real estate	1,095,699	54,169	455,676	438,808	147,046
Real estate mortgage - residential	73,677	16,213	42,918	3,286	11,260
Construction - commercial and residential	948,877	489,208	392,370	44,144	23,155
Construction - C&I (owner occupied)	109,013	9,107	10,414	36,351	53,141
Home equity	53,829	4,393	3,764	1,827	43,845
Other consumer	1,986	1,099	235	—	652
Total loans	$7,737,676	$2,566,381	$3,722,043	$1,166,472	$282,780
Loans with:
Predetermined fixed interest rate	$2,855,610	$644,917	$1,432,612	$677,562	$100,519
Floating or Adjustable interest rate	4,882,066	1,921,464	2,289,431	488,910	182,261
Total loans	$7,737,676	$2,566,381	$3,722,043	$1,166,472	$282,780
Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, savings accounts, and certificates of deposits. The deposit base includes transaction accounts, time and savings accounts, which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs, including during periods of high loan demand and seasonal variations in core deposits, the Bank regularly utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms. Additionally, the Bank has participated in borrowing from the BTFP established by Federal Reserve Bank in March 2023.
For the three months ended March 31, 2023, total deposits decreased by $1.2 billion as compared to December 31, 2022. The decline consists of $903.0 million in noninterest bearing deposits and $346.9 million in interest bearing deposits as a result of an increase of disintermediation driven primarily by an increase in interest rates. Deposits have stabilized as of April 30, 2023 compared to March 31, 2023.
No single depositor represented more than 10% of total deposits as of March 31, 2023. The ten largest depositors not associated with brokered pass-through relationships represented approximately 11% of total deposits in the aggregate as of March 31, 2023. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end compared to average deposit balances.

From time to time, when appropriate in order to fund strong loan demand or account for increased deposit outflow, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm and other national brokerage networks, including IntraFi. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (the "CDARS") and the Insured Cash Sweep product ("ICS"), which provide for reciprocal ("two-way") transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The total of reciprocal deposits at March 31, 2023 was $841.8 million (11.3% of total deposits) as compared to $782.2 million (9.0% of total deposits) at December 31, 2022. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to obtain one-way CDARS deposits and participates in IntraFi's Insured Network Deposit ("IND"). The Bank had $702.4 million and $1.1 billion of IND brokered deposits as of March 31, 2023 and December 31, 2022, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks change due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty in obtaining them in the future. In that event we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.
At March 31, 2023 and December 31, 2022, total deposits included $2.1 billion and $2.3 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 28.5% and 26.5% of total deposits, respectively.
At March 31, 2023 and December 31, 2022, total deposits included estimated totals of $3.2 billion and $4.4 billion of uninsured deposits, which represented 43% and 51% of total deposits, respectively. The decrease in the percentage of the Bank's deposits that are uninsured was in part due to customers' increased use of the products facilitated by IntraFi that enable customers to maximize FDIC deposit insurance coverage for their deposits.
At March 31, 2023, the Company had $2.2 billion in noninterest bearing demand deposits, representing 30.1% of total deposits, compared to $3.2 billion of noninterest bearing demand deposits at December 31, 2022, or 36.2% of total deposits. The decrease was primarily attributable to outflows from noninterest bearing deposits and savings/money market accounts which was partially offset by the increase in time deposits. Average noninterest bearing deposits of total deposits for the three months ended March 31, 2023 and 2022 were 37.4% and 36.1%, respectively. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.
As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds that are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $37.9 million at March 31, 2023 compared to $35.1 million at December 31, 2022. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage-backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
At March 31, 2023 the Company had $1.3 billion in time deposits an increase of $554.3 million from year end December 31, 2022. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered certificates of deposits ("CDs") to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning. Throughout the year, the Bank raised rates in most of its time deposit accounts in response to the increased disintermediation of deposits, and the current rate environment with continued rate increases.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had $1.3 billion and $975.0 million, respectively, of FHLB short-term advances borrowed as well as an $800.0 million one year fixed rate advance, maturing on March 26, 2024 from the BTFP as part of the overall asset liability strategy and to support loan growth. Outstanding FHLB advances are secured by collateral consisting of specifically pledged marketable investment securities and a blanket lien on qualifying loans in the Bank's commercial mortgage, residential mortgage and home equity loan portfolios. Outstanding BTFP advances are secured by collateral consisting of specifically pledged qualifying investment securities.
Long-term borrowings outstanding at March 31, 2023 and December 31, 2022 included the Company's August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024.

Liquidity Management
Liquidity is a measure of the Company's and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. Approximately 59% of the Company's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. Investment securities that are classified as held-to-maturity can also be used as collateral to pledge against additional borrowings. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial.
The following table summarizes the Company's secondary sources of liquidity in use and available at March 31, 2023:

(dollars in thousands, except amount in the footnotes)	Secondary Sources of Liquidity in Use	Secondary Sources of Liquidity Available
March 31, 2023:
Unsecured brokered deposits (1)	$1,069,510	$1,688,929
FHLB secured borrowings	1,313,801	653,946
FRB:
BTFP secured borrowings	800,000	37,182
Discount window secured borrowings	—	606,201
Federal funds lines	—	155,000
Customer repurchase agreements	37,854	—
Raymond James repurchase agreement	—	18,050

Unpledged assets: (2)
Interest-bearing deposits with banks	N/A	41,731
Investment securities	N/A	1,075,303
Total	$3,221,165	$4,276,342
(1)The available liquidity from the unsecured brokered deposits represents unsecured funds under one-way CDARS and ICS brokered deposits that would require then current market rates and be dependent on the availability of funds in those networks.
(2)Comprise unencumbered assets that could be liquidated or used as collateral to obtain additional liquidity through debt financing.
The Bank can purchase up to $155 million in federal funds on an unsecured basis from its correspondents, against which there was no outstanding amount at March 31, 2023, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.7 billion, against which there was $53.2 million outstanding at March 31, 2023. The Bank also has custodial agreements with various broker-dealers through IntraFi's IND program which provided $702.4 million of brokered deposits at March 31, 2023. At March 31, 2023, the Bank was also eligible to draw on advances from the FHLB up to $2.0 billion based on assets pledged as collateral to the FHLB, of which there was $1.3 billion outstanding at March 31, 2023. The Bank had posted additional collateral to the FHLB in the first quarter of 2023 to increase its eligibility for advances to meet its ongoing liquidity needs and expects to continue to utilize and expand this source of funding in the future.
In March 2023, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of the BTFP. The BTFP provides eligible depository institutions, including the Bank, an additional source of liquidity. At March 31, 2023, the Bank had eligible collateral and borrowing capacity with the BTFP of $837.2 million on assets that have been pledged, of which $800.0 million was outstanding. This alternative source of liquidity will be utilized for balance sheet optimization. The program permits advances to be requested until March 2024, unless extended by the Federal Reserve Bank. There can be no assurance, however, that the opportunity to further borrow from the BTFP will continue to be available beyond March 2024. Once the BTFP program terminates, we may be required to rely on other, potentially more expensive, sources of liquidity.

The Bank's aggregate borrowing capacity at March 31, 2023 was $1.7 billion which consists of $688.9 million of additional aggregate capacity to borrow from the Federal Home Loan Bank of Atlanta ("FHLB") and Bank Term Funding Program ("BTFP") on assets that have been pledged. The Bank also has unencumbered securities totaling approximately $1.1 billion available for pledging to the FHLB or the BTFP for additional borrowing capacity.
The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB, provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank. This facility, which amounts to approximately $606.2 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.
The loss of deposits through disintermediation is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates from alternative savings and investment sources. The Bank makes competitive deposit interest rate comparisons weekly and makes adjustments from time to time to ensure its interest rate offerings are competitive.
There is, however, a risk that the cost of funds will increase significantly as the Bank competes for deposits or that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run, but the use of such sources may negatively impact our net interest margin and our earnings, as the use of such sources did in the first quarter of 2023, and there can be no assurance that they will be adequate to meet our liquidity needs. However, the market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a rising or high interest rate environment. Most of our noninterest bearing deposits are operating deposits or compensating balances that are held in connection with lending relationships.. The potential outflow of such deposits is a risk unless we pay a more competitive rate of interest on them, which could significantly and negatively impact the Bank’s interest expense and net interest margin, as the transfer of some noninterest-bearing deposits to interest-bearing deposits did in the first quarter of 2023. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The ALCO has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. We maintain a liquid investment portfolio outside of our held-to-maturity investments, including overnight liquidity. In the first three months of 2023, average short term liquidity was $2.2 billion, which is above the Bank's average needs. Secondary sources of liquidity at March 31, 2023 were $4.3 billion, which include the FHLB, BTFP, other insured brokered deposit sweep programs, unpledged securities, Fed funds lines, and the FRB Discount Window. At March 31, 2023, the Company held total unpledged securities with a fair value of $1.1 billion, including $488.8 million of available-for-sale securities and $630.5 million of held-to-maturity securities.
Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit at March 31, 2023 are as follows:

(dollars in thousands)
Unfunded loan commitments	$2,332,199
Unfunded lines of credit	110,355
Letters of credit	93,469
Total	$2,536,023
Unfunded loan commitments are agreements whereby the Bank has made a commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract and the borrower has accepted the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2023, unfunded loan commitments included $2.2 million related to interest rate lock commitments on residential mortgage loans and were of a short-term nature. The pipeline of loan commitments remains strong.

Unfunded lines of credit are agreements to lend to a customer as long as there is no violation of the terms or conditions established in the contract. Lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since lines of credit may expire without being drawn, the total unfunded line of credit amount does not necessarily represent future cash requirements.
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
Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk
A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank's net income is largely dependent on net interest income. The Bank's ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and overseen by the Audit Committee and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows to provide net interest income growth consistent with the Company's profit objectives.
During the three months ended March 31, 2023, the Company was able to produce a net interest margin of 2.77% as compared to 2.65% during the same period in 2022 and continues to manage its overall interest rate risk position.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of mortgage-backed securities. Further, the Company has been principally collecting cash flows off of the investment portfolio to provide liquidity. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. At March 31, 2023, the amortized cost less allowance of the investment portfolio decreased by $58.6 million, or 2.0%, as compared to the balance at December 31, 2022.
The percentage mix of municipal securities was 5% of total investments at March 31, 2023 and December 31, 2022. The portion of the portfolio invested in mortgage-backed securities was 63% at March 31, 2023 and December 31, 2022. The portion of the portfolio invested in U.S. agency investments was 26% and 25% at March 31, 2023 and December 31, 2022, respectively. Shorter duration floating rate corporate bonds were 5% of total investments at March 31, 2023 and December 31, 2022. At March 31, 2023, these corporate bonds included $95.8 million of subordinated debt issued by 23 banking organizations. If any of these banking organizations were to enter into bankruptcy or other insolvency proceedings, we could experience losses that may be material to our results of operations and financial condition. U.S. treasury bonds were 2% of total investments at March 31, 2023 and December 31, 2022. The duration of the investment portfolio decreased to 4.7 years at March 31, 2023 from 4.8 years at December 31, 2022.
The re-pricing duration of the loan portfolio was 13 months at March 31, 2023 and 13 months at December 31, 2022 with fixed rate loans amounting to 37% of total loans at March 31, 2023 and 38% at December 31, 2022. Variable and adjustable rate loans comprised 63% of total loans at March 31, 2023 and 62% at December 31, 2022, respectively. Variable rate loans are generally indexed to either the one month LIBOR interest rate, SOFR, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The duration of the deposit portfolio increased as rates rose, measuring 36 months at March 31, 2023 and 29 months at December 31, 2022.
The net unrealized loss before income tax on the investment securities available-for-sale portfolio was $181.2 million and $205.2 million at March 31, 2023 and December 31, 2022, respectively. The change is primarily due to improved market conditions and related economic factors. At March 31, 2023, the net unrealized loss position represented 10.3% of the investment portfolio's book value.

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
Although the Company has experienced net interest margin compression during the three months ended March 31, 2023, the Company's interest rate risk modeling shows net interest margin expansion in an increasing rate environment. The model's prediction is the result of increases in both interest income on variable and adjustable rate loans and interest expense on its deposit liabilities, based on our funding needs, market conditions and certain contractual obligations with no changes in the mix of assets or liabilities. Interest rate floors on certain of the Company's variable and adjustable rate loans may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded. The weighted average rate of the Company's variable rate loans increased by approximately 41 basis points from December 31, 2022 to March 31, 2023 in connection with the 50 basis points in Fed Funds rate hikes caused by actions taken by the Federal Reserve Bank. At December 31, 2022, the Company had a portfolio of $3.1 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 7.08%. At March 31, 2023, only $233.0 million of loans held by the Company were earning interest at their floor rate, and the majority of those are expected to reset at rates higher than their floor at their next rate reset date. Additionally, the Company’s cost of interest bearing deposits increased by 91 basis points across its interest-bearing deposits, which comprise 70% of its total deposits, at March 31, 2023.
The Company employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, deposit decay rates, and the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100, 200, and 300 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve period from March 31, 2023. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate "ramps" is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.
For the analysis presented below, at March 31, 2023, the simulation assumes a 45 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 0 basis points (compared to a floor of 10 basis points in the same analysis as of March 31, 2022), and assumes a 45 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The Bank does have deposits with contractual terms which means these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall measure of the correlation between deposit costs and market rate changes was approximately 70%.
The Company's analysis at March 31, 2023 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked down 100, 200, and 300 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at March 31, 2023 is 4.7 years, the loan portfolio 1.1 years, the interest bearing deposit portfolio 3.0 years, and the borrowed funds portfolio 0.4 years.

The following table reflects the result of simulation analysis on the March 31, 2023 asset and liabilities balances:

Change in interest rates (basis points)		Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+	400	26.9%	56.4%	2.6%
+	300	20.9%	43.7%	2.5%
+	200	15%	31.4%	2.3%
+	100	9%	18.7%	1.5%
	—	—	—	—
-	100	(1.3)%	(2.6)%	(2.5)%
-	200	(4.3)%	(8.8)%	(7.2)%
-	300	(6.4)%	(13.3)%	(15.2)%
The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at March 31, 2023 are not believed to be excessive. The impact of -1.3% in net interest income and -2.6% in net income given a 100 basis point decrease in market interest rates reflects in large measure the ability to quickly reprice deposits downward while recently booked loans would take time to re-price. In the first three quarters of 2023, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above.
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
During the first quarter of 2023, average market interest rates increased across the yield curve as compared to the 2022 year end.
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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has focused on commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At March 31, 2023, we did exceed the construction, land development, and other land acquisitions regulatory concentration threshold, and we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 109% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, as our commercial real estate concentration fluctuates each quarter, we may be required to maintain higher levels of capital, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Capital Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.
The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.
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
The FRB and the FDIC have adopted rules (the "Basel III Rules") implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain, inclusive of the capital conservation buffer of 2.5%, a minimum CET1 ratio of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum total capital to risk-weighted assets ratio of 10.5%, and a minimum leverage ratio of 4.0%. At March 31, 2023, the Company and the Bank meet all these requirements.
The Company’s capital position remained strong for the three months ended March 31, 2023 as a result of good earnings, improved economic conditions and strong asset quality. As a result of the Company’s strong capital position and earnings, we were able to continue our quarterly dividend. Additionally, the Company was active in share repurchase activity as we repurchased 400,000 shares at an average price of $45.65 per share during three months ended March 31, 2023.
On December 13, 2022, the Company's Board of Directors authorized a new share repurchase program to take effect starting January 2, 2023, after the expiration of the previous repurchase program on December 31, 2022. The Board of Directors authorized the repurchase of 1,600,000 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under the 2023 Repurchase Program, which will expire on December 31, 2023, unless earlier terminated by the Board of Directors.
The 2023 Repurchase Program does not limit the number of shares that can be repurchased each quarter. Though the Company repurchased 400,000 shares of its common stock in the quarter ended March 31, 2023, we expect the pace of share repurchases to increase beginning in the second quarter of 2023.
The Company announced a regular quarterly cash dividend on March 16, 2023 of $0.45 per share to shareholders of record on April 6, 2023 and was paid on April 28, 2023.

The capital amounts and ratios for the Company and Bank as of March 31, 2023 and December 31, 2022 are presented in the table below.

	Company		Bank		Minimum Required Basel III	To Be Well-Capitalized Under Prompt Corrective Action Regulations (1)
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2023
CET1 capital (to risk weighted assets)	$1,322,895	13.75%	$1,309,828	13.68%	7.00%	6.50%
Total capital (to risk weighted assets)	1,417,883	14.74%	1,389,370	14.51%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,322,895	13.75%	1,309,828	13.68%	8.50%	8.00%
Tier 1 capital (to average assets)	1,322,895	11.42%	1,309,828	11.36%	4.00%	5.00%

December 31, 2022
CET1 capital (to risk weighted assets)	$1,329,971	14.03%	$1,341,347	14.23%	7.00%	6.50%
Total capital (to risk weighted assets)	1,415,854	14.94%	1,412,904	14.99%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,329,971	14.03%	1,341,347	14.23%	8.50%	8.00%
Tier 1 capital (to average assets)	1,329,971	11.63%	1,341,347	11.78%	4.00%	5.00%
(1)Applies to the Bank only.
Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At March 31, 2023 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained the minimum required capital ratios listed in the table above.
In December 2018, federal banking regulators issued a final rule that provides an optional three-year phase-in period for the adverse regulatory capital effects of adopting the CECL methodology pursuant to new accounting guidance for the recognition of credit losses on certain financial instruments, effective January 1, 2020. In March 2020, the federal banking regulators issued an interim final rule that provides banking organizations with an alternative option to temporarily delay for two years the estimated impact of the adoption of the CECL methodology on regulatory capital, followed by the three-year phase-in period. The cumulative amount that is not recognized in regulatory capital will be phased in at 25 percent per year beginning January 1, 2022. We have elected to adopt the option provided by the March 2020 interim final rule.
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

GAAP Reconciliation

(dollars in thousands except per share data)	March 31, 2023	December 31, 2022
Common shareholders' equity	$1,241,958	$1,228,321
Less: Intangible assets	(104,226)	(104,233)
Tangible common equity	$1,137,732	$1,124,088

Book value per common share	$39.92	$39.18
Less: Intangible book value per common share	(3.35)	(3.32)
Tangible book value per common share	$36.57	$35.86

Book value per common share	$39.92	$39.18
Add: AOCI book value per common share	5.81	6.36
Adjusted book value excluding AOCI per common share	$45.73	$45.54

Tangible book value per common share	$36.57	$35.86
Add: AOCI book value per common share	5.81	6.36
Adjusted tangible book value excluding AOCI per common share	$42.38	$42.22

Total assets	$11,088,867	$11,150,854
Less: Intangible assets	(104,226)	(104,233)
Tangible assets	$10,984,641	$11,046,621
Tangible common equity ratio	10.36%	10.18%

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Average common shareholders' equity	$1,240,978	$1,341,785
Less: Average intangible assets	(104,231)	(104,246)
Average tangible common equity	$1,136,747	$1,237,539

Net income available to common shareholders	$24,234	$45,744
Average tangible common equity	1,136,747	1,237,539
Annualized return on average tangible common equity	8.65%	14.99%

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net interest income	$75,024	$80,452
Noninterest income	3,700	7,453
Revenue	$78,724	$87,905

Noninterest expense	$40,584	$31,012
Efficiency ratio	51.55%	35.28%
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk."

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2023 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. - Legal Proceedings
Refer to "Note 12. Legal Contingencies" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. - Risk Factors
We are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could adversely affect our business, financial performance and results of operations. There have been no material changes to our risk factors from those risks included in our Annual Report on Form 10-K.
Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.

Period	Total Number of Shares Purchased (2)	Average Price (3) Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023	—	n/a	n/a	1,600,000
January 3 - 31, 2023	360,000	$45.45	360,000	1,240,000
February 1- 28, 2023	85,216	$47.43	40,000	1,200,000
March 1- 31, 2023	—	—	—	1,200,000
Total	445,216	$45.65	400,000	1,200,000
(1)On December 13, 2022, the Company's Board of Directors authorized a new share repurchase program (the "2023 Repurchase Program") to take effect starting January 2, 2023, after the expiration of the previous repurchase program on December 31, 2022. The Board of Directors authorized the repurchase of 1,600,000 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under 2023 Repurchase Program, which will expire on December 31, 2023, unless earlier terminated by the Board of Directors. The 2023 Repurchase Program does not limit the number of shares that can be repurchased each quarter. Though the Company repurchased 400,000 shares of its common stock in the quarter ended March 31, 2023, we expect the pace of share repurchases to increase beginning in the second quarter of 2023.
(2)Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted shares or restricted share units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(3)Average price paid per share includes commission costs associated with the repurchases.
Item 3. - Defaults Upon Senior Securities
None.
Item 4. - Mine Safety Disclosures
Not Applicable.
Item 5. - Other Information
None.

Item 6. - Exhibits

31.1	Certification of Susan G. Riel
31.2	Certification of Norman R. Pozez
31.3	Certification of Charles D. Levingston
32.1	Certification of Susan G. Riel
32.2	Certification of Norman R. Pozez
32.3	Certification of Charles D. Levingston
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022
(ii) Consolidated Statement of Income for the three months ended March 31, 2023 and 2022
(iii) Consolidated Statement of Comprehensive (Loss) Income for the three months ended March 31, 2023 and 2022
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and 2022
(v) Consolidated Statement of Cash Flows for the three months ended March 31, 2023 and 2022
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date:	May 10, 2023	By:	/s/ [Susan G. Riel]
Susan G. Riel, President and Chief Executive Officer of the Company

Date:	May 10, 2023	By:	/s/ [Charles D. Levingston]
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company