Form 10-Q
period 2023-06-30
EAGLE BANCORP INC
filed 2023-08-09
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

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
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒
As of August 4, 2023, the registrant had 29,905,935 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$9,865	$12,655
Federal funds sold	3,981	33,927
Interest-bearing deposits with banks and other short-term investments	174,072	265,272
Investment securities available-for-sale (amortized cost of $1,732,722 and $1,803,898, respectively, and allowance for credit losses of $17 and $17, respectively).	1,535,589	1,598,666
Investment securities held-to-maturity, net of allowance for credit losses of $2,010 and $766, respectively, (fair value of $923,313 and $968,707, respectively)	1,055,181	1,093,374
Federal Reserve and Federal Home Loan Bank stock	46,199	65,067
Loans held for sale	—	6,734
Loans	7,766,719	7,635,632
Less: allowance for credit losses	(78,029)	(74,444)
Loans, net	7,688,690	7,561,188
Premises and equipment, net	11,979	13,475
Operating lease right-of-use assets	21,580	24,544
Deferred income taxes	92,574	96,567
Bank-owned life insurance	111,565	110,998
Goodwill and other intangible assets, net	104,220	104,233
Other real estate owned	1,487	1,962
Other assets	177,759	162,192
Total Assets	$11,034,741	$11,150,854

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$2,010,353	$3,150,751
Interest-bearing transaction	930,308	1,138,235
Savings and money market	2,791,040	3,640,697
Time	1,986,426	783,499
Total deposits	7,718,127	8,713,182
Customer repurchase agreements	37,017	35,100
Other short-term borrowings	1,836,759	975,001
Long-term borrowings	69,856	69,794
Operating lease liabilities	26,007	29,267
Reserve for unfunded commitments	7,023	5,857
Other liabilities	120,186	94,332
Total Liabilities	9,814,975	9,922,533

Shareholders' Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 29,912,082 and 31,346,903, respectively	296	310
Additional paid-in capital	370,278	412,303
Retained earnings	1,040,779	1,015,215
Accumulated other comprehensive loss	(191,587)	(199,507)
Total Shareholders' Equity	1,219,766	1,228,321
Total Liabilities and Shareholders' Equity	$11,034,741	$11,150,854
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest Income
Interest and fees on loans	$128,993	$80,142	$249,843	$155,972
Interest and dividends on investment securities	14,241	12,997	27,786	24,427
Interest on balances with other banks and short-term investments	13,229	2,451	19,003	3,508
Interest on federal funds sold	47	45	125	49
Total interest income	156,510	95,635	296,757	183,956
Interest Expense
Interest on deposits	59,422	11,538	108,376	17,897
Interest on customer repurchase agreements	333	22	635	35
Interest on other short-term borrowings	23,907	120	38,837	580
Interest on long-term borrowings	1,037	1,037	2,074	2,074
Total interest expense	84,699	12,717	149,922	20,586
Net Interest Income	71,811	82,918	146,835	163,370
Provision for (Reversal of) Credit Losses	5,238	495	11,402	(2,292)
Provision for Credit Losses for Unfunded Commitments	318	553	1,166	542
Net Interest Income After Provision for (Reversal of) Credit Losses	66,255	81,870	134,267	165,120

Noninterest Income
Service charges on deposits	1,626	1,345	3,136	2,631
Gain on sale of loans	95	855	400	2,347
Net gain (loss) on sale of investment securities	2	(151)	(19)	(176)
Increase in the cash surrender value of bank-owned life insurance	648	632	1,303	1,258
Other income	6,224	2,883	7,475	6,957
Total noninterest income	8,595	5,564	12,295	13,017
Noninterest Expense
Salaries and employee benefits	21,957	21,805	46,131	38,824
Premises and equipment expenses	3,227	3,523	6,544	6,651
Marketing and advertising	884	1,186	1,520	2,250
Data processing	3,354	2,729	6,453	5,609
Legal, accounting and professional fees	2,649	2,137	5,903	3,698
FDIC insurance	2,581	906	4,067	1,964
Amortization of intangible assets	7	44	14	65
Other expenses	3,319	26,632	7,930	30,913
Total noninterest expense	37,978	58,962	78,562	89,974
Income Before Income Tax Expense	36,872	28,472	68,000	88,163
Income Tax Expense	8,180	12,776	15,074	26,723
Net Income	$28,692	$15,696	$52,926	$61,440

Earnings Per Common Share
Basic	$0.94	$0.49	$1.72	$1.92
Diluted	$0.94	$0.49	$1.72	$1.91
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$28,692	$15,696	$52,926	$61,440

Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (loss) gain on securities available-for-sale	(12,074)	(33,020)	5,862	(91,424)
Reclassification adjustment for (gain) loss included in net income	(2)	100	14	117
Total unrealized (loss) gain on investment securities available-for-sale	(12,076)	(32,920)	5,876	(91,307)
Unrealized loss on securities transferred to held-to-maturity (1)	—	—	—	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	1,403	1,991	2,044	1,991
Total unrealized gain (loss) on investment securities held-to-maturity	1,403	1,991	2,044	(47,104)
Unrealized gain on derivatives	—	284	—	284
Other comprehensive (loss) income	(10,673)	(30,645)	7,920	(138,127)
Comprehensive Income (Loss)	$18,019	$(14,949)	$60,846	$(76,687)
(1) Represents unamortized accumulated other comprehensive loss on securities transferred to held-to-maturity status.

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands except share and per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common		Additional Paid-in Capital	Retained Earnings		Shareholders' Equity
	Shares	Amount
Balance April 1, 2023	31,111,647	$308	$397,012	$1,025,552	$(180,914)	$1,241,958

Net Income	—	—	—	28,692	—	28,692
Other comprehensive loss, net of tax	—	—	—	—	(10,673)	(10,673)
Stock-based compensation expense	—	—	2,736	—	—	2,736
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(6,960)	—	—	—	—	—
Time-based stock awards granted	2,008	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	5,387	—	179	—	—	179
Cash dividends declared ($0.45 per share)	—	—	—	(13,465)	—	(13,465)
Common stock repurchased	(1,200,000)	(12)	(29,649)	—	—	(29,661)
Balance June 30, 2023	29,912,082	$296	$370,278	$1,040,779	$(191,587)	$1,219,766

Balance April 1, 2022	32,079,474	$318	$437,820	$963,140	$(121,724)	$1,279,554

Net Income	—	—	—	15,696	—	15,696
Other comprehensive loss, net of tax	—	—	—	—	(30,645)	(30,645)
Stock-based compensation expense	—	—	2,349	—	—	2,349
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	1,500	—	77	—	—	77
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(3,810)	—	—	—	—	—
Time-based stock awards granted	1,055	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,022	—	172	—	—	172
Cash dividends declared ($0.45 per share)	—	—	—	(14,483)	—	(14,483)
Balance June 30, 2022	32,081,241	$318	$440,418	$964,353	$(152,369)	$1,252,720

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity - Continued (Unaudited)
(dollars in thousands except share and per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common		Additional Paid-in Capital	Retained Earnings		Shareholders' Equity
	Shares	Amount
Balance January 1, 2023	31,346,903	$310	$412,303	$1,015,215	$(199,507)	$1,228,321

Net Income	—	—	—	52,926	—	52,926
Other comprehensive income, net of tax	—	—	—	—	7,920	7,920
Stock-based compensation expense	—	—	5,684	—	—	5,684
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(44,064)	2	(2)	—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	27,296	—	—	—	—	—
Time-based stock awards granted	173,542	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	8,405	—	314	—	—	314
Cash dividends declared ($0.90 per share)	—	—	—	(27,362)	—	(27,362)
Common stock repurchased	(1,600,000)	(16)	(48,021)	—	—	(48,037)
Balance June 30, 2023	29,912,082	$296	$370,278	$1,040,779	$(191,587)	$1,219,766

Balance January 1, 2022	31,950,092	$316	$434,640	$930,061	$(14,242)	$1,350,775

Net Income	—	—	—	61,440	—	61,440
Other comprehensive loss, net of tax	—	—	—	—	(138,127)	(138,127)
Stock-based compensation expense	—	—	5,314	—	—	5,314
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	3,289	—	97	—	—	97
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(66,038)	2	(2)	—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	21,026	—	—	—	—	—
Time-based stock awards granted	166,471	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	6,401	—	369	—	—	369
Cash dividends declared ($0.85 per share)	—	—	—	(27,148)	—	(27,148)
Balance June 30, 2022	32,081,241	$318	$440,418	$964,353	$(152,369)	$1,252,720

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net Income	$52,926	$61,440
Adjustments to reconcile Net Income to net cash provided by operating activities:
Provision for (reversal of) credit losses	11,402	(2,292)
Provision for credit losses for unfunded commitments	1,166	542
Depreciation and amortization	1,778	1,657
Gain on sale of loans	(400)	(2,347)
Loss (gain) on mortgage servicing rights	70	(918)
Securities premium amortization, net	3,272	5,009
Origination of loans held for sale	(29,690)	(206,495)
Proceeds from sale of loans held for sale	36,824	242,246
Net gain on sale of other real estate owned	(134)	(93)
Net loss on sale of investment securities	19	176
Net increase in cash surrender value of BOLI	(1,303)	(1,258)
Stock-based compensation expense	5,684	5,314
Net tax expense from stock-based compensation	—	1,615
Increase in other assets	(15,623)	(3,002)
Increase in other liabilities	25,558	22,563
Net Cash Provided by Operating Activities	91,549	124,157
Cash Flows From Investing Activities:
Investment securities available-for-sale:
Purchases	—	(383,795)
Proceeds from maturities	60,999	128,889
Proceeds from sale/call	8,303	6,225
Investment securities held-to-maturity:
Purchases	—	(283,890)
Proceeds from maturities	39,006	64,105
Proceeds from call	341	—
Purchase of Federal Reserve stock	(158)	(149)
Net proceeds from redemption of Federal Home Loan Bank stock	19,026	312
Net increase in loans	(137,661)	(88,872)
Redemption of BOLI	736	—
Proceeds from sale of OREO	609	241
Net change in premises and equipment	(221)	(681)
Net Cash Used in Investing Activities	(9,020)	(557,615)
Cash Flows From Financing Activities:
Decrease in deposits	(995,055)	(809,922)
Increase in customer repurchase agreements	1,917	2,621
Proceeds from (paydowns on) short-term borrowings	861,758	(20,000)
Proceeds from employee stock purchase plan	314	369
Proceeds from exercise of equity compensation plans	—	97
Common stock repurchased	(48,037)	—
Tax equivalent shares withheld on exercise of stock-based compensation plans	—	(1,615)
Cash dividends paid	(27,362)	(27,148)
Net Cash Used in Financing Activities	(206,465)	(855,598)
Net Decrease in Cash and Cash Equivalents	(123,936)	(1,289,056)
Cash and Cash Equivalents at Beginning of Period	311,854	1,714,222
Cash and Cash Equivalents at End of Period	$187,918	$425,166

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows - Continued (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental Cash Flows Information:
Interest paid	$164,083	$20,586
Income taxes paid	$9,930	$5,650
Non-Cash Investing Activities
Transfers of investment securities from available-for-sale to held-to-maturity	$—	$922,795

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
The Bank offers its products and services through thirteen banking offices, four lending centers and various digital capabilities, including remote deposit services and mobile banking services. During the six months ended June 30, 2023, the Company closed three branches following the leases' expiration. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
The Company commenced the cessation of first lien residential mortgage origination for secondary sale during the three months ended March 31, 2023. The Company has completed residual origination and sales activities as of June 30, 2023.
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
Loan Modifications to Borrowers in Financial Difficulty
On January 1, 2023, the Company adopted the accounting guidance in ASU No. 2022-02, which eliminated the recognition and measurement of troubled debt restructurings ("TDR"). Due to the removal of the TDR designation, the Company evaluates loan restructurings to determine if we have a loan modification and whether it results in a new loan or the continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there are principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications.

A loan that is considered a modified loan may be subject to an individually-evaluated loan analysis if the commitment is $1.0 million or greater; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated provisions are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan.
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
The Company records an allowance for off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company's Consolidated Statement of Income. The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in the RUC on the Company's Consolidated Balance Sheet.

The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Provision for (reversal of) credit losses - loans	$5,250	$486	$10,158	$(2,515)
Provision for credit losses - HTM debt securities	2	8	1,244	825
(Reversal of) provision for credit losses - AFS debt securities	(14)	1	—	(602)
Total	$5,238	$495	$11,402	$(2,292)
Goodwill Assessment
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is subject to impairment testing, which must be conducted at least annually or upon the occurrence of a triggering event. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. Goodwill is recorded and evaluated for impairment at its reporting unit, the Company. The Company's policy is to test goodwill for impairment annually as of December 31, or on an interim basis if an event triggering an impairment assessment is determined to have occurred.
Testing of goodwill impairment comprises a two-step process. First, the Company performs a qualitative assessment to evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that an impairment has occurred, it proceeds to the quantitative impairment test, whereby it calculates the fair value of the reporting unit and compares it with its carrying amount, including goodwill. In its performance of impairment testing, the Company has the unconditional option to proceed directly to the quantitative impairment test, bypassing the qualitative assessment. If the carrying amount of the reporting unit exceeds the fair value, the amount by which the carrying amount exceeds fair value, up to the carrying value of goodwill, is recorded through earnings as an impairment charge. If the results of the qualitative assessment indicate that it is not more likely than not that an impairment has occurred, or if the quantitative impairment test results in a fair value of the reporting unit that is greater than the carrying amount, then no impairment charge is recorded.
During the six months ended June 30, 2023, Management determined that a triggering event had occurred as a result of a sustained decrease in the Company's stock price and a revision in the earnings outlook in comparison to budget for the remainder of 2023 due primarily to the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent events in the banking sector. As a result, the Company performed a qualitative assessment and quantitative impairment test on its only reporting unit as of May 31, 2023 and determined that there was no impairment as the fair value exceeded the carrying amount of the Company.
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
Note 2. Cash and Due from Banks
For six months ended June 30, 2023 and 2022, the Bank maintained an average daily balance at the Federal Reserve Bank of $911.2 million and $1.9 billion, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.

Note 3. Investment Securities
The amortized cost and estimated fair value of the Company's available-for-sale and held-to-maturity securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2023
Investment securities available-for-sale:
U.S. treasury bonds	$49,843	$—	$(3,214)	$—	$46,629
U.S. agency securities	739,585	1	(74,170)	—	665,416
Residential mortgage-backed securities	877,441	1	(112,852)	—	764,590
Commercial mortgage-backed securities	54,982	—	(6,013)	—	48,969
Municipal bonds	8,871	—	(559)	—	8,312
Corporate bonds	2,000	—	(310)	(17)	1,673
Total available-for-sale securities	$1,732,722	$2	$(197,118)	$(17)	$1,535,589

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	$705,256	$—	$(89,484)	$615,772
Commercial mortgage-backed securities	91,838	—	(13,480)	78,358
Municipal bonds	127,825	—	(10,705)	117,120
Corporate bonds	132,272	—	(20,209)	112,063
Total	$1,057,191	$—	$(133,878)	$923,313
Allowance for credit losses	(2,010)
Total held-to-maturity securities, net of ACL	$1,055,181

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2022
Investment securities available-for-sale:
U.S. treasury bonds	$49,793	$—	$(3,466)	$—	$46,327
U.S. agency securities	747,777	—	(78,049)	—	669,728
Residential mortgage-backed securities	937,557	18	(117,072)	—	820,503
Commercial mortgage-backed securities	56,071	—	(5,858)	—	50,213
Municipal bonds	10,700	45	(658)	—	10,087
Corporate bonds	2,000	—	(175)	(17)	1,808
Total available-for-sale securities	$1,803,898	$63	$(205,278)	$(17)	$1,598,666

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2022
Investment securities held-to-maturity:
Residential mortgage-backed securities	$741,057	$—	$(88,390)	$652,667
Commercial mortgage-backed securities	92,557	—	(11,993)	80,564
Municipal bonds	128,273	—	(12,092)	116,181
Corporate bonds	132,253	—	(12,958)	119,295
Total	$1,094,140	$—	$(125,433)	$968,707
Allowance for credit losses	(766)
Total held-to-maturity securities, net of ACL	$1,093,374

In addition, at June 30, 2023 and December 31, 2022 the Company held $46.2 million and $65.1 million, respectively, in equity securities in a combination of Federal Reserve Bank and FHLB stocks, which were required to be held for regulatory purposes and which were not marketable, and therefore are carried at cost.
The Company reassessed classification of certain investments in the first quarter of 2022 and, effective March 31, 2022, it transferred a total of $1.1 billion of mortgage-backed securities, municipal bonds and corporate bonds from available-for-sale to held-to-maturity securities, including $237.0 million of securities acquired in the first quarter of 2022 for which its intention to hold to maturity was finalized. At the time of transfer, the Company reversed the allowance for credit losses associated with the available-for-sale securities through the provision for credit losses. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss of $66.2 million was included in other comprehensive loss at the time of transfer and, as of June 30, 2023, $55.3 million remains in accumulated other comprehensive loss, to be amortized through interest income as a yield adjustment over the remaining term of the securities. No gain or loss was recorded at the time of transfer. Subsequent to transfer, the allowance for credit losses on these securities was evaluated under the accounting policy for held-to-maturity securities.
Accrued interest receivable on available-for-sale securities totaled $4.2 million and $4.3 million at June 30, 2023 and December 31, 2022, respectively, and accrued interest receivable on held-to-maturity securities totaled $3.5 million at both June 30, 2023 and December 31, 2022. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.
The following tables summarizes available-for-sale and held-to-maturity securities in an unrealized loss position by length of time:

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2023
Investment securities available-for-sale:
U.S. treasury bonds	2	$—	$—	$46,629	$(3,214)	$46,629	$(3,214)
U. S. agency securities	79	495,037	(54,665)	166,750	(19,505)	661,787	(74,170)
Residential mortgage-backed securities	158	—	—	764,204	(112,852)	764,204	(112,852)
Commercial mortgage-backed securities	13	—	—	48,969	(6,013)	48,969	(6,013)
Municipal bonds	1	—	—	8,312	(559)	8,312	(559)
Corporate bonds	1	—	—	1,673	(310)	1,673	(310)
Total	254	$495,037	$(54,665)	$1,036,537	$(142,453)	$1,531,574	$(197,118)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
June 30, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	143	$—	$—	$615,772	$(89,484)	$615,772	$(89,484)
Commercial mortgage-backed securities	16	—	—	78,358	(13,480)	78,358	(13,480)
Municipal bonds	43	2,890	(16)	114,230	(10,689)	117,120	(10,705)
Corporate bonds	32	20,888	(3,096)	91,175	(17,113)	112,063	(20,209)
Total	234	$23,778	$(3,112)	$899,535	$(130,766)	$923,313	$(133,878)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2022
Investment securities available-for-sale:
U.S. treasury bond	2	$—	$—	$46,327	$(3,466)	$46,327	$(3,466)
U. S. agency securities	85	490,699	(58,437)	179,029	(19,612)	669,728	(78,049)
Residential mortgage-backed securities	157	3,994	—	808,697	(117,072)	812,691	(117,072)
Commercial mortgage-backed securities	14	471	(2)	49,742	(5,856)	50,213	(5,858)
Municipal bonds	1	—	—	8,299	(658)	8,299	(658)
Corporate bonds	1	—	—	1,825	(175)	1,825	(175)
Total	260	$495,164	$(58,439)	$1,093,919	$(146,839)	$1,589,083	$(205,278)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
December 31, 2022
Investment securities held-to-maturity:
Residential mortgage-backed securities	143	$—	$—	$652,667	$(88,390)	$652,667	$(88,390)
Commercial mortgage-backed securities	16	—	—	80,564	(11,993)	80,564	(11,993)
Municipal bonds	43	3,110	(45)	113,071	(12,047)	116,181	(12,092)
Corporate bonds	30	20,771	(3,183)	86,451	(9,775)	107,222	(12,958)
Total	232	$23,881	$(3,228)	$932,753	$(122,205)	$956,634	$(125,433)
Unrealized losses at June 30, 2023 were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the securities were originally purchased, and not due to credit quality concerns on the investment securities. The Company measures its AFS and HTM security portfolios for current expected credit losses as part of its allowance for credit losses analysis. During the six months ended June 30, 2023, the Company recorded a provision for credit losses on its held-to-maturity portfolio of $1.2 million. No provision was recorded for its available-for-sale security portfolio was recorded during the six months ended June 30, 2023. At June 30, 2023, the Company had a total allowance of $17 thousand and $2.0 million on its available-for-sale securities and held-to-maturity securities, respectively, each of which primarily comprise allowances for corporate bonds. The weighted average duration of debt securities, which comprise 100% of total investment securities, is 4.73 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company currently has no plans to sell the investments, and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities at June 30, 2023 and December 31, 2022 by contractual maturity are shown in the table below. Contractual maturities for mortgage-backed securities ("MBS") are excluded as they may differ significantly from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost (1)	Fair Value	Cost	Fair Value
Investment securities available-for-sale
U. S. agency securities maturing:
One year or less	549,703	495,038	$549,137	$490,699
After one year through five years	125,808	113,310	111,742	100,297
After five years through ten years	51,836	47,266	73,886	68,180
After ten years	12,238	9,802	13,012	10,552
Residential mortgage-backed securities	877,441	764,590	937,557	820,503
Commercial mortgage-backed securities	54,982	48,969	56,071	50,213
Municipal bonds maturing:
One year or less	—	—	300	300
After one year through five years	—	—	1,444	1,488
After five years through ten years	8,871	8,312	8,956	8,299
After ten years	—	—	—	—
Corporate bonds maturing:
One year or less	—	—	—	—
After one year through five years	2,000	1,690	2,000	1,825
After five years through ten years	—	—	—	—
U.S. Treasury	49,843	46,629	49,793	46,327
Allowance for credit losses	—	(17)	—	(17)
	1,732,722	1,535,589	1,803,898	1,598,666
Investment securities held-to-maturity

U. S. agency securities maturing:
One year or less	—	—	—	—
After one year through five years	—	—	—	—
After five years through ten years	—	—	—	—
Residential mortgage-backed securities	705,256	615,772	741,057	652,667
Commercial mortgage-backed securities	91,838	78,358	92,557	80,564
Municipal bonds maturing:
One year or less	2,907	2,890	3,139	3,110
After one year through five years	40,325	37,922	35,579	33,743
After five years through ten years	72,368	65,014	77,262	67,945
After ten years	12,225	11,294	12,293	11,383
Corporate bonds maturing:
One year or less	23,984	20,889	23,954	20,771
After one year through five years	91,441	77,941	84,953	77,997
After five years through ten years	16,847	13,233	23,346	20,527
Allowance for credit losses	(2,010)	—	(766)	—
	1,055,181	923,313	1,093,374	968,707
	$2,787,903	$2,458,902	$2,897,272	$2,567,373
(1)Amortized cost for investment securities held-to-maturity is presented net of the allowance for credit losses on the Consolidated Balance Sheet.

For the three and six months ended June 30, 2023, gross realized gains on sales and calls of investments securities were $2 thousand and $7 thousand, respectively, as compared to $11 thousand for the three and six months ended June 30, 2022.
For the six months ended June 30, 2023, gross realized losses on sales of investments securities were $26 thousand as compared to $162 thousand and $187 thousand for the three and six months ended June 30, 2022, respectively. There were no realized losses incurred during the three months ended June 30, 2023.
Gross sales and call proceeds were $273 thousand and $8.6 million for the three and six months ended June 30, 2023, respectively, and $6.2 million for the three and six months ended June 30, 2022.
The book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2023 and December 31, 2022 was $2.3 billion and $220.1 million, respectively, which were well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders' equity.
Note 4. Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized deferred fees, at June 30, 2023 and December 31, 2022 are summarized by portfolio segment as follows:

	June 30, 2023		December 31, 2022
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,431,284	18%	$1,487,349	19%
PPP loans	649	—%	3,256	—%
Income-producing - commercial real estate	4,086,049	53%	3,919,941	51%
Owner-occupied - commercial real estate	1,122,334	14%	1,110,325	15%
Real estate mortgage - residential	76,596	1%	73,001	1%
Construction - commercial and residential	862,869	11%	877,755	12%
Construction - C&I (owner-occupied)	132,843	2%	110,479	1%
Home equity	53,934	1%	51,782	1%
Other consumer	161	—%	1,744	—%
Total loans	7,766,719	100%	7,635,632	100%
Less: allowance for credit losses	(78,029)		(74,444)
Net loans (1)	$7,688,690		$7,561,188
(1)Excludes accrued interest receivable of $44.1 million and $43.5 million at June 30, 2023 and December 31, 2022, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees amounted to $30.4 million and $29.2 million at June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the Bank serviced $349.5 million and $361.5 million, respectively, of multifamily FHA loans, SBA loans and other loan participations that are not reflected as loan balances on the Consolidated Balance Sheets.
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
The Company's loan portfolio includes acquisition, development and construction ("ADC") real estate loans including both investment and owner-occupied projects. ADC loans amounted to $1.5 billion at June 30, 2023. A portion of the ADC portfolio includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 49.0% of the outstanding ADC loan portfolio at June 30, 2023. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit, including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides a means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate these inherent risks, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines that are monitored on an ongoing basis and track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which include monitoring of current and projected real estate market conditions. If a project has performed as expected, it is the customary practice of the Company to increase loan-funded interest reserves.
The following table details activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023 and 2022. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not restrict the use of the allowance to absorb losses in other categories.

(dollars in thousands)	Commercial	Income-Producing Commercial Real Estate	Owner-Occupied -Commercial Real Estate	Real Estate Mortgage Residential	Construction -Commercial and Residential	Home Equity	Other Consumer	Total
Three Months Ended June 30, 2023
Allowance for credit losses:
Balance at beginning of period	$15,775	$38,140	$12,457	$1,002	$10,383	$593	$27	$78,377
Loans charged-off	(492)	(5,306)	—	—	—	—	—	(5,798)
Recoveries of loans previously charged-off	156	—	8	—	34	—	2	200
Net loans (charged-off) recovered	(336)	(5,306)	8	—	34	—	2	(5,598)
Provision for (reversal of) credit losses	(65)	5,652	340	(191)	(485)	2	(3)	5,250
Ending balance	$15,374	$38,486	$12,805	$811	$9,932	$595	$26	$78,029

Six Months Ended June 30, 2023
Allowance for credit losses:
Balance at beginning of period	$15,655	$35,688	$12,702	$969	$8,801	$555	$74	$74,444
Loans charged-off	(1,360)	(5,306)	—	—	(136)	—	(50)	(6,852)
Recoveries of loans previously charged-off	232	—	8	—	34	—	5	279
Net loans (charged-off) recovered	(1,128)	(5,306)	8	—	(102)	—	(45)	(6,573)
Provision for (reversal of) credit losses	847	8,104	95	(158)	1,233	40	(3)	10,158
Ending balance	$15,374	$38,486	$12,805	$811	$9,932	$595	$26	$78,029

Three Months Ended June 30, 2022
Allowance for credit losses:
Balance at beginning of period	$12,946	$39,193	$10,515	$381	$7,973	$467	$30	$71,505
Loans charged-off	(38)	—	(1,355)	—	—	—	(3)	(1,396)
Recoveries of loans previously charged-off	442	—	—	—	1,627	—	1	2,070
Net loans (charged-off) recovered	404	—	(1,355)	—	1,627	—	(2)	674
Provision for (reversal of) credit losses	2,404	(5,073)	3,636	409	(1,106)	180	36	486
Ending balance	$15,754	$34,120	$12,796	$790	$8,494	$647	$64	$72,665

Six Months Ended June 30, 2022
Allowance for credit losses:
Balance at beginning of period	$14,475	$38,287	$12,146	$449	$9,099	$474	$35	$74,965
Loans charged-off	(552)	—	(1,355)	—	—	—	(3)	(1,910)
Recoveries of loans previously charged-off	496	—	—	—	1,627	—	2	2,125
Net loans (charged-off) recovered	(56)	—	(1,355)	—	1,627	—	(1)	215
Provision for (reversal of) credit losses	1,335	(4,167)	2,005	341	(2,232)	173	30	(2,515)
Ending balance	$15,754	$34,120	$12,796	$790	$8,494	$647	$64	$72,665
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Business/Other		Business/Other
(dollars in thousands)	Assets	Real Estate	Assets	Real Estate
Commercial	$1,916	$986	$1,563	$1,871
Income-producing - commercial real estate	2,000	22,722	2,000	4,328
Owner-occupied - commercial real estate	—	19,179	—	19,187
Real estate mortgage - residential	—	1,698	—	1,698
Construction - commercial and residential	—	529	—	—
Other consumer	—	—	50	—
Total	$3,916	$45,114	$3,613	$27,084
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

The Company's credit quality indicators are generally updated annually, however, credits rated "Special Mention" or below are reviewed more frequently. Based on the most recent analysis performed, the amortized cost basis of loans by risk category, class and year of origination are as follows:

(dollars in thousands)	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
June 30, 2023
Commercial
Pass	$192,960	$53,809	$57,194	$222,312	$161,306	$81,087	$648,638	$5,560	$1,422,866
Special Mention	—	—	—	—	73	—	5,469	—	5,542
Substandard	1,721	253	—	336	—	—	292	274	2,876
Total	194,681	54,062	57,194	222,648	161,379	81,087	654,399	5,834	1,431,284
YTD Gross Charge-offs	(418)	—	—	—	—	—	—	(942)	(1,360)
PPP loans
Pass	—	—	—	649	—	—	—	—	649
Income producing - commercial real estate
Pass	1,344,042	403,563	307,222	510,702	701,572	312,572	198,470	2,625	3,780,768
Special Mention	91,682	4,185	6,733	—	—	—	47,668	—	150,268
Substandard	106,734	48,279	—	—	—	—	—	—	155,013
Total	1,542,458	456,027	313,955	510,702	701,572	312,572	246,138	2,625	4,086,049
YTD Gross Charge-offs	(5,306)	—	—	—	—	—	—	—	(5,306)
Owner occupied - commercial real estate
Pass	625,731	117,610	39,281	202,422	38,666	55,380	1,430	22,077	1,102,597
Substandard	19,737	—	—	—	—	—	—	—	19,737
Total	645,468	117,610	39,281	202,422	38,666	55,380	1,430	22,077	1,122,334
Real estate mortgage - residential
Pass	27,124	8,113	2,209	16,354	14,313	6,785	—	—	74,898
Substandard	1,698	—	—	—	—	—	—	—	1,698
Total	28,822	8,113	2,209	16,354	14,313	6,785	—	—	76,596
Construction - commercial and residential
Pass	45,206	13,385	110,119	237,410	272,209	32,506	110,636	1,776	823,247
Substandard	529	39,093	—	—	—	—	—	—	39,622
Total	45,735	52,478	110,119	237,410	272,209	32,506	110,636	1,776	862,869
YTD Gross Charge-offs	(136)	—	—	—	—	—	—	—	(136)
Construction - C&I (owner occupied)
Pass	19,353	4,335	56,948	641	41,730	3,403	6,433	—	132,843
Total	19,353	4,335	56,948	641	41,730	3,403	6,433	—	132,843
Home equity
Pass	2,443	—	246	374	164	—	49,766	842	53,835
Substandard	—	38	—	—	—	—	61	—	99
Total	2,443	38	246	374	164	—	49,827	842	53,934
Other consumer
Pass	7	—	—	—	114	—	40	—	161
Total	7	—	—	—	114	—	40	—	161
YTD Gross Charge-offs	(50)	—	—	—	—	—	—	—	(50)
Total Recorded Investment	$2,478,967	$692,663	$579,952	$1,191,200	$1,230,147	$491,733	$1,068,903	$33,154	$7,766,719
Total YTD Gross Charge-offs	$(5,910)	$—	$—	$—	$—	$—	$—	$(942)	$(6,852)

(dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
December 31, 2022
Commercial
Pass	$183,329	$47,393	$56,261	$64,163	$237,146	$144,390	$736,090	$8,570	$1,477,342
Special Mention	—	—	—	—	—	82	5,475	—	5,557
Substandard	1,332	351	276	—	—	—	1,344	1,147	4,450
Total	184,661	47,744	56,537	64,163	237,146	144,472	742,909	9,717	1,487,349
YTD Gross Charge-offs	(283)	(101)	(49)	—	—	—	(483)	—	(916)
PPP loans
Pass	—	—	—	2,479	777	—	—	—	3,256
Income producing - commercial real estate
Pass	1,016,529	439,221	480,474	334,165	542,143	744,328	192,089	358	3,749,307
Special Mention	44,195	5,206	4,209	6,735	—	—	47,676	—	108,021
Substandard	60,613	2,000	—	—	—	—	—	—	62,613
Total	1,121,337	446,427	484,683	340,900	542,143	744,328	239,765	358	3,919,941
YTD Gross Charge-offs	(680)	(645)	(676)	—	—	—	—	—	(2,001)
Owner occupied - commercial real estate
Pass	461,029	191,646	111,497	40,562	206,595	41,765	24,240	13,238	1,090,572
Substandard	19,753	—	—	—	—	—	—	—	19,753
Total	480,782	191,646	111,497	40,562	206,595	41,765	24,240	13,238	1,110,325
Real estate mortgage - residential
Pass	16,968	12,438	8,219	2,640	16,307	14,731	—	—	71,303
Substandard	1,698	—	—	—	—	—	—	—	1,698
Total	18,666	12,438	8,219	2,640	16,307	14,731	—	—	73,001
Construction - commercial and residential
Pass	84,522	71,841	90,560	189,023	191,127	159,771	90,911	—	877,755
Total	84,522	71,841	90,560	189,023	191,127	159,771	90,911	—	877,755
Construction - C&I (owner occupied)
Pass	14,816	8,160	11,810	33,854	653	34,679	6,507	—	110,479
Total	14,816	8,160	11,810	33,854	653	34,679	6,507	—	110,479
Home equity
Pass	1,747	—	—	98	551	—	48,378	906	51,680
Substandard	—	—	41	—	—	—	61	—	102
Total	1,747	—	41	98	551	—	48,439	906	51,782
Other consumer
Pass	4	—	—	—	—	126	1,561	3	1,694
Substandard	—	—	—	—	—	—	—	50	50
Total	4	—	—	—	—	126	1,561	53	1,744
YTD Gross Charge-offs	(3)	—	—	—	—	—	(75)	—	(78)
Total Recorded Investment	$1,906,535	$778,256	$763,347	$673,719	$1,195,299	$1,139,872	$1,154,332	$24,272	$7,635,632
Total YTD Gross Charge-Offs	$(966)	$(746)	$(725)	$—	$—	$—	$(558)	$—	$(2,995)
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
The table presents, by class of loan, an aging analysis and the recorded investments in loans past due on an amortized cost basis as of June 30, 2023 and December 31, 2022:

(dollars in thousands, except amount in the footnote)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
June 30, 2023
Commercial	$8	$149	$—	$157	$1,429,162	$1,965	$1,431,284
PPP loans	—	—	—	—	649	—	649
Income producing - commercial real estate (1)	—	662	—	662	4,060,741	24,646	4,086,049
Owner occupied - commercial real estate	—	1,066	—	1,066	1,121,259	9	1,122,334
Real estate mortgage - residential	—	—	—	—	74,642	1,954	76,596
Construction - commercial and residential	—	39,093	—	39,093	823,252	524	862,869
Construction - C&I (owner occupied)	—	—	—	—	132,843	—	132,843
Home equity	—	46	—	46	53,888	—	53,934
Other consumer	—	—	—	—	161	—	161
Total	$8	$41,016	$—	$41,024	$7,696,597	$29,098	$7,766,719

December 31, 2022
Commercial	$697	$643	$—	1,340	$1,483,521	$2,488	1,487,349
PPP loans	—	—	—	—	3,256	—	3,256
Income producing - commercial real estate	—	—	—	—	3,917,941	2,000	3,919,941
Owner occupied - commercial real estate	—	279	—	279	1,110,029	17	1,110,325
Real estate mortgage – residential	—	—	—	—	71,088	1,913	73,001
Construction - commercial and residential	531	—	—	531	877,224	—	877,755
Construction - C&I (owner occupied)	—	—	—	—	110,479	—	110,479
Home equity	—	52	—	52	51,730	—	51,782
Other consumer	—	1	—	1	1,693	50	1,744
Total	$1,228	$975	$—	$2,203	$7,626,961	$6,468	$7,635,632
The following presents the nonaccrual loans as of June 30, 2023 and December 31, 2022:

(dollars in thousands, except amounts in footnotes)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
June 30, 2023
Commercial	$140	$1,825	$1,965
Income producing - commercial real estate	20,439	4,207	24,646
Owner occupied - commercial real estate	9	—	9
Real estate mortgage - residential	—	1,954	1,954
Construction - commercial and residential	—	524	524
Total (1)	$20,588	$8,510	$29,098

December 31, 2022
Commercial	$101	$2,387	$2,488
Income producing - commercial real estate	—	2,000	2,000
Owner occupied - commercial real estate	17	—	17
Real estate mortgage - residential	—	1,913	1,913
Other consumer	—	50	50
Total (1)	$118	$6,350	$6,468
(1)Gross interest income of approximately $1.1 million and $532 thousand would have been recorded for the six months ended June 30, 2023 and 2022, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while $277 thousand and $6 thousand interest income was actually recorded on such loans for the six months ended June 30, 2023 and 2022, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.
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
None of the loans that were modified during the three and six months ended June 30, 2023 experienced any subsequent payment defaults.
The following table presents the amortized cost basis as of June 30, 2023 and the financial effect of loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023:

	June 30, 2023
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension (1)	Weighted Average Interest Rate Reduction
Three months ended June 30, 2023:
Commercial	$30,833	$—	$—	$30,833	2.2%	3 months	—%
Income producing - commercial real estate	—	55,603	74,026	129,629	3.2%	3 months	2.90%
Owner occupied - commercial real estate	—	19,170	—	19,170	1.7%	3 months	—%
Construction - commercial and residential	6,971	—	—	6,971	0.8%	6 months	—%
Total	$37,804	$74,773	$74,026	$186,603

Six months ended June 30, 2023:
Commercial	$30,833	$—	$—	$30,833	2.2%	5 months	—%
Income producing - commercial real estate (2)	7,184	57,823	74,026	139,033	3.4%	5 months	2.90%
Owner occupied - commercial real estate	—	19,170	—	19,170	1.7%	6 months	—%
Construction - commercial and residential	$6,971	$—	$—	6,971	0.8%	6 months	—%
Total	$44,988	$76,993	$74,026	$196,007
(1)For loans that received multiple modifications during the six months ended June 30, 2023, calculated based on the aggregated impact of the extensions received during the period.
(2)Includes one loan modified as a combination - principal payment delay and term extension during the first quarter of 2023 that was moved to nonaccrual status and incurred a $2.1 million charge off in the second quarter of 2023.
The following table presents the performance of loans modified to borrowers experiencing financial difficulty during the six months ended June 30, 2023:

	June 30, 2023
	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	Nonaccrual
Commercial	$30,833	$—
Income producing - commercial real estate	136,814	2,219
Owner occupied - commercial real estate	19,170	—
Construction - commercial and residential	6,971	—
Total	$193,788	$2,219
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

As of June 30, 2023 and December 31, 2022, the Company had $21.6 million and $24.5 million of operating lease ROU assets, respectively, and $26.0 million and $29.3 million of operating lease liabilities, respectively, on the Company's Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
The leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in ROU assets and lease liabilities.
As of June 30, 2023, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company's ability to incur additional financial obligations. During the six months ended June 30, 2023, the Company did not enter into new leases or renew or extend any leases. The Company had three leases expire during that period.
The following table presents lease costs and other lease information.

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30, 2023		June 30, 2022		June 30, 2023	June 30, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,667		$1,820		$3,383	$3,661
Variable lease cost (cost excluded from lease payments)	253		279		509	511
Sublease income	(29)		(95)		(59)	(182)
Net lease cost	$1,891		$2,004		$3,833	$3,990

Operating lease - operating cash flows (fixed payments)	$1,814		$1,923		$3,673	$3,743

(dollars in thousands)	June 30, 2023		December 31, 2022
Operating lease right-of-use assets	$21,580		$24,544
Operating lease liabilities	$26,007		$29,267
Weighted average lease term - operating leases	5.19	yrs	5.50	yrs
Weighted average discount rate - operating leases	2.84%		2.91%
Future minimum payments for operating leases with initial or remaining terms of more than one year as of June 30, 2023 were as follows:

(dollars in thousands)
Twelve months ended:
June 30, 2024	$3,525
June 30, 2025	6,880
June 30, 2026	5,987
June 30, 2027	2,894
June 30, 2028	2,502
Thereafter	5,776
Total future minimum lease payments	27,564
Amounts representing interest	(1,557)
Present value of net future minimum lease payments	$26,007

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

Mortgage Banking Derivatives
The Company commenced the cessation of first lien residential mortgage origination for secondary sale during the three months ended March 31, 2023. The Company has completed residual origination and sales activities as of June 30, 2023.
Historically, as part of its mortgage banking activities, the Bank entered into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of MBS. Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Bank determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.
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
As of June 30, 2023, the company had no outstanding mortgage banking derivatives.
The table below identifies the balance sheet category and fair value of the Company's derivative instruments as of June 30, 2023 and December 31, 2022. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement at June 30, 2023, it could have been required to settle its obligations under the agreement at the termination value.

	June 30, 2023			December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments in an asset position
Interest rate product	$595,845	$30,659	Other assets	$396,024	$31,039	Other assets
Credit risk participation agreements	26,213	3	Other liabilities	—	—	N/A
Mortgage banking derivatives	—	—	N/A	6,963	93	Other assets
Total	$622,058	$30,662		$402,987	$31,132

Derivatives not designated as hedging instruments in a liability position
Interest rate product	$595,845	$32,341	Other liabilities	$396,024	$30,065	Other liabilities
Credit risk participation agreements	—	—	N/A	25,902	2	Other liabilities
Total	$595,845	$32,341		$421,926	$30,067

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of income for the three and six months ended June 30, 2023 and 2022:

The Effect of Derivatives Not Designated as Hedging Instruments in the Consolidated Statements of Income
		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2023	2022	2023	2022
Interest rate products	Other income / (other expense)	$1,058	$334	$708	$585
Mortgage banking derivatives	Gain on sale of loans	(29)	(299)	(93)	(529)
Other contracts	Other income / (other expense)	—	—	—	—
Total		$1,029	$35	$615	$56

Note 7. Deposits
The following table provides information regarding the Bank’s deposit composition at June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Noninterest bearing demand	$2,010,353	$3,150,751
Interest bearing transaction	930,308	1,138,235
Savings and money market	2,791,040	3,640,697
Time deposits	1,986,426	783,499
Total	$7,718,127	$8,713,182
The remaining maturity of time deposits at June 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
2023	$588,446	$463,393
2024	761,254	152,898
2025	450,091	157,320
2026	172,794	2,628
2027	4,857	4,130
2028	8,984	3,130
Thereafter	—	—
Total	$1,986,426	$783,499
As of June 30, 2023 and December 31, 2022, time deposit accounts in excess of $250 thousand were as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Three months or less	$148,171	$87,959
More than three months through six months	197,194	51,746
More than six months through twelve months	384,477	108,877
Over twelve months	790,099	269,200
Total	$1,519,941	$517,782
At June 30, 2023, total brokered deposits (excluding the CDARS and ICS two-way) were $2.5 billion, or 32.1% of total deposits. At December 31, 2022, total deposits included $2.3 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 26.5% of total deposits.

Note 8. Borrowings
The following table summarizes the Company’s borrowings, which include repurchase agreements with the Company’s customers, short-term borrowings and long-term borrowings, at June 30, 2023 and December 31, 2022:

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)(2)	Maturity Dates	Interest Rates (3)
June 30, 2023:
Customer repurchase agreements	$37,017	$—	$37,017	$—	N/A	3.27%

Short-term borrowings:
FHLB secured borrowings	536,759	—	536,759	1,287,028	August 24, 2023 - December 1, 2023	5.34%
FRB:
BTFP secured borrowings	1,300,000	—	1,300,000	286,464	March 26, 2024	4.53%
Discount window secured borrowings	—	—	—	591,548	N/A	N/A
Raymond James repurchase agreement	—	—	—	17,591	N/A	N/A
Total	1,836,759	—	1,836,759	2,182,631

Long-term borrowings:
Subordinated notes, 5.75%	70,000	(144)	69,856	—	September 1, 2024	5.75%
Total borrowings	$1,943,776	$(144)	$1,943,632	$2,182,631

December 31, 2022:
Customer repurchase agreements	$35,100	$—	$35,100	$—	N/A	2.94%

Short-term borrowings:
FHLB secured borrowings	975,001	—	975,001	145,104	December 1, 2023	4.57%
FRB discount window secured borrowings	—	—	—	607,405	N/A	N/A
Total	975,001	—	975,001	752,509

Long-term borrowings:
Subordinated notes, 5.75%	70,000	(206)	69,794	—	September 1, 2024	5.75%
Total borrowings	$1,080,101	$(206)	$1,079,895	$752,509
(1)Available capacity on the Company's short-term borrowing arrangements with the FHLB, the FRB's BTFP program and the Raymond James repurchase line comprise pledged collateral that has not been borrowed against. At June 30, 2023, the Company had total additional undrawn borrowing capacity of approximately $2.0 billion, comprising unencumbered securities available to be pledged of approximately $428.2 million and undrawn financing on pledged assets of $1.6 billion, including $1.3 billion with the FHLB, $286.5 million with the BTFP and $17.6 million with Raymond James.
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
Note 9. Net Income per Common Share
The calculation of net income per common share for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Basic:
Net income	$28,692	$15,696	$52,926	$61,440
Average common shares outstanding	30,455	32,081	30,780	32,057
Basic net income per common share	$0.94	$0.49	$1.72	$1.92

Diluted:
Net income	$28,692	$15,696	$52,926	$61,440
Average common shares outstanding	30,455	32,081	30,780	32,057
Adjustment for common share equivalents	50	62	52	69
Average common shares outstanding-diluted	30,505	32,143	30,832	32,126
Diluted net income per common share	$0.94	$0.49	$1.72	$1.91

Anti-dilutive shares	3	—	3	—

Note 10. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income for the three and six months ended June 30, 2023 and 2022.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2023
Net unrealized loss on securities available-for-sale	$(15,959)	$3,885	$(12,074)
Less: Reclassification adjustment for net gain included in net income	(2)	—	(2)
Total unrealized loss on investment securities available-for-sale	(15,961)	3,885	(12,076)
Amortization of unrealized loss on securities transferred to held-to-maturity	1,831	(428)	1,403
Total unrealized gain recognized on investment securities held-to-maturity	1,831	(428)	1,403
Other comprehensive loss	$(14,130)	$3,457	$(10,673)

Three Months Ended June 30, 2022
Net unrealized loss on securities available-for-sale	$(44,717)	$11,697	$(33,020)
Less: Reclassification adjustment for net loss included in net income	151	(51)	100
Total unrealized loss on investment securities available-for-sale	(44,566)	11,646	(32,920)
Amortization of unrealized loss on securities transferred to held-to-maturity	2,689	(698)	1,991
Total unrealized gain recognized on investment securities held-to-maturity	2,689	(698)	1,991
Net unrealized gain on derivatives	284	—	284
Total unrealized gain on derivatives	284	—	284
Other comprehensive loss	$(41,593)	$10,948	$(30,645)

Six Months Ended June 30, 2023
Net unrealized gain on securities available-for-sale	$8,080	$(2,218)	$5,862
Less: Reclassification adjustment for net loss included in net income	19	(5)	14
Total unrealized gain on investment securities available-for-sale	8,099	(2,223)	5,876
Amortization of unrealized loss on securities transferred to held-to-maturity	3,814	(1,770)	2,044
Total unrealized gain recognized on investment securities held-to-maturity	3,814	(1,770)	2,044
Other comprehensive income	$11,913	$(3,993)	$7,920

Six Months Ended June 30, 2022
Net unrealized loss on securities available-for-sale	$(123,944)	$32,520	$(91,424)
Less: Reclassification adjustment for net losses included in net income	176	(59)	117
Total unrealized loss on investment securities available-for-sale	(123,768)	32,461	(91,307)
Net unrealized loss on securities transferred to held-to-maturity	(66,193)	17,098	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	2,689	(698)	1,991
Total unrealized loss on investment securities held-to-maturity	(63,504)	16,400	(47,104)
Net unrealized gain on derivatives	284	—	284
Total unrealized gain on derivatives	284	—	284
Other comprehensive loss	$(186,988)	$48,861	$(138,127)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2023 and 2022.

(dollars in thousands)	Securities Available-For-Sale	Securities Held-to-Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2023
Balance at beginning of period	$(136,821)	$(44,093)	$—	$(180,914)
Other comprehensive loss before reclassifications	(12,074)	—	—	(12,074)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,403	—	1,403
Net other comprehensive (loss) income during period	(12,076)	1,403	—	(10,673)
Balance at end of period	$(148,897)	$(42,690)	$—	$(191,587)

Three Months Ended June 30, 2022
Balance at beginning of period	$(72,345)	$(49,095)	$(284)	$(121,724)
Other comprehensive (loss) income before reclassifications	(33,020)	—	284	(32,736)
Amounts reclassified from accumulated other comprehensive income (loss)	100		—	100
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,991	—	1,991
Net other comprehensive (loss) income during period	(32,920)	1,991	284	(30,645)
Balance at end of period	$(105,265)	$(47,104)	$—	$(152,369)

Six Months Ended June 30, 2023
Balance at beginning of period	$(154,773)	$(44,734)	$—	$(199,507)
Other comprehensive income before reclassifications	5,862	—	—	5,862
Amounts reclassified from accumulated other comprehensive income (loss)	14	—	—	14
Amortization of unrealized loss on securities transferred to held-to-maturity	—	2,044	—	2,044
Net other comprehensive income during period	5,876	2,044	—	7,920
Balance at end of period	$(148,897)	$(42,690)	$—	$(191,587)

Six Months Ended June 30, 2022
Balance at beginning of period	$(13,958)	$—	$(284)	$(14,242)
Other comprehensive (loss) income before reclassifications	(91,424)	(49,095)	284	(140,235)
Amounts reclassified from accumulated other comprehensive income (loss)	117	—	—	117
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,991	—	1,991
Net other comprehensive (loss) income during period	(91,307)	(47,104)	284	(138,127)
Balance at end of period	$(105,265)	$(47,104)	$—	$(152,369)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Affected Line Item in Consolidated Statements of Income
(dollars in thousands)	2023	2022
Realized gain (loss) on sale of investment securities	$2	$(151)	Net gain (loss) on sale of investment securities
Income tax benefit	—	51	Income tax expense
Total reclassifications for the periods	$2	$(100)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Six Months Ended June 30,		Affected Line Item in Consolidated Statements of Income
(dollars in thousands)	2023	2022
Realized loss on sale of investment securities	$(19)	$(176)	Net gain (loss) on sale of investment securities
Income tax benefit	5	59	Income tax expense
Total reclassifications for the periods	$(14)	$(117)
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2023
Assets:
Investment securities available-for-sale:
U.S treasury bonds	$—	46,629	$—	$46,629
U. S. agency securities	—	665,416	—	665,416
Residential mortgage-backed securities	—	764,590	—	764,590
Commercial mortgage-backed securities	—	48,969	—	48,969
Municipal bonds	—	8,312	—	8,312
Corporate bonds	—	1,673	—	1,673
Interest rate product	—	30,659	—	30,659
Credit risk participation agreements	—	3	—	3
Total assets measured at fair value on a recurring basis	$—	$1,566,251	$—	$1,566,251
Liabilities:
Interest rate product	—	$32,341	—	32,341
Total liabilities measured at fair value on a recurring basis	$—	$32,341	$—	$32,341

December 31, 2022
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$46,326	$—	$46,326
U. S. agency securities	—	669,728	—	669,728
Residential mortgage-backed securities	—	820,502	—	820,502
Commercial mortgage-backed securities	—	50,214	—	50,214
Municipal bonds	—	10,088	—	10,088
Corporate bonds	—	1,808	—	1,808
Loans held for sale	—	6,734	—	6,734
Interest rate product	—	31,039	—	31,039
Mortgage banking derivatives	—	—	93	93
Total assets measured at fair value on a recurring basis	$—	$1,636,439	$93	$1,636,532
Liabilities:
Credit risk participation agreements	$—	$2	$—	$2
Interest rate product	—	30,065	—	30,065
Total liabilities measured at fair value on a recurring basis	$—	$30,067	$—	$30,067

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
The following is a reconciliation of activity for assets measured at fair value based on Significant Other Unobservable Inputs (Level 3):

(dollars in thousands)	Investment Securities Available-for-Sale	Total
Assets:
Beginning balance at January 1, 2022	$10,000	$10,000
Realized loss included in earnings	—	—
Reclassified to investment securities held-to-maturity	(10,000)	(10,000)
Ending balance at December 31, 2022	$—	$—
Loans held for sale: The Company previously carried loans held for sale at fair value. This election reduced certain timing differences in the Consolidated Statement of Income and better aligned with the management of the portfolio from a business perspective. Gains and losses on sales of residential mortgage loans are recorded as a component of noninterest income in the Consolidated Statements of income. Gains and losses on sale of multifamily FHA securities are recorded as a component of noninterest income in the Consolidated Statements of Income. Fair value is derived from secondary market quotations for similar instruments. As such, the Company classified loans subjected to fair value adjustments as Level 2 valuation.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of June 30, 2023 and December 31, 2022.

(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2023
Loans held for sale	$—	$—	$—
December 31, 2022
Loans held for sale	$6,734	$6,775	$(41)
There were no residential mortgage loans held for sale that were 90 or more days past due or on nonaccrual status as of June 30, 2023 or December 31, 2022.
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

Mortgage banking derivatives for loans settled on a mandatory basis: The Company commenced the cessation of first lien residential mortgage origination for secondary sale during the three months ended March 31, 2023. The Company completed origination and sales activities as of the end of the second quarter of 2023. While the Company had mortgage banking derivatives in 2023 and 2022, the Company does not have any of these derivatives as of June 30, 2023.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company measures certain assets at fair value on a nonrecurring basis, and the following is a general description of the methods used to value such assets.
At June 30, 2023, substantially all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e. those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2023
Individually assessed loans:
Commercial	$—	$—	$2,128	$2,128
Income producing - commercial real estate	—	—	23,367	23,367
Owner occupied - commercial real estate	—	—	19,179	19,179
Real estate mortgage - residential	—	—	1,638	1,638
Consumer	—	—	396	396
Other real estate owned	—	—	1,487	1,487
Total assets measured at fair value on a nonrecurring basis as of June 30, 2023	$—	$—	$48,195	$48,195

December 31, 2022
Individually assessed loans:
Commercial	$—	$—	$1,790	$1,790
Income producing - commercial real estate	—	—	3,131	3,131
Owner occupied - commercial real estate	—	—	19,187	19,187
Real estate mortgage - residential	—	—	1,404	1,404
Consumer	—	—	3	3
Other real estate owned	—	—	1,962	1,962
Total assets measured at fair value on a nonrecurring basis as of December 31, 2022	$—	$—	$27,477	$27,477
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

The estimated fair value of the Company's financial instruments at June 30, 2023 and December 31, 2022 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2023
Assets
Cash and due from banks	$9,865	$9,865	$9,865	$—	$—
Federal funds sold	3,981	3,981	—	3,981	—
Interest bearing deposits with other banks	174,072	174,072	—	174,072	—
Investment securities available-for-sale	1,535,589	1,535,589	—	1,535,589	—
Investment securities held-to-maturity	1,055,181	923,313	—	923,313	—
Federal Reserve and Federal Home Loan Bank stock	46,199	N/A	—	—	—
Loans	7,766,719	7,480,027	—	—	7,480,027
Annuity investment	13,454	13,454	—	13,454	—
Bank owned life insurance	111,565	111,565	—	111,565	—
Annuity investment	13,454	13,454	—	13,454	—
Mortgage banking derivatives	—	—	—	—	—
Interest rate product	30,659	30,659	—	30,659	—
Credit risk participation agreement	3	3	—	3	—
Accrued interest receivable	37,896	37,896	37,896	—	—

Liabilities
Noninterest bearing deposits	$2,010,353	$2,010,353	$—	$2,010,353	$—
Interest bearing deposits	3,721,348	3,721,348	—	3,721,348	—
Time deposits	1,986,426	1,976,101	—	1,976,101	—
Customer repurchase agreements	37,017	37,017	—	37,017	—
Borrowings	1,906,615	1,904,242	—	1,904,242	—
Interest rate product	32,341	32,341	—	32,341	—
Accrued interest payable	25,911	25,911	25,911	—	—

December 31, 2022
Assets
Cash and due from banks	$12,655	$12,655	$12,655	$—	$—
Federal funds sold	33,927	33,927	—	33,927	—
Interest bearing deposits with other banks	265,272	265,272	—	265,272	—
Investment securities available-for-sale	1,598,666	1,598,666	—	1,598,666	—
Investment securities held-to-maturity	1,093,374	967,940	—	967,940	—
Federal Reserve and Federal Home Loan Bank stock	65,067	N/A	—	—	—
Loans held for sale	6,734	6,734	—	6,734	—
Loans	7,635,632	7,492,283	—	—	7,492,283
Bank owned life insurance	110,998	110,998	—	110,998	—
Annuity investment	13,869	13,869	—	13,869	—
Mortgage banking derivatives	93	93	—	—	93
Interest rate product	31,039	31,039	—	31,039	—
Accrued interest receivable	36,605	36,605	36,605	—	—

Liabilities
Noninterest bearing deposits	$3,150,751	$3,150,751	$—	$3,150,751	$—
Interest bearing deposits	4,778,932	4,778,932	—	4,778,932	—
Time deposits	783,499	777,757	—	777,757	—
Customer repurchase agreements	35,100	35,100	—	35,100	—
Borrowings	1,044,795	1,043,083	—	1,043,083	—
Interest rate swap derivatives	—	—	—	—	—
Credit risk participation agreements	2	2	—	2	—
Interest rate product	30,065	30,065	—	30,065	—
Accrued interest payable	25,911	25,911	25,911	—	—

Note 12 - Legal Contingencies
There have been no material changes in the status of the legal, regulatory and governmental proceedings, investigations and inquiries previously disclosed in Part II, Item 8, "Note 21 - Commitments and Contingent Liabilities" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. From time to time, the Company and its subsidiaries are involved in various legal proceedings and regulatory and governmental investigations and inquiries incidental to their business in the ordinary course, including matters in which damages in various amounts are claimed. Such matters may result in legal expenses that could adversely impact the financial condition and results of operations of the Company. The Company had no contingent liabilities outstanding in connection with pending legal matters at June 30, 2023 and December 31, 2022.
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
GENERAL
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through EagleBank (the "Bank"), its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company's primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of thirteen branch offices, including three in Northern Virginia, six in Suburban Maryland, and four in Washington, D.C. The Bank also operates four lending offices, with one in Northern Virginia, two in Suburban Maryland and one in Washington, D.C. During the first six months of 2023, three branches were closed as they had expiring leases. The branches' clients will be served from our other branches, and through digital channels.
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
The Bank made the strategic decision to cease originating first lien residential mortgage loans for secondary sale in the first quarter of 2023, due to diminishing residential mortgage production volumes in the face of a higher interest rate environment and increasing costs associated with regulatory compliance and risk management. The residential mortgage loans were originated for sale to third-party investors subject to compliance with pre-established criteria. The Company commenced the cessation of first lien residential mortgage origination for secondary sale during the three months ended March 31, 2023. The Company completed origination and sales activities as of June 30, 2023.

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
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is subject to impairment testing, which must be conducted at least annually or upon the occurrence of a triggering event. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. Goodwill is recorded and evaluated for impairment at its reporting unit, the Company. The Company's policy is to test goodwill for impairment annually as of December 31, or on an interim basis if an event triggering an impairment assessment is determined to have occurred.
Testing of goodwill impairment comprises a two-step process. First, the Company performs a qualitative assessment to evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that an impairment has occurred, it proceeds to the quantitative impairment test, whereby it calculates the fair value of the reporting unit and compares it with its carrying amount, including goodwill. In its performance of impairment testing, the Company has the unconditional option to proceed directly to the quantitative impairment test, bypassing the qualitative assessment. If the carrying amount of the reporting unit exceeds the fair value, the amount by which the carrying amount exceeds fair value, up to the carrying value of goodwill, is recorded through earnings as an impairment charge. If the results of the qualitative assessment indicate that it is not more likely than not that an impairment has occurred, or if the quantitative impairment test results in a fair value of the reporting unit that is greater than the carrying amount, then no impairment charge is recorded.
During the six months ended June 30, 2023, Management determined that a triggering event had occurred as a result of a sustained decrease in the Company's stock price and a revision in the earnings outlook in comparison to budget for the remainder of 2023 due primarily to the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent events in the banking sector. As a result, the Company performed a qualitative assessment and quantitative impairment test on its only reporting unit as of May 31, 2023.
The Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company. A combination of a risk-weighted income valuation methodology, comprising a discounted cash flow analysis, and a market valuation methodology, comprising the guideline public company method, was employed.

Significant judgment is necessary in the determination of the fair value of a reporting unit. The income valuation methodology requires an estimation of future cash flows, considering the after-tax results of operations, the extent and timing of credit losses, and appropriate discount and growth rates. Actual future cash flows may differ from forecasted results based on the assumptions used.
In performing the discount cash flow analysis, the Company utilized multi-year cash projections that rely on internal forecasts of loan and deposit growth, bond mix, financing composition, market pricing of securities, credit performance, forward interest rates, future returns driven by net interest margin, fee generation and expense incurrence, industry and economic trends, and other relevant considerations. The long-term growth rate used in the calculation of fair value was derived from published projections of the inflation rate and GDP, along with Management estimates.
The discount rate was calculated as the cost of equity capital using the modified capital asset pricing model, which includes variables including the risk-free interest rate, beta, equity risk premium, size premium, and company-specific risk premium.
The market approach considers a combination of price to tangible book value and price to earnings, adjusted based on companies similar to the reporting unit and adjusted for selected multiples, along with a control premium based on a review of transactions in the banking industry in order to calculate the indicated value of the Company's equity on a control, marketable basis.
The resulting calculation of fair value exceeded the carrying amount of the Company by approximately 17%, which resulted in no impairment loss. Future events could cause the Company to conclude that the Company’s goodwill has become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue evaluating the economic conditions at future reporting periods for triggering events.
RESULTS OF OPERATIONS
Earnings Summary
Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022
Net income for the three months June 30, 2023 was $28.7 million as compared to $15.7 million for the same period in 2022, a $13.0 million increase, or 82.8%.
The increase in net income of $13.0 million for the three months ended June 30, 2023 relative to the same period in 2022 was due to a decrease in noninterest expenses of $21.0 million, an increase in noninterest income of $3.0 million and a reduction of income tax expense of $4.6 million which were partially offset by a decrease in net interest income of $11.1 million and an increase in provision for credit losses of $4.7 million. Net interest income decreased primarily due to an increase in interest rates impacting deposits and funding costs that exceed the increase in total interest income. The decrease in noninterest expense is primarily due to the accrual in the second quarter of 2022 of settlement expenses in connection with the agreements with the Securities and Exchange Commission ("SEC") and Federal Reserve Bank ("FRB") associated with previously disclosed government investigations, totaling $22.9 million. The accrual was partially offset by an increase in FDIC insurance of $1.7 million. Noninterest income increased primarily due to an increase in other income of $3.3 million. The Company did not close any residential mortgage locked commitments for the three months ended June 30, 2023 compared to $92.0 million for the three months ended June 30, 2022. The increase in the provision was primarily driven by the fluctuations in the qualitative and economic factors of the credit model in the second quarter of 2023 compared to the second quarter of 2022. Additional details on the accrual for the agreements and other noninterest expenses are provided in the "Noninterest Expense" section below.
Total revenue (i.e. net interest income plus noninterest income) was $80.4 million for the three months ended June 30, 2023 as compared to $88.5 million for the same period in 2022. The most significant portion of revenue is net interest income, which was $71.8 million for the three months ended June 30, 2023, compared to $82.9 million for the same period in 2022. Net interest income decreased primarily due to an increase in interest expense from increased interest rates on deposits and borrowings which was partially offset by an increase in interest income on loans. The primary driver for the increase in noninterest income was income from an SBIC fund and an increase in swap fee income that was partially offset by a decrease in gain on sale of residential loans and fees associated with residential mortgage loans.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.49% for the three months ended June 30, 2023 and 2.94% for the same period in 2022. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.

Total noninterest income for the three months ended June 30, 2023 increased to $8.6 million from $5.6 million for the same period in 2022, a 54.5% increase. Noninterest income increased primarily due to an increase in other income driven by $2.8 million in income from an investment in an SBIC fund and an increase in swap fee income of $623 thousand, which was partially offset by a decrease in gain on sale of residential loans. For further information on the components and drivers of these changes see "Noninterest Income" section below.
Gain on sale of loans for the three months ended June 30, 2023 was $95 thousand compared to $855 thousand for the same period in 2022, a decrease of $760 thousand. The decline in gains on sale of loan is due to lower volumes as a result of higher interest rates as well as ceasing the origination of residential mortgages as previously announced.
Other income for the three months ended June 30, 2023 increased to $6.2 million from $2.9 million for the same period in 2022, a 115.9% increase. This increase was primarily attributable to $2.8 million in income from an investment in an SBIC fund and an increase in swap fee income of $623 thousand.
Noninterest expense totaled $38.0 million for the three months ended June 30, 2023, as compared to $59.0 million for same period in 2022, a $21.0 million decrease. The decrease in noninterest expense was primarily in connection with the second quarter of 2022 accrual of settlement expenses in connection with the agreements with the Securities and Exchange Commission ("SEC") and Federal Reserve Bank ("FRB") associated with previously disclosed government investigations, totaling $22.9 million. No such penalty fees were incurred in 2023. The accrual was partially offset by an increase in FDIC insurance of $1.7 million. Additional details on the accrual for the agreements and other noninterest expenses are provided in "Noninterest Expense" section below.
Income tax expenses were $8.2 million for the three months ended June 30, 2023, a reduction of 36.0%, compared to the same period in 2022. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio was 47.23% for the three months ended June 30, 2023, as compared to 66.64% for the same period in 2022. The improvement in the efficiency ratio was primarily driven by the decrease in noninterest expense in connection with the second quarter of 2022 accrual of settlement expenses in connection with the agreements with the Securities and Exchange Commission ("SEC") and Federal Reserve Bank ("FRB") associated with previously disclosed government investigations, totaling $22.9 million. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
For the three months ended June 30, 2023, the Company reported an annualized return on average assets ("ROAA") of 0.96%, as compared to 0.54% for the same period in 2022. The annualized return on average common equity ("ROACE") for the three months ended June 30, 2023 was 9.24% as compared to 4.91% for the same period in 2022. The annualized return on average tangible common equity ("ROATCE") for the three months ended June 30, 2023 was 10.08% as compared to 5.35% for the same period in 2022. The increase in returns was primarily attributable to the increase in net income. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
Net income for the six months ended June 30, 2023 was $52.9 million as compared to $61.4 million for the same period in 2022, a decrease of $8.5 million, or 13.9%.
The decrease in net income of $8.5 million for the six months ended June 30, 2023 relative to the same period in 2022 was due to a decrease net interest income of $16.5 million, an increase in provision for credit losses of $13.7 million and a decrease in noninterest income of $722 thousand. These were offset by a decrease in noninterest expenses of $11.4 million, and a reduction of income tax expense of $11.6 million.

Net interest income decreased primarily due to a rapid increase in interest rates impacting deposits and funding costs. The provision increased as the ACL required a reversal in the first six months of 2022, while there was a provision in the first six months of 2023. The provision was driven by loan growth and a higher allowance for CRE office properties. Noninterest income decreased primarily due to decreases in fees associated with residential loans and gain on sale of residential loans which were partially offset by income from an SBIC fund and swap fee income. During the six months ended June 30, 2023, the Company closed residential mortgage locked commitments of $32.8 million, down from $228.7 million for the six months ended June 30, 2022. Noninterest expenses decreased primarily in connection with the second quarter of 2022 accrual of settlement expenses in connection with the agreements with the Securities and Exchange Commission ("SEC") and Federal Reserve Bank ("FRB") associated with previously disclosed government investigations, totaling $22.9 million. The decrease in noninterest expenses was offset by increase in salaries and benefits of $7.3 million and legal and professional fees of $2.2 million and FDIC insurance of $2.1 million. Additional details on the accrual for the agreements and other noninterest expenses are provided in "Noninterest Expense" section below.
Total revenue (i.e. net interest income plus noninterest income) was $159.1 million for the six months ended June 30, 2023 as compared to $176.4 million for the same period in 2022. The most significant portion of revenue is net interest income, which was $146.8 million for the six months ended June 30, 2023, compared to $163.4 million for the same period in 2022. Net interest income decreased primarily due to increased interest expense due to higher rates on deposits and borrowings which was partially offset by an increase in interest income on loans. The primary driver for the reduction in noninterest income was a decrease in gain on sale of residential mortgage loans and fees associated with residential mortgage loans.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.63% for the six months ended June 30, 2023 and 2.79% for the same period in 2022. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the six months ended June 30, 2023 decreased to $12.3 million from $13.0 million for the same period in 2022, a 5.5% decrease. Noninterest income decreased primarily due to a decline in gain on sale of residential loans. For further information on the components and drivers of these changes see "Noninterest Income" section below.
Gain on sale of loans for the six months ended June 30, 2023 was $400 thousand compared to $2.3 million for the same period in 2022, a decrease of 83.0%. The decline in gains on sale of loan is due to lower volumes as a result of higher interest rates as well as ceasing the origination of residential mortgages as previously announced.
Other income for the six months ended June 30, 2023 increased to $7.5 million from $7.0 million for the same period in 2022, a 7.4% increase. Noninterest income increased primarily due to an increase in other fees driven by income of $2.8 million from an investment in an SBIC fund and BOLI income of $846 thousand which was partially offset by reductions in mortgage servicing fees of $887 thousand, FHA fees of $614 thousand and credit card income of $646 thousand.
Noninterest expense totaled $78.6 million for the six months ended June 30, 2023, as compared to $90.0 million for same period in 2022, a 12.7% decrease. The decrease in noninterest expense was primarily in connection with the second quarter of 2022 accrual of settlement expenses in connection with the agreements with the Securities and Exchange Commission ("SEC") and Federal Reserve Bank ("FRB") associated with previously disclosed government investigations, totaling $22.9 million. This decrease was partially offset by increases in salaries and benefits of $7.3 million, legal and professional fees of $2.2 million and $2.1 million in FDIC insurance. Additional details on the accrual for the agreements and other noninterest expenses are provided in "Noninterest Expense" section below.
Income tax expenses were $15.1 million for the six months ended June 30, 2023, a reduction of 43.6%, compared to the same period in 2022. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio was 49.37% for the six months ended June 30, 2023, as compared to 51.01% for the same period in 2022. The improvement in the efficiency ratio was driven by a decrease in noninterest expense in connection with the second quarter of 2022 accrual of settlement expenses in connection with the agreements with the Securities and Exchange Commission ("SEC") and Federal Reserve Bank ("FRB") associated with previously disclosed government investigations, totaling $22.9 million, partially offset by an increase in interest expense, and a reduction in noninterest income. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

For the six months ended June 30, 2023, the Company reported an annualized ROAA of 0.91%, as compared to 1.02% for the same period in 2022. The annualized ROACE for the six months ended June 30, 2023 was 8.58% as compared to 9.45% for the same period in 2022. The annualized ROATCE for the six months ended June 30, 2023 was 9.37% as compared to 10.26% for the same period in 2022. The decline in returns was primarily attributable to a reduction in net income. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
Net interest income was $71.8 million for the three months ended June 30, 2023, as compared to $82.9 million for the same period in 2022. Net interest income decreased for the three months ended June 30, 2023 primarily due to increases in average deposit rates (4.00% compared to 0.73%) and other short-term borrowings (4.80% compared to 0.83%), which were partially offset by higher average loan balances and yields (6.64% compared to 4.51%) as compared to June 30, 2022.
The net interest margin decreased by 45 basis points from three months ended June 30, 2022 as compared to the three months ended June 30, 2023 (from 2.94% to 2.49%). The yield on earning assets increased by 205 basis points (from 3.39% to 5.44%) while cost of funds increased 271 basis points (from 0.49% to 3.20%), refer to footnote 3 in the Consolidated Average Balances, Interest Yields and Rates tables below for additional information. Average loans (excluding loans held for sale) were $7.8 billion for the three months ended June 30, 2023 compared to $7.1 billion for the same period in 2022. Additionally, average borrowings increased from $127.5 million in the three months ended June 30, 2022 to $2.1 billion in the three months ended June 30, 2023. Overall yields and rates moved higher during the three months ended June 30, 2023 as compared to the same period in 2022, as variable rate loans adjusted upwards and an increased number of loans moved off their rate floors.
Net interest income was $146.8 million for the six months ended June 30, 2023, as compared to $163.4 million for the same period in 2022. Net interest income decreased for the six months ended June 30, 2023 primarily due to increases in average deposit rates (3.89% compared to 0.54%) and other short-term borrowings (4.78% compared to 0.70%), which were partially offset by higher average loan balances and yields (6.50% compared to 4.43%) as compared to June 30, 2022.
The net interest margin decreased by 16 basis points from six months ended June 30, 2022 as compared to the six months ended June 30, 2023 (from 2.79% to 2.63%). The yield on earning assets increased by 217 basis points (from 3.14% to 5.31%) while cost of funds increased 254 basis points (from 0.38% to 2.92%), due in part to a change in the methodology of calculation, see the tables below. Average loans (excluding loans held for sale) were $7.8 billion for the six months ended June 30, 2023 compared to $7.1 billion for the same period in 2022. Additionally, average borrowings increased from $236.3 million in the six months ended June 30, 2022 to $1.7 billion in the six months ended June 30, 2023. Overall yields and rates moved higher during the six months ended June 30, 2023 as compared to same period in 2022, as variable rate loans adjusted upwards and an increased number of loans moved off their rate floors.
The tables below presents the average balances and rates of the major categories of the Company's assets and liabilities for the three and six months ended June 30, 2023 and 2022. Included in the tables are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,053,961	$13,229	5.03%	$1,193,253	$2,451	0.82%
Loans held for sale (1)	813	13	6.40%	16,342	179	4.38%
Loans (1) (2)	7,790,555	128,980	6.64%	7,104,727	79,963	4.51%
Investment securities available-for-sale (2)	1,626,330	8,526	2.10%	1,793,047	7,022	1.57%
Investment securities held-to-maturity (2)	1,068,755	5,715	2.14%	1,157,308	5,975	2.07%
Federal funds sold	5,636	47	3.34%	35,590	45	0.51%
Total interest earning assets	11,546,050	156,510	5.44%	11,300,267	95,635	3.39%

Total noninterest earning assets	492,426			474,336
Less: allowance for credit losses	78,365			72,924
Total noninterest earning assets	414,061			401,412
TOTAL ASSETS	$11,960,111			$11,701,679

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$1,312,710	$10,640	3.25%	$856,388	$630	0.30%
Savings and money market	2,967,678	30,861	4.17%	4,810,047	8,772	0.73%
Time deposits	1,675,690	17,921	4.29%	657,220	2,136	1.30%
Total interest bearing deposits	5,956,078	59,422	4.00%	6,323,655	11,538	0.73%
Customer repurchase agreements	41,105	333	3.25%	25,112	22	0.35%
Other short-term borrowings	1,991,557	23,907	4.80%	57,750	120	0.83%
Long-term borrowings	69,845	1,037	5.94%	69,721	1,037	5.95%
Total interest bearing liabilities	8,058,585	84,699	4.22%	6,476,238	12,717	0.79%

Noninterest bearing liabilities:
Noninterest bearing demand	2,558,860			3,861,231
Other liabilities	97,019			82,468
Total noninterest bearing liabilities	2,655,879			3,943,699

Shareholders' Equity	1,245,647			1,281,742
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,960,111			$11,701,679

Net interest income		$71,811			$82,918
Net interest spread			1.22%			2.60%
Net interest margin			2.49%			2.94%
Cost of funds (3)			3.20%			0.49%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $4.2 million and $4.3 million for the three months ended June 30, 2023 and 2022, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

(3)Beginning in the second quarter of 2023, the Company revised its cost of funds methodology to use a daily average calculation where interest expense on interest bearing liabilities is divided by average interest bearing liabilities and average noninterest bearing deposits. Previously, the Company calculated the cost of funds as the difference between yield on earning assets and net interest margin. Under the current methodology, the cost of funds for the first quarter 2023 was 2.62%, the fourth quarter 2022 was 1.74% and the third quarter 2022 was 1.09%.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$791,691	$19,003	4.84%	$1,794,793	$3,508	0.39%
Loans held for sale (1)	2,444	73	5.97%	21,586	398	3.69%
Loans (1) (2)	7,751,506	249,770	6.50%	7,079,355	155,574	4.43%
Investment securities available for sale (2)	1,643,200	16,337	2.00%	2,291,096	18,301	1.61%
Investment securities held-to-maturity (2)	1,077,851	11,449	2.14%	593,791	6,126	2.08%
Federal funds sold	10,238	125	2.46%	29,915	49	0.33%
Total interest earning assets	11,276,930	296,757	5.31%	11,810,536	183,956	3.14%

Total noninterest earning assets	494,146			462,127
Less: allowance for credit losses	76,518			74,008
Total noninterest earning assets	417,628			388,119
TOTAL ASSETS	$11,694,558			$12,198,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$1,096,436	$16,748	3.08%	$805,891	$952	0.24%
Savings and money market	3,146,251	64,135	4.11%	5,141,543	12,496	0.49%
Time deposits	1,378,609	27,493	4.02%	689,752	4,449	1.30%
Total interest bearing deposits	5,621,296	108,376	3.89%	6,637,186	17,897	0.54%
Customer repurchase agreements	39,689	635	3.23%	25,368	35	0.28%
Other short-term borrowings	1,623,519	38,837	4.78%	166,605	580	0.70%
Long-term borrowings	69,830	2,074	5.94%	69,706	2,074	5.95%
Total interest bearing liabilities	7,354,334	149,922	4.11%	6,898,865	20,586	0.60%

Noninterest bearing liabilities:
Noninterest bearing demand	3,002,630			3,890,839
Other liabilities	94,269			97,353
Total noninterest bearing liabilities	3,096,899			3,988,192

Shareholders’ Equity	1,243,325			1,311,598
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,694,558			$12,198,655

Net interest income		$146,835			$163,370
Net interest spread			1.20%			2.54%
Net interest margin			2.63%			2.79%
Cost of funds (3)			2.92%			0.38%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $7.9 million and $8.0 million for the six months ended June 30, 2023 and 2022, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

(3)Beginning in the second quarter of 2023, the Company revised its cost of funds methodology to use a daily average calculation where interest expense on interest bearing liabilities is divided by average interest bearing liabilities and average noninterest bearing deposits. Previously, the Company calculated the cost of funds as the difference between yield on earning assets and net interest margin.
Rate/Volume Analysis of Net Interest Income
The rate/volume tables below presents the composition of the change in net interest income for the period indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Three Months Ended June 30, 2023 Compared With Three Months Ended June 30, 2022
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$7,719	$41,298	$49,017
Loans held for sale	(170)	4	(166)
Investment securities available-for-sale	(653)	2,157	1,504
Investment securities held-to-maturity	(457)	197	(260)
Interest bearing bank deposits	(286)	11,064	10,778
Federal funds sold	(38)	40	2
Total interest income	6,115	54,760	60,875

Interest paid on
Interest bearing transaction	336	9,674	10,010
Savings and money market	(3,360)	25,449	22,089
Time deposits	3,310	12,475	15,785
Customer repurchase agreements	14	297	311
Other borrowings	4,020	19,767	23,787
Total interest expense	4,320	67,662	71,982

Net interest income	$1,795	$(12,902)	$(11,107)

	Six Months Ended June 30, 2023 Compared With Six Months Ended June 30, 2022
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$14,771	$79,425	$94,196
Loans held for sale	(353)	28	(325)
Investment securities available-for-sale	(5,175)	3,211	(1,964)
Investment securities held-to-maturity	4,994	329	5,323
Interest bearing bank deposits	(1,961)	17,456	15,495
Federal funds sold	(32)	108	76
Total interest income	12,244	100,557	112,801

Interest paid on
Interest bearing transaction	343	15,453	15,796
Savings and money market	(4,849)	56,488	51,639
Time deposits	4,443	18,601	23,044
Customer repurchase agreements	20	580	600
Other borrowings	5,076	33,181	38,257
Total interest expense	5,033	124,303	129,336

Net interest income	$7,211	$(23,746)	$(16,535)
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
Management has developed a comprehensive analytical process to monitor the adequacy of the ACL. The ACL is estimated using a CECL model. Our methodology for determining our allowance was developed utilizing, among other factors, the guidance from federal banking regulatory agencies and relevant available information from internal and external sources and relating to past events, current conditions and reasonable and supportable forecasts. The process is being continually enhanced and refined based on periodic reviews. The maintenance of a high quality loan portfolio, with an adequate ACL, will continue to be a primary management objective for the Company.
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
We utilize the following qualitative and environmental factors in our CECL methodology: (i) changes in the nature and volume of the portfolio; (ii) changes in the volume and severity of past due financial assets and the volume and severity of adversely classified assets; (iii) changes in the value of underlying collateral for loans not individually evaluated; (iv) changes in lending policies and procedures; (v) changes in the quality of credit review function; (vi) changes in lending management and staff; (vii) concentrations of credit; (viii) other external factors (competition, legal, regulatory, etc.); and (ix) changes in national, regional, and local economic and business conditions. Our model may reflect assumptions by management that are not covered by the qualitative and environmental factors, and we reevaluate all of its factors quarterly.

Refer to additional detail regarding these forecasts in the "Allowance for Credit Losses - Loans" section of Note 1 to the Consolidated Financial Statements.
During the three months ended June 30, 2023, the ACL on loans reflected a provision of $5.3 million and $5.6 million in net charge-offs, which were primarily from two office properties outside of Washington, D.C. The provision for credit losses on loans for the same period in 2022 reflected a provision of $486 thousand and $674 thousand in net recoveries. During the six months ended June 30, 2023, the ACL on loans reflected a provision of $10.2 million and $6.6 million in net charge-offs. During the same period in 2022, we recorded a reversal of credit losses of $2.5 million and $215 thousand in net recoveries. For the first six months of 2023, the provisions were primarily driven by adjustments to the qualitative components of the CECL model owing to the high inflationary environment and the related uncertainty and impacts on the broader economy, changes in the qualitative and economic ("Q&E") component of the model associated with commercial real estate office properties, as well as the increase in total loans. These adjustments were offset by improvements in the quality of the assets associated with individually assessed loans that were deemed impaired. The reversal in the same period in 2022 was driven by the improved macroeconomic outlook and improvement of credits in the loan portfolio.
Additionally, the ACL on securities reflected a provision of $1.2 million for the first six months ended June 30, 2023 related to several corporate bonds in the held-to-maturity securities portfolio.
At June 30, 2023, the ACL for loans represented 1.00% of loans outstanding, as compared to 0.97% at December 31, 2022. The ACL represented 268% of nonperforming loans at June 30, 2023, as compared to 1,151% at December 31, 2022.
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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Balance at beginning of period	$74,444	$74,965
Charge-offs:
Commercial	(1,360)	(552)
Income producing - commercial real estate	(5,306)	—
Owner occupied - commercial real estate	—	(1,355)
Construction - commercial and residential	(136)	—
Other consumer	(50)	(3)
Total charge-offs	(6,852)	(1,910)
Recoveries:
Commercial	232	496
Owner occupied - commercial real estate	8	—
Construction - commercial and residential	34	1,627
Other consumer	5	2
Total recoveries	279	2,125
Net charge-offs	(6,573)	215
Provision for (reversal of) credit losses- loans	10,158	(2,515)
Balance at end of period	$78,029	$72,665

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.17%	(0.01)%
The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	June 30, 2023			December 31, 2022
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$15,374	20%	18%	$15,655	21%	19%
Income producing - commercial real estate	38,486	49%	53%	35,688	48%	51%
Owner occupied - commercial real estate	12,805	16%	14%	12,702	17%	15%
Real estate mortgage - residential	811	1%	1%	969	1%	1%
Construction - commercial and residential	9,932	13%	13%	8,801	12%	12%
Home equity	595	1%	1%	555	1%	1%
Other consumer	26	—%	—%	74	—%	1%
Total allowance	$78,029	100%	100%	$74,444	100%	100%
Nonperforming Assets
As shown in the table below, the Company's level of nonperforming assets, which comprise loans delinquent 90 days or more and nonaccrual loans, which include the nonperforming portion of loan restructurings and OREO, totaled $30.6 million at June 30, 2023 representing 0.28% of total assets, as compared to $8.4 million of nonperforming assets, or 0.08% of total assets, at December 31, 2022. The increase is primarily due to the increase in nonperforming loans discussed below.
At June 30, 2023, the Company had no accruing loans 90 days or more past due. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.00% of total loans at June 30, 2023, is adequate to absorb expected credit losses within the loan portfolio at that date.

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
During the three months ended June 30 2023, the Bank modified eleven loans with a total amortized cost of $186.6 million at June 30, 2023 (2.4% of the loan portfolio). These loans received extended loan terms of between approximately one to six months. Three loans received a weighted average interest rate reduction of approximately 2.90%. All loans are performing under their modified terms.
During the six months ended June 30 2023, the Bank modified thirteen loans with a total amortized cost of $196.0 million at June 30, 2023 (2.5% of the loan portfolio). These loans received extended loan terms of between approximately one to twelve months. Three loans received a weighted average interest rate reduction of approximately 2.90%. One loan that was modified during the first quarter of 2023 was moved to nonaccrual status and incurred a $2.1 million charge-off in the second quarter of 2023, resulting in an amortized cost basis of $2.2 million at June 30, 2023. All other loans are performing under their modified terms.
OREO properties are carried at the lower of cost or fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. OREO properties had a lower of cost or fair market value of $1.5 million and $2.0 million at June 30, 2023 and December 31, 2022, respectively. One OREO property was sold during the three and six months ended June 30, 2023, and another property was sold in the three and six months ended June 30, 2022, generating proceeds of $609 thousand and $241 thousand, respectively.

Total nonperforming loans amounted to $29.1 million at June 30, 2023 (0.37% of total loans) compared to $6.5 million at December 31, 2022 (0.08% of total loans). The increase was primarily from one commercial office note in Northern Virginia, of which a portion was charged off during the second quarter of 2023.
The following table shows the amounts of nonperforming assets at the dates indicated.

(dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccrual Loans:
Commercial	$1,965	$2,488
Income producing - commercial real estate	24,646	2,000
Owner occupied - commercial real estate	9	17
Real estate mortgage - residential	1,954	1,913
Construction - commercial and residential	524	—
Other consumer	—	50
Accruing loans-past due 90 days	—	—
Total nonperforming loans	29,098	6,468
Other real estate owned	1,487	1,962
Total nonperforming assets	$30,585	$8,430

Coverage ratio, allowance for credit losses to total nonperforming loans	268%	1,151%
Ratio of nonperforming loans to total loans	0.37%	0.08%
Ratio of nonperforming assets to total assets	0.28%	0.08%
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
At June 30, 2023, there were $219.0 million of Substandard loans. Substandard loans are considered potential or actual problem loans due to known information about possible or actual credit problems which causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in the reclassification to the past due, nonaccrual or restructured loan categories, as appropriate. Based upon their status as potential or actual problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.
Noninterest Income
Total noninterest income includes service charges on deposits, gain on sale of loans, gains and losses on sale of investment securities, FHA multi-family income, income from bank owned life insurance ("BOLI") and other income.
Total noninterest income for the three months ended June 30, 2023 increased to $8.6 million from $5.6 million for the three months ended June 30, 2022, a 54.5% increase. Total noninterest income for the six months ended June 30, 2023 decreased to $12.3 million from $13.0 million for the six months ended June 30, 2022, a 5.5% decrease.
Service charges on deposits for the three months ended June 30, 2023 increased to $1.6 million from $1.3 million for the three months ended June 30, 2022. Service charges on deposits for the six months ended June 30, 2023 increased to $3.1 from $2.6 million for the six months ended June 30, 2022.
Gain on sale of loans for the three months ended June 30, 2023 decreased to $95 thousand from $855 thousand for the three months ended June 30, 2022, an 88.9% decrease. Gain on sale of loans for the six months ended June 30, 2023 decreased to $400 thousand from $2.3 million for the six months ended June 30, 2022, a $1.9 million, or 83.0% decrease. The decline in gains on sale of loan is due to lower volumes as a result of higher interest rates as well as ceasing the origination of residential mortgages as previously announced.
There were no residential mortgage loan locked commitments for the three months ended June 30, 2023 as compared to $92.0 million for the same period in 2022, a 100.00% decrease. Residential mortgage loan locked commitments were $32.8 million for the six months ended June 30, 2023 as compared to $228.7 million for the same period in 2022, a 85.7% decrease.

The residential mortgage loans were originated for sale to third-party investors subject to compliance with pre-established criteria. The Company commenced the cessation of first lien residential mortgage origination for secondary sale during the three months ended March 31, 2023. The Company completed origination and sales activities as of the end of the second quarter of 2023.
Gain on the sale of investments for the three months ended June 30, 2023, was $2 thousand compared to a loss of $151 thousand for the three months ended June 30, 2022. Loss on the sale of investments for the six months ended June 30, 2023, was $19 thousand compared to a loss of $176 thousand for the six months ended June 30, 2022. The loss for the six months ended June 30, 2023 was due to the sale of 12 securities for a loss of $26 thousand which was partially offset by $7 thousand in gains on partial calls.
Other income for the three months ended June 30, 2023 increased to $6.2 million from $2.9 million for the three months ended June 30, 2022, a 115.9% increase. Other income for the six months ended June 30, 2023 increased to $7.5 million from $7.0 million for the six months ended June 30, 2022, a $518 thousand increase. Other interest income increased primarily due to an increase in other fees driven by income of $2.8 million from an investment in an SBIC fund and BOLI income of $846 thousand which was partially offset by reductions in mortgage servicing fees of $887 thousand, FHA fees of $614 thousand and credit card income of $646 thousand.
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
The Company is a long-time originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. There was $0 and $45 thousand of income from this source for both the three and six months ended June 30, 2023, respectively, compared to $10 thousand and $191 thousand for the three and six months ended June 30, 2022, respectively. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, FDIC insurance, and other expenses.
Total noninterest expense totaled $38.0 million for the three months ended June 30, 2023, as compared to $59.0 million for the three months ended June 30, 2022, a 35.6% decrease. Total noninterest expense totaled $78.6 million for the six months ended June 30, 2023, as compared to $90.0 million for the six months ended June 30, 2022, a 12.7% decrease.
Salaries and employee benefits were $22.0 million for the three months ended June 30, 2023, as compared to $21.8 million for the same period in 2022, a 0.7% or $0.2 million increase. Salaries and employee benefits were $46.1 million for the six months ended June 30, 2023, as compared to $38.8 million for the six months ended June 30, 2022, an 18.8% increase. The primary reason for the difference for the first six months expense was the one-time accrual reduction in the first three months of 2022 of $5.0 million related to stock-based compensation awards and deferred compensation for our former CEO and Chairman. At June 30, 2023, the Company's full time equivalent staff numbered 465 as compared to 506 at June 30, 2022. Additionally, the Company implemented a reduction-in-force early in the third quarter that along with other expense reductions is expected to generate cost savings of $2.4 million in the second half of 2023 plus an additional reduction of $5.8 million in 2024.
Premises and equipment for the three and six months ended June 30, 2023 and 2022, were $3.2 million and $6.5 million compared to $3.5 million and $6.7 million, respectively, of which premises expenses were $1.9 million and $2.0 million compared to $2.8 million and $5.3 million, respectively.

Marketing and advertising expenses totaled $884 thousand for the three months ended June 30, 2023 and $1.2 million for the same period in 2022. For the six months ended June 30, 2023, marketing and advertising expense was $1.5 million compared to $2.3 million for the six month period ended June 30, 2022. The decrease for both the three and six month periods were due to a reduction in advertising and promotions.
Data processing expenses were $3.4 million and $6.5 million for the three and six months ended June 30, 2023, respectively, compared to $2.7 million and $5.6 million for the same periods in 2022, respectively.
Legal, accounting and professional fees were $2.6 million and $5.9 million for the three and six months ended June 30, 2023, respectively, compared to $2.1 million and $3.7 million for the three and six months ended June 30, 2022, respectively, an increase of $512 thousand and an increase of $2.2 million for the comparative periods, respectively. Legal fees and expenditures were $841 thousand and $291 thousand for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and June 30, 2022 legal fees and expenditures were $2.5 million and $496 thousand, respectively. The increase was primarily due to a $959 thousand reversal of legal fees receivable relating to the previously disclosed settled litigations and investigations as Directors & Officers insurance for the 2016-2017 years was fully depleted.
FDIC insurance expenses were $2.6 million for the three months ended June 30, 2023 compared to $906 thousand for the same period in 2022, a 184.9% increase. For the six months ended June 30, 2023, FDIC expenses were $4.1 million compared to $2.0 million for the six months ended June 30, 2022.
The major components of other expenses include franchise taxes, director compensation and insurance expense. Other expenses decreased to $3.3 million and $7.9 million for the three and six months ended June 30, 2023, respectively, from $26.7 million and $31.0 million for the same periods in 2022, respectively, decreases of 87.5% and 74.3%, respectively. The decrease in other expenses over the comparative three and six months ended June 30, 2023 and 2022 was primarily due to the SEC and FRB penalties totaling $22.9 million.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 47.23% for the second quarter of 2023, as compared to 66.64% for the second quarter of 2022. For the first six months of 2023, the efficiency ratio was 49.37% as compared to 51.01% for the same period in 2022. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The improvement in the efficiency ratio for the three and six months ended June 30, 2023 as compared to the same three and six month period in 2022 was primarily driven by the decrease in noninterest expense which was partially offset by increased interest expense due to higher interest rates. The decrease in noninterest expense for the three and six month period ended June 30, 2023 was primarily due to the accrual of the $22.9 million of settlement expenses associated with previously disclosed government investigations in the second quarter of 2022.
As a percentage of average assets, total noninterest expense (annualized) was 1.27% for the three months ended June 30, 2023 as compared to 2.02% for the same period in 2022. As a percentage of average assets, total noninterest expense (annualized) was 1.35% for the six months ended June 30, 2023 as compared to 1.49% for the same period in 2022. The decrease for the three and six month period ended June 30, 2023 was primarily due to the accrual of the $22.9 million of settlement expenses in the second quarter of 2022. The decrease for the six month period ended June 30, 2023 was partially offset by the salary accrual reduction in the first quarter of 2022 of $5.0 million related to stock-based compensation awards and deferred compensation for our former CEO and Chairman.
Income Tax Expense
The Company's ratio of income tax expense to pre-tax income ("effective tax rate") for the three months ended June 30, 2023 and 2022 was 22.2% and 44.9%, respectively. The total tax provision for the three months ended June 30, 2023 was $8.2 million, compared to $12.8 million for the three months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was 22.2% as compared to 30.3% for the same period in 2022. The total tax provision for the six months ended June 30, 2023 was $15.1 million, compared to $26.7 million for the six months ended June 30, 2022.
The decreases in the effective tax rate and tax provision over the comparative three and six months ended June 30, 2023 and 2022 were primarily due to the SEC and FRB penalties totaling $22.9 million associated with previously disclosed investigations that are not deductible for tax purposes. Tax provisions declined over the comparative six months ended June 30, 2023 and 2022 due to decreases in net income period over period.

The Inflation Reduction Act of 2022 was signed into law by president Biden on August 16, 2022 which makes significant changes to the U.S. tax law, including the introduction of a corporate alternative minimum tax of 15% of the “adjusted financial statement income” of certain domestic corporations as well as a 1% excise tax on the fair market value of stock repurchases by certain domestic corporations, effective for tax years beginning in 2023. Effective January 1, 2023, the Company became subject to the tax laws under the Inflation Reduction Act. The Company has not experienced and currently does not expect the tax-related provisions of the Inflation Reduction Act to have a material impact on our financial results.
FINANCIAL CONDITION
Summary
Total assets at June 30, 2023 and December 31, 2022 were $11.0 billion and $11.2 billion, respectively. The decrease in total assets over December 31, 2022 was primarily due to the decrease in total interest-bearing deposits with banks and other short-term investments and investment securities which was partially offset by an increase in loans. The largest component of assets, total loans (excluding loans held for sale), had an amortized cost basis of $7.8 billion at June 30, 2023, a 1.7% increase from the balance at December 31, 2022. The increase in loans over the six months ended June 30, 2023, was driven primarily by growth from CRE loans. There were no loans held for sale at June 30, 2023, compared to $6.7 million at December 31, 2022, a 100.0% decrease as a result of higher interest rates as well as the cessation in origination of residential mortgages as previously announced.
Investment securities, at amortized cost net of the allowance for credit losses, totaled $2.8 billion at June 30, 2023 as compared to $2.9 billion at December 31, 2022, a decrease of $109.4 million, or 4%, primarily driven by the pay down of principal on mortgage-backed securities and sales and calls of securities. During the first quarter of 2022, we evaluated our securities portfolio and determined that certain securities will be maintained for the life of the instrument and made a decision to transfer $1.1 billion of securities designated as available-for-sale ("AFS") to held-to-maturity ("HTM"), including $237.0 million of securities acquired in the first quarter of 2022 for which the intention to hold to maturity was finalized. The securities transferred with unrealized losses of $66.2 million, and, as of June 30, 2023, $55.3 million remains in accumulated other comprehensive loss, and will be accreted ratably over the remaining lives of the securities through accumulated other comprehensive loss. The securities transferred were generally municipal bonds, corporate bonds, bonds that qualify for Community Reinvestment Act credit, and mortgage-backed securities with longer final maturity dates. At quarter-end, $1.1 billion, or 40.7% of the securities portfolio, was classified as securities HTM. The fair value of HTM securities was $133.9 million less than carrying value at June 30, 2023 compared to a difference of $125.4 million at December 31, 2022.
In terms of funding, total deposits at June 30, 2023 were $7.7 billion down from $8.7 billion at December 31, 2022, a decline of 11.4%. Total borrowed funds (excluding customer repurchase agreements) were $1.9 billion and $1.0 billion at June 30, 2023 and December 31, 2022, respectively. The increase in borrowings was primarily to meet funding needs, including to fund loan growth, given the decrease in deposits.
Total shareholders' equity was $1.2 billion as of June 30, 2023, and December 31, 2022.
The Company's capital ratios remain substantially in excess of regulatory minimum and buffer requirements. Regulatory ratios based on risk-weighted assets declined from December 31, 2022 due to an increase in average assets and a decline in Tier 1 and risk based capital . The total risk based capital ratio was 14.52% at June 30, 2023, as compared to 14.94% at December 31, 2022. The common equity tier 1 ("CET1") risk based capital ratio was 13.55% at June 30, 2023, as compared to 14.03% at December 31, 2022. The tier 1 risk based capital ratio was 13.55% at June 30, 2023, as compared to 14.03% at December 31, 2022. The tier 1 leverage ratio was 10.84% at June 30, 2023, as compared to 11.63% at December 31, 2022.
The ratio of common equity to total assets was 11.05% at June 30, 2023, as compared to 11.02% at December 31, 2022 as common equity levels remained almost constant over the six months ended June 30, 2023, while total assets decreased slightly as a result of decreases in deposits, investment securities, and other short-term investments which were partially offset by increases in loan balances. Book value per share was $40.78 at June 30, 2023, a 4.1% increase over $39.18 at December 31, 2022 as a result of share repurchases of 1,600,000 of the Company's common stock during the six months ended June 30, 2023 under the 2023 Repurchase Program. The repurchases, at prices below book and tangible book values, reduced the number of shares outstanding as of June 30, 2023, The Company has reached the maximum number of shares that may be purchased under the 2023 Repurchase Program.

In addition, the tangible common equity ratio was 10.21% at June 30, 2023, as compared to 10.18% at December 31, 2022. Tangible book value per share was $37.29 at June 30, 2023, a 4.0% increase from $35.86 at December 31, 2022. At June 30, 2023 and December 31, 2022, excluding the impact of the balance of accumulated other comprehensive losses, adjusted book value per share was $47.18 and $45.54, respectively, and adjusted tangible book value per share was $43.69 and $42.22, respectively. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
Loan Portfolio
Loans, net of amortized deferred fees and costs, at June 30, 2023 and December 31, 2022 by major category are summarized below.

	June 30, 2023		December 31, 2022
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,431,284	18%	$1,487,349	19%
PPP loans	649	—%	3,256	—%
Income producing - commercial real estate	4,086,049	53%	3,919,941	51%
Owner occupied - commercial real estate	1,122,334	14%	1,110,325	15%
Real estate mortgage - residential	76,596	1%	73,001	1%
Construction - commercial and residential	862,869	11%	877,755	12%
Construction - C&I (owner occupied)	132,843	2%	110,479	1%
Home equity	53,934	1%	51,782	1%
Other consumer	161	—%	1,744	—%
Total loans	7,766,719	100%	7,635,632	100%
Less: allowance for credit losses	(78,029)		(74,444)
Net loans (1)	$7,688,690		$7,561,188
(1)Excludes accrued interest receivable of $44.1 million and $43.5 million at June 30, 2023 and December 31, 2022, respectively, which is recorded in other assets.
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
Loans outstanding were $7.8 billion at June 30, 2023, an increase of $131.1 million, or 1.7%, from the balance at December 31, 2022.
The loan portfolio continued to grow in the six months ended June 30, 2023, due primarily to our income producing CRE loan originations and fundings, along with increases in our owner occupied CRE loans and construction C&I (owner occupied) loans. Amidst this growth, we have remained cognizant of the volatility in our industry, capital markets and interest rate markets. Market rates on our new loan originations have risen in connection with rate increases implemented by the Federal Reserve. We continue to see opportunities for growth in the commercial real estate market in our focused sectors; our processes for evaluating these opportunities are designed to ensure they are subject to reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service.

The Company's overall loan portfolio is substantially concentrated with borrowers located in the Washington, D.C. metro area, including "Suburban Washington, D.C.," which comprises Frederick, Prince George's and Montgomery counties in Maryland and Alexandria, Arlington, Falls Church, Fairfax, Loudoun and Prince William counties in Virginia. At June 30, 2023, 50.9%, 30.8%, 6.3% and 12.0% of the loan portfolio, as a percentage of total principal, was concentrated in Suburban Washington D.C., Washington D.C., other counties in Maryland and other locations in the United States, respectively. At December 31, 2022, 49.5%, 33.2% 5.8% and 11.5% of the loan portfolio in Suburban Washington D.C., Washington D.C., other counties in Maryland and other locations in the United States, respectively. While we remain cautious with regard to CRE market conditions, principally office, the strength of the Washington D.C. metro area in certain sectors, particularly multi-family commercial real estate and the housing market, continue to drive premiums for well-located properties.
As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $6.0 billion and $5.8 billion, or 76.8% and 76.2% of total loans, outstanding at June 30, 2023 and December 31, 2022, respectively. Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. While the overall commercial real estate portfolio remains healthy, particularly multi-family properties, the Company has remained focused on sectors that have been impacted by the ramifications of the COVID-19 pandemic, particularly income producing CRE loans collateralized by office properties, which comprised approximately $976.3 million and $937.2 million, or 12.6% and 12.3% of total loans, at June 30, 2023 and December 31, 2022, respectively. Office loans within Washington D.C. and Suburban Washington D.C. were $898.3 million and $851.9 million, or 11.6% and 11.2% of total loans, at June 30, 2023 and December 31, 2022, respectively. Additionally, at June 30, 2023, income producing CRE loans with offices as collateral located in Northern Virginia, Washington's Maryland Suburbs, Washington, D.C,. and other markets comprised 34.9%, 33.0%, 24.1%, and 8.0%, respectively, of total income producing CRE office loans.
The following table sets forth the time to contractual maturity of the loan portfolio as of June 30, 2023:

	June 30, 2023
(dollars in thousands)	Total	One Year or Less	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,431,284	$568,103	$672,904	$186,608	$3,669
PPP loans	649	—	649	—	—
Income producing - commercial real estate (1)	4,086,049	1,411,462	2,162,237	512,350	—
Owner occupied - commercial real estate	1,122,334	64,034	438,212	465,987	154,101
Real estate mortgage - residential	76,596	15,075	47,808	2,542	11,171
Construction - commercial and residential	862,869	350,767	484,473	4,175	23,454
Construction - C&I (owner occupied)	132,843	1,066	41,430	31,092	59,255
Home equity	53,934	4,923	2,767	1,795	44,449
Other consumer	161	86	19	—	56
Total loans	$7,766,719	$2,415,516	$3,850,499	$1,204,549	$296,155
Loans with:
Predetermined fixed interest rate	$2,984,277	$753,757	$1,449,035	$682,132	$99,353
Floating or adjustable interest rate	4,782,442	1,661,759	2,401,464	522,417	196,802
Total loans	$7,766,719	$2,415,516	$3,850,499	$1,204,549	$296,155
(1)Income producing CRE office loans, which had total principal of $976.3 million at June 30, 2023 and are included within income producing - commercial real estate, had principal of $307.0 million, $611.2 million, and $58.1 million aggregated with one year or less, over one year to five years, and over five years to fifteen years remaining until contractual maturity, respectively. Approximately $207.6 million and $413.3 million of income producing CRE office loans as of June 30, 2023 were due to mature within three months and eighteen months, respectively.

Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, savings accounts, and certificates of deposits. The deposit base includes transaction accounts, time and savings accounts, which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs, including during periods of high loan demand and seasonal variations in core deposits, the Bank regularly utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms. Additionally, the Bank has participated in the BTFP established by Federal Reserve Bank in March 2023.
For the six months ended June 30, 2023, total deposits decreased by $995.1 million as compared to December 31, 2022. The decline was primarily attributable to a $1.1 billion reduction in noninterest bearing deposits and a $849.7 million reduction in savings and money market accounts as a result of an increase of disintermediation driven primarily by an increase in interest rates, partially offset by a $1.2 billion increase in interest bearing deposits. The growth in interest bearing deposits was driven by the increased utilization of brokered deposits, particularly brokered time deposits, during the second quarter of 2023. During the six months ended June 30, 2023, brokered time deposits increased by approximately $1.1 billion, while other interest bearing broker deposits decreased by approximately $948 million.
No single depositor represented more than 10% of total deposits as of June 30, 2023. The ten largest depositors not associated with brokered pass-through relationships represented approximately 14% of total deposits in the aggregate as of June 30, 2023. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end compared to average deposit balances.
From time to time, when appropriate in order to fund strong loan demand or account for increased deposit outflow, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm and other national brokerage networks, including IntraFi. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (the "CDARS") and the Insured Cash Sweep product ("ICS"), which provide for reciprocal ("two-way") transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The total of reciprocal deposits at June 30, 2023 was $1.1 billion (14.7% of total deposits) as compared to $782.2 million (9.0% of total deposits) at December 31, 2022. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to obtain one-way CDARS deposits and participates in IntraFi's Insured Network Deposit Program ("IND"). The Bank had $630.4 million and $1.1 billion of IND brokered deposits as of June 30, 2023 and December 31, 2022, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks change due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty in obtaining them in the future. In that event we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.
At June 30, 2023 and December 31, 2022, total deposits included $2.5 billion and $2.3 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 32.1% and 26.5% of total deposits, respectively.
At June 30, 2023 and December 31, 2022, total deposits included estimated totals of $2.3 billion and $4.4 billion of uninsured deposits, which represented 29.4% and 50.5% of total deposits, respectively. The decrease in the percentage of the Bank's deposits that are uninsured was in part due to customers' increased use of the products facilitated by IntraFi that enable customers to maximize FDIC deposit insurance coverage for their deposits.
At June 30, 2023, the Company had $2.0 billion in noninterest bearing demand deposits, representing 26.0% of total deposits, compared to $3.2 billion of noninterest bearing demand deposits at December 31, 2022, or 36.2% of total deposits. The decrease was primarily attributable to outflows from noninterest bearing deposits and savings/money market accounts which was partially offset by the increase in time deposits. Average noninterest bearing deposits of total deposits for the six months ended June 30, 2023 and 2022 were 30.1% and 37.9%, respectively. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds that are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $37.0 million at June 30, 2023 compared to $35.1 million at December 31, 2022. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage-backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
At June 30, 2023 the Company had $2.0 billion in time deposits an increase of $1.2 billion from year end December 31, 2022. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered certificates of deposits ("CDs") to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning. Throughout the year, the Bank raised rates in most of its time deposit accounts in response to the increased disintermediation of deposits, and the current rate environment with continued rate increases.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at June 30, 2023 and December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had $536.8 million and $975.0 million, respectively, of FHLB short-term advances borrowed. Additionally, at June 30, 2023, the Company had a $1.3 billion one year fixed rate advance, maturing on March 26, 2024 from the BTFP as part of the overall asset liability strategy and to support loan growth. Outstanding FHLB advances are secured by collateral consisting of specifically pledged marketable investment securities and a blanket lien on qualifying loans in the Bank's commercial mortgage, residential mortgage and home equity loan portfolios. Outstanding BTFP advances are secured by collateral consisting of specifically pledged qualifying investment securities.
Long-term borrowings outstanding at June 30, 2023 and December 31, 2022 included the Company's August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024.
Liquidity Management
Liquidity is a measure of the Company's and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. Approximately 59% of the Company's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. As of June 30, 2023, the unrealized losses recorded on the available-for-sale securities were acting as a deterrent to any sale of those securities to raise liquidity. However, these securities are utilized as pledged assets that provide secondary liquidity through the form of additional available borrowings. Investment securities that are classified as held-to-maturity can also be used as collateral to pledge against additional borrowings. The Company's primary sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial.
The following table summarizes the Company's secondary sources of liquidity in use and available at June 30, 2023:

(dollars in thousands, except amount in the footnotes)	Secondary Sources of Liquidity in Use	Secondary Sources of Liquidity Available
June 30, 2023:
Unsecured brokered deposits (1)	$892,924	$1,784,678
FHLB secured borrowings	536,759	1,287,028
FRB:
BTFP secured borrowings	1,300,000	286,464
Discount window secured borrowings	—	591,548
Federal funds lines	—	155,000
Customer repurchase agreements	37,017	—
Raymond James repurchase agreement	—	17,591

Unpledged assets: (2)
Interest-bearing deposits with banks	N/A	33,438
Investment securities	N/A	428,197
Total	$2,766,700	$4,583,944
(1)The available liquidity from the unsecured brokered deposits represents unsecured funds under one-way CDARS and ICS brokered deposits that would require then current market rates and be dependent on the availability of funds in those networks.
(2)Comprise unencumbered assets that could be liquidated or used as collateral to obtain additional liquidity through debt financing.
The funding mix has continued to change in the six months ended June 30, 2023. Deposits at quarter-end were $7.7 billion and $8.7 billion at June 30, 2023 and December 31, 2022, respectively. The decline in deposits was primarily attributable to a decrease in noninterest bearing deposits, offset by an increase in interest bearing deposits primarily due to the increased utilization of brokered deposits as discussed in "Deposits and Other Borrowings" above. Short-term borrowings at quarter-end were $1.8 billion and $1.0 billion at June 30, 2023 and December 31, 2022, respectively. The increase in borrowings was due to the utilization of BTFP borrowings during the six months ended June 30, 2023.
The Bank can purchase up to $155 million in federal funds on an unsecured basis from its correspondents, against which there was no outstanding amount at June 30, 2023, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.8 billion, against which there was $892.9 million outstanding at June 30, 2023. The Bank also has custodial agreements with various broker-dealers through IntraFi's IND program which provided $630.4 million of brokered deposits at June 30, 2023.
At June 30, 2023, the Bank was also eligible to draw on advances from the FHLB up to $1.8 billion based on assets pledged as collateral to the FHLB, of which there was $536.8 million outstanding at June 30, 2023. The Bank had posted additional collateral to the FHLB in the first six months of 2023 to increase its eligibility for advances to meet its ongoing liquidity needs and expects to continue to utilize this source of funding in the future.
In March 2023, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of the BTFP. The BTFP provides eligible depository institutions, including the Bank, an additional source of liquidity. At June 30, 2023, the Bank had eligible collateral and borrowing capacity with the BTFP of $1.6 billion on assets that have been pledged, of which $1.3 billion was outstanding. This alternative source of liquidity will be utilized for balance sheet optimization. The program permits advances to be requested until March 2024, unless extended by the Federal Reserve Bank. There can be no assurance, however, that the opportunity to further borrow from the BTFP will continue to be available beyond March 2024. Once the BTFP program terminates, we may be required to rely on other, potentially more expensive, sources of liquidity.
The Bank's aggregate borrowing capacity at June 30, 2023 was $1.8 billion which consists of $1.6 billion of additional aggregate capacity to borrow from the Federal Home Loan Bank of Atlanta ("FHLB") and BTFP on assets that have been pledged. The Bank also has unencumbered securities totaling approximately $273.0 million available for pledging to the FHLB or the BTFP for additional borrowing capacity.

The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB, provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank. This facility, which amounts to approximately $591.5 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.
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
There is, however, a risk that the cost of funds will increase significantly as the Bank competes for deposits or that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run, but the use of such sources may negatively impact our net interest margin and our earnings, as the use of such sources did in the first six months of 2023, and there can be no assurance that they will be adequate to meet our liquidity needs. The market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a rising or high interest rate environment. Most of our noninterest bearing deposits are operating deposits or compensating balances that are held in connection with lending relationships. The potential outflow of such deposits is a risk unless we pay a more competitive rate of interest on them, which could significantly and negatively impact the Bank’s interest expense and net interest margin, as the transfer of some noninterest-bearing deposits to interest-bearing deposits did in the first six months of 2023. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The ALCO has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. We maintain a liquid investment portfolio outside of our held-to-maturity investments, including overnight liquidity. In the first six months of 2023, average short term liquidity was $2.4 billion, which is above the Bank's average needs. Secondary sources of liquidity at June 30, 2023 were $4.6 billion, which include the FHLB, BTFP, other insured brokered deposit sweep programs, unpledged securities, Fed funds lines, and the FRB Discount Window. At June 30, 2023, the Company held total unpledged securities with a fair value of $428.2 million, including $106.4 million of available-for-sale securities and $321.8 million of held-to-maturity securities.
Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit at June 30, 2023 are as follows:

(dollars in thousands)
Unfunded loan commitments	$2,512,240
Unfunded lines of credit	104,205
Letters of credit	94,453
Total	$2,710,898
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
During the six months ended June 30, 2023, the Company was able to produce a net interest margin of 2.63% as compared to 2.79% during the same period in 2022 and continues to manage its overall interest rate risk position.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of mortgage-backed securities. Further, the Company has been principally collecting cash flows off of the investment portfolio to provide liquidity. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. At June 30, 2023, the amortized cost less allowance of the investment portfolio decreased by $109.4 million, or 3.8%, as compared to the balance at December 31, 2022.
The percentage mix of municipal securities was 5% of total investments at June 30, 2023 and December 31, 2022. The portion of the portfolio invested in mortgage-backed securities was 62% at June 30, 2023 and December 31, 2022. The portion of the portfolio invested in U.S. agency investments was 27% and at June 30, 2023 and December 31, 2022. Shorter duration floating rate corporate bonds were 5% of total investments at June 30, 2023 and December 31, 2022. At June 30, 2023, these corporate bonds included $82 million of subordinated debt issued by 25 banking organizations. If any of these banking organizations were to enter into bankruptcy or other insolvency proceedings, we could experience losses that may be material to our results of operations and financial condition. U.S. treasury bonds were 2% of total investments at June 30, 2023 and December 31, 2022. The duration of the investment portfolio decreased to 4.7 years at June 30, 2023 from 4.8 years at December 31, 2022.
The re-pricing duration of the loan portfolio was 13 months at June 30, 2023 and December 31, 2022 with fixed rate loans amounting to 38% of total loans at June 30, 2023 and December 31, 2022. Variable and adjustable rate loans comprised 62% of total loans at June 30, 2023 and December 31, 2022. Variable rate loans are generally indexed to either the one month LIBOR interest rate (prior to the June 30, 2023 LIBOR cessation date), SOFR, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. The few remaining loans that were still tied to LIBOR based rates on June 30, 2023 were transitioned to their appropriate fallback rate on July 3, 2023.
The duration of the deposit portfolio increased as rates rose, measuring 40 months at June 30, 2023 and 29 months at December 31, 2022.
The net unrealized loss before income tax on the investment securities available-for-sale portfolio was $197.1 million and $205.3 million at June 30, 2023 and December 31, 2022, respectively. The change is primarily due to improved market conditions and related economic factors. At June 30, 2023, the net unrealized loss position represented 11.38% of the investment portfolio's book value.

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
Although the Company has experienced net interest margin compression during the six months ended June 30, 2023, the Company's interest rate risk modeling shows net interest margin expansion in an increasing rate environment. The model's prediction is the result of increases in both interest income on variable and adjustable rate loans and interest expense on its deposit liabilities, based on our funding needs, market conditions and certain contractual obligations but with no changes in the mix of assets or liabilities or the spreads we are able to earn. The model also assumes a stable interest rate environment after the programmed rate change, allowing assets and liabilities to reprice at their schedule in a stable environment, which may be quite different than real world conditions. Interest rate floors on certain of the Company's variable and adjustable rate loans may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded, though this is not relevant for the current rate environment with most variable rate loans well above their floor rate. The weighted average rate of the Company's variable rate loans increased by approximately 64 basis points from December 31, 2022 to June 30, 2023 in connection with the 75 basis points in Fed Funds rate hikes caused by actions taken by the Federal Reserve Bank. At June 30, 2023, the Company had a portfolio of $4.8 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 7.51%. At June 30, 2023, only $250.6 million of loans held by the Company were earning interest at their floor rate, and the majority of those are expected to reset at rates higher than their floor at their next rate reset date.
Additionally, the Company’s cost of interest bearing deposits increased by 87 basis points across its interest-bearing deposits, which comprise 74.0% of its total deposits, at June 30, 2023.
The Company employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, deposit decay rates, and the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100, 200, and 300 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next 12 months from June 30, 2023. In addition to analysis of simultaneous changes in interest rates along the yield curve, an analysis of changes based on interest rate "ramps" is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.
For the analysis presented below, at June 30, 2023, the simulation assumes an increasing correlation between the change in interest rates on offered interest bearing deposit products for each 100 basis point change in market interest rates in a rate shock scenario with a floor of 0 basis points. Those correlations range from 45% in 100 basis points shocks to 90% in 400 basis point shock scenarios. The Bank does have deposits with contractual terms which means these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall measure of the correlation between deposit costs and market rate changes depends on the rate scenario in question and can range from 70% to 95%.
The Company's analysis at June 30, 2023 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked down 100, 200, and 300 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at June 30, 2023 is 4.7 years, the loan portfolio 1.1 years, the interest bearing deposit portfolio 3.3 years, and the borrowed funds portfolio 0.6 years.

The following table reflects the result of simulation analysis on the June 30, 2023 asset and liabilities balances:

Change in interest rates (basis points)		Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+	400	18.6%	36.3%	(1)%
+	300	14.1%	27.4%	—%
+	200	13.3%	25.9%	4.3%
+	100	7.5%	14.6%	3.6%
	—	—	—	—
-	100	(2.7)%	(5.3)%	(0.5)%
-	200	(0.1)%	(0.1)%	(0.2)%
-	300	3.9%	7.6%	(2.2)%
The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at June 30, 2023 are not believed to be excessive. The impact of -2.7% in net interest income and -5.3% in net income given a 100 basis point decrease in market interest rates reflects in large measure the ability to quickly reprice deposits downward while recently booked loans would take time to re-price. In the six months ended June 30, 2023, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above.
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
During the six months ended June 30, 2023, average market interest rates increased across the yield curve as compared to the 2022 year end.
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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has focused on commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At June 30, 2023, we did exceed the construction, land development, and other land acquisitions regulatory concentration threshold, and we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 103% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, as our commercial real estate concentration fluctuates each quarter, we may be required to maintain higher levels of capital, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Capital Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.
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
The FRB and the FDIC have adopted rules (the "Basel III Rules") implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain, inclusive of the capital conservation buffer of 2.5%, a minimum CET1 ratio of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum total capital to risk-weighted assets ratio of 10.5%, and a minimum leverage ratio of 4.0%. At June 30, 2023, the Company and the Bank meet all these requirements.
The Company’s capital position remained strong for the six months ended June 30, 2023 as a result of good earnings, continued improvements in economic conditions and strong asset quality. As a result of the Company’s strong capital position and earnings, we were able to continue with our quarterly dividend. The Company announced a regular quarterly cash dividend on June 29, 2023 of $0.45 per share to shareholders of record on July 20, 2023 and it was paid on July 28, 2023.
Additionally, the Company was active in share repurchase activity as we repurchased 1,600,000 shares of the Company's common stock at an average price of $29.77 per share (including commissions) during the six months ended June 30, 2023. On December 13, 2022, the Company's Board of Directors authorized a new share repurchase program which took effect starting January 2, 2023, after the expiration of the previous repurchase program on December 31, 2022. The Board of Directors authorized the repurchase of 1,600,000 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under the 2023 Repurchase Program. In the six months ended June 30, 2023, the Company reached the maximum number of shares that may be purchased under the 2023 Repurchase Program.

The capital amounts and ratios for the Company and Bank as of June 30, 2023 and December 31, 2022 are presented in the table below.

	Company		Bank		Minimum Required Basel III	To Be Well-Capitalized Under Prompt Corrective Action Regulations (1)
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2023
CET1 capital (to risk weighted assets)	$1,311,383	13.55%	$1,308,489	13.59%	7.00%	6.50%
Total capital (to risk weighted assets)	1,404,293	14.52%	1,387,390	14.41%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,311,383	13.55%	1,308,489	13.59%	8.50%	8.00%
Tier 1 capital (to average assets)	1,311,383	10.84%	1,308,489	10.86%	4.00%	5.00%

December 31, 2022
CET1 capital (to risk weighted assets)	$1,329,971	14.03%	$1,341,347	14.23%	7.00%	6.50%
Total capital (to risk weighted assets)	1,415,854	14.94%	1,412,904	14.99%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,329,971	14.03%	1,341,347	14.23%	8.50%	8.00%
Tier 1 capital (to average assets)	1,329,971	11.63%	1,341,347	11.78%	4.00%	5.00%
(1)Applies to the Bank only.
Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At June 30, 2023 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained the minimum required capital ratios listed in the table above.
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
Tangible common equity to tangible assets (the "tangible common equity ratio"), tangible book value per common share, the annualized return on average tangible common equity, the efficiency ratio, adjusted net income and adjusted earnings per share are non-GAAP financial measures derived from GAAP-based amounts.
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
The Company calculates the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The efficiency ratio measures a bank's overhead as a percentage of its revenue. The Company believes that reporting the non-GAAP efficiency ratio more closely measures its effectiveness of controlling operational activities.

Adjusted net income is a non-GAAP financial measure calculated by reversing the penalty, disgorgement and prejudgment interest incurred during the three and six months ended June 30, 2022 against net income. The Company considers this information important to shareholders because it illustrates net income excluding the impact of non-recurring items.
Adjusted earnings per share is a non-GAAP financial measure calculated by dividing the penalty, disgorgement and prejudgment interest incurred during the three and six months ended June 30, 2022 by the weighted average common shares outstanding (diluted) then adding the result to GAAP earnings per share. The Company considers this information important to shareholders because it illustrates earnings on a per share basis excluding the impact of non-recurring items.
The following tables reconcile the GAAP financial measures to the associated non-GAAP financial measures:
GAAP Reconciliation

(dollars in thousands except per share data)	June 30, 2023	December 31, 2022
Common shareholders' equity	$1,219,766	$1,228,321
Less: Intangible assets	(104,220)	(104,233)
Tangible common equity	$1,115,546	$1,124,088

Book value per common share	$40.78	$39.18
Less: Intangible book value per common share	(3.49)	(3.32)
Tangible book value per common share	$37.29	$35.86

Total assets	$11,034,741	$11,150,854
Less: Intangible assets	(104,220)	(104,233)
Tangible assets	$10,930,521	$11,046,621
Tangible common equity ratio	10.21%	10.18%

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands)	2023	2022	2023	2022
Average common shareholders' equity	$1,245,647	$1,281,742	$1,243,325	$1,311,598
Less: Average intangible assets	(104,224)	(104,246)	(104,227)	(104,252)
Average tangible common equity	$1,141,423	$1,177,496	$1,139,098	$1,207,346

Net income available to common shareholders	$28,692	$15,696	$52,926	$61,440
Average tangible common equity	1,141,423	1,177,496	1,139,098	1,207,346
Annualized return on average tangible common equity	10.08%	5.35%	9.37%	10.26%

Net interest income	$71,811	$82,918	$146,835	$163,370
Noninterest income	8,595	5,564	12,295	13,017
Revenue	$80,406	$88,482	$159,130	$176,387

Noninterest expense	$37,978	$58,962	$78,562	$89,974
Less: Penalty, disgorgement and prejudgment interest	—	(22,874)	—	(22,874)
Adjusted noninterest expense	37,978	36,088	78,562	67,100

Efficiency ratio	47.23%	66.64%	49.37%	51.01%
Adjusted efficiency ratio	47.23%	40.79%	49.37%	38.04%

Income before income tax expense	$36,872	$28,472	$68,000	$88,163
Exclude: Penalty, disgorgement and prejudgment interest	—	22,874	—	22,874
Adjusted income before income tax expense	36,872	51,346	68,000	111,037
Income tax expense (1)	8,180	12,776	15,074	26,723
Adjusted net income	$28,692	$38,570	$52,926	$84,314

Earnings per common share diluted	$0.94	$0.49	$1.72	$1.91
Exclude: Penalty, disgorgement and prejudgment interest per common share diluted	—	0.71	—	0.71
Adjusted earnings per common share diluted	$0.94	$1.20	$1.72	$2.62

Weighted average common shares outstanding - diluted	30,505	32,143	30,832	32,126
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk."
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2023 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
March 31, 2023	n/a	n/a	n/a	1,200,000
April 1 - 30, 2023	400,586	$32.26	400,000	800,000
May 1 - 31, 2023	482,760	$19.41	480,000	320,000
June 1 - 30, 2023	323,614	$22.35	320,000	—
Total	1,206,960	$24.48	1,200,000	—
(1)Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted shares or restricted share units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)Average price paid per share includes commission costs associated with the repurchases.
(3)On December 13, 2022, the Company's Board of Directors authorized a new share repurchase program (the "2023 Repurchase Program") to take effect starting January 2, 2023, after the expiration of the previous repurchase program on December 31, 2022. The Board of Directors authorized the repurchase of 1,600,000 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under 2023 Repurchase Program, which will expire on December 31, 2023, unless earlier terminated by the Board of Directors. The 2023 Repurchase Program does not limit the number of shares that can be repurchased each quarter. The Company has reached the maximum number of shares that may be purchased under the 2023 Repurchase Program.
Item 3. - Defaults Upon Senior Securities
None.
Item 4. - Mine Safety Disclosures
Not Applicable.

Item 5. - Other Information
Effective September 25, 2023, Eric Newell, age 43, will assume the position of Chief Financial Officer of Eagle Bancorp, Inc. (the "Parent"). Mr. Newell previously served as Executive Vice President, Chief Financial Officer of Equity Bancshares (EQBK) and Equity Bank, a $5.2 billion financial holding company and subsidiary bank headquartered in Wichita, Kansas. Prior to that, Mr. Newell was the Chief Financial Officer of United Bank, a subsidiary of United Financial Bancorp, Inc. (UBNK), a $7.3 billion community bank headquartered in Hartford, Connecticut, from 2014 until it was sold in November 2019.
Effective September 25, 2023, Charles Levingston will cease to serve as Executive Vice President, Chief Financial Officer of Parent. Mr. Levingston will continue to serve as Executive Vice President, Chief Financial Officer of EagleBank (the "Bank").
Effective May 18, 2023, Ryan Riel, age 45, assumed the position of Executive Vice President of Parent. Mr. Riel is also Executive Vice President, Chief Real Estate Lending Officer of Bank. Mr. Riel is the son of Susan Riel, our President and Chief Executive Officer. Mr. Riel will report to Norman Pozez, Executive Chairman of Bank and Parent. Mr. Riel joined Bank in 2001 as a Commercial Lender after graduating from West Virginia University with a BA in Economics. During his 22 years at Bank, Mr. Riel has progressed from his original role in Commercial Lending to a Team Leader, Group Leader, Market Executive and now Chief Real Estate Lending Officer, a position he has held since 2020.
Any information with respect to Mr. Levingston and Mr. Riel required to be disclosed under Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934 has been included in Parent's definitive proxy statement for its 2023 annual meeting of shareholders, filed on April 5, 2023.
In connection with his appointment to the position of Chief Financial Officer of Parent, Mr. Newell entered into an employment agreement with Bank and Parent, effective September 25, 2023. Under the employment agreement, Mr. Newell will receive an annual salary of $475,000, an annual car allowance of $9,000, reimbursement of life insurance premiums, and other benefits generally provided to similarly situated employees. Mr. Newell is eligible to receive a sign-on bonus of $100,000 upon commencement of employment and an additional bonus of $150,000 six months after commencing employment. He is also eligible to receive a one-time payment to cover qualifying moving expenses, up to $50,000. The agreement provides for (x) an initial time-based restricted stock award with a value of $300,000 vesting over three years on the anniversary date of the date of grant and (y) a 2024 annual equity award in February 2024 with a $200,000 value, to be divided equally between time-based restricted stock and performance-based restricted stock units (with the number of units calculated based on the "target" level of performance).
There are no family relationships between Mr. Newell and any director or executive officer of Parent or Bank, and there are no related party transactions between Parent or the Bank and Mr. Newell that would require disclosure under Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934.
In connection with his transition in duties, Mr. Levingston's employment agreement with the Bank was amended, effective September 25, 2023. Under the amended employment agreement, Mr. Levingston will receive an annual salary of $380,000, an annual car allowance of $9,000, reimbursement of life insurance premiums, and other benefits generally provided to similarly situated employees.
In connection with his appointment to the position of Executive Vice President of Parent, Mr. Riel entered into an employment agreement with the Bank and Parent, effective August 9, 2023. Under the employment agreement, Mr. Riel will receive an annual salary of $406,725, an annual car allowance of $12,000, reimbursement of life insurance premiums, and other benefits generally provided to similarly situated employees.
Under their employment agreements, upon a termination without cause, Messrs. Newell, Levingston and Riel are entitled to a lump sum cash payment that is intended to represent the cost of continued healthcare coverage for a one-year period. Upon a qualifying termination or resignation in connection with a change in control due to certain material adverse changes (a "Change in Control Termination"), this amount will be increased in order to represent the cost of continued healthcare coverage for a three-year period.

In addition, upon a Change in Control Termination, Messrs. Newell and Riel will be eligible for a lump sum cash payment equal to 1.99 times the sum of (x) the executive’s highest salary in effect during the 12 months preceding the termination date, and (y) cash bonuses paid to the executive during the 12 months preceding the termination date. Under Mr. Levingston’s amended employment agreement, upon a Change in Control Termination, he will be entitled to a lump sum cash payment equal to 0.99 times such amount. The above benefits are subject to the executive’s execution of a release of claims. In addition, the executives are subject to standard non-compete and non-solicit covenants during employment and the one-year period following cessation of employment.
Messrs. Newell and Riel also entered into non-compete agreements with Bank and Parent in connection with their appointments. Under that agreement, upon a termination without cause or Change in Control Termination, the executive will be entitled to a supplemental payment to be made in installments over a one-year period, equal to the sum of (x) the executive's highest salary in effect during the 12 months preceding the termination date, and (y) cash bonuses paid to the executive during the 12 months preceding the termination date, provided that the executive complies with the non-compete restrictions contained in that agreement. These benefits are subject to the executive’s execution of a release of claims. Mr. Levingston’s non-compete agreement dated January 8, 2020, and previously filed as an exhibit to Parent’s Form 10-K filed March 2, 2020, remains in effect in accordance with its terms.
The foregoing summaries are qualified in their entirety by reference to the Employment Agreement with Mr. Newell, Non-Compete Agreement with Mr. Newell, Second Amended and Restated Employment Agreement with Mr. Levingston, Employment Agreement with Mr. Riel and Non-Compete Agreement with Mr. Riel, which are filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to this Form 10-Q.
Director and Officer Trading Arrangements:
During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. - Exhibits

10.1+	Employment Agreement effective as of September 25, 2023, between EagleBank, Eagle Bancorp, Inc. and Eric Newell
10.2+	Non-Compete Agreement effective as of September 25, 2023, between EagleBank, Eagle Bancorp, Inc. and Eric Newell
10.3+	Second Amended and Restated Employment Agreement effective as of September 25, 2023, between EagleBank and Charles D. Levingston
10.4+	Employment Agreement dated as of August 9, 2023, between EagleBank, Eagle Bancorp, Inc. and Ryan Riel
10.5+	Non-Compete Agreement dated as of August 9, 2023, between EagleBank, Eagle Bancorp Inc. and Ryan Riel
31.1	Certification of Susan G. Riel
31.2	Certification of Norman R. Pozez
31.3	Certification of Charles D. Levingston
32.1	Certification of Susan G. Riel
32.2	Certification of Norman R. Pozez
32.3	Certification of Charles D. Levingston
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022
(ii) Consolidated Statement of Income for the three and six months ended June 30, 2023 and 2022
(iii) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022
(iv) Consolidated Statement of Changes in Shareholders' Equity for the three and six months ended June 30, 2023 and 2022
(v) Consolidated Statement of Cash Flows for the six months ended June 30, 2023 and 2022
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

EAGLE BANCORP, INC.

Date:	August 9, 2023	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date:	August 9, 2023	By:	/s/ Charles D. Levingston
Charles D. Levingston, Executive Vice President and Chief Financial Officer of the Company