Form 10-Q
period 2023-09-30
EAGLE BANCORP INC
filed 2023-11-08
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒
As of November 2, 2023, the registrant had 29,926,182 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$8,625	$12,655
Federal funds sold	13,611	33,927
Interest-bearing deposits with banks and other short-term investments	235,819	265,272
Investment securities available-for-sale (amortized cost of $1,700,233 and $1,803,898, respectively, and allowance for credit losses of $17 and $17, respectively).	1,474,945	1,598,666
Investment securities held-to-maturity, net of allowance for credit losses of $2,010 and $766, respectively (fair value of $872,710 and $968,707, respectively)	1,032,485	1,093,374
Federal Reserve and Federal Home Loan Bank stock	25,689	65,067
Loans held for sale	—	6,734
Loans	7,916,391	7,635,632
Less: allowance for credit losses	(83,332)	(74,444)
Loans, net	7,833,059	7,561,188
Premises and equipment, net	11,216	13,475
Operating lease right-of-use assets	20,151	24,544
Deferred income taxes	98,987	96,567
Bank-owned life insurance	112,234	110,998
Goodwill and other intangible assets, net	105,239	104,233
Other real estate owned	1,487	1,962
Other assets	190,667	162,192
Total Assets	$11,164,214	$11,150,854

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$2,072,665	$3,150,751
Interest-bearing transaction	932,779	1,138,235
Savings and money market	3,129,773	3,640,697
Time	2,241,089	783,499
Total deposits	8,376,306	8,713,182
Customer repurchase agreements	25,689	35,100
Other short-term borrowings	1,300,001	975,001
Long-term borrowings	69,887	69,794
Operating lease liabilities	24,422	29,267
Reserve for unfunded commitments	6,183	5,857
Other liabilities	145,842	94,332
Total Liabilities	9,948,330	9,922,533

Shareholders' Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 29,917,982 and 31,346,903, respectively	296	310
Additional paid-in capital	372,394	412,303
Retained earnings	1,054,699	1,015,215
Accumulated other comprehensive loss	(211,505)	(199,507)
Total Shareholders' Equity	1,215,884	1,228,321
Total Liabilities and Shareholders' Equity	$11,164,214	$11,150,854
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Income
Interest and fees on loans	$132,273	$93,744	$382,116	$249,716
Interest and dividends on investment securities	13,732	13,463	41,518	37,890
Interest on balances with other banks and short-term investments	15,067	4,100	34,070	7,608
Interest on federal funds sold	77	220	202	269
Total interest income	161,149	111,527	457,906	295,483
Interest Expense
Interest on deposits	70,929	26,125	179,305	44,022
Interest on customer repurchase agreements	311	55	946	90
Interest on other short-term borrowings	18,152	412	56,989	992
Interest on long-term borrowings	1,038	1,038	3,112	3,112
Total interest expense	90,430	27,630	240,352	48,216
Net Interest Income	70,719	83,897	217,554	247,267
Provision for Credit Losses	5,644	3,022	17,046	730
(Reversal of) Provision for Credit Losses for Unfunded Commitments	(839)	774	327	1,316
Net Interest Income After (Reversal of) Provision for Credit Losses	65,914	80,101	200,181	245,221

Noninterest Income
Service charges on deposits	1,631	1,339	4,767	3,970
(Loss) gain on sale of loans	(5)	821	395	3,168
Net gain (loss) on sale of investment securities	5	4	(14)	(172)
Increase in the cash surrender value of bank-owned life insurance	669	631	1,972	1,889
Other income	4,047	2,513	11,522	9,470
Total noninterest income	6,347	5,308	18,642	18,325
Noninterest Expense
Salaries and employee benefits	21,549	21,538	67,680	60,362
Premises and equipment expenses	3,095	3,275	9,639	9,926
Marketing and advertising	768	1,181	2,288	3,431
Data processing	3,194	3,445	9,647	9,054
Legal, accounting and professional fees	2,162	2,332	8,065	6,030
FDIC insurance	3,342	1,287	7,409	3,251
Other expenses	3,523	3,148	11,467	34,126
Total noninterest expense	37,633	36,206	116,195	126,180
Income Before Income Tax Expense	34,628	49,203	102,628	137,366
Income Tax Expense	7,245	11,906	22,319	38,629
Net Income	$27,383	$37,297	$80,309	$98,737

Earnings Per Common Share
Basic	$0.91	$1.16	$2.63	$3.08
Diluted	$0.91	$1.16	$2.63	$3.07
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$27,383	$37,297	$80,309	$98,737

Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (loss) gain on securities available-for-sale	(21,314)	(60,029)	(15,452)	(151,453)
Reclassification adjustment for (gain) loss included in net income	(4)	(3)	10	114
Total unrealized (loss) gain on investment securities available-for-sale	(21,318)	(60,032)	(15,442)	(151,339)
Unrealized loss on securities transferred to held-to-maturity (1)	—	—	—	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	1,400	1,762	3,444	3,753
Total unrealized gain (loss) on investment securities held-to-maturity	1,400	1,762	3,444	(45,342)
Unrealized gain on derivatives	—	—	—	284
Other comprehensive (loss) income	(19,918)	(58,270)	(11,998)	(196,397)
Comprehensive Income (Loss)	$7,465	$(20,973)	$68,311	$(97,660)
(1) Represents unamortized accumulated other comprehensive loss on securities transferred to held-to-maturity status.

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands except share and per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common		Additional Paid-in Capital	Retained Earnings		Shareholders' Equity
	Shares	Amount
Balance July 1, 2023	29,912,082	$296	$370,278	$1,040,779	$(191,587)	$1,219,766

Net Income	—	—	—	27,383	—	27,383
Other comprehensive loss, net of tax	—	—	—	—	(19,918)	(19,918)
Stock-based compensation expense	—	—	1,969	—	—	1,969
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(15,250)	—	—	—	—	—
Time-based stock awards granted	14,280	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	6,870	—	145	—	—	145
Cash dividends declared ($0.45 per share)	—	—	—	(13,463)	—	(13,463)
Common stock repurchased	—	—	2	—	—	2
Balance September 30, 2023	29,917,982	$296	$372,394	$1,054,699	$(211,505)	$1,215,884

Balance July 1, 2022	32,081,241	$318	$440,418	$964,353	$(152,369)	$1,252,720

Net Income	—	—	—	37,297	—	37,297
Other comprehensive loss, net of tax	—	—	—	—	(58,270)	(58,270)
Stock-based compensation expense	—	—	2,274	—	—	2,274
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	—	—	—	—
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(2,893)	—	—	—	—	—
Time-based stock awards granted	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,973	—	188	—	—	188
Cash dividends declared ($0.45 per share)	—	—	—	(14,438)	—	(14,438)
Balance September 30, 2022	32,082,321	$318	$442,880	$987,212	$(210,639)	$1,219,771

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity - Continued (Unaudited)
(dollars in thousands except share and per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common		Additional Paid-in Capital	Retained Earnings		Shareholders' Equity
	Shares	Amount
Balance January 1, 2023	31,346,903	$310	$412,303	$1,015,215	$(199,507)	$1,228,321

Net Income	—	—	—	80,309	—	80,309
Other comprehensive income, net of tax	—	—	—	—	(11,998)	(11,998)
Stock-based compensation expense	—	—	7,653	—	—	7,653
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(59,314)	1	(1)	—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	27,296	—	—	—	—	—
Time-based stock awards granted	187,822	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	15,275	—	459	—	—	459
Cash dividends declared ($1.35 per share)	—	—	—	(40,825)	—	(40,825)
Common stock repurchased	(1,600,000)	(15)	(48,020)	—	—	(48,035)
Balance September 30, 2023	29,917,982	$296	$372,394	$1,054,699	$(211,505)	$1,215,884

Balance January 1, 2022	31,950,092	$316	$434,640	$930,061	$(14,242)	$1,350,775

Net Income	—	—	—	98,737	—	98,737
Other comprehensive loss, net of tax	—	—	—	—	(196,397)	(196,397)
Stock-based compensation expense	—	—	7,587	—	—	7,587
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	3,289	—	97	—	—	97
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(68,931)	2	(2)	—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	21,026	—	—	—	—	—
Time-based stock awards granted	166,471	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	10,374	—	558	—	—	558
Cash dividends declared ($1.30 per share)	—	—	—	(41,586)	—	(41,586)
Balance September 30, 2022	32,082,321	$318	$442,880	$987,212	$(210,639)	$1,219,771

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net Income	$80,309	$98,737
Adjustments to reconcile Net Income to net cash provided by operating activities:
Provision for credit losses	17,046	730
Provision for credit losses for unfunded commitments	327	1,316
Depreciation and amortization	2,649	2,483
Gain on sale of loans	(395)	(3,168)
Loss (gain) on mortgage servicing rights	108	(872)
Securities premium amortization, net	4,766	7,191
Origination of loans held for sale	(29,690)	(264,765)
Proceeds from sale of loans held for sale	36,819	305,764
Net gain on sale of other real estate owned	(134)	(107)
Net loss on sale of investment securities	14	172
Net increase in cash surrender value of BOLI	(1,972)	(1,889)
Stock-based compensation expense	7,653	7,587
Increase in other assets	(29,589)	(19,055)
Increase in other liabilities	51,058	5,503
Net Cash Provided by Operating Activities	138,969	139,627
Cash Flows From Investing Activities:
Investment securities available-for-sale:
Purchases	—	(414,935)
Proceeds from maturities	92,647	182,767
Proceeds from sale/call	8,303	6,225
Investment securities held-to-maturity:
Purchases	—	(290,740)
Proceeds from maturities	60,312	82,163
Proceeds from call	2,906	19,944
Proceeds from (purchase of) sale of Federal Reserve stock	39,378	(8,158)
Net increase in loans	(287,673)	(239,089)
Redemption of BOLI	736	—
Proceeds from sale of OREO	609	241
Net change in premises and equipment	(298)	(1,518)
Net Cash Used in Investing Activities	(83,080)	(663,100)
Cash Flows From Financing Activities:
Decrease in deposits	(336,876)	(1,218,190)
Decrease in customer repurchase agreements	(9,411)	(2,453)
Proceeds from short-term borrowings	325,000	215,000
Proceeds from employee stock purchase plan	459	558
Proceeds from exercise of equity compensation plans	—	97
Common stock repurchased	(48,035)	—
Cash dividends paid	(40,825)	(41,586)
Net Cash Used in Financing Activities	(109,688)	(1,046,574)
Net Decrease in Cash and Cash Equivalents	(53,799)	(1,570,047)
Cash and Cash Equivalents at Beginning of Period	311,854	1,714,222
Cash and Cash Equivalents at End of Period	$258,055	$144,175

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows - Continued (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental Cash Flows Information:
Interest paid	$266,633	$49,273
Income taxes paid	$16,940	$16,150
Non-Cash Investing Activities
Transfers of investment securities from available-for-sale to held-to-maturity	$—	$922,795
Transfers from loans to other real estate owned	$—	$475

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
The Bank offers its products and services through thirteen banking offices, four lending centers and various digital capabilities, including remote deposit services and mobile banking services. During the nine months ended September 30, 2023, the Company closed three branches following the leases' expiration. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
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

The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Income for the applicable periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Provision for credit losses - loans	$5,643	$3,046	$15,802	$532
Provision for (reversal of) credit losses - HTM debt securities	1	(24)	1,244	800
Reversal of credit losses - AFS debt securities	—	—	—	(602)
Total	$5,644	$3,022	$17,046	$730
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
In the second quarter of 2023, Management determined that a triggering event had occurred as a result of a sustained decrease in the Company's stock price and as a result of a revision in the earnings outlook in comparison to budget for the remainder of 2023 due primarily to the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent events in the banking sector. The Company performed a qualitative assessment and quantitative impairment test on its only reporting unit as of May 31, 2023 and determined that there was no impairment as the fair value exceeded the carrying amount of the Company. Management has evaluated and will continue to evaluate economic conditions in interim periods for triggering events.
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
Note 2. Cash and Due from Banks
For the nine months ended September 30, 2023 and 2022, the Bank maintained an average daily balance at the Federal Reserve Bank of $892.8 million and $1.4 billion, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.

Note 3. Investment Securities
The amortized cost and estimated fair value of the Company's available-for-sale and held-to-maturity securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2023
Investment securities available-for-sale:
U.S. treasury bonds	$49,868	$—	$(2,818)	$—	$47,050
U.S. agency securities	736,078	1	(79,802)	—	656,277
Residential mortgage-backed securities	848,555	—	(134,407)	—	714,148
Commercial mortgage-backed securities	54,904	—	(6,900)	—	48,004
Municipal bonds	8,828	—	(1,026)	—	7,802
Corporate bonds	2,000	—	(319)	(17)	1,664
Total available-for-sale securities	$1,700,233	$1	$(225,272)	$(17)	$1,474,945

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	$685,648	$—	$(109,590)	$576,058
Commercial mortgage-backed securities	91,337	—	(16,805)	74,532
Municipal bonds	125,224	2,828	(19,533)	108,519
Corporate bonds	132,286	—	(18,685)	113,601
Total	$1,034,495	$2,828	$(164,613)	$872,710
Allowance for credit losses	(2,010)
Total held-to-maturity securities, net of ACL	$1,032,485

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2022
Investment securities available-for-sale:
U.S. treasury bonds	$49,793	$—	$(3,466)	$—	$46,327
U.S. agency securities	747,777	—	(78,049)	—	669,728
Residential mortgage-backed securities	937,557	18	(117,072)	—	820,503
Commercial mortgage-backed securities	56,071	—	(5,858)	—	50,213
Municipal bonds	10,700	45	(658)	—	10,087
Corporate bonds	2,000	—	(175)	(17)	1,808
Total available-for-sale securities	$1,803,898	$63	$(205,278)	$(17)	$1,598,666

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2022
Investment securities held-to-maturity:
Residential mortgage-backed securities	$741,057	$—	$(88,390)	$652,667
Commercial mortgage-backed securities	92,557	—	(11,993)	80,564
Municipal bonds	128,273	—	(12,092)	116,181
Corporate bonds	132,253	—	(12,958)	119,295
Total	$1,094,140	$—	$(125,433)	$968,707
Allowance for credit losses	(766)
Total held-to-maturity securities, net of ACL	$1,093,374

In addition, at September 30, 2023 and December 31, 2022 the Company held $25.7 million and $65.1 million, respectively, in equity securities in a combination of Federal Reserve Bank and FHLB stocks, which were required to be held for regulatory purposes and which were not marketable, and therefore are carried at cost.
The Company reassessed classification of certain investments in the first quarter of 2022 and, effective March 31, 2022, it transferred a total of $1.1 billion of mortgage-backed securities, municipal bonds and corporate bonds from available-for-sale to held-to-maturity securities, including $237.0 million of securities acquired in the first quarter of 2022 for which its intention to hold to maturity was finalized. At the time of transfer, the Company reversed the allowance for credit losses associated with the available-for-sale securities through the provision for credit losses. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss of $66.2 million was included in other comprehensive loss at the time of transfer and, as of September 30, 2023, $53.5 million remains in accumulated other comprehensive loss, to be amortized through interest income as a yield adjustment over the remaining term of the securities. No gain or loss was recorded at the time of transfer. Subsequent to transfer, the allowance for credit losses on these securities was evaluated under the accounting policy for held-to-maturity securities.
Accrued interest receivable on available-for-sale securities totaled $4.0 million and $4.3 million at September 30, 2023 and December 31, 2022, respectively, and accrued interest receivable on held-to-maturity securities totaled $3.6 million and $3.5 million at September 30, 2023 and December 31, 2022, respectively. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.
The following tables summarizes available-for-sale and held-to-maturity securities in an unrealized loss position by length of time:

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2023
Investment securities available-for-sale:
U.S. treasury bonds	2	$—	$—	$47,050	$(2,818)	$47,050	$(2,818)
U. S. agency securities	78	485,494	(59,495)	167,358	(20,307)	652,852	(79,802)
Residential mortgage-backed securities	156	8	—	714,068	(134,407)	714,076	(134,407)
Commercial mortgage-backed securities	13	—	—	48,004	(6,900)	48,004	(6,900)
Municipal bonds	1	—	—	7,802	(1,026)	7,802	(1,026)
Corporate bonds	1	—	—	1,664	(319)	1,664	(319)
Total	251	$485,502	$(59,495)	$985,946	$(165,777)	$1,471,448	$(225,272)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
September 30, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	143	$—	$—	$576,058	$(109,590)	$576,058	$(109,590)
Commercial mortgage-backed securities	16	—	—	74,532	(16,805)	74,532	(16,805)
Municipal bonds	41	5,866	(162)	97,879	(19,371)	103,745	(19,533)
Corporate bonds	30	23,577	(3,434)	77,964	(15,251)	101,541	(18,685)
Total	230	$29,443	$(3,596)	$826,433	$(161,017)	$855,876	$(164,613)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2022
Investment securities available-for-sale:
U.S. treasury bond	2	$—	$—	$46,327	$(3,466)	$46,327	$(3,466)
U. S. agency securities	85	490,699	(58,437)	179,029	(19,612)	669,728	(78,049)
Residential mortgage-backed securities	157	3,994	—	808,697	(117,072)	812,691	(117,072)
Commercial mortgage-backed securities	14	471	(2)	49,742	(5,856)	50,213	(5,858)
Municipal bonds	1	—	—	8,299	(658)	8,299	(658)
Corporate bonds	1	—	—	1,825	(175)	1,825	(175)
Total	260	$495,164	$(58,439)	$1,093,919	$(146,839)	$1,589,083	$(205,278)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
December 31, 2022
Investment securities held-to-maturity:
Residential mortgage-backed securities	143	$—	$—	$652,667	$(88,390)	$652,667	$(88,390)
Commercial mortgage-backed securities	16	—	—	80,564	(11,993)	80,564	(11,993)
Municipal bonds	43	3,110	(45)	113,071	(12,047)	116,181	(12,092)
Corporate bonds	30	20,771	(3,183)	86,451	(9,775)	107,222	(12,958)
Total	232	$23,881	$(3,228)	$932,753	$(122,205)	$956,634	$(125,433)
Unrealized losses at September 30, 2023 were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the securities were originally purchased, and not due to credit quality concerns on the investment securities. The Company measures its AFS and HTM security portfolios for current expected credit losses as part of its allowance for credit losses analysis. During the nine months ended September 30, 2023, the Company recorded a provision for credit losses on its held-to-maturity portfolio of $1.2 million. No provision was recorded for its available-for-sale security portfolio during the nine months ended September 30, 2023. At September 30, 2023, the Company had a total allowance of $17 thousand and $2.0 million on its available-for-sale securities and held-to-maturity securities, respectively, each of which primarily comprise allowances for corporate bonds. The weighted average duration of debt securities, which comprise 100% of total investment securities, is 4.59 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company currently has no plans to sell the investments, and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities at September 30, 2023 and December 31, 2022 by contractual maturity are shown in the table below. Contractual maturities for mortgage-backed securities ("MBS") are excluded as they may differ significantly from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost (1)	Fair Value	Cost	Fair Value
Investment securities available-for-sale
U.S. Treasury bonds (after one year through five years)	49,868	47,050	49,793	46,327
U. S. agency securities maturing:
One year or less	544,988	485,494	$549,137	$490,699
After one year through five years	135,014	122,355	111,742	100,297
After five years through ten years	43,971	39,077	73,886	68,180
After ten years	12,105	9,351	13,012	10,552
Residential mortgage-backed securities	848,555	714,148	937,557	820,503
Commercial mortgage-backed securities	54,904	48,004	56,071	50,213
Municipal bonds maturing:
One year or less	—	—	300	300
After one year through five years	—	—	1,444	1,488
After five years through ten years	8,828	7,802	8,956	8,299
After ten years	—	—	—	—
Corporate bonds maturing:
One year or less	—	—	—	—
After one year through five years	2,000	1,681	2,000	1,825
After five years through ten years	—	—	—	—
Allowance for credit losses	—	(17)	—	(17)
	1,700,233	1,474,945	1,803,898	1,598,666
Investment securities held-to-maturity
Residential mortgage-backed securities	685,648	576,058	741,057	652,667
Commercial mortgage-backed securities	91,337	74,532	92,557	80,564
Municipal bonds maturing:
One year or less	6,028	5,866	3,139	3,110
After one year through five years	35,000	31,813	35,579	33,743
After five years through ten years	72,011	60,765	77,262	67,945
After ten years	12,185	10,075	12,293	11,383
Corporate bonds maturing:
One year or less	27,011	23,577	23,954	20,771
After one year through five years	88,443	76,666	84,953	77,997
After five years through ten years	16,832	13,358	23,346	20,527
Allowance for credit losses	(2,010)	—	(766)	—
	1,032,485	872,710	1,093,374	968,707
	$2,732,718	$2,347,655	$2,897,272	$2,567,373
(1)Amortized cost for investment securities held-to-maturity is presented net of the allowance for credit losses on the Consolidated Balance Sheet.
For the three and nine months ended September 30, 2023, gross realized gains on sales and calls of investments securities were $5 thousand and $126 thousand, respectively, as compared to $4 thousand and $16 thousand for the three and nine months ended September 30, 2022.

For the nine months ended September 30, 2023, gross realized losses on sales of investments securities were $140 thousand as compared to $187 thousand for the three and nine months ended September 30, 2022, respectively. There were no realized losses incurred during the three months ended September 30, 2023 and 2022.
Gross sales and call proceeds were $2.6 million and $11.2 million for the three and nine months ended September 30, 2023, respectively, and $6.2 million and $26.2 million for the three and nine months ended September 30, 2022, respectively.
The book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2023 and December 31, 2022 was $2.3 billion and $220.1 million, respectively, which were well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders' equity.
Note 4. Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized deferred fees and costs, at September 30, 2023 and December 31, 2022 are summarized by portfolio segment as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,418,760	18%	$1,487,349	19%
PPP loans	588	—%	3,256	—%
Income-producing - commercial real estate	4,147,301	52%	3,919,941	51%
Owner-occupied - commercial real estate	1,182,959	15%	1,110,325	15%
Real estate mortgage - residential	76,511	1%	73,001	1%
Construction - commercial and residential	904,282	11%	877,755	12%
Construction - C&I (owner-occupied)	129,616	2%	110,479	1%
Home equity	53,917	1%	51,782	1%
Other consumer	2,457	—%	1,744	—%
Total loans	7,916,391	100%	7,635,632	100%
Less: allowance for credit losses	(83,332)		(74,444)
Net loans (1)	$7,833,059		$7,561,188
(1)Excludes accrued interest receivable of $45.4 million and $43.5 million at September 30, 2023 and December 31, 2022, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees and costs amounted to $27.4 million and $29.2 million at September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, the Bank serviced $315.9 million and $361.5 million, respectively, of multifamily FHA loans, SBA loans and other loan participations that are not reflected as loan balances on the Consolidated Balance Sheets.
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
Commercial land acquisition and construction loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner occupied commercial properties. Borrowers are generally required to put equity into each project at levels determined by the appropriate approval authority. Commercial land acquisition and construction loans generally are underwritten with a maximum term of 24 months.
Substantially all construction draw requests must be presented in writing on American Institute of Architects documents and certified either by the contractor, the borrower and/or the borrower's architect. Each draw request shall also include the borrower's soft cost breakdown certified by the borrower or their agent. Prior to an advance, the Bank or its contractor inspects the project to determine that the work has been completed, to justify the draw requisition.
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
The Company's loan portfolio includes acquisition, development and construction ("ADC") real estate loans including both investment and owner-occupied projects. ADC loans amounted to $1.5 billion at September 30, 2023. A portion of the ADC portfolio includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 52.4% of the outstanding ADC loan portfolio at September 30, 2023. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit, including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides a means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate these inherent risks, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines that are monitored on an ongoing basis and track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which include monitoring of current and projected real estate market conditions.
The following table details activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023 and 2022. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not restrict the use of the allowance to absorb losses in other categories.

(dollars in thousands)	Commercial	Income-Producing Commercial Real Estate	Owner-Occupied -Commercial Real Estate	Real Estate Mortgage Residential	Construction - Commercial and Residential	Construction - C&I (Owner-Occupied)	Home Equity	Other Consumer	Total
Three Months Ended September 30, 2023
Allowance for credit losses:
Balance at beginning of period	$15,374	$38,486	$12,805	$811	$8,018	1,914	$595	$26	$78,029
Loans charged-off	(467)	—	—	—	—	—	—	—	(467)
Recoveries of loans previously charged-off	103	—	23	—	—	—	—	1	127
Net loans (charged-off) recovered	(364)	—	23	—	—	—	—	1	(340)
Provision for (reversal of) credit losses	1,327	2,207	1,424	53	615	(20)	39	(2)	5,643
Ending balance	$16,337	$40,693	$14,252	$864	$8,633	$1,894	$634	$25	$83,332

Nine Months Ended September 30, 2023
Allowance for credit losses:
Balance at beginning of period	$15,655	$35,688	$12,702	$969	$7,195	1,606	$555	$74	$74,444
Loans charged-off	(1,828)	(5,306)	—	—	(136)	—	—	(50)	(7,320)
Recoveries of loans previously charged-off	335	—	31	—	34	—	—	6	406
Net loans (charged-off) recovered	(1,493)	(5,306)	31	—	(102)	—	—	(44)	(6,914)
Provision for (reversal of) credit losses	2,175	10,311	1,519	(105)	1,540	288	79	(5)	15,802
Ending balance	$16,337	$40,693	$14,252	$864	$8,633	$1,894	$634	$25	$83,332

Three Months Ended September 30, 2022
Allowance for credit losses:
Balance at beginning of period	$15,754	$34,120	$12,796	$790	$6,470	2,024	$647	$64	$72,665
Loans charged-off	(53)	—	—	—	—	—	—	(70)	(123)
Recoveries of loans previously charged-off	152	—	25	—	—	—	—	2	179
Net loans (charged-off) recovered	99	—	25	—	—	—	—	(68)	56
Provision for (reversal of) credit losses	20	2,207	(240)	20	759	261	(23)	42	3,046
Ending balance	$15,873	$36,327	$12,581	$810	$7,229	$2,285	$624	$38	$75,767

Nine Months Ended September 30, 2022
Allowance for credit losses:
Balance at beginning of period	$14,475	$38,287	$12,146	$449	$7,094	$2,005	$474	$35	$74,965
Loans charged-off	(604)	—	(1,356)	—	—	—	—	(74)	(2,034)
Recoveries of loans previously charged-off	648	—	25	—	1,627	—	—	4	2,304
Net loans (charged-off) recovered	44	—	(1,331)	—	1,627	—	—	(70)	270
Provision for (reversal of) credit losses	1,354	(1,960)	1,766	361	(1,492)	280	150	73	532
Ending balance	$15,873	$36,327	$12,581	$810	$7,229	$2,285	$624	$38	$75,767
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Business/Other		Business/Other
(dollars in thousands)	Assets	Real Estate	Assets	Real Estate
Commercial	$2,330	$1,070	$1,563	$1,871
Income-producing - commercial real estate	1,753	23,236	2,000	4,328
Owner-occupied - commercial real estate	—	19,882	—	19,187
Real estate mortgage - residential	—	1,692	—	1,698
Construction - commercial and residential	—	39,695	—	—
Home equity	—	245	—	—
Other consumer	—	—	50	—
Total	$4,083	$85,820	$3,613	$27,084
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

The Company's credit quality indicators are generally updated annually, however, credits rated "Special Mention" or below are reviewed more frequently. Based on the most recent analysis performed, the amortized cost basis of loans by risk category, class and year of origination are as follows:

(dollars in thousands)	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
September 30, 2023
Commercial
Pass	$179,327	$50,533	$48,437	$217,772	$159,417	$82,375	$665,282	$5,209	$1,408,352
Special Mention	—	—	5,299	—	68	—	2,439	—	7,806
Substandard	1,172	90	—	542	149	—	380	269	2,602
Total	180,499	50,623	53,736	218,314	159,634	82,375	668,101	5,478	1,418,760
YTD gross charge-offs	(885)	—	—	—	—	—	—	(943)	(1,828)
PPP loans
Pass	—	—	—	588	—	—	—	—	588
Income producing - commercial real estate
Pass	1,320,917	385,392	371,421	516,336	731,489	317,755	196,981	1,848	3,842,139
Special Mention	91,756	4,175	6,739	—	—	—	47,706	—	150,376
Substandard	106,407	48,379	—	—	—	—	—	—	154,786
Total	1,519,080	437,946	378,160	516,336	731,489	317,755	244,687	1,848	4,147,301
YTD gross charge-offs	(5,306)	—	—	—	—	—	—	—	(5,306)
Owner occupied - commercial real estate
Pass	614,664	117,143	37,206	203,082	45,904	121,169	1,890	22,019	1,163,077
Substandard	19,882	—	—	—	—	—	—	—	19,882
Total	634,546	117,143	37,206	203,082	45,904	121,169	1,890	22,019	1,182,959
Real estate mortgage - residential
Pass	27,025	8,057	2,198	16,007	14,798	6,734	—	—	74,819
Substandard	1,692	—	—	—	—	—	—	—	1,692
Total	28,717	8,057	2,198	16,007	14,798	6,734	—	—	76,511
Construction - commercial and residential
Pass	39,878	4,087	41,069	268,943	338,874	58,341	112,439	956	864,587
Substandard	525	39,170	—	—	—	—	—	—	39,695
Total	40,403	43,257	41,069	268,943	338,874	58,341	112,439	956	904,282
YTD gross charge-offs	(136)	—	—	—	—	—	—	—	(136)
Construction - C&I (owner occupied)
Pass	18,658	4,294	56,784	638	33,229	9,607	6,406	—	129,616
Total	18,658	4,294	56,784	638	33,229	9,607	6,406	—	129,616
Home equity
Pass	2,171	—	88	152	133	—	50,452	577	53,573
Substandard	—	37	—	—	—	—	62	245	344
Total	2,171	37	88	152	133	—	50,514	822	53,917
Other consumer
Pass	2	—	—	—	68	1,858	529	—	2,457
Total	2	—	—	—	68	1,858	529	—	2,457
YTD gross charge-offs	(50)	—	—	—	—	—	—	—	(50)
Total recorded investment	$2,424,076	$661,357	$569,241	$1,224,060	$1,324,129	$597,839	$1,084,566	$31,123	$7,916,391
Total YTD gross charge-offs	$(6,377)	$—	$—	$—	$—	$—	$—	$(943)	$(7,320)

(dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
December 31, 2022
Commercial
Pass	$183,329	$47,393	$56,261	$64,163	$237,146	$144,390	$736,090	$8,570	$1,477,342
Special Mention	—	—	—	—	—	82	5,475	—	5,557
Substandard	1,332	351	276	—	—	—	1,344	1,147	4,450
Total	184,661	47,744	56,537	64,163	237,146	144,472	742,909	9,717	1,487,349
YTD gross charge-offs	(283)	(101)	(49)	—	—	—	(483)	—	(916)
PPP loans
Pass	—	—	—	2,479	777	—	—	—	3,256
Income producing - commercial real estate
Pass	1,016,529	439,221	480,474	334,165	542,143	744,328	192,089	358	3,749,307
Special Mention	44,195	5,206	4,209	6,735	—	—	47,676	—	108,021
Substandard	60,613	2,000	—	—	—	—	—	—	62,613
Total	1,121,337	446,427	484,683	340,900	542,143	744,328	239,765	358	3,919,941
YTD gross charge-offs	(680)	(645)	(676)	—	—	—	—	—	(2,001)
Owner occupied - commercial real estate
Pass	461,029	191,646	111,497	40,562	206,595	41,765	24,240	13,238	1,090,572
Substandard	19,753	—	—	—	—	—	—	—	19,753
Total	480,782	191,646	111,497	40,562	206,595	41,765	24,240	13,238	1,110,325
Real estate mortgage - residential
Pass	16,968	12,438	8,219	2,640	16,307	14,731	—	—	71,303
Substandard	1,698	—	—	—	—	—	—	—	1,698
Total	18,666	12,438	8,219	2,640	16,307	14,731	—	—	73,001
Construction - commercial and residential
Pass	84,522	71,841	90,560	189,023	191,127	159,771	90,911	—	877,755
Total	84,522	71,841	90,560	189,023	191,127	159,771	90,911	—	877,755
Construction - C&I (owner occupied)
Pass	14,816	8,160	11,810	33,854	653	34,679	6,507	—	110,479
Home equity
Pass	1,747	—	—	98	551	—	48,378	906	51,680
Substandard	—	—	41	—	—	—	61	—	102
Total	1,747	—	41	98	551	—	48,439	906	51,782
Other consumer
Pass	4	—	—	—	—	126	1,561	3	1,694
Substandard	—	—	—	—	—	—	—	50	50
Total	4	—	—	—	—	126	1,561	53	1,744
YTD gross charge-offs	(3)	—	—	—	—	—	(75)	—	(78)
Total recorded investment	$1,906,531	$778,256	$763,347	$673,719	$1,195,299	$1,139,872	$1,154,332	$24,272	$7,635,632
Total YTD gross charge-offs	$(966)	$(746)	$(725)	$—	$—	$—	$(558)	$—	$(2,995)
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
The table presents, by class of loan, an aging analysis and the recorded investments in loans past due on an amortized cost basis as of September 30, 2023 and December 31, 2022:

(dollars in thousands, except amount in the footnote)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
September 30, 2023
Commercial	$55	$—	$—	$55	$1,416,184	$2,521	$1,418,760
PPP loans	—	—	—	—	588	—	588
Income producing - commercial real estate	25,769	—	—	25,769	4,096,543	24,989	4,147,301
Owner occupied - commercial real estate	404	19,125	—	19,529	1,162,672	758	1,182,959
Real estate mortgage - residential	—	—	—	—	74,561	1,950	76,511
Construction - commercial and residential	976	—	—	976	863,611	39,695	904,282
Construction - C&I (owner occupied)	—	—	—	—	129,616	—	129,616
Home equity	42	—	—	42	53,630	245	53,917
Other consumer	—	—	—	—	2,457	—	2,457
Total	$27,246	$19,125	$—	$46,371	$7,799,862	$70,158	$7,916,391

December 31, 2022
Commercial	$697	$643	$—	$1,340	$1,483,521	$2,488	$1,487,349
PPP loans	—	—	—	—	3,256	—	3,256
Income producing - commercial real estate	—	—	—	—	3,917,941	2,000	3,919,941
Owner occupied - commercial real estate	—	279	—	279	1,110,029	17	1,110,325
Real estate mortgage – residential	—	—	—	—	71,088	1,913	73,001
Construction - commercial and residential	531	—	—	531	877,224	—	877,755
Construction - C&I (owner occupied)	—	—	—	—	110,479	—	110,479
Home equity	—	52	—	52	51,730	—	51,782
Other consumer	—	1	—	1	1,693	50	1,744
Total	$1,228	$975	$—	$2,203	$7,626,961	$6,468	$7,635,632
The following presents the nonaccrual loans on an amortized cost basis as of September 30, 2023 and December 31, 2022:

(dollars in thousands, except amounts in footnotes)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
September 30, 2023
Commercial	$366	$2,155	$2,521
Income producing - commercial real estate	23,236	1,753	24,989
Owner occupied - commercial real estate	758	—	758
Real estate mortgage - residential	—	1,950	1,950
Construction - commercial and residential	39,170	525	39,695
Home equity	245	—	245
Total (1)	$63,775	$6,383	$70,158

December 31, 2022
Commercial	$101	$2,387	$2,488
Income producing - commercial real estate	—	2,000	2,000
Owner occupied - commercial real estate	17	—	17
Real estate mortgage - residential	—	1,913	1,913
Other consumer	—	50	50
Total (1)	$118	$6,350	$6,468
(1)Gross coupon interest income of approximately $4.1 million and $410 thousand would have been recorded for the nine months ended September 30, 2023 and 2022, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while $1.1 million and $5 thousand of coupon interest income was actually recorded on such loans for the nine months ended September 30, 2023 and 2022, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.
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
The following table presents the amortized cost basis as of September 30, 2023 and the financial effect of loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

	September 30, 2023
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension (1)	Weighted Average Interest Rate Reduction (2)
Three months ended September 30, 2023
Commercial	$29,898	$—	$—	$29,898	2.1%	4 months	—%
Income producing - commercial real estate	7,190	55,649	113,833	176,672	4.3%	10 months	1.89%
Owner occupied - commercial real estate	—	19,125	—	19,125	1.6%	3 months	—%
Total	$37,088	$74,774	$113,833	$225,695

Nine months ended September 30, 2023
Commercial	$36,969	$—	$—	$36,969	2.6%	7 months	—%
Income producing - commercial real estate (3)	7,190	57,808	113,833	178,831	4.3%	13 months	2.55%
Owner occupied - commercial real estate	—	19,125	—	19,125	1.6%	9 months	—%
Construction - commercial and residential	7,093	—	—	7,093	0.8%	6 months	—%
Total	$51,252	$76,933	$113,833	$242,018
(1)For loans that received multiple modifications during the nine months ended September 30, 2023, weighted average term and principal payment extensions were calculated based on the aggregated impact of the extensions received during the period.
(2)The weighted average is calculated based on the total amortized cost at September 30, 2023 of loans that received interest rate reduction modifications during the three and nine months ended September 30, 2023.
(3)Includes one loan modified as a combination - principal payment delay and term extension during the first quarter of 2023 that was moved to nonaccrual status and incurred a $2.1 million charge off in the second quarter of 2023. In October 2023, the loan was sold.
The following table presents the performance of loans modified to borrowers experiencing financial difficulty during the nine months ended September 30, 2023:

	September 30, 2023
	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	Nonaccrual
Commercial	$36,969	$—	$—
Income producing - commercial real estate	130,461	25,769	22,601
Owner occupied - commercial real estate	—	19,125	—
Construction - commercial and residential	7,093	—	—
Total	$174,523	$44,894	$22,601
The Company monitors loan payments on performing and nonperforming loans on an on-going basis to determine if a loan is considered to have a payment default. To determine the existence of a payment default, the Company analyzes the economic conditions that exist for each borrower and their ability to generate positive cash flow during a given loan's term.
The following table presents the amortized cost basis of loans that had a payment default during the nine months ended September 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

	September 30, 2023
	Amortized Cost Basis
(dollars in thousands)	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction
Income producing - commercial real estate	$—	$46,211
Owner occupied - commercial real estate	19,125	—
Total	$19,125	$46,211
The Company individually evaluates nonaccrual loans when performing its CECL estimate to calculate the ACL. Additionally, the Company utilizes historical internal and third-party service provider sourced loss data in the determination of its PD/LGD rates applied in the calculation of its CECL estimate. Upon determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.
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
As of September 30, 2023 and December 31, 2022, the Company had $20.2 million and $24.5 million of operating lease ROU assets, respectively, and $24.4 million and $29.3 million of operating lease liabilities, respectively, on the Company's Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
The leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in ROU assets and lease liabilities.
As of September 30, 2023, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company's ability to incur additional financial obligations. During the nine months ended September 30, 2023, the Company did not enter into new leases or renew or extend any leases. The Company had three leases expire during that period.

The following table presents lease costs and other lease information.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	September 30, 2023		September 30, 2022		September 30, 2023	September 30, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,604		$1,757		$4,987	$5,418
Variable lease cost (cost excluded from lease payments)	245		270		754	781
Sublease income	(30)		(30)		(89)	(212)
Net lease cost	$1,819		$1,997		$5,652	$5,987

Operating lease - operating cash flows (fixed payments)	$1,760		$1,809		$5,433	$5,551

(dollars in thousands)	September 30, 2023		December 31, 2022
Operating lease right-of-use assets	$20,151		$24,544
Operating lease liabilities	$24,422		$29,267
Weighted average lease term - operating leases	5.04	yrs	5.50	yrs
Weighted average discount rate - operating leases	2.79%		2.91%
Future minimum payments for operating leases with initial or remaining terms of more than one year as of September 30, 2023 were as follows:

(dollars in thousands)
Twelve months ended:
September 30, 2024	$1,765
September 30, 2025	6,880
September 30, 2026	5,987
September 30, 2027	2,894
September 30, 2028	2,502
Thereafter	5,776
Total future minimum lease payments	25,804
Amounts representing interest	(1,382)
Present value of net future minimum lease payments	$24,422
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
Mortgage Banking Derivatives
The Company commenced the cessation of first lien residential mortgage origination for secondary sale in the first quarter of 2023. The Company completed the residual origination and sales activities in the second quarter of 2023. As of September 30, 2023, the Company had no outstanding mortgage banking derivatives.
Historically, as part of its mortgage banking activities, the Bank entered into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of MBS. Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Bank determined the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.
Certain additional risks arose from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Bank did not expect any counterparty to any MBS to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that, if the Bank did not close the loans subject to interest rate risk lock commitments, it would still be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this have been required, the Bank could have incurred significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations.
The fair value of the mortgage banking derivatives was recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.

The table below identifies the balance sheet category and fair value of the Company's derivative instruments as of September 30, 2023 and December 31, 2022. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement at September 30, 2023, it could have been required to settle its obligations under the agreement at the termination value.

	September 30, 2023			December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments in an asset position
Interest rate product	$654,757	$41,787	Other assets	$396,024	$31,039	Other assets
Credit risk participation agreements	49,480	1	Other liabilities	—	—	N/A
Mortgage banking derivatives	—	—	N/A	6,963	93	Other assets
Total	$704,237	$41,788		$402,987	$31,132

Derivatives not designated as hedging instruments in a liability position
Interest rate product	$654,757	$41,637	Other liabilities	$396,024	$30,065	Other liabilities
Credit risk participation agreements	—	—	N/A	25,902	2	Other liabilities
Total	$654,757	$41,637		$421,926	$30,067

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022:

The Effect of Derivatives Not Designated as Hedging Instruments in the Consolidated Statements of Income
		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2023	2022	2023	2022
Interest rate products	Other income / (other expense)	$3,027	$837	$3,735	$2,299
Mortgage banking derivatives	Gain on sale of loans	—	(90)	—	(619)
Total		$3,027	$747	$3,735	$1,680

Note 7. Deposits
The following table provides information regarding the Bank’s deposit composition at September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Noninterest-bearing demand	$2,072,665	$3,150,751
Interest-bearing transaction	932,779	1,138,235
Savings and money market	3,129,773	3,640,697
Time deposits	2,241,089	783,499
Total	$8,376,306	$8,713,182

The remaining maturity of time deposits at September 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
2023	$348,469	$463,393
2024	1,129,014	152,898
2025	575,976	157,320
2026	173,067	2,628
2027	4,995	4,130
2028	9,568	3,130
Thereafter	—	—
Total	$2,241,089	$783,499
As of September 30, 2023 and December 31, 2022, time deposit accounts in excess of $250 thousand were as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Three months or less	$202,819	$87,959
More than three months through six months	115,089	51,746
More than six months through twelve months	559,670	108,877
Over twelve months	791,238	269,200
Total	$1,668,816	$517,782
At September 30, 2023, total brokered deposits (excluding the CDARS and ICS two-way) were $2.4 billion, or 29.1% of total deposits. At December 31, 2022, total deposits included $2.3 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 26.5% of total deposits.

Note 8. Borrowings
The following table summarizes the Company’s borrowings, which include repurchase agreements with the Company’s customers, short-term borrowings and long-term borrowings, at September 30, 2023 and December 31, 2022:

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)(2)	Maturity Dates	Interest Rates (3)
September 30, 2023:
Customer repurchase agreements	$25,689	$—	$25,689	$—	N/A	3.43%

Short-term borrowings:
FHLB secured borrowings	—	—	—	1,736,759	N/A	N/A
FRB:
BTFP secured borrowings	1,300,001	—	1,300,001	253,133	March 26, 2024	4.53%
Discount window secured borrowings	—	—	—	606,178	N/A	N/A
Raymond James repurchase agreement	—	—	—	17,162	N/A	N/A
Total	1,300,001	—	1,300,001	2,613,232

Long-term borrowings:
Subordinated notes, 5.75%	70,000	(113)	69,887	—	September 1, 2024	5.75%
Total borrowings	$1,395,690	$(113)	$1,395,577	$2,613,232

December 31, 2022:
Customer repurchase agreements	$35,100	$—	$35,100	$—	N/A	2.94%

Short-term borrowings:
FHLB secured borrowings	975,001	—	975,001	145,104	December 1, 2023	4.57%
FRB discount window secured borrowings	—	—	—	607,405	N/A	N/A
Total	975,001	—	975,001	752,509

Long-term borrowings:
Subordinated notes, 5.75%	70,000	(206)	69,794	—	September 1, 2024	5.75%
Total borrowings	$1,080,101	$(206)	$1,079,895	$752,509
(1)Available capacity on the Company's short-term borrowing arrangements with the FHLB, the FRB's BTFP program and the Raymond James repurchase line comprise pledged collateral that has not been borrowed against. At September 30, 2023, the Company had total additional undrawn borrowing capacity of approximately $2.3 billion, comprising unencumbered securities available to be pledged of approximately $269.9 million and undrawn financing on pledged assets of $2.0 billion, including $1.7 billion with the FHLB, $253.1 million with the BTFP and $17.2 million with Raymond James.
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
Note 9. Net Income per Common Share
The calculation of net income per common share for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Basic:
Net income	$27,383	$37,297	$80,309	$98,737
Average common shares outstanding	29,910	32,084	30,487	32,066
Basic net income per common share	$0.91	$1.16	$2.63	$3.08

Diluted:
Net income	$27,383	$37,297	$80,309	$98,737
Average common shares outstanding	29,910	32,084	30,487	32,066
Adjustment for common share equivalents	34	71	48	72
Average common shares outstanding-diluted	29,944	32,155	30,535	32,138
Diluted net income per common share	$0.91	$1.16	$2.63	$3.07

Anti-dilutive shares	3	3	3	—

Note 10. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income for the three and nine months ended September 30, 2023 and 2022.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2023
Net unrealized loss on securities available-for-sale	$(28,150)	$6,836	$(21,314)
Less: Reclassification adjustment for net gain included in net income	(5)	1	(4)
Total unrealized loss on investment securities available-for-sale	(28,155)	6,837	(21,318)
Amortization of unrealized loss on securities transferred to held-to-maturity	1,824	(424)	1,400
Other comprehensive loss	$(26,331)	$6,413	$(19,918)

Three Months Ended September 30, 2022
Net unrealized loss on securities available-for-sale	$(81,384)	$21,355	$(60,029)
Less: Reclassification adjustment for net gain included in net income	(4)	1	(3)
Total unrealized loss on investment securities available-for-sale	(81,388)	21,356	(60,032)
Amortization of unrealized loss on securities transferred to held-to-maturity	2,382	(620)	1,762
Other comprehensive loss	$(79,006)	$20,736	$(58,270)

Nine Months Ended September 30, 2023
Net unrealized loss on securities available-for-sale	$(20,070)	$4,618	$(15,452)
Less: Reclassification adjustment for net loss included in net income	14	(4)	10
Total unrealized gain on investment securities available-for-sale	(20,056)	4,614	(15,442)
Amortization of unrealized loss on securities transferred to held-to-maturity	5,638	(2,194)	3,444
Other comprehensive loss	$(14,418)	$2,420	$(11,998)

Nine Months Ended September 30, 2022
Net unrealized loss on securities available-for-sale	$(205,329)	$53,876	$(151,453)
Less: Reclassification adjustment for net loss included in net income	172	(58)	114
Total unrealized loss on investment securities available-for-sale	(205,157)	53,818	(151,339)
Net unrealized loss on securities transferred to held-to-maturity	(66,193)	17,098	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	5,071	(1,318)	3,753
Total unrealized loss on investment securities held-to-maturity	(61,122)	15,780	(45,342)
Net unrealized gain on derivatives	284	—	284
Other comprehensive loss	$(265,995)	$69,598	$(196,397)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2023 and 2022.

(dollars in thousands)	Securities Available-For-Sale	Securities Held-to-Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2023
Balance at beginning of period	$(148,897)	$(42,690)	$—	$(191,587)
Other comprehensive loss before reclassifications	(21,314)	—	—	(21,314)
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	—	—	(4)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,400	—	1,400
Net other comprehensive (loss) income during period	(21,318)	1,400	—	(19,918)
Balance at end of period	$(170,215)	$(41,290)	$—	$(211,505)

Three Months Ended September 30, 2022
Balance at beginning of period	$(105,265)	$(47,104)	$—	$(152,369)
Other comprehensive loss before reclassifications	(60,029)	—	—	(60,029)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	—	(3)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,762	—	1,762
Net other comprehensive (loss) income during period	(60,032)	1,762	—	(58,270)
Balance at end of period	$(165,297)	$(45,342)	$—	$(210,639)

Nine Months Ended September 30, 2023
Balance at beginning of period	$(154,773)	$(44,734)	$—	$(199,507)
Other comprehensive income before reclassifications	(15,452)	—	—	(15,452)
Amounts reclassified from accumulated other comprehensive income (loss)	10	—	—	10
Amortization of unrealized loss on securities transferred to held-to-maturity	—	3,444	—	3,444
Net other comprehensive (loss) income during period	(15,442)	3,444	—	(11,998)
Balance at end of period	$(170,215)	$(41,290)	$—	$(211,505)

Nine Months Ended September 30, 2022
Balance at beginning of period	$(13,958)	$—	$(284)	$(14,242)
Other comprehensive loss before reclassifications	(151,453)	(49,095)	284	(200,264)
Amounts reclassified from accumulated other comprehensive income (loss)	114	—	—	114
Amortization of unrealized loss on securities transferred to held-to-maturity	—	3,753	—	3,753
Net other comprehensive (loss) income during period	(151,339)	(45,342)	284	(196,397)
Balance at end of period	$(165,297)	$(45,342)	$—	$(210,639)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Affected Line Item in Consolidated Statements of Income
(dollars in thousands)	2023	2022
Realized gain (loss) on sale of investment securities	$5	$4	Net gain (loss) on sale of investment securities
Income tax benefit (expense)	(1)	(1)	Income tax expense
Total reclassifications for the periods	$4	$3

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Nine Months Ended September 30,		Affected Line Item in Consolidated Statements of Income
(dollars in thousands)	2023	2022
Realized loss on sale of investment securities	$(14)	$(172)	Net gain (loss) on sale of investment securities
Income tax benefit (expense)	4	58	Income tax expense
Total reclassifications for the periods	$(10)	$(114)
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2023
Assets:
Investment securities available-for-sale:
U.S treasury bonds	$—	$47,050	$—	$47,050
U. S. agency securities	—	656,277	—	656,277
Residential mortgage-backed securities	—	714,148	—	714,148
Commercial mortgage-backed securities	—	48,004	—	48,004
Municipal bonds	—	7,802	—	7,802
Corporate bonds	—	1,664	—	1,664
Interest rate product	—	41,787	—	41,787
Credit risk participation agreements	—	1	—	1
Total assets measured at fair value on a recurring basis	$—	$1,516,733	$—	$1,516,733
Liabilities:
Interest rate product	$—	$41,637	$—	$41,637
Total liabilities measured at fair value on a recurring basis	$—	$41,637	$—	$41,637

December 31, 2022
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$46,327	$—	$46,327
U. S. agency securities	—	669,728	—	669,728
Residential mortgage-backed securities	—	820,503	—	820,503
Commercial mortgage-backed securities	—	50,213	—	50,213
Municipal bonds	—	10,087	—	10,087
Corporate bonds	—	1,808	—	1,808
Loans held for sale	—	6,734	—	6,734
Interest rate product	—	31,039	—	31,039
Mortgage banking derivatives	—	—	93	93
Total assets measured at fair value on a recurring basis	$—	$1,636,439	$93	$1,636,532
Liabilities:
Credit risk participation agreements	$—	$2	$—	$2
Interest rate product	—	30,065	—	30,065
Total liabilities measured at fair value on a recurring basis	$—	$30,067	$—	$30,067

Investment securities available-for-sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include certain U.S. treasury bonds, U.S. Government and agency securities that actively traded in over-the-counter markets. Level 2 securities includes certain U.S. treasury bonds, U.S. agency debt securities, mortgage-backed securities issued by Government Sponsored Entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, for which the carrying amounts approximate the fair value.
The following is a reconciliation of activity for assets measured at fair value based on Significant Other Unobservable Inputs (Level 3):

(dollars in thousands)	Investment Securities Available-for-Sale
Assets:
Beginning balance at January 1, 2022	$10,000
Reclassified to investment securities held-to-maturity	(10,000)
Ending balance at December 31, 2022	$—
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of December 31, 2022:

(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2022
Loans held for sale	$6,734	$6,775	$(41)
There were no residential mortgage loans held for sale that were 90 or more days past due or on nonaccrual status as of December 31, 2022. While the Company had loans held for sale outstanding in 2023, the Company does not have any loans held for sale as of September 30, 2023.
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
Mortgage banking derivatives for loans settled on a mandatory basis: The Company commenced the cessation of first lien residential mortgage origination for secondary sale in the first quarter of 2023. The Company completed origination and sales activities as of the end of the second quarter of 2023. While the Company had mortgage banking derivatives in 2023 and 2022, the Company does not have any of these derivatives as of September 30, 2023.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company measures certain assets at fair value on a nonrecurring basis, and the following is a general description of the methods used to value such assets.
At September 30, 2023, substantially all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e. those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2023
Individually assessed loans:
Commercial	$—	$—	$2,583	$2,583
Income producing - commercial real estate	—	—	23,738	23,738
Owner occupied - commercial real estate	—	—	19,929	19,929
Real estate mortgage - residential	—	—	1,638	1,638
Construction - commercial and residential	—	—	39,896	39,896
Home equity	—	—	245	245
Other real estate owned	—	—	1,487	1,487
Total assets measured at fair value on a nonrecurring basis as of September 30, 2023	$—	$—	$89,516	$89,516

December 31, 2022
Individually assessed loans:
Commercial	$—	$—	$1,790	$1,790
Income producing - commercial real estate	—	—	3,131	3,131
Owner occupied - commercial real estate	—	—	19,187	19,187
Real estate mortgage - residential	—	—	1,404	1,404
Consumer	—	—	3	3
Other real estate owned	—	—	1,962	1,962
Total assets measured at fair value on a nonrecurring basis as of December 31, 2022	$—	$—	$27,477	$27,477
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

The estimated fair value of the Company's financial instruments at September 30, 2023 and December 31, 2022 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2023
Assets
Cash and due from banks	$8,625	$8,625	$8,625	$—	$—
Federal funds sold	13,611	13,611	—	13,611	—
Interest bearing deposits with other banks	235,819	235,819	—	235,819	—
Investment securities available-for-sale	1,474,945	1,474,945	—	1,474,945	—
Investment securities held-to-maturity	1,032,485	872,710	—	872,710	—
Federal Reserve and Federal Home Loan Bank stock	25,689	N/A	—	—	—
Loans	7,916,391	7,635,283	—	—	7,635,283
Bank owned life insurance	112,234	112,234	—	112,234	—
Annuity investment	13,088	13,088	—	13,088	—
Interest rate product	41,787	41,787	—	41,787	—
Credit risk participation agreement	1	1	—	1	—
Accrued interest receivable	53,361	53,361	53,361	—	—

Liabilities
Noninterest bearing deposits	$2,072,665	$2,072,665	$—	$2,072,665	$—
Interest bearing deposits	4,062,552	4,062,552	—	4,062,552	—
Time deposits	2,241,089	2,225,503	—	2,225,503	—
Customer repurchase agreements	25,689	25,689	—	25,689	—
Borrowings	1,369,888	1,367,912	—	1,367,912	—
Interest rate product	41,637	41,637	—	41,637	—
Accrued interest payable	38,642	38,642	38,642	—	—

December 31, 2022
Assets
Cash and due from banks	$12,655	$12,655	$12,655	$—	$—
Federal funds sold	33,927	33,927	—	33,927	—
Interest bearing deposits with other banks	265,272	265,272	—	265,272	—
Investment securities available-for-sale	1,598,666	1,598,666	—	1,598,666	—
Investment securities held-to-maturity	1,093,374	967,940	—	967,940	—
Federal Reserve and Federal Home Loan Bank stock	65,067	N/A	—	—	—
Loans held for sale	6,734	6,734	—	6,734	—
Loans	7,635,632	7,492,283	—	—	7,492,283
Bank owned life insurance	110,998	110,998	—	110,998	—
Annuity investment	13,869	13,869	—	13,869	—
Mortgage banking derivatives	93	93	—	—	93
Interest rate product	31,039	31,039	—	31,039	—
Accrued interest receivable	51,390	51,390	51,390	—	—

Liabilities
Noninterest bearing deposits	$3,150,751	$3,150,751	$—	$3,150,751	$—
Interest bearing deposits	4,778,932	4,778,932	—	4,778,932	—
Time deposits	783,499	777,757	—	777,757	—
Customer repurchase agreements	35,100	35,100	—	35,100	—
Borrowings	1,044,795	1,043,083	—	1,043,083	—
Credit risk participation agreements	2	2	—	2	—
Interest rate product	30,065	30,065	—	30,065	—
Accrued interest payable	25,911	25,911	25,911	—	—

Note 12 - Legal Contingencies
There have been no material changes in the status of the legal, regulatory and governmental proceedings, investigations and inquiries previously disclosed in Part II, Item 8, "Note 21 - Commitments and Contingent Liabilities" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. From time to time, the Company and its subsidiaries are involved in various legal proceedings and regulatory and governmental investigations and inquiries incidental to their business in the ordinary course, including matters in which damages in various amounts are claimed. Such matters may result in legal expenses that could adversely impact the financial condition and results of operations of the Company. The Company had no contingent liabilities outstanding in connection with pending legal matters at September 30, 2023 and December 31, 2022.
As previously disclosed, the Company maintains director and officer insurance policies ("D&O Insurance Policies") that provide coverage for the legal defense costs. When claims are covered by D&O Insurance Policies, the Company records a corresponding receivable against the incurred legal defense cost expense subject to coverage under the D&O Insurance Policies and then eliminates the receivable and expense when the claim is paid. If the D&O Insurance Policies are exhausted, the Company will be responsible for paying the defense costs associated with any investigations and litigations for itself and on behalf of any current and former Officers and Directors entitled to indemnification from the Company. The D&O Insurance Policies for the period from December 2016 to December 2017 have been exhausted. The Company will therefore be responsible for paying future costs related to matters from that period, if any, including matters that are not currently pending. The Company cannot predict with any certainty the amount of defense costs that the Company may incur in the future in connection with any potential future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company's control.

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
GENERAL
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through EagleBank (the "Bank"), its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company's primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of thirteen branch offices, including three in Northern Virginia, six in Suburban Maryland, and four in Washington, D.C. The Bank also operates four lending offices, with one in Northern Virginia, two in Suburban Maryland and one in Washington, D.C. During the first nine months of 2023, three branches were closed as they had expiring leases. The branches' clients will be served from our other branches, and through digital channels.
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
During the second quarter of 2023, Management determined that a triggering event had occurred as a result of a sustained decrease in the Company's stock price and a revision in the earnings outlook in comparison to budget for the remainder of 2023 due primarily to the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent events in the banking sector. The Company performed a qualitative assessment and quantitative impairment test on its only reporting unit as of May 31, 2023.
The Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company in the second quarter of 2023. A combination of a risk-weighted income valuation methodology, comprising a discounted cash flow analysis, and a market valuation methodology, comprising the guideline public company method, was employed.

Significant judgment is necessary in the determination of the fair value of a reporting unit. The income valuation methodology requires an estimation of future cash flows, considering the after-tax results of operations, the extent and timing of credit losses, and appropriate discount and growth rates. Actual future cash flows may differ from forecasted results based on the assumptions used.
In performing the discounted cash flow analysis, the Company utilized multi-year cash projections that rely on internal forecasts of loan and deposit growth, bond mix, financing composition, market pricing of securities, credit performance, forward interest rates, future returns driven by net interest margin, fee generation and expense incurrence, industry and economic trends, and other relevant considerations. The long-term growth rate used in the calculation of fair value was derived from published projections of the inflation rate and GDP, along with Management estimates.
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
The resulting calculation of fair value exceeded the carrying amount of the Company by approximately 17% as of May 31, 2023, which resulted in no impairment loss. Future events could cause the Company to conclude that the Company’s goodwill has become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management has evaluated and will continue to evaluate economic conditions in interim periods for triggering events.
RESULTS OF OPERATIONS
Earnings Summary
Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022
Net income for the three months September 30, 2023 was $27.4 million as compared to $37.3 million for the same period in 2022, a $9.9 million decrease, or 26.6%.
The decrease in net income of $9.9 million for the three months ended September 30, 2023 relative to the same period in 2022 was due to a decrease in net interest income of $13.2 million, an increase in provision for credit losses of $2.6 million, and an increase in noninterest expenses of $1.4 million, the total of which was partially offset by a reduction of income tax expense of $4.7 million, a decrease in the provision for unfunded commitments of $1.6 million, and an increase in noninterest income of $1.0 million. Net interest income decreased primarily due to an increase in interest rates impacting deposits and funding costs that exceeded the increase in total interest income, which in part was affected by the reversal of $1.6 million of interest income during the three months ended September 30, 2023 on a loan that entered nonperforming status. Noninterest expenses included an increase in FDIC insurance assessments of $2.1 million. Noninterest income increased primarily due to an increase in other income of $1.5 million. The increase in the provision was primarily driven by the fluctuations in the qualitative and economic factors of the credit model in the third quarter of 2023 compared to the third quarter of 2022. Additional details on other noninterest expenses are provided in the "Noninterest Expense" section below.
Total revenue (i.e. net interest income plus noninterest income) was $77.1 million for the three months ended September 30, 2023 as compared to $89.2 million for the same period in 2022. The most significant portion of revenue is net interest income, which was $70.7 million for the three months ended September 30, 2023, compared to $83.9 million for the same period in 2022. Net interest income decreased primarily due to an increase in interest expense from increased interest rates on deposits and borrowings, which was partially offset by an increase in interest income on loans. The increase in interest income on loans included the impact of the reversal of interest income on the loan that entered nonperforming status during the three months ended September 30, 2023. The primary driver for the increase in noninterest income was an increase in swap fee income that was partially offset by a decrease from a gain to a loss on the sales of residential loans and fees associated with residential mortgage loans.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.43% for the three months ended September 30, 2023 and 3.02% for the same period in 2022. The $1.6 million reversal of interest income on a loan that entered nonperforming status during the three months ended September 30, 2023 reduced the net interest margin by 0.06%. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the three months ended September 30, 2023 increased to $6.3 million from $5.3 million for the same period in 2022, a 19.6% increase. Noninterest income increased primarily due to an increase in other income driven by an increase in swap fee income of $1.2 million, which was partially offset by a decrease from a gain to a loss on sales of residential loans. For further information on the components and drivers of these changes, see the "Noninterest Income" section below.
Other income for the three months ended September 30, 2023 increased to $4.0 million from $2.5 million for the same period in 2022, a 61.0% increase. This increase was primarily attributable to an increase in swap fee income of $1.2 million.
Loss on sale of loans for the three months ended September 30, 2023 was $5 thousand compared to an $821 thousand gain for the same period in 2022, a decrease to earnings of $826 thousand. The decline from a gain to a loss on sales of loans was due to lower volumes as a result of higher interest rates as well as ceasing the origination of residential mortgages as previously announced.
Noninterest expense totaled $37.6 million for the three months ended September 30, 2023, as compared to $36.2 million for same period in 2022, a $1.4 million increase. The increase in noninterest expense was primarily due to an increase in FDIC insurance assessments of $2.1 million. Additional details on other noninterest expenses are provided in "Noninterest Expense" section below.
Income tax expenses were $7.2 million for the three months ended September 30, 2023, a reduction of 39.1%, compared to the same period in 2022. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio was 48.83% for the three months ended September 30, 2023, as compared to 40.59% for the same period in 2022. The adverse change in the efficiency ratio was primarily driven by the decrease in net interest income as a result of the increase in interest rates on deposits and borrowings. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
For the three months ended September 30, 2023, the Company reported an annualized return on average assets ("ROAA") of 0.91%, as compared to 1.29% for the same period in 2022. The annualized return on average common equity ("ROACE") for the three months ended September 30, 2023 was 8.80% as compared to 11.64% for the same period in 2022. The annualized return on average tangible common equity ("ROATCE") for the three months ended September 30, 2023 was 9.61% as compared to 12.67% for the same period in 2022. The adverse change in returns was primarily attributable to the reduction in net income. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
Net income for the nine months ended September 30, 2023 was $80.3 million as compared to $98.7 million for the same period in 2022, a decrease of $18.4 million, or 18.7%.
The decrease in net income of $18.4 million for the nine months ended September 30, 2023 relative to the same period in 2022 was due to a decrease in net interest income of $29.7 million and an increase in provision for credit losses of $16.3 million. These were offset by a decrease in the provision for unfunded commitments of $1.0 million, a decrease in noninterest expenses of $10.0 million, and a reduction of income tax expense of $16.3 million.

Net interest income decreased primarily due to a rapid increase in interest rates impacting deposits and funding costs. These increases in interest expense exceeded the increase to interest income driven by rate growth during the comparative period. The provision for credit losses increased to $17.0 million during the nine months ended September 30, 2023 from $730 thousand during the nine months ended September 30, 2022. Noninterest income increased primarily due to an increase in swap fee income which was partially offset by a decrease in gain on the sales of residential loans and fees associated with residential mortgage loans. During the nine months ended September 30, 2023, the Company closed residential mortgage locked commitments of $32.8 million, down from $286.2 million for the nine months ended September 30, 2022. Noninterest expenses decreased $10.0 million primarily in connection with the second quarter of 2022 accrual of settlement expenses in connection with the agreements with the Securities and Exchange Commission ("SEC") and Federal Reserve Bank ("FRB") associated with previously disclosed government investigations, totaling $22.9 million. This was offset by an increase in salaries and benefits of $7.3 million and legal and professional fees of $2.1 million and FDIC insurance assessments of $4.2 million. Additional details on the accrual for the agreements and other noninterest expenses are provided in "Noninterest Expense" section below.
Total revenue (i.e. net interest income plus noninterest income) was $236.2 million for the nine months ended September 30, 2023 as compared to $265.6 million for the same period in 2022. The most significant portion of revenue is net interest income, which was $217.6 million for the nine months ended September 30, 2023, compared to $247.3 million for the same period in 2022. Net interest income decreased primarily due to increased interest expense due to higher rates on deposits and borrowings which was partially offset by an increase in interest income on loans. The primary driver for the increase in noninterest income was an increase in swap fees which was partially offset by a decrease in gain on the sales of residential mortgage loans and fees associated with residential mortgage loans.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.56% for the nine months ended September 30, 2023 and 2.86% for the same period in 2022. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the nine months ended September 30, 2023 increased to $18.6 million from $18.3 million for the same period in 2022, a 1.7% increase. Noninterest income increased primarily due to an increase in swap fees that was partially offset by a decline in gain on the sales of residential loans. For further information on the components and drivers of these changes see "Noninterest Income" section below.
Other income for the nine months ended September 30, 2023 increased to $11.5 million from $9.5 million for the same period in 2022, a 21.7% increase. Noninterest income increased primarily due to an increase in other fees driven by income of $2.8 million from an investment in an SBIC fund, $1.5 million in swap fees, and BOLI income of $846 thousand, the total of which was partially offset by reductions in credit card income of $1.5 million, mortgage servicing fees of $887 thousand, and other loan fees of $808 thousand.
Gain on sale of loans for the nine months ended September 30, 2023 was $395 thousand compared to $3.2 million for the same period in 2022, a decrease of 87.5%. The decline in gain on the sales of loans is due to lower volumes as a result of higher interest rates as well as ceasing the origination of residential mortgages as previously announced.
Noninterest expense totaled $116.2 million for the nine months ended September 30, 2023, as compared to $126.2 million for same period in 2022, a 7.9% decrease. The decrease in noninterest expense was primarily in connection with the second quarter of 2022 accrual of settlement expenses in connection with the agreements with the SEC and FRB associated with previously disclosed government investigations, totaling $22.9 million. This was partially offset by increases in salaries and benefits of $7.3 million, legal and professional fees of $2.1 million and $4.2 million in FDIC insurance assessments. Additional details on the accrual for the agreements and other noninterest expenses are provided in "Noninterest Expense" section below.
Income tax expenses were $22.3 million for the nine months ended September 30, 2023, a reduction of 42.2%, compared to the same period in 2022. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio was 49.19% for the nine months ended September 30, 2023, as compared to 47.51% for the same period in 2022. The adverse change in the efficiency ratio was primarily driven by the decrease in net interest income as a result of the increase in interest rates on deposits and borrowings which was partially offset by the decrease in noninterest expense in connection with the second quarter of 2022 accrual of settlement expenses in connection with the agreements with the SEC and FRB associated with previously disclosed government investigations, totaling $22.9 million. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

For the nine months ended September 30, 2023, the Company reported an annualized ROAA of 0.91%, as compared to 1.11% for the same period in 2022. The annualized ROACE for the nine months ended September 30, 2023 was 8.66% as compared to 10.17% for the same period in 2022. The annualized ROATCE for the nine months ended September 30, 2023 was 9.45% as compared to 11.06% for the same period in 2022. The decline in returns was primarily attributable to a reduction in net income. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
Net interest income was $70.7 million for the three months ended September 30, 2023, as compared to $83.9 million for the same period in 2022. Net interest income decreased for the three months ended September 30, 2023 primarily due to increases in average deposit rates (4.20% compared to 1.70%) and other short-term borrowings (4.68% compared to 2.65%), which were partially offset by higher average loan balances and yields (6.73% compared to 5.10%) as compared to September 30, 2022.
The net interest margin decreased by 59 basis points from three months ended September 30, 2023, as compared to the three months ended September 30, 2022, (from 3.02% to 2.43%). The $1.6 million reversal of interest income during the three months ended September 30, 2023 reduced the net interest margin by 0.06%. The yield on earning assets increased by 153 basis points (from 4.01% to 5.54%) while cost of funds increased 230 basis points (from 1.09% to 3.39%), refer to footnote 3 in the Consolidated Average Balances, Interest Yields and Rates tables below for additional information. Average loans (excluding loans held for sale) were $7.8 billion for the three months ended September 30, 2023 compared to $7.3 billion for the same period in 2022. Additionally, average borrowings increased from $131.5 million in the three months ended September 30, 2022 to $1.6 billion in the three months ended September 30, 2023. Overall yields and rates moved higher during the three months ended September 30, 2023 as compared to the same period in 2022, as variable rate loans adjusted upwards and an increased number of loans moved off their rate floors.
Net interest income was $217.6 million for the nine months ended September 30, 2023, as compared to $247.3 million for the same period in 2022. Net interest income decreased for the nine months ended September 30, 2023 primarily due to increases in average deposit rates (4.03% compared to 0.91%) and other short-term borrowings (4.78% compared to 1.01%), which were partially offset by higher average loan balances and yields (6.58% compared to 4.66%) as compared to September 30, 2022.
The net interest margin decreased by 30 basis points from nine months ended September 30, 2022 as compared to the nine months ended September 30, 2023 (from 2.86% to 2.56%). The yield on earning assets increased by 197 basis points (from 3.42% to 5.39%) while cost of funds increased 247 basis points (from 0.61% to 3.08%). Average loans (excluding loans held for sale) were $7.8 billion for the nine months ended September 30, 2023 compared to $7.1 billion for the same period in 2022. Additionally, average borrowings increased from $201.0 million in the nine months ended September 30, 2022 to $1.7 billion in the nine months ended September 30, 2023. Overall yields and rates moved higher during the nine months ended September 30, 2023 as compared to same period in 2022, as variable rate loans adjusted upwards and an increased number of loans moved off their rate floors.
The tables below presents the average balances and rates of the major categories of the Company's assets and liabilities for the three and nine months ended September 30, 2023 and 2022. Included in the tables are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,127,451	$15,067	5.30%	$771,063	$4,100	2.11%
Loans held for sale (1)	—	—	—%	11,586	150	5.14%
Loans (1) (2)	7,795,144	132,273	6.73%	7,282,589	93,594	5.10%
Investment securities available-for-sale (2)	1,554,348	8,126	2.07%	1,782,859	7,587	1.69%
Investment securities held-to-maturity (2)	1,047,515	5,606	2.12%	1,128,943	5,876	2.06%
Federal funds sold	7,728	77	3.95%	53,630	220	1.63%
Total interest earning assets	11,532,186	161,149	5.54%	11,030,670	111,527	4.01%

Total noninterest earning assets	489,683			475,581
Less: allowance for credit losses	78,964			75,141
Total noninterest earning assets	410,719			400,440
TOTAL ASSETS	$11,942,905			$11,431,110

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$1,421,522	$12,785	3.57%	$960,970	$1,891	0.78%
Savings and money market	3,113,755	32,855	4.19%	4,504,216	21,711	1.91%
Time deposits	2,162,582	25,289	4.64%	633,241	2,523	1.58%
Total interest bearing deposits	6,697,859	70,929	4.20%	6,098,427	26,125	1.70%
Customer repurchase agreements	36,082	311	3.42%	26,546	55	0.82%
Other short-term borrowings	1,540,221	18,152	4.68%	61,703	412	2.65%
Long-term borrowings	69,876	1,038	5.89%	69,752	1,038	5.90%
Total interest bearing liabilities	8,344,038	90,430	4.30%	6,256,428	27,630	1.75%

Noninterest bearing liabilities:
Noninterest bearing demand	2,248,782			3,809,070
Other liabilities	114,923			93,859
Total noninterest bearing liabilities	2,363,705			3,902,929

Shareholders' Equity	1,235,162			1,271,753
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,942,905			$11,431,110

Net interest income		$70,719			$83,897
Net interest spread			1.24%			2.26%
Net interest margin			2.43%			3.02%
Cost of funds (3)			3.39%			1.09%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $4.1 million and $3.4 million for the three months ended September 30, 2023 and 2022, respectively.

(2)Interest and fees on loans and investments exclude tax equivalent adjustments.
(3)Beginning in the second quarter of 2023, the Company revised its cost of funds methodology to use a daily average calculation where interest expense on interest bearing liabilities is divided by average interest bearing liabilities and average noninterest bearing deposits. Previously, the Company calculated the cost of funds as the difference between yield on earning assets and net interest margin. The cost of funds for the three months ended September 30, 2022 has been recalculated using the current methodology.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$905,414	$34,070	5.03%	$1,449,800	$7,608	0.70%
Loans held for sale (1)	1,620	73	6.02%	18,216	548	4.02%
Loans (1) (2)	7,766,212	382,043	6.58%	7,147,844	249,168	4.66%
Investment securities available for sale (2)	1,613,257	24,463	2.03%	2,119,822	25,888	1.63%
Investment securities held-to-maturity (2)	1,067,628	17,055	2.14%	774,135	12,002	2.07%
Federal funds sold	9,392	202	2.88%	37,907	269	0.95%
Total interest earning assets	11,363,523	457,906	5.39%	11,547,724	295,483	3.42%

Total noninterest earning assets	492,069			466,661
Less: allowance for credit losses	77,342			74,390
Total noninterest earning assets	414,727			392,271
TOTAL ASSETS	$11,778,250			$11,939,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$1,173,823	$29,533	3.36%	$858,152	$2,843	0.44%
Savings and money market	3,135,300	96,990	4.14%	4,926,766	34,207	0.93%
Time deposits	1,642,805	52,782	4.30%	670,708	6,972	1.39%
Total interest bearing deposits	5,951,928	179,305	4.03%	6,455,626	44,022	0.91%
Customer repurchase agreements	38,473	946	3.29%	25,765	90	0.47%
Other short-term borrowings	1,595,448	56,989	4.78%	131,253	992	1.01%
Long-term borrowings	69,845	3,112	5.96%	69,722	3,112	5.97%
Total interest bearing liabilities	7,655,694	240,352	4.20%	6,682,366	48,216	0.96%

Noninterest bearing liabilities:
Noninterest bearing demand	2,784,396			3,863,283
Other liabilities	97,586			96,176
Total noninterest bearing liabilities	2,881,982			3,959,459

Shareholders’ Equity	1,240,574			1,298,170
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,778,250			$11,939,995

Net interest income		$217,554			$247,267
Net interest spread			1.19%			2.46%
Net interest margin			2.56%			2.86%
Cost of funds (3)			3.08%			0.61%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $12.0 million and $11.5 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

(3)Beginning in the second quarter of 2023, the Company revised its cost of funds methodology to use a daily average calculation where interest expense on interest bearing liabilities is divided by average interest bearing liabilities and average noninterest bearing deposits. Previously, the Company calculated the cost of funds as the difference between yield on earning assets and net interest margin. The cost of funds for the nine months ended September 30, 2022 has been recalculated using the current methodology.
Rate/Volume Analysis of Net Interest Income
The rate/volume tables below presents the composition of the change in net interest income for the period indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Three Months Ended September 30, 2023 Compared With The Three Months Ended September 30, 2022
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$6,587	$32,092	$38,679
Loans held for sale	(150)	—	(150)
Investment securities available-for-sale	(972)	1,511	539
Investment securities held-to-maturity	(424)	154	(270)
Interest bearing bank deposits	1,895	9,072	10,967
Federal funds sold	(188)	45	(143)
Total interest income	6,748	42,874	49,622

Interest paid on
Interest bearing transaction	906	9,988	10,894
Savings and money market	(6,702)	17,846	11,144
Time deposits	6,093	16,673	22,766
Customer repurchase agreements	20	236	256
Other borrowings	9,874	7,866	17,740
Total interest expense	10,191	52,609	62,800

Net interest income	$(3,443)	$(9,735)	$(13,178)

	Nine Months Ended September 30, 2023 Compared With The Nine Months Ended September 30, 2022
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$21,556	$111,319	$132,875
Loans held for sale	(499)	24	(475)
Investment securities available-for-sale	(6,186)	4,761	(1,425)
Investment securities held-to-maturity	4,550	503	5,053
Interest bearing bank deposits	(2,857)	29,319	26,462
Federal funds sold	(202)	135	(67)
Total interest income	16,362	146,061	162,423

Interest paid on
Interest bearing transaction	1,046	25,644	26,690
Savings and money market	(12,438)	75,221	62,783
Time deposits	10,105	35,705	45,810
Customer repurchase agreements	44	812	856
Other borrowings	11,071	44,926	55,997
Total interest expense	9,828	182,308	192,136

Net interest income	$6,534	$(36,247)	$(29,713)
Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL on loans and the ACL on available-for-sale and held-to-maturity investment securities. The amount of the ACL on loans is based on management's assessment of current expected credit losses in the portfolio. Those factors include historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company.
The provision for credit losses for unfunded commitments is presented separately on the consolidated statements of income. This provision considers the probability that unfunded commitments will fund among other factors.
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
During the three months ended September 30, 2023, the Company recorded a provision for credit losses of $5.6 million on its loan portfolio and incurred $340 thousand in net charge-offs to its ACL. The provision for credit losses on loans for the same period in 2022 was $3.0 million and there were $56 thousand of net recoveries in its ACL. During the nine months ended September 30, 2023, the Company recorded a provision for credit losses of $15.8 million on its loan portfolio and incurred $6.9 million in net charge-offs to its ACL. The provision for credit losses on loans for the same period in 2022 was $532 thousand and there were $270 thousand of net recoveries in its ACL. For the three and nine months ended September 30, 2023, the provisions for credit losses were primarily driven by adjustments to the qualitative components of the CECL model combined with smaller increases in the quantitative components. The increase in qualitative components was driven by increases in early-stage past due and perceived weakness in the commercial real estate market, in addition to the high inflationary environment and the related uncertainty and impacts on the broader economy, changes in the qualitative and economic ("Q&E") component of the model associated with commercial real estate office properties. The increase in the quantitative components was due to continued increases in total loans during the nine months ended September 30, 2023, particularly in longer-life categories that carry corresponding higher reserves as well as slowing prepayment speeds in certain loan categories due to higher interest rates. The increase in quantitative components was partially offset by modest improvements in the unemployment forecast. These adjustments were also offset by improvements in the quality of the assets associated with individually assessed loans that were deemed impaired. The provisions for credit losses during the three and nine months ended September 30, 2022 were primarily driven by adjustments to the qualitative components of the CECL model owing to the high inflationary environment and the related uncertainty and impacts on the broader economy, partially offset by improvements in asset quality.
A provision for credit losses on the securities portfolio of $1 thousand was recorded during the three months ended September 30, 2023, as compared to a reversal of credit losses of $24 thousand during the three months ended September 30, 2022. During the nine months ended September 30, 2023, a provision for credit losses of $1.2 million was recorded, primarily on several corporate bonds in the held-to-maturity securities portfolio, while a net provision for credit losses of $198 thousand was recorded during the nine months ended September 30, 2022.
At September 30, 2023, the ACL for loans represented 1.05% of loans outstanding, as compared to 0.97% at December 31, 2022. The ACL represented 119% of nonperforming loans at September 30, 2023, as compared to 1,151% at December 31, 2022.
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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Balance at beginning of period	$74,444	$74,965
Charge-offs:
Commercial	(1,828)	(604)
Income producing - commercial real estate	(5,306)	—
Owner occupied - commercial real estate	—	(1,356)
Construction - commercial and residential	(136)	—
Other consumer	(50)	(74)
Total charge-offs	(7,320)	(2,034)
Recoveries:
Commercial	335	648
Owner occupied - commercial real estate	31	25
Construction - commercial and residential	34	1,627
Other consumer	6	4
Total recoveries	406	2,304
Net (charge-offs) recoveries	(6,914)	270
Provision for credit losses - loans	15,802	532
Balance at end of period	$83,332	$75,767

Annualized ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.12%	—%
The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2023			December 31, 2022
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$16,337	20%	18%	$15,655	21%	19%
Income producing - commercial real estate	40,693	49%	52%	35,688	48%	51%
Owner occupied - commercial real estate	14,252	17%	15%	12,702	17%	15%
Real estate mortgage - residential	864	1%	1%	969	1%	1%
Construction - commercial and residential	8,633	10%	11%	7,195	10%	12%
Construction - C&I (owner-occupied)	1,894	2%	2%	1,606	2%	1%
Home equity	634	1%	1%	555	1%	1%
Other consumer	25	—%	—%	74	—%	—%
Total allowance	$83,332	100%	100%	$74,444	100%	100%
Nonperforming Assets
As shown in the table below, the Company's level of nonperforming assets, which comprise the amortized cost of loans delinquent 90 days or more and nonaccrual loans, which include the nonperforming portion of loan restructurings, and the carrying value of OREO, totaled $71.6 million at September 30, 2023 representing 0.64% of total assets, as compared to $8.4 million of nonperforming assets, or 0.08% of total assets, at December 31, 2022. The increase is primarily due to the increase in nonperforming loans discussed below.

At September 30, 2023, the Company had no accruing loans 90 days or more past due. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.05% of total loans at September 30, 2023, is adequate to absorb expected credit losses within the loan portfolio at that date.
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
During the three months ended September 30, 2023, the Bank modified 13 loans with a total amortized cost of $225.7 million at September 30, 2023 (2.9% of the loan portfolio). These loans received extended loan terms of between approximately one to 36 months. Two loans received a weighted average interest rate reduction of approximately 1.89%.
During the nine months ended September 30, 2023, the Bank modified 17 loans with a total amortized cost of $242.0 million at September 30, 2023 (3.1% of the loan portfolio). These loans received extended loan terms of between approximately one to 36 months. Five loans received a weighted average interest rate reduction of approximately 2.55%.
As of September 30, 2023, three loans that were modified in the preceding twelve months, including two loans with a total amortized cost of $44.9 million that were 30 to 89 days past due and one loan with an amortized cost of $20.4 million that was on nonaccrual status, experienced a subsequent payment default during the nine months ended September 30, 2023. One loan with an amortized cost of $2.2 million at September 30, 2023, which was modified during the first quarter of 2023, moved to nonaccrual status and incurred a $2.1 million charge-off in the second quarter of 2023. In October 2023, the loan was sold. All other loans are performing under their modified terms.
OREO properties are carried at the lower of cost or fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as: comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. OREO properties had a carrying value of $1.5 million and $2.0 million at September 30, 2023 and December 31, 2022, respectively. One OREO property was sold during the nine months ended September 30, 2023 and one OREO property was sold during the nine months ended September 30, 2022, generating proceeds of $609 thousand and $241 thousand, respectively.

Total nonperforming loans amounted to an amortized cost of $70.2 million at September 30, 2023 (0.89% of total loans) compared to $6.5 million at December 31, 2022 (0.08% of total loans). The increase was primarily from one income producing CRE office note in Northern Virginia, of which approximately $3.2 million was charged off during the second quarter of 2023, and one construction - commercial and residential note in Washington, D.C.
The following table shows the amounts of nonperforming assets, including loans at amortized cost and OREO at the lower of cost or fair value less estimated costs to sell, at the dates indicated.

(dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccrual Loans:
Commercial	$2,521	$2,488
Income producing - commercial real estate	24,989	2,000
Owner occupied - commercial real estate	758	17
Real estate mortgage - residential	1,950	1,913
Construction - commercial and residential	39,695	—
Home equity	245	—
Other consumer	—	50
Total nonperforming loans	70,158	6,468
Other real estate owned	1,487	1,962
Total nonperforming assets	$71,645	$8,430

Coverage ratio, allowance for credit losses to total nonperforming loans	119%	1,151%
Ratio of nonperforming loans to total loans	0.89%	0.08%
Ratio of nonperforming assets to total assets	0.64%	0.08%
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
At September 30, 2023, there were $219.0 million of Substandard loans. Substandard loans are considered potential or actual problem loans due to known information about possible or actual credit problems which causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in the reclassification to the past due, nonaccrual or restructured loan categories, as appropriate. Based upon their status as potential or actual problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.
Noninterest Income
Total noninterest income includes service charges on deposits, gain on sale of loans, gains and losses on sale of investment securities, FHA multi-family income, income from bank owned life insurance ("BOLI") and other income.
Total noninterest income for the three months ended September 30, 2023 increased to $6.3 million from $5.3 million for the three months ended September 30, 2022, a 19.6% increase. Total noninterest income for the nine months ended September 30, 2023 increased to $18.6 million from $18.3 million for the nine months ended September 30, 2022, a 1.7% increase.
Service charges on deposits for the three months ended September 30, 2023 increased to $1.6 million from $1.3 million for the three months ended September 30, 2022. Service charges on deposits for the nine months ended September 30, 2023 increased to $4.8 million from $4.0 million for the nine months ended September 30, 2022.
Loss on the sales of loans for the three months ended September 30, 2023 was $5 thousand as compared to a gain of $821 thousand for the three months ended September 30, 2022, a 100.6% decrease. Gain on sale of loans for the nine months ended September 30, 2023 decreased to $395 thousand from $3.2 million for the nine months ended September 30, 2022, a $2.8 million, or 87.5% decrease. The reduction from a gain on the sales of loans to a loss for the comparative three months ended September 30, 2023 and 2022 and decline in the gain on the sales of loans for the comparative nine months ended September 30, 2023 and 2022 were due to lower volumes as a result of higher interest rates as well as ceasing the origination of residential mortgages as previously announced.

There were no residential mortgage loan locked commitments for the three months ended September 30, 2023 as compared to $57.5 million for the same period in 2022. Residential mortgage loan locked commitments were $32.8 million for the nine months ended September 30, 2023 as compared to $286.2 million for the same period in 2022, a 88.5% decrease.
The residential mortgage loans were originated for sale to third-party investors subject to compliance with pre-established criteria. The Company commenced the cessation of first lien residential mortgage origination for secondary sale during the first quarter of 2023. The Company completed origination and sales activities as of the end of the second quarter of 2023.
Gain on the sale of investments for the three months ended September 30, 2023, was $5 thousand compared to a gain of $4 thousand for the three months ended September 30, 2022. Loss on the sale of investments for the nine months ended September 30, 2023, was $14 thousand compared to a loss of $172 thousand for the nine months ended September 30, 2022. The loss for the nine months ended September 30, 2023 was due to the sale of 12 securities for a loss of $27 thousand, which was partially offset by $13 thousand in gains on partial calls.
Other income for the three months ended September 30, 2023 increased to $4.0 million from $2.5 million for the three months ended September 30, 2022, a 61.0% increase, primarily attributable to an increase in swap fee income of $1.2 million. Other income for the nine months ended September 30, 2023 increased to $11.5 million from $9.5 million for the nine months ended September 30, 2022, a 21.7% increase. Other interest income during the comparative nine months ended September 30, 2023 and 2022 increased primarily due to an increase in other fees driven by income of $2.8 million from an investment in an SBIC fund, $1.5 million in swap fee income, and BOLI income of $846 thousand, which was partially offset by reductions in credit card income of $1.5 million, mortgage servicing fees of $887 thousand, and other loan income of $808 thousand.
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
The Company is a long-time originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. There was $0 and $45 thousand of income from this source for the three and nine months ended September 30, 2023, respectively, compared to $59 thousand and $249 thousand for the three and nine months ended September 30, 2022, respectively. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, FDIC insurance assessments, and other expenses.
Total noninterest expense totaled $37.6 million for the three months ended September 30, 2023, as compared to $36.2 million for the three months ended September 30, 2022, a 3.9% increase. Total noninterest expense totaled $116.2 million for the nine months ended September 30, 2023, as compared to $126.2 million for the nine months ended September 30, 2022, a 7.9% decrease.
Salaries and employee benefits were $21.5 million for both three months ended September 30, 2023 and September 30, 2022. Salaries and employee benefits were $67.7 million for the nine months ended September 30, 2023, as compared to $60.4 million for the nine months ended September 30, 2022, a 12.1% increase. The primary reason for the difference for the first nine months expense was the one-time accrual reduction in the first three months of 2022 of $5.0 million related to stock-based compensation awards and deferred compensation for our former CEO and Chairman. At September 30, 2023, the Company's full time equivalent staff numbered 452 as compared to 495 at September 30, 2022.
Premises and equipment for the three and nine months ended September 30, 2023 and 2022, were $3.1 million and $9.6 million compared to $3.3 million and $9.9 million, respectively, of which premises expenses were $1.8 million and $5.6 million compared to $2.0 million and $6.0 million, respectively.

Marketing and advertising expenses totaled $768 thousand for the three months ended September 30, 2023 and $1.2 million for the same period in 2022. For the nine months ended September 30, 2023, marketing and advertising expense was $2.3 million compared to $3.4 million for the nine month period ended September 30, 2022. The decrease for both the three and nine month periods were due to a reduction in advertising and promotions.
Data processing expenses were $3.2 million and $9.6 million for the three and nine months ended September 30, 2023, respectively, compared to $3.4 million and $9.1 million for the same periods in 2022, respectively.
Legal, accounting and professional fees were $2.2 million and $8.1 million for the three and nine months ended September 30, 2023, respectively, compared to $2.3 million and $6.0 million for the three and nine months ended September 30, 2022, respectively, a decrease of $170 thousand and an increase of $2.1 million for the comparative periods, respectively. Legal fees and expenditures were $446 thousand and $227 thousand for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and September 30, 2022 legal fees and expenditures were $2.9 million and $723 thousand, respectively. The decrease was primarily due to a $959 thousand reversal of legal fees receivable relating to the previously disclosed settled litigations and investigations as Directors & Officers insurance for the 2016-2017 years was fully depleted.
FDIC insurance assessments were $3.3 million for the three months ended September 30, 2023 compared to $1.3 million for the same period in 2022, a 159.7% increase. For the nine months ended September 30, 2023, FDIC insurance assessments were $7.4 million compared to $3.3 million for the nine months ended September 30, 2022.
The major components of other expenses include franchise taxes, director compensation and insurance expense. Other expenses increased to $3.5 million from $3.1 million, or 11.9%, for the three months ended September 30, 2023, compared to the same three month period in 2022. For the nine month period ended September 30, 2023 other expenses decreased to $11.5 million from $34.1 million, or 66.4%, for the same period in 2022. The decrease in other expenses over the comparative nine months ended September 30, 2023 and 2022 was primarily due to the SEC and FRB penalties totaling $22.9 million.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 48.83% for the third quarter of 2023, as compared to 40.59% for the third quarter of 2022. For the first nine months of 2023, the efficiency ratio was 49.19% as compared to 47.51% for the same period in 2022. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The adverse change in the efficiency ratio for the three and nine months ended September 30, 2023 as compared to the same three and nine month period in 2022 was primarily driven by the decrease in net interest income as a result of the increase in interest rates on deposits and borrowings which was partially offset by the decrease in noninterest expense in connection with the second quarter of 2022 accrual of settlement expenses in connection with the agreements with the SEC and FRB associated with previously disclosed government investigations, totaling $22.9 million of settlement expenses associated with previously disclosed government investigations in the second quarter of 2022.
As a percentage of average assets, total noninterest expense (annualized) was 1.25% for the three months ended September 30, 2023 as compared to 1.27% for the same period in 2022. As a percentage of average assets, total noninterest expense (annualized) was 1.32% for the nine months ended September 30, 2023 as compared to 1.41% for the same period in 2022. The decrease for the nine month period ended September 30, 2023 was primarily due to the accrual of the $22.9 million of settlement expenses in the second quarter of 2022. The decrease for the nine month period ended September 30, 2023 was partially offset by the salary accrual reduction in the first quarter of 2022 of $5.0 million related to stock-based compensation awards and deferred compensation for our former CEO and Chairman.
Income Tax Expense
The Company's ratio of income tax expense to pre-tax income ("effective tax rate") for the three months ended September 30, 2023 and 2022 was 20.9% and 24.2%, respectively. The total tax provision for the three months ended September 30, 2023 was $7.2 million, compared to $11.9 million for the three months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was 21.7% as compared to 28.1% for the same period in 2022. The total tax provision for the nine months ended September 30, 2023 was $22.3 million, compared to $38.6 million for the nine months ended September 30, 2022.
The decreases in the effective tax rate and tax provision over the comparative three months ended September 30, 2023 and 2022 were primarily due to decreases in pre-tax income period over period. The decrease in the effective tax rate and tax provisions over the comparative nine months ended September 30, 2023 and 2022 was primarily due to the SEC and FRB penalties totaling $22.9 million and decreases in pre-tax income period over period. The penalties associated with the previously disclosed investigations are not deductible for tax purposes.

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
FINANCIAL CONDITION
Summary
Total assets were $11.2 billion at September 30, 2023 and December 31, 2022. Total assets remained consistent over the nine months ended September 30, 2023, as a result of an increase in loan balances which were partially offset by decreases in investment securities and other short-term investments.
The largest component of assets, total loans (excluding loans held for sale), had an amortized cost basis of $7.9 billion at September 30, 2023, a 3.7% increase from the balance at December 31, 2022. The increase in loans over the nine months ended September 30, 2023, was driven primarily by growth from CRE and construction loans. There were no loans held for sale at September 30, 2023, compared to $6.7 million at December 31, 2022, as a result of the cessation in origination of residential mortgages as previously announced.
Investment securities, at amortized cost net of the allowance for credit losses, totaled $2.7 billion at September 30, 2023 as compared to $2.9 billion at December 31, 2022, a decrease of $164.6 million, or 5.7%, primarily driven by the pay down of principal on mortgage-backed securities and sales and calls of securities. During the first quarter of 2022, we evaluated our securities portfolio and determined that certain securities will be maintained for the life of the instrument and made a decision to transfer $1.1 billion of securities designated as available-for-sale ("AFS") to held-to-maturity ("HTM"), including $237.0 million of securities acquired in the first quarter of 2022 for which the intention to hold to maturity was finalized. The securities transferred with unrealized losses of $66.2 million, and, as of September 30, 2023, $53.5 million remains in accumulated other comprehensive loss, and will be accreted ratably over the remaining lives of the securities through accumulated other comprehensive loss. The securities transferred were generally municipal bonds, corporate bonds, bonds that qualify for Community Reinvestment Act credit, and mortgage-backed securities with longer final maturity dates. At quarter-end, $1.0 billion, or 41.2% of the securities portfolio, was classified as securities HTM. The fair value of HTM securities was $159.8 million less than carrying value at September 30, 2023 compared to a difference of $125.4 million at December 31, 2022.
In terms of funding, total deposits at September 30, 2023 were $8.4 billion down from $8.7 billion at December 31, 2022, a decline of 3.9%. Total borrowed funds (excluding customer repurchase agreements) were $1.4 billion and $1.0 billion at September 30, 2023 and December 31, 2022, respectively. The increase in borrowings was primarily to meet funding needs, including to fund loan growth, given the decrease in deposits.
Total shareholders' equity was $1.2 billion as of September 30, 2023, and December 31, 2022.
The Company's capital ratios remain substantially in excess of regulatory minimum and buffer requirements. Regulatory ratios based on risk-weighted assets experienced decreases of less than 2% from December 31, 2022 to September 30, 2023. The decreases were primarily due to an increase in average assets and also due to minor declines in Tier 1 and risk based capital. The total risk based capital ratio was 14.54% at September 30, 2023, as compared to 14.94% at December 31, 2022. The common equity tier 1 ("CET1") risk based capital ratio was 13.68% at September 30, 2023, as compared to 14.03% at December 31, 2022. The tier 1 risk based capital ratio was 13.68% at September 30, 2023, as compared to 14.03% at December 31, 2022. The tier 1 leverage ratio was 10.96% at September 30, 2023, as compared to 11.63% at December 31, 2022.
The ratio of common equity to total assets was 10.89% at September 30, 2023, as compared to 11.02% at December 31, 2022 as common equity levels remained almost constant over the nine months ended September 30, 2023. Total assets remained consistent over the nine months ended September 30, 2023, as a result of an increase in loan balances which were partially offset by decreases in investment securities and other short-term investments. Book value per share was $40.64 at September 30, 2023, a 3.7% increase over $39.18 at December 31, 2022 primarily as a result of share repurchases of 1,600,000 of the Company's common stock during the nine months ended September 30, 2023 under the 2023 Repurchase Program. The repurchases, at prices below book and tangible book values, reduced the number of shares outstanding as of September 30, 2023. The Company has reached the maximum number of shares that may be purchased under the 2023 Repurchase Program.

In addition, the tangible common equity ratio was 10.04% at September 30, 2023, as compared to 10.18% at December 31, 2022. Tangible book value per share was $37.12 at September 30, 2023, a 3.5% increase from $35.86 at December 31, 2022. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
Loan Portfolio
Loans, net of amortized deferred fees and costs, at September 30, 2023 and December 31, 2022 by major category are summarized below.

	September 30, 2023		December 31, 2022
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,418,760	18%	$1,487,349	19%
PPP loans	588	—%	3,256	—%
Income producing - commercial real estate	4,147,301	52%	3,919,941	51%
Owner occupied - commercial real estate	1,182,959	15%	1,110,325	15%
Real estate mortgage - residential	76,511	1%	73,001	1%
Construction - commercial and residential	904,282	11%	877,755	12%
Construction - C&I (owner occupied)	129,616	2%	110,479	1%
Home equity	53,917	1%	51,782	1%
Other consumer	2,457	—%	1,744	—%
Total loans	7,916,391	100%	7,635,632	100%
Less: allowance for credit losses	(83,332)		(74,444)
Net loans (1)	$7,833,059		$7,561,188
(1)Excludes accrued interest receivable of $45.4 million and $43.5 million at September 30, 2023 and December 31, 2022, respectively, which is recorded in other assets.
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
Loans outstanding were $7.9 billion at September 30, 2023, an increase of $280.8 million, or 3.7%, from the balance at December 31, 2022.
The loan portfolio continued to grow in the nine months ended September 30, 2023, due primarily to our income producing CRE loan originations and fundings, along with increases in our owner occupied CRE loans, and to a lesser extent, construction - commercial and residential loans and construction C&I (owner occupied) loans. Amidst this growth, we have remained cognizant of the volatility in our industry, capital markets and interest rate markets. Market rates on our new loan originations have risen in connection with rate increases implemented by the Federal Reserve. We continue to see opportunities for growth in the commercial real estate market in our focused sectors; our processes for evaluating these opportunities are designed to ensure they are subject to reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service.

The Company's overall loan portfolio is substantially concentrated with borrowers located in the Washington, D.C. metro area, including "Washington's Maryland Suburbs," which comprise Frederick, Prince George's and Montgomery counties and "Northern Virginia," which comprises Alexandria, Arlington, Falls Church, Fairfax, Loudoun and Prince William counties. At September 30, 2023, 30.8%, 26.8%, 24.6%, 6.0% and 11.8% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. At December 31, 2022, 33.2%, 25.8%, 23.7%, 5.8% and 11.5% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. While we remain cautious with regard to CRE market conditions, principally office, the strength of the Washington D.C. metro area in certain sectors, particularly multi-family commercial real estate and the housing market, continue to drive premiums for well-located properties.
As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $6.1 billion and $5.8 billion, or 77.5% and 76.2% of total loans, outstanding at September 30, 2023 and December 31, 2022, respectively. Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. The Company has remained focused on monitoring sectors that have been impacted by the ramifications of the COVID-19 pandemic, particularly income producing CRE loans collateralized by office properties, which comprised approximately $950.1 million and $937.2 million, or 12.0% and 12.3% of total loans, at September 30, 2023 and December 31, 2022, respectively. Office loans within Washington D.C., Washington's Maryland Suburbs and Northern Virginia were $877.7 million and $851.9 million, or 11.1% and 11.2% of total loans, at September 30, 2023 and December 31, 2022, respectively. As a percentage of total income producing - CRE office loans, 34.0%, 33.9% and 24.5% were located in Northern Virginia, Washington's Maryland Suburbs and Washington, D.C. at September 30, 2023.
At September 30, 2023, $181.9 million of principal of loans collateralized by office properties were criticized or classified.
The following table sets forth the time to contractual maturity of the loan portfolio as of September 30, 2023:

	September 30, 2023
(dollars in thousands)	Total	One Year or Less	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,418,760	$531,057	$711,836	$172,213	$3,654
PPP loans	588	—	588	—	—
Income producing - commercial real estate (1)	4,147,301	1,439,877	2,238,713	468,711	—
Owner occupied - commercial real estate	1,182,959	94,290	492,412	377,578	218,679
Real estate mortgage - residential	76,511	11,997	52,395	510	11,609
Construction - commercial and residential	904,282	282,350	583,040	9,786	29,106
Construction - C&I (owner occupied)	129,616	1,011	33,734	35,782	59,089
Home equity	53,917	3,869	2,351	1,607	46,090
Other consumer	2,457	2,189	68	—	200
Total loans	$7,916,391	$2,366,640	$4,115,137	$1,066,187	$368,427
Loans with:
Predetermined fixed interest rate	$2,997,636	$771,529	$1,573,630	$553,044	$99,433
Floating or adjustable interest rate	4,918,755	1,595,111	2,541,507	513,143	268,994
Total loans	$7,916,391	$2,366,640	$4,115,137	$1,066,187	$368,427
(1)Income producing CRE office loans, which had total principal of $950.1 million at September 30, 2023 and are included within income producing - commercial real estate, had principal of $249.9 million, $652.6 million, $47.6 million aggregated with one year or less, over one year to five years, and over five years to fifteen years remaining until contractual maturity, respectively. Approximately $94.8 million and $393.3 million of income producing CRE office loans as of September 30, 2023 were due to mature within three months and 18 months, respectively.

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
For the nine months ended September 30, 2023, total deposits decreased by $336.9 million as compared to December 31, 2022. The decline was primarily attributable to a $1.1 billion reduction in noninterest bearing deposits and a $510.9 million reduction in savings and money market accounts as a result of an increase of disintermediation driven primarily by an increase in interest rates, partially offset by a $1.5 billion increase in interest bearing time deposits. The growth in interest bearing deposits was driven by the increased utilization of brokered deposits, particularly brokered time deposits, during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, brokered time deposits increased by approximately $1.2 billion, while other interest bearing brokered deposits decreased by approximately $1.1 billion.
No single depositor represented more than 10% of total deposits as of September 30, 2023. The ten largest depositors not associated with brokered pass-through relationships represented approximately 17% of total deposits in the aggregate as of September 30, 2023. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end compared to average deposit balances.
From time to time, when appropriate in order to fund strong loan demand or account for increased deposit outflow, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm and other national brokerage networks, including IntraFi. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (the "CDARS") and the Insured Cash Sweep product ("ICS"), which provide for reciprocal ("two-way") transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The total of reciprocal deposits at September 30, 2023 was $1.5 billion (18.2% of total deposits) as compared to $782.2 million (9.0% of total deposits) at December 31, 2022. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to obtain one-way CDARS deposits and participates in IntraFi's Insured Network Deposit Program ("IND"). The Bank had $648.3 million and $1.1 billion of IND brokered deposits as of September 30, 2023 and December 31, 2022, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks change due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty in obtaining them in the future. In that event, we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.
At September 30, 2023 and December 31, 2022, total deposits included $2.4 billion and $2.3 billion of brokered deposits (excluding the CDARS and ICS two-way), which represented 29.1% and 26.5% of total deposits, respectively.
At September 30, 2023 and December 31, 2022, total deposits included estimated totals of $2.5 billion and $4.4 billion of uninsured deposits, which represented 29.6% and 50.5% of total deposits, respectively. The decrease in the percentage of the Bank's deposits that are uninsured was in part due to customers' increased use of the products facilitated by IntraFi that enable customers to maximize FDIC deposit insurance coverage for their deposits.
At September 30, 2023, the Company had $2.1 billion in noninterest bearing demand deposits, representing 24.7% of total deposits, compared to $3.2 billion of noninterest bearing demand deposits at December 31, 2022, or 36.2% of total deposits. The decrease was primarily attributable to outflows from noninterest bearing deposits and savings/money market accounts which was partially offset by the increase in time deposits. Average noninterest bearing deposits of total deposits for the nine months ended September 30, 2023 and 2022 were 31.9% and 38.4%, respectively. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds that are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $25.7 million at September 30, 2023 compared to $35.1 million at December 31, 2022. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage-backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
At September 30, 2023 the Company had $2.2 billion in time deposits an increase of $1.5 billion from year end December 31, 2022. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered certificates of deposits ("CDs") to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning. Throughout the year, the Bank raised rates in most of its time deposit accounts in response to the increased disintermediation of deposits, and the current rate environment with continued rate increases.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had $0 and $975.0 million, respectively, of FHLB short-term advances borrowed. Additionally, at September 30, 2023, the Company had a $1.3 billion one year fixed rate advance, maturing on March 26, 2024 from the BTFP as part of the overall asset liability strategy and to support loan growth. Outstanding FHLB advances are secured by collateral consisting of specifically pledged marketable investment securities and a blanket lien on qualifying loans in the Bank's commercial mortgage, residential mortgage and home equity loan portfolios. Outstanding BTFP advances are secured by collateral consisting of specifically pledged qualifying investment securities.
Long-term borrowings outstanding at September 30, 2023 and December 31, 2022 included the Company's August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024.
Liquidity Management
Liquidity is a measure of the Company's and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. Approximately 59% of the Company's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. As of September 30, 2023, the unrealized losses recorded on the available-for-sale securities were acting as a deterrent to any sale of those securities to raise liquidity. However, these securities are utilized as pledged assets that provide secondary liquidity through the form of additional available borrowings. Investment securities that are classified as held-to-maturity can also be used as collateral to pledge against additional borrowings. The Company's primary sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial.

The following table summarizes the Company's secondary sources of liquidity in use and available at September 30, 2023:

(dollars in thousands, except amount in the footnotes)	Secondary Sources of Liquidity in Use	Secondary Sources of Liquidity Available
September 30, 2023:
Unsecured brokered deposits (1)	$873,410	$1,841,487
FHLB secured borrowings	—	1,736,759
FRB:
BTFP secured borrowings	1,300,001	253,133
Discount window secured borrowings	—	606,178
Federal funds lines	—	155,000
Customer repurchase agreements	25,689	—
Raymond James repurchase agreement	—	17,162

Unpledged assets: (2)
Interest-bearing deposits with banks	N/A	31,811
Investment securities	N/A	269,882
Total	$2,199,100	$4,911,412
(1)The available liquidity from the unsecured brokered deposits represents unsecured funds under one-way CDARS and ICS brokered deposits that would require then current market rates and be dependent on the availability of funds in those networks.
(2)Comprise unencumbered assets that could be liquidated or used as collateral to obtain additional liquidity through debt financing.
The funding mix has continued to change in the nine months ended September 30, 2023. Deposits at quarter-end were $8.4 billion and $8.7 billion at September 30, 2023 and December 31, 2022, respectively. The decline in deposits was primarily attributable to a decrease in noninterest bearing deposits and savings and money market accounts, offset by an increase in interest bearing deposits primarily due to the increased utilization of brokered deposits as discussed in "Deposits and Other Borrowings" above. Short-term borrowings at quarter-end were $1.3 billion and $975.0 million at September 30, 2023 and December 31, 2022, respectively. The increase in borrowings was due to the utilization of BTFP borrowings during the nine months ended September 30, 2023.
The Bank can purchase up to $155 million in federal funds on an unsecured basis from its correspondents, against which there was no outstanding amount at September 30, 2023, and can obtain unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.8 billion, against which there was $873.4 million outstanding at September 30, 2023. The Bank also has custodial agreements with various broker-dealers through IntraFi's IND program which provided $648.3 million of brokered deposits at September 30, 2023.
At September 30, 2023, the Bank was also eligible to draw on advances from the FHLB up to $1.7 billion based on assets pledged as collateral to the FHLB, against which there was no outstanding amount at September 30, 2023. The Bank had FHLB borrowings of $975.0 million outstanding at December 31, 2022, which were repaid during the nine months ended September 30, 2023. The Bank posted additional collateral to the FHLB during the nine months ended September 30, 2023 to increase its eligibility for advances to meet its ongoing liquidity needs and expects to continue to utilize this source of funding in the future.
In March 2023, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of the BTFP. The BTFP provides eligible depository institutions, including the Bank, an additional source of liquidity. At September 30, 2023, the Bank had eligible collateral and borrowing capacity with the BTFP of $1.6 billion on assets that have been pledged, of which $1.3 billion was outstanding. This alternative source of liquidity is being utilized for balance sheet optimization. The program permits advances to be requested until March 2024, unless extended by the Federal Reserve Bank. There can be no assurance, however, that the opportunity to further borrow from the BTFP will continue to be available beyond March 2024. Once the BTFP program terminates, we may be required to rely on other, potentially more expensive, sources of liquidity.

The Bank's aggregate borrowing capacity at September 30, 2023 was $2.3 billion which consists of $2.0 billion of additional aggregate capacity to borrow from the Federal Home Loan Bank of Atlanta ("FHLB") and BTFP on assets that have been pledged. The Bank also has unencumbered securities totaling approximately $269.9 million available for pledging to the FHLB or the BTFP for additional borrowing capacity.
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
There is, however, a risk that the cost of funds will increase significantly as the Bank competes for deposits or that some deposits would be lost if rates were to continue to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run, but the use of such sources may negatively impact our net interest margin and our earnings, as the use of such sources did in the first nine months of 2023, and there can be no assurance that they will be adequate to meet our liquidity needs. The market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a rising or high interest rate environment. Most of our noninterest bearing deposits are operating deposits or compensating balances that are held in connection with lending relationships. The potential outflow of such deposits is a risk unless we pay a more competitive rate of interest on them, which could significantly and negatively impact the Bank’s interest expense and net interest margin, as the transfer of some noninterest-bearing deposits to interest-bearing deposits did in the first nine months of 2023. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The ALCO has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. We maintain a liquid investment portfolio outside of our held-to-maturity investments, including overnight liquidity. In the first nine months of 2023, average short term liquidity was $2.5 billion, which is above the Bank's average needs. Secondary sources of liquidity at September 30, 2023 were $4.9 billion, which include the FHLB, BTFP, other insured brokered deposit sweep programs, unpledged securities, Fed funds lines, and the FRB Discount Window. At September 30, 2023, the Company held total securities available to be pledged with a par balance of $269.9 million.
Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit at September 30, 2023 are as follows:

(dollars in thousands)
Unfunded loan commitments	$2,250,259
Unfunded lines of credit	99,449
Letters of credit	93,254
Total	$2,442,962
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
During the nine months ended September 30, 2023, the Company was able to produce a net interest margin of 2.56% as compared to 2.86% during the same period in 2022 and continues to manage its overall interest rate risk position.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of mortgage-backed securities. Further, the Company has been principally collecting cash flows from the investment portfolio to provide liquidity. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. At September 30, 2023, the amortized cost less allowance of the investment portfolio decreased by $164.6 million, or 5.7%, as compared to the balance at December 31, 2022.
The percentage mix of municipal securities was 5% of total investments at September 30, 2023 and December 31, 2022. The portion of the portfolio invested in mortgage-backed securities was 61% at September 30, 2023 and 62% at December 31, 2022. The portion of the portfolio invested in U.S. agency investments was 28% at September 30, 2023 and 26% at December 31, 2022. Corporate bonds made up 5% of total investments at September 30, 2023 and December 31, 2022. U.S. treasury bonds were 2% of total investments at September 30, 2023 and December 31, 2022. The duration of the investment portfolio decreased to 4.6 years at September 30, 2023 from 4.8 years at December 31, 2022.
At September 30, 2023, $80.3 million of corporate bonds were subordinated debt from other financial institutions. Corporate bonds generally, and subordinated debt in particular, pose credit risk such that if any of these issuers were to enter bankruptcy or insolvency proceedings, we could experience losses that may be material to operating results and our financial condition.
The re-pricing duration of the loan portfolio was 11 and 13 months at September 30, 2023 and December 31, 2022, respectively, with fixed rate loans amounting to 38% of total loans at September 30, 2023 and December 31, 2022. Variable and adjustable rate loans comprised 62% of total loans at September 30, 2023 and December 31, 2022. Variable rate loans are generally indexed to either the one month LIBOR interest rate (prior to the June 30, 2023 LIBOR cessation date), SOFR, or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. The few remaining loans that were still tied to LIBOR based rates on June 30, 2023 were transitioned to their appropriate fallback rate on July 3, 2023.
The duration of the deposit portfolio decreased as rates rose, measuring 24 months at September 30, 2023 and 29 months at December 31, 2022.

The net unrealized loss before income tax on the investment securities available-for-sale portfolio was $225.3 million and $205.3 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the net unrealized loss position represented 13.25% of the investment portfolio's book value.
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
Although the Company has experienced net interest margin compression during the nine months ended September 30, 2023, the Company's interest rate risk modeling shows net interest margin expansion in an increasing rate environment. The model's prediction is the result of increases in both interest income on variable and adjustable rate loans and interest expense on its deposit liabilities, based on our funding needs, market conditions and certain contractual obligations but with no changes in the mix of assets or liabilities or the spreads we are able to earn. The model also assumes a stable interest rate environment after the programmed rate change, allowing assets and liabilities to reprice at their schedule in a stable environment, which may be quite different than real world conditions. Interest rate floors on certain of the Company's variable and adjustable rate loans may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded, though this is not relevant for the current rate environment with most variable rate loans well above their floor rate. The weighted average rate of the Company's variable rate loans increased by approximately 92 basis points from December 31, 2022 to September 30, 2023 in connection with the increase in 100 basis points for the same period in Fed Funds rate hikes caused by actions taken by the Federal Reserve Bank. At September 30, 2023, the Company had a portfolio of $4.9 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 7.79%. At September 30, 2023, only $224.5 million of loans held by the Company were earning interest at their floor rate, and the majority of those are expected to reset at rates higher than their floor at their next rate reset date.
Additionally, the Company’s cost of interest bearing deposits increased by 108 basis points across its interest-bearing deposits, which comprise 75.3% of its total deposits, at September 30, 2023.
The Company employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, deposit decay rates, and the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100, 200, and 300 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next 12 months from September 30, 2023. In addition to analysis of simultaneous changes in interest rates along the yield curve, an analysis of changes based on interest rate "ramps" is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.
For the analysis presented below at September 30, 2023, the simulation assumes a high degree of correlation between the change in interest rates on offered interest bearing deposit products for each 100 basis point change in market interest rates in a rate shock scenario with a floor of 0 basis points. Those correlations range from 75% for interest bearing checking to 100% for savings and money market demand accounts. The Bank does have deposits with contractual terms which means these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall measure of the correlation between deposit costs and market rate changes is modeled at 95%. At December 31, 2022, the Company assumed a 70 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates, with a floor of 10 basis points and 0 basis points on decreasing and increasing rate shock scenarios, respectively.
The Company's analysis at September 30, 2023 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked down 100, 200, and 300 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at September 30, 2023 is 4.6 years, the loan portfolio 0.9 years, the interest bearing deposit portfolio 1.0 years, and the borrowed funds portfolio 0.5 years.

The following table reflects the result of simulation analysis on the September 30, 2023 asset and liabilities balances:

Change in interest rates (basis points)		Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+	400	2.1%	5.2%	(8.0)%
+	300	1.6%	3.9%	(5.8)%
+	200	1.1%	2.7%	(3.6)%
+	100	0.4%	1.0%	(1.8)%
	—	—	—	—
-	100	0.9%	2.0%	1.8%
-	200	3.2%	7.1%	2.1%
-	300	5.6%	12.6%	0.6%
The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at September 30, 2023 are not believed to be excessive. The impact of 0.9% in net interest income and 2% in net income given a 100 basis point decrease in market interest rates reflects in large measure the ability to quickly reprice deposits downward while recently booked loans would take time to re-price. In the nine months ended September 30, 2023, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above.
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
During the nine months ended September 30, 2023, average market interest rates increased across the yield curve as compared to the 2022 year end.
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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has focused on commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At September 30, 2023, we did exceed the construction, land development, and other land acquisitions regulatory concentration threshold, and we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 106% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, as our commercial real estate concentration fluctuates each quarter, we may be required to maintain higher levels of capital, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Capital Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.
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
The FRB and the FDIC have adopted rules (the "Basel III Rules") implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain, inclusive of the capital conservation buffer of 2.5%, a minimum CET1 ratio of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum total capital to risk-weighted assets ratio of 10.5%, and a minimum leverage ratio of 4.0%. At September 30, 2023, the Company and the Bank meet all these requirements.
The Company’s capital position remained strong for the nine months ended September 30, 2023 as a result of good earnings, continued improvements in economic conditions and strong asset quality. As a result of the Company’s strong capital position and earnings, we were able to continue with our quarterly dividend. The Company announced a regular quarterly cash dividend on September 27, 2023 of $0.45 per share to shareholders of record on October 20, 2023 and it was paid on October 31, 2023.
On December 13, 2022, the Company's Board of Directors authorized a new share repurchase program which took effect starting January 2, 2023, after the expiration of the previous repurchase program on December 31, 2022. The Board of Directors authorized the repurchase of 1,600,000 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock, under the 2023 Repurchase Program. In June 2023, the Company completed the repurchase of authorized shares of common stock under the 2023 Stock Repurchase Plan. The Company paid an average price of $29.77 per share (including commissions) to repurchase the shares in 2023. No shares were repurchased in the third quarter of 2023.

The capital amounts and ratios for the Company and Bank as of September 30, 2023 and December 31, 2022 are presented in the table below.

	Company		Bank		Minimum Required Basel III	To Be Well-Capitalized Under Prompt Corrective Action Regulations (1)
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2023
CET1 capital (to risk weighted assets)	$1,326,400	13.68%	$1,323,915	13.73%	7.00%	6.50%
Total capital (to risk weighted assets)	1,409,767	14.54%	1,407,282	14.59%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,326,400	13.68%	1,323,915	13.73%	8.50%	8.00%
Tier 1 capital (to average assets)	1,326,400	10.96%	1,323,915	10.99%	4.00%	5.00%

December 31, 2022
CET1 capital (to risk weighted assets)	$1,329,971	14.03%	$1,341,347	14.23%	7.00%	6.50%
Total capital (to risk weighted assets)	1,415,854	14.94%	1,412,904	14.99%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,329,971	14.03%	1,341,347	14.23%	8.50%	8.00%
Tier 1 capital (to average assets)	1,329,971	11.63%	1,341,347	11.78%	4.00%	5.00%
(1)Applies to the Bank only.
Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At September 30, 2023 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained the minimum required capital ratios listed in the table above.
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
0Use of Non-GAAP Financial Measures
The Company considers the following non-GAAP measurements useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions. The tables below provide a reconciliation of these non-GAAP financial measures with financial measures defined by GAAP.
Tangible common equity to tangible assets (the "tangible common equity ratio"), tangible book value per common share, the annualized return on average tangible common equity, and the efficiency ratio are non-GAAP financial measures derived from GAAP-based amounts.
The Company calculates the tangible common equity ratio by excluding the balance of intangible assets from common shareholders' equity and dividing by tangible assets. The Company calculates tangible book value per common share by dividing tangible common equity by common shares outstanding, as compared to book value per common share, which the Company calculates by dividing common shareholders' equity by common shares outstanding. The Company calculates the ROATCE by dividing net income available to common shareholders by average tangible common equity which is calculated by excluding the average balance of intangible assets from the average common shareholders' equity. The Company considers this information important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk based ratios, and as such is useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions.

The Company calculates the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The efficiency ratio measures a bank's overhead as a percentage of its revenue. The Company believes that reporting the non-GAAP efficiency ratio more closely measures its effectiveness of controlling operational activities.
The following tables reconcile the GAAP financial measures to the associated non-GAAP financial measures:
GAAP Reconciliation

(dollars in thousands except per share data)	September 30, 2023	December 31, 2022
Common shareholders' equity	$1,215,884	$1,228,321
Less: Intangible assets	(105,239)	(104,233)
Tangible common equity	$1,110,645	$1,124,088

Book value per common share	$40.64	$39.18
Less: Intangible book value per common share	(3.52)	(3.32)
Tangible book value per common share	$37.12	$35.86

Total assets	$11,164,214	$11,150,854
Less: Intangible assets	(105,239)	(104,233)
Tangible assets	$11,058,975	$11,046,621
Tangible common equity ratio	10.04%	10.18%

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Average common shareholders' equity	$1,235,162	$1,271,753	$1,240,574	$1,298,170
Less: Average intangible assets	(104,639)	(104,253)	(104,366)	(104,252)
Average tangible common equity	$1,130,523	$1,167,500	$1,136,208	$1,193,918

Net income available to common shareholders	$27,383	$37,297	$80,309	$98,737
Average tangible common equity	1,130,523	1,167,500	1,136,208	1,193,918
Annualized return on average tangible common equity	9.61%	12.67%	9.45%	11.06%

Net interest income	$70,719	$83,897	$217,554	$247,267
Noninterest income	6,347	5,308	18,642	18,325
Operating revenue	$77,066	$89,205	$236,196	$265,592

Noninterest expense	$37,633	$36,206	$116,195	$126,180

Efficiency ratio	48.83%	40.59%	49.19%	47.51%
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk."
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2023 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. - Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. - Defaults Upon Senior Securities
None.
Item 4. - Mine Safety Disclosures
Not Applicable.
Item 5. - Other Information
Director and Officer Trading Arrangements:
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. - Exhibits

31.1	Certification of Susan G. Riel
31.2	Certification of Norman R. Pozez
31.3	Certification of Eric R. Newell
32.1	Certification of Susan G. Riel
32.2	Certification of Norman R. Pozez
32.3	Certification of Eric R. Newell
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022
(ii) Consolidated Statement of Income for the three and nine months ended September 30, 2023 and 2022
(iii) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022
(iv) Consolidated Statement of Changes in Shareholders' Equity for the three and nine months ended September 30, 2023 and 2022
(v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 and 2022
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date:	November 8, 2023	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date:	November 8, 2023	By:	/s/ Eric R. Newell
Eric R. Newell, Executive Vice President and Chief Financial Officer of the Company