Form 10-K
period 2023-12-31
EAGLE BANCORP INC
filed 2024-02-29
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2023 was approximately $616.3 million.
As of February 9, 2024, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 29,928,977.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on
May 16, 2024 are incorporated by reference in Part III hereof.

EAGLE BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1.    BUSINESS
In this report, unless otherwise expressly stated or the context otherwise requires, the terms “we,” “us,” the “Company,” “Eagle” and “our” refer to Eagle Bancorp, Inc. and our subsidiaries on a consolidated basis, except in the description of any of our securities, in which case these terms refer solely to Eagle Bancorp, Inc. and not to any of our subsidiaries. References to “EagleBank” or “Bank” refer to EagleBank, which is our principal operating subsidiary. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies or any relationship with any of these companies.

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
The Bank, a Maryland chartered commercial bank, which is a member of the Federal Reserve System ("Federal Reserve Board," "Federal Reserve" or "FRB"), is the Company’s principal operating subsidiary. It commenced banking operations on July 20, 1998. The Bank currently operates thirteen branch offices: six in Suburban Maryland; four located in the District of Columbia; and three in Northern Virginia. The Bank also has four lending centers and utilizes various digital capabilities, including remote deposit services and mobile banking services. The Bank maintains its physical presence via branches and lending centers consistent with its strategic plan.
The Bank has three active direct subsidiaries: Bethesda Leasing, LLC, Eagle Insurance Services, LLC and Landroval Municipal Finance, Inc. Bethesda Leasing, LLC holds title to and operates real estate owned and acquired through foreclosure. Eagle Insurance Services, LLC, which previously offered access to insurance products and services through a referral program with a third party insurance broker, continues to receive fee income in connection with such program. Landroval Municipal Finance, Inc. focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
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
Over its twenty-five year history, the Company has grown primarily through organic growth, but also has completed two whole bank acquisitions. On August 31, 2008, the Company acquired Fidelity & Trust Financial Corporation ("Fidelity") and on October 31, 2014 acquired Virginia Heritage Bank ("Virginia Heritage"). Refer to Note 7 to the Consolidated Financial Statements for additional disclosure regarding intangible assets established related to mergers and acquisitions.
Description of Services. The Bank offers a broad range of commercial banking services to its business and professional clients, as well as consumer banking services to individuals living and/or working primarily in the Bank’s market area. These services include (i) commercial loans for a variety of business purposes such as for working capital, equipment purchases, real estate lines of credit and government contract financing; (ii) asset based lending and accounts receivable financing (on a limited basis); (iii) construction and commercial real estate loans; (iv) business equipment financing; (v) consumer home equity lines of credit, personal lines of credit and term loans; (vi) consumer installment loans such as auto and personal loans; and (vii) personal credit cards offered through an outside vendor.
During the year ended December 31, 2023, the Company ceased originating residential real estate mortgage loans and completed residual origination and sales activities on its residential real estate mortgage lending business. The Company made the decision to cease originating residential real estate mortgage loans given the challenged nature of the business and the uncertainty of maintaining or increasing the volume or percentage of revenue or net income that has previously been produced by the residential mortgage business.

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
The Bank’s loan portfolio consists primarily of traditional business and real estate secured loans. Commercial and industrial loans are made, with a substantial portion having variable and adjustable rates, where the cash flow of the borrower's operating business is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. Commercial real estate loans, which comprise the largest portion of the loan portfolio, are secured by both owner occupied and non-owner occupied real property and include a component of acquisition, development and construction ("ADC") lending.
The Bank’s consumer loan portfolio is a smaller portion of the loan portfolio and has historically been comprised generally of two loan types: (i) home equity loans and lines of credit that are structured with an interest only draw period followed either by a balloon maturity or a fully amortized repayment schedule; and, historically, (ii) first lien residential mortgage loans with the intent to sell conforming first trust loans on a servicing released basis to third party investors. The Company completed the cessation and residual origination and sales activities of first lien residential mortgage origination for secondary sale during the year ended December 31, 2023.
The Bank is also a preferred lender under the Small Business Administration's ("SBA") Preferred Lender Program. As a preferred lender, the Bank can originate certain SBA loans in-house without prior SBA approval. SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. Under certain circumstances, the Bank attempts to further mitigate commercial term loan losses by using loan guarantee programs offered by the SBA. SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.
The Company originates multifamily Federal Housing Administration ("FHA") loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program. The Company securitizes these loans through the Government National Mortgage Association ("Ginnie Mae") MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and periodically bundles and sells the servicing rights.
The Bank's lending activities carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve and general economic conditions, nationally and in the Bank’s primary market area, could have a significant impact on the Bank’s and the Company’s results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. Economic conditions may also adversely affect the value of property pledged as security for loans.
The Bank’s goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: designing and enforcing loan policies and procedures to mitigate those risks, evaluating each borrower’s business plan during the underwriting process, identifying and monitoring primary and alternative sources for loan repayment and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves may be established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing. At December 31, 2023, owner occupied commercial real estate and construction – commercial and industrial ("C&I") (owner occupied) represented approximately 17% of the loan portfolio while non-owner occupied commercial real estate and real estate construction represented approximately 63% of the loan portfolio. The combined owner and non-owner occupied and commercial real estate loans represented approximately 81% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in 82% of all loans being secured or partially secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan-to-value ("LTV") ratios of 80% and minimum debt service coverage ratios ("DSCRs") of 1.0 to 1.15. Personal guarantees may be required but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.
The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and accounts receivable financing. The Company's underwriting standards address collateral and debt service cash flow. Personal guarantees are generally required, but may be limited. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans other than Paycheck Protection Program ("PPP") loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding loan origination and risk management.
Our lending activities are subject to a variety of borrower lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank’s level of capital. At December 31, 2023, the Bank had a legal lending limit of $212.0 million. At December 31, 2023, the average loan size outstanding for Commercial Real Estate ("CRE") and C&I loans was $7.9 million and $976 thousand, respectively. In accordance with internal lending policies, the Bank may sell participations in its loans to other banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients. The risk of nonpayment (or deferred payment) of loans is inherent in all lending. The Bank’s marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those associated with loans to larger companies. Management and/or committees of the Bank carefully evaluate loan applications and attempt to minimize credit risk exposure by use of loan application data, due diligence and approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.
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
The general terms and underwriting standards for each type of commercial real estate and construction loan are incorporated into the Bank’s lending policies. These policies are analyzed periodically by management, and the policies are reviewed and re-approved periodically by either the Board of Directors (the "Board") or a designated committee thereof. The Bank’s loan policies and practices described in this report are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, by the appropriate officer or committee, in accordance with the Bank’s loan policies. Loan policy standards are often stated in mandatory terms, such as "shall" or "must," but these provisions are subject to exceptions. Policy requires that loan value not exceed a percentage of "market value" or "fair value" based upon appraisals or evaluations obtained in the ordinary course of the Bank’s underwriting practices.
Construction loans require that the financial condition and experience of the general contractor and major subcontractors be satisfactory to the Bank. Guaranteed, fixed price contracts are required whenever appropriate, along with payment and performance bonds or completion bonds for larger scale projects.
Loans intended for residential land acquisition, lot development and construction are made on the premise that the land: (1) is or will be developed for building sites for residential structures; and (2) will ultimately be utilized for construction or improvement of residential zoned real properties, including the creation of housing. Residential development and construction loans will finance projects such as single family subdivisions, planned unit developments, townhouses and condominiums. Residential land ADC loans generally are underwritten with a maximum term of 36 months, including extensions approved at origination.

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
LTV ratios, with few exceptions, are maintained consistent with or below supervisory guidelines.
Substantially all construction draw requests must be presented in writing on American Institute of Architects documents and certified either by the contractor, the borrower and/or the borrower’s architect. The Company's policies also provide that each draw request shall also include the borrower’s soft cost breakdown certified by the borrower or their Chief Financial Officer. Prior to an advance, to justify the draw requisition, the Bank or its contractor inspects the project to determine that the work has been completed.
Commercial permanent loans are generally secured by improved real property, which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The DSCR is ordinarily at least 1.0 to 1.15. As part of the underwriting process, DSCRs are stress tested assuming a 200 basis point increase in interest rates from their current levels.
Commercial permanent loans generally are underwritten with a term not greater than 10 years or the remaining useful life of the property, whichever is lower. The preferred term is between 5 to 7 years, with amortization to a maximum of 25 years.
Personal guarantees are generally received from the principals on commercial real estate loans, and only in instances where the LTV is sufficiently low and the debt service coverage is sufficiently high is consideration given to either limiting or not requiring personal recourse.
Updated appraisals for real estate secured loans are obtained based on factors relating to borrower financial condition, project status, loan terms and market conditions.
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.6 billion at December 31, 2023. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represented approximately 57.6% of the outstanding ADC loan portfolio at December 31, 2023. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. although as with all lending activities the Company remains exposed to credit risk. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
As part of its overall risk assessments, management reviews the Bank’s loan portfolio and general economic and market conditions on a regular basis and will continue to adjust both quantitative and qualitative reserve factors as necessary.

Deposit services include business and personal checking accounts, Negotiable Order of Withdrawal ("NOW") accounts, tiered savings and money market accounts and time deposits with varying maturity structures and customer options. A complete individual retirement account program is available. The Bank also participates in the IntraFi Network, LLC ("IntraFi") Certificate of Deposit Account Registry Service ("CDARS") and its Insured Cash Sweep ("ICS") program, both of which function to provide greater FDIC insurance coverage for participating Bank customers. The Bank also utilizes brokered deposit funds in its overall asset/liability management program.
The Bank historically has offered a full range of online banking services for both personal and business accounts and has a Mobile Banking application. In early 2024, the Bank launched a new online and mobile banking platform as the Bank seeks to further modernize its deposit offerings to its customers. Other deposit services include cash management services, business sweep accounts, lockbox, remote deposit capture, account reconciliation services, merchant card services, safe deposit boxes and Automated Clearing House origination. After-hours depositories and automated teller machine ("ATM") service are also available.
The Company and Bank maintain portfolios of short term investments and investment securities consisting primarily of U.S. agency bonds and government sponsored enterprise mortgage-backed securities, municipal bonds and corporate bonds. The Bank also owns equity investments related to membership in the Federal Reserve and the Federal Home Loan Bank of Atlanta ("FHLB"). The Company’s securities also include equity investments in the form of common stock of two local banking companies. These equity investments are categorized as Other Assets and not accounted for in the Fixed Income Securities tables. The investment securities portfolio provides the following objectives: capital preservation, liquidity management, additional income to the Company and Bank in the form of interest, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives. The current Investment Policy primarily limits the Bank to investments of high quality U.S. Treasury securities, U.S. agency securities, government sponsored enterprise MBS and high grade municipal and corporate securities, with certain exceptions for the purchase of BBB- or non-rated subordinated debentures of U.S. regulated banks following an analysis of credit worthiness. High risk investments, including private label collateralized mortgage obligations rated AA and below or municipal or corporate bonds rated BBB and below, and non-traditional investments are prohibited. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the Asset Liability Committee ("ALCO") and mortgage-backed pass-through securities, which may have final stated maturities of 30 years, with average lives generally not to exceed eight years.
The Company and Bank have formalized an asset and liability management process and have a standing ALCO consisting of senior management overseen by the Board. The ALCO operates under established policies and practices and a Committee Charter, which practices are updated and re-approved annually. A typical ALCO meeting includes discussion of current economic conditions and balance sheet and other strategies, including interest rate trends and, the current balance sheet and earnings position, comparisons to budget, cash flow estimates, liquidity positions, liquidity stress tests (monthly), and funding alternatives as necessary, interest rate risk position (monthly), including derivative positions, capital positions of the Company and Bank, reviews (including independent reviews) of the investment portfolio of the Bank and Company and the approval of investment transactions. Additionally, ALCO meetings may include reports and analysis of outside firms to enhance the Committee’s knowledge and understanding of various financial matters. Various other bank employees attend monthly committee meetings to build their understanding of all financial matters. A weekly conference call is scheduled to bring added attention primarily to shorter term cash flow estimates and interest rate matters.
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
MARKET AREA

Listed below are statistics on the primary geographic areas in which the Company operates as published by the U.S. Census Bureau and the Federal Reserve Economic Data. The U.S. Census Bureau publishes the Economic Census every five years and uses the Economic Census data to benchmark annual, quarterly, and monthly estimates. The 2022 Economic Census ("Economic Census") for all geographic areas was published in January 2024.
The primary market area of the Bank is the Washington, D.C. metropolitan area. With a population of 6.4 million and projected annualized growth rate of 0.01% through 2029, the region is the 6th largest metropolitan area in the U.S. (U.S. Census Bureau 2022). Total employment in the region is approximately 3.4 million per the 2024 Bureau of Labor Statistics ("BLS") report. The unemployment rate has decreased since 2022. As of December 31, 2023 and 2022, the region had a 2.5% and 3.10% unemployment rate, respectively. The Washington D.C. metropolitan area contains a substantial federal workforce, as well as a variety of support industries that employ professionals such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations and consultants. The Gross Regional Product ("GRP") for the metropolitan area in 2022 was reported at $660.6 billion, per the Federal Reserve Economic Data. This figure can be heavily attributed to the federal government, but other significant sectors include professional and business services, education, healthcare, leisure and hospitality. The region also has a very active non-profit sector including trade associations, colleges, universities and major hospitals. Transportation congestion and federal government spending levels remain threats to future economic development and quality of life in the area.

Montgomery County, Maryland, with an estimated total population of 1,059,329 as of 2024 and occupying an area of about 500 square miles, borders Washington, D.C. to the north and is roughly 30 miles southwest of Baltimore. Montgomery County represents a diverse and healthy segment of Maryland’s economy. Montgomery County is a thriving business center and is Maryland’s most populous jurisdiction. Population in the county is expected to grow at an annualized rate of 0.31% through 2029. The State of Maryland boasts an attractive demographic profile, and the economy in and around Montgomery County is among the best in Maryland. The number of jobs in Montgomery County has been relatively stable in the recent past. The unemployment rate in Montgomery County was 1.5% in November of 2023, based on BLS data. A highly educated population has contributed to a favorable estimated median household income of $120,728 in 2024, placing it 25th in the nation based on median household income of counties with populations over 100,000. The estimated number of households totaled 385,170 in 2024. The U.S. Economic Census anticipates 60.0% of the County’s residents in 2024 hold college or advanced degrees, placing the population of Montgomery County among the most educated in the nation. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector and legal, financial services, health care and professional services sectors. Major private employers include Adventist Healthcare, Lockheed Martin, Giant Food and Marriott International. The county is also an incubator for firms engaged in biotechnology and the area has traditionally attracted significant amounts of venture capital. Montgomery County is home to many major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes of Health, National Oceanic and Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission, the Food and Drug Administration and the Walter Reed National Military Medical Center in Bethesda.

Prince George’s County, Maryland, covers just under 500 square miles, with an estimated total population of 951,786 as of 2024 and is located just east of Washington, D.C. In 2024, the county has approximately 337,030 households with an estimated median income of $96,672. The unemployment rate in the county was 1.9% in November of 2023 according to BLS. Prince George’s County continues to promote a business friendly environment and is home to major employers such as the University of Maryland, Joint Base Andrews Naval Air Facility Washington, U.S. Internal Revenue Service and United Parcel Service.

The District of Columbia, in addition to being the seat of the federal government, is a vibrant city with a well-educated, diverse population. According to survey data from the latest U.S. Economic Census, the 2024 estimated population of the District of Columbia is 679,947, down from 717,189 in 2020. The estimated median household income in 2024 is $98,916, above the national median of $75,874. The growth of residents in the city is due partially to improvements in the city’s services and to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. The number of households is expected to grow to an estimated 310,328 units in 2024. The federal government and its employees are a major factor in the economy and support a dynamic business community. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. Unemployment was 4.8% at November 2023 according to BLS. The District of Columbia has a well-educated and highly paid work force. Large employers include the federal government, many local universities and hospitals. Another significant factor in the economy is the Leisure and Hospitality industry, as Washington, D.C. remains a popular tourist destination for both national and international travelers.

Fairfax County and Fairfax City, Virginia, are just across the Potomac River and west from Washington, D.C. and are a large, affluent jurisdiction with an estimated population of 1,166,795 as of 2024. Fairfax County covers about 395 square miles. Fairfax County and Fairfax City are one of the leading technology centers in the US, and are a thriving residential as well as business center with approximately 415,918 households. The county and city are among the most affluent in the country with an estimated median annual household income of $282,714 in 2024, placing them 4th in the nation for counties with a population over 100,000. Unemployment was 2.5% in November of 2023 according to BLS. The population is highly educated, with an expected 63.9% of residents over 25 years of age holding at least a bachelor’s degree as of 2024. Major companies headquartered in the county, which are also major employers, include Capital One Financial, DXC Technology, Gannett, General Dynamics, Hilton Hotels, Leidos, Sallie Mae and Inova Health Systems. The county is also home to several federal entities including the Central Intelligence Agency, Fort Belvoir and a major facility of the Smithsonian Institution.

Arlington County, Virginia, has an estimated population of 239,054 as of 2024. The county is made up of 26 square miles and is situated just west of Washington, D.C., directly across the Potomac River. There are approximately 109,463 households with an estimated median household income of $134,727 for 2024, placing it 7th in the nation for counties with a population over 100,000. Significant private sector employers include Amazon, Deloitte, Lockheed Martin, Virginia Hospital Center and Marriott International, Inc. The unemployment rate was just 2.2% in November of 2023. This is one of the lowest unemployment rates in the state of Virginia and compares very favorably to the U.S. rate of 3.5%. The population is highly educated, with an expected 76.3% of residents over 25 years of age holding at least a bachelor’s degree in 2024.

Alexandria, Virginia is a city with an estimated population of 157,427 as of 2024. The city is made up of just over 15 square miles and sits on the west bank of the Potomac River just south of Arlington, Virginia. There are approximately 74,047 households with an estimated median household income of $109,357 as of 2024. The unemployment rate was 2.4% at November of 2023 according to BLS. The population is highly educated, with an expected 65.2% of residents over 25 years of age holding at least a bachelor’s degree as of 2024.

Loudoun County, Virginia covers about 520 square miles of land 25 miles northwest of Washington, D.C. and boasts an estimated population of 442,613 as of 2024. The estimated median household income in 2024, according to Economic Census data, is $165,244, which is more than twice the national median household income of $75,874 and highest of any county in the nation (regardless of population). There are approximately 143,652 households in Loudoun County. The unemployment rate was 2.6% at November of 2023 according to BLS. The population is highly educated, with an expected 64.3% of residents over 25 years of age holding at least a bachelor’s degree as of 2024. The major private employers in the county include United Airlines, Inc., Raytheon Company, Loudoun Hospital Center and Swissport U.S.A., Inc. The county is also home to public sector employees such as the Loudoun County Schools, County of Loudoun, U.S. Department of Homeland Security and the Postal Service.

Effective July 1, 2015, the Bank entered into a multi-faceted support agreement with George Mason University ("George Mason"), the Commonwealth of Virginia’s largest public research university. The agreement provides for significant educational support, and a strategic alliance including the Bank obtaining the naming rights to a multi-purpose sports and entertainment venue formerly known as the Patriot Center, now known as "EagleBank Arena" in Fairfax, Virginia for up to a 20-year term. Under the agreement, the Bank pays George Mason an annual fee to be used for scholarships, internships, overall educational and athletic support and beautification efforts.
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
The Bank’s most direct competition for deposits comes from large and regional banks based outside the Washington D.C. market area, all of which have substantially greater financial resources than the Bank. Among the advantages that many of these large institutions have over the Bank are their ability to finance extensive advertising campaigns, maintain extensive branch networks, make larger technology investments and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. In addition, following the banking sector stress of March 2023, some large banks had advantages in sourcing deposits due to the perceived stability of larger banks.

The Bank faces direct competition for loans from each of these institutions described above as well as from on-line lenders and other loan origination firms. Further, the greater capitalization of the larger institutions headquartered out-of-state allows for higher lending limits than the Bank, although we believe the Bank’s current lending limit is sufficient for our business and able to accommodate the credit needs of most businesses in the Washington D.C. metropolitan area, which distinguishes it from most community banks in the market area. Some of these competitors have other advantages, such as tax exemption in the case of credit unions and, to some extent, lesser regulation in the case of finance companies and many nontraditional competitors.
As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted in July 2010, regulation of all financial firms was heightened, although new legislation in 2018 did amend some of the prior law, prompting some de novo activity but mostly driving further consolidation. Under current law, unlimited interstate de novo branching is available to all state and federally chartered banks. As a result, institutions, which previously were ineligible to establish de novo branches in the Bank’s market area, may elect to do so.
HUMAN CAPITAL RESOURCES AND MANAGEMENT
Human Capital:

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

The Board oversees the strategic management of our human capital resources. The Human Resources Department’s day-to-day responsibility is managing our human capital resources.

Talent Acquisition and Retention:

As of December 31, 2023, we employed 452 full and part time employees across our 17 locations, which includes our branch offices, corporate offices and lending and other operating facilities. During 2023, we hired 89 employees and also implemented a reduction-in-force early in the third quarter of 2023 as part of its expense-saving initiatives. Our voluntary turnover rate was 12%, 17% and 16%, respectively in 2023, 2022 and 2021. None of our employees are represented by a union or subject to a collective bargaining agreement.

Diversity and Inclusion:

We strive toward a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting and valuing the differences among people. To accomplish this, we have established a Diversity & Inclusion Advisory Council made up of 18 employee representatives.

Women represented 57% of EagleBank’s employees and racial and ethnic minorities represented 65% of EagleBank’s employees as of December 31, 2023. In 2023, 81% of our hires were from diverse groups, including women, racial and ethnic minorities, veterans and people with disabilities.

Compensation and Benefits:

We provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution, healthcare and insurance benefits, health savings accounts, flexible spending accounts, vacation and sick leave, family leave and an employee assistance program.

We provide pay levels and pay opportunities that are designed to be internally fair, externally competitive and cost-effective. To determine competitive market compensation levels, we use market surveys that report salary data of companies with similar positions, asset size and geographical location. To further align base pay with experience and individual performance, we annually review our salary structure and ranges to keep pace with changes in the marketplace. With the support of independent third-party experts in this field, we review the compensation of employees and conduct a pay equity analysis as part of our efforts to ensure consistent pay practices.

Employee Engagement:

We regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. In our last employee survey, conducted in 2023, nearly 72% of employees participated. We host periodic all-employee conference calls to disseminate information and to respond to employee questions.

Learning and Development:

We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that is designed to empower, intellectually grow and professionally develop our colleagues. Our employees receive continuing education courses that are relevant to the banking industry and their job function. We also offer leadership and customer service training. These resources help to provide employees with the skills they need to achieve their career goals, build management skills and become leaders within our Company. Employees have access to more than 5,000 on-demand learning solutions to help them learn new skills and advance in their career as well as certificate programs built around specific job roles. We also provide tuition reimbursement to help employees develop their skills and enhance their performance.
REGULATION
Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or may affect us. This summary is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Supervision, regulation, and examination of the Company by the regulatory agencies are intended primarily for the protection of depositors and the Deposit Insurance Fund ("DIF"), rather than our shareholders or other investors.
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
The Gramm Leach-Bliley Act of 1999 ("GLB Act") allows a bank holding company satisfying criteria related to its and its bank subsidiaries' status as well capitalized and well managed and the bank's under the Community Reinvestment Act to certify its status as a financial holding company, which would allow such company to engage in activities that are financial in nature, that are incidental to such activities or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities and engaging in merchant banking under certain restrictions. It also authorizes the FRB to determine by regulation what other activities are financial in nature or incidental or complementary thereto. The Company has not elected financial holding company status.
Federal Reserve policy and regulation and the Federal Deposit Insurance Act ("FDIA") require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. As a result of a bank holding company's source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinated capital or other instruments which qualify as capital under bank regulatory rules, including at times that the bank holding company might otherwise determine not to provide support. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the Bank. If a bank holding company commits to a U.S. federal banking agency that it will maintain the capital of its bank subsidiary, whether in response to the source-of-strength authority or other regulatory measures, that commitment will be assumed by the bankruptcy trustee for the bank holding company if it commences bankruptcy proceedings, and the bank will be entitled to priority payment in respect of that commitment, ahead of other creditors of the bank holding company. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, each of the bank holding company's subsidiary FDIC-insured depository institutions is responsible for losses to the FDIC as a result of an affiliated depository institution's failure.

Share Repurchases. A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of its own then outstanding common stock if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or would violate any law, regulation, FRB order or directive or any condition imposed by, or written agreement with, the FRB. The FRB has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions. In addition, in certain circumstances a bank holding company’s repurchases of its common stock are subject to prior notice or supervisory non-objection under policies or supervisory expectations of the FRB. Redemptions of equity in the form of preferred stock are generally subject to a prior approval requirement, and the capital conservation buffer requirement can also restrict the Company’s ability to engage in repurchases of its regulatory capital instruments as described below under “Capital Adequacy.”

As a Maryland corporation, the Company is subject to additional requirements, limitations and restrictions. For example, state law restrictions include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, minutes, borrowing and the observance of corporate formalities.
The Bank. The Bank is a Maryland chartered commercial bank and a member of the Federal Reserve and a state member bank, whose accounts are insured by the Deposit Insurance Fund ("DIF") of the FDIC up to the maximum legal limits of the FDIC. The Bank is subject to regulation, supervision and regular examination by the State of Maryland Office of Financial Regulation and the FRB. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the DIF and not for the purpose of protecting shareholders or other investors.
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
Brokered Deposits. A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Deposit brokers may attract deposits from individuals and companies throughout the United States and internationally whose deposit decisions are based primarily on obtaining the highest interest rates. Certain reciprocal deposits of up to the lesser of $5 billion or 20% of an institution’s deposits are excluded from the definition of brokered deposits, where the institution is "well-capitalized" and has a composite rating of 1 or 2. As of December 31, 2023, brokered deposits represented approximately 29% of our total deposits. In addition, banks that become less than "well-capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits, and less than "well capitalized" banks also are subject to the interest rate restrictions on deposits.

Bank Secrecy Act. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act," financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect and prevent the use of the United States financial system for money laundering and terrorist financing activities. The Bank Secrecy Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Bank Secrecy Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.
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
Capital Adequacy. The FRB and the other federal banking agencies have adopted risk-based and leverage capital adequacy requirements, pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements assign different capital requirements to various classes of assets and off-balance sheet items based on standardized supervisory measures of risk. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.
The federal banking agencies have adopted rules, referred to as the Basel III Rules, to implement the framework for strengthening international capital and liquidity regulation adopted by the Basel Committee on Banking Supervision, or Basel III. The Basel III framework, among other things, (i) introduced the concept of common equity tier one capital ("CET1"); (ii) required that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; (iii)

expanded the scope of the adjustments to capital that may be made as compared to prior regulations; and (iv) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements. Under the Basel III Rules, repurchase or redemption of Additional Tier 1 and Tier 2 capital instruments requires prior approval of the appropriate federal banking agency, which in our case is the FRB for both the Company and the Bank. Prior approval to repurchase or redeem CET1 instruments is only required under the Basel III Rules to the extent that a separate legal or regulatory requirement for prior approval applies, such as the restrictions described under “Share Repurchases” above.
The Basel III Rules require institutions to maintain: (i) a minimum ratio of CET1 to risk-weighted assets of 4.5% plus a “capital conservation buffer” of 2.5% for an overall effective requirement of 7.0%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0% plus the capital conservation buffer for an overall effective requirement of 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of 8.0% plus the capital conservation buffer for an overall effective requirement of 10.5%; and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average of the month-end ratios each month during a calendar quarter).
Banking institutions with a risk-based ratio above the minimum but below the capital conservation buffer face constraints on their ability to pay dividends, effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall, and the institution's "eligible retained income" (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income, and (ii) average net income over the preceding four quarters).
The Basel III Rules provide for the manner of calculating risk-weighted assets, including the recognition of credit risk mitigation, such as financial collateral and a range of eligible guarantors. As discussed below, the Basel III Rules also integrate the capital requirements into the prompt corrective action provisions under Section 38 of the FDIA.
The capital ratios described above are the minimum levels that the federal banking agencies expect. Our state and federal regulators have the discretion to require us to maintain higher capital levels based upon our concentrations of loans, the risk of our lending or other activities, the performance of our loan and investment portfolios and other factors. Failure to maintain such higher capital in accordance with supervisory expectations could result in a lower composite regulatory rating, which would impact our deposit insurance premiums and could affect our ability to borrow and costs of borrowing and could result in additional or more severe enforcement actions. In respect of institutions with high concentrations of loans in areas deemed to be higher risk, or during periods of significant economic stress, regulators may require an institution to maintain a higher level of capital and/or to maintain more stringent risk management measures than those required by these regulations.
In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as "Basel III Endgame." On July 27, 2023, the federal banking regulators proposed revisions to the Basel III Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Rules. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to the Company or the Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements.

In 2016, the Financial Accounting Standards Board ("FASB") issued the current expected credit losses model ("CECL"), which became applicable to us on January 1, 2020. CECL required financial institutions to estimate and establish a provision for expected credit losses over the lifetime of the asset, at the origination or the date of acquisition of the asset, as opposed to reserving for incurred or probable losses through the balance sheet date. Upon implementation, an institution recognized a one-time cumulative effect adjustment to the allowance for credit losses ("ACL"). The federal banking regulators have adopted a rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting CECL. In response to the COVID-19 pandemic, the federal banking regulators issued a final rule in March 2020 that provided banking organizations with an alternative option to temporarily delay for two years the estimated impact of the adoption of the CECL methodology on regulatory capital, followed by the three-year phase-in period. The cumulative amount that is not recognized in regulatory capital will be phased in at 25% per year beginning January 1, 2022. We have elected to adopt the option provided in the March 2020 interim final rule.

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
The Economic Growth, Regulatory Relief, and Consumer Protection Act ("2018 Act") includes provisions revising Dodd-Frank Act provisions, that among other things: (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) exempt certain transactions valued at less than $400,000 in rural areas from appraisal requirements; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the expanded data disclosures required under the Home Mortgage Disclosure Act ("HMDA"); (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TILA-RESPA Integrated Disclosure applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use; (vi) revise treatment of high volatility CRE ("HVCRE") exposures; and (vii) create the simplified Community Bank Leverage Capital Ratio. The 2018 Act also exempts community banks from the Volcker Rule if they have less than $10 billion in total consolidated assets. The 2018 Act also adds certain protections for consumers, including veterans and active duty military personnel, expands credit freezes and calls for the creation of an identity theft protection database.

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
As an institution with over $10 billion in total consolidated assets, the Bank became subject to increased regulation and supervision by the FRB and the FDIC in 2022. As of December 31, 2023, our total assets were $11.7 billion. Therefore, the Bank is subject to ongoing (rather than periodic) supervision, targeted examinations, more frequent loan portfolio reviews and other enhanced supervision. In particular, the FRB and the FDIC focus on the soundness of the Bank’s risk management framework and capabilities, given the greater complexity and impact of the Bank’s risks as a larger institution. The Bank is also required to provide information to the CFPB on a quarterly basis, and is subject to periodic examinations by the CFPB focused on compliance with consumer laws and regulations, as a banking organization over $10 billion in total assets. The changes resulting from the Dodd-Frank Act and CFPB rule making and enforcement policies may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require us to change our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

The CFPB has engaged in a number of rulemakings related to residential mortgage transactions. The CFPB has issued rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB has also issued rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans and rules which, among other things, expand the scope of information lenders must report in connection with mortgage and other housing-related loan applications under HMDA. These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry. Because the Company ceased originating residential real estate mortgage loans and completed residual origination and sales activities during the year ended December 31, 2023, these rules generally do not have a significant effect on the Company’s operations.
On October 19, 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with at least $850 million and less than $50 billion in total assets, compliance with the proposed rule’s requirements would be required approximately two and a half years after adoption of the final rule.

On January 17, 2024, the CFPB proposed significant reforms to the regulatory framework governing overdraft practices applicable to banks such as the Bank that have more than $10 billion in assets. The proposed rule would modify or eliminate several long-standing exclusions from requirements generally applicable to consumer credit that previously exempted certain overdraft practices. The proposal would also generally require banks to restructure many overdraft fees, overdraft lines of credit, and other overdraft practices as separate consumer credit accounts that would be subject to those requirements. These changes to the regulatory framework could result in the Bank, among other things, facing higher compliance costs in charging overdraft fees, experiencing a decreased ability to recover amounts extended as overdraft protection, reducing the availability of overdraft protection, and/or charging lower overdraft fees.

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
Financial Privacy and Cybersecurity. Under the Federal Right to Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, financial institutions are required to disclose their policies for collecting and protecting confidential information. Consumers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.
The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyberattack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyberattack. The Bank has adopted an information security program that has been approved by the Board and reviewed by its regulators.

In November 2021, the federal bank regulatory agencies issued a final rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company, such as the Company, and a state member bank, such as the Bank, would be required to notify the Federal Reserve within 36 hours of any incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or pose a threat to the financial stability of the United States.

In July 2023, the SEC issued a final rule that requires registrants, such as the Company, to (i) report material cybersecurity incidents on Form 8-K within four business days of their being deemed material, (ii) disclose cybersecurity policies and procedures and governance practices, including at the board and management levels, in Form 10-K and (iii) present the disclosures in inline XBRL.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. The Bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the Bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements. In October 2023, the OCC, the Federal Reserve and the FDIC jointly issued a final rule to modernize the federal bank regulators’ regulations implementing the CRA. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as the Bank. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.

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
Additionally, the federal bank regulatory agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. As of December 31, 2023, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 350.4% of consolidated risk based capital; however, growth in that segment over the past 36 months at 7.0% did not exceed the 50% threshold laid out in the regulatory guidance. Construction, land and land development loans represented 77.52% of consolidated risk based capital as of December 31, 2023. Institutions, which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

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
On November 16, 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the deposit insurance fund (“DIF”) resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an insured depository institution reported in its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. Because the Bank had $4.4 billion in estimated uninsured deposits at December 31, 2022, the special assessment will not affect the Bank.

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
Incentive Compensation. The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Under Federal Reserve guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In 2016, the U.S. financial regulators, including the FRB and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including the Company and the Bank), but these proposed rules have not been finalized.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to require policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financials. NASDAQ’s listing standards pursuant to the SEC’s rule became effective October 2, 2023. The Company’s clawback policy adopted in accordance with these listing standards is included as Exhibit 97.1.

Climate-Related and ESG Developments. In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. For example, on March 21, 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including the Company, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers.

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
RISKS RELATED TO OUR BUSINESS AND ECONOMIC CONDITIONS
Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies and economic conditions. These factors could have a material adverse effect on our earnings, net interest margin, financial condition, rate of growth, liquidity levels, and stock price.

General economic, political, social and health conditions affect financial markets, and therefore, our business. Fiscal and monetary policies have a direct and indirect impact on the level and volatility of interest rates, liquidity of financial markets, the availability and cost of capital, and market conditions of financing. As the economy has experienced higher levels of inflation, interest rates have increased due to central banks’ efforts to manage inflation through monetary policy.

Financial markets and the banking industry are affected by economic growth and its sustainability. Changes in economic growth may result in unexpected changes in gross domestic product ("GDP"), fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of financial markets and the availability and cost of capital and credit. Potential federal government shutdowns, and developments related to the U.S. federal debt ceiling may also have an economic impact. Increased market volatility and changes in financial or capital market conditions may be further impacted by energy prices, commercial property values, residential property values, consumer spending, bankruptcies, employment levels, labor shortages, wage inflation, and supply chain disruptions.

A significant portion of our loan portfolio consists of loans secured by commercial properties, the adverse performance of which could impact the credit quality of the loan portfolio and result in a negative impact to our financial condition or results of operations.

Economic weaknesses, sustained elevated inflation, challenging business conditions, the implementation of hybrid work arrangements and other changes in business operating practices, market disruptions, adverse economic or market events, rising interest or capitalization rates, declining asset prices, greater volatility in areas where we have concentrated credit risk or deterioration in real estate values or household incomes may cause us to experience a decrease in cash flow and higher credit losses in our portfolios or cause us to write down the value of certain assets. Certain adverse consequences of the pandemic, including lower office occupancy rates, continue to materially affect the businesses of certain segments of our customer base and of their customers, which impacts their creditworthiness, their ability to pay amounts owed to us and our ability to collect those amounts.

We may also experience continued and long-term negative impacts to our commercial credit exposure and an increase in credit losses within those industries, such as commercial real estate, that may be impacted by changes in consumer preferences or office occupancy rates. A large portion of our loan portfolio is related to real estate, with 80% consisting of commercial real estate and real estate construction secured by commercial real estate. As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for loan losses and write down or charge off credit relationships, any of which would negatively impact our results of operations. In addition, market upheavals are likely to affect the value of real estate and commercial assets. As a result, in the event of foreclosure, it is possible that we will be unable to sell the foreclosed property at a price that will allow us to recoup a significant portion of the delinquent loan.

A significant number of our commercial real estate loans are secured by office properties. The COVID-19 pandemic has led to significant changes in working arrangements that have impacted and could continue to impact the performance of some of the office properties within our commercial real estate portfolio. Hybrid work arrangements, flexible work schedules, open workplaces and teleconferencing have become increasingly common. These practices enable businesses to reduce their office space requirements. A continuation of the movement towards these practices over time could continue to erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our borrowers, the office properties securing their loans, and our ability to collect the amounts owed to us.

Our calculation of our ACL relies on estimates and assumptions, resulting in the risk that our calculated ACL may not cover actual future credit losses, which could result in an adverse effect on our business, financial condition, and results of operations.

We use a credit reserving methodology known as the CECL methodology. The provision for credit losses represents management’s estimate of expected credit losses on our portfolio and is recorded in the ACL on our loan portfolio. Management utilizes a variety of inputs in the calculation of its estimate, including historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and our internal loan processes. Our use of third-party service provider provided historical loss data in the calculation of our CECL provision may not approximate our own historical loss data.

Our ability to accurately forecast future losses under this methodology may be impaired by significant uncertainties:
•Uncertainties surrounding rapid increases in inflation and interest rates, which have disrupted financial markets and adversely affected commercial real estate and other sectors in the economy.
•Uncertainties related to the identification of the appropriate economic indicators.
•Uncertainties related to the data utilized to build models and draw assumptions.
•Uncertainties and limitations related to the different sources of data: internal data, peer data, market data, macroeconomic data, geopolitical data, etc.
•Uncertainties related to the need to make difficult and complex judgments that are often interrelated.

Additionally, the condition of our loan portfolio’s credit quality is factored into the calculation of our CECL estimate. Our ability to accurately forecast and react to future losses may be impaired by significant uncertainties which could result in loan losses and other exposures which could exceed our allowance. Furthermore, if the models, estimates and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers prove inaccurate in predicting future events, the result may also be losses in excess of our CECL provision. As economic conditions change, we may have to increase our allowance, which could adversely affect our results of operations, earnings, and financial condition.

We are subject to operational risks in connection with our employees and our technology that may adversely impact our business.

Risk to our operations is inherent in our business. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. Operational risks that may have an adverse effect on our operations, include (i) risks related to our work productivity; (ii) increased spending on our business continuity efforts; (iii) increased strain on certain risk management practices, including, but not limited to, the effectiveness and accuracy of our models, given the potential lack of data inputs and comparable precedent; (iv) risks related to the effectiveness of our anti-money laundering and other compliance programs; (v) increased cybersecurity risk due to the current hybrid work model in which certain employees split time between working at the office and working remotely, as a result of the technology in the employees’ homes which may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices; and (vi) risks related to our efforts to provide banking services through digital channels. Increased cyber risks in this context may include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of sensitive, confidential, personal or proprietary information and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers. The Company may also experience an increase in attempts at fraudulent activity, such as check fraud, as nefarious individuals try to exploit the weaknesses under the current hybrid working environment.

Our reliance on external service providers exposes us to operational risk in connection with labor shortages, supply chain disruptions and other factors that could adversely impact our business.

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

Our inability to generate liquidity in a timely manner may adversely impact our ability to satisfy obligations associated with our financing, our operations and other components of our business.

Timely access to liquidity is essential to our business, and being able to meet obligations as they come due and pay deposits when they are withdrawn is critical to ongoing operations. If we are unable to meet our payment obligations on a daily basis, we may be subject to being placed into receivership, regardless of our capital levels. Our primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and monetization of investment securities, cash provided by operating activities and new core deposits into the Bank. Our ability to obtain or liquidate these primary sources of liquidity may be impacted by adverse economic conditions resulting from dynamic, complex, and other foreseen and unforeseen inter-related factors and events in the economic environment. If we were to rely on sales proceeds from the sale of investment securities within our portfolio in order to satisfy our obligations, we may be adversely impacted by our ability to transact and settle such sales. Sales of investment securities in an unrealized loss position would negatively affect our earnings and regulatory capital. In addition, in order to monetize our “held-to-maturity” securities, we expect to rely on pledging those securities for secured funding, and our liquidity may be impaired if we are unable to timely pledge those or any other securities due to a lack of available funding, operational impediments or otherwise. Our industry is susceptible to the negative impact of limited access to short-term and/or long-term sources of funds, which could result in a liquidity shortfall and/or impact our liquidity coverage ratio and could have an adverse effect on our operations, financial condition and earnings.

Our inability to access sources of financing at terms that are favorable to us may result in an adverse effect on our business, financial condition, and results of operations.

Our liquidity could be adversely affected by any inability to access the debt or equity capital markets, liquidity or volatility in those capital markets, the decrease in value of eligible collateral or increased collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns or changes in regulations. Additionally, our liquidity may be negatively impacted by the unwillingness or inability of the Federal Reserve to act as lender of last resort.

Our ability to raise additional financing depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities and on our financial condition and performance. Accordingly, we may be unable to raise additional financing if needed or on acceptable terms.

We face competition in the deposit markets and have experienced, and in the future may experience, a significant outflow in our customer deposit accounts, the impact of which required us, and may in the future require us, to find alternative sources of financing, including brokered deposits and other borrowings, in order to fund our financing commitments and operating activities.

We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits, and must rely on more expensive sources of funding. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive other investment opportunities, such as stocks, bonds, or money market mutual funds, as providing a better risk/return tradeoff. When customers move money out of bank deposits and into other investments, we may lose a relatively low-cost source of funds, increasing our funding costs and negatively affecting our business, liquidity, funding mix, results of operations or financial condition.Adverse changes in the real estate market in our market area could also have an adverse effect on our cost of funds and net interest margin, as we have a significant amount of noninterest bearing deposits related to real estate sales and development.

During 2023, total deposits increased by $94.9 million. The increase was primarily attributable to $1.4 billion in time deposits, which was partially offset by a $871.7 million reduction in demand deposit accounts, a $140.8 million reduction in interest bearing accounts, and a $326.7 million reduction in savings and money market accounts as a result of an increase of disintermediation driven primarily by an increase in interest rates. The growth in interest bearing deposits was driven by the increased utilization of brokered deposits, particularly brokered time deposits, during the year ended December 31, 2023. During the year ended December 31, 2023, brokered time deposits increased by approximately $998.0 million, while other interest-bearing brokered deposits decreased by approximately $977.6 million.

The impact of the reduction in noninterest bearing deposits and increase in interest-bearing deposits during 2023 increased our interest expense and had a negative impact on our results of operations. Such activity, if it were to occur again in the future, may have a further negative impact on our financial condition and our results of operations. Brokered deposits or other sources of financing, such as FHLB borrowings and repurchase agreements have historically been, and may in the future be, available only at higher financing costs. Generally, these alternative sources of financing may not be as stable as other types of deposits, or may be associated with higher levels of risk. An inability to maintain or replace customer and brokered deposits as they mature could negatively affect our liquidity, which could significantly reduce our future growth or materially adversely affect our business and our results of operations. If brokered deposits become more difficult to access, we may have to seek alternative funding sources, including accessing borrowings or selling loans or investment securities, in order to continue to fund our growth. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our growth. The migration from one financing source to another financing source may negatively impact our ability to execute investment transactions. The lack of availability of sufficient brokered deposits may have a material adverse effect on our business, financial condition and results of operations.

Our outstanding deposits with balances in excess of maximum FDIC insurance coverage limits may be more likely to be withdrawn or transferred to other financing sources with a higher costs to us, which could adversely impact our business, our financial condition, our results of operations, our liquidity and our funding mix.

At December 31, 2023, we had approximately $2.8 billion of deposits, or 31% of our total deposits, in excess of the maximum FDIC insurance coverage limits. Deposits make up a significant source of financing for our investment strategy and funding for our operations. Customers who have uninsured deposits with us could present a heightened risk of withdrawal. Additionally, clients could elect to use other non-deposit funding products, such as repurchase agreements, that may require us to pay higher interest and to provide securities as collateral for our repurchase obligation. If a significant portion of our deposits were withdrawn, as happened in 2023 and could happen again, we may need to rely more heavily on more expensive borrowings and other sources of funding to fund our business and meet withdrawal demands, adversely affecting our net interest margin. The occurrence of any of these events could materially and adversely affect our business, liquidity, funding mix, results of operations or financial condition.

If we are unable to continue funding our assets through customer deposits or access capital markets on favorable terms or if we suffer an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our liquidity, net interest margin, financial results and condition may be materially adversely affected. In order to maintain appropriate levels of liquidity, we may need to, or be required to raise additional capital through the issuance of common stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate our common stock dividend to preserve capital or to raise additional capital.

The 2023 failures of Silicon Valley Bank ("SVB"), Signature Bank and First Republic have resulted and may continue to result in increased regulatory and supervisory focus on liquidity risk management, including with respect to uninsured deposits. Meeting supervisory expectations or any new regulatory requirements relating to liquidity risk management generally or uninsured deposits in particular could require us to seek to change our funding sources or the size and composition of our balance sheet, to incur higher expenses or to make other changes that adversely affect our net interest income and net interest margin.

Our inability to comply with capital and other regulatory requirements would have an adverse impact on our business, financial condition, and results of operations.

The banking industry is highly regulated and supervised under federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking industry as a whole, or the FDIC deposit insurance fund (“DIF”). The Company and Bank are subject to regulation and supervision by the Federal Reserve and the FDIC, as well as our state regulator. We are subject to U.S. regulatory capital rules, and banking regulators have broad authority to determine whether we are operating in safe and sound manner, including with respect to liquidity risk management and asset quality. We may need to raise additional financing in the future to provide sufficient funding to meet our commitments and business needs. In conjunction with any changes to our capital, we must meet certain regulatory capital requirements and maintain sufficient liquidity, including the requirement that we maintain our status as a well-capitalized institution. Additionally, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or change the size or composition of our balance sheet. If we fail to maintain capital to meet regulatory requirements, our regulators may place restrictions on our activities or impose penalties, which would adversely affect our liquidity, business, financial condition and results of operations. In addition, a variety of adverse consequences could result if the Federal Reserve determines that we have not met supervisory expectations regarding capital planning and liquidity risk management. Such consequences could include ratings downgrades, ongoing heightened supervisory scrutiny, expenses associated with remediation activities, and potentially an enforcement action.

If we are unable to maintain sufficient regulatory capital levels, we may be unable to achieve desired performance, which may result in an inability to provide returns to our shareholders.

Our ability to fund our operations, to continue growing and to return capital to our shareholders depends in part on our ability to maintain regulatory capital levels above minimum requirements plus buffers. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, if we grow faster than expected or if our capital position and capital planning do not meet supervisory expectations, we may need to obtain additional capital sooner than expected or we may be required to reduce our level of assets or reduce or suspend dividends or stock repurchases (if restarted) or refrain from pursuing growth opportunities we may otherwise consider attractive. Under those circumstances net income and our growth prospects may be adversely affected.

Our investment securities are subject to market risk and credit risk that may have an adverse impact on our financial condition and results of operations.

Our investment securities portfolio is classified as either “available-for-sale” securities, which are marked to market on a recurring basis and recorded at fair value with unrealized gains or losses reported in accumulated other comprehensive income, or “held-to-maturity” securities, which are recorded at amortized cost less any associated ACL. In pricing the investment securities available-for-sale portfolio, a variety of factors beyond our control may significantly influence the fair values of these securities. These factors include, but are not limited to, market conditions, instability in the credit markets, rating agency downgrades of the securities, lack of market pricing of the securities, defaults of the issuers of the securities and issuer impairments. Conditions within the market or with the security may result in unrealized losses that may have a negative impact on our financial condition. If such losses were realized in a sales transaction, that may have a negative impact on our results of operations and our regulatory capital ratios.

Our investment securities portfolio as a whole is exposed to credit risk associated with rating agency downgrades and defaults or impairments of the issuers of those securities. We measure expected credit losses on our investment securities portfolio through our CECL estimate. Increases to the provision for credit losses would have a negative impact on our results of operations and regulatory capital ratios. Additionally, an insufficient CECL provision may result in additional losses that would also have an adverse impact on our results of operations. The investment securities portfolio’s performance, including the existence of unrealized and unrecognized losses in the portfolio, also may create reputational risk for us, particularly in conjunction with the conditions of the banking industry generally, that could result in deposit outflows or reduced access to funding, or negatively impact our ability to attract and retain prospective customers.

Damage to our reputation, including as a result of actual or alleged conduct or public opinion of the financial services industry generally could harm our operations, including our liquidity, competitive position and business prospects.

Reputation risk, or the risk to our business, liquidity, funding mix, earnings and financial capital from negative public opinion, adverse publicity or negative information is inherent in our business and has increased substantially due to the interconnected global network which facilitates instant access and instantaneous transmission and communication of information, which may include misinformation, of actual or alleged conduct related to any number of activities or circumstances by the Bank, our directors, our officers, our employees and/or third parties. Our reputation may be harmed by our actual or perceived practices and disclosures and those of our customers and third parties. The speed and pervasiveness with which information can be disseminated through digital channels, in particular social media, could magnify risks relating to negative publicity.

Risks related to our reputation and the banking industry’s reputation have also increased due to increased volatility in the business environment and challenging economic conditions, as a result of fiscal and monetary policies, banking industry stresses, and sudden events whether within our control or not. In March 2023, SVB and Signature Bank, which had elevated concentrations of uninsured deposits, experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. The collapse of these banking institutions sparked a panic which resulted in many banks, including us, experiencing deposit outflows and changes in deposit composition. In addition, the rapid dissemination of negative information through social media, in part, is believed to have led to the collapse of SVB. SVB suffered a level of deposit withdrawals within a time period not previously experienced by a bank. We could also be subject to rapid deposit withdrawals or other outflows as a result of negative social media posts or other negative publicity.

Our ability to attract and retain customers is highly dependent upon the perceptions of current and prospective borrowers and deposit holders and other external perceptions of our products, services, trustworthiness, business practices, workplace culture, compliance practices or our financial health. Negative and adverse perceptions regarding our reputation and the banking industry’s reputation could lead to difficulties in generating and maintaining customers as well as in financing their needs, and difficulties maintaining appropriate liquidity levels and funding requirements.

Negative public opinion or damage to our brand could also result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance (including compliance with anti-money laundering statutes and regulations), security breaches or other cybersecurity incidents (including the use and protection of customer data), corporate governance, resolution of conflicts of interest and ethical issues, sales and marketing, and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers' and the public's heightened expectations of financial institutions with rigorous privacy, data protection, data security and compliance practices, and could further harm our reputation.

Negative perceptions regarding our ability to maintain the security of our technology systems and protect customer data or our compliance programs, could lead to decreases in the levels of deposits that customers and potential customers choose to maintain with us or significantly increase the costs of attracting and retaining customers. We also face an increased risk of litigation, governmental and regulatory scrutiny, and/or actions governmental authorities may take in response to those conditions.

If we do not respond appropriately to the current economic environment, or if customers or other stakeholders do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could materially adversely affect our business. All these factors may erode consumer and investor confidence levels, and/or increased volatility of financial markets, could impact and/or adversely affect our reputation and the banking industry’s reputation which could harm our operations, including our liquidity, competitive position and business prospects.

We may not be able to grow or manage competition.

We have grown in the past several years through organic growth. We intend to seek further growth in the level of our loans and deposits within our existing footprint in the Washington, D.C. metropolitan area. We cannot provide any assurance that we will be able to grow at acceptable risk levels and upon acceptable terms, or at all. Our ability to generate loan portfolio growth has been and may continue to be negatively impacted based on the adverse economic effects due to the increase in interest rates, rate of inflation, banking industry stresses and the heightened competition in the Bank’s market area. Even if economic conditions continue to improve in future quarters, there can be no assurance that we will be able to increase our total net loans in the short-term or long-term.

We may not be able to achieve meaningful growth in asset levels, loans or earnings in future years. Moreover, as our asset size, loan portfolio and earnings increase, it may become more difficult to maintain the levels and performance achieved and continue to grow in the future. Additionally, it may become more difficult to maintain or achieve improvements in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced to date. The inability to maintain or achieve growth of income or assets or deposits and increases in improvements of operating expenses or nonperforming assets may have an adverse impact on our results of operations, financial condition and the value of the common stock.

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

Management reviews and updates our systems of internal control and disclosure controls and procedures, as well as corporate governance policies and procedures, from time to time. Any system of controls is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations.

We may face risks with respect to future expansion or acquisition activity.

We are subject to comprehensive regulation under federal and state banking laws. These laws and regulations significantly affect and have the potential to restrict the scope of our existing businesses and limit our ability to pursue certain business opportunities, including the products and services we offer. We may seek to selectively expand our banking operations through limited de novo branching or opportunistic acquisition activities. We cannot be certain that any expansion activity, through de novo branching, acquisition of branches of another financial institution or a whole institution or the establishment or acquisition of nonbanking financial services companies, will prove profitable or will increase shareholder value.

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

A substantial portion of our loans are secured by commercial real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for commercial developments. At December 31, 2023, 82% of our loans were secured or partially secured by real estate, primarily commercial real estate. Of these loans, $1.1 billion, or 14% of portfolio loans, were land, land development and construction loans. An additional $1.5 billion, or 18% of portfolio loans, were commercial and industrial loans, which are generally not secured by real estate. At December 31, 2023, $949.0 million, or 12% of the total loan portfolio, comprised commercial real estate loans collateralized by office properties. The performance and repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and, as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market or in the general economic conditions in the Washington, D.C. metropolitan area, and in particular the area’s office property market, could increase the levels of nonperforming loans, which could have an adverse impact on our provision for credit losses, loan charge-offs and overall loan demand. In that event, we would likely experience higher losses or lower earnings. Additionally, if, for any reason, economic conditions in our market area deteriorate, commercial real estate values, in particular for offices, decline further, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

The loan portfolio contains a significant number of commercial and commercial real estate and construction loans with relatively large balances. The deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, an increase in loan charge-offs, and/or an increase in operating expenses which could have an adverse impact on our results of operations and financial condition.

Our concentration of large depositors may increase our liquidity risk and have an adverse effect on our results of operations.

While no single depositor represented more than 10% of total deposits at December 31, 2023, our ten largest depositors not associated with brokered pass-through relationships represented approximately 22% of total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of these depositors decides to change its relationship with us and to withdraw all or a significant portion of its deposits. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, including at potentially higher rates, which could negatively impact our net interest margin and have a material adverse effect on our business, financial condition, results of operations and growth prospects. If we are unable to source alternative sources of funding at attractive rates or at all, we could be required to sell or otherwise monetize securities from our investment securities portfolio, which could have similar adverse consequences.

Our financial condition, earnings and asset quality could be adversely affected if our consumer facing operations do not operate in compliance with applicable regulations.

While all aspects of our operations are subject to detailed and complex compliance regimes, those portions of our lending operations which most directly deal with consumers pose particular risks given the potential financial, reputational and regulatory consequences of failing to satisfy consumer compliance requirements. As a result, despite the education, compliance training, supervision and oversight we exercise in these areas, these compliance efforts could be unsuccessful or individual employees could engage in misconduct, potentially resulting in the Bank being strictly liable for restitution or damages to individual borrowers and subject to regulatory enforcement activity or damage to its reputation.

Changes in interest rates and other factors beyond our control could have an adverse impact on our financial performance and results.

Our liquidity, funding mix, competitive position, business, results of operations and financial condition depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest bearing assets and the interest rates we pay on interest bearing deposits and other liabilities. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or re-price more quickly than interest earning assets in a period, an increase in market rates of interest could reduce net interest income, possibly materially. Similarly, when interest earning assets mature or re-price more quickly than interest bearing liabilities, falling interest rates could reduce net interest income, possibly materially. Fluctuations in interest rates have a direct impact on our credit spreads and the cost of our funding. Changes in our credit spreads and funding costs are market driven and may be influenced by market perceptions of our creditworthiness, including changes in our credit ratings or changes in broader financial market and macroeconomic conditions. Changes to interest rates, our credit spreads and funding costs occur continuously and may be unpredictable and highly volatile. Developments affecting other banking institutions or the banking sector generally can also have a significant effect on our funding costs. We may also experience net interest margin compression as a result of offering higher than expected deposit rates in order to attract and maintain deposits.

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

The Company employs an earnings simulation model (immediate parallel shifts along the yield curve) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. As such, the Company's analysis, assuming a static balance sheet, decreases of approximately (0.4)% and (0.9)%, respectively, in projected net interest income and net income over a twelve month period resulting from an instantaneous 100 basis point increase in rates across the yield curve. Conversely, assuming a static balance sheet, we expect decreases of approximately 3.0% and 8.4%, respectively, in projected net interest income and net income over a twelve month period resulting from an instantaneous 100 basis point decrease in rates across the yield curve. In addition, if interest rates continue to rise or stay elevated, we may continue to experience deposit outflows. The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.

Fluctuations in inflation rates may also have a number of adverse effects on the Bank and the Company. For example, material increases in inflation rates would likely result in an increase in personnel and other operational costs and an increase in salary and wage expenses, which comprise the Bank’s most significant non-interest expense category. Long periods of high inflation also result in higher interest rates, which will increase the Bank’s deposit costs and overall cost of funds. Higher interest rates will also reduce the value of the Bank’s investment portfolio holdings, and if such reductions are significant, they may materially limit our ability to meet future liquidity shortfalls by selling investments without realizing substantial losses. Higher interest rates can also adversely affect the creditworthiness of the Bank’s borrowers, and the commercial real estate loan portfolio is particularly sensitive to a higher interest rate environment. These and other indirect impacts of inflation on the Bank and the Company could significantly adversely affect the Bank's and the Company's earnings and capital in both the short term and long term.

We may not be able to successfully compete with others for business.

We compete in a highly-competitive market for loans and deposit dollars with numerous regional and national banks, online divisions of out-of-market banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, private lenders and nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. Our profitability depends upon our continued ability to successfully compete with traditional and new financial services providers, some of which maintain a physical presence in our market areas and others of which maintain only a virtual presence. Many competitors have substantially greater resources than us, and some operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds and adversely affect our overall financial condition and earnings.

The Bank has developed and aims to continue to develop new customer relationships. Going forward, should competitive pressures increase, we are subject to the risk that we may not be able to retain the loans and deposits produced by these new relationships. There can be no assurance that our relationship banking model will enable us to keep a significant percentage of new relationships or continue to develop new relationships, that we would be able to maintain appropriate levels in the pricing, margins and asset quality or that we will be able to continue to grow.

Our customers and businesses in the Washington, D.C. metropolitan area in general may be adversely impacted as a result of changes in government spending or a government shutdown.

The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. While the Company does not have a significant level of loans to federal government contractors or their subcontractors, which as of December 31, 2023 was $267.4 million, or 3.4% of our loan portfolio, the impact of a shutdown of federal government operations, a decline in federal government spending, a reallocation of government spending to different industries or different areas of the country or a delay in payments to such contractors, whether as a result of a government shutdown or otherwise, could have a ripple effect and adversely affect our results of operations and financial condition, including asset quality, financial capital and liquidity levels.

Temporary layoffs, staffing freezes, salary reductions or furloughs of government employees or government contractors and other impacts from declining government spending, lapses in appropriations, or changes in fiscal appropriations could have adverse impacts on other businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area and may indirectly lead to a loss of revenues by the Company’s customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses. Accordingly, such potential federal government actions could lead to increases in past due loans, nonperforming loans, credit loss reserves and charge-offs and a decline in liquidity.

We rely upon independent appraisals to determine the value of the real estate that secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.

A significant portion of our loan portfolio consists of loans secured by real estate. We rely upon independent appraisers at the time of origination to estimate the value of such real estate. Appraisals are only estimates of value, and the soundness of those estimates may be affected by volatility in the real estate market or other changes in market conditions. In addition, the independent appraisers may make mistakes of fact or judgment, which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. For example, since 2020 and in light of the prevalence of hybrid work arrangements and associated lower occupancy rates, the value of commercial real estate secured by office properties has generally declined. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

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

Climate change can increase the likelihood of the occurrence and severity of natural disasters and can also result in longer-term shifts in climate patterns such as extreme heat, sea level rise, more frequent and prolonged drought, stronger and more frequent storms and other instances of extreme weather. Such significant climate change effects may negatively impact the Company’s geographic markets, disrupting the operations of the Company, our customers or third parties on which we rely. Damages to real estate underlying mortgage loans or real estate collateral and declines in economic conditions in geographic markets in which the Company’s customers operate may impact our customers’ ability to repay loans or maintain deposits due to climate change effects, which could increase our delinquency rates and average credit loss.

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

In light of macroeconomic factors, human capital management risks are an important component of the Company’s assessment of risk and its enterprise risk management system. Our ability to retain and grow loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers. If we were to experience difficulty recruiting successful bankers, or lose the services of any of our bankers to a new or existing competitor or otherwise, we may be unable to establish and retain valuable relationships and some of our customers or potential customers could choose to use the services of a competitor instead.

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

Our ability to pay a cash dividend on our common stock, to repurchase shares of our common stock or to pay interest on our subordinated debt will depend largely upon the ability of the Bank, the Company’s principal operating business, to declare and pay dividends to the Company. Payment of distributions on our securities will also depend upon the Bank’s earnings, financial condition and need for funds, as well as laws, regulations and governmental policies applicable to the Company and the Bank, which limit the amount of distributions that may be made. In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank each must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends and repurchasing shares. The payment of dividends in any period and the adoption or implementation of a share repurchase program do not mean that the Company will continue to pay dividends at the current level, or at all, or that it will repurchase any shares of common stock. Refer to “Regulation” under Item 1 and to “Market for Common Stock” under Item 5 for additional information.

We may issue additional equity securities or engage in other transactions that could affect the priority of our common stock, which may adversely affect the market price of our common stock.

In accordance with our Amended Articles of Incorporation, our Board may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings or the prices at which such offerings may be effected. Such offerings could be dilutive to common shareholders. Pursuant to our Amended Articles of Incorporation, the Company’s Board is authorized to issue up to one million shares of preferred stock, on such terms and with such powers, preferences, rights and provisions as it may determine and to divide the preferred stock into one or more classes or series. New investors, and particularly investors in any preferred stock the Company may issue from time to time, will therefore have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation of the Company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Also, additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Substantial regulatory limitations on changes of control and anti-takeover provisions of Maryland law may make it more difficult for shareholders to receive a change in control premium.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of the Company’s voting stock or obtaining the ability to control in any manner the election of a majority of its directors or otherwise direct the management or policies of the Company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Maryland law. Also, the Maryland General Corporation Law, as amended, contains several provisions that may make it more difficult for a third party to acquire control of the Company without the approval of its Board and may make it more difficult or expensive for a third party to acquire a majority of its outstanding common stock.

RISKS RELATED TO OUR LEGAL AND REGULATORY ENVIRONMENT

Our concentrations of loans may require us to maintain higher levels of capital.

Under guidance adopted by the federal banking agencies, banks that have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) are expected to maintain higher levels of risk management policies and processes and, potentially, higher levels of capital. We may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans.

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

Further, in litigation and regulatory matters, it is inherently difficult to determine whether any loss is probable or whether it is possible to estimate the amount of any reasonably possible loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual fine, penalty or other relief, conditions or restrictions, if any, may be, particularly for actions that are in their early stages of investigation. We may be required to pay fines or civil money penalties or make other payments in connection with certain of these issues. This uncertainty makes it difficult to estimate probable losses, which, in turn, can lead to substantial disparities between the reserves we may establish for such proceedings and the eventual settlements, fines or penalties. While the Company and Bank carry insurance to protect us from material outlays (excluding regulatory fees and penalties), such insurance may not always fully or even substantially cover such outlays. The Company maintains director and officer insurance policies (“D&O Insurance Policies”) that provide coverage for the legal defense costs. When the D&O Insurance Policies are exhausted, the Company is responsible for paying the defense costs associated with those investigations and litigations (to include unpaid receivables from the insurance carriers) for itself and on behalf of any current and former officers and directors entitled to indemnification from the Company. The Company has incurred and may incur in the future in connection with current ongoing and any potential future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company’s control. In the event such costs are significant, they could have a material adverse effect on our business, financial condition, results of operations and stock price.

Our operation in our regulatory environment, both current or updated as a result of new or updated laws or rules, may have an adverse impact on our business, our financial condition and our results of operations.

The banking industry is highly regulated and supervised under federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC DIF. The Company and Bank are subject to regulation and supervision by the Federal Reserve and the FDIC, as well as our state regulator. Compliance with these laws and regulations can be difficult and costly, and we may incur significant expenses to meet supervisory expenses or remediate supervisory findings. In addition, changes to laws and regulations can impose additional compliance costs. The laws and regulations applicable to the Company and Bank govern a variety of matters, including permissible types, amounts and terms of loans and investments they may make, the maximum interest rate that may be charged, the types of deposits that may be accepted and the rates that may be paid on such deposits, maintenance of adequate capital and liquidity, changes in control of the Company and Bank, transactions between the Bank and its affiliates, handling of nonpublic information, restrictions on distributions to shareholders through dividends or share repurchases, dividends and establishment of new offices. The Company’s and the Bank’s regulators have also provided guidance on supervisory expectations relating to risk management and numerous other aspects of our activities. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition and results of operations. Also, the burden imposed by those laws and regulations may place banks in general, including the Bank in particular, at a competitive disadvantage compared to our non-bank competitors. Our failure to comply with any applicable laws or regulations or regulatory policies and interpretations of such laws and regulations, or our failure to meet supervisory expectations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

Applicable federal and state laws, regulations, regulatory guidance, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes. Future changes may have a material adverse effect on our business, financial condition and results of operations. Federal regulatory agencies may adopt changes to their regulations, change the manner in which existing regulations are applied or develop more stringent expectations for the banks they supervise. We cannot predict the substance or effect of future legislation or regulation or the application of laws and regulations to us. Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase regulatory capital, to change the size or composition of our funding, loan portfolio or investment securities portfolio, or to limit our ability to pursue business opportunities.

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

Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.

The deposits of our bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments, determined in accordance with a defined calculation. The FDIC has imposed a special assessment to recover the losses to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. Increases in assessment rates or further special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third parties), as well as planning for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. We have incurred and expect to continue to incur costs in connection with our policies and procedures designed to ensure that our collection, use, transfer, storage and disposal of PII complies with all applicable laws and regulations. Furthermore, customers and other third parties may not have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means, which can expose us to risks and potential costs and liabilities. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties and could damage our reputation and otherwise adversely affect our operations, financial condition and results of operations.

RISKS RELATED TO ACCOUNTING AND TAXATION

Changes in the value of goodwill and intangible assets could reduce our earnings.

The Company accounts for goodwill and other intangible assets in accordance with generally accepted accounting principles (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually or upon the occurrence of a triggering event at the reporting unit level. Testing for impairment of goodwill involves the identification of the reporting unit and the estimation of fair value. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date. In addition, our stock has been trading below book value since this first quarter of 2023, which increases the risk of an interim quantitative goodwill impairment test and potential for a related impairment charge. Refer to “Critical Accounting Policies and Estimates—Goodwill” under Item 7 for additional information.

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

From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be operationally complex to implement and can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Any such changes could adversely affect the Company’s and Bank’s capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics.

RISKS RELATED TO THE USE OF TECHNOLOGY

Our operations, including our transactions with customers, are increasingly conducted via electronic means, and this has increased risks related to cybersecurity.

We are exposed to the risk of cyber-attacks in the normal course of business. In addition, we are exposed to cyber-attacks on vendors and merchants that affect us and our customers. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Despite our efforts to develop and implement policies and procedures to identify, protect, detect, respond and recover from the possible security breach of our information systems and cyber-fraud, we may not be able to anticipate, detect or implement effective protective measures against all cyber-attacks, including because the techniques used are increasingly sophisticated, change frequently and are often not recognized until launched. Cyber-attacks can originate from a variety of sources, including third parties affiliated with or sponsored by foreign governments or involved with organized crime or terrorist organizations. While we maintain insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. While we have not incurred any material losses related to cyber-attacks, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support our business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and reputational damage adversely affecting customer or investor confidence.

A breach or interruption of information security or cyber-related threats could negatively affect our business, financial condition or earnings.

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

The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision-making and regulatory compliance processes and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for credit loss measurement, portfolio stress testing, assessing capital adequacy and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlies them. We anticipate that model-derived insights will be used more widely in decision-making in the future. While these quantitative techniques and approaches are intended to improve our decision-making, they also create the possibility that faulty data, flawed quantitative approaches or poorly designed or implemented models could yield adverse or faulty outcomes and decisions, and could result in regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making, which could have a material adverse effect on our business, financial condition, results of operations and share price.

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
•Fluctuations in the stock price and operating results of our competitors, or the financial services industry;
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
▪Terrorism, and current or anticipated military conflicts and other geopolitical events;
▪Catastrophic events, including natural disasters, and public health crises.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 1C. CYBERSECURITY
As a publicly-traded financial institution, we are subject to various cybersecurity risks that could adversely affect our business, financial condition, results of operations and reputation, including, but not limited to, cyber-attacks against us or our service providers focused on gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. As described below, we have risk management and governance practices and processes designed to address these risks.

The Company has established an enterprise risk management framework that outlines the processes and procedures the Company uses to identify, assess, mitigate, and monitor the risks faced by the Company, including cybersecurity risk.

Within the overarching enterprise risk management framework, we have an information security program designed to preserve the confidentiality, integrity, and availability of information or data on our systems and those of our service providers, as documented in our information security policy.

Our information security program takes a risk-based approach to identifying and assessing the cybersecurity risks that exist within our business and information technology systems. The program addresses the roles and responsibilities of the Board, its committees and management.

The Board is responsible for the oversight of cybersecurity risk management, as well as the selection of a Chief Information Security Officer (“CISO”), the management official responsible for administering and executing the information security program. The Board’s Technology Oversight Committee (“TOC”) assists the Board in its oversight of the information security program. The TOC reviews information security metrics, oversees significant instances of non-compliance with the information security policy and monitors remediation of those instances, and reviews the appointment of the CISO for recommendation to the Board.

At the management level, the Enterprise Risk Management Committee (“ERMC”) is primarily responsible for cybersecurity risk management. As it pertains to the information security program, the ERMC assesses and monitors information security risks and approves the information security policy on at least an annual basis. Certain instances of non-compliance with the information security policy are escalated to the EMRC, which may further escalate to the TOC as appropriate. Once escalated to a committee, the committee is responsible for overseeing related remediation.

Our CISO is responsible for the overall administration and execution of the information security program and reports to our Chief Risk Officer (“CRO”). Our CISO has over thirty years of experience working in information security for a variety of companies and organizations, including multiple financial institutions. The CISO monitors the security of, among other things, systems, applications, tools, databases, computers, websites, cloud infrastructure, vendor tools, and user access systems. The CISO performs an annual information security risk assessment, which, among other things, documents inherent risk levels and controls in place to manage those risks. The information security risk assessment is presented to the Board annually.

We strive to minimize the occurrence of cybersecurity incidents and the risks resulting from such incidents. However, when a cybersecurity incident does occur, the Company has in place an incident response program to guide our assessment of and response to the incident. The CISO coordinates the Company’s response to a cybersecurity incident, including investigating, recording and evaluating any potential, suspected or confirmed incidents involving non-public customer information or Company confidential information.

On a regular basis, the CISO reports to the CRO information security risk issues, risk mitigation progress and developments, and information security enhancement initiatives. The CISO also reports the status of information security-related key risk indicators to the CRO. The CISO reports to the TOC monthly on information security developments and emerging risks, both in the industry and specific to the Company. The CISO and CRO report on the information security program to the TOC and the ERMC and review and propose updates to the information security policy to the ERMC.

The Company employs third parties in certain aspects of its information security and cybersecurity risk management. For example, we engage third parties to assess the information security risks related to new products, and we utilize third parties to conduct certain security operations and maintain certain information security infrastructure. We have adopted a Contract and Vendor Management Policy, which addresses the identification, measurement, monitoring, and management of our third-party service provider relationships, including those related to information security. The CISO assesses and monitors information risks posed by third parties and any non-compliance with the controls created to address such risks. With respect to cybersecurity incidents affecting our third party service providers, the CISO works with our service providers to understand and document any incidents, along with managing the impact to us and reporting such incidents to the CRO, ERMC, TOC, and, if applicable, the Board.

To date, we have not incurred any material losses related to cybersecurity incidents. However, the risk management and governance processes described above may not be sufficient to prevent cybersecurity incidents, and we could incur substantial costs and suffer other negative consequences from cybersecurity incidents. See “Part 1, Item IA. – Risk Factors” for more information on the cybersecurity risks facing the Company.

ITEM 2.    PROPERTIES
Our principal office is located in Bethesda, Maryland. All properties out of which the Company operates are leased properties. As of December 31, 2023, the Company and its subsidiaries operated out of 17 different locations (some of which have multiple leases); which include our principal corporate office, branch offices, lending centers and an operations center in Washington, D.C., Suburban Maryland and Northern Virginia metropolitan areas. Additional information with respect to premises and equipment is presented in Notes 5 and 6 to the Consolidated Financial Statements.
ITEM 3.    LEGAL PROCEEDINGS
As disclosed in Note 20 to the Consolidated Financial Statements, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, and the disclosure set forth in Note 20 relating to certain legal matters is incorporated herein by reference.

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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY
Market for Common Stock. The Company’s common stock is listed for trading on the Nasdaq Capital Market under the symbol “EGBN.” Over the year ended December 31, 2023, the average daily trading volume amounted to approximately 302,118 shares, an increase from approximately 167,619 shares over the year ended December 31, 2022. No assurance can be given that a more active trading market will develop or can be maintained. As of February 9, 2024, there were 29,928,977 shares of common stock outstanding, held by approximately 493 shareholders of record. Based on the most recent analysis, the Company believes beneficial shareholders number approximately 18,405. As of February 9, 2024, our directors and executive officers own approximately 3% of our outstanding shares of common stock.
Dividends. The Company pays a regular quarterly cash dividend. In 2023, the Company declared four cash dividends with an aggregate value of $1.80 per share, or $54.3 million.
The payment of a cash dividend on common stock will depend largely upon the ability of the Bank, the Company’s principal operating business, to declare and pay dividends to the Company. Payment of dividends on the common stock will also depend upon the Bank’s earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank. The payment of dividends in any period does not mean that the Company will continue to pay dividends at the current level, or at any other level.
Regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "Federal Reserve") and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2023 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.
The FRB has established requirements with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. The FRB has issued guidance regarding the situations in which a bank holding company should consider eliminating, reducing, or deferring its dividends, including if the net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; the prospective rate of earnings retention is not consistent with capital needs and the bank holding company’s overall current and prospective financial condition; or the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.
Issuer Repurchase of Common Stock. The Company did not repurchase any shares of its common stock during the fourth quarter of 2023. On December 13, 2022, the Company's Board of Directors authorized a share repurchase program (the "2023 Repurchase Program") that took effect starting January 2, 2023 and authorized the repurchase of 1,600,000 shares of common stock, or approximately 5% of the Company's outstanding shares of common stock. The Company fully utilized the 2023 Repurchase Program as of the second quarter of 2023.
See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for “Securities Authorized for Issuance Under Equity Compensation Plans.”

Stock Price Performance. The following table compares the cumulative total return on a hypothetical investment of $100 in the Company’s common stock from December 31, 2018 through December 31, 2023, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (U.S. Companies), S&P 500 Index and the KBW Regional Banking Index for the comparable period, including reinvestment of dividends. The KBW Regional Banking Index seeks to reflect the performance of publicly traded companies that do business as regional banks or thrifts listed on all U.S. stock markets.

Eagle Bancorp, Inc.

Total Return Performance
Eagle Bancorp, Inc.
Nasdaq Composite Index
S&P 500 Index
KBW Nasdaq Regional Banking Index
Index Value
300
250
200
150
100
50

	Years Ended December 31,
	2018	2019	2020	2021	2022	2023
Eagle Bancorp, Inc.	100.00	100.76	87.87	126.98	99.16	72.41
Nasdaq Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
KBW Nasdaq Regional Banking Index	100.00	123.81	113.03	154.45	143.75	143.17
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
We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report as that disclosure is included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on February 9, 2023. You can reference the discussion and analysis of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2022 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within that report.
Caution About Forward Looking Statements. This report contains forward looking statements. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and are typically identified with words such as “may,” “will,” “can,” “anticipates,” “believes,” “expects,” “plans,” "outlook," “estimates,” “potential,” “assume," "probable," "possible," "continue,” “should,” “could,” “would,” “strive," "seeks,” "deem," "projections," "forecast," "consider," "indicative," "uncertainty," "likely," "unlikely," ""likelihood," "unknown," "attributable," "depends," "intends," "generally," "feel," "typically," "judgment," "subjective" and similar words or phrases. These forward looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward looking statements:
•Changes in the general economic, political, social and health conditions, including the macroeconomic and other challenges and uncertainties resulting from the effects of pandemics and natural disasters;
•The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
•The willingness of customers to substitute competitors’ products and services for our products and services;
•Our management of liquidity risks in our operations, including, but not limited to, risks related to customer deposits, deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance coverage limits, access to capital markets and securities and market values;
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
•Our decision to cease originating residential mortgages;
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
•The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System ("Federal Reserve Board," "Federal Reserve" or "FRB"), inflation, interest rate, market and monetary fluctuations;
•Results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses, to write-down assets, to hold more capital or to incur costs to remediate supervisory findings;
•The effects or impact of any litigation, regulatory proceeding, including enforcement proceedings and any possibly resulting fines, judgments, expenses or restrictions on our business activities;
•Unanticipated regulatory or judicial proceedings;
•The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board ("PCAOB") or the Financial Accounting Standards Board ("FASB");
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
GENERAL
The Company is a one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating twenty-five years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve. The Company was organized in October 1997 and to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of thirteen branch offices (six in Suburban Maryland, four in Washington, D.C. and three in Northern Virginia), a principal corporate office, four lending centers (two are co-located with branches and one co-located in the principal corporate office) and one operations center. Refer to the Business Section above, which describes in detail the various banking services offered.
General economic, political, social and health conditions affect financial markets, and therefore, our business. As the economy has experienced higher levels of inflation, interest rates have increased due to current monetary policies. Fiscal and monetary policies have a direct and indirect impact on the level and volatility of interest rates, liquidity of financial markets, the availability and cost of capital, and market conditions of financing. In 2022, the Federal Reserve Open Market Committee ("FOMC"), began a series of rate increases thereby discontinuing the generally accommodative monetary policy it had pursued when the COVID-19 pandemic began in early 2020. In late 2022, the Federal Reserve begun tapering purchases of securities and is no longer expanding its balance sheet as aggressively. Actual real U.S. GDP growth for 2023 was 3.3%, in contrast to 2.1% growth in 2022 as the economy grew despite continuing to experience the effects of inflationary pressures and rising interest rates that also existed in 2022. The employment climbed throughout 2023 as the U.S. unemployment rate ended the year at 3.7%, up from 3.4% at the end of 2022.

Longer-term U.S. interest rates increased in 2023, with the ten year U.S. Treasury rate averaging 3.96% in 2023 as compared to 2.95% in 2022. The yield curve in 2023 was inverted as rates increased sharply on the short end of the curve and remained anchored on the longer end versus a more normal shape in 2022.

We believe the Company’s primary market, the Washington, D.C. metropolitan area, continues to exhibit a certain degree of resilience relative to other parts of the country despite the volatility in the current economic environment. The Washington, D.C. metropolitan area maintains a diverse economy which includes a stable public sector, a large healthcare component, substantial business services and a highly educated work force. The private sector, in particular, the Leisure and Hospitality sector has seen some recovery in recent years following the adverse effects of the pandemic. The multi-family commercial real estate leasing sector, notwithstanding increased supply of units in the Bank’s market area, has held up relatively well, particularly for well-located close-in projects. While commercial real estate office properties continue to experience challenges, the Company has remained focused on monitoring this sector and working with borrowers in order to mitigate credit losses within our loan portfolio. Overall, we believe commercial real estate values have generally decreased moderately, but we continue to be cautious of the cap rates at which some assets are trading, and therefore, we are being careful with valuations.
At December 31, 2023, the Company had total assets of approximately $11.7 billion, total loans of $8.0 billion, total deposits of $8.8 billion and thirteen branches in the Washington, D.C. metropolitan area. The loan portfolio continued to grow in the year ended December 31, 2023, due primarily to our income producing commercial real estate ("CRE") loan originations and fundings, along with increases in our owner occupied CRE loans, and to a lesser extent, construction - commercial and residential loans and construction C&I (owner occupied) loans. Amidst this growth, we have remained cognizant of the volatility in our industry, capital markets and interest rate markets. While we remain cautious with regard to CRE market conditions, principally office, the strength of the Washington D.C. metro area in certain sectors, particularly multi-family commercial real estate and the housing market, continue to drive premiums for well-located properties.
The Company has the financial resources to meet, and remains committed to meeting, the credit needs of its community. Loan balances increased in 2022 and 2023 as rising rates led to deposit disintermediation reducing our liquidity levels and earning assets. The yield on earning assets continued to increase in 2023. During the year ended December 31, 2023, the yield on earning assets increased by 171 basis points (from 3.74% to 5.45%) while cost of funds increased 229 basis points (from 0.88% to 3.17%) which resulted in a decrease of 40 basis points in the net interest margin.
The Company’s capital position remained strong in 2023 as a result of continued earnings, improved economic conditions and strong asset quality. As a result of the Company’s strong capital position and earnings, we were able to continue our quarterly dividend in 2023. Additionally, the Company was active in share repurchase activity as we repurchased 1,600,000 shares at an average price of $29.74 per share during 2023.
The Company believes its strategy of remaining growth-oriented, retaining talented staff and maintaining focus on seeking quality lending and deposit relationships has proven successful. Additionally, the Company believes this strategy of relationship building has fostered future growth opportunities, as the Company’s reputation in the marketplace remains strong.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies, including those identified below for the year ended December 31, 2023, inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.
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

On January 1, 2020, when the Company adopted FASB's Accounting Standard Codification ("ASC") 326, Measurement of Credit Losses on Financial Instruments, and its related amendments, our methodology for estimating these credit losses changed significantly from years prior to 2020. The standard replaced the “incurred loss” approach with a “current expected credit loss” approach known as CECL, which requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). CECL removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

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
Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. For example, the effects of the COVID-19 pandemic and related hybrid or fully remote working environment has negatively impacted the performance outlook in the central business district office commercial real estate segment of our loan portfolio, which informed our CECL economic forecast and continued to adversely impact our loss reserve as of December 31, 2023. See Notes 1, 3 and 4 to the Consolidated Financial Statements, the “Provision for Credit Losses” section in Management’s Discussion and Analysis and the risk factors related to our business and economic conditions in Item 1A for more information on the provision for credit losses.

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

During the second quarter of 2023, Management determined that a triggering event had occurred as a result of a sustained decrease in the Company's stock price and a revision in the earnings outlook in comparison to budget for the remainder of 2023 due primarily to the economic uncertainty and market volatility resulting from the rising interest rate environment and the stress in the banking sector in the first and second quarters of 2023. The Company performed a qualitative assessment and quantitative impairment test on its only reporting unit as of May 31, 2023. The Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company in the second quarter of 2023. In accordance with its regular schedule for impairment testing, the Company performed a second qualitative assessment and quantitative impairment test on its only reporting unit as of December 31, 2023. The resulting calculations indicated that the fair value exceeded the carrying amount of the Company's only reporting unit by approximately 17% and 21% as of May 31, 2023 and December 31, 2023, respectively, which resulted in a determination of no impairment loss on the Company's only reporting unit.

The method employed was a combination of a risk-weighted income valuation methodology, comprising a discounted cash flow analysis, and a market valuation methodology, comprising the guideline public company method.

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
Future events could cause the Company to conclude that the Company’s goodwill has become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations, however, it would not impact our regulatory capital ratios, tangible common equity ratio, nor our liquidity position. Management has evaluated and will continue to evaluate economic conditions in interim periods for triggering events.

SELECTED FINANCIAL DATA
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the year ended December 31, 2023. The information contained in this section should be read together with the December 31, 2023 audited Consolidated Financial Statements and the accompanying Notes included in Item 8 Financial Statements And Supplementary Data of this Form 10-K.

This section of this Form 10-K generally discusses 2023 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2022.

(dollars in thousands)		December 31, 2023	December 31, 2022
Consolidated Balance Sheets:
Securities - available for sale		$1,506,388	$1,598,666
Securities - held to maturity		1,015,737	1,093,374
Loans held for sale		—	6,734
Loans		7,968,695	7,635,632
Allowance for credit losses		(85,940)	(74,444)
Goodwill and intangible assets, net		104,925	104,233
Total assets		11,664,538	11,150,854
Deposits		8,808,039	8,713,182
Borrowings		1,369,918	1,044,795
Total liabilities		10,390,255	9,922,533
Total shareholders’ equity		1,274,283	1,228,321
Tangible common equity (1)		1,169,358	1,124,088

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Consolidated Statements of Income:
Interest income	$625,327	$424,613	$364,496
Interest expense	334,781	91,746	39,982
Provision for (reversal of) credit losses	31,536	266	(20,821)
Noninterest income	21,536	23,654	40,385
Noninterest expense	153,293	165,098	149,165
Income before taxes	127,520	189,680	237,674
Income tax expense	26,986	48,750	60,983
Net income	100,534	140,930	176,691
Cash dividends declared	54,293	55,776	44,691
Total revenue (2)	312,082	356,521	364,899

	Years Ended December 31,
(dollars in thousands except per share data)	2023	2022	2021
Per Common Share Data:
Net income, basic	$3.31	$4.40	$5.53
Net income, diluted	3.31	4.39	5.52
Dividends declared	1.80	1.75	1.40
Book value	42.58	39.18	42.28
Tangible book value (3)	39.08	35.86	38.97
Common shares outstanding	29,925,612	31,346,903	31,950,092
Weighted average common shares outstanding, basic	30,345,504	32,004,251	31,935,824
Weighted average common shares outstanding, diluted	30,393,100	32,078,070	32,003,090

Ratios:
Net interest margin	2.53%	2.93%	2.81%
Efficiency ratio (4)	49.12%	46.31%	40.88%
Return on average assets	0.84%	1.20%	1.49%
Return on average common equity	8.11%	10.99%	13.54%
Return on average tangible common equity (1)	8.85%	11.97%	14.73%
CET1 capital (to risk weighted assets)	13.90%	14.03%	14.63%
Total capital (to risk weighted assets)	14.79%	14.94%	15.74%
Tier 1 capital (to risk weighted assets)	13.90%	14.03%	14.63%
Tier 1 capital (to average assets)	10.73%	11.63%	10.19%
Tangible common equity ratio	10.12%	10.18%	10.60%
Dividend payout ratio	54.00%	39.58%	25.29%

(dollars in thousands)		December 31, 2023	December 31, 2022
Asset Quality:
Nonperforming assets and loans 90+ past due		$66,632	$8,430
Nonperforming assets and loans 90+ past due to total assets		0.57%	0.08%
Nonperforming loans to total loans		0.82%	0.08%
Allowance for credit losses to loans		1.08%	0.97%
Allowance for credit losses to nonperforming loans		131.16%	1,150.96%

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Asset Quality Activity:
Net charge-offs	$18,850	$624	$13,339
Net charge-offs to average loans	0.24%	0.01%	0.18%
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

Use of Non-GAAP Financial Measures
The information set forth below contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “efficiency ratio” and “return on average tangible common equity.” The Company considers these non-GAAP measurements useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions. Management uses these non-GAAP measures in its analysis of our performance because it believes these measures are used as a measure of our performance by investors.
Tangible common equity to tangible assets (the "tangible common equity ratio"), tangible book value per common share, the annualized return on average tangible common equity ("ROATCE"), and the efficiency ratio are non-GAAP financial measures derived from GAAP-based amounts.
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
The following tables reconcile the GAAP financial measures to the associated non-GAAP financial measures:

(dollars in thousands except per share data)		December 31, 2023	December 31, 2022
Common shareholders’ equity		$1,274,283	$1,228,321
Less: Intangible assets		(104,925)	(104,233)
Tangible common equity		$1,169,358	$1,124,088

Book value per common share		$42.58	$39.18
Less: Intangible book value per common share		(3.50)	(3.32)
Tangible book value per common share		$39.08	$35.86

Total assets		$11,664,538	$11,150,854
Less: Intangible assets		(104,925)	(104,233)
Tangible assets		$11,559,613	$11,046,621
Tangible common equity ratio		10.12%	10.18%

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Average common shareholders’ equity	$1,240,118	$1,281,921	$1,304,902
Less: Average intangible assets	(104,534)	(104,248)	(104,265)
Average tangible common equity	$1,135,584	$1,177,673	$1,200,637

Net Income	$100,534	$140,930	$176,691
Average tangible common equity	$1,135,584	$1,177,673	$1,200,637
Return on average tangible common equity	8.85%	11.97%	14.72%

Noninterest expense	$153,293	$165,098	$149,165

Net interest income	$290,546	$332,867	$324,514
Noninterest income	21,536	23,654	40,385
Operating revenue	$312,082	$356,521	$364,899
Efficiency ratio	49.12%	46.31%	40.88%
RESULTS OF OPERATIONS
Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
Overview
Net income for the years ended December 31, 2023 and 2022 was $100.5 million and $140.9 million, respectively. Net income per basic and diluted common share for the year ended December 31, 2023 was $3.31 and $3.31, respectively, compared to $4.40 and $4.39 per basic and diluted common share, respectively, for the year ended December 31, 2022, a 25% decrease.
Net income decreased in 2023 relative to 2022 primarily due to a decrease in net interest income of $42.3 million and an increase in provision for credit losses of $31.3 million. These were offset by a decrease in the provision for unfunded commitments of $1.7 million, a decrease in noninterest expenses of $11.8 million, and a reduction of income tax expense of $21.8 million.
The most significant portion of revenue (i.e., net interest income plus noninterest income) is net interest income, which decreased to $290.5 million for 2023 compared to $332.9 million for 2022. Net interest income decreased primarily due to increased interest expense due to higher rates on deposits and borrowings, which was partially offset by an increase in interest income on loans.

The net interest margin, which measures the difference between interest income and interest expense (i.e., net interest income) as a percentage of earning assets, was 2.53% for 2023 and 2.93% for 2022, a decrease of 40 basis points. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
The provision for credit losses in 2023 was $31.5 million as compared to $266 thousand in 2022. For information on the components and drivers of these changes see "Provision for Credit Losses" section below.
Total noninterest income in 2023 was $21.5 million, as compared to $23.7 million in 2022, a 9% decrease. The primary drivers for the decrease in noninterest income was a reduction in gain on the sales of residential mortgage loans and fees associated with residential mortgage loans in connection with the cessation of that business during the year ended December 31, 2023.
Noninterest expenses in 2023 totaled $153.3 million, as compared to $165.1 million in 2022, a 7% decrease. The decrease in noninterest expense was primarily attributable to the second quarter of 2022 accrual of settlement expenses in connection with the agreements with the SEC and FRB associated with previously disclosed government investigations, totaling $22.9 million. This was partially offset by increases in salaries and benefits of $2.0 million, legal and professional fees of $2.2 million and $6.9 million in FDIC insurance assessments. Additional details on the accrual for the agreements and other noninterest expenses are provided in "Noninterest Expense" section below.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 49.12% for 2023 as compared to 46.31% for 2022. The adverse change in the efficiency ratio was primarily driven by the decrease in net interest income as a result of the increase in interest rates on deposits and borrowings which was partially offset by the decrease in noninterest expense in connection with the second quarter of 2022 accrual of settlement expenses in connection with the agreements with the SEC and FRB associated with previously disclosed government investigations, totaling $22.9 million. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
At December 31, 2023, total loan balances were 4% higher than they were at December 31, 2022, and average loans were 8% higher in 2023 as compared to 2022, driven by originations and advances which outpaced payoffs and paydowns.
Total deposits at December 31, 2023 increased by $94.9 million as compared to December 31, 2022. The increase consists of $966.5 million in interest bearing deposits which was partially offset by a decrease of $871.7 million in noninterest bearing deposits. This was primarily driven by a significant increase in short term interest rates and the related deposit disintermediation and migration to interest-bearing deposit accounts.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 68% and 63% of average earning assets for 2023 and 2022, respectively. For 2023, as compared to 2022, average loans, excluding loans held for sale, increased by $609.7 million, or 8%, driven by originations and advances that outpaced payoffs and paydowns.

Average investment securities for 2023 were 23% of average earning assets compared to 25% for 2022. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale represented 9% and 11% of average earning assets for 2023 and 2022, respectively, as lower levels of on-balance sheet liquidity existed throughout 2023. The decrease was driven by the decline in deposits due to a significant increase in short term interest rates.

The ratio of common equity to total assets decreased to 10.92% at December 31, 2023 from 11.02% at December 31, 2022, due primarily to an increase in total assets, in connection with increases in loans and interest-bearing deposits with banks and other short-term investments, and partially offset by an increase in common equity due to a reduction in accumulated other comprehensive losses.

For 2023, the return on average assets (“ROAA”) was 0.84%, as compared to 1.20% for 2022. Total shareholders’ equity was $1.27 billion at December 31, 2023 as compared to $1.23 billion at December 31, 2022, an increase of 4%. The return on average common equity (“ROACE”) for 2023 was 8.11% as compared to 10.99% for 2022. The ROATCE for 2023, a non-GAAP financial measure, was 8.85% as compared to 11.97% for 2022. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

Net Interest Income and Net Interest Margin
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investment securities and interest bearing deposits with other banks and other short term investments. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings, which consist primarily of federal funds purchased, advances from the Federal Home Loan Bank of Atlanta ("FHLB") and Bank Term Funding Program ("BTFP") and subordinated notes. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.
Net interest income represented 93% of the Company’s revenue for both years ended December 31, 2023 and December 31, 2022. Net interest income in 2023 was $290.5 million compared to $332.9 million in 2022. The 13% decrease for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to increases in average deposit rates (4.02% compared to 1.33%, respectively) and other borrowings (4.78% compared to 3.35%, respectively), which were partially offset by higher average loan balances and yields (6.63% compared to 4.97%, respectively).
Net interest margin decreased by 40 basis points to 2.53% in 2023 from 2.93% in 2022. The decrease reflects the increase in the cost of funds on deposits, primarily in connection with an increase in rates, and borrowings, in connection with both an increase in volume and rates, offset by an increase in the yield on loans. The cost of funds on interest-bearing liabilities increased 229 basis points from 0.88% in 2022 to 3.17% in 2023, while the yield on interest-earning assets increased by 171 basis points from 3.74% in 2022 to 5.45% in 2023.
Average borrowings increased from $242.5 million in the year ended December 31, 2022 to $1.6 billion in the year ended December 31, 2023. Average interest-bearing deposits increased from $6.2 billion in the year ended December 31, 2022 to $6.4 billion in the year ended December 31, 2023.
Average loans (excluding loans held for sale) were $7.8 billion for the year ended December 31, 2023, compared to $7.2 billion for the same period in 2022. Average investment securities were $2.6 billion for the year ended December 31, 2023, compared to $2.9 billion for the same period in 2022. Average interest-bearing deposits with other banks and other short term investments were $1.0 billion for 2023 compared to $1.2 billion for 2022. As a result of FRB actions related to Fed Funds interest rate increases, overall yields and rates increased in 2023 as compared to 2022, as variable rate loans adjusted upwards and an increased number of loans moved off their rate floors.
During the years ended December 31, 2023 and 2022, the Company incurred interest expense on brokered deposits, excluding the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep ("ICS") two-way accounts, of $111.9 million and $44.3 million, respectively.
Loans, the largest component of interest income on earning assets, had a yield of 6.63% in 2023, compared to 4.97% in 2022, an increase of 166 basis points.
The table below presents the average balances and rates of the major categories of the Company's assets and liabilities for the years ended December 31, 2023, 2022 and 2021. Included in the table are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Years Ended December 31,
	2023			2022			2021
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,015,199	$52,300	5.15%	$1,235,768	$13,304	1.08%	$2,499,377	$3,511	0.14%
Loans held for sale	1,212	73	6.02%	15,356	650	4.23%	71,043	2,278	3.21%
Loans (1) (2)	7,815,832	518,007	6.63%	7,206,158	358,317	4.97%	7,260,886	335,471	4.62%
Investment securities available-for-sale (2)	1,584,239	32,074	2.02%	2,003,475	33,641	1.68%	1,653,522	23,205	1.40%
Investment securities held-to-maturity	1,057,445	22,586	2.14%	857,584	17,840	2.08%	—	—	—%
Federal funds sold	9,120	287	3.15%	48,402	861	1.78%	31,667	31	0.10%
Total interest earning assets	11,483,047	625,327	5.45%	11,366,743	424,613	3.74%	11,516,495	364,496	3.16%

Noninterest earning assets	501,722			475,563			416,492
Less: allowance for credit losses	79,218			74,726			96,252
Total noninterest earning assets	422,504			400,837			320,240
Total Assets	$11,905,551			$11,767,580			$11,836,735

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing transaction	$1,459,795	$46,140	3.16%	$893,137	$6,721	0.75%	$814,999	$1,609	0.20%
Savings and money market	3,176,203	132,374	4.17%	4,683,850	65,777	1.40%	4,947,198	15,000	0.30%
Time deposits	1,774,184	79,030	4.45%	669,824	10,763	1.61%	803,718	11,163	1.39%
Total interest bearing deposits	6,410,182	257,544	4.02%	6,246,811	83,261	1.33%	6,565,915	27,772	0.42%
Customer repurchase agreements and federal funds purchased	36,663	1,218	3.32%	30,745	356	1.16%	24,884	51	0.20%
Borrowings	1,591,021	76,019	4.78%	242,454	8,129	3.35%	464,973	12,159	2.61%
Total interest bearing liabilities	8,037,866	334,781	4.17%	6,520,010	91,746	1.41%	7,055,772	39,982	0.57%

Noninterest bearing liabilities:
Noninterest bearing demand	2,508,687			3,871,773			3,374,662
Other liabilities	118,880			93,876			101,399
Total noninterest bearing liabilities	2,627,567			3,965,649			3,476,061

Shareholders’ equity	1,240,118			1,281,921			1,304,902
Total Liabilities and Shareholders’ Equity	$11,905,551			$11,767,580			$11,836,735

Net interest income		$290,546			$332,867			$324,514
Net interest spread			1.28%			2.33%			2.59%
Net interest margin			2.53%			2.93%			2.81%
Cost of funds (3)			3.17%			0.88%			0.38%

(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $16.7 million, $15.3 million and $30.6 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.
(3)The Company revised its cost of funds methodology to use a daily average calculation where interest expense on interest bearing liabilities is divided by average interest bearing liabilities and average noninterest bearing deposits. Previously, the Company calculated the cost of funds as the difference between yield on earning assets and net interest margin. The cost of funds for the year ended December 31, 2022 and 2021 have been recalculated using the current methodology.
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities and the changes in net interest income due to changes in interest rates. As the table shows, the decrease in net interest income in 2023 as compared to 2022 was due to an increase in rate on interest bearing liabilities, which was partially offset by an increase in rate on interest bearing assets.

	Year Ended December 31, 2023 Compared with Year Ended December 31, 2022			Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on:
Loans	$30,315	$129,375	$159,690	$(2,529)	$25,375	$22,846
Loans held for sale	(599)	22	(577)	(1,786)	158	(1,628)
Investment securities available-for sale	(7,040)	5,473	(1,567)	4,911	5,525	10,436
Investment securities held-to-maturity	4,158	588	4,746	12,035	5,805	17,840
Interest bearing bank deposits	(2,375)	41,371	38,996	(1,775)	11,568	9,793
Federal funds sold	(699)	125	(574)	16	814	830
Total interest income	23,760	176,954	200,714	10,872	49,245	60,117

Interest paid on:
Interest bearing transaction	4,264	35,155	39,419	154	4,958	5,112
Savings and money market	(21,172)	87,769	66,597	(798)	51,575	50,777
Time deposits	17,745	50,522	68,267	(1,860)	1,460	(400)
Customer repurchase agreements	69	793	862	12	293	305
Other borrowings	45,216	22,674	67,890	(6,712)	2,682	(4,030)
Total interest expense	46,122	196,913	243,035	(9,204)	60,968	51,764
Net interest income	$(22,362)	$(19,959)	$(42,321)	$20,076	$(11,723)	$8,353
Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to record the ACL on loans and the ACL on AFS investment securities and HTM investment securities. The amount of the ACL on loans is based on management's assessment of current expected credit losses in the portfolio. Those factors include historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company.
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
The total provision for credit losses was $31.5 million during the year ended December 31, 2023, as compared to $266 thousand during the year ended December 31, 2022. The provision included $30.3 million and $103 thousand on the loan portfolio during the years ended December 31, 2023 and 2022, respectively. The provision for loan credit losses for the year ended December 31, 2023 was driven by adjustments to the qualitative components of the CECL model combined with smaller increases in the quantitative components. The changes in qualitative components were due to perceived weakness in the commercial real estate market, in addition to the high inflationary environment offset by a reduction in the quantitative reserves based on a decline in individually evaluated loans. The changes in quantitative components were related to changes in the nature and volume of the portfolio, changes in delinquencies and loss experience. In 2022, the provisions were primarily driven by adjustments to the qualitative components of the CECL model owing to the high inflationary environment and the related uncertainty and impacts on the broader economy, offset by improvements in asset quality.

During the year ended December 31, 2023, a provision for credit losses on securities of $1.2 million was recorded, primarily on its corporate bonds classified as held-to-maturity, while a net provision for credit losses of $163 thousand was recorded during the year ended December 31, 2022.

The provision for unfunded commitments is presented separately on the Statement of Income. This provision considers the probability that unfunded commitments will fund. There was a reversal of $267 thousand in 2023, as compared to a provision of $1.5 million in 2022.

Noninterest Income
Noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income. The following table summarizes the comparative noninterest income for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(dollars in thousands)	2023	2022	Dollar Change	Percent Change
Service charges on deposits	$6,455	$5,399	$1,056	20%
Gain on sale of loans	418	3,702	(3,284)	(89)%
Net loss on sale of investment securities	(11)	(169)	158	(93)%
Increase in the cash surrender value of bank-owned life insurance	2,659	2,547	112	4%
Other income	12,015	12,175	(160)	(1)%
Total	$21,536	$23,654	$(2,118)	(9)%
Total noninterest income for the year ended December 31, 2023 was $21.5 million as compared to $23.7 million for the year ended December 31, 2022. The 9% decrease was primarily due to a reduction on gains on sale of residential mortgage loans of $3.3 million. The Company ceased originations of first lien residential mortgages for secondary sale in the first quarter of 2023, and completed residual origination and sales activities in the second quarter of 2023. This decrease was partially offset by an increase on service charges on deposits of $1.1 million to $6.5 million for the year ended December 31, 2023 from $5.4 million for the same period in 2022.
Other income totaled $12.0 million for the year ended December 31, 2023 as compared to $12.2 million for 2022, a decrease of 1%. The decrease in other income was primarily attributable to the reductions in Mastercard income of $1.8 million, servicing fees of $1.0 million, and other loan income of $548 thousand. This activity was partially offset by increases of $2.5 million of income from an investment in an SBIC fund, income on swap fees of $617 thousand, and gain on the sale of Federal Housing Administration ("FHA") multifamily-backed Government National Mortgage Association ("Ginnie Mae") securities of $479 thousand.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance premiums and other expenses. The following table summarizes the comparative noninterest expense for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(dollars in thousands)	2023	2022	Dollar Change	Percent Change
Salaries and employee benefits	$86,096	$84,053	$2,043	2%
Premises and equipment expenses	12,606	13,218	(612)	(5)%
Marketing and advertising	3,359	4,721	(1,362)	(29)%
Data processing	13,083	12,171	912	7%
Legal, accounting and professional fees	10,787	8,583	2,204	26%
FDIC insurance	11,853	4,969	6,884	139%
SEC/FRB penalties	—	22,977	(22,977)	(100)%
Other expenses	15,509	14,406	1,103	8%
Total	$153,293	$165,098	$(11,805)	(7)%
Total noninterest expense totaled $153.3 million for 2023, as compared to $165.1 million for 2022, a 7% decrease. For 2023, the efficiency ratio (ratio of noninterest expenses to total revenue) was 49.12% as compared to 46.31% for 2022. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The decrease in 2023 as compared to 2022 was primarily associated with the $22.9 million of settlement expenses during the year ended December 31, 2022, which were partially offset by increases in FDIC insurance expenses of $6.9 million, legal, accounting and professional fees of $2.2 million and salaries and employee benefits of $2.0 million over the comparative year.
Salaries and employee benefits were $86.1 million for 2023, as compared to $84.1 million for 2022, an increase of 2%. The primary reason for the increase in 2023 from 2022 was the reversal of a $5.0 million accrual related to stock-based compensation awards and deferred compensation for our former CEO and Chairman in the first quarter of 2022. At December 31, 2023 and 2022, the Company’s full time equivalent staff numbered 452 and 496, respectively.
Premises and equipment expenses were $12.6 million for 2023 as compared to $13.2 million for 2022, a decrease of 5%. The decrease was due to the reduction in rent expense from the closure of three locations in 2023, and one additional location in the fourth quarter of 2022. The reduction was partially offset by normal lease increases and acceleration of leasehold amortization.

Legal, accounting and professional fees and expenses were $10.8 million for 2023 as compared to $8.6 million for 2022, a 26% increase. The increase was primarily attributable to an increase in legal expenses, which, for the years ended December 31, 2023 and 2022, were $3.7 million and $1.0 million, respectively.

FDIC insurance expense was $11.9 million for 2023 as compared to $5.0 million for 2022, an increase of 139%. The increases in 2023 compared to 2022 were due to increases in FDIC deposit insurance assessments.

In 2022, the Company incurred a penalty of $22.9 million in connection with the settlements with the SEC and FRB. The amount of penalty fees was reported as noninterest expense for 2022. No such penalty fees were incurred in 2023.
The major components of other expenses include broker fees, franchise tax, insurance expenses and director compensation. Other expenses were $15.5 million for 2023 as compared to $14.4 million for 2022, an increase of 8%. The increase in 2023, as compared to 2022, was primarily due to increases in expenses incurred in connection with OREO properties.

BALANCE SHEET ANALYSIS
Overview
Total assets at December 31, 2023 were $11.7 billion as compared to $11.2 billion at December 31, 2022, a 5% increase. The increase in total assets in 2023 was primarily due to increases in total interest-bearing deposits with banks and other short-term investments, and an increase in total loans. The largest component of assets, total loans (excluding loans held for sale), were approximately $8.0 billion at December 31, 2023, as compared to $7.6 billion at December 31, 2022 a 4% increase.
The increase in loans in 2023, was driven by growth from CRE and construction loans. There were no loans held for sale at December 31, 2023, compared to $6.7 million at December 31, 2022, as a result of the cessation in origination of residential mortgages as previously announced.

Investment securities, at amortized cost net of the allowance for credit losses, were $2.7 billion at December 31, 2023 as compared to $2.9 billion at December 31, 2022, a $213.2 million decrease, or 7%, primarily driven by the pay down of principal on mortgage-backed securities ("MBS") and sales and calls of securities.

In terms of funding, total deposits at December 31, 2023 were $8.8 billion as compared to $8.7 billion at December 31, 2022, an increase of 1%. Total borrowed funds (excluding customer repurchase agreements) were $1.4 billion and $1.0 billion at December 31, 2023 and 2022, respectively. The increase in borrowings was primarily to meet funding needs, including to fund loan growth.

Total shareholders’ equity at December 31, 2023 was $1.3 billion as compared to $1.2 billion at December 31, 2022, a 4% increase. The increase in shareholders’ equity in 2023 was primarily from a reduction of accumulated other comprehensive loss and net income partially offset by cash dividends.
The Company's capital ratios remain substantially in excess of regulatory minimum and buffer requirements. Regulatory ratios based on risk-weighted assets slightly declined in 2023 due to an increase in risk-weighted assets, which was partially offset by an increase in risk-based capital.

The total risk based capital ratio was 14.79% at December 31, 2023, as compared to 14.94% at December 31, 2022. In addition, the tangible common equity ratio was 10.12% at December 31, 2023, compared to 10.18% at December 31, 2022. The ratio of common equity to total assets was 10.92% at December 31, 2023 as compared to 11.02% at December 31, 2022. The common equity tier one capital ("CET1") risk based capital ratio was 13.90% at December 31, 2023, as compared to 14.03% at December 31, 2022. The tier 1 leverage ratio was 10.73% at December 31, 2023, as compared to 11.63% at December 31, 2022.

Investment Securities and Short-Term Investments
The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company’s investment securities categorized as “available-for-sale” or AFS and as "held-to-maturity" or HTM. The Company classifies its investment securities as either AFS or HTM. The AFS classification requires that investment securities be recorded at fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders’ equity (accumulated other comprehensive income), net of deferred income taxes, while securities classified as HTM are recorded and presented at their amortized cost. At December 31, 2023, the Company had a net unrealized loss in AFS securities of $161.9 million with a deferred tax asset of $39.8 million, as compared to a net unrealized loss in AFS securities of $205.2 million with a deferred tax asset of $50.4 million at December 31, 2022.
The AFS portfolio comprises U.S. treasury bonds (3.2% of AFS securities), U.S. agency securities (44.6% of AFS securities) with an average duration of 3.1 years, seasoned MBS that are 100% agency issued (48.3% of AFS securities for residential mortgage-backed and 3.3% for commercial mortgage-backed), which have an average duration of 3.4 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (0.6% of AFS securities), which have an average duration of 6.8 years, and corporate bonds (0.1% of AFS securities), which have an average duration of 6.1 years.
The HTM portfolio comprises seasoned MBS that are 100% agency issued (65.8% of HTM securities for residential mortgage-backed and 8.9% for commercial mortgage-backed), which have an average duration of 4.7 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (12.3% of HTM securities), which have an average duration of 6.1 years, and corporate bonds (13.0% of HTM securities), which have an average duration of 5.3 years.
At December 31, 2023, the AFS investment portfolio was $1.5 billion as compared to $1.6 billion at December 31, 2022, a decrease of 6%. At December 31, 2023, the HTM investment portfolio was $1.0 billion as compared to $1.1 billion at December 31, 2022, a decrease of 7%. The investment portfolio is managed to achieve goals related to liquidity, income, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships.
During the first quarter of 2022, we evaluated our securities portfolio and determined that certain securities will be maintained for the life of the instrument and made a decision to transfer $1.1 billion of securities designated as AFS to HTM, including $237.0 million of securities acquired in the first quarter of 2022 for which the intention to hold to maturity was finalized. The transferred securities had unrealized losses of $66.2 million, and, as of December 31, 2023, $51.7 million remains in accumulated other comprehensive loss and will be amortized ratably over the remaining lives of the securities through accumulated other comprehensive loss. The securities transferred were generally municipal bonds, corporate bonds, bonds that qualify for Community Reinvestment Act credit and MBS with longer final maturity dates.
The following table provides information regarding the composition of the investment securities portfolio at the dates indicated. AFS securities are reported at estimated fair value and HTM securities are reported at amortized cost. At December 31, 2023, the investment portfolio balances at fair value decreased and amortized cost increased as compared to December 31, 2022, and the composition of portfolio changed, as follows:

	December 31,
	2023		2022
(dollars in thousands)	Fair Value	Percent of Total	Fair Value	Percent of Total
Investment securities available-for-sale:
U.S. treasury bonds	$47,901	3%	$46,327	3%
U.S. agency securities	671,397	45%	669,728	42%
Residential mortgage-backed securities	727,353	48%	820,503	51%
Commercial mortgage-backed securities	49,564	3%	50,213	3%
Municipal bonds	8,490	1%	10,087	1%
Corporate bonds	1,683	—%	1,808	—%
Total	$1,506,388	100%	$1,598,666	100%

	December 31,
	2023		2022
(dollars in thousands)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Investment securities held-to-maturity:
Residential mortgage-backed securities	$670,043	66%	$741,057	68%
Commercial mortgage-backed securities	90,227	9%	92,557	8%
Municipal bonds	125,114	12%	128,273	12%
Corporate bonds	132,309	13%	132,253	12%
Total	1,017,693	100%	1,094,140	100%
Allowance for credit losses	(1,956)		(766)
Total held-to-maturity securities, net of ACL	$1,015,737		$1,093,374
At December 31, 2023, there were no issuers, other than the U.S. Government, U.S. agencies and U.S. Government-sponsored enterprises, whose securities owned by the Company had a book or fair value exceeding 10% of the Company’s shareholders’ equity.
The following tables provides information, on an amortized cost basis, for AFS and HTM portfolios regarding the expected maturity and weighted-average yield of the investment portfolio at December 31, 2023. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available-for-sale:
U.S. treasury bonds	$24,952	0.97%	$24,942	0.69%	$—	—%	$—	—	$49,894	0.83%
U.S. agency securities	569,749	1.45%	105,230	1.34%	42,244	2.90%	11,867	1.25%	729,090	1.51%
Residential mortgage-backed securities	5	4.55%	5,362	1.79%	175,811	1.44%	642,814	1.91%	823,992	1.81%
Commercial mortgage-backed securities	—	—%	29,284	2.30%	15,063	2.27%	10,210	3.81%	54,557	2.57%
Municipal bonds	—	—%	—	—%	8,783	2.67%	—	—%	8,783	2.67%
Corporate bonds	—	—%	2,000	5.50%	—	—%	—	—	2,000	5.50%
Total	$594,706	1.43%	$166,818	1.48%	$241,901	1.79%	$664,891	1.93%	$1,668,316	1.69%

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Residential mortgage-backed securities	$—	—%	$1,168	2.72%	$21,489	2.32%	$647,386	2.65%	$670,043	2.64%
Commercial mortgage-backed securities	—	—%	1,728	2.63%	35,737	2.63%	52,762	2.54%	90,227	2.58%
Municipal bonds	11,832	2.69%	29,150	3.24%	71,981	3.16%	12,151	3.85%	125,114	3.20%
Corporate bonds	28,041	3.64%	92,695	4.01%	11,573	4.46%	—	—%	132,309	3.97%
Total	$39,873	3.36%	$124,741	3.80%	$140,780	3.00%	$712,299	2.66%	1,017,693	2.88%
Allowance for credit losses									(1,956)
Total held-to-maturity securities, net of ACL									$1,015,737
Federal funds sold were $3.7 million at December 31, 2023, as compared to $33.9 million at December 31, 2022. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.
Interest bearing deposits with banks and other short-term investments represent liquid funds held at the Federal Reserve to meet general liquidity needs of the Company, such as future loan demand and future increases in investment securities, among others. Interest bearing deposits with banks and other short-term investments were $709.9 million at December 31, 2023, as compared to $265.3 million at December 31, 2022, an increase of $444.6 million, or 168%. In 2023, as rising rates led to deposit disintermediation reducing our liquidity levels, and loan balances increased, the Company reduced these short-term investments to rebalance the earning assets mix.
The Bank did not hold any time deposits at December 31, 2023 or December 31, 2022.
Loan Portfolio
In its lending activities, the Company seeks to develop and expand relationships with clients whose businesses and individual banking needs will grow with the Bank. We believe superior customer service, local decision making and accelerated turnaround time from application to closing have been significant factors in growing the loan portfolio and meeting the lending needs in the markets served, while maintaining sound asset quality.
Loans increased over the past year as loans outstanding were $7.97 billion at December 31, 2023, as compared to $7.64 billion at December 31, 2022, an increase of $333.1 million or 4.4% .

The loan portfolio continued to grow in 2023, due primarily to our income producing CRE loan originations and fundings, along with increases in our owner occupied CRE loans, and to a lesser extent, construction - commercial and residential loans and construction C&I (owner occupied) loans. Amidst this growth, we have remained cognizant of the volatility in our industry, capital markets and interest rate markets. Market rates on our new loan originations have risen in connection with rate increases implemented by the Federal Reserve. We continue to see opportunities for growth in the commercial real estate market in our focused sectors; our processes for evaluating these opportunities are designed to subject them to reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Following origination, we continue to monitor our borrowers' business plans and identify primary and alternative sources for loan repayment and, if necessary, obtain collateral to mitigate credit loss in the event of default.

"Owner occupied-commercial real estate" and "construction–C&I (owner occupied)" loans represent 17% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 80% consisting of commercial real estate and real estate construction loans. Other than "owner occupied commercial real estate" and "construction–C&I (owner occupied)", the percentage of remaining total loans represented by commercial real estate is 63%. Real estate also serves as collateral for loans made for other purposes, resulting in 82% of loans being secured or partially secured by real estate.
The following table shows the trends in the composition of the loan portfolio over the past two years.

	December 31,
	2023		2022
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,473,766	18%	$1,487,349	19%
PPP loans	528	—%	3,256	—%
Income producing - commercial real estate	4,094,614	51%	3,919,941	51%
Owner occupied - commercial real estate	1,172,239	15%	1,110,325	15%
Real estate mortgage - residential	73,396	1%	73,001	1%
Construction - commercial and residential	969,766	12%	877,755	12%
Construction - C&I (owner occupied)	132,021	2%	110,479	1%
Home equity	51,964	1%	51,782	1%
Other consumer	401	—%	1,744	—%
Total loans	7,968,695	100%	7,635,632	100%
Less: allowance for credit losses	(85,940)		(74,444)
Loans, net	$7,882,755		$7,561,188
As noted above, a significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area and is secured by real estate or other collateral in that market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the Washington, D.C. metropolitan real estate market could have an adverse impact on this portfolio of loans and the Company’s income and financial position. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices and ongoing portfolio monitoring and market analysis. While our basic market area is the Washington, D.C. metropolitan area, the Bank has made loans outside that market area where the applicant is an existing customer and the nature and quality of such loans was consistent with the Bank’s lending policies.
The Company's concentration in the Washington, D.C. metro area, includes "Washington's Maryland Suburbs," which comprise Frederick, Prince George's and Montgomery counties and "Northern Virginia," which comprises Alexandria, Arlington, Falls Church, Fairfax, Loudoun and Prince William counties. At December 31, 2023, 31.5%, 26.4%, 25.1%, 5.5%, and 11.5% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. At December 31, 2022, 33.2%, 25.8%, 23.7%, 5.8% and 11.5% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. While we remain cautious with regard to CRE market conditions, principally office, the strength of the Washington D.C. metro area in certain sectors, particularly multi-family commercial real estate and the housing market, continue to drive premiums for well-located properties.
As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $6.1 billion and $5.8 billion, or 77.0% and 76.2% of total loans, outstanding at December 31, 2023 and December 31, 2022, respectively.

Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. The Company has remained focused on monitoring sectors that have been impacted by the ramifications of the COVID-19 pandemic, particularly income producing CRE loans collateralized by office properties, which comprised approximately $949.0 million and $937.2 million, or 11.9% and 12.3% of total loans, at December 31, 2023 and December 31, 2022, respectively. Office loans within Washington D.C., Washington's Maryland Suburbs and Northern Virginia were $879.0 million and $851.9 million, or 11.0% and 11.2% of total loans, at December 31, 2023 and December 31, 2022, respectively. As a percentage of total income producing - CRE office loans, 35.4%, 32.7%, and 24.4% were located in Washington's Maryland Suburbs, Northern Virginia and Washington, D.C. at December 31, 2023.

The following table summarizes the Company's income producing - commercial real estate loans, at principal, by collateral location and type:

(dollars in thousands)	Hotel & Motel	Industrial	Mixed Use	Multifamily	Office	Retail	Single / 1-4 Family & Res. Condo	Other	Total
December 31, 2023:
Washington D.C.	$138,943	$4,987	$271,689	$353,805	$231,963	$82,436	$80,264	$184,790	$1,348,877
Maryland:
Washington Suburbs	85,704	78,765	47,629	235,594	336,290	95,716	2,812	182,287	1,064,797
Other	83,566	34,013	11,534	2,410	4,376	67,806	2,563	29,030	235,298
Virginia:
Northern Virginia	66,982	19,436	11,527	76,839	310,773	79,979	14,957	504,507	1,085,000
Other	—	3,268	25,828	55,555	65,557	101,018	6,585	9,403	267,214
Other	23,769	—	5,382	40,708	50	1,949	4,092	28,671	104,621
Total	$398,964	$140,469	$373,589	$764,911	$949,009	$428,904	$111,273	$938,688	$4,105,807
At December 31, 2023 and 2022, $240.7 million and $4.3 million, respectively, of principal of loans collateralized by office properties were criticized or classified.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of December 31, 2023, non-owner occupied commercial real estate loans (including construction, land and land development loans) represented 350.4% of consolidated risk based capital. Although growth in that segment over the past 36 months at 7% did not exceed the 50% threshold laid out in the regulatory guidance, we expect the heightened supervisory expectations to continue to apply to us given the federal banking regulators' general focus on commercial real estate exposures at banks. Construction, land and land development loans represented 111% of consolidated risk based capital. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain risk management procedures and underwriting criteria with respect to its commercial real estate portfolio designed to address the risks inherent in that asset class. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to raise additional capital, increasing our funding costs or diluting our shareholders, or take other action to retain capital, adversely affecting shareholder returns. The Company seeks to manage the risks relating to commercial real estate and its capital adequacy through the development and implementation of its Capital Policy and Capital Plan, the preparation of pro-forma projections including stress testing and the development of internal minimum targets for regulatory capital ratios that are subject to approval by the the Board of Directors (the "Board") and in excess of well capitalized ratio requirements.

At December 31, 2023, the Company had no concentrations of loans with any one borrower in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Loan Maturity
The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2023.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Fifteen Years	Over Fifteen Years
Commercial	$1,473,766	$431,362	$868,535	$170,283	$3,586
PPP loans	528	—	528	—	—
Income producing - commercial real estate (1)	4,094,614	1,581,533	2,128,038	385,043	—
Owner occupied - commercial real estate	1,172,239	193,757	409,730	351,184	217,568
Real estate mortgage - residential	73,396	17,021	44,354	501	11,520
Construction - commercial and residential	969,766	215,207	711,288	12,182	31,089
Construction - C&I (owner occupied)	132,021	769	37,988	34,319	58,945
Home equity	51,964	2,257	2,201	1,540	45,966
Other consumer	401	212	46	—	143
Total	$7,968,695	$2,442,118	$4,202,708	$955,052	$368,817

Loans with:
Predetermined fixed interest rate
Commercial	$403,955	$47,290	$246,822	$109,843	$—
PPP loans	528	—	528	—	—
Income producing - commercial real estate	1,849,347	662,143	1,014,799	172,405	—
Owner occupied - commercial real estate	615,019	172,237	216,481	163,735	62,566
Real estate mortgage - residential	67,877	13,186	44,354	153	10,184
Construction - commercial and residential	67,891	16,597	51,294	—	—
Construction - C&I (owner occupied)	42,699	769	4,588	11,633	25,709
Home equity	579	36	180	363	—
Other consumer	54	5	46	—	3
Total	$3,047,949	$912,263	$1,579,092	$458,132	$98,462

Floating or adjustable interest rate
Commercial	$1,069,811	$384,072	$621,713	$60,440	$3,586
Income producing - commercial real estate	2,245,267	919,390	1,113,239	212,638	—
Owner occupied - commercial real estate	557,220	21,520	193,249	187,449	155,002
Real estate mortgage - residential	5,519	3,835	—	348	1,336
Construction - commercial and residential	901,875	198,610	659,994	12,182	31,089
Construction - C&I (owner occupied)	89,322	—	33,400	22,686	33,236
Home equity	51,385	2,221	2,021	1,177	45,966
Other consumer	347	207	—	—	140
Total	$4,920,746	$1,529,855	$2,623,616	$496,920	$270,355
(1)Income producing CRE office loans, which had total principal of $949.0 million at December 31, 2023 and are included within income producing - commercial real estate, had principal of $325.3 million, $587.8 million, $35.7 million and $150 thousand aggregated with one year or less, over one year to five years, over five years to fifteen years, and over fifteen years remaining until contractual maturity, respectively. Approximately $107.0 million and $393.7 million of income producing CRE office loans as of December 31, 2023 were due to mature within three months and 18 months, respectively.
Loans are shown in the period based on final contractual maturity. Demand loans, having no contractual maturity, and overdrafts are reported as due in one year or less.
Allowance for Credit Losses
The ACL is an estimate based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank.
The ACL for loans at December 31, 2023, or $85.9 million, reflected a $11.5 million increase from December 31, 2022, or $74.4 million, reflecting a provision for credit losses of $30.3 million and $18.9 million in net charge-offs during the year ended December 31, 2023. Net charge-offs of $18.9 million during 2023 represented 0.24% of average loans, excluding loans held for sale, an increase from net charge-offs of $624 thousand during 2022, which represented 0.01% of average loans, excluding loans held for sale. Net charge-offs included $17.1 million of charge-offs on four loans, three of which were income producing - commercial real estate loans and one of which was a construction - commercial residential loan. The ACL represented 1.08% of total loans at December 31, 2023 as compared to 0.97% at December 31, 2022. At December 31, 2023, the allowance represented 131% of nonperforming loans as compared to 1,151% at December 31, 2022.
A full discussion of the accounting for ACL is contained in Note 1 to the Consolidated Financial Statements and activity in the ACL is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption “Critical Accounting Policies and Estimates” within Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate ACL, as well as the discussion under the caption “Provision for Credit Losses” for a discussion of the Companys calculation of the provision for credit losses during the years ended December 31, 2023 and 2022.
As part of its comprehensive loan review process, the Bank’s Risk Committee evaluates loans which are past due 30 days or more. The Committee makes an assessment of the conditions and circumstances surrounding delinquent and potential problem loans. The Bank’s loan policy requires that loans be placed on nonaccrual if they are 90 days past due or if their collection is deemed to be doubtful, unless they are well secured and in the process of collection. The Credit Administration department analyzes the status of development and construction projects, including sales activities and utilization of interest reserves in order to c assess potential increased levels of risk which may require additional reserves.

At December 31, 2023 and 2022, the Company had $65.5 million and $6.5 million, respectively, of loans classified as nonperforming. Please refer to Note 1 to the Consolidated Financial Statements under the caption “Loans” for a discussion of the Company’s policy regarding individual evaluation of loans to record a provision for expected credit losses. Please refer to the “Nonperforming Assets” section for a discussion of problem and potential problem assets.
The Company believes it has taken a conservative posture with respect to risk rating its loan portfolio. As of December 31, 2023 and 2022, loans rated special mention were $207.1 million and $113.6 million, respectively, and loans rated substandard were $335.8 million and $88.7 million, respectively. The increases in special mention and substandard loans were primarily attributable to a continued focus on the evaluation of the Company's income producing - commercial real estate and owner occupied - commercial real estate loans. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.
As the loan portfolio and ACL review processes continue to evolve there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Management did conduct sensitivity analysis on the CECL model, which, in part, was conducted by shocking the unemployment forecast up by 2% across the forecast period.

Management, being aware of the loan growth experienced by the Bank and the risks facing commercial real estate, is intent on maintaining strong portfolio management and a strong risk rating process. The Bank provides analysis of credit requests and the management of problem credits. The Bank has developed and implemented analytical procedures for evaluating credit requests, has refined the Company’s risk rating system and has adopted enhanced monitoring of the loan portfolio and the adequacy of the ACL, in particular on its commercial real estate and construction loans (including those collateralized by office properties). These analyses include stress testing Additionally, fair value assessments of loans acquired are included in our analytical procedures. The loan portfolio analysis process is ongoing and proactive to support the Company's objective of maintaining a portfolio of quality credits and quickly identifying weaknesses before they become more severe.
The following table sets forth activity in the allowance for credit losses:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Balance at beginning of year	$74,444	$74,965	$109,579
Charge-offs:
Commercial	(2,020)	(1,561)	(8,788)
Income producing - commercial real estate	(11,817)	—	—
Owner occupied - commercial real estate	—	(1,355)	(5,445)
Construction - commercial and residential	(5,636)	—	(206)
Other consumer	(50)	(79)	(1)
Total charge-offs	(19,523)	(2,995)	(14,440)

Recoveries:
Commercial	576	713	486
Owner occupied - commercial real estate	55	25	97
Construction - commercial and residential	36	1,627	499
Other consumer	6	6	18
Total recoveries	673	2,371	1,100
Net charge-offs	(18,850)	(624)	(13,340)
Provision for credit losses - loans	30,346	103	(21,274)
Balance at end of year	$85,940	$74,444	$74,965

Ratio of allowance for credit losses to total loans outstanding at year end	1.08%	0.97%	1.06%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.24%	0.01%	0.18%

The following table presents the allocation of the ACL by loan category and the percentage of allowance in each category. The allocation of the allowance at December 31, 2023 includes allowance for credit losses of $641 thousand against individually assessed loans of $66.1 million, as compared to allowance for credit losses of $5.2 million against individually assessed loans of $30.7 million at December 31, 2022. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	December 31,
	2023			2022
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$17,824	21%	18%	$15,655	21%	19%
Income producing - commercial real estate	40,050	47%	51%	35,688	48%	51%
Owner occupied - commercial real estate	14,333	16%	15%	12,702	17%	15%
Real estate mortgage - residential	861	1%	1%	969	1%	1%
Construction - commercial and residential	10,198	12%	12%	7,195	10%	12%
Construction - C&I (owner occupied)	1,992	2%	2%	1,606	2%	1%
Home equity	657	1%	1%	555	1%	1%
Other consumer	25	—%	—%	74	—%	—%
Total	$85,940	100%	100%	$74,444	100%	100%
Nonperforming Assets
As shown in the table below, the Company’s level of nonperforming assets, which is comprised of the amortized cost of loans delinquent 90 days or more, and nonaccrual loans, which includes the nonperforming portion of loan restructurings, and the carrying value of other real estate owned ("OREO") totaled $66.6 million at December 31, 2023, representing 0.57% of total assets, as compared to $8.4 million at December 31, 2022, representing 0.08% of total assets. The increase is primarily due to the increase in nonperforming loans discussed below.

The Company had no accruing loans 90 days or more past due at December 31, 2023 or December 31, 2022. Management prioritizes remaining attentive to early signs of deterioration in borrowers’ financial conditions and to taking action to mitigate risk. The Company places loans on nonaccrual status if it deems collection to be doubtful. The Company believes it is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis that its ACL at 1.08% of total loans at December 31, 2023, is adequate to absorb expected credit losses within the loan portfolio at that date.
Total nonperforming loans amounted to an amortized cost of $65.5 million at December 31, 2023, representing 0.82% of total loans, compared to $6.5 million at December 31, 2022, representing 0.08% of total loans. The increase was primarily attributable to the movement to nonaccrual of two income producing CRE loans with a total amortized cost of $38.6 million that are collateralized by office properties in Northern Virginia and received charge-offs of $9.3 million during the year ended December 31, 2023; and one owner occupied CRE loan with an amortized cost balance of $19.1 million that is collateralized by an assisted living facility in Maryland.
The CECL standard allows for institutions to evaluate individual loans in the event that the asset does not share similar risk characteristics with its original segmentation. This can occur due to credit deterioration, increased collateral dependency or other factors leading to impairment. In particular, the Company individually evaluates loans on nonaccrual and those identified as loan restructurings to borrowers experiencing financial difficulties, though it may individually evaluate other loans or groups of loans as well if it determines they no longer share similar risk with their assigned segment. Reserves on individually assessed loans are determined by one of two methods: the fair value of collateral or the discounted cash flow. Fair value of collateral is used for loans determined to be collateral dependent, and the fair value represents the net realizable value of the collateral, adjusted for sales costs, commissions, senior liens, etc. Discounted cash flow is used on loans that are not collateral dependent where structural concessions have been made and continuing payments are expected. The continuing payments are discounted over the expected life at the loan’s original contract rate and include adjustments for risk of default.
Nonperforming assets include loans that the Company considers to be individually assessed. Individually assessed loans are defined as those as to which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a loan restructuring to a borrower experiencing financial difficulties that has not shown a period of performance as required under applicable accounting standards. Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset. Generally, all appraisals associated with individually assessed loans are updated on a not less than annual basis.

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

During the year ended December 31, 2023, the Bank modified loans with a total amortized cost of $237.2 million at December 31, 2023 (3.0% of the loan portfolio). These loans received extended loan terms of between approximately one to 36 months. Five loans received a weighted average interest rate reduction of approximately 2.56%.

As of December 31, 2023, four loans that were modified in the preceding twelve months, including one loan with an amortized cost of $4.4 million that was 30 to 89 days past due and three loans with a total amortized cost of $57.7 million that were on nonaccrual status, experienced a subsequent payment default as of December 31, 2023. All other loans are performing under their modified terms.

Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant, and therefore, such modifications are not considered to be loan restructurings to a borrower experiencing financial difficulty, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing.
Included in nonperforming assets at December 31, 2023 is OREO of $1.1 million, consisting of 2 foreclosed properties. Included in nonperforming assets at December 31, 2022 was OREO of $2.0 million, consisting of 4 foreclosed properties. OREO properties are carried at the lower of cost or at fair value less estimated costs to sell.
It is the Company's policy to generally obtain third party appraisals prior to foreclosure and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were two OREO sales in 2023 and one in 2022, generating proceeds of $987 thousand and $241 thousand, respectively.

The following table shows the amounts and relevant ratios of nonperforming assets, including loans at amortized cost and OREO at the lower of cost or fair value less estimated costs to sell, at the dates indicated:

(dollars in thousands)	December 31, 2023	December 31, 2022
Nonaccrual Loans:
Commercial	$2,049	$2,488
Income producing - commercial real estate	40,926	2,000
Owner occupied - commercial real estate	19,836	17
Real estate mortgage - residential	1,946	1,913
Construction - commercial and residential	525	—
Home equity	242	—
Other consumer	—	50
Accrual loans-past due 90 days	—	—
Total nonperforming loans (1)	65,524	6,468
Other real estate owned	1,108	1,962
Total nonperforming assets	$66,632	$8,430

Coverage ratio, allowance for credit losses to total nonperforming loans	131%	1,151%
Ratio of nonperforming loans to total loans	0.82%	0.08%
Ratio of nonperforming assets to total assets	0.57%	0.08%
(1)Gross interest income of $4.2 million, and $558 thousand would have been recorded for 2023, and 2022, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $1.5 million, and $17 thousand at December 31, 2023 and 2022, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
At December 31, 2023, there were $335.8 million of Substandard loans. Substandard loans are considered potential or actual problem loans due to known information about possible or actual credit problems which causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in the reclassification to the past due, nonaccrual or restructured loan categories, as appropriate. Based upon their status as potential or actual problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.

Other Earning Assets
The Company ceased originations of first lien residential mortgage loans for secondary sale during the three months ended March 31, 2023, and completed residual origination and sales activities as of June 30, 2023. There were no residential mortgage loans held for sale at December 31, 2023, as compared to $6.7 million at December 31, 2022. The Company’s general practice was to originate and sell such loans only on a “servicing released” basis in order to enhance noninterest income.
Bank owned life insurance at December 31, 2023 amounted to $112.9 million, as compared to $111.0 million at December 31, 2022. Refer to Note 18 to Consolidated Financial Statements for further detail.
Intangible Assets
The Company recognizes a servicing asset for the computed value of servicing fees on the sales of multifamily FHA loans, the guaranteed portion of Small Business Administration ("SBA") loans and other loans sold with retained servicing which is in excess of the normal servicing fees. Assumptions related to loan term and amortization are made to arrive at the initial recorded value, which is included in intangible assets, net, on the Consolidated Balance Sheet.
For 2023, no excess servicing fees were recorded and $28 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2023, the balance of excess servicing fees was $37 thousand. For 2022, excess servicing fees of $67 thousand were recorded and $89 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2022, the balance of excess servicing fees was $65 thousand.
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
During the second quarter of 2023, Management determined that the goodwill needed to be tested for impairment. The determination was due to a triggering event which had occurred as a result of a sustained decrease in the Company's stock price and a revision in the earnings outlook in comparison to budget for the remainder of 2023 due primarily to the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent events in the banking sector. The Company performed a qualitative assessment and quantitative impairment test on its only reporting unit as of May 31, 2023. The Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company in the second quarter of 2023. In accordance with its regular schedule for impairment testing, the Company performed a second qualitative assessment and quantitative impairment test that rolled forward its second quarter of 2023 testing on its only reporting unit as of December 31, 2023. The resulting calculations indicated that the fair value exceeded the carrying amount of the Company's only reporting unit by approximately 17% and 21% as of May 31, 2023 and December 31, 2023, respectively, which resulted in a determination of no impairment loss on the Company's only reporting unit.

The method employed for the impairment testing was a combination of a risk-weighted income valuation methodology, comprising a discounted cash flow analysis, and a market valuation methodology, comprising the guideline public company method, was employed.

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
Management continues to monitor economic conditions, as future events could result in new determinations of triggering events which would require additional impairment tests of the Company's only reporting unit. Future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, Negotiable Order of Withdrawal ("NOW") accounts, savings accounts, and certificates of deposits. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank regularly utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms. Additionally, the Bank has participated in the BTFP established by Federal Reserve Bank in March 2023. The Federal Reserve announced in January 2024 that the BTFP will stop originating new loans on March 11, 2024, as scheduled. The Federal Reserve also modified the terms of the program so that the interest rate for new loans will be no lower than the interest rate on reserve balances in effect on the day the loan is made. In January 2024, prior to these announcements by the Federal Reserve, the Company borrowed an additional $500.0 million through the BTFP and refinanced $500.0 million under the program, each at an interest rate of 4.76% and a maturity date in January 2025.

For the year ended December 31, 2023, deposits were $8.8 billion as compared to $8.7 billion at December 31, 2022, an increase of 1%. The increase was primarily attributable to a $1.4 billion increase in interest bearing time deposits, offset by a $871.7 million reduction in noninterest bearing deposits and a $326.7 million reduction in savings and money market accounts as a result of an increase of disintermediation driven primarily by an increase in interest rates. The growth in interest bearing deposits was driven by the increased utilization of brokered deposits, particularly brokered time deposits, during the year ended December 31, 2023. During the year ended December 31, 2023, brokered time deposits increased by approximately $998.0 million, while other interest bearing brokered deposits decreased by approximately $977.6 million.

Noninterest bearing deposits decreased $871.7 million or 28% to $2.3 billion at December 31, 2023 as compared to $3.2 billion at December 31, 2022, while interest bearing deposits decreased by $140.8 million, or 12%. Within interest bearing deposits, money market and savings accounts collectively amounted to $3.3 billion at December 31, 2023, or 38% of total deposits, as compared to $3.6 billion, or 42% of total deposits, at December 31, 2022, a decrease of $326.7 million, or 9%.
No single depositor represented more than 10% of total deposits as of December 31, 2023. The ten largest depositors not associated with brokered pass-through relationships represented approximately 22% of total deposits in the aggregate as of December 31, 2023. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end compared to average deposit balances.

Average total deposits for the year ended December 31, 2023 were $8.9 billion, as compared to $10.1 billion for the same period in 2022, a 12% decrease.
Time deposits were $2.2 billion at December 31, 2023, which was 25% of deposits. This was an increase from $783.5 million at December 31, 2022, which was 9% of deposits. The increase in time deposits was driven by an increased utilization of brokered time deposits.
The following table summarizes time deposits in excess of $250 thousand by maturity:

(dollars in thousands)	December 31, 2023	December 31, 2022
Three months or less	$119,880	$87,959
More than three months through six months	318,353	51,746
More than three months through twelve months	368,103	108,877
Over twelve months	726,758	269,200
Total	$1,533,094	$517,782
Maturities of time deposits with balances of $250 thousand or more represented 17% and 6% of total deposits as of December 31, 2023 and 2022, respectively. See Note 10 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table in the “Net Interest Income and Net Interest Margin” section for the average rates paid on interest-bearing deposits. Time deposits of $250 thousand or more can be more volatile and more expensive than time deposits of less than $250 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.
From time to time, when appropriate in order to fund strong loan demand or account for increased deposit outflow, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm and other national brokerage networks, including IntraFi Network, LLC ("IntraFi"). Additionally, the Bank participates in the CDARS and the ICS products, which provide for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The total of reciprocal deposits at December 31, 2023 was $1.7 billion (19% of total deposits) as compared to $782.2 million (9% of total deposits) at December 31, 2022. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to obtain one way CDARS deposits and participates in IntraFi’s Insured Network Deposit, (“IND”). The Bank had $786.5 million and $1.1 billion of IND brokered deposits as of December 31, 2023 and 2022, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks change due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty with obtaining them in the future. In that event we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.

We have used brokered deposits and intend to continue to use brokered deposits as one of our funding sources to support future growth. At December 31, 2023 and 2022, total deposits included $2.5 billion and $2.5 billion of brokered deposits (excluding the CDARS and ICS two-way accounts), which represented 28.8% and 28.8% of total deposits, respectively. Brokered deposits comprised time deposits of $1.5 billion and $465.5 million, savings and money market accounts of $961.5 million and $1.3 billion, and interest-bearing transaction accounts of $108.2 million and $590.1 million at December 31, 2023 and 2022, respectively.
At December 31, 2023 and December 31, 2022, total deposits included estimated totals of $2.8 billion and $4.4 billion of uninsured deposits, which represented 31% and 51% of total deposits, respectively. The decrease in the percentage of the Bank's deposits that are uninsured was in part due to customers' increased use of the products facilitated by IntraFi that enable customers to maximize FDIC deposit insurance coverage for their deposits.

At December 31, 2023, the Company had $2.3 billion in noninterest bearing demand deposits, representing 26% of total deposits compared to $3.2 billion of noninterest bearing demand deposits at December 31, 2022, or 36% of total deposits. The decrease was primarily attributable to outflows from noninterest bearing deposits, money market and savings accounts which was partially offset by the increase in time deposits. Average noninterest bearing deposits over total deposits for years ended December 31, 2023 and 2022 were 28% and 38%, respectively. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $30.6 million at December 31, 2023 compared to $35.1 million at December 31, 2022. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed MBS. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
At December 31, 2023 the Company had $2.2 billion in time deposits, an increase of $1.4 billion from year end December 31, 2022. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered certificates of deposits ("CDs") to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning. Throughout the year, the Bank raised rates in most of its time deposit accounts in response to the increased disintermediation of deposits, and the current rate environment with continued rate increases.

The following tables summarize the Company's borrowings at December 31, 2023 and 2022 and activities on borrowings for the years ended December 31, 2023 and 2022:

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Interest Rates (1)
December 31, 2023:
Customer repurchase agreements	$30,587	$—	$30,587	3.42%

FRB BTFP secured borrowings	1,300,000	—	1,300,000	4.53%
Subordinated notes, 5.75%	70,000	(82)	69,918	5.75%
Total	$1,400,587	$(82)	$1,400,505

December 31, 2022:
Customer repurchase agreements	$35,100	$—	$35,100	2.94%

FHLB secured borrowings	975,001	—	975,001	4.57%
Subordinated notes, 5.75%	70,000	(206)	69,794	5.75%
Total	$1,080,101	$(206)	$1,079,895

	Years Ended December 31,
	2023		2022
(dollars in thousands)	Average Daily Balance (2)	Maximum Month-End Balance (2)	Average Daily Balance (2)	Maximum Month-End Balance (2)
Customer repurchase agreements and federal funds purchased	$36,663	$54,851	$30,745	$47,946

FHLB secured borrowings	$549,522	$1,770,156	$172,408	$975,001
FRB BTFP secured borrowings	$971,507	$1,300,001	$—	$—
Subordinated notes, 5.75%	$70,000	$70,000	$70,000	$70,000
(1)Represent the weighted average interest rate on customer repurchase agreements, borrowings outstanding and the coupon interest rate on the subordinated notes, which approximates the effective interest rate.
(2)The average daily balance and maximum month-end balance are calculated on the principal balance on the borrowings.

The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at December 31, 2023 and 2022.

At December 31, 2023 and 2022, the Company had no outstanding balances and $975.0 million, respectively, of FHLB advances borrowed as part of the overall asset liability strategy. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios. Additionally, at December 31, 2023, the Company had a $1.3 billion one year fixed rate advance from the BTFP as part of the overall asset liability strategy and to support loan growth. In January 2024, the Company borrowed an additional $500.0 million of BTFP financing and refinanced approximately $500.0 million at 4.76%, which mature in January 2025. The remaining approximately $800.0 million matures in March 2024. Outstanding BTFP advances are secured by collateral consisting of specifically pledged qualifying investment securities.

The subordinated notes outstanding at December 31, 2023 and 2022 consisted of the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024. The Company is considering various options to finance the upcoming maturity of the subordinated debt, and the Company may seek to issue new subordinated notes or other debt securities to replace those that are maturing, or fund the maturity through other means. Given prevailing interest rates, any new debt securities to refinance the subordinated notes are expected to have a higher interest rate than the subordinated notes. For additional information on the Company’s subordinated notes, please refer to Note 12 to the Consolidated Financial Statements, as well as the “Capital Resources and Adequacy” section below.

CONTRACTUAL OBLIGATIONS
The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments except for its loan commitments, as shown in Note 20 to the Consolidated Financial Statements. The following table shows details on these fixed and determinable obligations as of December 31, 2023, in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity (1)	$6,590,572	$—	$—	$—	$6,590,572
Time deposits (1)	1,445,395	756,763	15,309	—	2,217,467
Borrowed funds (2)	1,400,505	—	—	—	1,400,505
Operating lease obligations	6,564	8,593	4,525	3,556	23,238
Outside data processing (3)	5,450	11,568	13,382	—	30,400
George Mason sponsorship (4)	675	1,388	1,400	4,675	8,138
LIHTC investments (5)	16,292	6,340	518	735	23,885
Total	$9,465,453	$784,652	$35,134	$8,966	$10,294,205
(1)Excludes accrued interest payable at December 31, 2023.
(2)Borrowed funds include customer repurchase agreements and other borrowings.
(3)The Bank has outstanding obligations under its current core data processing contract that expire in June 2029 and one other vendor arrangement that relates to network infrastructure and data center services that expires in December 2024.
(4)The Bank has the option of terminating the George Mason University ("George Mason") agreement at the end of contract years 10 and 15 (that is, effective June 30, 2025 or June 30, 2030). Should the Bank elect to exercise its right to terminate the George Mason contract, contractual obligations would decrease $3.5 million and $3.6 million for the first option period (years 11-15) and the second option period (16-20), respectively.
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
Loan commitments outstanding and lines and letters of credit at December 31, 2023 and 2022 were as follows:

(dollars in thousands)	2023	2022
Unfunded loan commitments	$1,981,334	$2,335,735
Unfunded lines of credit	98,614	107,919
Letters of credit	87,146	100,196
Interest rate lock commitments	—	6,963
Total	$2,167,094	$2,550,813
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 19 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2023 and 2022.
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
Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2023, approximately 71% of the dollar amount of standby letters of credit was collateralized.
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
LIQUIDITY MANAGEMENT
Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. Approximately 60% of the Company's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. As of December 31, 2023, the unrealized losses recorded on the available-for-sale securities were acting as a deterrent to any sale of those securities to raise liquidity. However, these securities are utilized as pledged assets that provide secondary liquidity through the form of additional available borrowings. Investment securities that are classified as held-to-maturity can also be used as collateral to pledge against additional borrowings. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial.
The following table summarizes the Company's secondary sources of liquidity in use and available at December 31, 2023:

(dollars in thousands)	Secondary Sources of Liquidity in Use	Secondary Sources of Liquidity Available
Unsecured brokered deposits (1)	$977,915	$1,950,803
FHLB secured borrowings	—	1,271,846
FRB:
BTFP secured borrowings	1,300,000	598,870
Discount window secured borrowings	—	601,504
Federal funds lines	—	155,000
Customer repurchase agreements	30,587	—
Raymond James repurchase agreement	—	17,993

Unpledged assets: (2)
Interest-bearing deposits with banks	N/A	36,215
Investment securities	N/A	292,258
Total	$2,308,502	$4,924,489

(1)The available liquidity from the unsecured brokered deposits represents unsecured funds under one-way CDARS and ICS brokered deposits that would require then current market rates and be dependent on the availability of funds in those networks.
(2)Comprise unencumbered assets that could be liquidated or used as collateral to obtain additional liquidity through debt financing.

The funding mix has continued to change throughout the year ended December 31, 2023. Deposits at year end were $8.8 billion and $8.7 billion at December 31, 2023 and 2022, respectively. The increase was primarily attributable to a $1.4 billion increase in interest bearing time deposits, offset by a $871.7 million reduction in noninterest bearing deposits and a $326.7 million reduction in savings and money market accounts as a result of an increase of disintermediation driven primarily by an increase in interest rates. The growth in interest bearing deposits was driven by the increased utilization of brokered deposits, particularly brokered time deposits, during the year ended December 31, 2023, as discussed in "Deposits and Other Borrowings" above. Borrowings were $1.4 billion and $1.0 billion at December 31, 2023 and December 31, 2022, respectively. The increase in borrowings was due to the utilization of BTFP borrowings during the year ended December 31, 2023.

Additionally, the Bank can purchase up to $155.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2023 and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.7 billion, against which there was $94 million outstanding at December 31, 2023. At December 31, 2023, the Bank also has custodial agreements with various broker-dealers through IntraFi's IND program which provided $786.5 million of brokered deposits.
At December 31, 2023, the Bank was also eligible to make advances from the FHLB up to $1.3 billion based on assets pledged as collateral to the FHLB, against which there was no outstanding amount as of December 31, 2023. The Bank had FHLB borrowings of $975.0 million outstanding at December 31, 2022, which were repaid during the year ended December 31, 2023. The Bank posted additional collateral to the FHLB during the year ended December 31, 2023 to increase its eligibility for advances to meet its ongoing liquidity needs and expects to continue utilizing this source of funding in the future.

In March 2023, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of the BTFP. The BTFP provides eligible depository institutions, including the Bank, an additional source of liquidity. At December 31, 2023, the Bank had eligible collateral and borrowing capacity with the BTFP of $1.9 billion on assets that have been pledged, of which $1.3 billion was outstanding. This alternative source of liquidity is being utilized for balance sheet optimization. The Federal Reserve announced in January 2024 that the BTFP will stop originating new loans on March 11, 2024, as scheduled. The Federal Reserve also modified the terms of the program so that the interest rate for new loans will be no lower than the interest rate on reserve balances in effect on the day the loan is made. In January 2024, prior to these announcements by the Federal Reserve, the Company borrowed an additional $500.0 million through the BTFP and refinanced $500.0 million under the program at an interest rate of 4.76% and a maturity in January 2025. The remaining $800.0 million matures in March 2024. Once the BTFP program terminates and in light of the changes to the BTFP's terms, we may be required to rely on other, potentially more expensive, sources of liquidity.

The Bank's aggregate borrowing capacity at December 31, 2023 was $2.2 billion, which consists of $1.9 billion of additional aggregate capacity to borrow from the FHLB and BTFP on assets that have been pledged. The Bank also has unencumbered securities totaling approximately $292.3 million available for pledging to the FHLB or the BTFP for additional borrowing capacity.

The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $601.5 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only. There can be no assurance, however, that these alternative sources of liquidity will continue to be available or will be sufficient to meet our ongoing liquidity needs.

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

There is, however, a risk that the cost of funds will increase significantly as the Bank competes for deposits or that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run, but the use of such sources may negatively impact our net interest margin and our earnings. The mix of sources used in the year ended December 31, 2023 negatively impacted our net interest margin and earnings, as expected in an economic environment with rising interest rates. There can be no assurance that the mix of sources of funds available to us at any particular time in the future will be adequate to meet our future liquidity needs. However, the market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a high interest rate environment. The potential outflow of such deposits is a risk unless we pay a more competitive rate of interest on them, which could significantly and negatively impact the Bank’s interest expense and net interest margin, as the transfer of some noninterest-bearing deposits to interest-bearing deposits did in 2023. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee ("ALCO") has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. During the year ended December 31, 2023, average short term liquidity was $2.6 billion, which is above the Bank's average needs. Secondary sources of liquidity at December 31, 2023 were $4.9 billion, which include the FHLB, BTFP, other insured brokered deposit sweep programs, unpledged securities, Fed funds lines, and the FRB Discount Window. At December 31, 2023, the Company held total securities available to be pledged with a par balance of $292.3 million. At December 31, 2023, under the Bank’s liquidity formula, it had $5.9 billion of primary and secondary liquidity sources. Management believes the amount is adequate to meet current and projected funding needs.

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
The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. Although growth in that segment over the past 36 months at 7% did not exceed the 50% threshold laid out in the regulatory guidance, we expect the heightened supervisory expectations to continue to apply to us given the federal banking regulators’ general focus on commercial real estate exposures at banks.

At December 31, 2023, we did exceed the construction, land development, and other land acquisitions regulatory concentration threshold, and we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 111% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio.

Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, as our commercial real estate concentration fluctuates each quarter, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company seeks to manage the risks relating to commercial real estate and its capital adequacy through the development and implementation of its Capital Policy and Capital Plan, the preparation of pro-forma projections including stress testing and the development of internal minimum targets for regulatory capital ratios that are subject to approval by the Board and in excess of well capitalized ratios (as defined in the section “Regulation” above).

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
At December 31, 2023, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt and the qualifying portion of the ACL. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET1 ratio is the Tier 1 capital ratio but excluding preferred stock.
The FRB and the FDIC have adopted the Basel III Rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain a CET1 ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. See the “Regulation” section for additional information regarding regulatory capital requirements.
The Company’s capital position remained strong for the year ended December 31, 2023 as a result of continued earnings, continued improvements in economic conditions and strong asset quality. As a result of the Company’s strong capital position and earnings, we were able to continue with our quarterly dividend. The Company announced a regular quarterly cash dividend on December 19, 2023 of $0.45 per share to shareholders of record on January 11, 2024 and it was paid on January 31, 2024.

The Company’s capital ratios were all well in excess of guidelines established by the Federal Reserve Board and the Bank’s capital ratios were in excess of those required to be classified as a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company’s and Bank’s capital ratios at December 31, 2023 and December 31, 2022 are shown in Note 21 to the Consolidated Financial Statements.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Asset/Liability Management of Interest Rate Risk
A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The Bank’s ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and overseen by the Audit Committee and the full Board and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows to provide net interest income growth consistent with the Company’s profit objectives.

During the year ended December 31, 2023, the Company was able to produce a net interest margin of 2.53% as compared to 2.93% during the same period in 2022 and continues to manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits.
During 2023, average market interest rates were increased across the yield curve as compared to the 2022 year end. As compared to the year 2022, the average two year U.S. Treasury rate in 2023 increased by 159 basis points from 2.99% to 4.58%. The average five year U.S. Treasury rate increased by 106 basis points from 3.00% to 4.06% while the average ten year U.S. Treasury rate increased by 101 basis points from 2.95% to 3.96%. The Company’s cost of interest bearing deposits increased by 96 basis points across its interest-bearing deposits, which comprise 74% of its total deposits, at December 31, 2023. In that environment, the Company's result for net interest spread in 2023 was 1.28% compared to 2.33% for the year of 2022.

The decline in the net interest spread was due primarily to an increase in the rate on funding costs, of which lower average liquidity was a factor in ultimately reducing the net interest spread. The Company believes that the change in the net interest spread for the full year 2023 has been consistent with its risk analysis at December 31, 2022 when accounting for balance sheet volume and mix changes. On an annual basis, the Company back-tests the actual change in its net interest spread against expected change and actual market interest rate movements and other factors impacting actual as compared to projected results.

Although the Company has experienced net interest margin compression during the year ended December 31, 2023, the Company's interest rate risk modeling shows net interest margin expansion in an increasing rate environment. The model's prediction is the result of increases in both interest income on variable and adjustable rate loans and interest expense on its deposit liabilities, based on our funding needs, market conditions and certain contractual obligations but with no changes in the mix of assets or liabilities or the spreads we are able to earn. The model also assumes a stable interest rate environment after the programmed rate change, allowing assets and liabilities to reprice at their schedule in a stable environment, which may be quite different than real world conditions. Interest rate floors on certain of the Company's variable and adjustable rate loans may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded, although this is not relevant for the current rate environment with most variable rate loans well above their floor rate. The weighted average rate of the Company's variable rate loans increased by approximately 85 basis points from December 31, 2022 to December 31, 2023 in connection with the increase in 100 basis points for the same period in Fed Funds rate hikes caused by actions taken by the Federal Reserve Bank. At December 31, 2023, the Company had a portfolio of $3.0 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 7.99%. At December 31, 2023, only $183.9 million of loans held by the Company were earning interest at their floor rate, as compared to $241.0 million at December 31, 2022. The majority of those loans are expected to reset at rates higher than their floor at their next rate reset date.

The loan portfolio increased throughout 2023. The re-pricing duration on the loan portfolio was 12 months at December 31, 2023 and 13 months at December 31, 2022, with fixed-rate loans amounting to 38% of total loans at December 31, 2023 and 2022. Variable and adjustable rate loans comprised 62% of total loans at December 31, 2023 and 2022. Variable rate loans are generally indexed to either the one-month London Interbank Offered Rate (“LIBOR”) (prior to the June 30, 2023 LIBOR cessation date), with fallback language to reference the Secured Overnight Funding Rate ("SOFR"), or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. The few remaining loans that were still tied to LIBOR based rates on June 30, 2023 were transitioned to their appropriate fallback rate on July 3, 2023.

In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio with the goal of managing the balance between yield and risk in its portfolio of MBS. Further, the Company has been principally collecting cash flows from the investment portfolio to provide liquidity. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. At December 31, 2023, the amortized cost less allowance of the investment portfolio decreased by $213.2 million, or 7.4%, as compared to the balance at December 31, 2022.
The percentage mix of municipal securities was 5% of total investments at December 31, 2023 and 2022. The portion of the portfolio invested in MBS was 61% and 63% at December 31, 2023 and 2022. The portion of the portfolio invested in U.S. agency investments was 27% at December 31, 2023 and 25% at December 31, 2022. Corporate bonds made up 5% of total investments at December 31, 2023 and 2022. U.S. treasury bonds were 2% of total investments at December 31, 2023 and 2022. The duration of the investment portfolio decreased to 4.4 years at December 31, 2023 from 4.8 years at December 31, 2022.

At December 31, 2023, $79.3 million of corporate bonds were subordinated debt from other financial institutions. Corporate bonds generally, and subordinated debt in particular, pose credit risk such that if any of these issuers were to enter bankruptcy or insolvency proceedings, we could experience losses that may be material to operating results and our financial condition. We may also experience increases in provisions for credit losses, adversely affecting our net income, if the creditworthiness of the issuers declines, whether due to idiosyncratic factors, economic conditions generally or otherwise.

The Company has credit Risk Participation Agreements ("RPAs") with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative and have an asset position with a notional value of $49.5 million as of December 31, 2023. The changes in fair value for these contracts are recognized directly in earnings.
The duration of the deposit portfolio decreased to 28 months at December 31, 2023 from 29 months at December 31, 2022. The Company experienced a total deposit increase of $94.9 million for the year ended December 31, 2023 as compared to a total loan increase of $333.1 million for the same period. The shortfall was funded by increased borrowings, primarily with BTFP borrowings during the year ended December 31, 2023. The funding mix has continued to change throughout the year ended December 31, 2023. Deposits at year end were $8.8 billion and $8.7 billion at December 31, 2023 and 2022, respectively. The increase was primarily attributable to a $1.4 billion increase in interest bearing time deposits, offset by a $871.7 million reduction in noninterest bearing deposits and a $326.7 million reduction in savings and money market accounts as a result of an increase of disintermediation driven primarily by an increase in interest rates. The growth in interest bearing deposits was driven by the increased utilization of brokered deposits, particularly brokered time deposits, during the year ended December 31, 2023, as discussed in "Deposits and Other Borrowings" above. Additionally, the Company’s cost of interest increased by 269 basis points across its interest-bearing deposits, which comprise 74.12% of its total deposits, at December 31, 2022.

The net unrealized loss before income tax on the investment securities available-for-sale portfolio was $162.0 million and $205.3 million at December 31, 2023 and 2022, respectively. At December 31, 2023, the net unrealized loss position represented 9.72% of the investment portfolio's book value.

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
The Company employs an earnings simulation model (immediate parallel shifts along the yield curve) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, deposit decay rates, and the level of noninterest income and noninterest expense. Further discussion of the limitations of this analysis are listed below and in Item 1A. Risk Factors. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300 and 400 basis points or down 100, 200 and 300 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2023. In addition to analysis of simultaneous changes in interest rates along the yield curve, an analysis of changes based on interest rate “ramps” is also performed. Such analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at December 31, 2023, the simulation assumes a 100 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points and assumes a 100 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The Bank does have deposits with contractual terms which means these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall measure of the correlation between deposit costs and market rate changes is modeled at 100%. At December 31, 2022, the Company assumed a 70 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates, with a floor of 10 basis points and 0 basis points on decreasing and increasing rate shock scenarios, respectively.

Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the interest rate risk model. If this were to occur, the effects of a rising or declining interest rate environment may not be in accordance with management’s expectations.
As quantified in the table below, the Company’s analysis at December 31, 2023 shows a moderate effect on net interest income over the next 12 months, as well as a moderate effect on the economic value of equity when interest rates are shocked down 100, 200 and 300 basis points and up 100, 200, 300 and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. The repricing duration of the investment portfolio at December 31, 2023 is 4.4 years, the loan portfolio 1.0 years, the interest bearing deposit portfolio 1.2 years, and the borrowed funds portfolio 0.3 years.
The following table reflects the result of the simulation analysis on the December 31, 2023 asset and liability balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	(1.1)%	(2.7)%	(6.1)%
+300	(0.7)%	(1.7)%	(4.1)%
+200	(0.6)%	(1.4)%	(2.5)%
+100	(0.4)%	(0.9)%	(1.0)%
—	—	—	—
(100)	3.0%	8.4%	0.3%
(200)	6.9%	19.1%	(1.0)%
(300)	11.0%	30.5%	(4.7)%
The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change. The impact of (0.4)% in net interest income and (0.9)% in net income given a 100 basis point increase in market interest rates at December 31, 2023 compares to 9.9% in net interest income and 16.4% in net income for the same period in 2022 and reflects in large measure the beta factor discussion above. At the end of 2023 compared in the end of 2022, increasing rates do not lead to increased income because we model that rate increases pass through to our borrowers basis point for basis point as opposed to the prior year where our model suggested rising rates would not be fully passed on to depositors. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at December 31, 2023 are not believed to be excessive.

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

While an instantaneous parallel shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a non-immediate parallel shifts in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, the various rate indexes do not move in parallel (e.g. SOFR, Fed Funds), hedging activities we might take and changing product spreads that could mitigate any potential beneficial or adverse impact of changes in interest rates.
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
1.Report of Independent Registered Public Accounting Firm (PCAOB ID 173)
Shareholders and the Board of Directors of Eagle Bancorp, Inc.
Bethesda, Maryland

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

The ACL estimation process for loans applies economic forecast scenarios over a reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. These historical loss rates are then modified to incorporate a reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments.

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

Testing of internal controls over:

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

Goodwill Impairment Analysis

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. As described in Note 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $104,168,000 as of December 31, 2023, which is allocated to the Company's single reporting unit.

Goodwill is tested for impairment at least annually or on an interim basis if an event triggering an impairment assessment is determined to have occurred. In the second quarter of 2023, management determined that a triggering event had occurred as a result of a sustained decrease in the Company's stock price and as a result of a revision in the earnings outlook in comparison to budget for the remainder of 2023 due primarily to the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent events in the banking sector. The Company performed a qualitative assessment and quantitative impairment test on its only reporting unit as of May 31, 2023, and determined that there was no impairment. The Company performed a second qualitative assessment and quantitative impairment test on its only reporting unit as of December 31, 2023, which resulted in a determination of no impairment.

The quantitative goodwill impairment tests performed on the interim and annual basis involved a high degree of management judgment and the use of subjective assumptions in the determination of the fair value of a reporting unit. The Company used a combination of a risk-weighted income valuation methodology, comprising a discounted cash flow analysis, and a market valuation methodology, to determine the fair value of the reporting unit. The discounted cash flow analysis included the use of assumptions such as multi-year cash projections that rely on internal forecasts and discount rate. The market approach considers a combination of price to tangible book value and price to earnings, adjusted based on peer data for companies similar to the reporting unit.

We determined that auditing the interim and annual quantitative goodwill impairment tests was a critical audit matter because of the extent of auditor judgment applied and audit effort to evaluate the significant judgment and assumptions made by management in the determination of the fair value of the reporting unit, including the need to use the firm valuation specialists. The principal considerations resulting in our determination included the significant auditor judgment and audit effort in evaluating the following:

•The reasonableness of assumptions utilized in the discounted cash flow analysis including the discount rate and multi-year cash projections.
•The reasonableness of assumptions utilized in the market approach including the selected peer data, and price to tangible book value and price to earnings assumptions.

Our audit procedures to address the critical audit matter included:

Testing of internal controls over:

•Management’s review for completeness and accuracy of internal data, and evaluation of the relevance and reliability of external data used in the quantitative goodwill impairment tests.
•Management’s evaluation of the reasonableness of the valuation methodologies, and significant assumptions used in the discounted cash flow analysis including the discount rate and multi-year cash projections.
•Management’s selection and review of selected peer market data, and price to tangible book value and price to earnings assumptions.

Substantively testing management’s estimate, which included:

•Testing the completeness and accuracy of key financial internal data, and evaluation of the relevance and reliability of external data.

•With the assistance of firm valuation specialists, evaluating the appropriateness of valuation methodologies, and testing significant assumptions used in the discounted cash flow analysis including the discount rate and multi-year cash projections.
•Testing the reasonableness of the peer group selected, and assumptions related to price to tangible book value and price to earnings assumptions.

/s/ Crowe LLP

We have served as the Company's auditor since 2021.

Washington, D.C.
February 29, 2024

EAGLE BANCORP, INC.
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$9,047	$12,655
Federal funds sold	3,740	33,927
Interest-bearing deposits with banks and other short-term investments	709,897	265,272
Investment securities available-for-sale (amortized cost of $1,668,316 and $1,803,898, respectively, and allowance for credit losses of $17 and $17, respectively)	1,506,388	1,598,666
Investment securities held-to-maturity, net of allowance for credit losses of $1,956 and $766, respectively (fair value of $901,582 and $968,707, respectively)	1,015,737	1,093,374
Federal Reserve and Federal Home Loan Bank stock	25,748	65,067
Loans held for sale	—	6,734
Loans	7,968,695	7,635,632
Less allowance for credit losses	(85,940)	(74,444)
Loans, net	7,882,755	7,561,188
Premises and equipment, net	10,189	13,475
Operating lease right-of-use assets	19,129	24,544
Deferred income taxes	86,620	96,567
Bank-owned life insurance	112,921	110,998
Goodwill and intangible assets, net	104,925	104,233
Other real estate owned	1,108	1,962
Other assets	176,334	162,192
Total Assets	$11,664,538	$11,150,854

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$2,279,081	$3,150,751
Interest-bearing transaction	997,448	1,138,235
Savings and money market	3,314,043	3,640,697
Time deposits	2,217,467	783,499
Total deposits	8,808,039	8,713,182
Customer repurchase agreements	30,587	35,100
Borrowings	1,369,918	1,044,795
Operating lease liabilities	23,238	29,267
Reserve for unfunded commitments	5,590	5,857
Other liabilities	152,883	94,332
Total Liabilities	10,390,255	9,922,533

Shareholders’ Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 29,925,612 and 31,346,903, respectively	296	310
Additional paid-in capital	374,888	412,303
Retained earnings	1,061,456	1,015,215
Accumulated other comprehensive loss	(162,357)	(199,507)
Total Shareholders’ Equity	1,274,283	1,228,321
Total Liabilities and Shareholders’ Equity	$11,664,538	$11,150,854
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,
(dollars in thousands, except per share data)

	2023	2022	2021
Interest Income
Interest and fees on loans	$518,080	$358,967	$337,749
Interest and dividends on investment securities	54,660	51,481	23,205
Interest on balances with other banks and short-term investments	52,300	13,304	3,511
Interest on federal funds sold	287	861	31
Total interest income	625,327	424,613	364,496
Interest Expense
Interest on deposits	257,544	83,261	27,772
Interest on customer repurchase agreements	1,218	356	51
Interest on borrowings	76,019	8,129	12,159
Total interest expense	334,781	91,746	39,982
Net Interest Income	290,546	332,867	324,514
Provision for (Reversal of) Credit Losses	31,536	266	(20,821)
(Reversal of) Provision for Unfunded Commitments	(267)	1,477	(1,119)
Net Interest Income After Provision for (Reversal of) Credit Losses	259,277	331,124	346,454

Noninterest Income
Service charges on deposits	6,455	5,399	4,562
Gain on sale of loans	418	3,702	14,045
Net (loss) gain on sale of investment securities	(11)	(169)	2,964
Increase in the cash surrender value of bank-owned life insurance	2,659	2,547	2,059
Other income	12,015	12,175	16,755
Total noninterest income	21,536	23,654	40,385
Noninterest Expense
Salaries and employee benefits	86,096	84,053	88,398
Premises and equipment expenses	12,606	13,218	14,876
Marketing and advertising	3,359	4,721	4,165
Data processing	13,083	12,171	11,709
Legal, accounting and professional fees	10,787	8,583	11,510
FDIC insurance	11,853	4,969	5,897
SEC/FRB penalties	—	22,977	—
Other expenses	15,509	14,406	12,610
Total noninterest expense	153,293	165,098	149,165
Income Before Income Tax Expense	127,520	189,680	237,674
Income Tax Expense	26,986	48,750	60,983
Net Income	$100,534	$140,930	$176,691

Earnings Per Common Share
Basic	$3.31	$4.40	$5.53
Diluted	$3.31	$4.39	$5.52
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,
(dollars in thousands)

	2023	2022	2021
Net Income	$100,534	$140,930	$176,691

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	32,519	(140,926)	(27,923)
Reclassification adjustment for net losses (gains) included in net income	8	111	(2,203)
Total unrealized gain (loss) on investment securities	32,527	(140,815)	(30,126)
Unrealized loss on securities transferred to held-to-maturity	—	(49,095)	—
Amortization of unrealized loss on securities transferred to held-to-maturity	4,805	4,361	—
Total unrealized gain (loss) on investment securities held-to-maturity	4,805	(44,734)	—
Unrealized (loss) gain on derivatives	(182)	284	—
Reclassification adjustment for loss included in net income	—	—	384
Total unrealized (loss) gain on derivatives	(182)	284	384
Other comprehensive income (loss)	37,150	(185,265)	(29,742)
Comprehensive Income (Loss)	$137,684	$(44,335)	$146,949
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands, except share data)

	Common		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2021	31,779,663	$315	$427,016	$798,061	$15,500	$1,240,892

Net Income	—	—	—	176,691	—	176,691
Other comprehensive loss, net of tax	—	—	—	—	(29,742)	(29,742)
Stock-based compensation expense	—	—	7,811	—	—	7,811
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(24,429)	1	(1)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	15,686	—	—	—	—	—
Time based stock awards granted	179,624	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	12,723	—	496	—	—	496
Cash dividends declared ( $1.40 per share)	—	—	—	(44,691)	—	(44,691)
Common stock repurchased	(13,175)	—	(682)	—	—	(682)
Balance at December 31, 2021	31,950,092	316	434,640	930,061	(14,242)	1,350,775

Net Income	—	—	—	140,930	—	140,930
Other comprehensive loss, net of tax	—	—	—	—	(185,265)	(185,265)
Stock-based compensation expense	—	—	9,899	—	—	9,899
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	3,289	—	97	—	—	97
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(70,286)	2	(2)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	21,026	—	—	—	—	—
Time based stock awards granted	166,471	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	14,611	—	748	—	—	748
Cash dividends declared ($1.75 per share)	—	—	—	(55,776)	—	(55,776)
Common stock repurchased	(738,300)	(8)	(33,079)	—	—	(33,087)
Balance at December 31, 2022	31,346,903	310	412,303	1,015,215	(199,507)	1,228,321

Net Income	—	—	—	100,534	—	100,534
Other comprehensive income, net of tax	—	—	—	—	37,150	37,150
Stock-based compensation expense	—	—	10,018	—	—	10,018
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	(59,992)	1	(1)	—	—	—
Vesting of performance based stock awards, net of shares withheld for payroll taxes	27,296	—	—	—	—	—
Time based stock awards granted	190,256	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	21,149	—	586	—	—	586
Cash dividends declared ($1.80 per share)	—	—	—	(54,293)	—	(54,293)
Common stock repurchased	(1,600,000)	(15)	(48,018)	—	—	(48,033)
Balance at December 31, 2023	29,925,612	$296	$374,888	$1,061,456	$(162,357)	$1,274,283
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31,
(dollars in thousands)

	2023	2022	2021
Cash Flows From Operating Activities:
Net Income	$100,534	$140,930	$176,691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	31,536	266	(20,821)
(Reversal of) provision for unfunded commitments	(267)	1,477	(1,119)
Depreciation and amortization	3,480	3,319	5,874
Gains on sale of loans	(418)	(3,702)	(14,045)
Loss (gain) on mortgage servicing rights	142	(837)	(679)
Securities premium amortization, net	6,189	9,011	4,031
Origination of loans held for sale	(29,690)	(299,317)	(1,156,281)
Proceeds from sale of loans held for sale	36,842	343,503	1,211,313
Deferred income tax (benefit) expense	(3,377)	6,560	5,770
Net gain on sale of other real estate owned	(134)	(248)	(1,266)
Net increase in cash surrender value of bank owned life insurance	(2,659)	(2,547)	(2,059)
Net loss (gain) on sale of investment securities	11	169	(2,964)
Stock-based compensation expense	10,018	9,899	7,811
(Increase) decrease in other assets	(14,976)	(26,162)	1,358
Increase in other liabilities	58,395	12,581	24,823
Net cash provided by operating activities	195,626	194,902	238,437
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	—	(425,263)	(2,029,434)
Proceeds from maturities of available-for-sale investment securities	123,782	261,999	313,921
Proceeds from sale/call of available-for-sale investment securities	8,303	6,225	201,034
Purchase of held-to-maturity investment securities	—	(290,740)	—
Proceeds from maturities from held-to-maturity investment securities	78,251	115,777	—
Proceeds from call of held-to-maturity investment securities	2,906	8,350	—
Purchases of Federal Reserve and Federal Home Loan Bank stock	(299)	(30,914)	(218)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	39,618	—	6,169
Net change in loans	(351,913)	(570,977)	511,120
Proceeds from sale of SBA PPP loans	—	—	170,154
Redemption (purchase) of bank-owned life insurance	736	338	(30,000)
Proceeds from sale of other real estate owned	987	241	4,618
Purchases of premises and equipment	(70)	(2,113)	(5,286)
Net cash used in investing activities	(97,699)	(927,077)	(857,922)
Cash Flows From Financing Activities:
(Decrease) increase in deposits	94,857	(1,268,358)	792,337
(Decrease) Increase in customer repurchase agreements	(4,513)	11,182	(2,808)
Increase (decrease) in borrowings	324,999	675,001	(200,000)
Proceeds from exercise of equity compensation plans	—	97	—
Proceeds from employee stock purchase plan	586	748	496
Common stock repurchased	(48,033)	(33,087)	(682)
Cash dividends paid	(54,993)	(55,776)	(44,691)
Net cash provided by (used in) financing activities	312,903	(670,193)	544,652
Net Increase (Decrease) in Cash and Cash Equivalents	410,830	(1,402,368)	(74,833)
Cash and Cash Equivalents at Beginning of Period	311,854	1,714,222	1,789,055
Cash and Cash Equivalents at End of Period	$722,684	$311,854	$1,714,222
Supplemental Cash Flow Information:
Interest paid	$376,841	$90,590	$30,989
Income taxes paid	$21,540	$23,453	$54,363
Non-Cash Operating Activities
Initial recognition of operating lease right-of-use assets	$418	$—	$9,146
Non-Cash Investing Activities
Transfers of investment securities from available-for-sale to held-to-maturity	$—	$922,975	$—
Transfers from loans to other real estate owned	$—	$475	$149
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies
The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. (the "Parent") and its subsidiaries (together with the Parent, the “Company”) with all significant intercompany transactions eliminated. EagleBank (the “Bank”), a Maryland chartered commercial bank, is the Company’s principal subsidiary. The investment in subsidiaries is recorded on the Company’s books (Parent Only) on the basis of its equity in the net assets of the subsidiary (see Note 24 "Parent Company Financial Information" for further detail). The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“GAAP”) and to general practices in the banking industry. The following is a summary of the significant accounting policies.
Nature of Operations
The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products.
The Bank was previously active in the origination and sale of residential mortgage loans, the origination of small business loans and the origination, securitization and sale of multifamily Federal Housing Administration ("FHA") loans. The Company no longer originates residential mortgages for sale as the Company ceased originations of first lien residential mortgage loans for secondary sale during the three months ended March 31, 2023, and completed residual origination and sales activities as of June 30, 2023. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan’s origination.
As of December 31, 2023, the Bank offers its products and services through thirteen banking offices, four lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, which had been offering access to insurance products and services through a referral program with a third party insurance broker, continues to receive fee income in connection with such program. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements.
Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest bearing deposits with other banks that have an original maturity of three months or less. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased, repurchase agreements and other borrowings.
Interest Bearing Deposits in Other Financial Institutions
Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.
Loans Held for Sale
The Company regularly engaged in sale of residential mortgage loans held for sale in 2022 and engages in the sale of the guaranteed portion of SBA loans originated by the Bank. In the first quarter of 2023, the Company ceased originations of first lien residential mortgage loans for secondary sale and completed residual origination and sales activities in the second quarter of 2023.

The Company carried loans held for sale at fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Income.
The Company entered into commitments to originate residential mortgage loans whereby the interest rate on the loan was determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market were considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilized either or both “best efforts” and “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “best efforts” contract, the Company committed to deliver an individual mortgage loan of a specified principal amount and quality to an investor with the intent that the buyer/investor had assumed the interest rate risk, rather than the Company. Under a “mandatory delivery” contract, the Company committed to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company failed to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it was obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. The Company managed the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage-backed securities ("MBS"), whereby the Company obtained the right to deliver securities to investors in the future at a specified price. Such contracts were accounted for as derivatives and were recorded at fair value in derivative assets or liabilities, carried on the Consolidated Balance Sheet within other assets or other liabilities, with changes in fair value recorded in other income within the Consolidated Statements of Income. The gross gains on loan sales were recognized based on new loan commitments with adjustments for price and pair-off activity. Commission expenses on loans held for sale were recognized based on loans closed.
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
The Company originates multifamily FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program. The Company securitizes these loans through the Government National Mortgage Association ("Ginnie Mae") MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and periodically bundles and sells the servicing rights. When servicing is retained on multifamily FHA loans securitized and sold, the Company computes an excess servicing asset on a loan by loan basis. Unamortized multifamily FHA mortgage servicing rights ("MSRs") totaled $2.3 million as of December 31, 2023 and $2.4 million as of December 31, 2022.
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
Premiums and discounts on investment securities held-to-maturity, like available-for-sale securities, are amortized or accreted to the earlier of call or maturity based on expected lives, which include prepayment adjustments and call optionality. Interest income included amortization of $10.9 million, which was partially offset by accretion of $4.7 million for the period ended December 31, 2023.
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

The Company does not intend to sell the held-to-maturity investments, and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.
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
Allowance for Credit Losses

The following table presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Income for the applicable periods:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Provision for (reversal of) credit losses- loans	$30,346	$103	$(21,275)
Provision for credit losses - HTM debt securities	1,190	766	—
(Reversal of) provision for credit losses - AFS debt securities	—	(603)	454
Total	$31,536	$266	$(20,821)

Allowance for Credit Losses - Loans
The allowance for credit losses ("ACL") - Loans is an estimate of the expected credit losses in the loans held for investment portfolio. The Company's ACL on its loan portfolio is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries are recorded to the extent they do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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
The Company uses a loan-level PD/LGD cash flow method with an EAD model to estimate expected credit losses. In accordance with ASC 326, expected credit losses are measured on a collective (pooled) basis for financial assets with similar risk characteristics. The bank groups collectively assessed loans using a call report code. Some unique loan types, such as Paycheck Protection Program ("PPP") loans, are grouped separately due to their specific risk characteristics.

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
For our cash flow model, management utilizes and forecasts regional unemployment by using a national forecast and estimating a regional adjustment based on historical differences between the two as the loss driver over our reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. In 2023, the improvement in economic conditions, which impacted the unemployment projections, which inform our current expected credit losses ("CECL") economic forecast, along with improvements in credit quality, offset by an increase in charge offs, resulted in minor fluctuations in the levels of our ACL during 2023. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
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

The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and in specific reserves assigned on an individual basis as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to the Risk Committee. The committees' reports to the Board of Directors (the "Board") are part of the Board's review on a quarterly basis of our consolidated financial statements.
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
Goodwill is subject to impairment testing at the reporting unit level, which must be conducted either at least annually, or when events or changes in circumstances indicate the assets might be impaired and/or upon the occurrence of a triggering event. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. Goodwill is recorded and evaluated for impairment at its reporting unit, the Company. The Company's policy is to test goodwill for impairment annually as of December 31, or on an interim basis if an event triggering an impairment assessment is determined to have occurred.

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

In the second quarter of 2023, Management determined that a triggering event had occurred as a result of a sustained decrease in the Company's stock price and as a result of a revision in the earnings outlook in comparison to budget for the remainder of 2023 due primarily to the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent events in the banking sector. The Company performed a qualitative assessment and quantitative impairment test on its only reporting unit as of May 31, 2023 and determined that there was no impairment as the fair value exceeded the carrying amount of the Company. In accordance with its regular schedule for impairment testing, the Company performed a second qualitative assessment and quantitative impairment test that rolled forward its second quarter of 2023 testing on its only reporting unit as of December 31, 2023, which resulted in a determination of no impairment. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Management continues to evaluate economic conditions for evidence of new triggering events.

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
Revenue Recognition
The majority of our revenue-generating transactions are not subject to ASC 606 "Revenue from Contracts with Customers", including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Substantially all of the Company’s revenue is generated from contracts with customers. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:
•Service charges on deposit accounts (i.e. automated teller machine ("ATM") fees) - These represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations is generally received at the time the performance obligations are satisfied.

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
The Company’s policy is to recognize interest and penalties on income taxes in other noninterest expenses. The Company remains subject to examination of income tax returns by the Internal Revenue Service, as well as all of the states where it conducts business, for the years ending after December 31, 2020. There are currently no examinations in process as of December 31, 2023.
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

Stock-Based Compensation
In accordance with ASC Topic 718, “Compensation,” the Company records as salaries and employee benefits expense on its Consolidated Statements of Income an amount equal to the amortization (over the remaining service period) of the fair value of option and restricted stock awards computed at the date of grant. Salary and employee benefits expense on variable stock grants (i.e., performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 16 - "Stock-Based Compensation" for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2023, 2022 and 2021. The Company records the discount from the fair market value of shares issued under its Employee Share Purchase Plan as a component of Salaries and employee benefits expense in its Consolidated Statement of Income.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on debt securities available for sale, debt securities transferred to HTM from AFS, and derivatives, net of taxes. Other comprehensive income (loss) is recognized as a separate component of equity.

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

New Authoritative Accounting Guidance
Accounting Standards Pending Adoption
ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative" ("ASU 2023-06") incorporates into the Accounting Standards Codification (ASC or Codification) several U.S. Securities and Exchange Commission ("SEC") disclosure requirements under Regulations S-K and S-X. The amendments in the ASU are intended to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. These requirements are similar to, but require additional information than, generally accepted accounting principles. They modify the disclosure or presentation requirements of a variety of Topics in the Codification. Entities should apply the amendments in ASU 2023-06 prospectively. For entities subject to the SEC’s existing disclosure requirements and for entities that have to file or provide financial statements with or to the SEC for the purpose of selling or issuing securities that do not have contractual limits on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. As a result, the effective date will be different for each individual disclosure based on the effective date of the SEC’s deletion of the related disclosure. Early adoption is prohibited. For all other entities, the effective date will be two years later. Early adoption is permitted for these entities, but not before the provisions of the ASU become effective for entities subject to SEC’s regulation. The effective dates of the amendments are predicated on the SEC removing its related disclosure requirements from its regulations. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We are currently in the process of evaluating this guidance.

ASU No. 2023-07,“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ("ASU 2023-07) requires filers to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently in the process of evaluating this guidance.

ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The ASU requires additional income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 and interim periods within those fiscal years. The impact of ASU 2023-09 should be applied prospectively. We are currently in the process of evaluating this guidance.

Accounting Standards Adopted in 2023
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

Note 2 – Cash and Due from Banks
In 2023 and 2022, the Bank maintained average daily balances at the Federal Reserve Bank of Richmond ("Federal Reserve Bank") of $1.1 billion and $1.3 billion, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.

Note 3 – Investment Securities
The following tables summarize the Company's investment securities available-for-sale and held-to-maturity by major security type:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023
Investment securities available-for-sale:
U.S. treasury bonds	$49,894	$—	$(1,993)	$—	$47,901
U.S. agency securities	729,090	—	(57,693)	—	671,397
Residential mortgage-backed securities	823,992	45	(96,684)	—	727,353
Commercial mortgage-backed securities	54,557	—	(4,993)	—	49,564
Municipal bonds	8,783	—	(293)	—	8,490
Corporate bonds	2,000	—	(300)	(17)	1,683
Total	$1,668,316	$45	$(161,956)	$(17)	$1,506,388

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	$670,043	$—	$(79,980)	$590,063
Commercial mortgage-backed securities	90,227	—	(12,867)	77,360
Municipal bonds	125,114	5	(8,540)	116,579
Corporate bonds	132,309	—	(14,729)	117,580
Total	1,017,693	$5	$(116,116)	$901,582
Less: allowance for credit losses	(1,956)
Total amortized cost, net of allowance for credit losses	$1,015,737

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2022
Investment securities available-for-sale:
U.S. treasury bonds	$49,793	$—	$(3,466)	$—	$46,327
U.S. agency securities	747,777	—	(78,049)	—	669,728
Residential mortgage-backed securities	937,557	18	(117,072)	—	820,503
Commercial mortgage-backed securities	56,071	—	(5,858)	—	50,213
Municipal bonds	10,700	45	(658)	—	10,087
Corporate bonds	2,000	—	(175)	(17)	1,808
Total	$1,803,898	$63	$(205,278)	$(17)	$1,598,666

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2022
Investment securities held-to-maturity:
Residential mortgage-backed securities	$741,057	$—	$(88,390)	$652,667
Commercial mortgage-backed securities	92,557	—	(11,993)	80,564
Municipal bonds	128,273	—	(12,092)	116,181
Corporate bonds	132,253	—	(12,958)	119,295
Total	1,094,140	$—	$(125,433)	$968,707
Less: allowance for credit losses	(766)
Total amortized cost, net of allowance for credit losses	$1,093,374
In addition, at December 31, 2023 and December 31, 2022, the Company held $25.7 million and $65.1 million in non marketable equity securities, respectively, in a combination of Federal Reserve System ("Federal Reserve Board," "Federal Reserve" or "FRB") and FHLB stocks, which are required to be held for regulatory purposes. The securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.
The Company reassessed classification of certain investments in the first quarter of 2022 and, effective March 31, 2022, it transferred a total of $1.1 billion of MBS, municipal bonds and corporate bonds from available-for-sale to held-to-maturity securities, including $237.0 million of securities acquired in the first quarter of 2022 for which its intention to hold to maturity was finalized. At the time of transfer, the Company reversed the allowance for credit losses associated with the available-for-sale securities through the provision for credit losses. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss of $66.2 million was included in other comprehensive loss at the time of transfer and, as of December 31, 2023, $51.7 million remains in accumulated other comprehensive loss, to be amortized out through interest income as a yield adjustment over the remaining term of the securities. No gain or loss was recorded at the time of transfer. Subsequent to transfer, the allowance for credit losses on these securities was evaluated under the accounting policy for held-to-maturity securities.
Accrued interest receivable on investment securities totaled $7.6 million and $7.8 million at December 31, 2023 and December 31, 2022, respectively. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.
The following tables summarize, by length of time, the Company's investment securities available-for-sale that have been in a continuous unrealized loss position and investment securities held-to-maturity that have been in a continuous unrecognized loss position:

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2023
Investment securities available-for-sale:
U.S. treasury bonds	2	$—	$—	$47,901	$(1,993)	$47,901	$(1,993)
U.S. agency securities	78	3,084	(4)	668,313	(57,689)	671,397	(57,693)
Residential mortgage-backed securities	149	—	—	718,042	(96,684)	718,042	(96,684)
Commercial mortgage-backed securities	13	—	—	49,564	(4,993)	49,564	(4,993)
Municipal bonds	1	—	—	8,490	(293)	8,490	(293)
Corporate bonds	1	—	—	1,683	(300)	1,683	(300)
Total	244	$3,084	$(4)	$1,493,993	$(161,952)	$1,497,077	$(161,956)

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
December 31, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	142	$—	$—	$590,063	$(79,980)	$590,063	$(79,980)
Commercial mortgage-backed securities	16	—	—	77,360	(12,867)	77,360	(12,867)
Municipal bonds	40	—	—	113,031	(8,540)	113,031	(8,540)
Corporate bonds	30	—	—	105,523	(14,729)	105,523	(14,729)
Total	228	$—	$—	$885,977	$(116,116)	$885,977	$(116,116)

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2022
Investment securities available-for-sale:
U.S. treasury bonds	2	$—	$—	$46,327	$(3,466)	$46,327	$(3,466)
U.S. agency securities	85	490,699	(58,437)	179,029	(19,612)	669,728	(78,049)
Residential mortgage-backed securities	157	3,994	—	808,697	(117,072)	812,691	(117,072)
Commercial mortgage-backed securities	14	471	(2)	49,742	(5,856)	50,213	(5,858)
Municipal bonds	1	—	—	8,299	(658)	8,299	(658)
Corporate bonds	1	—	—	1,825	(175)	1,825	(175)
Total	260	$495,164	$(58,439)	$1,093,919	$(146,839)	$1,589,083	$(205,278)

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
December 31, 2022
Investment securities held-to-maturity:
Residential mortgage-backed securities	143	$—	$—	$652,667	$(88,390)	$652,667	$(88,390)
Commercial mortgage-backed securities	16	—	—	80,564	(11,993)	80,564	(11,993)
Municipal bonds	43	3,110	(45)	113,071	(12,047)	116,181	(12,092)
Corporate bonds	30	20,771	(3,183)	86,451	(9,775)	107,222	(12,958)
Total	232	$23,881	$(3,228)	$932,753	$(122,205)	$956,634	$(125,433)
Unrealized losses at December 31, 2023 were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the investment securities were originally purchased, and not due to credit quality concerns on the investment securities. The Company measures its available-for-sale and held-to-maturity security portfolios for current expected credit losses as part of its allowance for credit losses analysis. There was no provision for credit losses recorded during the year ended December 31, 2023 and a reversal of credit losses of $603 thousand was recorded for the year ended December 31, 2022 on the available-for-sale securities portfolio. During the years ended December 31, 2023 and 2022, the Company recorded a provision for credit losses of $1.2 million and $766 thousand, respectively, on its investment securities held-to-maturity. As of December 31, 2023 and 2022, the Company had an allowance for credit losses outstanding of $17 thousand and $17 thousand, respectively, on its AFS securities and $2.0 million and $766 thousand, respectively, on its HTM securities.

The following table summarizes the Company's investment securities available-for-sale and investment securities held-to-maturity by contractual maturity. Expected maturities for MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
Within one year	$141,266	$137,159
One to five years	491,268	454,697
Five to ten years	136,583	119,582
Beyond ten years	20,650	18,050
Residential mortgage-backed securities	823,992	727,353
Commercial mortgage-backed securities	54,557	49,564
Less: allowance for credit losses	—	(17)
Total investment securities available-for-sale	1,668,316	1,506,388

Investment securities held-to-maturity:
Within one year	4,307	4,258
One to five years	56,444	54,589
Five to ten years	121,107	105,719
Beyond ten years	75,565	69,593
Residential mortgage-backed securities:	670,043	590,063
Commercial mortgage-backed securities	90,227	77,360
Less: allowance for credit losses	(1,956)	—
Total investment securities held-to-maturity	1,015,737	901,582
Total	$2,684,053	$2,407,970
During the years ended December 31, 2023, 2022 and 2021, proceeds from the sale or call of investment securities were $11.2 million, $14.6 million and $201.0 million, respectively. During the year ended December 31, 2023, gross realized gains on sales and calls of investment securities were $129 thousand and gross realized losses on sales of investment securities were $140 thousand. During the year ended December 31, 2022, gross realized gains on sales of investment securities were $18 thousand and gross realized losses on sales of investment securities were $187 thousand. During the year ended December 31, 2021, gross realized gains on sales of investment securities were $3.2 million and gross realized losses on sales of investment securities were $187 thousand.
At December 31, 2023 and 2022, the book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase and certain lines of credit with correspondent banks was $2.1 billion and $220.1 million, respectively, which were well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Note 4 – Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized net deferred fees, at December 31, 2023 and 2022 are summarized by portfolio segment as follows:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,473,766	18%	$1,487,349	19%
PPP loans	528	—%	3,256	—%
Income producing - commercial real estate	4,094,614	51%	3,919,941	51%
Owner occupied - commercial real estate	1,172,239	15%	1,110,325	15%
Real estate mortgage - residential	73,396	1%	73,001	1%
Construction - commercial and residential	969,766	12%	877,755	12%
Construction - C&I (owner occupied)	132,021	2%	110,479	1%
Home equity	51,964	1%	51,782	1%
Other consumer	401	—	1,744	—
Total loans	7,968,695	100%	7,635,632	100%
Less: allowance for credit losses	(85,940)		(74,444)
Net loans (1)	$7,882,755		$7,561,188
(1)Excludes accrued interest receivable of $45.3 million and $43.5 million at December 31, 2023 and 2022, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees and costs were $27.0 million and $29.2 million at December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the Bank serviced $328.0 million and $361.5 million, respectively, of multifamily FHA loans, SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets.
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
Loans intended for residential land acquisition, lot development and construction are made on the premise that the land: 1) is or will be developed for building sites for residential structures; and 2) will ultimately be utilized for construction or improvement of residential zoned real properties, including the creation of housing. Residential development and construction loans will finance projects such as single family subdivisions, planned unit developments, townhouses and condominiums. Residential land acquisition, development and construction ("ADC") loans generally are underwritten with a maximum term of 36 months, including extensions approved at origination.
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
Commercial permanent loans are generally secured by improved real property which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The debt service coverage ratio ("DSCR") is ordinarily at least 1.15 to 1.0. As part of the underwriting process, DSCRs are stress tested assuming a 200 basis point increase in interest rates from their current levels.
Commercial permanent loans generally are underwritten with a term not greater than 10 years or the remaining useful life of the property, whichever is lower. The preferred term is between five to seven years, with amortization to a maximum of 25 years.
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.6 billion at December 31, 2023. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 58% of the outstanding ADC loan portfolio at December 31, 2023. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following table details activity in the ACL by portfolio segment for the years ended December 31, 2023, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction -Commercial and Residential	Construction - C&I (Owner Occupied)	Home Equity	Other Consumer	Total
Year Ended December 31, 2023
Allowance for credit losses:
Balance at beginning of year	$15,655	$35,688	$12,702	$969	$7,195	$1,606	$555	$74	$74,444
Loans charged-off	(2,020)	(11,817)	—	—	(5,636)	—	—	(50)	(19,523)
Recoveries of loans previously charged-off	576	—	55	—	36	—	—	6	673
Net loans (charged-off) and recovered	(1,444)	(11,817)	55	—	(5,600)	—	—	(44)	(18,850)
Provision for (reversal of) credit losses	3,613	16,179	1,576	(108)	8,603	386	102	(5)	30,346
Ending balance	$17,824	$40,050	$14,333	$861	$10,198	$1,992	$657	$25	$85,940

Year Ended December 31, 2022
Allowance for credit losses:
Balance at beginning of year	$14,475	$38,287	$12,146	$449	$7,094	$2,005	$474	$35	$74,965
Loans charged-off	(1,561)	(1,355)	—	—	—	—	—	(79)	(2,995)
Recoveries of loans previously charged-off	713	25	—	—	1,627	—	—	6	2,371
Net loans (charged-off) and recovered	(848)	(1,330)	—	—	1,627	—	—	(73)	(624)
Provision for (reversal of) credit losses	2,028	(1,269)	556	520	(1,526)	(399)	81	112	103
Ending balance	$15,655	$35,688	$12,702	$969	$7,195	$1,606	$555	$74	$74,444

Year Ended December 31, 2021
Allowance for credit losses:
Balance at beginning of year	$26,569	$55,385	$14,000	$1,020	$9,092	$2,437	$1,039	$37	$109,579
Loans charged-off	(8,788)	—	(5,444)	—	(206)	—	—	(1)	(14,439)
Recoveries of loans previously charged-off	486	—	97	—	499	—	—	18	1,100
Net loans (charged-off) and recovered	(8,302)	—	(5,347)	—	293	—	—	17	(13,339)
(Reversal of) provision for credit losses	(3,792)	(17,098)	3,493	(571)	(2,291)	(432)	(565)	(19)	(21,275)
Ending balance	$14,475	$38,287	$12,146	$449	$7,094	$2,005	$474	$35	$74,965
The following table presents the amortized cost basis of collateral-dependent loans by portfolio segment as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Business/Other Assets	Real Estate	Business/Other Assets	Real Estate
Commercial	$1,674	$1,240	$1,563	$1,871
Income-producing-commercial real estate	1,754	39,172	2,000	4,328
Owner occupied - commercial real estate	—	19,836	—	19,187
Real estate mortgage- residential	—	1,692	—	1,698
Construction - commercial and residential	—	525	—	—
Home equity	—	242	—	—
Other consumer	—	—	50	—
Total	$3,428	$62,707	$3,613	$27,084

Credit Quality Indicators
The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company’s primary credit quality indicator is an internal credit risk rating system that categorizes loans into pass, special mention or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes which comprise the consumer portfolio segment.
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

The Company’s credit quality indicators are updated on an ongoing basis along with our credits rated watch or below reviews. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2023 and 2022. The data is further defined by year of loan origination.

(dollars in thousands)	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
December 31, 2023
Commercial:
Pass	$157,563	$48,524	$39,133	$194,555	$149,320	$191,889	$623,684	$5,207	$1,409,875
Special Mention	1,415	—	—	—	—	—	2,259	—	3,674
Substandard	13,797	58	10,337	1,509	222	—	33,670	624	60,217
Total	172,775	48,582	49,470	196,064	149,542	191,889	659,613	5,831	1,473,766
YTD gross charge-offs	(885)	—	—	—	—	—	—	(1,135)	(2,020)
PPP loans:
Pass	—	—	—	528	—	—	—	—	528
Income producing - commercial real estate:
Pass	1,257,937	326,999	328,743	517,957	732,291	327,126	263,317	1,845	3,756,215
Special Mention	84,585	44,424	6,740	—	—	—	—	—	135,749
Substandard	139,961	62,689	—	—	—	—	—	—	202,650
Total	1,482,483	434,112	335,483	517,957	732,291	327,126	263,317	1,845	4,094,614
YTD gross charge-offs	(11,817)	—	—	—	—	—	—	—	(11,817)
Owner occupied - commercial real estate:
Pass	534,525	103,034	35,385	202,776	41,907	125,934	673	55	1,044,289
Special Mention	54,288	13,348	—	—	—	—	—	—	67,636
Substandard	37,167	—	1,274	—	—	—	—	21,873	60,314
Total	625,980	116,382	36,659	202,776	41,907	125,934	673	21,928	1,172,239
Real estate mortgage - residential:
Pass	22,877	7,545	2,186	15,967	14,756	5,895	—	—	69,226
Substandard	4,170	—	—	—	—	—	—	—	4,170
Total	27,047	7,545	2,186	15,967	14,756	5,895	—	—	73,396
Construction - commercial and residential:
Pass	30,619	3,440	45,739	251,038	419,393	87,400	124,013	—	961,642
Substandard	8,124	—	—	—	—	—	—	—	8,124
Total	38,743	3,440	45,739	251,038	419,393	87,400	124,013	—	969,766
YTD gross charge-offs	(136)	(5,500)	—	—	—	—	—	—	(5,636)
Construction - C&I (owner occupied):
Pass	18,551	4,265	56,361	618	33,237	12,619	6,370	—	132,021
Home equity
Pass	1,590	—	87	151	118	—	49,035	643	51,624
Substandard	—	36	—	—	—	—	62	242	340
Total	1,590	36	87	151	118	—	49,097	885	51,964
Other consumer
Pass	1	—	—	—	46	—	354	—	401
YTD gross charge-offs	(50)	—	—	—	—	—	—	—	(50)
Total Recorded Investment	$2,367,170	$614,362	$525,985	$1,185,099	$1,391,290	$750,863	$1,103,437	$30,489	$7,968,695
Total YTD gross charge-offs	$(12,888)	$(5,500)	$—	$—	$—	$—	$—	$(1,135)	$(19,523)

(dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
December 31, 2022
Commercial:
Pass	$183,329	$47,393	$56,261	$64,163	$237,146	$144,390	$736,090	$8,570	$1,477,342
Special Mention	—	—	—	—	—	82	5,475	—	5,557
Substandard	1,332	351	276	—	—	—	1,344	1,147	4,450
Total	184,661	47,744	56,537	64,163	237,146	144,472	742,909	9,717	1,487,349
YTD gross charge-offs	(569)	(645)	—	—	—	—	(247)	(100)	(1,561)
PPP loans:
Pass	—	—	—	2,479	777	—	—	—	3,256
Income producing - commercial real estate:
Pass	1,016,529	439,221	480,474	334,165	542,143	744,328	192,089	358	3,749,307
Special Mention	44,195	5,206	4,209	6,735	—	—	47,676	—	108,021
Substandard	60,613	2,000	—	—	—	—	—	—	62,613
Total	1,121,337	446,427	484,683	340,900	542,143	744,328	239,765	358	3,919,941
YTD gross charge-offs	(1,355)	—	—	—	—	—	—	—	(1,355)
Owner occupied - commercial real estate:
Pass	461,029	191,646	111,497	40,562	206,595	41,765	24,240	13,238	1,090,572
Substandard	19,753	—	—	—	—	—	—	—	19,753
Total	480,782	191,646	111,497	40,562	206,595	41,765	24,240	13,238	1,110,325
Real estate mortgage - residential:
Pass	16,968	12,438	8,219	2,640	16,307	14,731	—	—	71,303
Substandard	1,698	—	—	—	—	—	—	—	1,698
Total	18,666	12,438	8,219	2,640	16,307	14,731	—	—	73,001
Construction - commercial and residential:
Pass	84,522	71,841	90,560	189,023	191,127	159,771	90,911	—	877,755
Total	84,522	71,841	90,560	189,023	191,127	159,771	90,911	—	877,755
Construction - C&I (owner occupied):
Pass	14,816	8,160	11,810	33,854	653	34,679	6,507	—	110,479
Home equity:
Pass	1,747	—	—	98	551	—	48,378	906	51,680
Substandard	—	—	41	—	—	—	61	—	102
Total	1,747	—	41	98	551	—	48,439	906	51,782
Other consumer:
Pass	4	—	—	—	—	126	1,561	3	1,694
Substandard	—	—	—	—	—	—	—	50	50
Total	4	—	—	—	—	126	1,561	53	1,744
YTD gross charge-offs	(36)	—	—	—	—	—	—	(43)	(79)
Total Recorded Investment	$1,906,535	$778,256	$763,347	$673,719	$1,195,299	$1,139,872	$1,154,332	$24,272	$7,635,632
Total YTD gross charge-offs	$(1,960)	$(645)	$—	$—	$—	$—	$(247)	$(143)	$(2,995)
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
The following table presents, by portfolio segment, information related to nonaccrual loans as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial	$1,002	$1,047	$2,049	$101	$2,387	$2,488
Income producing - commercial real estate	40,926	—	40,926	—	2,000	2,000
Owner occupied - commercial real estate	19,836	—	19,836	17	—	17
Real estate mortgage - residential	—	1,946	1,946	—	1,913	1,913
Construction- commercial and residential	—	525	525	—	—	—
Home equity	242	—	242	—	—	—
Other consumer	—	—	—	—	50	50
Total (1)	$62,006	$3,518	$65,524	$118	$6,350	$6,468
(1)Gross coupon interest income of $4.2 million, $558 thousand and $1.7 million would have been recorded for years ended December 31, 2023, 2022 and 2021, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $1.5 million, $17 thousand and $101 thousand for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by portfolio segment, an aging analysis and the recorded investments in loans past due as of December 31, 2023 and 2022:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
December 31, 2023
Commercial	$985	$7,048	$—	$8,033	$1,463,684	$2,049	$1,473,766
PPP loans	—	—	—	—	528	—	528
Income producing - commercial real estate	—	—	—	—	4,053,688	40,926	4,094,614
Owner occupied - commercial real estate	1,274	—	—	1,274	1,151,129	19,836	1,172,239
Real estate mortgage – residential	2,089	—	—	2,089	69,361	1,946	73,396
Construction - commercial and residential	2,056	—	—	2,056	967,185	525	969,766
Construction - C&I (owner occupied)	—	—	—	—	132,021	—	132,021
Home equity	197	—	—	197	51,525	242	51,964
Other consumer	—	—	—	—	401	—	401
Total	$6,601	$7,048	$—	$13,649	$7,889,522	$65,524	$7,968,695
December 31, 2022
Commercial	$697	$643	$—	$1,340	$1,483,521	$2,488	$1,487,349
PPP loans	—	—	—	—	3,256	—	3,256
Income producing - commercial real estate	—	—	—	—	3,917,941	2,000	3,919,941
Owner occupied - commercial real estate	—	279	—	279	1,110,029	17	1,110,325
Real estate mortgage – residential	—	—	—	—	71,088	1,913	73,001
Construction - commercial and residential	531	—	—	531	877,224	—	877,755
Construction - C&I (owner occupied)	—	—	—	—	110,479	—	110,479
Home equity	—	52	—	52	51,730	—	51,782
Other consumer	—	1	—	1	1,693	50	1,744
Total	$1,228	$975	$—	$2,203	$7,626,961	$6,468	$7,635,632

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
The following table presents the amortized cost basis as of December 31, 2023 and the financial effect of loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2023:

(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension (1)	Weighted Average Interest Rate Reduction (2)
Commercial	$14,182	$21,003	$—	$35,185	2.4%	11 months	—%
Income producing - commercial real estate (3)	7,191	62,356	106,256	175,803	4.3%	16 months	2.56%
Owner occupied - commercial real estate	—	19,127	—	19,127	1.6%	9 months	—%
Construction - commercial and residential	7,095	—	—	7,095	0.7%	12 months	—%
Total	$28,468	$102,486	$106,256	$237,210
(1)For loans that received multiple modifications during the year ended December 31, 2023, weighted average term and principal payment extensions were calculated based on the aggregated impact of the extensions received during the period.
(2)The weighted average is calculated based on the total amortized cost at December 31, 2023 of loans that received interest rate reduction modifications during the year ended December 31, 2023.
(3)Includes one loan modified as a combination - principal payment delay, term extension and interest rate reduction most recently in the fourth quarter of 2023 that was moved to nonaccrual status and incurred a $6.1 million charge off during the year ended December 31, 2023 in connection with the receipt of an updated appraisal in January 2024.

The following table presents the performance of loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2023:

	December 31, 2023
	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
Commercial	$30,790	$4,395	$—	$—
Income producing - commercial real estate	137,252	—	—	38,551
Owner occupied - commercial real estate	—	—	—	19,127
Construction - commercial and residential	7,095	—	—	—
Total	$175,137	$4,395	$—	$57,678
The Company monitors loan payments on performing and nonperforming loans on an on-going basis to determine if a loan is considered to have a payment default. To determine the existence of a payment default, the Company analyzes the economic conditions that exist for each borrower and their ability to generate positive cash flow during a given loan's term.
The following table presents the amortized cost basis of loans that were experiencing payment default at December 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

	December 31, 2023
	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction
Commercial	$4,395	$—	$—
Income producing - commercial real estate	—	—	38,551
Owner occupied - commercial real estate	—	19,127	—
Total	$4,395	$19,127	$38,551
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
Troubled Debt Restructurings ("TDRs")
Historically, a modification of a loan constituted a TDR when a borrower was experiencing financial difficulty and the modification constituted a concession. The Company offered various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involved temporary interest-only payments, term extensions and converting revolving credit lines to term loans. Additional collateral, a co-borrower or a guarantor were often requested.
Commercial mortgage and construction loans modified in a TDR often involved reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may have involved extending the interest-only payment period. As of December 31, 2022, all performing TDRs were categorized as interest-only modifications.
Loans modified in a TDR for the Company may have had the financial effect of increasing the specific allowance associated with the loan. An allowance for consumer and commercial loans that had been modified in a TDR was measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the collateral, less any selling costs, if the loan was collateral dependent. Management exercised significant judgment in developing these estimates.
The following table presents the recorded investment of loans modified in TDRs held by the Company as of December 31, 2022:

(dollars in thousands)	Number of Contracts	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Total
Troubled debt restructurings:
Restructured accruing	5	$946	$4,328	$19,170	$24,444

Specific allowance		$87	$2,140	$—	$2,227

Restructured and subsequently defaulted		$—	$—	$—	$—
During the year ended December 31, 2022, there was one loan totaling $19.2 million that was modified in a TDR and no TDRs defaulted on their modified terms that were reclassified to nonperforming loans. As of December 31, 2022, all five TDR loans, totaling $24.4 million, were performing under their modified terms. During the year ended December 31, 2022, three restructured loans, two of which were nonperforming, totaling approximately $11.1 million had their collateral property sold to a third party and a charge off of $1.4 million was recognized on the sale.
Related Party Loans
Certain directors and executive officers of the Company and the Bank and certain affiliated entities of such directors and executive officers have had loan transactions with the Company. All of such loans are either fully repaid or performing and none of such loans are nonaccrual, past due, restructured, or rated substandard or worse (not on nonaccrual).
Amounts in “additions due to changes in related party status” or "removals due to changes in related party status" reflect loans that transitioned to being related party loans or out of being related party loans during the years presented as a result of changes in related party status with respect to certain of the Company’s directors who are affiliated with the related borrowers.
The following table summarizes the activity of loans outstanding to borrowers with relationships to related parties in 2023 and 2022:

(dollars in thousands)	2023	2022
Balance at January 1,	$119,198	$150,822
Additions	283	173
Repayments	(44,645)	(33,220)
Additions due to changes in related party status	—	1,423
Removals due to changes in related party status	(74,000)	—
Balance at December 31,	$836	$119,198
Note 5 – Premises and Equipment
Premises and equipment include the following at December 31:

(dollars in thousands)	2023	2022
Leasehold improvements	$29,042	$32,126
Furniture, fixtures and equipment	19,600	34,424
Less: accumulated depreciation and amortization	(38,453)	(53,075)
Total premises and equipment, net	$10,189	$13,475
Total depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was $3.4 million, $3.2 million and $4.3 million, respectively.
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
As of December 31, 2023, the Company had $19.1 million of operating lease ROU assets and $23.2 million of operating lease liabilities compared to $24.5 million of operating lease ROU assets and $29.3 million of operating lease liabilities at December 31, 2022 on the Company’s Consolidated Balance Sheet. The Company has elected not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
Our leases contain terms and conditions of options to extend or terminate the lease which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and lease liabilities.
As of December 31, 2023, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations. In 2023, the Company did not enter into any new leases, or extend any leases; it renewed one lease, and it had three leases expire (three branches were closed).
The following table presents lease costs and other lease information.

	Years Ended December 31,
(dollars in thousands)	2023		2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$6,590		$7,145
Variable lease cost (cost excluded from lease payments)	1,000		1,008
Sublease income	(119)		(241)
Net lease cost	$7,471		$7,912

Operating lease - operating cash flows (fixed payments)	$7,198		$7,368

(dollars in thousands)	December 31, 2023		December 31, 2022
Right-of-use assets - operating leases	$19,129		$24,544
Operating lease liabilities	$23,238		$29,267
Weighted average lease term - operating leases	4.93	yrs	5.50	yrs
Weighted average discount rate - operating leases	2.78%		2.91%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2023 were as follows:

(dollars in thousands)
Twelve months ended:
December 31, 2024	$6,925
December 31, 2025	6,078
December 31, 2026	2,988
December 31, 2027	2,599
December 31, 2028	2,176
Thereafter	3,751
Total future minimum lease payments	24,517
Amounts representing interest	(1,279)
Present value of net future minimum lease payments	$23,238
Note 7 – Intangible Assets
Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

(dollars in thousands)	Gross Intangible Assets	Additions	Accumulated Amortization	FHA MSR Sales	Net Intangible Assets
December 31, 2023:
Goodwill	$104,168	$—	$—	$—	$104,168
Excess servicing (1)	65	—	(28)	—	37
Non-compete agreements	—	1,234	(514)	—	720
Total	$104,233	$1,234	$(542)	$—	$104,925
December 31, 2022:
Goodwill	$104,168	$—	$—	$—	$104,168
Excess servicing (1)	87	67	(89)	—	65
Non-compete agreements	—	—	—	—	—
Total	$104,255	$67	$(89)	$—	$104,233
(1)The Company recognizes a servicing asset for the computed value of servicing fees on the sale of multifamily FHA loans and the sale of the guaranteed portion of SBA loans. Assumptions related to loan terms and amortization are made to arrive at the initial recorded values, which are included in other assets.
The aggregate amortization expense was $542 thousand, $89 thousand and $132 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

The future estimated annual amortization expense is presented below:

Years Ending December 31:
(dollars in thousands)	Amount
2024	$725
2025	5
2026	5
2027	5
2028	5
Thereafter	12
Total annual amortization	$757

Note 8 – Other Real Estate Owned
The activity within OREO for the years ended December 31, 2023 and 2022 is presented in the table below. There were no properties in the process of foreclosure as of December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, there were two and one sales of OREO, respectively.

	Years Ended December 31,
(dollars in thousands)	2023	2022
Beginning Balance	$1,962	$1,635
Real estate acquired from borrowers	—	475
Properties sold	(854)	(148)
Ending Balance	$1,108	$1,962
Note 9 – Derivatives and Hedging Activities
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
Cash Flow Hedges of Interest Rate Risk
The Company uses interest rate swaptions to assist in its interest rate risk management. The Company’s objective in using interest rate derivatives designated as cash flow hedges is to protect itself against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows related to interest payments on a forecasted issuance of debt. To accomplish this objective, the Company has entered into swaptions to hedge the risk of changes in its cash flows, i.e. interest payments, attributable to changes in the designated benchmark interest rate being hedged, above the purchased swaption fixed rate, for the period from hedge inception to the Borrowings issuance window.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, changes in the fair value of the derivative are initially reported in accumulated other comprehensive loss (outside of earnings), net of tax, and subsequently reclassified to earnings in the same period during which the hedged transaction affects earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election.
Amounts reported in accumulated other comprehensive loss related to designated cash flow hedge derivatives will be reclassified to interest expense. During the next 12 months, the Company estimates that an additional $616 thousand will be reclassified as an increase to interest expense.
The Company did not have any designated cash flow hedge interest rate swap transaction outstanding at December 31, 2022 or 2021.
Interest Rate Products not Designated as Hedges
Interest rate derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate caps and swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

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
Credit Risk Related Contingent Features
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
Mortgage Banking Derivatives
The Company completed the cessation of first lien residential mortgage origination and sales activities during the year ended December 31, 2023. As of December 31, 2023, the Company had no outstanding mortgage banking derivatives.
Historically, as part of its mortgage banking activities, the Bank entered into interest rate lock commitments, which were commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank then locked in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs ("best efforts") or committed to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Certain loans that were under interest rate lock commitments were covered under forward sales contracts of MBS. Forward sales contracts of MBS were recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors were considered derivatives. The market value of interest rate lock commitments and best efforts contracts were not readily ascertainable with precision because they were not actively traded in stand-alone markets. The Bank determined the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which was impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.
Certain additional risks arose from these forward delivery contracts in that the counterparties to the contracts may not have been able to meet the terms of the contracts. The Bank did not expect any counterparty to any MBS to fail to meet its obligation. Additional risks inherent in mandatory delivery programs included the risk that, if the Bank did not close the loans subject to interest rate risk lock commitments, it would still be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this have been required, the Bank could have incurred significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations.
The fair value of the mortgage banking derivatives was recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.

The table below identifies the balance sheet category and fair value of the Company’s designated cash flow hedge derivative instruments and non-designated hedges as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives in an asset position:
Derivatives designated as hedging instruments:
Interest rate product	$300,000	$374	Other Assets	$—	$—	Other Assets

Derivatives not designated as hedging instruments:
Interest rate product	651,429	30,288	Other Assets	396,024	31,039	Other Assets
Credit risk participation agreements	49,480	3	Other Liabilities	—	—	Other Assets
Mortgage banking derivatives	—	—	Other Assets	6,963	93	Other Assets
	700,909	30,291		402,987	31,132
Total derivatives in an asset position	$1,000,909	$30,665		$402,987	$31,132

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate product	$654,757	$30,555	Other Liabilities	$396,024	$30,065	Other Liabilities
Credit risk participation agreements	—	—	Other Liabilities	25,902	2	Other Liabilities
	$654,757	30,555		$421,926	30,067
Gross amounts not offset in the consolidated balance sheets:
Cash and other collateral (1)		—			—
Net derivatives in a liability position		$30,555			$30,067
(1)Collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consist of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.
The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the years ended December 31, 2023, 2022 and 2021.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
	Amount of Gain (Loss) Recognized in OCI			Location of Gain (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(dollars in thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
Year ended December 31, 2023:
Derivatives in cash flow hedging relationships:
Interest rate products	$(256)	$—	$(256)	Interest expense	$(14)	$—	$(14)

Year ended December 31, 2022:
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	Interest expense	$—	$—	$—

Year ended December 31, 2021:
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	Interest expense	$(516)	$(516)	$—
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021.

The Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Year Ended December 31,
	2023	2022	2021
(dollars in thousands)	Interest Expense	Interest Expense	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$(14)	$—	$(516)

The effect of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate products:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$(14)	$—	$(516)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income - included component	$—	$—	$(516)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(14)	$—	$—

Effect of Derivatives Not Designated as Hedging Instruments on the Statements of Income
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2023	2022	2021
Derivatives Not Designated as Hedging Instruments under ASC 815-20:
Interest rate products	Other income / (expense)	$2,712	$3,057	$2,797
Mortgage banking derivatives	Other income	—	671	636
Total		$2,712	$3,728	$3,433
Balance Sheet Offsetting: Our interest rate swap derivatives are eligible for offset in the Consolidated Balance Sheet and are subject to master netting arrangements. Our derivative transactions with counterparties are generally executed under

International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. The Company generally presents such financial instruments gross for financial reporting purposes.

Note 10 – Deposits
The following table provides information regarding the Bank’s deposit composition at December 31, 2023 and 2022 as well as the average rate being paid on interest bearing deposits for the month of December 2023 and 2022.

	December 31,
(dollars in thousands)	2023	2022
Noninterest-bearing demand	$2,279,081	$3,150,751
Interest-bearing transaction	997,448	1,138,235
Savings and money market	3,314,043	3,640,697
Time deposits	2,217,467	783,499
Total	$8,808,039	$8,713,182
The remaining maturity of time deposits at December 31, 2023 and 2022 were as follows:

(dollars in thousands)	2023	2022
2023	$—	$463,393
2024	1,445,395	152,898
2025	576,379	157,320
2026	180,384	2,628
2027	5,482	4,130
2028	9,827	3,130
Thereafter	—	—
Total	$2,217,467	$783,499

(dollars in thousands)	2023	2022
Three months or less	$342,552	$159,820
More than three months through six months	544,230	99,044
More than six months through twelve months	558,613	204,529
Over twelve months	772,072	320,106
Total	$2,217,467	$783,499
Interest expense on deposits for the years ended December 31, 2023, 2022 and 2021 was as follows:

(dollars in thousands)	2023	2022	2021
Interest-bearing transaction	$46,140	$6,721	$1,609
Savings and money market	132,374	65,777	15,000
Time deposits	79,030	10,763	11,163
Total	$257,544	$83,261	$27,772
Related Party deposits totaled $33.1 million and $31.8 million at December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, time deposit accounts in excess of $250 thousand were as follows:

(dollars in thousands)	2023	2022
Three months or less	$119,880	$87,959
More than three months through six months	318,353	51,746
More than six months through twelve months	368,103	108,877
Over twelve months	726,758	269,200
Total	$1,533,094	$517,782
At December 31, 2023, total deposits included $2.5 billion of brokered deposits (excluding the CDARS and ICS two-way accounts), which represented 29% of total deposits. At December 31, 2022, total brokered deposits (excluding the CDARS and ICS two-way accounts) were $2.5 billion, or 29% of total deposits.
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
The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company accounts for its affordable housing tax credit investments using the proportional amortization method. The Company’s net affordable housing tax credit investments were $48.2 million and related unfunded commitments were $23.9 million as of December 31, 2023 and are included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets. For tax purposes, the Company recognized low income housing tax credits of $5.6 million, $5.0 million and $4.2 million for the years ended December 31, 2023 and 2022, and December 31, 2021, respectively, and low income housing investment expense of $4.3 million, $3.7 million and $3.1 million, respectively. The Company recognizes low income housing investment expenses as a component of income tax expense.

As of December 31, 2023, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
Years Ended December 31:
2024	$16,292
2025	5,900
2026	440
2027	159
2028	359
Thereafter	735
Total unfunded commitments	$23,885
Note 12 – Borrowings
The following table summarizes the Company’s borrowings, which include repurchase agreements with the Company’s customers and borrowings at December 31, 2023 and 2022:

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)(2)	Maturity Dates	Interest Rates (3)
December 31, 2023:
Customer repurchase agreements	$30,587	$—	$30,587	$—	N/A	3.42%

FHLB secured borrowings	—	—	—	1,271,846	N/A	N/A
FRB:
BTFP secured borrowings (4)	1,300,000	—	1,300,000	598,870	March 22, 2024	4.53%
Discount window secured borrowings	—	—	—	601,504	N/A	N/A
Raymond James repurchase agreement	—	—	—	17,993	N/A	N/A
Subordinated notes, 5.75%	70,000	(82)	69,918	—	September 1, 2024	5.75%
Total borrowings	$1,400,587	$(82)	$1,400,505	$2,490,213

December 31, 2022:
Customer repurchase agreements	$35,100	$—	$35,100	$—	N/A	2.94%

FHLB secured borrowings	975,001	—	975,001	145,104	December 1, 2023	4.57%
FRB discount window secured borrowings	—	—	—	607,405	N/A	N/A
Subordinated notes, 5.75%	70,000	(206)	69,794	—	September 1, 2024	5.75%
Total borrowings	$1,080,101	$(206)	$1,079,895	$752,509
(1)Available capacity on the Company's borrowings arrangements with the FHLB, the FRB's BTFP program and the Raymond James repurchase line comprise pledged collateral that has not been borrowed against. At December 31, 2023, the Company had total additional undrawn borrowing capacity of approximately $2.2 billion, comprising unencumbered securities available to be pledged of approximately $292.3 million and undrawn financing on pledged assets of $1.9 billion, including $1.3 billion with the FHLB, $598.9 million with the BTFP and $18.0 million with Raymond James.
(2)As part of the Company's agreement governing its participation in the BTFP program and the Raymond James repurchase agreement, the borrowing capacity is determined based on the principal balance of the pledged assets.
(3)Represent the weighted average interest rate on customer repurchase agreements, borrowings outstanding and the coupon interest rate on the subordinated notes, which approximates the effective interest rate.
(4)In January 2024, the Company borrowed an additional $500.0 million through the BTFP and refinanced $500.0 million under the program at an interest rate of 4.76% and a maturity date in January 2025. The remaining $800.0 million matures in March 2024.

The Company offers its business customers a repurchase agreement sweep account in which it collateralizes these funds with U.S. agency and MBS segregated in its investment portfolio for this purpose. The Company’s repurchase agreements operate on a rolling basis and do not contain contractual maturity dates. By entering into the agreement, the customer agrees to have the Bank repurchase the designated securities on the business day following the initial transaction in consideration of the payment of interest at the rate prevailing on the day of the transaction.

The Bank can purchase up to $155 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2023 and can place brokered funds under one-way CDARS and ICS deposits in the amount of $1.7 billion, against which there was $94.0 million outstanding at December 31, 2023. The Bank also has a commitment at December 31, 2023 from IntraFi Network, LLC ("IntraFi") to place up to $786.5 million of brokered deposits from its Insured Network Deposits (“IND”) program in amounts requested by the Bank, as compared to an actual balance of $786.5 million at December 31, 2023.

At December 31, 2023, the Bank was also eligible to take advances from the FHLB up to $1.3 billion based on collateral at the FHLB, of which there was none outstanding at December 31, 2023. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank. This facility, which amounts to approximately $601.5 million, is collateralized with specific loan assets pledged to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only. The contractual maturity dates on FHLB secured borrowings represent the maturity dates of current advances and are not evidence of a termination date on the line.

There are no prepayment penalties nor unused commitment fees on any of the Company’s borrowing arrangements.

Bank Term Funding Program (“BTFP”)

On March 12, 2023, the FRB, Department of Treasury and the Federal Deposit Insurance Corporation ("FDIC") issued a joint statement outlining actions they had taken to protect the U.S. economy by strengthening public confidence in the banking system as a result of and in response to recently announced bank closures. Among other actions, the Federal Reserve announced that it would make available additional funding to eligible depository institutions through the creation of a new BTFP. The BTFP provides eligible depository institutions, including the Company's subsidiary bank, EagleBank, an additional source of liquidity.

Borrowings are funded based on a percentage of the principal of eligible collateral posted, as defined within the terms of the program. Interest is payable at a fixed rate over the term of the borrowing and there are no prepayment penalties. The Federal Reserve announced in January 2024 that the BTFP will stop originating new loans on March 11, 2024, as scheduled. The Federal Reserve also modified the terms of the program so that the interest rate for new loans will be no lower than the interest rate on reserve balances in effect on the day the loan is made.

Subordinated Notes

Subordinated notes outstanding were $69.9 million at December 31, 2023 and $69.8 million at December 31, 2022.
On August 5, 2014, the Company completed the sale of $70 million of its 5.75% subordinated notes, due September 1, 2024 (the “2024 Notes”). The Notes were offered to the public at par. The 2024 Notes qualified as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements, and were fully phased out of regulatory capital as of December 31, 2023 as they approached maturity. The net proceeds were approximately $68.8 million, which included $1.2 million in deferred financing costs which are being amortized over the life of the 2024 Notes.

Note 13 – Income Taxes
Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2023	2022	2021
Current federal income tax expense	$25,291	$37,182	$39,865
Current state income tax expense	5,072	5,008	15,348
Total current tax expense	30,363	42,190	55,213

Deferred federal income tax (benefit) expense	(2,966)	3,532	5,185
Deferred state income tax (benefit) expense	(411)	3,028	585
Total deferred tax (benefit) expense	(3,377)	6,560	5,770

Total income tax expense	$26,986	$48,750	$60,983
The Company had net deferred tax assets (deferred tax assets in excess of deferred tax liabilities) of $86.6 million and $96.6 million for the years ended at December 31, 2023 and 2022, respectively, which related primarily to our unrealized loss on securities, allowance for credit losses and loan origination fees. Management believes it is more likely than not that all of the deferred tax assets will be realized with the exception of certain state net operating losses.

Temporary timing differences between the amounts reported in the Consolidated Financial Statements and the tax bases of assets and liabilities result in deferred taxes. The table below summarizes significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Deferred tax assets
Allowance for credit losses	$21,281	$18,490
Deferred loan fees and costs	6,372	6,736
Leases	5,713	7,195
Stock-based compensation	2,003	1,796
Net operating loss	7,964	7,736
Unrealized loss on securities available-for-sale	39,671	50,442
Unrealized loss on securities held-to-maturity	11,725	14,366
Unrealized loss on interest rate swap derivatives	59	—
Supplemental executive retirement and death benefit agreements	2,066	2,495
Other assets	2,669	1,344
Valuation allowances	(7,428)	(7,008)
Total deferred tax assets	92,095	103,592

Deferred tax liabilities
Excess servicing	(561)	(589)
Premises and equipment	(211)	(205)
Leases	(4,703)	(6,034)
Other liabilities	—	(197)
Total deferred tax liabilities	(5,475)	(7,025)
Net deferred income tax assets	$86,620	$96,567
As of December 31, 2023. the Company has $2.9 million of federal net operating loss carryforward in conjunction with the Fidelity & Trust Financial Corporation acquisition, that is subject to annual limits under Section 382 of the Internal Revenue Code and expires in 2027. The Company has concluded, based on the weight of available positive and negative evidence, a portion of its state net operating loss deferred tax asset is not more likely than not to be realized and accordingly, a valuation allowance of $7.4 million and $7.0 million is carried as of December 31, 2023 and 2022, respectively.
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2023, 2022 and 2021 follows:

	2023	2022	2021
Statutory federal income tax rate	21.00%	21.00%	21.00%
Increase (decrease) due to:
State income taxes	2.75%	3.28%	5.45%
Non-deductible fines and penalties	—%	2.54%	—%
Tax-exempt interest and dividend income	(3.11)%	(1.57)%	(0.91)%
Stock-based compensation expense	0.40%	0.19%	0.44%
Other	0.12%	0.26%	(0.32)%
Effective tax rate	21.16%	25.70%	25.66%
The Company remains subject to examination by taxing authorities for the years ending after December 31, 2019. Management has identified no uncertain tax positions at December 31, 2023.

Note 14 – Net Income per Common Share
The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2023	2022	2021
Basic:
Net income	$100,534	$140,930	$176,691
Average common shares outstanding	30,346	32,004	31,936
Basic net income per common share	$3.31	$4.40	$5.53

Diluted:
Net income	$100,534	$140,930	$176,691
Average common shares outstanding	30,346	32,004	31,936
Adjustment for common share equivalents	47	74	67
Average common shares outstanding-diluted	30,393	32,078	32,003
Diluted net income per common share	$3.31	$4.39	$5.52

Anti-dilutive shares	3	3	3
Note 15 – Related Party Transactions
The EagleBank Foundation, a 501(c)(3) non-profit, seeks to improve the well-being of our community by providing financial support to local charitable organizations that help foster and strengthen vibrant, healthy, cultural and sustainable communities. The Company paid $143 thousand, $113 thousand and $134 thousand to the EagleBank Foundation for the years ended December 31, 2023, 2022 and 2021, respectively, which were recorded in other expenses on the Consolidated Statements of Income.
Certain directors and executive officers of the Company and the Bank and certain affiliated entities of such directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. Please see further detail regarding Related Party Loans in Note 4 "Loans and Allowance for Credit Losses" and Related Party Deposits in Note 10 "Deposits."

Note 16 – Stock-Based Compensation
The Company maintains the 2021 Stock Plan ("2021 Plan"), the 2016 Stock Plan (“2016 Plan”), the 2006 Stock Plan (“2006 Plan”), the 2021 Employee Stock Purchase Plan ("2021 ESPP") and the 2011 Employee Stock Purchase Plan (“2011 ESPP”).
In connection with the acquisition of Virginia Heritage Bank ("Virginia Heritage"), the Company assumed the Virginia Heritage 2006 Stock Option Plan and the 2010 Long Term Incentive Plan (the “Virginia Heritage Plans”).
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
In February 2023, the Company awarded 168,994 shares of time vested restricted stock to senior officers, directors and certain employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
In February 2023, the Company awarded senior officers a targeted number of 59,816 performance vested restricted stock units (“PRSUs”). The vesting of PRSUs is 100% after three years with payouts based on threshold, target or maximum average performance targets over a three year period. There are two performance metrics: 1) total shareholder's return; and 2) return on average assets. In February 2023, the 2020 performance award vested and 11,187 incremental shares were awarded.
In March 2023, the Company awarded 2,540 shares of time vested restricted stock to two employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
In May 2023, the Company awarded 984 shares of time vested restricted stock to two employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
In June 2023, the Company awarded 1,024 shares of time vested restricted stock to two employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
In July 2023, the Company awarded 462 shares of time vested restricted stock to an employee. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
In September 2023, the Company awarded 13,818 shares of time vested restricted stock to an employee. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
In October 2023, the Company awarded 2,434 shares of time vested restricted stock to an employee. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.
The Company has unvested restricted stock awards and PRSU grants of 437,207 shares at December 31, 2023. Unrecognized stock based compensation expense related to restricted stock awards and PRSU grants totaled $10.1 million at December 31, 2023. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.87 years.
The following table summarizes the unvested restricted stock awards for performance for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023		2022		2021
Performance Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning	129,855	$45.15	118,568	$44.71	90,642	$49.11
Issued	71,003	40.50	37,775	53.97	51,564	42.97
Forfeited	(44,084)	40.29	(1,966)	55.76	(580)	60.45
Vested	(33,559)	44.60	(24,522)	55.76	(23,058)	60.45
Unvested at end	123,215	$44.74	129,855	$45.15	118,568	$44.71
The following table summarizes the unvested time vesting restricted stock awards for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023		2022		2021
Time Vested Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning	302,148	$53.75	300,792	$46.24	218,031	$45.89
Issued	190,256	44.16	166,471	59.72	179,624	47.63
Forfeited	(27,558)	51.57	(12,064)	53.10	(8,489)	47.38
Vested	(150,854)	51.76	(153,051)	45.54	(88,374)	48.10
Unvested at end	313,992	$49.08	302,148	$53.75	300,792	$46.24
Below is a summary of stock option activity for the years ended December 31, 2023, 2022 and 2021. The information excludes restricted stock units and awards.

	Years Ended December 31,
	2023		2022		2021
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning balance	2,500	$47.95	5,789	$36.96	5,789	$36.96
Issued	—	—	—	—	—	—
Exercised	—	—	(3,289)	28.60	—	—
Forfeited	—	—	—	—	—	—
Ending balance	2,500	$47.95	2,500	$47.95	5,789	$36.96
Exercisable end of year	2,500	$47.95	1,666	$47.95	4,122	$32.51
There were no grants of stock options during the years ended December 31, 2023, 2022 and 2021.
Grants of stock options have expected lives based on the "simplified" method allowed by ASC 718 "Compensation," whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.
There was no intrinsic value of outstanding stock options for both December 31, 2023 and 2022. The total fair value of stock options vested was $18 thousand for all three years ended December 31, 2023, 2022 and 2021. At December 31, 2023, there is no unrecognized stock-based compensation expense related to stock options.
Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Proceeds from stock options exercised	$—	$97	$—
Tax benefits realized from stock compensation	—	3	—
Intrinsic value of stock options exercised	—	98	—
Approved by shareholders in May 2021, the 2021 ESPP reserved 200,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2021 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $25,000 annually (not to exceed more than 10% of compensation per pay period). At December 31, 2023, the 2021 ESPP had 157,524 shares reserved for issuance.
Included in salaries and employee benefits in the accompanying Consolidated Statements of Income, the Company recognized $10.0 million, $6.0 million and $7.8 million in stock-based compensation expense for 2023, 2022 and 2021, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.
Note 17 – Employee Benefit Plans
The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 18 years and have completed at least 1 month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is reviewed annually. For the years 2023, 2022 and 2021, the Company recognized $1.7 million, $1.8 million and $1.8 million in expense associated with this benefit, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Income.
Note 18 – Supplemental Executive Retirement Plan
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
The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million and two insurance carriers in 2019 totaling $2.6 million. These annuity contracts have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The cash surrender value of the annuity contracts was $13.1 million and $13.9 million at December 31, 2023 and 2022, respectively, and was included in other assets on the Consolidated Balance Sheet. For the years ended December 31, 2023, 2022 and 2021 the Company recorded benefit expense accruals of $584 thousand, $513 thousand and $338 thousand, respectively, for this post retirement benefit.
Upon death of a named executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively finance payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

Note 19 – Financial Instruments with Off-Balance Sheet Risk
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
Loan commitments outstanding and lines and letters of credit at December 31, 2023 and 2022 are as follows:

(dollars in thousands)	2023	2022
Unfunded loan commitments	$1,981,334	$2,335,735
Unfunded lines of credit	98,614	107,919
Letters of credit	87,146	100,196
Interest rate lock commitments	—	6,963
Total	$2,167,094	$2,550,813
As of December 31, 2023, the total reserve for unfunded commitments was $5.6 million as compared to $5.9 million at December 31, 2022 and is accounted for as a liability on the Consolidated Statements of Financial Condition. See Note 1 of the Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.
The Bank maintains a reserve for the potential repurchase of residential mortgage loans, which was $0 at December 31, 2023 and $25 thousand at December 31, 2022. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets. The Company commenced the cessation of first lien residential mortgage origination for secondary sale during the three months ended March 31, 2023, and subsequently, completed residual origination and sales activities as of June 30, 2023. Additions to the reserve are a component of other expenses in the accompanying Consolidated Statements of Income. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2023, no reserve charges have occurred related to fraud.
Note 20 – Commitments and Contingent Liabilities
The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 20 "Financial Instruments With Off Balance Sheet Risk" the following table shows details on these fixed and determinable obligations as of December 31, 2023 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity (1)	$6,590,572	$—	$—	$—	$6,590,572
Time deposits (1)	1,445,395	756,763	15,309	—	2,217,467
Borrowed funds (2)	1,400,505	—	—	—	1,400,505
Operating lease obligations	6,564	8,593	4,525	3,556	23,238
Outside data processing (3)	5,450	11,568	13,382	—	30,400
George Mason sponsorship (4)	675	1,388	1,400	4,675	8,138
LIHTC investments (5)	16,292	6,340	518	735	23,885
Total	$9,465,453	$784,652	$35,134	$8,966	$10,294,205
(1)Excludes accrued interest payable at December 31, 2023.
(2)Borrowed funds include customer repurchase agreements and other borrowings.
(3)The Bank has outstanding obligations under its current core data processing contract that expire in June 2029 and one other vendor arrangement that relates to network infrastructure and data center services that expires in December 2024.

(4)The Bank has the option of terminating the George Mason University ("George Mason") agreement at the end of contract years 10 and 15 (that is, effective June 30, 2025 or June 30, 2030). Should the Bank elect to exercise its right to terminate the George Mason contract, contractual obligations would decrease $3.5 million and $3.6 million for the first option period (years 11-15) and the second option period (years 16-20), respectively.
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
On June 1, 2022, the Company reached an agreement in principle with the SEC staff to resolve the SEC's investigation with respect to the Company's identification, classification and disclosure of related party transactions; the retirement of certain former officers and directors; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. On August 16, 2022, the SEC approved the settlement, pursuant to which the Company consented, without admitting or denying the SEC's allegations, to the entry of an administrative cease-and-desist order for violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 13a-1, 14a-9 and 12b-20 thereunder; and therefore, recorded and paid a civil money penalty of $10.0 million and $2.6 million in disgorgement, plus prejudgment interest. On October 6, 2022, the SEC staff informed our Chief Financial Officer that it had concluded its related investigation as to him and does not intend to recommend an enforcement action against him. No additional liabilities were recorded for the year ended December 31, 2023 in connection with the SEC's approval and public announcement of the settlement.
On August 2, 2022, the Bank reached an agreement in principle with the staff of the Federal Reserve to resolve the FRB's investigation with respect to the Bank. As previously disclosed, the investigation relates to the Company's identification, classification and disclosure of related party transactions; and the relationship of the Company and certain of its former officers and directors with a local public official, among other things. On August 16, 2022, the FRB approved the settlement, pursuant to which the Company consented, without admitting or denying the FRB's allegations, to the entry of a consent order for violations of Regulation O, 12 C.F.R. §§ 215 et seq. and unsafe and unsound banking practices, due to internal control deficiencies relating to loans involving its former Chief Executive Officer and an inadequate third-party risk management program, in each case from 2015 to 2018, and therefore, recorded and paid a civil money penalty of approximately $9.5 million. No additional liabilities were recorded for the year ended December 31, 2023 in connection with the FRB's approval and public announcement of the settlement.

As previously disclosed, the Company maintains director and officer insurance policies ("D&O Insurance Policies") that provide coverage for certain legal defense costs. When claims are covered by D&O Insurance Policies, the Company records a corresponding receivable against the incurred legal defense cost expense when the claim is paid. When D&O Insurance Policies are exhausted, the Company is responsible for paying the defense cost associated with any investigations and litigations for itself and on behalf of any current and former Officers and Directors entitled to indemnification from the Company. The Company cannot predict with any certainty the amount of defense costs that the Company may incur in the future in connection with currently ongoing and any future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company's control.

Note 21 – Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and common equity tier one capital ("CET1") (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), referred to as the Leverage Ratio. Management believes, as of December 31, 2023 and 2022, that the Company and Bank met all capital adequacy requirements to which they are subject.
The actual capital amounts and ratios for the Company and Bank as of December 31, 2023 and 2022 are presented in the table below:

	Company		Bank		Minimum Required For Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Regulations (2)
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of December 31, 2023
CET1 capital (to risk weighted assets)	$1,335,967	13.90%	$1,330,001	13.92%	7.00%	6.50%
Total capital (to risk weighted assets)	1,421,347	14.79%	1,415,381	14.81%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,335,967	13.90%	1,330,001	13.92%	8.50%	8.00%
Tier 1 capital (to average assets)	1,335,967	10.73%	1,330,001	10.72%	4.00%	5.00%

As of December 31, 2022
CET1 capital (to risk weighted assets)	$1,329,971	14.03%	$1,341,347	14.23%	7.00%	6.50%
Total capital (to risk weighted assets)	1,415,854	14.94%	1,412,904	14.99%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,329,971	14.03%	1,341,347	14.23%	8.50%	8.00%
Tier 1 capital (to average assets)	1,329,971	11.63%	1,341,347	11.78%	4.00%	5.00%
(1)The risk-based ratios reflect the minimum requirement plus the capital conservation buffer of 2.500%.
(2)Applies to Bank only
Federal bank and holding company regulations, as well as Maryland law, impose certain restrictions on capital distributions, including dividend payments and share repurchases by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2023, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained capital ratios above the required minimums and the capital conservation buffer. As a result the Company may be restricted in paying dividends.

Note 22 – Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2023
Net unrealized gain (loss) on securities available-for-sale	$43,293	$(10,774)	$32,519
Reclassification adjustment for net loss included in net income	11	(3)	8
Total unrealized gain (loss)	43,304	(10,777)	32,527

Amortization of unrealized loss on securities transferred to held-to-maturity	7,412	(2,607)	4,805

Net unrealized loss on derivatives	(182)	—	(182)

Other comprehensive income (loss)	$50,534	$(13,384)	$37,150

Year Ended December 31, 2022
Net unrealized (loss) gain on securities available-for-sale	$(186,439)	$45,513	$(140,926)
Reclassification adjustment for net loss included in net income	169	(58)	111
Total unrealized (loss) gain	(186,270)	45,455	(140,815)

Net unrealized (loss) gain on securities transferred to held-to-maturity	(66,193)	17,098	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	7,093	(2,732)	4,361
Total unrealized (loss) gain	(59,100)	14,366	(44,734)

Net unrealized gain on derivatives	284	—	284

Other comprehensive (loss) income	$(245,086)	$59,821	$(185,265)

Year Ended December 31, 2021
Net unrealized gain (loss) on securities available-for-sale	$(37,669)	$9,746	$(27,923)
Reclassification adjustment for net (gain) loss included in net income	(2,964)	761	(2,203)
Total unrealized (loss) gain	(40,633)	10,507	(30,126)

Reclassification adjustment for loss on derivatives included in net income	516	(132)	384

Other comprehensive (loss) income	$(40,117)	$10,375	$(29,742)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2023, 2022 and 2021.

(dollars in thousands)	Securities Available For Sale	Held-to-Maturity Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2023
Balance at beginning of year	$(154,773)	$(44,734)	$—	$(199,507)
Other comprehensive income (loss) before reclassifications	32,519	—	(182)	32,337
Amortization of unrealized loss on securities transferred to held-to-maturity	—	4,805	—	4,805
Amounts reclassified from accumulated other comprehensive loss	8	—	—	8
Net other comprehensive income (loss) during period	32,527	4,805	(182)	37,150
Balance at end of year	$(122,246)	$(39,929)	$(182)	$(162,357)

Year Ended December 31, 2022
Balance at beginning of year	$(13,958)	$—	$(284)	$(14,242)
Other comprehensive (loss) income before reclassifications	(140,926)	—	284	(140,642)
Transfer of securities from AFS to HTM	—	(49,095)	—	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	4,361	—	4,361
Amounts reclassified from accumulated other comprehensive loss	111	—	—	111
Net other comprehensive income (loss) during period	(140,815)	(44,734)	284	(185,265)
Balance at end of year	$(154,773)	$(44,734)	$—	$(199,507)

Year Ended December 31, 2021
Balance at beginning of year	$16,168	$—	$(668)	$15,500
Other comprehensive (loss) income before reclassifications	(27,923)	—	—	(27,923)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,203)	—	384	(1,819)
Net other comprehensive income (loss) during period	(30,126)	—	384	(29,742)
Balance at end of year	$(13,958)	$—	$(284)	$(14,242)
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Realized (loss) gain on sale of investment securities	$(11)	$(169)	$2,964	Net (loss) gain on sale of investment securities
Loss on derivatives	—	—	(516)	Interest on deposits
Income tax benefit (expense)	3	58	(629)	Income tax expense
Total	$(8)	$(111)	$1,819	Net Income

Note 23 – Fair Value Measurements
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2023
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$47,901	$—	$47,901
U.S. agency securities	—	671,397	—	671,397
Residential mortgage-backed securities	—	727,353	—	727,353
Corporate mortgage-backed securities	—	49,564	—	49,564
Municipal bonds	—	8,490	—	8,490
Corporate bonds	—	1,683	—	1,683
Interest rate product	—	30,662	—	30,662
Credit risk participation agreements	—	3	—	3
Total assets measured at fair value on a recurring basis as of December 31, 2023	$—	$1,537,053	$—	$1,537,053
Liabilities:
Interest rate product	$—	$30,555	$—	$30,555
Total liabilities measured at fair value on a recurring basis as of December 31, 2023	$—	$30,555	$—	$30,555

December 31, 2022
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$46,327	$—	$46,327
U.S. agency securities	—	669,728	—	669,728
Residential mortgage-backed securities	—	820,503	—	820,503
Corporate mortgage-backed securities	—	50,213	—	50,213
Municipal bonds	—	10,087	—	10,087
Corporate bonds	—	1,808	—	1,808
Loans held for sale	—	6,734	—	6,734
Interest rate product	—	31,039	—	31,039
Mortgage banking derivatives	—	—	93	93
Total assets measured at fair value on a recurring basis as of December 31, 2022	$—	$1,636,439	$93	$1,636,532
Liabilities:
Credit risk participation agreements	$—	$2	$—	$2
Interest rate product	—	30,065	—	30,065
Total liabilities measured at fair value on a recurring basis as of December 31, 2022	$—	$30,067	$—	$30,067

Investment securities available-for-sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include certain U.S. treasury bonds, U.S. Government and agency securities that actively traded in over-the-counter markets. Level 2 securities includes certain U.S. treasury bonds, U.S. agency debt securities, MBS issued by Government Sponsored Entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, for which the carrying amounts approximate the fair value.
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held for sale measured at fair value as of 2022.

	December 31, 2022
(dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$6,734	$6,775	$(41)
There were no residential mortgage loans held for sale that were 90 or more days past due or on nonaccrual status as of December 31, 2022. While the Company had loans held for sale outstanding in 2023, the Company does not have any loans held for sale as of December 31, 2023.
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
Interest rate derivatives: The Company entered into an interest rate derivative with an institutional counterparty, under which the Company will receive cash if and when market rates exceed the derivatives' strike rate. The fair value of the derivative is calculated by determining the total expected asset or liability exposure of the derivatives. Total expected exposure incorporates both the current and potential future exposure of the derivative, derived from using observable inputs, such as yield curves and volatilities. Accordingly, the derivative falls within Level 2.
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
Mortgage banking derivatives for loans settled on a mandatory basis: The Company commenced the cessation of first lien residential mortgage origination for secondary sale in the first quarter of 2023. The Company completed origination and sales activities as of the end of the second quarter of 2023. While the Company had mortgage banking derivatives in 2023, the Company does not have any of these derivatives as of December 31, 2023.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.
Loans: The fair value of individually assessed loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2023, substantially all of the Company’s individually assessed loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e. those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned ("OREO"): OREO is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
Assets measured at fair value on a nonrecurring basis are included in the table below: There were no liabilities measured at fair value on a non-recurring basis at December 31, 2023 and 2022.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2023
Individually assessed loans:
Commercial	$—	$—	$2,475	$2,475
Income producing - commercial real estate	—	—	41,038	41,038
Owner occupied - commercial real estate	—	—	19,880	19,880
Real estate mortgage - residential	—	—	1,638	1,638
Construction - commercial and residential	—	—	396	396
Home equity	—	—	242	242
Other real estate owned	—	—	1,108	1,108
Total assets measured at fair value on a nonrecurring basis as of December 31, 2023	$—	$—	$66,777	$66,777

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2022
Individually assessed loans:
Commercial	$—	$—	$1,790	$1,790
Income producing - commercial real estate	—	—	3,131	3,131
Owner occupied - commercial real estate	—	—	19,187	19,187
Real estate mortgage - residential	—	—	1,404	1,404
Other consumer			3	3
Other real estate owned	—	—	1,962	1,962
Total assets measured at fair value on a nonrecurring basis as of December 31, 2022	$—	$—	$27,477	$27,477
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
Quoted market prices, if available, are shown as estimates of fair value. Because no quoted market prices exist for a portion of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instrument values, including in certain cases, the Company's estimation of exit pricing, and should not be considered an indication of the fair value of the Company taken as a whole.

Estimated fair values of the Company’s financial instruments at December 31, 2023 and 2022 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2023
Assets
Cash and due from banks	$9,047	$9,047	$9,047	$—	$—
Federal funds sold	3,740	3,740	—	3,740	—
Interest bearing deposits with other banks	709,897	709,897	—	709,897	—
Investment securities available-for-sale	1,506,388	1,506,388	—	1,506,388	—
Investment securities held-to-maturity	1,015,737	901,582	—	901,582	—
Federal Reserve and Federal Home Loan Bank stock	25,748	N/A	—	—	—
Loans	7,968,695	7,720,241	—	—	7,720,241
Bank owned life insurance	112,921	112,921	—	112,921	—
Annuity investment	13,112	13,112	—	13,112	—
Credit risk participation agreements	3	3	—	3	—
Interest rate product	30,662	30,662	—	30,662	—
Accrued interest receivable	53,337	53,337	53,337	—	—

Liabilities
Noninterest bearing deposits	2,279,081	2,279,081	—	2,279,081	—
Interest bearing deposits	4,311,491	4,311,491	—	4,311,491	—
Time deposits	2,217,467	2,217,795	—	2,217,795	—
Customer repurchase agreements	30,587	30,587	—	30,587	—
Borrowings	1,369,918	1,368,621	—	1,368,621	—
Interest rate product	30,555	30,555	—	30,555	—
Accrued interest payable	57,395	57,395	57,395	—	—

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2022
Assets
Cash and due from banks	$12,655	$12,655	$12,655	$—	$—
Federal funds sold	33,927	33,927	—	33,927	—
Interest bearing deposits with other banks	265,272	265,272	—	265,272	—
Investment securities available-for-sale	1,598,666	1,598,666	—	1,598,666	—
Investment securities held-to-maturity	1,093,374	968,707	—	968,707	—
Federal Reserve and Federal Home Loan Bank stock	65,067	N/A	—	—	—
Loans held for sale	6,734	6,734	—	6,734	—
Loans	7,635,632	7,501,484	—		7,501,484
Bank owned life insurance	110,998	110,998	—	110,998	—
Annuity investment	13,869	13,869	—	13,869	—
Mortgage banking derivatives	93	93	—		93
Interest rate product	31,039	31,039	—	31,039	—
Accrued interest receivable	51,390	51,390	51,390	—	—

Liabilities
Noninterest bearing deposits	3,150,751	3,150,751	—	3,150,751	—
Interest bearing deposits	4,778,932	4,778,932	—	4,778,932	—
Time deposits	783,499	790,418	—	790,418	—
Customer repurchase agreements	35,100	35,100	—	35,100	—
Borrowings	1,044,795	1,049,459	—	1,049,459	—
Credit risk participation agreements,	2	2	—	2	—
Interest rate product	30,065	30,065	—	30,065	—
Accrued interest payable	4,881	4,881	4,881	—	—

Note 24 – Parent Company Financial Information
Condensed financial information for Eagle Bancorp, Inc. (the "Parent Company") is as follows:

	Parent Company Condensed Balance Sheets as of
(dollars in thousands)	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$38,396	$21,540
Investment securities held-to-maturity, net allowance for credit losses of $1,449 and $326 at December 31, 2023 and 2022, respectively	43,633	44,673
Investment in subsidiary	1,269,022	1,240,473
Other assets	10,366	9,065
Total Assets	$1,361,417	$1,315,751

Liabilities
Other liabilities	$17,216	$17,636
Borrowings	69,918	69,794
Total liabilities	87,134	87,430

Shareholders’ Equity
Common stock	296	310
Additional paid in capital	374,888	412,303
Retained earnings	1,061,456	1,015,215
Accumulated other comprehensive loss	(162,357)	(199,507)
Total Shareholders’ Equity	1,274,283	1,228,321
Total Liabilities and Shareholders’ Equity	$1,361,417	$1,315,751

	Parent Company Condensed Statements of Income
	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Income
Other interest and dividends	$126,264	$87,781	$170,741
Gain on sale of investment securities	—	—	93
Other income (loss)	43	(24)	(46)
Total Income	126,307	87,757	170,788

Expenses
Interest expense	4,149	4,149	9,993
Legal and professional	1,695	894	2,617
Directors compensation	597	643	589
Provision for credit losses	1,124	326	—
Other	879	14,746	1,250
Total Expenses	8,444	20,758	14,449

Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	117,863	66,999	156,339
Income Tax Benefit	(1,220)	(1,183)	(2,903)

Income Before Equity in Undistributed Income of Subsidiaries	119,083	68,182	159,242
Equity in Undistributed Income of Subsidiaries	(18,549)	72,748	17,449
Net Income	$100,534	$140,930	$176,691

	Parent Company Condensed Statements of Cash Flows
	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Cash Flows From Operating Activities
Net Income	$100,534	$140,930	$176,691
Adjustments to reconcile net income to net cash used in operating activities: Equity in undistributed income of subsidiary	18,549	(72,748)	(17,449)
Net tax benefits from stock based compensation expense	10,018	9,899	7,811
Securities premium amortization, net	6	(54)	5
Provision for credit losses for investment securities held-to-maturity	1,124	326	—
Depreciation and amortization	124	—	—
(Increase) decrease in other assets	(10,397)	(12,909)	66,598
(Decrease) increase in other liabilities	(1,064)	4,593	(681)
Net cash provided by operating activities	118,894	70,037	232,975

Cash Flows From Investing Activities
Purchases of available-for-sale investment securities	—	—	(40,000)
Proceeds from maturities of available-for-sale securities	—	—	13,031
Purchases of held-to-maturities investment securities	—	(3,976)	—
Proceeds from maturities of held-to-maturities securities	—	1,500	—
Net cash used in by investing activities	—	(2,476)	(26,969)

Cash Flows From Financing Activities
Repayment of long term debt	—	—	(148,407)
Proceeds from exercise of stock options	—	97	—
Proceeds from employee stock purchase plan	586	748	496
Common stock repurchased	(47,631)	(33,087)	(682)
Cash dividends paid	(54,993)	(55,776)	(44,691)
Net cash used in financing activities	(102,038)	(88,018)	(193,284)
Net Increase (Decrease) in Cash	16,856	(20,457)	12,722
Cash and Cash Equivalents at Beginning of Year	21,540	41,997	29,275
Cash and Cash Equivalents at End of Year	$38,396	$21,540	$41,997
Non-Cash Investing Activities
Transfers of investment securities from available-for-sale to held-to-maturity	$—	$42,467	$—

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2023 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The 2023 financial statements have been audited by the independent registered public accounting firm of Crowe LLP (“Crowe”). Crowe has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.
Changes in Internal Control over Financial Reporting
Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, utilizing framework established in “Internal Control – Integrated Framework (2013)” issued by COSO. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2023 is effective. Additionally, there were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Agreements with the Paul Saltzman, Executive Vice President, Chief Legal Officer

On February 21, 2024, the Bank and Paul Saltzman, Executive Vice President and Chief Legal Officer of the Bank and the Company, entered into an amended and restated employment agreement (the “Amended Employment Agreement”) and an amended and restated non-compete agreement (the “Amended Non-Compete”), each of which superseded and replaced his prior agreements.

Under the Amended Employment Agreement, Mr. Saltzman is entitled to an annual base salary of $419,247, which can be increased but not decreased without the consent of Mr. Saltzman other than as part of a salary reduction applicable to all senior executives of the Bank. In addition, Mr. Saltzman is eligible to participate in benefit plans generally available to similarly situated officers and employees of the Bank. The Amended Employment Agreement also includes an annual car allowance of $9,000 payable in equal installments in accordance with the Bank’s regular payroll practices and a housing allowance of up to $2,246.83 per month for a maximum of 24 months from the effective date of the Amended Employment Agreement. In addition, if Mr. Saltzman obtains a life insurance policy with a benefit of up to $750,000, then during the term of the Amended Employment Agreement, the Bank will reimburse Mr. Saltzman the cost of the premiums on the life insurance policy.

If Mr. Saltzman’s employment is terminated by the Bank without cause (as defined in the agreement), he is entitled to a lump sum cash payment equal to 12 times his total monthly premium (i.e., his portion and the Bank’s portion) of his health, dental and vision insurance premiums, payable within 60 days following his date of termination, provided that he timely executes, and does not revoke, a general release of claims.

In the event that Mr. Saltzman’s employment is terminated by the Bank without cause within 120 days immediately prior to and in conjunction with a change in control (as defined in the Amended Employment Agreement) or within 12 months following the consummation of a change in control, or if, within 12 months following the consummation of a change in control, Mr. Saltzman terminates his employment following (i) a material reduction in his title, duties, and/or position, (ii) a material reduction in in his compensation, benefits, contractual terms, or responsibilities, or (iii) a relocation of his primary worksite or more than 25 miles (items (i) through (iii) are referred to as a “good reason”), the Amended Employment Agreement provides that Mr. Saltzman would be entitled to a lump sum cash payment equal to (i) 0.99 times the sum of (a) his annual salary at the highest rate in effect during the 12-month period immediately preceding his termination date, plus (b) his annual incentive cash bonuses paid in the most recent 12-month period, and (ii) 36 times the total monthly premium (i.e., his portion and the Bank’s portion) of his health, dental and vision insurance premiums. The lump sum cash payment will be payable within 60 days following the later of Mr. Saltzman’s date of termination of employment or the effective date of the change in control, subject to Mr. Saltzman executing, and not revoking, a general release of claims. The payment will be reduced by an amount necessary to avoid any excise tax or penalties under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), only if such reduction results in a greater after-tax benefit to Mr. Saltzman.

The Amended Employment Agreement contains non-competition and non-solicitation restrictions that apply during the term and for one year following Mr. Saltzman’s termination of employment. The Amended Employment Agreement also contains confidentiality, cooperation, and non-disparagement provisions.

The Amended Non-Compete provides that if the Bank terminates Mr. Saltzman’s employment without cause (as defined in the Amended Employment Agreement), or within 12 months following the consummation of a change in control, Mr. Saltzman terminates his employment for good reason (as set forth above), the Bank will continue to pay Mr. Saltzman the sum of (i) one-twelfth of his annual salary at the highest rate in effect during the 12-month period immediately preceding his termination date, plus (ii) one-twelfth his annual incentive cash bonuses paid in the most recent 12-month period, payable in equal monthly installments for one year contingent on and following the date on which the general release of claims is executed and delivered to the Bank. The payments are also contingent on Mr. Saltzman’s compliance with the conditions and requirements set forth in the Amended Non-Compete. The Amended Non-Compete requires that for a period of one year after termination of employment, Mr. Saltzman will not, directly or indirectly, in any capacity (whether as a proprietor, owner, agent, officer, director, shareholder, organizer, partner, principal, manager, member, employee, contractor, consultant or otherwise) engage in employment or provide services to any financial services enterprise (including but not limited to a savings and loan association, bank, credit union or insurance company) engaged in the business of offering retail customer and commercial deposit accounts and/or loan products.

Retirement Announcement of Lindsey Rheaume, Executive Vice President & Chief Lending Officer – Commercial and Industrial

On February 23, 2024, Lindsey Rheaume, currently Executive Vice President & Chief Lending Officer – Commercial and Industrial, announced his retirement from the Company and the Bank effective July 15, 2024, and entered into a Transition Agreement with General Release of Claims (the “Transition Agreement”) with the Company and the Bank as of the same date. The Transition Agreement , which memorializes a negotiated severance arrangement, provides for Mr. Rheaume’s continued employment with the Company in his current capacity until July 15, 2024 (the “Termination Date”). In exchange for Mr. Rheaume’s continued services through the Termination Date, the Company will treat Mr. Rheaume as eligible for Normal Retirement Benefits for purposes of his Supplemental Executive Retirement Plan and reimburse Mr. Rheaume for his COBRA payments for 12 months following the Termination Date. In addition, the Transition Agreement provides that, in connection with his retirement, Mr. Rheaume will forfeit his outstanding performance-based restricted stock awards and continue to vest in his time-based retirement stock awards. The Transition Agreement supersedes Mr. Rheaume’s existing Employment Agreement and Non-Compete Agreement except with respect for certain surviving non-financial provisions, including restrictive covenant obligations.

The foregoing summary of Mr. Rheaume’s Transition Agreement does not purport to be complete and is qualified in its entirety by reference to the Transition Agreement, which is filed herewith as Exhibit 10.32 and incorporated by reference herein in its entirety.

Resignation Announcement of Jay Namputhiripad, Executive Vice President and Chief Risk Officer of EagleBank

On February 27, 2024, Jay Namputhiripad, Executive Vice President and Chief Risk Officer of EagleBank resigned effective immediately. Jay Namputhiripad was not an executive officer of the Company. Chief Risk Officer responsibilities will be temporarily assumed by Eric Newell, Executive Vice President and Chief Financial Officer of the Company until a replacement Chief Risk Officer is appointed. The Bank is actively recruiting for a new Chief Risk Officer.

Replacement of Clawback Policy

In October 2023, the Board of Directors adopted the Eagle Bancorp, Inc. Clawback Policy, replacing our former Clawback Policy.

The Clawback Policy is consistent with the SEC's adoption of new rules to implement Section 954 of the Dodd-Frank Act and corresponding Nasdaq listing standards and generally provides for the recoupment of erroneously awarded incentive-based compensation received by current and former executive officers (as defined in Rule 10D-1 of the Exchange Act), including our NEOs, during the three completed fiscal years immediately preceding the date that the Company is required to prepare an accounting restatement.

(b) Director and Officer Trading Arrangements:

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Delinquent Section 16(a) Reports” and “2023 Meetings, Committees and Procedures of the Board of Directors” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 16, 2024 (the “Proxy Statement”). The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer which is available on our website at https://ir.eaglebankcorp.com/. This reference to our website is an inactive textual reference only and is not a hyperlink. The information on our website is not incorporated by reference in this Form 10-K, and you should not consider it a part of this Form 10-K. A copy of the code of ethics will also be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7830 Old Georgetown Road, Third Floor, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors – Director Compensation,” “2023 Meetings, Committees and Procedures of the Board of Directors,” “Compensation Committee Report” and “Compensation Discussion and Analysis” in the Proxy Statement, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the material appearing under the caption “Voting Securities and Principal Shareholders” in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors,” "Corporate Governance" and “Certain Relationships and Related Party Transactions” in the Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the material appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm – Fees Paid to Independent Accounting Firm” in the Proxy Statement.
The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2023, 2022 and 2021, and for the three years then ended was Crowe LLP (PCAOB Firm ID No. 173) located in Chicago, Illinois.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements are included in this report
Reports of Crowe LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.2)
4.4	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (5)

4.5	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.4)
4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1 +	2006 Stock Plan (6)
10.2 +	2016 Stock Plan (7)
10.3 +	Second Amended and Restated Employment Agreement dated as of September 25, 2023, between EagleBank and Charles D. Levingston (30)
10.4 +	Amended and Restated Employment Agreement dated as of December 18, 2023, between EagleBank and Susan G. Riel (36)
10.5 +	Second Amended and Restated Employment Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (11)
10.6 +	Second Amended and Restated Employment Agreement dated as of January 28, 2020 between EagleBank and Lindsey S. Rheaume (12)
10.7 +	Employment Agreement dated as of September 25, 2023 between EagleBank, Eagle Bancorp, Inc. and Eric R. Newell (31)
10.8 +	Employment Agreement dated as of August 9, 2023 between EagleBank, Eagle Bancorp, Inc. and Ryan Riel (32)
10.9 +	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Charles D. Levingston (13)
10.10 +	Amended and Restated Non-Compete Agreement dated as of December 18, 2023, between EagleBank and Susan G. Riel (37)
10.11 +	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (16)
10.12 +	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Lindsey S. Rheaume (17)
10.13 +	Non-Compete Agreement dated as of September 25, 2023, between EagleBank, Eagle Bancorp, Inc. and Eric R. Newell (33)
10.14 +	Non-Compete Agreement dated as of August 9, 2023, between EagleBank, Eagle Bancorp, Inc. and Ryan Riel (34)
10.15 +	Amended and Restated Non-Compete Agreement dated as of December 18, 2023, between Eagle Bancorp, Inc., EagleBank and Norman R. Pozez (39)
10.16 +	Form of Supplemental Executive Retirement Plan Agreement (18)
10.17 +	2024 Senior Executive Incentive Plan
10.18 +	Virginia Heritage Bank 2006 Stock Option Plan (20)
10.19 +	Virginia Heritage Bank 2010 Long-Term Incentive Plan (21)
10.20 +	Supplemental Executive Retirement Plan Agreement between EagleBank and Charles D. Levingston dated as of January 29, 2020 (22)
10.21 +	Long Term Incentive Plan 2024-2026
10.22 +	Amended and Restated Employment Agreement dated as of February 21, 2024 between EagleBank and Paul Saltzman
10.23 +	Non-Compete Agreement dated as of February 21, 2024 between EagleBank and Paul Saltzman
10.24 +	Amended and Restated Chairman Compensation Agreement, dated as of December 18, 2023, among Eagle Bancorp, Inc., EagleBank and Norman R. Pozez (38)
10.25 +	Amended and Restated Non-Compete Agreement, dated as of December 18, 2023 among Eagle Bancorp, Inc., EagleBank, and Norman R. Pozez (39)
10.26	Form of Non-Employee Director Restricted Stock Award (Time Vested) (25)
10.27 +	Form of Executive Officer Performance Vested Restricted Stock Unit Award Agreement (26)
10.28 +	Form of Executive Officer Restricted stock Award Agreement (Time Vested) (27)
10.29 +	Restricted Stock Award Agreement for Norman R. Pozez dated April 2, 2020 (28)
10.30 +	2021 Stock Plan (39)
10.31 +	2021 Employee Stock Purchase Plan (40)
10.32 +	Transition Agreement with General Release of Claims, dated as of February 27, 2024 among Eagle Bancorp, Inc., EagleBank, and Lindsey Rheaume

21	Subsidiaries of the Registrant

23.1	Consent of Crowe LLP
31.1	Certification of Susan G. Riel
31.2	Certification of Eric R. Newell
31.3	Certification of Norman R. Pozez
32.1	Certification of Susan G. Riel
32.2	Certification of Eric R. Newell
32.3	Certification of Norman R. Pozez

97.1	Clawback Policy

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at December 31, 2023 and 2022
(ii) Consolidated Statement of Operations for the years ended December 31, 2023, 2022 and 2021
(iii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022 and 2021
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Annual Report on Form 10-K, formatted in Inline XBRL

(+)	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by Reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 22, 2016
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-211857)
(8)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(9)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(10)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2020.
(11)	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(12)	Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(13)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(14)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 3, 2020.

(15)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 14, 2020.
(16)	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(17)	Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(18)	Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2013.
(19)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 26, 2019.
(20)	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-199875)
(21)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-199875)
(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020.
(23)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 26, 2019.
(24)	Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(25)	Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.
(26)	Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.
(27)	Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.
(28)	Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.
(29)	Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed on October 7, 2020.
(30)	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023.
(31)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023.
(32)	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023.
(33)	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023.
(34)	Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023.
(35)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2023.
(36)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2023.
(37)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 21, 2023.
(38)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 21, 2023.
(39)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2021.
(40)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 26, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
February 29, 2024	by:	/s/ Susan G. Riel
Susan G. Riel, President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew D. Brockwell	Director	February 29, 2024
Matthew D. Brockwell

/s/ Steven Freidkin	Director	February 29, 2024
Steven Freidkin

/s/ Theresa G. LaPlaca	Director	February 29, 2024
Theresa G. LaPlaca

/s/ Leslie Ludwig	Director	February 29, 2024
Leslie Ludwig

/s/ Eric R. Newell	Executive Vice President	February 29, 2024
Eric R. Newell	and Chief Financial Officer of the Company (Principal Financial and Accounting Officer)

/s/ Norman R. Pozez	Executive Chairman of the Company	February 29, 2024
Norman R. Pozez

/s/ Kathy A. Raffa	Director	February 29, 2024
Kathy A. Raffa

/s/ Susan G. Riel	President and Chief	February 29, 2024
Susan G. Riel	Executive Officer of the Company (Principal Executive Officer)

/s/ James A. Soltesz, P.E.	Director	February 29, 2024
James A. Soltesz

/s/ Benjamin M. Soto, Esquire	Director	February 29, 2024
Benjamin M. Soto