Form 10-Q
period 2024-03-31
EAGLE BANCORP INC
filed 2024-05-03
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒
As of May 1, 2024, the registrant had 30,189,637 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$10,076	$9,047
Federal funds sold	11,343	3,740
Interest-bearing deposits with banks and other short-term investments	696,453	709,897
Investment securities available-for-sale (amortized cost of $1,613,659 and $1,668,316, respectively, and allowance for credit losses of $17 and $17, respectively).	1,445,034	1,506,388
Investment securities held-to-maturity, net of allowance for credit losses of $1,957 and $1,956, respectively (fair value of $878,159 and $901,582, respectively)	1,000,732	1,015,737
Federal Reserve and Federal Home Loan Bank stock	54,678	25,748
Loans	7,982,702	7,968,695
Less: allowance for credit losses	(99,684)	(85,940)
Loans, net	7,883,018	7,882,755
Premises and equipment, net	9,504	10,189
Right-of-use assets - operating leases	17,679	19,129
Deferred income taxes	87,813	86,620
Bank-owned life insurance	113,624	112,921
Goodwill and other intangible assets, net	104,611	104,925
Other real estate owned	773	1,108
Other assets	177,310	176,334
Total Assets	$11,612,648	$11,664,538

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,835,524	$2,279,081
Interest-bearing transaction	1,207,566	997,448
Savings and money market	3,235,391	3,314,043
Time	2,222,958	2,217,467
Total deposits	8,501,439	8,808,039
Customer repurchase agreements	37,059	30,587
Borrowings	1,669,948	1,369,918
Operating lease liabilities	21,611	23,238
Reserve for unfunded commitments	6,045	5,590
Other liabilities	117,133	152,883
Total Liabilities	10,353,235	10,390,255

Shareholders' Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 30,185,732 and 29,925,612, respectively	297	296
Additional paid-in capital	377,334	374,888
Retained earnings	1,047,550	1,061,456
Accumulated other comprehensive loss	(165,768)	(162,357)
Total Shareholders' Equity	1,259,413	1,274,283
Total Liabilities and Shareholders' Equity	$11,612,648	$11,664,538
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest Income
Interest and fees on loans	$137,994	$120,850
Interest and dividends on investment securities	12,680	13,545
Interest on balances with other banks and short-term investments	24,862	5,774
Interest on federal funds sold	66	78
Total interest income	175,602	140,247
Interest Expense
Interest on deposits	79,383	48,954
Interest on customer repurchase agreements	315	302
Interest on borrowings	21,206	15,967
Total interest expense	100,904	65,223
Net Interest Income	74,698	75,024
Provision for Credit Losses	35,175	6,164
Provision for Credit Losses for Unfunded Commitments	456	848
Net Interest Income After Provision for Credit Losses	39,067	68,012

Noninterest Income
Service charges on deposits	1,699	1,510
Gain on sale of loans	—	305
Net gain (loss) on sale of investment securities	4	(21)
Increase in the cash surrender value of bank-owned life insurance	703	655
Other income	1,183	1,251
Total noninterest income	3,589	3,700
Noninterest Expense
Salaries and employee benefits	21,726	24,174
Premises and equipment expenses	3,059	3,317
Marketing and advertising	859	636
Data processing	3,293	3,099
Legal, accounting and professional fees	2,507	3,254
FDIC insurance	6,412	1,486
Other expenses	2,141	4,618
Total noninterest expense	39,997	40,584
Income Before Income Tax Expense	2,659	31,128
Income Tax Expense	2,997	6,894
Net (Loss) Income	$(338)	$24,234

(Loss) Earnings Per Common Share
Basic	$(0.01)	$0.78
Diluted	$(0.01)	$0.78
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net (Loss) Income	$(338)	$24,234

Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (loss) gain on securities available-for-sale	(5,067)	17,936
Reclassification adjustment for (gain) loss included in net income	(3)	16
Total unrealized (loss) gain on investment securities available-for-sale	(5,070)	17,952
Amortization of unrealized loss on securities transferred to held-to-maturity	1,385	641
Total unrealized gain on investment securities held-to-maturity	1,385	641
Unrealized gain on derivatives	274	—
Total unrealized gain on derivatives	274	—
Other comprehensive (loss) income	(3,411)	18,593
Comprehensive (Loss) Income	$(3,749)	$42,827
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands except share and per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common		Additional Paid-in Capital	Retained Earnings		Shareholders' Equity
	Shares	Amount
Balance January 1, 2024	29,925,612	$296	$374,888	$1,061,456	$(162,357)	$1,274,283

Net Loss	—	—	—	(338)	—	(338)
Other comprehensive income, net of tax	—	—	—	—	(3,411)	(3,411)
Stock-based compensation expense	—	—	2,368	—	—	2,368
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(31,549)	1	(1)	—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	12,013	—	—	—	—	—
Time-based stock awards granted	275,896	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,760	—	79	—	—	79
Cash dividends declared ($0.45 per share)	—	—	—	(13,568)	—	(13,568)
Balance March 31, 2024	30,185,732	$297	$377,334	$1,047,550	$(165,768)	$1,259,413

Balance January 1, 2023	31,346,903	$310	$412,303	$1,015,215	$(199,507)	$1,228,321

Net Income	—	—	—	24,234	—	24,234
Other comprehensive loss, net of tax	—	—	—	—	18,593	18,593
Stock-based compensation expense	—	—	2,948	—	—	2,948
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(37,104)	2	(2)	—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	27,296	—	—	—	—	—
Time-based stock awards granted	171,534	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	3,018	—	133	—	—	133
Cash dividends declared ($0.45 per share)	—	—	—	(13,897)	—	(13,897)
Common stock repurchased	(400,000)	(4)	(18,370)	—	—	(18,374)
Balance March 31, 2023	31,111,647	$308	$397,012	$1,025,552	$(180,914)	$1,241,958

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net (Loss) Income	$(338)	$24,234
Adjustments to reconcile Net (Loss) Income to net cash provided by operating activities:
Provision for credit losses	35,175	6,164
Provision for credit losses for unfunded commitments	456	848
Depreciation and amortization	786	890
Gain on sale of loans	—	(305)
Loss on mortgage servicing rights	34	35
Securities premium amortization, net	1,432	1,715
Origination of loans held for sale	—	(27,929)
Proceeds from sale of loans held for sale	—	28,480
(Gain) loss on sale of investment securities	(4)	21
Net increase in cash surrender value of BOLI	(703)	(655)
Stock-based compensation expense	2,368	2,948
Increase in other assets	(696)	(9,019)
(Increase) decrease in other liabilities	(35,664)	33,369
Net Cash Provided by Operating Activities	2,846	60,796
Cash Flows From Investing Activities:
Investment securities available-for-sale:
Proceeds from maturities	26,883	31,235
Proceeds from sale/call	27,000	8,303
Investment securities held-to-maturity:
Proceeds from maturities	16,027	17,996
Proceeds from call	52	68
Purchase of Federal Reserve stock	(71)	(69)
Purchase of Federal Home Loan Bank stock	(28,859)	(13,998)
Net increase in loans	(35,758)	(103,019)
Redemption of BOLI	—	436
Proceeds from sale of OREO	656	—
Net change in premises and equipment	(71)	(313)
Net Cash Provided by (Used in) Investing Activities	5,859	(59,361)
Cash Flows From Financing Activities:
Decrease in deposits	(306,600)	(1,249,941)
Increase in customer repurchase agreements	6,472	2,754
Proceeds from borrowings	2,100,000	4,883,000
Repayment of borrowings	(1,800,000)	(3,744,200)
Proceeds from employee stock purchase plan	79	133
Common stock repurchased	—	(18,374)
Cash dividends paid	(13,468)	(13,897)
Net Cash Used in Financing Activities	(13,517)	(140,525)
Net Decrease in Cash and Cash Equivalents	(4,812)	(139,090)
Cash and Cash Equivalents at Beginning of Period	722,684	311,854
Cash and Cash Equivalents at End of Period	$717,872	$172,764

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows - Continued (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental Cash Flows Information:
Interest paid	$66,800	$61,287
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$400	$—

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
The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America ("GAAP") and to general practices in the banking industry. The Consolidated Financial Statements and accompanying notes of the Company included herein are unaudited. The Consolidated Balance Sheet as of December 31, 2023 was derived from the audited Consolidated Balance Sheet as of that date. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In addition to the accounting policies described below, the Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Certain reclassifications have been made to 2023 amounts previously reported to conform to the 2024 presentation. Reclassifications had no effect on net income or shareholders' equity. These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
In April 2024, the Company closed a branch following the lease's expiration. The Bank offers its products and services through twelve banking offices, four lending centers and various digital capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank that previously offered access to insurance products and services through a referral program with a third party insurance broker, continues to receive fee income in connection with such program. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
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
Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, current market conditions, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses, other than impairment losses, being reported as accumulated other comprehensive income/(loss), a separate component of shareholders' equity, net of deferred income tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income in the Consolidated Statements of Operations.

Premiums and discounts on investment securities are amortized or accreted to the earlier of call or maturity based on expected lives, which include prepayment adjustments and call optionality.
Transfers of Investment Securities from Available-for-Sale to Held-to-Maturity
Transfers of debt securities into the held-to-maturity category from the available-for-sale category are made at amortized cost, net of unrealized gain or loss reported in accumulated other comprehensive income (loss) at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity ("HTM") securities. Such amounts are amortized over the remaining life of the security.
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
Allowance for Credit Losses
The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Operations for the applicable periods (in thousands):

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Provision for credit losses - loans	$35,174	$4,908
Provision for credit losses - HTM debt securities	1	1,242
Provision for credit losses - AFS debt securities	—	14
Total	$35,175	$6,164
Allowance for Credit Losses - Loans
The allowance for credit losses ("ACL") - loans is an estimate of the expected credit losses in the loans held for investment portfolio. The Company's ACL on the loan portfolio is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries are recorded to the extent they do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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

A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in reserve for unfunded commitments ("RUC") on the Consolidated Balance Sheets. For periods beyond which we are able to develop reasonable and supportable forecasts, we revert to the historical loss rate on a straight-line basis over a twelve-month period.
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
During the three months ended March 31, 2024, management enhanced the cash flow model to incorporate three macroeconomic variables in addition to national unemployment. The four economic variables selected, national unemployment, which was the original variable used, Commercial Real Estate ("CRE") Price Index, House Price Index and Gross Domestic Product ("GDP"), are incorporated by utilizing a Loss Driver Analysis approach that factors in historical losses, including during the Great Recession, of regional peer banks and the Bank. The updated model incorporates a weighting of three economic scenarios; baseline, upside and downside. The scenarios cover the four economic forecast variables, with each segment of the portfolio linked to two of these variables, depending on the segment. The loss driver analysis is spread over a reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
The ACL also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk, changes in underwriting standards, experience and depth of lending staff and trends in delinquencies.
While our methodology in establishing the ACL attributes portions of the ACL and RUC to the separate loan pools or segments, the entire ACL and RUC is available to absorb credit losses expected in the total loan portfolio and total amount of unfunded credit commitments, respectively. Portfolio segments are used to pool loans with similar risk characteristics and align with our methodology for measuring current expected credit losses ("CECL").
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
Income producing - commercial real estate. Income producing commercial real estate loans comprise permanent and bridge financing provided to professional real estate owners/managers of commercial and residential real estate projects and properties who generally have a demonstrated record of past success with similar properties. Collateral properties include apartment buildings, office buildings, hotels, mixed-use buildings, retail, data centers, warehouse, and shopping centers. The primary source of repayment on these loans is generally expected to come from lease or operation of the real property collateral. Income producing commercial real estate loans are impacted by fluctuation in collateral values, as well as rental demand and rates.
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
The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and individually assessed loans as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to management committees and the Audit Committee of the Board of Directors (the "Board"). The committees' reports to the Board are part of the Board review on a quarterly basis of our consolidated financial statements.
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
Changes in the ACL are recorded as a provision for or reversal of credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
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

Allowance for Credit Losses - Held-to-Maturity Debt Securities
The Company separately evaluates its HTM investment securities for any credit losses. The Company pools like securities and calculates expected credit losses through an estimate based on a security's credit rating, which is recognized as part of the ACL for held-to-maturity securities and included in the balance of investment securities held-to-maturity on the Consolidated Balance Sheets. If the Company determines that a security indicates evidence of deteriorated credit quality, the security is individually evaluated and a discounted cash flow analysis may be performed and compared to the amortized cost basis.
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
The Company records a RUC on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company's Consolidated Statement of Operations.
The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in the RUC on the Company's Consolidated Balance Sheets.
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
As part of its annual testing for goodwill impairment, the Company concluded that no impairment existed at December 31, 2023. Management has evaluated and will continue to evaluate economic conditions in interim periods for triggering events. As of the time of this report's filing, the Company did not identify any triggering events for interim testing. However, future events including a continuation of the recent trading price of the Company's common stock relative to the book value per share through the second quarter of 2024 could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations, however, it would not impact our regulatory capital ratios, tangible common equity ratio, nor its liquidity position.

New Authoritative Accounting Guidance
Accounting Standards Pending Adoption
ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative" ("ASU 2023-06") incorporates into the Accounting Standards Codification ("ASC" or "Codification") several SEC disclosure requirements under Regulations S-K and S-X. The amendments in the ASU are intended to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. These requirements are similar to, but require more information than, generally accepted accounting principles. The new updates modify the disclosure or presentation requirements of a variety of Topics in the Codification. Entities should apply the amendments in ASU 2023-06 prospectively. For entities subject to the SEC's existing disclosure requirements and for entities that have to file or provide financial statements with or to the SEC for the purpose of selling or issuing securities that do not have contractual limits on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. As a result, the effective date will be different for each individual disclosure based on the effective date of the SEC's deletion of the related disclosure. Early adoption is prohibited. For all other entities, the effective date will be two years later. Early adoption is permitted for these entities, but not before the provisions of the ASU become effective for entities subject to SEC's regulation. The effective dates of the amendments are predicated on the SEC removing its related disclosure requirements from its regulations. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We are currently in the process of evaluating this guidance.
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
ASU No. 2024-01, "Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards" ("ASU 2024-01") clarifies how an entity determines whether a profits interest or similar award (hereafter a "profits interest award") is accounted for either (1) as a share-based payment arrangement, and therefore, within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 also improves the clarity and operation of the guidance in ASC 718-10-15-3. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non employees in exchange for goods or services. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The amendments should be applied (i) retrospectively to all prior periods presented in the financial statements or (ii) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. If the amendments are applied prospectively, an entity is required to disclose the nature of and reason for the change in accounting principle. We are currently in the process of evaluating this guidance.
ASU No. 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements" ("ASU 2024-02") amends the Accounting Standard Codification (“Codification”) by removing references to various concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. As stated in paragraph 105-10-05-3 of the Codification, FASB Concepts Statements are non authoritative. These amendments will simplify the Codification which will further draw a distinction between authoritative and non authoritative literature. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early application of the amendments is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments using one of the following transition methods: (i) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments, or (ii) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. We are currently in the process of evaluating this guidance.

Accounting Standards Adopted in 2024:
ASU No. 2023-07,"Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ("ASU 2023-07") requires filers to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since early adoption is permitted, the Company adopted the guidance prescribed under ASU 2023-07 effective January 1, 2024. Adoption of this guidance did not have a material impact on our consolidated financial statements for fiscal year 2024.
Note 2. Cash and Due from Banks
For the three months ended March 31, 2024 and 2023, the Bank maintained an average daily balance at the Federal Reserve Bank of $1.9 billion and $662.4 million, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.
Note 3. Investment Securities
The amortized cost and estimated fair value of the Company's available-for-sale and held-to-maturity securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2024
Investment securities available-for-sale:
U.S. treasury bonds	$49,919	$—	$(1,686)	$—	$48,233
U.S. agency securities	698,189	—	(58,863)	—	639,326
Residential mortgage-backed securities	800,793	23	(102,266)	—	698,550
Commercial mortgage-backed securities	54,018	—	(5,080)	—	48,938
Municipal bonds	8,740	—	(434)	—	8,306
Corporate bonds	2,000	—	(302)	(17)	1,681
Total available-for-sale securities	$1,613,659	$23	$(168,631)	$(17)	$1,445,034

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2024
Investment securities held-to-maturity:
Residential mortgage-backed securities	$655,388	$—	$(87,348)	$568,040
Commercial mortgage-backed securities	89,966	—	(13,000)	76,966
Municipal bonds	125,003	—	(9,789)	115,214
Corporate bonds	132,332	—	(14,393)	117,939
Total	$1,002,689	$—	$(124,530)	$878,159
Allowance for credit losses	(1,957)
Total held-to-maturity securities, net of ACL	$1,000,732

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023
Investment securities available-for-sale:
U.S. treasury bonds	$49,894	$—	$(1,993)	$—	$47,901
U.S. agency securities	729,090	—	(57,693)	—	671,397
Residential mortgage-backed securities	823,992	45	(96,684)	—	727,353
Commercial mortgage-backed securities	54,557	—	(4,993)	—	49,564
Municipal bonds	8,783	—	(293)	—	8,490
Corporate bonds	2,000	—	(300)	(17)	1,683
Total available-for-sale securities	$1,668,316	$45	$(161,956)	$(17)	$1,506,388

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	$670,043	$—	$(79,980)	$590,063
Commercial mortgage-backed securities	90,227	—	(12,867)	77,360
Municipal bonds	125,114	5	(8,540)	116,579
Corporate bonds	132,309	—	(14,729)	117,580
Total	$1,017,693	$5	$(116,116)	$901,582
Allowance for credit losses	(1,956)
Total held-to-maturity securities, net of ACL	$1,015,737
At March 31, 2024 and December 31, 2023, the Company held $54.7 million and $25.7 million, respectively, of equity securities in a combination of Federal Reserve System ("Federal Reserve Board," "Federal Reserve" or "FRB") and FHLB stocks, which are required to be held for regulatory purposes. The securities are not marketable, and therefore are carried at cost; they are classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.
At March 31, 2024 and December 31, 2023, the Company had $50.0 million and $51.7 million, respectively, of unamortized unrealized losses outstanding following the transfer of investment securities from available-for-sale to held-to-maturity in 2022. These unrealized losses are included in accumulated other comprehensive loss and are amortized through interest income as a yield adjustment over the remaining term of the securities.
Accrued interest receivable on investment securities totaled $7.8 million and $7.6 million at March 31, 2024 and December 31, 2023, respectively. The accrued interest receivable is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.

The following tables summarize available-for-sale and held-to-maturity securities in an unrealized loss position by length of time:

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2024
Investment securities available-for-sale:
U.S. treasury bonds	2	$—	$—	$48,233	$(1,686)	$48,233	$(1,686)
U. S. agency securities	76	2,904	(5)	636,422	(58,858)	639,326	(58,863)
Residential mortgage-backed securities	151	8,180	(60)	688,525	(102,206)	696,705	(102,266)
Commercial mortgage-backed securities	13	—	—	48,938	(5,080)	48,938	(5,080)
Municipal bonds	1	—	—	8,306	(434)	8,306	(434)
Corporate bonds	1	—	—	1,681	(302)	1,681	(302)
Total	244	$11,084	$(65)	$1,432,105	$(168,566)	$1,443,189	$(168,631)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
March 31, 2024
Investment securities held-to-maturity:
Residential mortgage-backed securities	142	$—	$—	$568,040	$(87,348)	$568,040	$(87,348)
Commercial mortgage-backed securities	16	—	—	76,966	(13,000)	76,966	(13,000)
Municipal bonds	42	3,474	(63)	111,740	(9,726)	115,214	(9,789)
Corporate bonds	30	—	—	105,887	(14,393)	105,887	(14,393)
Total	230	$3,474	$(63)	$862,633	$(124,467)	$866,107	$(124,530)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2023
Investment securities available-for-sale:
U.S. treasury bonds	2	$—	$—	$47,901	$(1,993)	$47,901	$(1,993)
U. S. agency securities	78	3,084	(4)	668,313	(57,689)	671,397	(57,693)
Residential mortgage-backed securities	149	—	—	718,042	(96,684)	718,042	(96,684)
Commercial mortgage-backed securities	13	—	—	49,564	(4,993)	49,564	(4,993)
Municipal bonds	1	—	—	8,490	(293)	8,490	(293)
Corporate bonds	1	—	—	1,683	(300)	1,683	(300)
Total	244	$3,084	$(4)	$1,493,993	$(161,952)	$1,497,077	$(161,956)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
December 31, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	142	$—	$—	$590,063	$(79,980)	$590,063	$(79,980)
Commercial mortgage-backed securities	16	—	—	77,360	(12,867)	77,360	(12,867)
Municipal bonds	40	—	—	113,031	(8,540)	113,031	(8,540)
Corporate bonds	30	—	—	105,523	(14,729)	105,523	(14,729)
Total	228	$—	$—	$885,977	$(116,116)	$885,977	$(116,116)
Unrealized losses at March 31, 2024 were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the securities were originally purchased and were considered to be temporary, and not due to credit quality concerns on the investment securities. The fair values of these securities are expected to recover as the securities approach their respective maturity dates. The Company does not intend to sell and it is likely that it will not be required to sell the securities prior to their anticipated recovery.
The Company measures its AFS and HTM security portfolios for current expected credit losses as part of its ACL analysis. During the three months ended March 31, 2024 and 2023, the Company recorded a provision for credit losses on its held-to-maturity portfolio of $1 thousand and $1.2 million, respectively. During the three months ended March 31, 2023, the Company recorded a provision for credit losses on its available-for-sale portfolio of $14 thousand. No provision was recorded for its available-for-sale security portfolio during the three months ended March 31, 2024. At March 31, 2024 and December 31, 2023, the Company had a total allowance of $17 thousand on its available-for-sale securities and $2.0 million on its held-to-maturity securities, each of which primarily comprise allowances for corporate bonds.

The following table summarizes the Company's investment securities available-for-sale and investment securities held-to-maturity by contractual maturity. Expected maturities for mortgage-backed securities ("MBS") will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
Within one year	$139,224	$135,426
One to five years	486,394	446,955
Five to ten years	112,838	97,570
Beyond ten years	20,392	17,612
Residential mortgage-backed securities	800,793	698,550
Commercial mortgage-backed securities	54,018	48,938
Less: allowance for credit losses	—	(17)
Total investment securities available-for-sale	1,613,659	1,445,034

Investment securities held-to-maturity:
Within one year	4,282	4,247
One to five years	61,707	59,309
Five to ten years	117,237	102,274
Beyond ten years	74,109	67,323
Residential mortgage-backed securities:	655,388	568,040
Commercial mortgage-backed securities	89,966	76,966
Less: allowance for credit losses	(1,957)	—
Total investment securities held-to-maturity	1,000,732	878,159
Total	$2,614,391	$2,323,193
For the three months ended March 31, 2024 and 2023, gross realized gains on calls of investment securities were $4 thousand and $5 thousand, respectively.
There were no gross realized losses on sales or calls of investment securities during the three months ended March 31, 2024. During the three months ended March 31, 2023, there were $26 thousand of gross realized losses on sales or calls of investment securities.
Gross sales and call proceeds were $27.1 million and $8.4 million for the three months ended March 31, 2024 and 2023, respectively.
The book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2024 and December 31, 2023 was $2.1 billion, which were well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders' equity.
Note 4. Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.
Loans, net of unamortized deferred fees and costs, at March 31, 2024 and December 31, 2023 are summarized by portfolio segment as follows:

	March 31, 2024		December 31, 2023
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,408,767	18%	$1,473,766	18%
PPP loans	467	—%	528	—%
Income-producing - commercial real estate	4,040,655	50%	4,094,614	51%
Owner-occupied - commercial real estate	1,185,582	15%	1,172,239	15%
Real estate mortgage - residential	72,087	1%	73,396	1%
Construction - commercial and residential	1,082,556	13%	969,766	12%
Construction - C&I (owner-occupied)	138,379	2%	132,021	2%
Home equity	53,251	1%	51,964	1%
Other consumer	958	—%	401	—%
Total loans	7,982,702	100%	7,968,695	100%
Less: allowance for credit losses	(99,684)		(85,940)
Net loans (1)	$7,883,018		$7,882,755
(1)Excludes accrued interest receivable of $46.3 million and $45.3 million at March 31, 2024 and December 31, 2023, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees and costs amounted to $24.1 million and $27.0 million at March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, the Bank serviced $334.1 million and $328.0 million, respectively, of multifamily FHA loans, SBA loans and other loan participations that are not reflected as loan balances on the Consolidated Balance Sheets.
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
The Company's loan portfolio includes acquisition, development and construction ("ADC") real estate loans including both investment and owner-occupied projects. ADC loans amounted to $1.6 billion at March 31, 2024. A portion of the ADC portfolio, both speculative and non-speculative, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 58.5% of the outstanding ADC loan portfolio at March 31, 2024. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit, including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides a means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate these inherent risks, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines that are monitored on an ongoing basis and track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which include monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
The following table details activity in the ACL by portfolio segment for the three months ended March 31, 2024 and 2023. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not restrict the use of the allowance to absorb losses in other categories.

(dollars in thousands)	Commercial	Income-Producing Commercial Real Estate	Owner-Occupied -Commercial Real Estate	Real Estate Mortgage Residential	Construction - Commercial and Residential	Construction - C&I (Owner-Occupied)	Home Equity	Other Consumer	Total
Three Months Ended March 31, 2024
Allowance for credit losses:
Balance at beginning of period	$17,824	$40,050	$14,333	$861	$10,198	$1,992	$657	$25	$85,940
Loans charged-off	(496)	(20,943)	—	—	(129)	—	—	(1)	(21,569)
Recoveries of loans previously charged-off	115	—	24	—	—	—	—	—	139
Net loans (charged-off) recovered	(381)	(20,943)	24	—	(129)	—	—	(1)	(21,430)
Provision for (reversal of) credit losses	6,239	26,830	(820)	32	2,989	(63)	(39)	6	35,174
Ending balance	$23,682	$45,937	$13,537	$893	$13,058	$1,929	$618	$30	$99,684

Three Months Ended March 31, 2023
Allowance for credit losses:
Balance at beginning of period	$15,655	$35,688	$12,702	$969	$7,195	$1,606	$555	$74	$74,444
Loans charged-off	(868)	—	—	—	(136)	—	—	(50)	(1,054)
Recoveries of loans previously charged-off	76	—	—	—	—	—	—	3	79
Net loans (charged-off) recovered	(792)	—	—	—	(136)	—	—	(47)	(975)
Provision for (reversal of) credit losses	912	2,452	(245)	33	1,682	36	38	—	4,908
Ending balance	$15,775	$38,140	$12,457	$1,002	$8,741	$1,642	$593	$27	$78,377
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Business/Other		Business/Other
(dollars in thousands)	Assets	Real Estate	Assets	Real Estate
Commercial	$1,532	$1,218	$1,674	$1,240
Income-producing - commercial real estate	878	66,724	1,754	39,172
Owner-occupied - commercial real estate	—	19,798	—	19,836
Real estate mortgage - residential	—	1,692	—	1,692
Construction - commercial and residential	—	—	—	525
Home equity	—	237	—	242
Total	$2,410	$89,669	$3,428	$62,707
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

The Company's credit quality indicators are generally updated annually, however, credits rated "Special Mention" or below are reviewed more frequently. Based on the most recent analysis performed, the amortized cost basis of loans by risk category, class and year of origination, along with any charge-offs that were recorded in the applicable loan segment, if applicable, were as follows:

(dollars in thousands)	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
March 31, 2024
Commercial
Pass	$193,755	$35,451	$174,103	$141,181	$187,057	$24,604	$569,226	$1,154	$1,326,531
Special Mention	8,493	—	—	—	—	—	4,286	8,058	20,837
Substandard	13,771	9,371	1,538	281	—	—	36,438	—	61,399
Total	216,019	44,822	175,641	141,462	187,057	24,604	609,950	9,212	1,408,767
YTD gross charge-offs	(396)	—	—	—	—	—	(100)	—	(496)
PPP loans
Pass	—	—	467	—	—	—	—	—	467
Income producing - commercial real estate
Pass	1,452,244	308,573	559,404	755,375	299,264	26,251	243,343	19,359	3,663,813
Special Mention	170,118	6,744	—	—	—	—	—	—	176,862
Substandard	199,980	—	—	—	—	—	—	—	199,980
Total	1,822,342	315,317	559,404	755,375	299,264	26,251	243,343	19,359	4,040,655
YTD gross charge-offs	(20,943)	—	—	—	—	—	—	—	(20,943)
Owner occupied - commercial real estate
Pass	628,063	34,703	222,361	41,514	126,663	4,590	515	—	1,058,409
Special Mention	61,117	—	—	—	—	—	—	—	61,117
Substandard	64,791	1,265	—	—	—	—	—	—	66,056
Total	753,971	35,968	222,361	41,514	126,663	4,590	515	—	1,185,582
Real estate mortgage - residential
Pass	29,496	2,175	15,668	14,689	5,889	—	—	—	67,917
Substandard	4,170	—	—	—	—	—	—	—	4,170
Total	33,666	2,175	15,668	14,689	5,889	—	—	—	72,087
Construction - commercial and residential
Pass	77,388	11,101	241,373	485,461	89,757	3,874	136,092	1,177	1,046,223
Special Mention	6,532	—	—	—	—	—	—	—	6,532
Substandard	—	29,801	—	—	—	—	—	—	29,801
Total	83,920	40,902	241,373	485,461	89,757	3,874	136,092	1,177	1,082,556
YTD gross charge-offs	(129)	—	—	—	—	—	—	—	(129)
Construction - C&I (owner occupied)
Pass	26,151	56,094	615	33,242	15,084	—	7,193	—	138,379
Home equity
Pass	1,758	86	185	117	—	—	50,589	146	52,881
Substandard	71	—	237	—	—	—	62	—	370
Total	1,829	86	422	117	—	—	50,651	146	53,251
Other consumer
Pass	2	—	—	—	—	—	956	—	958
Total	2	—	—	—	—	—	956	—	958
YTD gross charge-offs	—	—	—	—	—	—	—	(1)	(1)
Total recorded investment	$2,937,900	$495,364	$1,215,951	$1,471,860	$723,714	$59,319	$1,048,700	$29,894	$7,982,702
Total YTD gross charge-offs	$(21,468)	$—	$—	$—	$—	$—	$(100)	$(1)	$(21,569)

(dollars in thousands)	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
December 31, 2023
Commercial
Pass	$157,563	$48,524	$39,133	$194,555	$149,320	$191,889	$623,684	$5,207	$1,409,875
Special Mention	1,415	—	—	—	—	—	2,259	—	3,674
Substandard	13,797	58	10,337	1,509	222	—	33,670	624	60,217
Total	172,775	48,582	49,470	196,064	149,542	191,889	659,613	5,831	1,473,766
YTD gross charge-offs	(885)	—	—	—	—	—	—	(1,135)	(2,020)
PPP loans
Pass	—	—	—	528	—	—	—	—	528
Income producing - commercial real estate
Pass	1,257,937	326,999	328,743	517,957	732,291	327,126	263,317	1,845	3,756,215
Special Mention	84,585	44,424	6,740	—	—	—	—	—	135,749
Substandard	139,961	62,689	—	—	—	—	—	—	202,650
Total	1,482,483	434,112	335,483	517,957	732,291	327,126	263,317	1,845	4,094,614
YTD gross charge-offs	(11,817)	—	—	—	—	—	—	—	(11,817)
Owner occupied - commercial real estate
Pass	534,525	103,034	35,385	202,776	41,907	125,934	673	55	1,044,289
Special Mention	54,288	13,348	—	—	—	—	—	—	67,636
Substandard	37,167	—	1,274	—	—	—	—	21,873	60,314
Total	625,980	116,382	36,659	202,776	41,907	125,934	673	21,928	1,172,239
Real estate mortgage - residential
Pass	22,877	7,545	2,186	15,967	14,756	5,895	—	—	69,226
Substandard	4,170	—	—	—	—	—	—	—	4,170
Total	27,047	7,545	2,186	15,967	14,756	5,895	—	—	73,396
Construction - commercial and residential
Pass	30,619	3,440	45,739	251,038	419,393	87,400	124,013	—	961,642
Substandard	8,124	—	—	—	—	—	—	—	8,124
Total	38,743	3,440	45,739	251,038	419,393	87,400	124,013	—	969,766
YTD Gross Charge-offs	(136)	(5,500)	—	—	—	—	—	—	(5,636)
Construction - C&I (owner occupied)
Pass	18,551	4,265	56,361	618	33,237	12,619	6,370	—	132,021
Home equity
Pass	1,590	—	87	151	118	—	49,035	643	51,624
Substandard	—	36	—	—	—	—	62	242	340
Total	1,590	36	87	151	118	—	49,097	885	51,964
Other consumer
Pass	1	—	—	—	46	—	354	—	401
Total	1	—	—	—	46	—	354	—	401
YTD gross charge-offs	(50)	—	—	—	—	—	—	—	(50)
Total recorded investment	$2,367,170	$614,362	$525,985	$1,185,099	$1,391,290	$750,863	$1,103,437	$30,489	$7,968,695
Total YTD gross charge-offs	$(12,888)	$(5,500)	$—	$—	$—	$—	$—	$(1,135)	$(19,523)
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
The following table presents, by portfolio segment the nonaccrual loans on an amortized cost basis as of March 31, 2024 and December 31, 2023:

(dollars in thousands, except amounts in footnotes)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
March 31, 2024
Commercial	$1,045	$875	$1,920
Income producing - commercial real estate	67,602	—	67,602
Owner occupied - commercial real estate	19,798	—	19,798
Real estate mortgage - residential	—	1,934	1,934
Home equity	237	—	237
Total (1)	$88,682	$2,809	$91,491

December 31, 2023
Commercial	$1,002	$1,047	$2,049
Income producing - commercial real estate	40,926	—	40,926
Owner occupied - commercial real estate	19,836	—	19,836
Real estate mortgage - residential	—	1,946	1,946
Construction - commercial and residential	—	525	525
Home equity	242	—	242
Total (1)	$62,006	$3,518	$65,524
(1)Gross coupon interest income of approximately $1.3 million and $182 thousand would have been recorded for the three months ended March 31, 2024 and 2023, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while no coupon interest income was actually recorded on such loans for the three months ended March 31, 2024 and 2023, respectively.
The table presents, by portfolio segment, an aging analysis and the recorded investments in loans past due on an amortized cost basis as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
March 31, 2024
Commercial	$11,175	$—	$—	$11,175	$1,395,672	$1,920	$1,408,767
PPP loans	—	—	—	—	467	—	467
Income producing - commercial real estate	11,106	—	—	11,106	3,961,947	67,602	4,040,655
Owner occupied - commercial real estate	—	—	—	—	1,165,784	19,798	1,185,582
Real estate mortgage - residential	199	—	—	199	69,954	1,934	72,087
Construction - commercial and residential	8,590	—	—	8,590	1,073,966	—	1,082,556
Construction - C&I (owner occupied)	—	—	—	—	138,379	—	138,379
Home equity	—	36	—	36	52,978	237	53,251
Other consumer	2	—	—	2	956	—	958
Total	$31,072	$36	$—	$31,108	$7,860,103	$91,491	$7,982,702

December 31, 2023
Commercial	$985	$7,048	$—	$8,033	$1,463,684	$2,049	$1,473,766
PPP loans	—	—	—	—	528	—	528
Income producing - commercial real estate	—	—	—	—	4,053,688	40,926	4,094,614
Owner occupied - commercial real estate	1,274	—	—	1,274	1,151,129	19,836	1,172,239
Real estate mortgage – residential	2,089	—	—	2,089	69,361	1,946	73,396
Construction - commercial and residential	2,056	—	—	2,056	967,185	525	969,766
Construction - C&I (owner occupied)	—	—	—	—	132,021	—	132,021
Home equity	197	—	—	197	51,525	242	51,964
Other consumer	—	—	—	—	401	—	401
Total	$6,601	$7,048	$—	$13,649	$7,889,522	$65,524	$7,968,695
Loan Modifications for Borrowers Experiencing Financial Difficulty
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
The following tables present the amortized cost basis as of March 31, 2024 and 2023 and the financial effect of loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023:

	March 31, 2024
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Three months ended March 31, 2024:
Commercial	$31,553	$—	$31,553	2.2%	4 months
Income producing - commercial real estate	—	50,926	50,926	1.3%	3 months
Real estate mortgage - residential	—	2,478	2,478	3.4%	6 months
Total	$31,553	$53,404	$84,957

	March 31, 2023
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Three months ended March 31, 2023:
Commercial	$21,744	$—	$21,744	1.5%	3 months
Income producing - commercial real estate	7,211	60,139	67,350	1.7%	4 months
Owner occupied - commercial real estate	—	19,170	19,170	1.8%	3 months
Total	$28,955	$79,309	$108,264
The following table presents the performance of loans modified during the prior twelve months to borrowers experiencing financial difficulty:

	March 31, 2024
	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	Nonaccrual
Commercial	$37,308	$1,467	$—
Income producing - commercial real estate	104,463	—	66,136
Owner occupied - commercial real estate	—	—	19,127
Real estate mortgage - residential	2,478	—	—
Construction - commercial and residential	—	6,532	—
Total	$144,249	$7,999	$85,263
The Company monitors loan payments on performing and nonperforming loans on an on-going basis to determine if a loan is considered to have a payment default. To determine the existence of a payment default, the Company analyzes the economic conditions that exist for each borrower and their ability to generate positive cash flow during a given loan's term.
The following table presents the amortized cost basis of loans that were experiencing payment default at March 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

	March 31, 2024
	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction
Commercial	$—	$1,467	$—
Income producing - commercial real estate	—	—	66,136
Owner occupied - commercial real estate	—	19,127	—
Construction - commercial and residential	6,532	—	—
Total	$6,532	$20,594	$66,136
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
Note 5. Leases
The Company accounts for leases in accordance with ASC Topic 842. A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee comprise real estate property for branch offices, ATM locations, and corporate office space. Substantially all of our leases are classified as operating leases, and are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in the Consolidated Balance Sheets.
As of March 31, 2024 and December 31, 2023, the Company had $17.7 million and $19.1 million of operating lease ROU assets, respectively, and $21.6 million and $23.2 million of operating lease liabilities, respectively, on the Company's Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
The leases contain options to extend or terminate the lease, which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in ROU assets and lease liabilities.
As of March 31, 2024, the Company's leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or its ability to incur additional financial obligations. During the three months ended March 31, 2024, the Company did not enter into new leases nor renew or extend any leases. The Company had no leases expire during that period; however, one lease expired in April 2024.

The following table presents lease costs and other lease information.

	Three Months Ended
(dollars in thousands)	March 31, 2024		March 31, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,601		$1,716
Variable lease cost (cost excluded from lease payments)	241		256
Sublease income	(30)		(30)
Net lease cost	$1,812		$1,942

Operating lease - operating cash flows (fixed payments)	$1,778		$1,859

(dollars in thousands)	March 31, 2024		December 31, 2023
Right-of-use assets - operating leases	$17,679		$19,129
Operating lease liabilities	$21,611		$23,238
Weighted average lease term - operating leases	4.81	yrs	4.93	yrs
Weighted average discount rate - operating leases	2.73%		2.78%
Future minimum payments for operating leases with initial or remaining terms of more than one year as of March 31, 2024 were as follows:

(dollars in thousands)
Twelve months ended:
March 31, 2025	$5,147
March 31, 2026	6,078
March 31, 2027	2,988
March 31, 2028	2,599
March 31, 2029	2,176
Thereafter	3,751
Total future minimum lease payments	22,739
Amounts representing interest	(1,128)
Present value of net future minimum lease payments	$21,611
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

Cash Flow Hedges of Interest Rate Risk
The Company historically utilized interest rate swaptions, accounted for as cash flow hedges, to protect itself against adverse fluctuations in interest rates on a forecasted issuance of debt. During the three months ended March 31, 2024, the Company terminated its interest rate swaption contracts. The Company expects to reclassify $121 thousand out of accumulated other comprehensive loss over the succeeding twelve months as a reduction of interest expense.
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
The Company entered into credit risk participation agreements ("RPAs") with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower's performance related to interest rate derivative contracts in exchange for a fee. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers' credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities.
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

The table below identifies the balance sheet category and fair value of the Company's derivative instruments as of March 31, 2024 and December 31, 2023. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement at March 31, 2024, it could have been required to settle its obligations under the agreement at the termination value.

	March 31, 2024			December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives in an asset position:
Derivatives designated as hedging instruments:
Interest rate product	$—	$—	Other assets	$300,000	$374	Other assets

Derivatives not designated as hedging instruments:
Interest rate product	680,245	34,147	Other assets	651,429	30,288	Other assets
Credit risk participation agreements	49,480	—	Other liabilities	49,480	3	Other liabilities
Total	729,725	34,147		700,909	30,291
Total derivatives in an asset position:	$729,725	$34,147		$1,000,909	$30,665

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate product	$680,245	$33,646	Other liabilities	$651,429	$30,555	Other liabilities

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
(dollars in thousands)		2024	2023
Interest rate products	Other income / (other expense)	$239	$(350)
Mortgage banking derivatives	Gain on sale of loans	—	(64)
Total		$239	$(414)

Note 7. Deposits
The following table provides information regarding the Bank’s deposit composition at March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Noninterest-bearing demand	$1,835,524	$2,279,081
Interest-bearing transaction	1,207,566	997,448
Savings and money market	3,235,391	3,314,043
Time deposits	2,222,958	2,217,467
Total	$8,501,439	$8,808,039
The remaining maturity of time deposits at March 31, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
2024	$1,294,087	1,445,395
2025	716,191	576,379
2026	195,505	180,384
2027	5,779	5,482
2028	10,162	9,827
2029	1,234	—
Total	$2,222,958	$2,217,467
As of March 31, 2024 and December 31, 2023, time deposit accounts in excess of $250 thousand were as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Three months or less	$321,017	$119,880
More than three months through six months	341,418	318,353
More than six months through twelve months	253,492	368,103
Over twelve months	696,857	726,758
Total	$1,612,784	$1,533,094
At March 31, 2024, total brokered deposits were $4.2 billion, or 49.1% of total deposits, of which $1.7 billion were attributable to the Certificates of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep ("ICS") two-way accounts. At December 31, 2023, total brokered deposits (excluding the CDARS and ICS two-way) were $2.5 billion, or 28.8% of total deposits.

Note 8. Borrowings
The following table summarizes the Company’s borrowings, which include repurchase agreements with the Company’s customers and borrowings, at March 31, 2024 and December 31, 2023:

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)	Maturity Dates	Interest Rates (2)
March 31, 2024:
Customer repurchase agreements	$37,059	$—	$37,059	$—	N/A	3.48%

Secured borrowings:
FHLB	600,000	—	600,000	1,302,153	September 25, 2024	5.53%
FRB:
BTFP	1,000,000	—	1,000,000	—	January 15, 2025	4.76%
Discount window	—	—	—	568,602	N/A	N/A
Raymond James repurchase agreement	—	—	—	17,780	N/A	N/A
Subordinated notes, 5.75%	70,000	(52)	69,948	—	September 1, 2024	5.75%
Total borrowings	$1,707,059	$(52)	$1,707,007	$1,888,535

December 31, 2023:
Customer repurchase agreements	$30,587	$—	$30,587	$—	N/A	3.42%

Secured borrowings:
FHLB	—	—	—	1,271,846	N/A	N/A
FRB:
BTFP	1,300,000	—	1,300,000	598,870	March 22, 2024	4.53%
Discount window	—	—	—	601,504	N/A	N/A
Raymond James repurchase agreement	—	—	—	17,993	N/A	N/A
Subordinated notes, 5.75%	70,000	(82)	69,918	—	September 1, 2024	5.75%
Total borrowings	$1,400,587	$(82)	$1,400,505	$2,490,213
(1)Available capacity on the Company's borrowing arrangements with the FHLB, the FRB and the Raymond James repurchase line comprise pledged collateral that has not been borrowed against. At March 31, 2024, the Company had total additional undrawn borrowing capacity of approximately $2.2 billion, comprising unencumbered securities available to be pledged of approximately $297.5 million and undrawn financing on pledged assets of $1.9 billion.
(2)Represent the weighted average interest rate on customer repurchase agreements and the borrowings outstanding and the coupon interest rate on the subordinated notes, which approximates the effective interest rate.
The Company’s repurchase agreements operate on a rolling basis and do not contain contractual maturity dates. The contractual maturity dates on FHLB secured borrowings represent the maturity dates of current advances and are not evidence of a termination date on the line.
There are no prepayment penalties nor unused commitment fees on any of the Company’s borrowing arrangements.
Bank Term Funding Program ("BTFP")
On March 12, 2023, the FRB, Department of Treasury and the Federal Deposit Insurance Corporation ("FDIC") issued a joint statement outlining actions they had taken to protect the U.S. economy by strengthening public confidence in the banking system as a result of and in response to recently announced bank closures. Among other actions, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new BTFP. The BTFP provides eligible depository institutions, including the Company's subsidiary bank, the Bank, an additional source of liquidity.

Borrowings are funded based on a percentage of the principal of eligible collateral posted, as defined within the terms of the program. Interest is payable at a fixed rate over the term of the borrowing and there are no prepayment penalties. The Federal Reserve announced in January 2024 that the BTFP would stop originating new loans on March 11, 2024, as scheduled. The Federal Reserve also modified the terms of the program so that the interest rate for new loans would be no lower than the interest rate on reserve balances in effect on the day the loan is made. In January 2024, the Company borrowed an additional $500.0 million through the BTFP and refinanced $500.0 million under the program, both at an interest rate of 4.76% that mature in January 2025.
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
Note 9. Net Income (Loss) per Common Share
The calculation of net income per common share for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2024	2023
Basic:
Net (loss) income	$(338)	$24,234
Average common shares outstanding	30,068	31,109
Basic net (loss) income per common share	$(0.01)	$0.78

Diluted:
Net (loss) income	$(338)	$24,234
Average common shares outstanding	30,068	31,109
Adjustment for common share equivalents	—	71
Average common shares outstanding-diluted	30,068	31,180
Diluted net (loss) income per common share	$(0.01)	$0.78

Anti-dilutive shares	58	3
Basic net (loss) income per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. The computation of diluted per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on net income (loss) per share.
Securities issued by the Company that could potentially dilute net income (loss) per share in future periods include stock options and restricted stock. To calculate diluted net income (loss) per share, the Company utilizes the Treasury Stock method which results in only an incremental number of shares added to shares outstanding during the period.

Note 10. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income for the three months ended March 31, 2024 and 2023.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2024
Net unrealized (loss) gain on securities available-for-sale	$(6,693)	$1,626	$(5,067)
Less: Reclassification adjustment for net loss included in net income	(4)	1	(3)
Total unrealized (loss) gain on investment securities available-for-sale	(6,697)	1,627	(5,070)
Amortization of unrealized loss on securities transferred to held-to-maturity	1,731	(346)	1,385
Net unrealized gain on derivatives	363	(89)	274
Other comprehensive (loss) income	$(4,603)	$1,192	$(3,411)

Three Months Ended March 31, 2023
Net unrealized gain (loss) on securities available-for-sale	$24,039	$(6,103)	$17,936
Less: Reclassification adjustment for net loss included in net income	21	(5)	16
Total unrealized gain (loss) on investment securities available-for-sale	24,060	(6,108)	17,952
Amortization of unrealized loss on securities transferred to held-to-maturity	1,983	(1,342)	641
Other comprehensive income (loss)	$26,043	$(7,450)	$18,593

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2024 and 2023.

(dollars in thousands)	Securities Available-For-Sale	Securities Held-to-Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2024
Balance at beginning of period	$(122,246)	$(39,929)	$(182)	$(162,357)
Other comprehensive (loss) income before reclassifications	(5,067)	—	274	(4,793)
Amounts reclassified from accumulated other comprehensive income	(3)	—	—	(3)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,385	—	1,385
Net other comprehensive (loss) income during period	(5,070)	1,385	274	(3,411)
Balance at end of period	$(127,316)	$(38,544)	$92	$(165,768)

Three Months Ended March 31, 2023
Balance at beginning of period	$(154,773)	$(44,734)	$—	$(199,507)
Other comprehensive income before reclassifications	17,936	—	—	17,936
Amounts reclassified from accumulated other comprehensive income	16	—	—	16
Amortization of unrealized loss on securities transferred to held-to-maturity	—	641	—	641
Net other comprehensive income during period	17,952	641	—	18,593
Balance at end of period	$(136,821)	$(44,093)	$—	$(180,914)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Affected Line Item in Consolidated Statements of Operations
(dollars in thousands)	2024	2023
Realized gain (loss) on sale of investment securities	$4	$(21)	Net gain (loss) on sale of investment securities
Income tax benefit (expense)	(1)	5	Income tax expense
Total reclassifications for the periods	$3	$(16)
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2024
Assets:
Investment securities available-for-sale:
U.S treasury bonds	$—	$48,233	$—	$48,233
U. S. agency securities	—	639,326	—	639,326
Residential mortgage-backed securities	—	698,550	—	698,550
Commercial mortgage-backed securities	—	48,938	—	48,938
Municipal bonds	—	8,306	—	8,306
Corporate bonds	—	1,681	—	1,681
Interest rate product	—	34,147	—	34,147
Total assets measured at fair value on a recurring basis	$—	$1,479,181	$—	$1,479,181
Liabilities:
Interest rate product	$—	$33,646	$—	$33,646
Total liabilities measured at fair value on a recurring basis	$—	$33,646	$—	$33,646

December 31, 2023
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$47,901	$—	$47,901
U. S. agency securities	—	671,397	—	671,397
Residential mortgage-backed securities	—	727,353	—	727,353
Commercial mortgage-backed securities	—	49,564	—	49,564
Municipal bonds	—	8,490	—	8,490
Corporate bonds	—	1,683	—	1,683
Interest rate product	—	30,662	—	30,662
Credit risk participation agreements	—	3	—	3
Total assets measured at fair value on a recurring basis	$—	$1,537,053	$—	$1,537,053
Liabilities:
Interest rate product	$—	$30,555	$—	$30,555
Total liabilities measured at fair value on a recurring basis	$—	$30,555	$—	$30,555
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
Loans: The fair value of individually assessed loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2024, substantially all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e. those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned ("OREO"): OREO is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.

Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2024
Individually assessed loans:
Commercial	$—	$—	$2,422	$2,422
Income producing - commercial real estate	—	—	67,602	67,602
Owner occupied - commercial real estate	—	—	19,798	19,798
Real estate mortgage - residential	—	—	1,633	1,633
Home equity	—	—	237	237
Other real estate owned	—	—	773	773
Total assets measured at fair value on a nonrecurring basis as of March 31, 2024	$—	$—	$92,465	$92,465

December 31, 2023
Individually assessed loans:
Commercial	$—	$—	$2,475	$2,475
Income producing - commercial real estate	—	—	41,038	41,038
Owner occupied - commercial real estate	—	—	19,880	19,880
Real estate mortgage - residential	—	—	1,638	1,638
Consumer	—	—	396	396
Home equity	—	—	242	242
Other real estate owned	—	—	1,108	1,108
Total assets measured at fair value on a nonrecurring basis as of December 31, 2023	$—	$—	$66,777	$66,777
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

The estimated fair value of the Company's financial instruments at March 31, 2024 and December 31, 2023 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
March 31, 2024
Assets
Cash and due from banks	$10,076	$10,076	$10,076	$—	$—
Federal funds sold	11,343	11,343	—	11,343	—
Interest-bearing deposits with other banks	696,453	696,453	—	696,453	—
Investment securities available-for-sale	1,445,034	1,445,034	—	1,445,034	—
Investment securities held-to-maturity	1,000,732	878,159	—	878,159	—
Federal Reserve and Federal Home Loan Bank stock	54,678	N/A	—	—	—
Loans	7,982,702	7,596,097	—	—	7,596,097
Bank owned life insurance	113,624	113,624	—	113,624	—
Annuity investment	12,948	12,948	—	12,948	—
Interest rate product	34,147	34,147	—	34,147	—
Accrued interest receivable	54,074	54,074	54,074	—	—

Liabilities
Noninterest-bearing deposits	$1,835,524	$1,835,524	$—	$1,835,524	$—
Interest-bearing deposits	4,442,957	4,442,957	—	4,442,957	—
Time deposits	2,222,958	2,217,742	—	2,217,742	—
Customer repurchase agreements	37,059	37,059	—	37,059	—
Borrowings	1,669,948	1,669,043	—	1,669,043	—
Interest rate product	33,646	33,646	—	33,646	—
Accrued interest payable	20,978	20,978	20,978	—	—

December 31, 2023
Assets
Cash and due from banks	$9,047	$9,047	$9,047	$—	$—
Federal funds sold	3,740	3,740	—	3,740	—
Interest-bearing deposits with other banks	709,897	709,897	—	709,897	—
Investment securities available-for-sale	1,506,388	1,506,388	—	1,506,388	—
Investment securities held-to-maturity	1,015,737	901,582	—	901,582	—
Federal Reserve and Federal Home Loan Bank stock	25,748	N/A	—	—	—
Loans	7,968,695	7,720,241	—	—	7,720,241
Bank owned life insurance	112,921	112,921	—	112,921	—
Annuity investment	13,112	13,112	—	13,112	—
Credit risk participation agreements	3	3	—	3	—
Interest rate product	30,662	30,662	—	30,662	—
Accrued interest receivable	53,337	53,337	53,337	—	—

Liabilities
Noninterest-bearing deposits	$2,279,081	$2,279,081	$—	$2,279,081	$—
Interest-bearing deposits	4,311,491	4,311,491	—	4,311,491	—
Time deposits	2,217,467	2,217,795	—	2,217,795	—
Customer repurchase agreements	30,587	30,587	—	30,587	—
Borrowings	1,369,918	1,368,621	—	1,368,621	—
Interest rate product	30,555	30,555	—	30,555	—
Accrued interest payable	57,395	57,395	57,395	—	—

Note 12 - Legal Contingencies
From time to time, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, including matters in which damages in various amounts are claimed, as well as regulatory and governmental investigations and inquiries. Based on information currently available, the Company does not believe that the liabilities (if any) resulting from such matters will have a material effect on the financial position of the Company. However, in light of the inherent uncertainties involved in such matters, ongoing legal expenses or an adverse outcome in one or more of these matters could materially and adversely affect the Company's financial condition, results of operations or cash flows in any particular reporting period, as well as its reputation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Eagle Bancorp, Inc. and its subsidiaries (collectively, the "Company") as of the dates and periods indicated. The Company’s primary subsidiary is EagleBank (the "Bank"), and the Company’s other direct and indirect active subsidiaries are Bethesda Leasing, LLC, Eagle Insurance Services, LLC and Landroval Municipal Finance, Inc.
This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Caution About Forward Looking Statements. This report contains forward looking statements. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and are typically identified with words such as "may," "will," "can," "anticipates," "believes," "expects," "plans," "outlook," "estimates," "potential," "assume," "probable," "possible," "continue," "should," "could," "would," "strive," "seeks," "deem," "projections," "forecast," "consider," "indicative," "uncertainty," "likely," "unlikely," "likelihood," "unknown," "attributable," "depends," "intends," "generally," "feel," "typically," "judgment," "subjective" and similar words or phrases.
For details on factors that could affect these expectations, see the risk factors contained in this report and the risk factors and other cautionary language included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, and in other periodic and current reports filed by the Company with the Securities and Exchange Commission ("SEC"). These forward looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward looking statements. The Company's past results are not necessarily indicative of future performance, and nothing contained herein is meant to or should be considered and treated as earnings guidance of future quarters' performance projections. All information is as of the date of this report. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward looking statement for any reason.
GENERAL
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating twenty-five years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System ("Federal Reserve Board," "Federal Reserve" or "FRB").
The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions that dominate the Company's primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twelve branch offices, including six in Suburban Maryland, three in Northern Virginia, and three in Washington, D.C. The Bank also operates four lending offices, with two in Suburban Maryland, one in Northern Virginia, and one in Washington, D.C. In April 2024, one branch was closed as it had an expiring lease. The branch's clients will be served from our other branches, and through digital channels.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and Note 1 to the Consolidated Financial Statements included in this report. There have been no significant changes to the Company's accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 except as indicated in "Accounting Standards Adopted in 2024" in Note 1 to the Consolidated Financial Statements in this report.
Allowance for Credit Losses on Loans and Reserve for Unfunded Commitments
A consequence of lending activities is that we may incur credit losses, so we record an allowance for credit losses ("ACL") with respect to loan receivables and a reserve for unfunded commitments ("RUC") as estimates of those losses. The amount of the ACL on loans is based on management's assessment of current expected credit losses ("CECL") in the portfolio. The amount of such losses will vary depending upon the risk characteristics of the loan portfolio as affected by economic conditions such as changes in interest rates, the financial performance of borrowers and regional unemployment rates, which management estimates by using a national forecast and estimating a regional adjustment based on historical differences between the two.
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
We estimate the ACL on loans using a quantitative model that uses a probability of default ("PD") / loss given default ("LGD") cash flow method with an exposure at default ("EAD") model to estimate expected credit losses for its loan segments. The modeling of expected prepayment speeds is based on historical internal data and adjustments to account for loan-specific risk characteristics after pooling our loan portfolio based on similar risk characteristics.

The Company uses regression analysis of historical internal and peer data provided by a third-party service provider (as Company loss data is insufficient) to determine suitable loss drivers to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD will react to forecasted levels of the loss drivers. During the three months ended March 31, 2024, management enhanced the cash flow model to incorporate three additional macroeconomic variables. The four economic variables selected, national unemployment (original variable used), Commercial Real Estate ("CRE") Price Index, House Price Index and Gross Domestic Product ("GDP"), are incorporated by utilizing a Loss Driver Analysis approach that factors in historical losses, including during the Great Recession, of regional peer banks and the Bank. The updated model incorporates a weighting of three economic scenarios; baseline, upside and downside. The scenarios cover the four economic forecast variables, with each segment of the portfolio linked to two of these variables, depending on the segment. The loss driver analysis is spread over a reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
Loans that have evidence of credit deterioration are excluded from the loan segments subject to the quantitative model above and are individually assessed.
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
Management has developed an analytical process to monitor the adequacy of the ACL. Our methodology for determining our ACL was developed utilizing, among other factors, the guidance from federal banking regulatory agencies and relevant available information from internal and external sources and relating to past events, current conditions and reasonable and supportable forecasts. The process is being continually enhanced and refined based on periodic reviews. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. For example, the effects of the COVID-19 pandemic and related hybrid or fully remote working environment has negatively impacted the performance outlook in the central business district office CRE segment of our loan portfolio, which informed our CECL economic forecast and continued to adversely impact our loss reserve as of March 31, 2024. Refer to the "Provision for Credit Losses" and "Allowance for Credit Losses" of Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the provision for credit losses and ACL for the loan portfolio.
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

As part of its annual testing for goodwill impairment, the Company concluded that no impairment existed at December 31, 2023. Management has evaluated and will continue to evaluate economic conditions in interim periods for triggering events. As of the time of this report's filing, the Company did not identify any triggering events for interim testing. However, future events, including the continuation of the Company's recent common stock trading below the book value per share, could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations, however, it would not impact our regulatory capital ratios, tangible common equity ratio, nor its liquidity position.
RESULTS OF OPERATIONS
Earnings Summary
Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
Net loss for the three months ended March 31, 2024 was $338 thousand, as compared to net income of $24.2 million for the same period in 2023, a decrease of $24.6 million, or 101.4%.
The decrease of $24.6 million to net loss for the three months ended March 31, 2024 from net income for the same period in 2023 was due primarily to an increase in provision for credit losses of $29.0 million, partially offset by a reduction of income tax expenses of $3.9 million. For more information on the drivers and the components of these changes, see the "Provision for Credit Losses" and "Income Tax Expenses" sections below.
When the impact of the provision is excluded, pre-provision net revenue ("PPNR"), a non-GAAP measure, was $38.3 million for the three months ended March 31, 2024, as compared to $38.1 million for the same period in 2023. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Total revenue (i.e. net interest income plus noninterest income) was $78.3 million for the three months ended March 31, 2024, as compared to $78.7 million for the same period in 2023.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.43% for the three months ended March 31, 2024 and 2.77% for the same period in 2023. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Noninterest income was $3.6 million for the three months ended March 31, 2024, as compared to $3.7 million for the same period in 2023. Noninterest expense was $40.0 million for the three months ended March 31, 2024, as compared to $40.6 million for the same period in 2023. The drivers of the change are detailed in the "Noninterest Income" and "Noninterest Expense" sections below.
The efficiency ratio remained steady at 51.09% for the three months ended March 31, 2024 as compared to 51.55% for the same period in 2023. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
For the three months ended March 31, 2024 and 2023, the Company had average assets of $12.8 billion and $11.4 billion, respectively, the increase of which was primarily attributable to an increase in average interest-bearing deposits with other banks and other short-term investments over the comparative period. For the three months ended March 31, 2024 and 2023, the Company had average common equity of $1.3 billion and $1.2 billion, respectively. For the three months ended March 31, 2024 and 2023, the Company had average tangible common equity, a non-GAAP measure, of $1.2 billion and $1.1 billion, respectively. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
For the three months ended March 31, 2024, the Company reported an annualized return on average assets ("ROAA") of (0.01)%, as compared to 0.86% for the same period in 2023. The annualized return on average common equity ("ROACE") for the three months ended March 31, 2024 was (0.11)% as compared to 7.92% for the same period in 2023. The annualized return on average tangible common equity ("ROATCE"), a non-GAAP measure, for the three months ended March 31, 2024 was (0.11)% as compared to 8.65% for the same period in 2023. The decline in returns was primarily attributable to a reduction in net income to a net loss. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

Net Interest Income and Net Interest Margin
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investment securities, and interest bearing deposits with other banks and other short-term investments. The cost of funds includes interest expense on deposits, customer repurchase agreements and other borrowings, which consist primarily of federal funds purchased, advances from secured financing arrangements, including the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve's Bank Term Funding Program ("BTFP") and Discount Window, and subordinated notes. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.
Net interest income was $74.7 million for the three months ended March 31, 2024, as compared to $75.0 million for the same period in 2023. The decrease was primarily due to the $35.7 million increase in interest expense outpacing the $35.4 million increase in interest income. The increase in interest expense was primarily attributable to increased volume of time deposits, other borrowings, and interest bearing transactions, and to a lesser extent was attributable to increases in average deposits and rates (4.29% for the three months ended March 31, 2024, compared to 3.63% for the same period in 2023). The increase in interest income was primarily attributable to increased volume and rates on loans (6.95% for the three months ended March 31, 2024, compared to 6.35% for the same period in 2023) and interest bearing bank deposits and other short-term investments (5.43% for the three months ended March 31, 2024, compared to 4.45% for the same period in 2023)
The net interest margin decreased by 34 basis points from the three months ended March 31, 2023 as compared to the three months ended March 31, 2024 (from 2.77% to 2.43%). The yield on earning assets increased by 54 basis points (from 5.17% to 5.71%) while cost of funds increased 96 basis points (from 2.62% to 3.58%).
Average loans (excluding loans held for sale) increased to $8.0 billion for the three months ended March 31, 2024 compared to $7.7 billion for the same period in 2023. Average interest bearing deposits increased to $7.4 billion for the three months ended March 31, 2024 from $5.5 billion for the three months ended March 31, 2023, while average noninterest bearing demand deposits decreased to $2.1 billion for the three months ended March 31, 2024 from $3.3 billion for the three months ended March 31, 2023. Additionally, average borrowings increased from $1.3 billion in the three months ended March 31, 2023 to $1.8 billion in the three months ended March 31, 2024.
Overall yields and rates increased during the three months ended March 31, 2024 as compared to the same period in 2023 as variable rate loans adjusted upwards and an increased number of loans moved off their rate floors.
The table below presents the average balances and rates of the major categories of the Company's assets and liabilities for the three months ended March 31, 2024 and 2023. Included in the tables are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,841,771	$24,862	5.43%	$526,506	$5,774	4.45%
Loans held for sale (1)	—	—	—%	4,093	60	5.95%
Loans (1) (2)	7,988,941	137,994	6.95%	7,712,023	120,790	6.35%
Investment securities available for sale (2)	1,516,503	7,247	1.92%	1,660,258	7,811	1.91%
Investment securities held-to-maturity (2)	1,011,231	5,433	2.16%	1,087,047	5,734	2.14%
Federal funds sold	7,051	66	3.76%	14,890	78	2.12%
Total interest earning assets	12,365,497	175,602	5.71%	11,004,817	140,247	5.17%

Total noninterest earning assets	508,987			495,889
Less: allowance for credit losses	(90,014)			(74,650)
Total noninterest earning assets	418,973			421,239
TOTAL ASSETS	$12,784,470			$11,426,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$1,833,493	$16,830	3.69%	$1,065,421	$6,107	2.32%
Savings and money market	3,423,388	35,930	4.22%	3,326,807	33,274	4.06%
Time deposits	2,187,320	26,623	4.90%	1,078,227	9,573	3.60%
Total interest bearing deposits	7,444,201	79,383	4.29%	5,470,455	48,954	3.63%
Customer repurchase agreements	36,084	315	3.51%	38,257	302	3.20%
Borrowings	1,796,863	21,206	4.75%	1,321,206	15,967	4.90%
Total interest bearing liabilities	9,277,148	100,904	4.37%	6,829,918	65,223	3.87%

Noninterest bearing liabilities:
Noninterest bearing demand	2,057,460			3,263,670
Other liabilities	160,206			91,490
Total noninterest bearing liabilities	2,217,666			3,355,160

Shareholders’ Equity	1,289,656			1,240,978
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,784,470			$11,426,056

Net interest income		$74,698			$75,024
Net interest spread			1.34%			1.30%
Net interest margin			2.43%			2.77%
Cost of funds (3)			3.58%			2.62%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $5.1 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

(3)Beginning in the second quarter of 2023, the Company revised its cost of funds methodology to use a daily average calculation where interest expense on interest bearing liabilities is divided by average interest bearing liabilities and average noninterest bearing deposits. Previously, the Company calculated the cost of funds as the difference between yield on earning assets and net interest margin. The cost of funds for the three months ended March 31, 2023 has been recalculated using the current methodology.
Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the period indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Three Months Ended March 31, 2024 Compared With The Three Months Ended March 31, 2023
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$4,337	$12,867	$17,204
Loans held for sale	(60)	—	(60)
Investment securities available-for-sale	(676)	112	(564)
Investment securities held-to-maturity	(400)	99	(301)
Interest bearing bank deposits	14,424	4,664	19,088
Federal funds sold	(41)	29	(12)
Total interest income	17,584	17,771	35,355

Interest paid on
Interest bearing transaction	4,403	6,320	10,723
Savings and money market	966	1,690	2,656
Time deposits	9,847	7,203	17,050
Customer repurchase agreements	(17)	30	13
Other borrowings	5,675	(436)	5,239
Total interest expense	20,874	14,807	35,681

Net interest income	$(3,290)	$2,964	$(326)
Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to record the ACL on loans and the ACL on available-for-sale and held-to-maturity investment securities. The amount of the ACL on loans is based on management's assessment of CECL in the portfolio. Those factors include historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company.
The provision for credit losses for unfunded commitments is presented separately on the Consolidated Statements of Operations. This provision considers the probability that unfunded commitments will fund among other factors.
Refer to the discussion under "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations above and in Note 1 to the Consolidated Financial Statements in "Item 1 - Financial Information" for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the ACL and the provisions charged to expense. Also, refer to the table in the "Allowance for Credit Losses" section in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflects activity in the ACL.
During the three months ended March 31, 2024, the Company recorded a provision for credit losses of $35.2 million on its loan portfolio. The provision for credit losses was primarily attributable to an updated valuation for a CRE office property collateralizing a lending relationship with two loans outstanding, the total of which was partially charged off in the first quarter 2024. Additionally, the provision was attributable to an increase in the ACL factor associated with CRE office loans.

The provision for credit losses on loans for the three months ended March 31, 2023 was $4.9 million. The provision was primarily driven by adjustments to the qualitative components of the CECL model owing to the high inflationary environment and uncertainty in the macroeconomic outlook and the related changes in economic growth and the broader economy, changes in the qualitative and economic component of the model associated with CRE office properties, as well as the increases in total loans.
During the three months ended March 31, 2024 and 2023, the provision for credit losses for the held-to-maturity securities portfolio was $1 thousand and $1.2 million, respectively, which, in 2023, were recorded primarily on several corporate bonds. During the three months ended March 31, 2023, the provision for credit losses for the available-for-sale securities portfolio was $14 thousand. There was no provision for credit losses on the available-for-sale securities portfolio for the three months ended March 31, 2024.
The provision for unfunded commitments is presented separately on the Consolidated Statements of Operations. This provision considers the probability that unfunded commitments will fund. During the three months ended March 31, 2024 and 2023, provisions of $456 thousand and $848 thousand, respectively, were incurred for unfunded commitments.
Noninterest Income
Noninterest income includes service charges on deposits, gain on sale of loans, gains and losses on sale of investment securities, income from bank owned life insurance ("BOLI") and other income. The following table summarizes the comparative noninterest income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Service charges on deposits	$1,699	$1,510	$189	13%
Gain on sale of loans	—	305	(305)	(100)%
Net gain (loss) on sale of investment securities	4	(21)	25	(119)%
Increase in the cash surrender value of bank-owned life insurance	703	655	48	7%
Other income	1,183	1,251	(68)	(5)%
Total	$3,589	$3,700	$(111)	(3)%

Total noninterest income for the three months ended March 31, 2024 decreased to $3.6 million from $3.7 million for the three months ended March 31, 2023, a 3% decrease. The decrease was primarily attributable to a decrease in gains on sale of residential mortgage loans, partially offset by an increase in service charges on deposits. The Company ceased originations of first lien residential mortgages for secondary sale in the first quarter of 2023, and completed residual origination and sales activities in the second quarter of 2023.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, Federal Deposit Insurance Corporation ("FDIC") insurance assessments, and other expenses. The following table summarizes the comparative noninterest expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Salaries and employee benefits	$21,726	$24,174	$(2,448)	(10)%
Premises and equipment expenses	3,059	3,317	(258)	(8)%
Marketing and advertising	859	636	223	35%
Data processing	3,293	3,099	194	6%
Legal, accounting and professional fees	2,507	3,254	(747)	(23)%
FDIC insurance	6,412	1,486	4,926	331%
Other expenses	2,141	4,618	(2,477)	(54)%
Total	$39,997	$40,584	$(587)	(1)%

Total noninterest expense totaled $40.0 million for the three months ended March 31, 2024, as compared to $40.6 million for the three months ended March 31, 2023, a 1% decrease. The decrease was primarily attributable to a $2.5 million reduction in other expenses, a $2.4 million reduction in salaries and employee benefits, and a $747 thousand reduction in legal, accounting and professional fees. This total of these reductions to expense was partially offset by a $4.9 million increase in FDIC insurance.
The decrease in salaries and employee benefits over the comparative three months ended March 31, 2024 and 2023 was primarily due to a reduction in payroll taxes and employee benefits. At March 31, 2024, the Company's full time equivalent staff numbered 451, as compared to 486 at March 31, 2023.
The decrease in legal, accounting and professional fees over the comparative three months ended March 31, 2024 and 2023 was primarily due to a $959 thousand reversal of legal fees receivable in the first quarter of 2023 relating to the previously disclosed settled litigations and investigations as Directors & Officers insurance for the 2016-2017 years was fully depleted.
The major components of other expenses include franchise taxes, director compensation and insurance expense. The decrease in other expenses over the comparative three months ended March 31, 2024 and 2023 was primarily due to a reduction in director fees of $1.3 million and a $857 thousand recovery of real estate taxes.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 51.09% for the three months ended March 31, 2024, as compared to 51.55% for the same period in 2023. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures. The improvement in the efficiency ratio for the three months ended March 31, 2024 as compared to the same three month period in 2023 was primarily driven by the decrease in noninterest expenses outpacing the decreases in net interest income and noninterest income.
As a percentage of average assets, total noninterest expense (annualized) was 1.26% for the three months ended March 31, 2024, as compared to 1.44% for the same period in 2023. The decrease for the three month period ended March 31, 2024 was primarily due to an increase in average interest earning assets.
Income Tax Expense
The Company's tax provision for the three months ended March 31, 2024 was $3.0 million, compared to $6.9 million for the three months ended March 31, 2023. The decrease in the tax provision over the comparative three months ended March 31, 2024 and 2023 was primarily due to decreases in pre-tax income period over period.
The Inflation Reduction Act of 2022 was signed into law by President Biden on August 16, 2022 and made significant changes to the U.S. tax law, including the introduction of a corporate alternative minimum tax of 15% of the “adjusted financial statement income” of certain domestic corporations as well as a 1% excise tax on the fair market value of stock repurchases by certain domestic corporations, effective for tax years beginning in 2023. Effective January 1, 2023, the Company became subject to the tax laws under the Inflation Reduction Act. The Company has not experienced and currently does not expect the tax-related provisions of the Inflation Reduction Act to have a material impact on our financial results.
FINANCIAL CONDITION
Summary
Total assets were $11.6 billion and $11.7 billion at March 31, 2024 and December 31, 2023, respectively. Assets remained at similar levels from December 31, 2023 to March 31, 2024 with minor changes in the asset mix. The decrease in total assets of $51.9 million (or 0.4%) from December 31, 2023 to March 31, 2024 was primarily due to decreases in investment securities and interest-bearing deposits with other banks and other short-term investments, the total of which was partially offset by an increase in loans.
The largest component of assets, total loans, had an amortized cost basis of $8.0 billion at March 31, 2024, a 0.2% increase from the balance at December 31, 2023. The increase in loans over the three months ended March 31, 2024, was driven primarily by increased fundings of ongoing construction projects for commercial and residential properties, partially offset by decreases in income producing - CRE, owner occupied - CRE and commercial loans.

Investment securities, at amortized cost net of the ACL, totaled $2.6 billion at March 31, 2024 as compared to $2.7 billion at December 31, 2023, a decrease of $69.7 million, or 2.6%, that was primarily driven by the pay down of principal on mortgage-backed securities ("MBS") and calls of securities. At March 31, 2024 and December 31, 2023, investment securities available-for-sale had an amortized cost of $1.6 billion and $1.7 billion, respectively, and a fair value of $1.4 billion and $1.5 billion, respectively. Additionally, March 31, 2024 and December 31, 2023, investment securities held-to-maturity had an amortized cost, less an ACL of $2.0 million, of $1.0 billion and an estimated fair value of $878.2 million and $901.6 million, respectively.
In terms of funding, total deposits at March 31, 2024 were $8.5 billion, down from $8.8 billion at December 31, 2023, a decline of 3.5%. Total borrowings (excluding customer repurchase agreements) were $1.7 billion and $1.4 billion at March 31, 2024 and December 31, 2023, respectively. The decrease in deposits was primarily attributable to first quarter seasonality, while the increase in borrowings, attributable to net fundings on the Company's secured borrowings, was primarily to meet funding needs, including to fund loan growth, given the decrease in deposits.
Total shareholders' equity remained consistent at $1.3 billion as of March 31, 2024, and December 31, 2023. During the three months ended March 31, 2024, there was a slight decrease of 1.2%, which was primarily the result of cash dividends and the decrease in earnings.
The Company's capital ratios remain substantially in excess of regulatory minimum and buffer requirements. Regulatory ratios based on risk-weighted assets experienced minor fluctuations of less than 1% from December 31, 2023 to March 31, 2024. The total risk based capital ratio was 14.87% at March 31, 2024, as compared to 14.79% at December 31, 2023. The common equity tier 1 capital ("CET1") risk based capital ratio was 13.80% at March 31, 2024, as compared to 13.90% at December 31, 2023. The tier 1 risk based capital ratio was 13.80% at March 31, 2024, as compared to 13.90% at December 31, 2023. The tier 1 leverage ratio was 10.26% at March 31, 2024, as compared to 10.73% at December 31, 2023.
The ratio of common equity to total assets was 10.85% at March 31, 2024, as compared to 10.92% at December 31, 2023 as common equity levels remained consistent over the three months ended March 31, 2024. Book value per share was $41.72 at March 31, 2024, a 2.0% decrease over $42.58 at December 31, 2023.
In addition, the tangible common equity ratio was 10.03% at March 31, 2024, as compared to 10.12% at December 31, 2023. Tangible book value per share was $38.26 at March 31, 2024, a 2.1% decrease from $39.08 at December 31, 2023. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
Loans outstanding were $8.0 billion at March 31, 2024, an increase of $14.0 million, or 0.2%, from the balance at December 31, 2023. The loan portfolio has continued to grow in the three months ended March 31, 2024, driven by increased fundings of ongoing construction projects for commercial and residential properties, partially offset by a reduction in CRE loans. Market rates in 2024 for our new loan originations remained consistent with the market rates at the end of 2023, reflecting that the Federal Reserve has not raised short-term interest rates in 2024. We continue to see opportunities for growth in the commercial real estate market in our focused sectors; our processes for evaluating these opportunities are designed to ensure they are subject to reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Following origination, we continue to monitor our borrowers' business plans and identify primary and alternative sources for loan repayment and, if necessary, obtain collateral to mitigate credit loss in the event of default.

Loans, net of amortized deferred fees and costs, at March 31, 2024 and December 31, 2023 by major category are summarized below.

	March 31, 2024		December 31, 2023
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,408,767	18%	$1,473,766	18%
PPP loans	467	—%	528	—%
Income producing - commercial real estate	4,040,655	50%	4,094,614	51%
Owner occupied - commercial real estate	1,185,582	15%	1,172,239	15%
Real estate mortgage - residential	72,087	1%	73,396	1%
Construction - commercial and residential	1,082,556	13%	969,766	12%
Construction - C&I (owner occupied)	138,379	2%	132,021	2%
Home equity	53,251	1%	51,964	1%
Other consumer	958	—%	401	—%
Total loans	7,982,702	100%	7,968,695	100%
Less: allowance for credit losses	(99,684)		(85,940)
Loans, net (1)	$7,883,018		$7,882,755
(1)Excludes accrued interest receivable of $46.3 million and $45.3 million at March 31, 2024 and December 31, 2023, respectively, which is recorded in other assets.
As noted above, a significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area, and is secured by real estate or other collateral in that market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the Washington, D.C. metropolitan real estate market could continue to have an adverse impact on this portfolio of loans and the Company’s income and financial position. Management believes that the CRE concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices and ongoing portfolio monitoring and market analysis. While our basic market area is the Washington, D.C. metropolitan area, the Bank has made loans outside that market area where the applicant is an existing customer and the nature and quality of such loans was consistent with the Bank’s lending policies.
The Company's concentration in the Washington, D.C. metro area includes "Washington's Maryland Suburbs," which comprise Frederick, Prince George's and Montgomery counties and "Northern Virginia," which comprises Alexandria, Arlington, Falls Church, Fairfax, Loudoun and Prince William counties. At March 31, 2024, 31.8%, 26.9%, 24.2%, 5.4% and 11.7% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. At December 31, 2023, 31.5%, 26.4%, 25.1%, 5.5% and 11.5% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. While we remain cautious with regard to CRE market conditions, principally office, the strength of the Washington D.C. metro area in certain sectors, particularly multi-family CRE and the housing market, continue to drive premiums for well-located properties.
As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $6.2 billion and $6.1 billion, or 77.1% and 77.0% of total loans, of amortized cost outstanding at March 31, 2024 and December 31, 2023, respectively. Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. The Company has remained focused on monitoring sectors that have had a lasting impact from the ramifications of the COVID-19 pandemic, particularly income producing CRE loans collateralized by office properties, which comprised approximately $898.7 million and $949.0 million, or 11.2% and 11.9% of total loans, at March 31, 2024 and December 31, 2023, respectively. Office loans within Washington D.C., Washington's Maryland Suburbs and Northern Virginia were $829.5 million and $879.0 million, or 10.4% and 11.0% of total loans, at March 31, 2024 and December 31, 2023, respectively. As a percentage of total income producing - CRE office loans, 37.4%, 31.4% and 23.5% were located in Washington's Maryland Suburbs, Northern Virginia, and Washington, D.C. at March 31, 2024.

The following table summarizes the Company's income producing - commercial real estate loans, at principal, at March 31, 2024:

		Maryland		Virginia
(dollars in thousands)	Washington D.C.	Washington Suburbs	Other	Northern Virginia	Other	Other	Total	Percent of Total
Collateral Type:
Hotel & motel	$138,330	$85,641	$83,327	$66,982	$—	$22,129	$396,409	10%
Industrial	5,854	78,924	40,898	19,713	3,815	—	149,204	4%
Mixed use	265,432	45,969	372	54,511	25,793	5,380	397,457	10%
Multifamily	384,408	214,415	320	72,131	84,636	47,877	803,787	20%
Office	211,181	336,043	4,349	282,297	64,823	47	898,740	22%
Retail	82,279	97,738	62,018	77,094	99,788	1,938	420,855	10%
Single / 1-4 Family & Res. Condo	73,737	2,775	2,543	14,496	6,554	4,080	104,185	2%
Other	155,520	188,186	39,918	459,291	9,355	27,255	879,525	22%
Total	$1,316,741	$1,049,691	$233,745	$1,046,515	$294,764	$108,706	$4,050,162	100%
Percent of total	32%	26%	6%	26%	7%	3%	100%
Percent of Principal by Loan Size:
Less than $1 million	29%	23%	45%	26%	30%	34%
$1 million to $15 million	16%	16%	6%	10%	8%	8%
$5 million to $10 million	8%	7%	—%	10%	35%	49%
$10 million to $25 million	25%	37%	43%	26%	24%	9%
$25 million to $50 million	18%	17%	6%	14%	3%	—%
Greater than $50 million	4%	—%	—%	14%	—%	—%
Total	100%	100%	100%	100%	100%	100%
At March 31, 2024, $248.9 million of principal of loans collateralized by office properties were criticized or classified.
At March 31, 2024, the Company had no concentrations of loans with any one borrower in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

The following table sets forth the time to the final contractual maturity of the loan portfolio as of March 31, 2024:

	March 31, 2024
(dollars in thousands)	Total	One Year or Less (1)	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,408,767	$356,329	$879,193	$169,699	$3,546
PPP loans	467	—	467	—	—
Income producing - commercial real estate (2)	4,040,655	1,499,809	2,218,712	322,134	—
Owner occupied - commercial real estate	1,185,582	211,602	442,072	308,355	223,553
Real estate mortgage - residential	72,087	16,956	43,995	487	10,649
Construction - commercial and residential	1,082,556	289,929	755,137	7,689	29,801
Construction - C&I (owner occupied)	138,379	24,314	18,586	36,681	58,798
Home equity	53,251	2,331	2,192	1,092	47,636
Other consumer	958	771	—	—	187
Total loans	$7,982,702	$2,402,041	$4,360,354	$846,137	$374,170
Loans with:
Predetermined fixed interest rate	$3,132,625	$963,405	$1,668,486	$403,587	$97,147
Floating or adjustable interest rate	4,850,077	1,438,636	2,691,868	442,550	277,023
Total loans	$7,982,702	$2,402,041	$4,360,354	$846,137	$374,170
(1)Demand loans, having no contractual maturity, and overdrafts are reported as due in one year or less.
(2)Income producing CRE office loans, which had total principal of $898.7 million at March 31, 2024 and are included within income producing - commercial real estate, had principal of $323.8 million, $559.8 million, and $15.1 million aggregated with one year or less, over one year to five years, and over five years to fifteen years remaining until contractual maturity, respectively. Approximately $107.8 million and $368.8 million of income producing CRE office loans as of March 31, 2024 were due to mature within three months and 18 months, respectively.
Allowance for Credit Losses
The ACL is an estimate based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank. A full discussion of the accounting for ACL is contained in Note 1 to the Consolidated Financial Statements and activity in the ACL is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption "Provision for Credit Losses" for a discussion of the Company's calculation of the provision for credit losses during the three months ended March 31, 2024 and 2023.
The ACL for loans at March 31, 2024, or $99.7 million, reflected a $13.7 million increase from December 31, 2023, or $85.9 million, reflecting a provision for credit losses of $35.2 million and $21.4 million in net charge-offs during the three months ended March 31, 2024. Net charge-offs, on an annualized basis, represented 1.07% of average loans for the three months ended March 31, 2024, an increase from net charge-offs of $975 thousand during the three months ended March 31, 2023, which represented 0.05% of average loans, excluding loans held for sale, on an annualized basis. Net charge-offs during the three months ended March 31, 2024 included $20.6 million of charge offs on one CRE office lending relationship. At March 31, 2024, the ACL for loans represented 1.25% of total loans outstanding, as compared to 1.08% at December 31, 2023. The ACL represented 109% of nonperforming loans at March 31, 2024, as compared to 131% at December 31, 2023. Refer to the "Provision for Credit Losses" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the provision for credit losses.
As part of its comprehensive loan review process, the Bank’s Risk Committee evaluates loans which are past due 30 days or more. The Committee makes an assessment of the conditions and circumstances surrounding delinquent and potential problem loans. The Bank’s loan policy requires that loans be placed on nonaccrual if they are 90 days past due or if their collection is deemed to be doubtful, unless they are well secured and in the process of collection. The Credit Administration department analyzes the status of development and construction projects, including sales activities and utilization of interest reserves in order to assess potential increased levels of risk which may require additional reserves.

The Company believes it has taken a prudent posture with respect to risk rating its loan portfolio. As of March 31, 2024 and December 31, 2023, loans rated special mention had an amortized cost of $265.3 million and $207.1 million, respectively, and loans rated substandard had an amortized cost of $361.8 million and $335.8 million, respectively. The increases in special mention loans were primarily attributable to additions in CRE loans, particularly in income producing - commercial real estate and commercial construction loans, and commercial loans. At March 31, 2024, 97.5% and $73.9% of special mention and substandard loans, respectively, were current. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.
Management, being aware of the loan growth experienced by the Bank and the risks facing CRE, is intent on maintaining strong portfolio management and a strong risk rating process. The Bank provides analysis of credit requests and the management of problem credits. The Bank has developed and implemented analytical procedures for evaluating credit requests, has refined the Company’s risk rating system and has adopted enhanced monitoring of the loan portfolio and the adequacy of the ACL, in particular on its CRE and construction loans (including those collateralized by office properties). These analyses include stress testing. Additionally, fair value assessments of loans acquired are included in our analytical procedures. The loan portfolio analysis process is ongoing and proactive to support the Company's objective of maintaining a portfolio of quality credits and quickly identifying weaknesses before they become more severe.
At March 31, 2024 and December 31, 2023, the Company's performing office coverage ratio, which calculates the ACL attributable to loans collateralized by performing office properties as a percentage of total loans, was 3.67% and 1.91%, respectively.
The following table sets forth activity in the ACL for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance at beginning of period	$85,940	$74,444
Charge-offs:
Commercial	(496)	(868)
Income producing - commercial real estate	(20,943)	—
Construction - commercial and residential	(129)	(136)
Other consumer	(1)	(50)
Total charge-offs	(21,569)	(1,054)
Recoveries:
Commercial	115	76
Owner occupied - commercial real estate	24	—
Other consumer	—	3
Total recoveries	139	79
Net charge-offs	(21,430)	(975)
Provision for credit losses - loans	35,174	4,908
Balance at end of period	$99,684	$78,377

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	1.07%	0.05%

The following table reflects the allocation of the ACL at the dates indicated. The allocation of the allowance at March 31, 2024 includes ACL of $387 thousand against individually assessed loans of $92.1 million, as compared to ACL of $641 thousand against individually assessed loans of $66.1 million at December 31, 2023. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2024			December 31, 2023
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$23,682	24%	18%	$17,824	21%	18%
Income producing - commercial real estate	45,937	46%	50%	40,050	47%	51%
Owner occupied - commercial real estate	13,537	13%	15%	14,333	16%	15%
Real estate mortgage - residential	893	1%	1%	861	1%	1%
Construction - commercial and residential	13,058	13%	13%	10,198	12%	12%
Construction - C&I (owner-occupied)	1,929	2%	2%	1,992	2%	2%
Home equity	618	1%	1%	657	1%	1%
Other consumer	30	—%	—%	25	—%	—%
Total allowance	$99,684	100%	100%	$85,940	100%	100%
Nonperforming Assets
The Company's level of nonperforming assets, which comprise the amortized cost of loans delinquent 90 days or more and nonaccrual loans, which includes the nonperforming portion of loan modifications, and the carrying value of OREO, totaled $92.3 million at March 31, 2024 representing 0.79% of total assets, as compared to $66.6 million of nonperforming assets, or 0.57% of total assets, at December 31, 2023. The increase is primarily due to the increase in nonperforming loans discussed below.
The Company had no accruing loans 90 days or more past due at March 31, 2024 or December 31, 2023. Management prioritizes remaining attentive to early signs of deterioration in borrowers’ financial conditions and to taking action designed to mitigate risk. The Company places loans on nonaccrual status if it deems collection to be doubtful. The Company believes it is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its ACL, at 1.25% of total loans at March 31, 2024, is adequate to absorb expected credit losses within the loan portfolio at that date.
Total nonperforming loans had an amortized cost of $91.5 million at March 31, 2024, representing 1.15% of total loans, compared to $65.5 million at December 31, 2023, representing 0.82% of total loans. The increase was primarily from the addition of two income-producing commercial real estate loans to non-accruing status following a partial charge-off on the combined balances.
The CECL standard allows for institutions to evaluate individual loans in the event that the asset does not share similar risk characteristics with its original segmentation. This can occur due to credit deterioration, increased collateral dependency or other factors leading to impairment. In particular, the Company individually evaluates loans on nonaccrual and those identified as loan modifications to borrowers experiencing financial difficulties, though it may individually evaluate other loans or groups of loans as well if it determines they no longer share similar risk with their assigned segment. Reserves on individually assessed loans are determined by one of two methods: the fair value of collateral or the discounted cash flow. Fair value of collateral is used for loans determined to be collateral dependent, and the fair value represents the net realizable value of the collateral, adjusted for sales costs, commissions, senior liens, etc. Discounted cash flow is used on loans that are not collateral dependent where structural concessions have been made and continuing payments are expected. The continuing payments are discounted over the expected life at the loan’s original contract rate and include adjustments for risk of default.

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
The Company evaluates loan modifications according to the accounting guidance for loan modifications to determine if the modification results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. A loan that is considered a restructured loan may be subject to an individually evaluated loan analysis if the commitment is $1.0 million or greater; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status, foreclosure or repossession of the collateral to minimize economic loss to the Company.
Commercial and consumer loans modified are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a loan restructuring subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.
During the three months ended March 31, 2024, the Bank modified 11 loans with a total amortized cost of $85.0 million at March 31, 2024 (1.1% of the loan portfolio). These loans received extended loan terms of between approximately one to 12 months.
Loans modified in the preceding twelve months totaled $237.5 million, of which approximately $8.0 million are loans 30-89 days past due and $85.3 million are on non-accrual status. All other loans are performing under their modified terms.
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
Included in nonperforming assets was OREO of $773 thousand, comprising four foreclosed properties, at March 31, 2024 and $1.1 million, comprising two foreclosed properties, at December 31, 2023. OREO properties are carried at the lower of cost or fair value less estimated costs to sell.

It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations on OREO properties where it has reason to believe, based upon market indications (such as: comparable sales, a scenario in which the Company is considering legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. Two OREO properties were sold during the three months ended March 31, 2024, generating proceeds of $656 thousand. There were no sales of OREO property during the three months ended March 31, 2023.
The following table shows the amounts of nonperforming assets, including loans at amortized cost and OREO at the lower of cost or fair value less estimated costs to sell:

(dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual Loans:
Commercial	$1,920	$2,049
Income producing - commercial real estate	67,602	40,926
Owner occupied - commercial real estate	19,798	19,836
Real estate mortgage - residential	1,934	1,946
Construction - commercial and residential	—	525
Home equity	237	242
Other consumer	—	—
Total nonperforming loans	91,491	65,524
Other real estate owned	773	1,108
Total nonperforming assets	$92,264	$66,632

Coverage ratio, allowance for credit losses to total nonperforming loans	109%	131%
Ratio of nonperforming loans to total loans	1.15%	0.82%
Ratio of nonperforming assets to total assets	0.79%	0.57%

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
At March 31, 2024, there were $361.8 million of Substandard loans. Substandard loans are considered potential or actual problem loans due to known information about possible or actual credit problems which causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in the reclassification to the past due, nonaccrual or restructured loan categories, as appropriate. Based upon their status as potential or actual problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.
Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, Negotiable Order of Withdrawal ("NOW") accounts, savings accounts, and certificates of deposits. The deposit base includes transaction accounts, time and savings accounts, and accounts that customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank regularly utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms. Additionally, the Bank has participated in the BTFP established by the Federal Reserve in March 2023. The Federal Reserve announced in January 2024 that the BTFP would stop originating new loans on March 11, 2024, as scheduled. The Federal Reserve also modified the terms of the program so that the interest rate for new loans would be no lower than the interest rate on reserve balances in effect on the day the loan is made. In January 2024, prior to these announcements by the Federal Reserve, the Company borrowed an additional $500.0 million through the BTFP and refinanced $500.0 million under the program, each at an interest rate of 4.76% and a maturity date in January 2025.

The following table summarizes the Company's deposits at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Balance	Percentage	Balance	Percentage
Noninterest-bearing demand	$1,835,524	22%	$2,279,081	26%
Interest-bearing transaction	1,207,566	14%	997,448	11%
Savings and money market	3,235,391	38%	3,314,043	38%
Time deposits	2,222,958	26%	2,217,467	25%
Total	$8,501,439	100%	$8,808,039	100%

For the three months ended March 31, 2024, total deposits decreased by $306.6 million as compared to December 31, 2023. The decrease was primarily attributable to a $443.6 million decrease in noninterest bearing demand deposits and a reduction in savings and money market accounts of $78.7 million, which was partially offset by a $210.1 million increase in interest bearing transaction deposits.
No single depositor represented more than 10% of total deposits as of March 31, 2024. The ten largest depositors not associated with brokered pass-through relationships represented approximately 19% of total deposits in the aggregate as of March 31, 2024. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end compared to average deposit balances.
From time to time, when appropriate in order to fund strong loan demand or account for increased deposit outflow, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm and other national brokerage networks, including IntraFi Network, LLC ("IntraFi"). Additionally, the Bank participates in the Certificates of Deposit Account Registry Service ("CDARS") and the Insured Cash Sweep product ("ICS"), which provide for reciprocal ("two-way") transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The total of reciprocal deposits at March 31, 2024 was $1.7 billion (19.9% of total deposits) as compared to $1.6 billion (17.7% of total deposits) at December 31, 2023. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to obtain one-way CDARS deposits and participates in IntraFi's Insured Network Deposit Program ("IND"). The Bank had $823.6 million and $786.5 million of IND brokered deposits as of March 31, 2024 and December 31, 2023, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks changes due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty in obtaining them in the future. In that event, we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.
We have used brokered deposits and intend to continue to use brokered deposits as one of our funding sources to support future growth. At March 31, 2024, total brokered deposits were $4.2 billion, or 49.1% of total deposits, of which $1.7 billion were attributable to the CDARS and ICS two-way accounts. Total brokered deposits comprised $1.7 billion, $1.6 billion, and $853.0 million of time deposits, savings and money market accounts and interest-bearing transaction accounts, respectively, at March 31, 2024. At December 31, 2023, total brokered deposits (excluding the CDARS and ICS two-way) were $2.5 billion, or 28.8% of total deposits, and comprised $1.5 billion, $961.5 million, and $108.2 million of time deposits, savings and money market accounts, and interest-bearing transaction accounts, respectively.
At March 31, 2024 and December 31, 2023, total deposits included estimated totals of $2.3 billion and $2.8 billion of uninsured deposits, which represented 27.6% and 31.4% of total deposits, respectively. The decrease in the percentage of the Bank's deposits that are uninsured was in part due to customers' increased use of the products facilitated by IntraFi that enable customers to maximize FDIC deposit insurance coverage for their deposits.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $37.1 million at March 31, 2024 compared to $30.6 million at December 31, 2023. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed MBS. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at March 31, 2024 and December 31, 2023.
At March 31, 2024, the Company had $600.0 million in FHLB secured borrowings outstanding compared to none at December 31, 2023. Outstanding FHLB advances are secured by collateral consisting of specifically pledged marketable investment securities and a blanket lien on qualifying loans in the Bank's commercial mortgage, residential mortgage and home equity loan portfolios. Additionally, at March 31, 2024 and December 31, 2023, the Company had $1.0 billion and $1.3 billion of outstanding borrowings under the BTFP. Outstanding BTFP advances are secured by collateral consisting of specifically pledged qualifying investment securities. Outstanding short-term advances and borrowings are part of the overall asset liability strategy to support loan growth.
The subordinated notes outstanding at March 31, 2024 and December 31, 2023 comprised the Company's August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024. The Company is considering various options to finance the upcoming maturity of the subordinated debt, and the Company may seek to issue new subordinated notes or other debt securities to replace those that are maturing, or fund the maturity through other means. Given prevailing interest rates, any new debt securities to refinance the subordinated notes are expected to have a higher interest rate than the subordinated notes.
Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit were as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Unfunded loan commitments	$1,850,316	$1,981,334
Unfunded lines of credit	99,930	98,614
Letters of credit	85,719	87,146
Total	$2,035,965	$2,167,094

Various commitments to extend credit are made in the normal course of banking business. Letters of credit are also issued for the benefit of customers. These commitments are subject to loan underwriting standards and geographic boundaries consistent with the Company’s loans outstanding.
Unfunded loan commitments are agreements whereby the Bank has made a commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract and the borrower has accepted the commitment in writing. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. Collateral obtained varies and may include certificates of deposit, accounts receivable, inventory, property and equipment, residential and CRE. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.
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
Liquidity Management
Liquidity is a measure of the Company's and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. Approximately 59% of the Company's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. As of March 31, 2024, the unrealized losses recorded on the available-for-sale securities were acting as a deterrent to any sale of those securities to raise liquidity. However, these securities are utilized as pledged assets that provide secondary liquidity through the form of additional available borrowings. Investment securities that are classified as held-to-maturity can also be used as collateral to pledge against additional borrowings. The Company's primary sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial.
The following table summarizes the Company's secondary sources of liquidity in use and available at March 31, 2024:

(dollars in thousands, except amount in the footnotes)	Secondary Sources of Liquidity in Use	Secondary Sources of Liquidity Available
March 31, 2024:
Unsecured brokered deposits (1)	$998,220	$1,959,516
FHLB secured borrowings	600,000	1,302,153
FRB:
BTFP secured borrowings	1,000,000	—
Discount window secured borrowings	—	568,602
Federal funds lines	—	155,000
Customer repurchase agreements	37,059	—
Raymond James repurchase agreement	—	17,780

Unpledged assets: (2)
Interest-bearing deposits with banks	N/A	34,626
Investment securities	N/A	297,521
Total	$2,635,279	$4,335,198
(1)The available liquidity from the unsecured brokered deposits represents unsecured funds under one-way CDARS and ICS brokered deposits that would require then current market rates and be dependent on the availability of funds in those networks.
(2)Comprise unencumbered assets that could be liquidated or used as collateral to obtain additional liquidity through debt financing.
The funding mix has continued to change throughout the three months ended March 31, 2024. Deposits at quarter-end were $8.5 billion and $8.8 billion at March 31, 2024 and December 31, 2023, respectively. The decrease in deposits was primarily attributable to a $443.6 million decrease in noninterest bearing demand deposits and a reduction in savings and money market accounts of $78.7 million, partially offset by a $210.1 million increase in interest bearing transaction deposits. Borrowings at quarter-end were $1.7 billion and $1.4 billion at March 31, 2024 and December 31, 2023, respectively. The increase in borrowings was attributable to net fundings on the Company's secured borrowings.

The Bank can purchase up to $155.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at March 31, 2024 and December 31, 2023. The Bank can borrow unsecured funds under one-way CDARS and ICS brokered deposits up to $2.0 billion, against which there was $998.2 million outstanding at March 31, 2024. The Bank also has custodial agreements with various broker-dealers through IntraFi's IND program which provided $823.6 million of brokered deposits at March 31, 2024.
At March 31, 2024, the Bank was eligible to draw on advances from the FHLB up to $1.9 billion based on assets pledged as collateral to the FHLB, against which the Bank borrowed $600.0 million as of March 31, 2024. The Bank had no FHLB borrowings outstanding at December 31, 2023. The Bank posted additional collateral to the FHLB during the three months ended March 31, 2024 and during the year ended December 31, 2023 to increase its eligibility for advances to meet its ongoing liquidity needs and expects to continue to utilize this source of funding in the future.
In March 2023, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of the BTFP. The BTFP provided eligible depository institutions, including the Bank, an additional source of liquidity. Subsequent to its initiation, the Federal Reserve also modified the terms of the program so that the interest rate for new loans would be no lower than the interest rate on reserve balances in effect on the day the loan is made. In January 2024, the Company borrowed an additional $500.0 million through the BTFP and refinanced $500.0 million under the program at an interest rate of 4.76% and a maturity in January 2025. The Federal Reserve discontinued the origination of new loans on March 11, 2024, as scheduled. At March 31, 2024, the Bank had $1.0 billion of BTFP borrowings outstanding. This alternative source of liquidity is being utilized for balance sheet optimization.
The Bank has a back-up borrowing facility through the Discount Window at the Federal Reserve. This facility, which can be used to borrow up to $568.6 million, is collateralized with specific assets identified to the Federal Reserve. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only. There can be no assurance, however, that these alternative sources of liquidity will continue to be available or will be sufficient to meet our ongoing liquidity needs.
In total, the Bank's aggregate borrowing capacity at March 31, 2024 was $2.2 billion, which consists of $1.3 billion and $568.6 million of additional aggregate capacity to borrow from the FHLB and the Federal Reserve's Discount Window, respectively, on assets that have been pledged; along with $17.8 million of aggregate capacity to borrow on a pledge security through a repurchase agreement with Raymond James. The Bank also has unencumbered securities totaling approximately $297.5 million available for pledging to the FHLB or the Federal Reserve for additional borrowing capacity.
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
There is, however, a risk that the cost of funds will increase significantly as the Bank competes for deposits or that some deposits would be lost if rates were to continue to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run, but the use of such sources may negatively impact our net interest margin and our earnings. The mix of sources used in the first quarter of 2024 negatively impacted our net interest margin and earnings, as is expected in an economic environment with continued elevated rates. There can be no assurance that the mix of sources of funds available to us at any particular time in the future will be adequate to meet our future liquidity needs. However, the market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a rising or high interest rate environment. Most of our noninterest bearing deposits are operating deposits or compensating balances that are held in connection with lending relationships. The potential outflow of such deposits is a risk unless we pay a more competitive rate of interest on them, which could significantly and negatively impact the Bank’s interest expense and net interest margin, as the transfer of some noninterest-bearing deposits to interest-bearing deposits did in 2023. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee ("ALCO") has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.

The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. During the three months ended March 31, 2024, average short term liquidity, comprising interest bearing deposits with other banks and other short-term investments and investment securities available-for-sale, was $3.4 billion, which is above the Bank's average needs. Secondary sources of liquidity available at March 31, 2024 were $4.3 billion, which include the FHLB, other insured brokered deposit sweep programs, unpledged securities, Fed funds lines, and the FRB Discount Window. At March 31, 2024, the Company held total securities available to be pledged with an estimated fair value of $297.5 million. At March 31, 2024, under the Bank’s liquidity formula, it had $5.3 billion of primary and secondary liquidity sources. Management believes the amount is adequate to meet current and projected funding needs.
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
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. Although growth in that segment over the past 36 months at 20% did not exceed the 50% threshold laid out in the regulatory guidance, we expect the heightened supervisory expectations to continue to apply to us given the federal banking regulators’ general focus on commercial real estate exposures at banks.
At March 31, 2024, we did exceed the construction, land development, and other land acquisitions regulatory concentration threshold, and we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 115% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio.
Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, as our commercial real estate concentration fluctuates each quarter, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company seeks to manage the risks relating to commercial real estate and its capital adequacy through the development and implementation of its Capital Policy and Capital Plan, the preparation of pro-forma projections including stress testing and the development of internal minimum targets for regulatory capital ratios that are subject to approval by the Board and in excess of well capitalized ratios.
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

At March 31, 2024, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt and the qualifying portion of the ACL. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET1 ratio is the Tier 1 capital ratio but excluding preferred stock.
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
The FRB and the FDIC have adopted rules (the "Basel III Rules") implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain a CET1 ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. At March 31, 2024, the Company and the Bank meet all these requirements.
The Company announced a regular quarterly cash dividend on March 28, 2024 of $0.45 per share to shareholders of record on April 18, 2024 and it was paid on April 30, 2024.
The ability of the Company to continue to grow is dependent on its results of operations and those of the Bank, the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans.
The capital amounts and ratios for the Company and Bank as of March 31, 2024 and December 31, 2023 are presented in the table below.

	Company		Bank		Minimum Required Basel III	To Be Well-Capitalized Under Prompt Corrective Action Regulations (1)
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2024
CET1 capital (to risk weighted assets)	$1,322,880	13.80%	$1,317,280	13.81%	7.00%	6.50%
Total capital (to risk weighted assets)	$1,425,534	14.87%	$1,419,934	14.89%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	$1,322,880	13.80%	$1,317,280	13.81%	8.50%	8.00%
Tier 1 capital (to average assets)	$1,322,880	10.26%	$1,317,280	10.25%	4.00%	5.00%

December 31, 2023
CET1 capital (to risk weighted assets)	$1,335,967	13.90%	$1,330,001	13.92%	7.00%	6.50%
Total capital (to risk weighted assets)	1,421,347	14.79%	1,415,381	14.81%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,335,967	13.90%	1,330,001	13.92%	8.50%	8.00%
Tier 1 capital (to average assets)	1,335,967	10.73%	1,330,001	10.72%	4.00%	5.00%
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
Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk
A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank's earnings is largely dependent on net interest income. The Bank's ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and overseen by the Audit Committee and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows to provide net interest income growth consistent with the Company's profit objectives.
During the three months ended March 31, 2024, the Company was able to produce a net interest margin of 2.43% as compared to 2.77% during the same period in 2023 and continues to manage its overall interest rate risk position.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits.
The loan portfolio increased during the first quarter of 2024. The re-pricing duration of the loan portfolio was 13 and 12 months at March 31, 2024 and December 31, 2023, respectively, with fixed rate loans amounting to 39% of total loans at March 31, 2024 and 38% at December 31, 2023. Variable and adjustable rate loans comprised 61% of total loans at March 31, 2024 and 62% at December 31, 2023. Variable rate loans are generally indexed to the Secured Overnight Funding Rate ("SOFR") or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
In the current and expected future interest rate environment, the Company has maintained its investment portfolio to manage the balance between yield and risk in its portfolio of MBS. Further, the Company has been principally collecting cash flows from the investment portfolio to provide liquidity. At March 31, 2024, the amortized cost less allowance of the investment portfolio decreased by $69.6 million, or 2.6%, as compared to the balance at December 31, 2023.
Based on amortized cost, the percentage mix of municipal securities was 5% of total investments at March 31, 2024 and December 31, 2023. The portion of the portfolio invested in MBS was 61% at March 31, 2024 and December 31, 2023. The portion of the portfolio invested in U.S. agency investments was 27% at March 31, 2024 and December 31, 2023. Corporate bonds made up 5% of total investments at March 31, 2024 and December 31, 2023. U.S. treasury bonds were 2% of total investments at March 31, 2024 and December 31, 2023. The duration of the investment portfolio decreased to 4.3 years at March 31, 2024 from 4.4 years at December 31, 2023.
At March 31, 2024, $80.3 million of corporate bonds were subordinated debt from other financial institutions. Corporate bonds generally, and subordinated debt in particular, pose credit risk such that if any of these issuers were to enter bankruptcy or insolvency proceedings, we could experience losses that may be material to operating results and our financial condition. We may also experience increases in provisions for credit losses, adversely affecting our net income, if the creditworthiness of the issuers declines, whether due to idiosyncratic factors, economic conditions generally or other unforeseen factors or events.
The Company has credit risk participation agreements ("RPAs") with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative and have an asset position with a notional value of $49.5 million as of March 31, 2024. The changes in fair value for these contracts are recognized directly in earnings.

The duration of the deposit portfolio decreased as rates rose, measuring 24 months at March 31, 2024 and 28 months at December 31, 2023. The Company experienced a total deposit decrease of $306.6 million for the three months ended March 31, 2024 as compared to a total loan increase of $14.0 million for the same period. The funding mix has continued to change in the three months ended March 31, 2024. The decrease in deposits was primarily attributable to a $443.6 million decrease in noninterest bearing demand deposits and a reduction in savings and money market accounts of $78.7 million, partially offset by a $210.1 million increase in interest bearing transaction deposits. These funding mix changes were the result of an increased disintermediation driven primarily by an increase in interest rates. During the three months ended March 31, 2024, the Company’s cost of interest bearing deposits increased by 18 basis points across its interest-bearing deposits, which comprise 78.4% of its total deposits at March 31, 2024.
The net unrealized loss before income tax on the investment securities available-for-sale portfolio was $168.6 million and $162.0 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the net unrealized loss position represented 10.45% of the investment portfolio's book value.
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
Market rates have stabilized as the last short-term interest rate increase from the Federal Reserve was instituted in July 2023. While yields on interest-earning assets have increased, including the impact of the reset of variable and adjustable rate loans, as scheduled, our cost of funds on interest-bearing liabilities has also increased in connection with increased utilization of interest-bearing deposits and borrowings and increasing rates on those financing sources. As a result, the net interest margin has remained steady, as compared to the two previous quarters.
Our rate risk modeling showed net interest margin expansion in an increasing rate environment; however, the model's prediction is the result of increases in both interest income on variable and adjustable rate loans and interest expense on its deposit liabilities, based on our funding needs, market conditions and certain contractual obligations but with no changes in the mix of assets or liabilities or the spreads we are able to earn. The model also assumes a stable interest rate environment after the programmed rate change, allowing assets and liabilities to reprice at their schedule in a stable environment, which may be quite different than real world conditions. Interest rate floors on certain of the Company's variable and adjustable rate loans may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded, though this is not relevant for the current rate environment with most variable rate loans well above their floor rate. At March 31, 2024, the Company had a portfolio of $4.9 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 7.82%, which was consistent with the rate at December 31, 2023. At March 31, 2024, only $210.6 million of loans held by the Company were earning interest at their floor rate, and the majority of those are expected to reset at rates higher than their floor at their next rate reset date.
The Company employs an earnings simulation model (immediate parallel shifts along the yield curve) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, deposit decay rates, and the level of noninterest income and noninterest expense. Further discussion of the limitations of this analysis are listed below and in the risk factors and other cautionary language included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, and in other periodic and current reports filed by the Company with the SEC.
The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100, 200, and 300 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, earnings and the market equity over the next twelve and twenty-four month periods from March 31, 2024. In addition to analysis of simultaneous changes in interest rates along the yield curve, an analysis of changes based on interest rate "ramps" is also performed. Such analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at March 31, 2024, the simulation assumes a 100 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points and assumes a 100 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The Bank does have deposits with contractual terms which means these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall measure of the correlation between deposit costs and market rate changes is modeled at 100%. The Company utilized the same assumptions for its analysis at December 31, 2023.
Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the interest rate risk model. If this were to occur, the effects of a rising or declining interest rate environment may not be in accordance with management’s expectations.
As quantified in the table below, the Company's analysis at March 31, 2024 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked down 100, 200, and 300 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. At March 31, 2024, the repricing duration of the (a) investment portfolio was 4.3 years, (b) loan portfolio was 1.1 years, (c) interest bearing deposit portfolio was 1.1 years, and (d) the borrowed funds portfolio was 0.5 years.
The following table reflects the result of simulation analysis on the March 31, 2024 asset and liabilities balances:

Change in interest rates (basis points)		Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+	400	2.7%	6.9%	(8.0)%
+	300	2.1%	5.2%	(5.8)%
+	200	1.3%	3.4%	(3.8)%
+	100	0.6%	1.5%	(1.6)%
	—	—	—	—
-	100	0.1%	0.2%	1.1%
-	200	1.9%	4.4%	0.9%
-	300	2.4%	5.5%	(3.3)%

The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change, and -24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change, and -30% for a 400 basis point change.
The impact of 0.1% in net interest income and 0.2% in net income given a 100 basis point decrease in market interest rates at March 31, 2024 compares to (1.3)% in net interest income and (2.6)% in net income for the same period in 2023, and reflects in large measure the beta factor discussion above. The analysis at the end of the first quarter of 2024 compared to the first quarter of 2023, showed that in an environment of increasing rates the continued increase in income is dependent on rate increases, which are passed through to borrowers basis point for basis point, as opposed to the prior year where our model suggested rising rates would not be fully passed on to depositors. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at March 31, 2024 are not believed to be excessive.
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
Use of Non-GAAP Financial Measures
The information set forth below contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are "tangible common equity," "tangible book value per common share," "tangible common equity ratio," "average tangible common equity," "annualized return on average tangible common equity," "efficiency ratio," and "pre-provision net revenue." The Company considers these non-GAAP measurements useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions. Management uses these non-GAAP measures in its analysis of our performance because it believes these measures are used as a measure of our performance by investors.
The Company calculates the tangible common equity ratio by excluding the balance of intangible assets from common shareholders' equity, or tangible common equity, and dividing by tangible assets. The Company calculates tangible book value per common share by dividing tangible common equity by common shares outstanding, as compared to book value per common share, which the Company calculates by dividing common shareholders' equity by common shares outstanding. The Company calculates the ROATCE by dividing net income available to common shareholders by average tangible common equity which is calculated by excluding the average balance of intangible assets from the average common shareholders' equity. The Company considers this information important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk based ratios, and as such is useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions.
The Company calculates the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The efficiency ratio measures a bank's overhead as a percentage of its revenue. The Company believes that reporting the non-GAAP efficiency ratio more closely measures its effectiveness of controlling operational activities.
The Company calculates pre-provision net revenue by subtracting noninterest expenses from the sum of net interest income and noninterest income. PPNR to average assets is calculated by dividing the annualized PPNR by average assets. The Company considers this information important to shareholders because it illustrates revenue excluding the impact of provisions and reversals to the ACL on loans.

These disclosures should not be considered in isolation or as a substitute for results determined in accordance with GAAP and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. Management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measures.
The following tables reconcile the GAAP financial measures to the associated non-GAAP financial measures:

(dollars in thousands except per share data)	March 31, 2024	December 31, 2023
Common shareholders' equity	$1,259,413	$1,274,283
Less: Intangible assets	(104,611)	(104,925)
Tangible common equity	$1,154,802	$1,169,358

Book value per common share	$41.72	$42.58
Less: Intangible book value per common share	(3.46)	(3.50)
Tangible book value per common share	$38.26	$39.08

Total assets	$11,612,648	$11,664,538
Less: Intangible assets	(104,611)	(104,925)
Tangible assets	$11,508,037	$11,559,613
Tangible common equity ratio	10.03%	10.12%

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Average common shareholders' equity	$1,289,656	$1,240,978
Less: Average intangible assets	(104,718)	(104,231)
Average tangible common equity	$1,184,938	$1,136,747

Net income available to common shareholders	$(338)	$24,234
Average tangible common equity	1,184,938	1,136,747
Annualized return on average tangible common equity	(0.11)%	8.65%

Net interest income	$74,698	$75,024
Noninterest income	3,589	3,700
Operating revenue	$78,287	$78,724
Noninterest expense	$39,997	$40,584
Efficiency ratio	51.09%	51.55%

Net interest income	$74,698	$75,024
Noninterest income	3,589	3,700
Less: Noninterest expense	(39,997)	(40,584)
Pre-provision net revenue	$38,290	$38,140
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk."

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2024 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to "Note 12. Legal Contingencies" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, which could adversely affect our business, financial performance and results of operations. There have been no material changes to our risk factors from those risks included in our Annual Report on Form 10-K.
ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Form of Indemnification Agreement
31.1	Certification of Susan G. Riel
31.2	Certification of Eric R. Newell
31.3	Certification of Norman R. Pozez
32.1	Certification of Susan G. Riel
32.2	Certification of Eric R. Newell
32.3	Certification of Norman R. Pozez
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023
(ii) Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023
(iii) Consolidated Statement of Comprehensive (Loss) Income for the three months ended March 31, 2024 and 2023
(iv) Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 2024 and 2023
(v) Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and 2023
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date:	May 3, 2024	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date:	May 3, 2024	By:	/s/ Eric R. Newell
Eric R. Newell, Executive Vice President and Chief Financial Officer of the Company