Form 10-Q
period 2024-06-30
EAGLE BANCORP INC
filed 2024-08-08
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, the registrant had 30,177,326 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$10,803	$9,047
Federal funds sold	5,802	3,740
Interest-bearing deposits with banks and other short-term investments	526,228	709,897
Investment securities available-for-sale (amortized cost of $1,584,435 and $1,668,316, respectively, and allowance for credit losses of $17 and $17, respectively).	1,420,618	1,506,388
Investment securities held-to-maturity, net of allowance for credit losses of $2,012 and $1,956, respectively (fair value of $856,275 and $901,582, respectively)	982,955	1,015,737
Federal Reserve and Federal Home Loan Bank stock	54,274	25,748
Loans:
Loans held for sale, at lower of cost or fair value	5,000	—
Loans held for investment, at amortized cost	8,001,739	7,968,695
Less: allowance for credit losses	(106,301)	(85,940)
Loans held for investment, net of allowance	7,895,438	7,882,755
Total Loans	7,900,438	7,882,755
Premises and equipment, net	8,788	10,189
Right-of-use assets - operating leases	16,250	19,129
Deferred income taxes	86,236	86,620
Bank-owned life insurance	114,333	112,921
Goodwill and other intangible assets, net	129	104,925
Other real estate owned	773	1,108
Other assets	174,396	176,334
Total Assets	$11,302,023	$11,664,538

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,693,955	$2,279,081
Interest-bearing transaction	1,123,980	997,448
Savings and money market	3,165,314	3,314,043
Time	2,284,099	2,217,467
Total deposits	8,267,348	8,808,039
Customer repurchase agreements	39,220	30,587
Borrowings	1,659,979	1,369,918
Operating lease liabilities	20,016	23,238
Reserve for unfunded commitments	6,653	5,590
Other liabilities	139,348	152,883
Total Liabilities	10,132,564	10,390,255

Shareholders' Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 30,180,482 and 29,925,612, respectively	297	296
Additional paid-in capital	380,142	374,888
Retained earnings	949,863	1,061,456
Accumulated other comprehensive loss	(160,843)	(162,357)
Total Shareholders' Equity	1,169,459	1,274,283
Total Liabilities and Shareholders' Equity	$11,302,023	$11,664,538
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income
Interest and fees on loans	$137,616	$128,993	$275,610	$249,843
Interest and dividends on investment securities	12,405	14,241	25,085	27,786
Interest on balances with other banks and short-term investments	19,568	13,229	44,430	19,003
Interest on federal funds sold	142	47	208	125
Total interest income	169,731	156,510	345,333	296,757
Interest Expense
Interest on deposits	76,846	59,422	156,229	108,376
Interest on customer repurchase agreements	330	333	645	635
Interest on borrowings	21,202	24,944	42,408	40,911
Total interest expense	98,378	84,699	199,282	149,922
Net Interest Income	71,353	71,811	146,051	146,835
Provision for Credit Losses	8,959	5,238	44,134	11,402
Provision for Credit Losses for Unfunded Commitments	608	318	1,064	1,166
Net Interest Income After Provision for Credit Losses	61,786	66,255	100,853	134,267

Noninterest Income
Service charges on deposits	1,653	1,626	3,352	3,136
Gain on sale of loans	37	95	37	400
Net gain (loss) on sale of investment securities	3	2	7	(19)
Increase in the cash surrender value of bank-owned life insurance	709	648	1,412	1,303
Other income	2,930	6,224	4,113	7,475
Total noninterest income	5,332	8,595	8,921	12,295
Noninterest Expense
Salaries and employee benefits	21,770	21,957	43,496	46,131
Premises and equipment expenses	2,894	3,227	5,953	6,544
Marketing and advertising	1,662	884	2,521	1,520
Data processing	3,495	3,354	6,788	6,453
Legal, accounting and professional fees	2,705	2,649	5,212	5,903
FDIC insurance	5,917	2,581	12,329	4,067
Goodwill impairment	104,168	—	104,168	—
Other expenses	3,880	3,326	6,021	7,944
Total noninterest expense	146,491	37,978	186,488	78,562
(Loss) Income Before Income Tax Expense	(79,373)	36,872	(76,714)	68,000
Income Tax Expense	4,429	8,180	7,426	15,074
Net (Loss) Income	$(83,802)	$28,692	$(84,140)	$52,926

(Loss) Earnings Per Common Share
Basic	$(2.78)	$0.94	$(2.79)	$1.72
Diluted	$(2.78)	$0.94	$(2.79)	$1.72
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (Loss) Income	$(83,802)	$28,692	$(84,140)	$52,926

Other Comprehensive (Loss) Income, Net of Tax:
Unrealized gain (loss) on securities available-for-sale	3,629	(12,074)	(1,437)	5,862
Reclassification adjustment for (gain) loss included in net income	(2)	(2)	(6)	14
Total unrealized gain (loss) on investment securities available-for-sale	3,627	(12,076)	(1,443)	5,876
Amortization of unrealized loss on securities transferred to held-to-maturity	1,322	1,403	2,707	2,044
Total unrealized gain on investment securities held-to-maturity	1,322	1,403	2,707	2,044
Unrealized (loss) gain on derivatives	(24)	—	250	—
Total unrealized (loss) gain on derivatives	(24)	—	250	—
Other comprehensive income (loss)	4,925	(10,673)	1,514	7,920
Comprehensive (Loss) Income	$(78,877)	$18,019	$(82,626)	$60,846
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands except share and per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common		Additional Paid-in Capital	Retained Earnings		Shareholders' Equity
	Shares	Amount
Balance April 1, 2024	30,185,732	$297	$377,334	$1,047,550	$(165,768)	$1,259,413

Net Income	—	—	—	(83,802)	—	(83,802)
Other comprehensive loss, net of tax	—	—	—	—	4,925	4,925
Stock-based compensation expense	—	—	2,664	—	—	2,664
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(11,371)	—	—	—	—	—
Time-based stock awards granted	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	6,121	—	144	—	—	144
Cash dividends declared ($0.45 per share)	—	—	—	(13,885)	—	(13,885)
Balance June 30, 2024	30,180,482	$297	$380,142	$949,863	$(160,843)	$1,169,459

Balance April 1, 2023	31,111,647	$308	$397,012	$1,025,552	$(180,914)	$1,241,958

Net Income	—	—	—	28,692	—	28,692
Other comprehensive loss, net of tax	—	—	—	—	(10,673)	(10,673)
Stock-based compensation expense	—	—	2,736	—	—	2,736
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	—	—	—	—
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(6,960)	—	—	—	—	—
Time-based stock awards granted	2,008	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	5,387	—	179	—	—	179
Cash dividends declared ($0.45 per share)	—	—	—	(13,465)	—	(13,465)
Common stock repurchased	(1,200,000)	(12)	(29,649)	—	—	(29,661)
Balance June 30, 2023	29,912,082	$296	$370,278	$1,040,779	$(191,587)	$1,219,766

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity - Continued (Unaudited)
(dollars in thousands except share and per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common		Additional Paid-in Capital	Retained Earnings		Shareholders' Equity
	Shares	Amount
Balance January 1, 2024	29,925,612	$296	$374,888	$1,061,456	$(162,357)	$1,274,283

Net Loss	—	—	—	(84,140)	—	(84,140)
Other comprehensive income, net of tax	—	—	—	—	1,514	1,514
Stock-based compensation expense	—	—	5,032	—	—	5,032
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(42,920)	1	(1)	—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	12,013	—	—	—	—	—
Time-based stock awards granted	275,896	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	9,881	—	223	—	—	223
Cash dividends declared ($0.90 per share)	—	—	—	(27,453)	—	(27,453)
Balance June 30, 2024	30,180,482	$297	$380,142	$949,863	$(160,843)	$1,169,459

Balance January 1, 2023	31,346,903	$310	$412,303	$1,015,215	$(199,507)	$1,228,321

Net Income	—	—	—	52,926	—	52,926
Other comprehensive loss, net of tax	—	—	—	—	7,920	7,920
Stock-based compensation expense	—	—	5,684	—	—	5,684
Vesting of time-based stock awards issued at date of grant, net of shares withheld for payroll taxes	(44,064)	2	(2)	—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	27,296	—	—	—	—	—
Time-based stock awards granted	173,542	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	8,405	—	314	—	—	314
Cash dividends declared ($0.90 per share)	—	—	—	(27,362)	—	(27,362)
Common stock repurchased	(1,600,000)	(16)	(48,021)	—	—	(48,037)
Balance June 30, 2023	29,912,082	$296	$370,278	$1,040,779	$(191,587)	$1,219,766

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net (Loss) Income	$(84,140)	$52,926
Adjustments to reconcile Net (Loss) Income to net cash provided by operating activities:
Provision for credit losses	44,134	11,402
Provision for credit losses for unfunded commitments	1,064	1,166
Goodwill impairment	104,168	—
Depreciation and amortization	1,492	1,778
Gain on sale of loans	(37)	(400)
(Gain) loss on mortgage servicing rights	(1,335)	70
Securities premium amortization, net	2,798	3,272
Origination of loans held for sale	—	(29,690)
Proceeds from sale of loans held for sale	—	36,824
Net gain on sale of other real estate owned	—	(134)
(Gain) loss on sale of investment securities	(7)	19
Net increase in cash surrender value of BOLI	(1,412)	(1,303)
Stock-based compensation expense	5,032	5,684
Decrease (increase) in other assets	283	(15,623)
Increase (decrease) in other liabilities	(13,947)	25,558
Net Cash Provided by Operating Activities	58,093	91,549
Cash Flows From Investing Activities:
Investment securities available-for-sale:
Proceeds from maturities	55,386	60,999
Proceeds from sale/call	27,000	8,303
Investment securities held-to-maturity:
Proceeds from maturities	34,783	39,006
Proceeds from call	102	341
Purchase of Federal Reserve stock	(142)	(158)
Redemption (purchase) of Federal Home Loan Bank stock	(28,384)	19,026
Proceeds from sale of mortgage servicing rights	3,618
Net increase in loans	(62,045)	(137,661)
Redemption of BOLI	—	736
Proceeds from sale of OREO	656	609
Net change in premises and equipment	(30)	(221)
Net Cash Provided by (Used in) Investing Activities	30,944	(9,020)
Cash Flows From Financing Activities:
Decrease in deposits	(540,691)	(995,055)
Increase in customer repurchase agreements	8,633	1,917
Proceeds from borrowings	2,650,000	5,683,000
Repayment of borrowings	(2,360,000)	(4,821,242)
Proceeds from employee stock purchase plan	223	314
Common stock repurchased	—	(48,037)
Cash dividends paid	(27,053)	(27,362)
Net Cash Used in Financing Activities	(268,888)	(206,465)
Net Decrease in Cash and Cash Equivalents	(179,851)	(123,936)
Cash and Cash Equivalents at Beginning of Period	722,684	311,854
Cash and Cash Equivalents at End of Period	$542,833	$187,918

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows - Continued (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental Cash Flows Information:
Interest paid	$180,999	$164,083
Income taxes paid	$—	$9,930
Non-Cash Investing Activities:
Transfer from loans to loans held for sale	$5,000	$—
Transfers from loans to other real estate owned	$400	$—

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
The Bank offers its products and services through twelve banking offices, four lending centers and various digital capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank that previously offered access to insurance products and services through a referral program with a third party insurance broker, continues to receive fee income in connection with such program. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance. In April 2024, the Company closed a branch following the lease's expiration.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.
Investment Securities
The Company recognizes acquired securities on the trade date. Investment securities comprise debt securities, which are classified depending on the Company's intent and ability to hold the securities to maturity. Debt securities are classified as available-for-sale ("AFS") when management may have the intent to sell them prior to maturity. Debt securities are classified as held-to-maturity ("HTM") and carried at amortized cost when management has the positive intent and ability to hold them to maturity.
AFS Securities are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, current market conditions, loan demand, changes in prepayment risk and other factors. AFS Securities are carried at fair value, with unrealized gains or losses, other than impairment losses, being reported as accumulated other comprehensive income/(loss), a separate component of shareholders' equity, net of deferred income tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income in the Consolidated Statements of Operations.
Premiums and discounts on investment securities are amortized or accreted to the earlier of call or maturity based on expected lives, which include prepayment adjustments and call optionality.
Transfers of Investment Securities from Available-for-Sale to Held-to-Maturity
Transfers of debt securities into the HTM category from the AFS category are made at amortized cost, net of unrealized gain or loss reported in accumulated other comprehensive income (loss) at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the HTM securities. Such amounts are amortized over the remaining life of the security.
The Company does not intend to sell the HTM investments, and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.
Loans
The Company classifies loans in its portfolio as either held for investment (“HFI”) or held for sale (“HFS”) HFS loans are reported at the lower of cost or fair value on the Consolidated Balance Sheets. HFI loans are stated at the principal amount outstanding, net of unamortized deferred costs and fees. Interest income on loans is recognized at the contractual rate on the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized on the interest method over the term of the loan.
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
Allowance for Credit Losses
The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Operations for the applicable periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Provision for credit losses - loans	$8,904	$5,250	$44,078	$10,158
Provision for credit losses - HTM debt securities	55	2	56	1,244
Provision for credit losses - AFS debt securities	—	(14)	—	—
Total	$8,959	$5,238	$44,134	$11,402

Allowance for Credit Losses - Loans
The allowance for credit losses ("ACL") - loans is an estimate of the expected credit losses in the HFI loans portfolio. The Company's ACL on the loan portfolio is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries are recorded to the extent they do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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
The ACL also includes an amount for inherent risks not reflected in the historical quantitative analysis associated with the reasonable and supportable forecast. Relevant factors include, but are not limited to, concentrations of credit risk, changes in underwriting standards, experience and depth of lending staff and trends in delinquencies. While our methodology in establishing the reserve for credit losses attributes portions of the ACL and RUC to the commercial and consumer portfolio segments, the entire ACL and RUC is available to absorb credit losses expected in the total loan portfolio and total amount of unfunded credit commitments, respectively. Our model may reflect assumptions by management that are not covered by the qualitative and environmental factors, and we reevaluate all of its factors quarterly.
During the first quarter of 2024, management enhanced the cash flow model to incorporate three macroeconomic variables in addition to national unemployment. The four economic variables selected, national unemployment, which was the original variable used, Commercial Real Estate ("CRE") Price Index, House Price Index and Gross Domestic Product ("GDP"), are incorporated by utilizing a Loss Driver Analysis approach that factors in historical losses, including during the Great Recession, of regional peer banks and the Bank. The updated model incorporates a weighting of three economic scenarios; baseline, upside and downside. The scenarios cover the four economic forecast variables, with each segment of the portfolio linked to two of these variables, depending on the segment. The loss driver analysis is spread over a reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
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
We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Special mention loans are those that are currently protected by the sound net worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. These loans have the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inadequately protected by the sound net worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on nonaccrual depending on the circumstances of the individual loans.
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
A loan that is considered a modified loan may be subject to an individually-evaluated loan analysis if the commitment is $500 thousand or greater; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated provisions are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan.
Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status, foreclosure or repossession of the collateral to minimize economic loss to the Company.

Allowance for Credit Losses - AFS Securities
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
We have made a policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately in accrued interest and other assets in the Consolidated Balance Sheets. AFS debt securities are placed on nonaccrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.
Allowance for Credit Losses - HTM Securities
The Company separately evaluates its HTM investment securities for any credit losses. The Company pools like securities and calculates expected credit losses through an estimate based on a security's credit rating, which is recognized as part of the ACL for HTM securities and included in the balance of HTM securities on the Consolidated Balance Sheets. If the Company determines that a security indicates evidence of deteriorated credit quality, the security is individually evaluated and a discounted cash flow analysis may be performed and compared to the amortized cost basis.
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

Goodwill Assessment
Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets acquired. Goodwill is deemed to have an indefinite useful life and as such is not subject to amortization, and instead is subject to impairment testing, which must be conducted at least annually or upon the occurrence of a triggering event. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. Goodwill is recorded and evaluated for impairment at its reporting unit, the Company. The Company's policy is to test goodwill for impairment annually as of December 31, or on an interim basis if an event triggering an impairment assessment is determined to have occurred.
Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually, as well as when events or changes in circumstances indicate the assets might be impaired and/or upon the occurrence of a triggering event. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. Goodwill is recorded and evaluated for impairment at its reporting unit, the Company. The Company's policy is to test goodwill for impairment annually as of December 31, or on an interim basis if an event triggering an impairment assessment is determined to have occurred.

The Company has determined that it has a single reporting unit. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is required. If the fair value of the reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. Any impairment would be recorded through a reduction of goodwill or other intangible asset and an offsetting charge to noninterest expense.
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
During the three months ended June 30, 2024, Management determined that a triggering event had occurred as a result of the share price trading under book value for more than four quarters. During the past twelve months ended June 30, 2024, changes in macroeconomic conditions, market volatility due to rising interest rates resulted in fluctuations of the Company's stock price with a sustained decrease. As a result of the triggering event, the Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company in the second quarter of 2024. The resulting calculations indicated that the fair value did not exceed the carrying amount of the Company's only reporting unit as of May 31, 2024 which resulted in a determination that goodwill had become fully impaired. The goodwill impairment charge of $104.2 million reduced fully the carrying value of the Company's goodwill. The impaired goodwill is primarily related to the acquisition of the Virginia Heritage Bank in October 2014. The impairment charge did not impact our cash flows, liquidity ratios, core operating performance, or regulatory capital ratios.

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
Note 2. Cash and Due from Banks
For the six months ended June 30, 2024 and 2023, the Bank maintained an average daily balance at the Federal Reserve Bank of $1.7 billion and $0.9 billion, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.
Note 3. Investment Securities
The amortized cost and estimated fair value of the Company's AFS and HTM securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2024
Investment securities available-for-sale:
U.S. treasury bonds	$49,944	$—	$(1,223)	$—	$48,721
U.S. agency securities	696,652	—	(55,685)	—	640,967
Residential mortgage-backed securities	773,275	30	(101,099)	—	672,206
Commercial mortgage-backed securities	53,868	—	(5,021)	—	48,847
Municipal bonds	8,696	—	(514)	—	8,182
Corporate bonds	2,000	—	(288)	(17)	1,695
Total available-for-sale securities	$1,584,435	$30	$(163,830)	$(17)	$1,420,618

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2024
Investment securities held-to-maturity:
Residential mortgage-backed securities	$638,039	$—	$(89,274)	$548,765
Commercial mortgage-backed securities	89,674	—	(13,058)	76,616
Municipal bonds	124,895	—	(11,259)	113,636
Corporate bonds	132,359	—	(15,101)	117,258
Total	$984,967	$—	$(128,692)	$856,275
Allowance for credit losses	(2,012)
Total held-to-maturity securities, net of ACL	$982,955

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023
Investment securities available-for-sale:
U.S. treasury bonds	$49,894	$—	$(1,993)	$—	$47,901
U.S. agency securities	729,090	—	(57,693)	—	671,397
Residential mortgage-backed securities	823,992	45	(96,684)	—	727,353
Commercial mortgage-backed securities	54,557	—	(4,993)	—	49,564
Municipal bonds	8,783	—	(293)	—	8,490
Corporate bonds	2,000	—	(300)	(17)	1,683
Total available-for-sale securities	$1,668,316	$45	$(161,956)	$(17)	$1,506,388

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	$670,043	$—	$(79,980)	$590,063
Commercial mortgage-backed securities	90,227	—	(12,867)	77,360
Municipal bonds	125,114	5	(8,540)	116,579
Corporate bonds	132,309	—	(14,729)	117,580
Total	$1,017,693	$5	$(116,116)	$901,582
Allowance for credit losses	(1,956)
Total held-to-maturity securities, net of ACL	$1,015,737
At June 30, 2024 and December 31, 2023, the Company held $54.3 million and $25.7 million, respectively, of equity securities in a combination of Federal Reserve System ("Federal Reserve Board," "Federal Reserve" or "FRB") and FHLB stocks, which are required to be held for regulatory purposes. These securities cannot be disposed of other than through redemption by the issuer and, if redeemed, would be redeemed at the original cost.
At June 30, 2024 and December 31, 2023, the Company had $48.2 million and $51.7 million, respectively, of unamortized unrealized losses outstanding following the transfer of investment securities from AFS to HTM in 2022. These unrealized losses are included in accumulated other comprehensive loss and are amortized through interest income as a yield adjustment over the remaining term of the securities.
Accrued interest receivable on investment securities totaled $7.3 million and $7.6 million at June 30, 2024 and December 31, 2023, respectively. The accrued interest receivable is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.

The following tables summarize AFS and HTM securities in an unrealized loss position by length of time:

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2024
Investment securities available-for-sale:
U.S. treasury bonds	2	$—	$—	$48,721	$(1,223)	$48,721	$(1,223)
U. S. agency securities	76	2,747	—	638,220	(55,685)	640,967	(55,685)
Residential mortgage-backed securities	151	9,560	(112)	662,646	(100,987)	672,206	(101,099)
Commercial mortgage-backed securities	13	—	—	48,847	(5,021)	48,847	(5,021)
Municipal bonds	1	—	—	8,182	(514)	8,182	(514)
Corporate bonds	1	—	—	1,695	(288)	1,695	(288)
Total	244	$12,307	$(112)	$1,408,311	$(163,718)	$1,420,618	$(163,830)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
June 30, 2024
Investment securities held-to-maturity:
Residential mortgage-backed securities	142	$—	$—	$548,765	$(89,274)	$548,765	$(89,274)
Commercial mortgage-backed securities	16	—	—	76,616	(13,058)	76,616	(13,058)
Municipal bonds	42	3,433	(99)	110,203	(11,160)	113,636	(11,259)
Corporate bonds	30	—	—	105,210	(15,101)	105,210	(15,101)
Total	230	$3,433	$(99)	$840,794	$(128,593)	$844,227	$(128,692)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2023
Investment securities available-for-sale:
U.S. treasury bonds	2	$—	$—	$47,901	$(1,993)	$47,901	$(1,993)
U. S. agency securities	78	3,084	(4)	668,313	(57,689)	671,397	(57,693)
Residential mortgage-backed securities	149	—	—	718,042	(96,684)	718,042	(96,684)
Commercial mortgage-backed securities	13	—	—	49,564	(4,993)	49,564	(4,993)
Municipal bonds	1	—	—	8,490	(293)	8,490	(293)
Corporate bonds	1	—	—	1,683	(300)	1,683	(300)
Total	244	$3,084	$(4)	$1,493,993	$(161,952)	$1,497,077	$(161,956)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
December 31, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	142	$—	$—	$590,063	$(79,980)	$590,063	$(79,980)
Commercial mortgage-backed securities	16	—	—	77,360	(12,867)	77,360	(12,867)
Municipal bonds	40	—	—	113,031	(8,540)	113,031	(8,540)
Corporate bonds	30	—	—	105,523	(14,729)	105,523	(14,729)
Total	228	$—	$—	$885,977	$(116,116)	$885,977	$(116,116)
Unrealized losses at June 30, 2024 were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the securities were originally purchased and were considered to be temporary, and not due to credit quality concerns on the investment securities. The fair values of these securities are expected to recover as the securities approach their respective maturity dates. The Company does not intend to sell and it is likely that it will not be required to sell the securities prior to their anticipated recovery.
The Company measures its AFS and HTM security portfolios for current expected credit losses as part of its ACL analysis. During the three months ended June 30, 2024 and 2023, the provision for credit losses for the HTM securities portfolio was $55 thousand and $2 thousand, respectively. During the six months ended June 30, 2024 and 2023, the provision for credit losses for the HTM securities portfolio was $56 thousand and $1.2 million, respectively. There was no provision for credit losses on the AFS securities portfolio for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company recorded a provision reversal of 14 thousand and a provision of $0, respectively. At June 30, 2024 and December 31, 2023, the Company had a total allowance of $17 thousand on its AFS securities and $2.0 million on its HTM securities, each of which primarily comprise allowances for corporate bonds.

The following table summarizes the Company's investment in AFS securities and HTM securities by contractual maturity. Expected maturities for mortgage-backed securities ("MBS") will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
Within one year	$188,270	$183,757
One to five years	436,685	401,318
Five to ten years	112,249	97,283
Beyond ten years	20,088	17,224
Residential mortgage-backed securities	773,275	672,206
Commercial mortgage-backed securities	53,868	48,847
Less: allowance for credit losses	—	(17)
Total investment securities available-for-sale	1,584,435	1,420,618

Investment securities held-to-maturity:
Within one year	4,259	4,251
One to five years	61,728	59,329
Five to ten years	122,637	106,494
Beyond ten years	68,630	60,820
Residential mortgage-backed securities:	638,039	548,765
Commercial mortgage-backed securities	89,674	76,616
Less: allowance for credit losses	(2,012)	—
Total investment securities held-to-maturity	982,955	856,275
Total	$2,567,390	$2,276,893
For the three and six months ended June 30, 2024, gross realized gains on calls of investment securities were $3 thousand and $7 thousand, respectively. For the three and six months ended June 30, 2023, gross realized gains on calls of investment securities were $2 thousand and $7 thousand, respectively.
There were no gross realized losses on sales or calls of investment securities during the three and six months ended June 30, 2024, nor during the three months ended June 30, 2023. During the six months ended June 30, 2023, there were $26 thousand of gross realized losses on sales or calls of investment securities.
Gross sales and call proceeds were $50 thousand and $27.1 million for the three and six months ended June 30, 2024, respectively, and $273 thousand and $8.6 million for the same periods in 2023.
The book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2024 and December 31, 2023 was $2.2 billion and $2.1 billion, respectively. These balances were well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, that exceeded ten percent of shareholders' equity.

Note 4. Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.
HFI Loans, net of unamortized deferred fees and costs, at June 30, 2024 and December 31, 2023 are summarized by portfolio segment as follows:

	June 30, 2024		December 31, 2023
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,238,261	15%	$1,473,766	18%
PPP loans	407	—%	528	—%
Income-producing - commercial real estate	4,217,525	53%	4,094,614	51%
Owner-occupied - commercial real estate	1,263,714	16%	1,172,239	15%
Real estate mortgage - residential	61,338	1%	73,396	1%
Construction - commercial and residential	1,063,764	13%	969,766	12%
Construction - C&I (owner-occupied)	99,526	1%	132,021	2%
Home equity	52,773	1%	51,964	1%
Other consumer	4,431	—%	401	—%
Total loans	8,001,739	100%	7,968,695	100%
Less: allowance for credit losses	(106,301)		(85,940)
Net loans (1)	$7,895,438		$7,882,755
(1)Excludes accrued interest receivable of $46.8 million and $45.3 million at June 30, 2024 and December 31, 2023, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred costs amounted to $21.9 million and $27.0 million at June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Bank serviced $150.9 million and $328.0 million, respectively, of multifamily FHA loans, SBA loans and other loan participations that are not reflected as loan balances on the Consolidated Balance Sheets. During the six months ended June 30, 2024, the Company sold the servicing rights to all FHA loans.
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
The Company's loan portfolio includes acquisition, development and construction ("ADC") real estate loans including both investment and owner-occupied projects. ADC loans amounted to $1.7 billion at June 30, 2024. A portion of the ADC portfolio, both speculative and non-speculative, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 62.8% of the outstanding ADC loan portfolio at June 30, 2024. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit, including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides a means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate these inherent risks, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines that are monitored on an ongoing basis and track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which include monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
The following table details activity in the ACL by portfolio segment for the three and six months ended June 30, 2024 and 2023. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not restrict the use of the allowance to absorb losses in other categories.

(dollars in thousands)	Commercial	Income-Producing Commercial Real Estate	Owner-Occupied -Commercial Real Estate	Real Estate Mortgage Residential	Construction - Commercial and Residential	Construction - C&I (Owner-Occupied)	Home Equity	Other Consumer	Total
Three Months Ended June 30, 2024
Allowance for credit losses:
Balance at beginning of period	$23,682	$45,937	$13,537	$893	$13,058	$1,929	$618	$30	99,684
Loans charged-off	(2,091)	(386)	—	—	—	—	—	(69)	(2,546)
Recoveries of loans previously charged-off	50	185	24	—	—	—	—	—	259
Net loans (charged-off) recovered	(2,041)	(201)	24	—	—	—	—	(69)	(2,287)
Provision for (reversal of) credit losses	(630)	7,515	2,080	(143)	452	(498)	59	69	8,904
Ending balance	21,011	53,251	15,641	750	13,510	1,431	677	30	106,301

Six Months Ended June 30, 2024
Allowance for credit losses:
Balance at beginning of period	$17,824	$40,050	$14,333	$861	$10,198	$1,992	$657	$25	$85,940
Loans charged-off	(2,587)	(21,329)	—	—	(129)	—	—	(70)	(24,115)
Recoveries of loans previously charged-off	166	185	47	—	—	—	—	—	398
Net loans (charged-off) recovered	(2,421)	(21,144)	47	—	(129)	—	—	(70)	(23,717)
Provision for (reversal of) credit losses	5,608	34,345	1,261	(111)	3,441	(561)	20	75	44,078
Ending balance	$21,011	$53,251	$15,641	$750	$13,510	$1,431	$677	$30	$106,301

Three Months Ended June 30, 2023
Allowance for credit losses:
Balance at beginning of period	$15,775	$38,140	$12,457	$1,002	$8,741	$1,642	$593	$27	$78,377
Loans charged-off	(492)	(5,306)	—	—	—	—	—	—	(5,798)
Recoveries of loans previously charged-off	156	—	8	—	34	—	—	2	200
Net loans (charged-off) recovered	(336)	(5,306)	8	—	34	—	—	2	(5,598)
Provision for (reversal of) credit losses	(65)	5,652	340	(191)	(757)	272	2	(3)	5,250
Ending balance	$15,374	$38,486	$12,805	$811	$8,018	$1,914	$595	$26	$78,029

Six Months Ended June 30, 2023
Allowance for credit losses:
Balance at beginning of period	$15,655	$35,688	$12,702	$969	$7,195	$1,606	$555	$74	$74,444
Loans charged-off	(1,360)	(5,306)	—	—	(136)	—	—	(50)	(6,852)
Recoveries of loans previously charged-off	232	—	8	—	34	—	—	5	279
Net loans (charged-off) recovered	(1,128)	(5,306)	8	—	(102)	—	—	(45)	(6,573)
Provision for (reversal of) credit losses	847	8,104	95	(158)	925	308	40	(3)	10,158
Ending balance	$15,374	$38,486	$12,805	$811	$8,018	$1,914	$595	$26	$78,029
The following table presents the amortized cost basis of collateral-dependent HFI loans by class of loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Business/Other		Business/Other
(dollars in thousands)	Assets	Real Estate	Assets	Real Estate
Commercial	$1,110	$1,658	$1,674	$1,240
Income-producing - commercial real estate	878	71,279	1,754	39,172
Owner-occupied - commercial real estate	—	19,797	—	19,836
Real estate mortgage - residential	—	1,693	—	1,692
Construction - commercial and residential	—	2,063	—	525
Home equity	—	266	—	242
Total	$1,988	$96,756	$3,428	$62,707
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

The Company's credit quality indicators are generally updated annually, however, credits rated "Special Mention" or below are reviewed more frequently. Based on the most recent analysis performed, the amortized cost basis of HFI loans by risk category, class and year of origination, along with any charge-offs that were recorded in the applicable loan segment, if applicable, were as follows:

(dollars in thousands)	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
June 30, 2024
Commercial
Pass	$160,126	$32,016	$149,826	$125,551	$163,260	$67,459	$470,263	$6,572	$1,175,073
Special Mention	8,183	—	—	—	—	—	4,124	60	12,367
Substandard	1,097	8,697	2,010	272	—	—	30,772	7,973	50,821
Total	169,406	40,713	151,836	125,823	163,260	67,459	505,159	14,605	1,238,261
YTD gross charge-offs	(687)	—	—	(29)	—	—	(1,871)	—	(2,587)
PPP loans
Pass	—	—	407	—	—	—	—	—	407
Income producing - commercial real estate
Pass	1,395,943	310,508	600,932	809,691	306,896	74,544	232,229	28,215	3,758,958
Special Mention	242,105	—	—	—	—	—	—	—	242,105
Substandard	205,986		—	—	—	—	10,476	—	216,462
Total	1,844,034	310,508	600,932	809,691	306,896	74,544	242,705	28,215	4,217,525
YTD gross charge-offs	(20,943)	(386)	—	—	—	—	—	—	(21,329)
Owner occupied - commercial real estate
Pass	645,982	34,129	222,166	48,087	136,767	26,577	664	—	1,114,372
Special Mention	53,434	—	—	—	—	—	—	—	53,434
Substandard	94,651	1,257	—	—	—	—	—	—	95,908
Total	794,067	35,386	222,166	48,087	136,767	26,577	664	—	1,263,714
Real estate mortgage - residential
Pass	22,811	2,458	14,389	14,107	5,880	—	—	—	59,645
Substandard	1,693	—	—	—	—	—	—	—	1,693
Total	24,504	2,458	14,389	14,107	5,880	—	—	—	61,338
Construction - commercial and residential
Pass	27,083	10,464	223,690	515,365	119,831	5,107	123,395	711	1,025,646
Substandard	6,202	29,854	—	2,062	—	—	—	—	38,118
Total	33,285	40,318	223,690	517,427	119,831	5,107	123,395	711	1,063,764
YTD gross charge-offs	(129)	—	—	—	—	—	—	—	(129)
Construction - C&I (owner occupied)
Pass	6,951	50,230	—	33,258	8,236	—	851	—	99,526
Home equity
Pass	1,556	72	185	117	—	—	50,001	544	52,475
Substandard	66	—	232	—	—	—	—	—	298
Total	1,622	72	417	117	—	—	50,001	544	52,773
Other consumer
Pass	2	—	—	—	—	69	4,349	—	4,420
Substandard	—	—	—	—	—	—	11	—	11
Total	2	—	—	—	—	69	4,360	—	4,431
YTD gross charge-offs	(34)	—	—	—	—	—	(35)	(1)	(70)
Total recorded investment	$2,873,871	$479,685	$1,213,837	$1,548,510	$740,870	$173,756	$927,135	$44,075	$8,001,739
Total YTD gross charge-offs	$(21,793)	$(386)	$—	$(29)	$—	$—	$(1,906)	$(1)	$(24,115)

(dollars in thousands)	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
December 31, 2023
Commercial
Pass	$157,563	$48,524	$39,133	$194,555	$149,320	$191,889	$623,684	$5,207	$1,409,875
Special Mention	1,415	—	—	—	—	—	2,259	—	3,674
Substandard	13,797	58	10,337	1,509	222	—	33,670	624	60,217
Total	172,775	48,582	49,470	196,064	149,542	191,889	659,613	5,831	1,473,766
YTD gross charge-offs	(885)	—	—	—	—	—	—	(1,135)	(2,020)
PPP loans
Pass	—	—	—	528	—	—	—	—	528
Income producing - commercial real estate
Pass	1,257,937	326,999	328,743	517,957	732,291	327,126	263,317	1,845	3,756,215
Special Mention	84,585	44,424	6,740	—	—	—	—	—	135,749
Substandard	139,961	62,689	—	—	—	—	—	—	202,650
Total	1,482,483	434,112	335,483	517,957	732,291	327,126	263,317	1,845	4,094,614
YTD gross charge-offs	(11,817)	—	—	—	—	—	—	—	(11,817)
Owner occupied - commercial real estate
Pass	534,525	103,034	35,385	202,776	41,907	125,934	673	55	1,044,289
Special Mention	54,288	13,348	—	—	—	—	—	—	67,636
Substandard	37,167	—	1,274	—	—	—	—	21,873	60,314
Total	625,980	116,382	36,659	202,776	41,907	125,934	673	21,928	1,172,239
Real estate mortgage - residential
Pass	22,877	7,545	2,186	15,967	14,756	5,895	—	—	69,226
Substandard	4,170	—	—	—	—	—	—	—	4,170
Total	27,047	7,545	2,186	15,967	14,756	5,895	—	—	73,396
Construction - commercial and residential
Pass	30,619	3,440	45,739	251,038	419,393	87,400	124,013	—	961,642
Substandard	8,124	—	—	—	—	—	—	—	8,124
Total	38,743	3,440	45,739	251,038	419,393	87,400	124,013	—	969,766
YTD Gross Charge-offs	(136)	(5,500)	—	—	—	—	—	—	(5,636)
Construction - C&I (owner occupied)
Pass	18,551	4,265	56,361	618	33,237	12,619	6,370	—	132,021
Home equity
Pass	1,590	—	87	151	118	—	49,035	643	51,624
Substandard	—	36	—	—	—	—	62	242	340
Total	1,590	36	87	151	118	—	49,097	885	51,964
Other consumer
Pass	1	—	—	—	46	—	354	—	401
Total	1	—	—	—	46	—	354	—	401
YTD gross charge-offs	(50)	—	—	—	—	—	—	—	(50)
Total recorded investment	$2,367,170	$614,362	$525,985	$1,185,099	$1,391,290	$750,863	$1,103,437	$30,489	$7,968,695
Total YTD gross charge-offs	$(12,888)	$(5,500)	$—	$—	$—	$—	$—	$(1,135)	$(19,523)
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
The following table presents, by portfolio segment, the nonaccrual HFI loans on amortized cost basis as of June 30, 2024 and December 31, 2023:

(dollars in thousands, except amounts in footnotes)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
June 30, 2024
Commercial	$1,426	$525	$1,951
Income producing - commercial real estate	1,463	65,694	67,157
Owner occupied - commercial real estate	19,795	—	19,795
Real estate mortgage - residential	1,693	230	1,923
Construction - commercial and residential	2,062	—	2,062
Home equity	265	—	265
Total (1)	$26,704	$66,449	$93,153

December 31, 2023
Commercial	$1,002	$1,047	$2,049
Income producing - commercial real estate	40,926	—	40,926
Owner occupied - commercial real estate	19,836	—	19,836
Real estate mortgage - residential	—	1,946	1,946
Construction - commercial and residential	—	525	525
Home equity	242	—	242
Total (1)	$62,006	$3,518	$65,524
(1)Gross coupon interest income of approximately $2.9 million and $1.1 million would have been recorded for the six months ended June 30, 2024 and 2023, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while no coupon interest income was actually recorded on such loans for the six months ended June 30, 2024 and 2023, respectively.
The table presents, by portfolio segment, an aging analysis and the recorded investments in HFI loans past due, on an amortized cost basis as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
June 30, 2024
Commercial	$6,078	$861	$—	$6,939	$1,229,371	$1,951	$1,238,261
PPP loans	—	—	—	—	407	—	407
Income producing - commercial real estate	1,203	—	—	1,203	4,149,165	67,157	4,217,525
Owner occupied - commercial real estate	266	—	—	266	1,243,653	19,795	1,263,714
Real estate mortgage - residential	—	—	—	—	59,415	1,923	61,338
Construction - commercial and residential	—	—	—	—	1,061,702	2,062	1,063,764
Construction - C&I (owner occupied)	—	—	—	—	99,526	—	99,526
Home equity	—	—	—	—	52,508	265	52,773
Other consumer	—	12	—	12	4,419	—	4,431
Total	$7,547	$873	$—	$8,420	$7,900,166	$93,153	$8,001,739

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
December 31, 2023
Commercial	$985	$7,048	$—	$8,033	$1,463,684	$2,049	$1,473,766
PPP loans	—	—	—	—	528	—	528
Income producing - commercial real estate	—	—	—	—	4,053,688	40,926	4,094,614
Owner occupied - commercial real estate	1,274	—	—	1,274	1,151,129	19,836	1,172,239
Real estate mortgage – residential	2,089	—	—	2,089	69,361	1,946	73,396
Construction - commercial and residential	2,056	—	—	2,056	967,185	525	969,766
Construction - C&I (owner occupied)	—	—	—	—	132,021	—	132,021
Home equity	197	—	—	197	51,525	242	51,964
Other consumer	—	—	—	—	401	—	401
Total	$6,601	$7,048	$—	$13,649	$7,889,522	$65,524	$7,968,695
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
The following tables present the amortized cost basis as of June 30, 2024 and 2023 and the financial effect of HFI loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023:

	June 30, 2024
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay		Combination - Interest Rate Reduction and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension	Weighted Average Interest Rate Reduction
Three months ended June 30, 2024
Commercial	$36,303	$—		$7,896	$—	$44,199	3.6%	6 months	1.63%
Income producing - commercial real estate	—	83,368		—	3,510	86,878	2.9%	4 months	3.59%
Owner occupied - commercial real estate	876	—		—	—	876	0.1%	12 months	—%
Construction - commercial and residential	—	11,012		—	—	11,012	1.0%	9 months	—%
Total	$37,179	$94,380		$7,896	$3,510	$142,965

Six months ended June 30, 2024:
Commercial	$36,303	$—		7,896	$—	$44,199	3.6%	8 months	1.63%
Income producing - commercial real estate	—	119,252		—	3,510	122,762	2.9%	4 months	3.59%
Owner occupied - commercial real estate	876	—		—	—	876	0.1%	12 months	—%
Construction - commercial and residential	—	11,012		—	—	11,012	1.0%	9 months	—%
Total	$37,179	$130,264		$7,896	$3,510	$178,849

	June 30, 2023
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay		Combination - Interest Rate Reduction and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension	Weighted Average Interest Rate Reduction
Three months ended June 30, 2023
Commercial	$30,833	$—	$—	$—	$—	$30,833	2.2%	3 months	—%
Income producing - commercial real estate	—	55,603		—	74,026	129,629	3.2%	3 months	2.90%
Owner occupied - commercial real estate	—	19,170		—	—	19,170	1.7%	3 months	—%
Construction - commercial and residential	6,971	—		—	—	6,971	0.8%	6 months	—%
Total	$37,804	$74,773		$—	$74,026	$186,603

Six months ended June 30, 2023:
Commercial	$30,833	$—		$—	$—	$30,833	2.2%	5 months	—%
Income producing - commercial real estate	7,184	57,823		—	74,026	139,033	3.4%	5 months	2.90%
Owner occupied - commercial real estate	—	19,170		—	—	19,170	1.7%	6 months	—%
Construction - commercial and residential	6,971	—		—	—	6,971	0.8%	6 months	—%
Total	$44,988	$76,993		$—	$74,026	$196,007

The following table presents the performance of HFI loans modified during the prior twelve months to borrowers experiencing financial difficulty:

	June 30, 2024
	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	Nonaccrual
Commercial	$48,981	$3,447	$—
Income producing - commercial real estate	120,954	—	47,234
Owner occupied - commercial real estate	876	—	19,130
Real estate mortgage - residential	—	—	—
Construction - commercial and residential	11,012	—	—
Total	$181,823	$3,447	$66,364
The Company monitors loan payments on performing and nonperforming loans on an on-going basis to determine if a loan is considered to have a payment default. To determine the existence of a payment default, the Company analyzes the economic conditions that exist for each borrower and their ability to generate positive cash flow during a given loan's term.
The following table presents the amortized cost basis of HFI loans that were experiencing payment default at June 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

	June 30, 2024
	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction
Commercial	$3,447	$—	$—
Income producing - commercial real estate	—	47,234	—
Owner occupied - commercial real estate	—	19,130	—
Construction - commercial and residential	—	—	—
Total	$3,447	$66,364	$—
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
As of June 30, 2024 and December 31, 2023, the Company had $16.3 million and $19.1 million of operating lease ROU assets, respectively, and $20.0 million and $23.2 million of operating lease liabilities, respectively, on the Company's Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
The leases contain options to extend or terminate the lease, which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in ROU assets and lease liabilities.
As of June 30, 2024, the Company's leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or its ability to incur additional financial obligations. During the six months ended June 30, 2024, the Company did not enter into new leases nor renew or extend any leases. The Company had two leases expire during that period.

The following table presents lease costs and other lease information.

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30, 2024		June 30, 2023		June 30, 2024	June 30, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,565		$1,667		$3,166	$3,383
Variable lease cost (cost excluded from lease payments)	237		253		478	509
Sublease income	(10)		(29)		(40)	(59)
Net lease cost	$1,792		$1,891		$3,604	$3,833

Operating lease - operating cash flows (fixed payments)	$1,731		$1,814		$3,509	$3,673

(dollars in thousands)	June 30, 2024		December 31, 2023
Right-of-use assets - operating leases	$16,250		$19,129
Operating lease liabilities	$20,016		$23,238
Weighted average lease term - operating leases	4.71	yrs	4.93	yrs
Weighted average discount rate - operating leases	2.67%		2.78%
Future minimum payments for operating leases with initial or remaining terms of more than one year as of June 30, 2024 were as follows:

(dollars in thousands)
Twelve months ended:
June 30, 2025	$6,796
June 30, 2026	4,276
June 30, 2027	2,832
June 30, 2028	2,278
June 30, 2029	1,981
Thereafter	2,844
Total future minimum lease payments	21,007
Amounts representing interest	(991)
Present value of net future minimum lease payments	$20,016

Note 6. Goodwill and Intangibles
Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

(dollars in thousands)	Gross Intangible Assets	Additions	Accumulated Amortization	Impairment	Net Intangible Assets
June 30, 2024:
Goodwill	$104,168	$—	$—	$(104,168)	$—
Excess servicing (1)	37	—	(11)	—	26
Non-compete agreements	720	—	(617)	—	103
Total	$104,925	$—	$(628)	$(104,168)	$129
December 31, 2023:
Goodwill	$104,168	$—	$—	$—	$104,168
Excess servicing (1)	65	—	(28)	—	37
Non-compete agreements	—	1,234	(514)	—	720
Total	$104,233	$1,234	$(542)	$—	$104,925
(1)The Company recognizes a servicing asset for the computed value of servicing fees on the sale of multifamily FHA loans and the sale of the guaranteed portion of SBA loans. Assumptions related to loan terms and amortization are made to arrive at the initial recorded values.
During the three months ended June 30, 2024, Management determined that a triggering event had occurred as a result of the share price trading under book value for more than four quarters. During the past twelve months ended June 30, 2024, changes in macroeconomic conditions and market volatility resulting from rising interest rates resulted in a sustained decrease in the Company’s stock price. Management performed an interim quantitative impairment test, resulting in the impairment charge on its only reporting unit as of May 31, 2024 and determined that goodwill had become fully impaired, which resulted in an impairment charge of $104.2 million to reduce fully the carrying value of the Company's goodwill. The goodwill is primarily related to the acquisition of the Virginia Heritage Bank in October 2014. The impairment charge did not impact our cash, liquidity ratios, core operating performance, or regulatory capital ratios.
Note 7. Derivatives
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
Cash Flow Hedges of Interest Rate Risk
The Company historically utilized interest rate swaptions, accounted for as cash flow hedges, to protect itself against adverse fluctuations in interest rates on a forecasted issuance of debt. During the six months ended June 30, 2024, the Company terminated its interest rate swaption contracts. The Company expects to reclassify $89 thousand out of accumulated other comprehensive loss over the succeeding twelve months as a reduction of interest expense.
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
The table below identifies the balance sheet category and fair value of the Company's derivative instruments as of June 30, 2024 and December 31, 2023. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement at June 30, 2024, it could have been required to settle its obligations under the agreement at the termination value.

	June 30, 2024			December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives in an asset position:
Derivatives designated as hedging instruments:
Interest rate product	$—	$—	Other assets	$300,000	$374	Other assets

Derivatives not designated as hedging instruments:
Interest rate product	691,105	34,770	Other assets	651,429	30,288	Other assets
Credit risk participation agreements	49,480	—	Other liabilities	49,480	3	Other liabilities
Total	740,585	34,770		700,909	30,291
Total derivatives in an asset position:	$740,585	$34,770		$1,000,909	$30,665

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate product	$691,105	$33,633	Other liabilities	$654,757	$30,555	Other liabilities

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023:

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2024	2023	2024	2023
Interest rate products	Other income / (other expense)	$239	$1,058	$478	$708
Mortgage banking derivatives	Gain on sale of loans	—	(29)	—	(93)
Total		$239	$1,029	$478	$615

Note 8. Deposits
The following table provides information regarding the Bank’s deposit composition at June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Noninterest-bearing demand	$1,693,955	$2,279,081
Interest-bearing transaction	1,123,980	997,448
Savings and money market	3,165,314	3,314,043
Time deposits	2,284,099	2,217,467
Total	$8,267,348	$8,808,039
The remaining maturity of time deposits at June 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
2024	$956,207	1,445,395
2025	1,015,534	576,379
2026	294,744	180,384
2027	5,807	5,482
2028	10,060	9,827
2029	1,747	—
Total	$2,284,099	$2,217,467
As of June 30, 2024 and December 31, 2023, time deposit accounts in excess of $250 thousand were as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Three months or less	$347,313	$119,880
More than three months through six months	171,658	318,353
More than six months through twelve months	425,680	368,103
Over twelve months	688,362	726,758
Total	$1,633,013	$1,533,094

At June 30, 2024, total brokered deposits were $3.9 billion or 46.9% of total deposits, of which $1.5 billion were attributable to the Certificates of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep ("ICS") two-way accounts. At December 31, 2023, total brokered deposits (excluding the CDARS and ICS two-way) were $2.5 billion, or 28.8% of total deposits.

Note 9. Borrowings
The following table summarizes the Company’s borrowings, which include repurchase agreements with the Company’s customers and borrowings, at June 30, 2024 and December 31, 2023:

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)	Maturity Dates	Interest Rates (2)
June 30, 2024:
Customer repurchase agreements	$39,220	$—	$39,220	$—	N/A	3.31%

Secured borrowings:
FHLB	590,000	—	590,000	1,318,817	September 25, 2024	5.38%
FRB:
BTFP	1,000,000	—	1,000,000	—	January 15, 2025	4.76%
Discount window	—	—	—	1,935,019	N/A	N/A
Raymond James repurchase agreement	—	—	—	17,893	N/A	N/A
Subordinated notes	70,000	(21)	69,979	—	September 1, 2024	5.75%
Total borrowings	$1,699,220	$(21)	$1,699,199	$3,271,729

December 31, 2023:
Customer repurchase agreements	$30,587	$—	$30,587	$—	N/A	3.42%

Secured borrowings:
FHLB	—	—	—	1,271,846	N/A	N/A
FRB:
BTFP	1,300,000	—	1,300,000	598,870	March 22, 2024	4.53%
Discount window	—	—	—	601,504	N/A	N/A
Raymond James repurchase agreement	—	—	—	17,993	N/A	N/A
Subordinated notes	70,000	(82)	69,918	—	September 1, 2024	5.75%
Total borrowings	$1,400,587	$(82)	$1,400,505	$2,490,213
(1)Available capacity on the Company's borrowing arrangements with the FHLB, the FRB and the Raymond James repurchase line comprise pledged collateral that has not been borrowed against. At June 30, 2024, the Company had total additional undrawn borrowing capacity of approximately $3.4 billion, comprising unencumbered securities available to be pledged of approximately $151.2 million and undrawn financing on pledged assets of $3.3 billion.
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
Since the subordinated notes are due September 1, 2024, the Company is considering various options to finance the upcoming maturity of the subordinated debt, and the Company may seek to issue new subordinated notes or other debt securities to replace those that are maturing, or fund the maturity through other means. Given prevailing interest rates, any new debt securities to refinance the subordinated notes are expected to have a higher interest rate than the subordinated notes.

Note 10. Net Income (Loss) per Common Share
The calculation of net income per common share for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Basic:
Net (loss) income	$(83,802)	$28,692	$(84,140)	$52,926
Average common shares outstanding	30,186	30,455	30,127	30,780
Basic net (loss) income per common share	$(2.78)	$0.94	$(2.79)	$1.72

Diluted:
Net (loss) income	$(83,802)	$28,692	$(84,140)	$52,926
Average common shares outstanding	30,186	30,455	30,127	30,780
Adjustment for common share equivalents	—	50	—	52
Average common shares outstanding-diluted	30,186	30,505	30,127	30,832
Diluted net (loss) income per common share (1)	$(2.78)	$0.94	$(2.79)	$1.72

Anti-dilutive shares	48	3	54	3
(1) For periods ended with a net loss, anti-dilutive financial instruments have been excluded from the calculation of GAAP diluted EPS.
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

Note 11. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2024
Net unrealized gain on securities available-for-sale	$4,812	$(1,183)	$3,629
Less: Reclassification adjustment for net gain included in net income	(3)	1	(2)
Total unrealized gain on investment securities available-for-sale	4,809	(1,182)	3,627
Amortization of unrealized loss on securities transferred to held-to-maturity	1,725	(403)	1,322
Net unrealized loss on derivatives	(32)	8	(24)
Other comprehensive income	$6,502	$(1,577)	$4,925

Three Months Ended June 30, 2023
Net unrealized loss on securities available-for-sale	$(15,959)	$3,885	$(12,074)
Less: Reclassification adjustment for net gain included in net income	(2)	—	(2)
Total unrealized loss on investment securities available-for-sale	(15,961)	3,885	(12,076)
Amortization of unrealized loss on securities transferred to held-to-maturity	1,831	(428)	1,403
Other comprehensive loss	$(14,130)	$3,457	$(10,673)

Six Months Ended June 30, 2024
Net unrealized loss on securities available-for-sale	$(1,881)	$444	$(1,437)
Less: Reclassification adjustment for net gain included in net income	(7)	1	(6)
Total unrealized loss on investment securities available-for-sale	(1,888)	445	(1,443)
Amortization of unrealized loss on securities transferred to held-to-maturity	3,456	(749)	2,707
Net unrealized gain on derivatives	331	(81)	250
Other comprehensive income	$1,899	$(385)	$1,514

Six Months Ended June 30, 2023
Net unrealized gain on securities available-for-sale	$8,080	$(2,218)	$5,862
Less: Reclassification adjustment for net loss included in net income	19	(5)	14
Total unrealized gain on investment securities available-for-sale	8,099	(2,223)	5,876
Amortization of unrealized loss on securities transferred to held-to-maturity	3,814	(1,770)	2,044
Other comprehensive income	$11,913	$(3,993)	$7,920

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2024 and 2023.

(dollars in thousands)	Securities Available-For-Sale	Securities Held-to-Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2024
Balance at beginning of period	$(127,316)	$(38,544)	$92	$(165,768)
Other comprehensive income (loss) before reclassifications	3,629	—	(24)	3,605
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,322	—	1,322
Net other comprehensive income (loss) during period	3,627	1,322	(24)	4,925
Balance at end of period	$(123,689)	$(37,222)	$68	$(160,843)

Three Months Ended June 30, 2023
Balance at beginning of period	$(136,821)	$(44,093)	$—	$(180,914)
Other comprehensive loss before reclassifications	(12,074)	—	—	(12,074)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,403	—	1,403
Net other comprehensive (loss) income during period	(12,076)	1,403	—	(10,673)
Balance at end of period	$(148,897)	$(42,690)	$—	$(191,587)

Six Months Ended June 30, 2024
Balance at beginning of period	$(122,246)	$(39,929)	$(182)	$(162,357)
Other comprehensive (loss) income before reclassifications	(1,437)	—	250	(1,187)
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	—	—	(6)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	2,707	—	2,707
Net other comprehensive (loss) income during period	(1,443)	2,707	250	1,514
Balance at end of period	$(123,689)	$(37,222)	$68	$(160,843)

Six Months Ended June 30, 2023
Balance at beginning of period	$(154,773)	$(44,734)	$—	$(199,507)
Other comprehensive income before reclassifications	5,862	—	—	5,862
Amounts reclassified from accumulated other comprehensive income	14	—	—	14
Amortization of unrealized loss on securities transferred to held-to-maturity	—	2,044	—	2,044
Net other comprehensive income during period	5,876	2,044	—	7,920
Balance at end of period	$(148,897)	$(42,690)	$—	$(191,587)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Affected Line Item in Consolidated Statements of Income
(dollars in thousands)	2024	2023
Realized gain (loss) on sale of investment securities	$3	$2	Net gain (loss) on sale of investment securities
Income tax benefit (expense)	(1)	—	Income tax expense
Total reclassifications for the periods	$2	$2

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Six Months Ended June 30,		Affected Line Item in Consolidated Statements of Operations
(dollars in thousands)	2024	2023
Realized gain (loss) on sale of investment securities	$7	$(19)	Net gain (loss) on sale of investment securities
Income tax benefit (expense)	(1)	5	Income tax expense
Total reclassifications for the periods	$6	$(14)
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2024
Assets:
Investment securities available-for-sale:
U.S treasury bonds	$—	$48,721	$—	$48,721
U. S. agency securities	—	640,967	—	640,967
Residential mortgage-backed securities	—	672,206	—	672,206
Commercial mortgage-backed securities	—	48,847	—	48,847
Municipal bonds	—	8,182	—	8,182
Corporate bonds	—	1,695	—	1,695
Loans held for sale	—	5,000	—	5,000
Interest rate product	—	34,770	—	34,770
Total assets measured at fair value on a recurring basis	$—	$1,460,388	$—	$1,460,388
Liabilities:
Interest rate product	$—	$33,633	$—	$33,633
Total liabilities measured at fair value on a recurring basis	$—	$33,633	$—	$33,633

December 31, 2023
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$47,901	$—	$47,901
U. S. agency securities	—	671,397	—	671,397
Residential mortgage-backed securities	—	727,353	—	727,353
Commercial mortgage-backed securities	—	49,564	—	49,564
Municipal bonds	—	8,490	—	8,490
Corporate bonds	—	1,683	—	1,683
Interest rate product	—	30,662	—	30,662
Credit risk participation agreements	—	3	—	3
Total assets measured at fair value on a recurring basis	$—	$1,537,053	$—	$1,537,053
Liabilities:
Interest rate product	$—	$30,555	$—	$30,555
Total liabilities measured at fair value on a recurring basis	$—	$30,555	$—	$30,555
Investment securities available-for-sale: AFS securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include certain U.S. treasury bonds, U.S. Government and agency securities that actively traded in over-the-counter markets. Level 2 securities includes certain U.S. treasury bonds, U.S. agency debt securities, MBS issued by Government Sponsored Entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, for which the carrying amounts approximate the fair value.

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
Loans: The fair value of individually assessed loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2024, substantially all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e. those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned ("OREO"): OREO is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.

Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2024
Individually assessed loans:
Commercial	$—	$—	$2,540	$2,540
Income producing - commercial real estate	—	—	70,209	70,209
Owner occupied - commercial real estate	—	—	19,834	19,834
Real estate mortgage - residential	—	—	1,698	1,698
Consumer	—	—	2,072	2,072
Home equity	—	—	265	265
Other real estate owned	—	—	773	773
Total assets measured at fair value on a nonrecurring basis as of June 30, 2024	$—	$—	$97,391	$97,391

December 31, 2023
Individually assessed loans:
Commercial	$—	$—	$2,475	$2,475
Income producing - commercial real estate	—	—	41,038	41,038
Owner occupied - commercial real estate	—	—	19,880	19,880
Real estate mortgage - residential	—	—	1,638	1,638
Consumer	—	—	396	396
Home equity	—	—	242	242
Other real estate owned	—	—	1,108	1,108
Total assets measured at fair value on a nonrecurring basis as of December 31, 2023	$—	$—	$66,777	$66,777
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

The estimated fair value of the Company's financial instruments at June 30, 2024 and December 31, 2023 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2024
Assets
Cash and due from banks	$10,803	$10,803	$10,803	$—	$—
Federal funds sold	5,802	5,802	—	5,802	—
Interest-bearing deposits with other banks	526,228	526,228	—	526,228	—
Investment securities available-for-sale	1,420,618	1,420,618	—	1,420,618	—
Investment securities held-to-maturity	982,955	856,275	—	856,275	—
Federal Reserve and Federal Home Loan Bank stock	54,274	N/A	—	—	—
Loans held for sale	5,000	5,000	—	5,000	—
Loans	8,001,739	7,632,721	—	—	7,632,721
Bank owned life insurance	114,333	114,333	—	114,333	—
Annuity investment	12,695	12,695	—	12,695	—
Interest rate product	34,770	34,770	—	34,770	—
Accrued interest receivable	54,140	54,140	54,140	—	—

Liabilities
Noninterest-bearing deposits	$1,693,955	$1,693,955	$—	$1,693,955	$—
Interest-bearing deposits	4,289,294	4,289,294	—	4,289,294	—
Time deposits	2,284,099	2,278,976	—	2,278,976	—
Customer repurchase agreements	39,220	39,220	—	39,220	—
Borrowings	1,659,979	1,659,595	—	1,659,595	—
Interest rate product	33,633	33,633	—	33,633	—
Accrued interest payable	38,237	38,237	38,237	—	—

December 31, 2023
Assets
Cash and due from banks	$9,047	$9,047	$9,047	$—	$—
Federal funds sold	3,740	3,740	—	3,740	—
Interest-bearing deposits with other banks	709,897	709,897	—	709,897	—
Investment securities available-for-sale	1,506,388	1,506,388	—	1,506,388	—
Investment securities held-to-maturity	1,015,737	901,582	—	901,582	—
Federal Reserve and Federal Home Loan Bank stock	25,748	N/A	—	—	—
Loans	7,968,695	7,720,241	—	—	7,720,241
Bank owned life insurance	112,921	112,921	—	112,921	—
Annuity investment	13,112	13,112	—	13,112	—
Credit risk participation agreements	3	3	—	3	—
Interest rate product	30,662	30,662	—	30,662	—
Accrued interest receivable	53,337	53,337	53,337	—	—

Liabilities
Noninterest-bearing deposits	$2,279,081	$2,279,081	$—	$2,279,081	$—
Interest-bearing deposits	4,311,491	4,311,491	—	4,311,491	—
Time deposits	2,217,467	2,217,795	—	2,217,795	—
Customer repurchase agreements	30,587	30,587	—	30,587	—
Borrowings	1,369,918	1,368,621	—	1,368,621	—
Interest rate product	30,555	30,555	—	30,555	—
Accrued interest payable	57,395	57,395	57,395	—	—

Note 13. Legal Contingencies
From time to time, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, including matters in which damages in various amounts are claimed, as well as regulatory and governmental investigations and inquiries that could result in penalties, fines or other sanctions against the Company. Based on information currently available, the Company does not believe that the liabilities (if any) resulting from such matters will have a material effect on the financial position of the Company. However, considering inherent uncertainties involved in such matters, ongoing legal expenses or an adverse outcome in one or more of these matters could materially and adversely affect the Company's financial condition, results of operations or cash flows in any particular reporting period, as well as its reputation.
Under ASC 450, the Company accrues for a loss contingency when the loss is probable and reasonably estimable. The Company discloses the matter if a material loss is at least reasonably possible. Under ASC 450, a loss contingency is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely”, and a loss contingency is “remote” if “the chance of the future event or events occurring is slight.”
The Company is cooperating with an ongoing investigation by the U.S. Attorney’s Office for the Middle District of Pennsylvania into, among other things, the Company’s anti-money laundering controls between approximately 2011 and 2017 and the Company’s relationship with a former customer who pleaded guilty to a charge of bank fraud in 2020. Due to the inherent uncertainty in predicting the outcome of a pending investigation, we are unable to estimate reasonably possible losses, if any, resulting from this matter.

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
Management has developed an analytical process to monitor the adequacy of the ACL. Our methodology for determining our ACL was developed utilizing, among other factors, the guidance from federal banking regulatory agencies and relevant available information from internal and external sources and relating to past events, current conditions and reasonable and supportable forecasts. The process is being continually enhanced and refined based on periodic reviews. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. For example, the effects of the COVID-19 pandemic and related hybrid or fully remote working environment has negatively impacted the performance outlook in the central business district office CRE segment of our loan portfolio, which informed our CECL economic forecast and continued to adversely impact our loss reserve as of June 30, 2024. Refer to the "Provision for Credit Losses" and "Allowance for Credit Losses" of Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the provision for credit losses and ACL for the loan portfolio.
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

During the three months ended June 30, 2024, Management determined that a triggering event had occurred as a result of the share price trading under book value for more than four quarters. During the past twelve months ended June 30, 2024, changes in macroeconomic conditions, market volatility due to rising interest rates resulted in fluctuations of the Company's stock price with a sustained decrease. As a result of the triggering event, the Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company in the second quarter of 2024. The resulting calculations indicated that the fair value did not exceed the carrying amount of the Company's only reporting unit as of May 31, 2024 which resulted in a determination that goodwill had become fully impaired. The goodwill impairment charge of $104.2 million reduced fully the carrying value of the Company's goodwill. The impaired goodwill is primarily related to the acquisition of the Virginia Heritage Bank in October 2014. The impairment charge did not impact our cash flows, liquidity ratios, core operating performance, or regulatory capital ratios.

The method employed to determine the fair value of the reporting unit was a combination of a risk-weighted income and market valuation methodologies, comprised of the discounted cash flow method, the guideline public company method and the guideline transaction method.

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

RESULTS OF OPERATIONS
Earnings Summary
Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023
Net loss for the three months June 30, 2024 was $83.8 million as compared to net income of $28.7 million for the same period in 2023, a $112.5 million decrease. Operating net income (non-GAAP), adjusted to exclude the impact of the goodwill impairment charge, for the three months June 30, 2024 was $20.4 million, a $8.3 million decrease. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
The decrease in net income of $112.5 million for the three months ended June 30, 2024 relative to the same period in 2023 was primarily due to the recognition of goodwill impairment of $104.2 million. Other factors contributing to the decline in net income were an increase in provision for credit losses of $3.7 million and a decrease in noninterest income of $3.3 million, partially offset by a reduction of income tax expense of $3.8 million. The increase in the provision was due to an updated scoring of qualitative factors and an increase in the provision attributable to the reserve on the performing CRE office portfolio. The increase in operating noninterest expense (non-GAAP) was due to higher FDIC insurance fees, and the decrease in noninterest income was attributable to several one time items in the same period in 2023. The reduction in income tax expense was due to lower pre-tax income period over period. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

Total revenue (i.e. net interest income plus noninterest income) was $76.7 million for the three months ended June 30, 2024 as compared to $80.4 million for the same period in 2023. The most significant portion of revenue is net interest income, which was $71.4 million for the three months ended June 30, 2024, compared to $71.8 million for the same period in 2023. The primary driver for lower total revenue was lower noninterest income, which decreased $3.3 million from the same period last year.
When the impact of the provision and goodwill impairment are excluded, pre-provision net revenue ("PPNR"), a non-GAAP measure, was $34.4 million for the three months ended June 30, 2024, as compared to $42.4 million for the same period in 2023. The $8.1 million decrease was primarily due to lower noninterest income and higher noninterest expenses, primarily FDIC insurance. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.40% for the three months ended June 30, 2024 and 2.49% for the same period in 2023. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the three months ended June 30, 2024 decreased to $5.3 million from $8.6 million for the same period in 2023, a 38.0% decrease. Noninterest income decreased primarily due to lower other income. Other income for the three months ended June 30, 2024 decreased to $2.9 million from $6.2 million for the same period in 2023, a 52.9% decrease primarily based on the prior year period including several one time items. For further information on the components and drivers of these changes, see the "Noninterest Income" section below.
Noninterest expense totaled $146.5 million for the three months ended June 30, 2024, as compared to $38.0 million for same period in 2023, a $108.5 million increase. The increase in noninterest expense was primarily due to the recognition of goodwill impairment of $104.2 million. Excluding the goodwill impairment charge, operating noninterest expense (non-GAAP) was $42.3 million. The $4.3 million increase in operating noninterest expense (non-GAAP) was primarily due to higher FDIC insurance fees. Additional details on other noninterest expenses are provided in "Noninterest Expense" section below. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Income tax expenses were $4.4 million for the three months ended June 30, 2024, a reduction of 45.9%, compared to the same period in 2023. The components and drivers of the change are discussed in the "Income Tax Expense" section below.
The efficiency ratio was 191.0% for the three months ended June 30, 2024, as compared to 47.2% for the same period in 2023. The adverse change in the efficiency ratio was primarily driven by the recognition of goodwill impairment of $104.2 million. Excluding the goodwill impairment charge, operating efficiency ratio (non-GAAP) was 55.2%. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
For the three months ended June 30, 2024 and 2023, the Company had average assets of $12.4 billion and $12.0 billion, respectively, the increase in which was primarily attributable to an increase in average interest-bearing deposits with other banks and other short-term investments over the comparative period. For the three months ended June 30, 2024 and 2023, the Company had average common equity of $1.3 billion and $1.2 billion, respectively. For the three months ended June 30, 2024 and 2023, the Company had average tangible common equity, a non-GAAP measure, of $1.2 billion and $1.1 billion, respectively. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
For the three months ended June 30, 2024, the Company reported an annualized return on average assets ("ROAA") of (2.7)%, as compared to 0.96% for the same period in 2023. The annualized return on average common equity ("ROACE") for the three months ended June 30, 2024 was (26.7)% as compared to 9.2% for the same period in 2023. The annualized return on average tangible common equity ("ROATCE") for the three months ended June 30, 2024 was (29.0)% as compared to 10.1% for the same period in 2023. The adverse change in returns was primarily attributable to the recognition of goodwill impairment. Excluding the goodwill impairment charge, operating annualized ROAA (non-GAAP) was 0.7%, operating annualized return on common equity (non-GAAP) was 6.5%, and operating annualized return on tangible common equity (non-GAAP) was 7.0%. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

RESULTS OF OPERATIONS
Earnings Summary
Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
Net loss for the six months ended June 30, 2024 was $84.1 million, as compared to net income of $52.9 million for the same period in 2023, a decrease of $137.0 million, or 259.0%.
The decrease of $137.0 million to net loss for the six months ended June 30, 2024 from net income for the same period in 2023 was primarily attributable to the recognition of goodwill impairment of $104.2 million and an increase in provision for credit losses of $32.7 million, partially offset by a reduction of income tax expenses of $7.6 million. For more information on the drivers and the components of these changes, see the "Provision for Credit Losses" and "Income Tax Expenses" sections below.
When the impact of the provision and goodwill impairment are excluded, operating pre-provision net revenue ("PPNR"), a non-GAAP measure, was $72.7 million for the six months ended June 30, 2024, as compared to $80.6 million for the same period in 2023. The $7.9 million decrease was primarily due to lower noninterest income and higher noninterest expenses, primarily FDIC insurance. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Total revenue (i.e. net interest income plus noninterest income) was $155.0 million for the six months ended June 30, 2024, as compared to $159.1 million for the same period in 2023.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.42% for the six months ended June 30, 2024 and 2.63% for the same period in 2023. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the six months ended June 30, 2024 decreased to $8.9 million from $12.3 million for the same period in 2023, a 27.4% decrease. Noninterest income decreased primarily due to lower other income. Other income for the six months ended June 30, 2024 decreased to $4.1 million from $7.5 million for the same period in 2023, a 45.0% decrease primarily due to several one time items in the prior year. For further information on the components and drivers of these changes, see the "Noninterest Income" section below.
The efficiency ratio was 120.34% for the six months ended June 30, 2024 as compared to 49.37% for the same period in 2023. Excluding the goodwill impairment charge, the operating efficiency ratio (non-GAAP) was 53.12%. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
For the six months ended June 30, 2024 and 2023, the Company had average assets of $12.6 billion and $11.7 billion, respectively, the increase in which was primarily attributable to an increase in average interest-bearing deposits with other banks and other short-term investments over the comparative period. For the six months ended June 30, 2024 and 2023, the Company had average common equity of $1.3 billion and $1.2 billion, respectively. For the six months ended June 30, 2024 and 2023, the Company had average tangible common equity, a non-GAAP measure, of $1.2 billion and $1.1 billion, respectively. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
For the six months ended June 30, 2024, the Company reported an annualized ROAA of (1.35)%, as compared to 0.91% for the same period in 2023. The annualized ROACE for the six months ended June 30, 2024 was (13.25)% as compared to 8.58% for the same period in 2023. The annualized ROATCE, a non-GAAP measure, for the six months ended June 30, 2024 was (14.4)% as compared to 9.37% for the same period in 2023. The adverse change in returns was primarily attributable to the recognition of goodwill impairment of $104.2 million in 2024. Excluding the goodwill impairment charge, operating annualized ROAA (non-GAAP) in 2024 was 0.32%, operating annualized return on common equity (non-GAAP) was 3.15%, and operating annualized return on tangible common equity (non-GAAP) was 3.43%. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

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
Net interest income was $71.4 million for the three months ended June 30, 2024, as compared to $71.8 million for the same period in 2023. Net interest income decreased for the three months ended June 30, 2024 primarily due to increases in average deposit rates (4.31% compared to 4.00%), increases in interest bearing deposits ($7.2 billion vs $6.0 billion), increases in other borrowing rates (5.07% compared to 4.85%). This was partially offset by higher average loan balances ($8.0 billion compared to $7.8 billion) and yields (6.91% compared to 6.64%) as compared to June 30, 2023.
The net interest margin decreased by 9 basis points in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, (from 2.49% to 2.40%). The yield on earning assets increased by 27 basis points (from 5.44% to 5.71%) while cost of funds increased 41 basis points (from 3.20% to 3.61%). Average loans were $8.0 billion for the three months ended June 30, 2024 compared to $7.8 billion for the same period in 2023. Additionally, average borrowings decreased from $2.1 billion in the three months ended June 30, 2023 to $1.7 billion in the three months ended June 30, 2024. Overall yields on interest earning assets moved higher during the three months ended June 30, 2024 as compared to the same period in 2023, as variable rate loans adjusted upwards. Additionally, rates on interest bearing liabilities moved higher during the three months ended June 30, 2024 as compared to the same period in 2023, as funding costs increased.
Net interest income was $146.1 million for the six months ended June 30, 2024, as compared to $146.8 million for the same period in 2023. Net interest income decreased for the six months ended June 30, 2024 primarily due to increases in average deposit rates (4.30% compared to 3.89%), increases in interest bearing deposits ($7.3 billion vs $5.6 billion), increases in other borrowing rates (4.90% compared to 4.87%). This was partially offset by higher average loan balances ($8.0 billion compared to $7.8 billion) and yields (6.93% compared to 6.50%) as compared to June 30, 2023.
The net interest margin decreased by 21 basis points in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 (from 2.63% to 2.42%). The yield on earning assets increased by 40 basis points (from 5.31% to 5.71%) while cost of funds increased 68 basis points (from 2.92% to 3.60%). Overall yields on interest earning assets moved higher during the six months ended June 30, 2024 as compared to the same period in 2023, as variable rate loans adjusted upwards. Additionally, rates on interest bearing liabilities moved higher during the six months ended June 30, 2024 as compared to the same period in 2023, as funding costs increased.
Average loans increased to $8.0 billion for the six months ended June 30, 2024 compared to $7.8 billion for the same period in 2023. Average interest bearing deposits increased to $7.3 billion for the six months ended June 30, 2024 from $5.6 billion for the six months ended June 30, 2023, while average noninterest bearing demand deposits decreased to $2.1 billion for the six months ended June 30, 2024 from $3.0 billion for the six months ended June 30, 2023. Additionally, average borrowings remained steady at $1.7 billion for the six months ended June 30, 2024 and 2023.
The tables below present the average balances and rates of the major categories of the Company's assets and liabilities for the three and six months ended June 30, 2024 and 2023. Included in the tables are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,455,007	$19,568	5.41%	$1,053,961	$13,229	5.03%
Loans held for sale (1)	8,045	100	5.00%	813	13	6.40%
Loans (1) (2)	8,003,206	137,516	6.91%	7,790,555	128,980	6.64%
Investment securities available-for-sale (2)	1,478,856	7,048	1.92%	1,626,330	8,526	2.10%
Investment securities held-to-maturity (2)	995,274	5,357	2.16%	1,068,755	5,715	2.14%
Federal funds sold	13,058	142	4.37%	5,636	47	3.34%
Total interest earning assets	11,953,446	169,731	5.71%	11,546,050	156,510	5.44%

Total noninterest earning assets	510,725			492,426
Less: allowance for credit losses	(102,671)			(78,365)
Total noninterest earning assets	408,054			414,061
TOTAL ASSETS	$12,361,500			$11,960,111

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$1,636,795	$16,100	3.96%	$1,312,710	$10,640	3.25%
Savings and money market	3,321,001	33,451	4.05%	2,967,678	30,861	4.17%
Time deposits	2,215,693	27,295	4.95%	1,675,690	17,921	4.29%
Total interest bearing deposits	7,173,489	76,846	4.31%	5,956,078	59,422	4.00%
Customer repurchase agreements	38,599	330	3.44%	41,105	333	3.25%
Borrowings	1,682,684	21,202	5.07%	2,061,402	24,944	4.85%
Total interest bearing liabilities	8,894,772	98,378	4.45%	8,058,585	84,699	4.22%

Noninterest bearing liabilities:
Noninterest bearing demand	2,051,777			2,558,860
Other liabilities	151,324			97,019
Total noninterest bearing liabilities	2,203,101			2,655,879

Shareholders' Equity	1,263,627			1,245,647
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,361,500			$11,960,111

Net interest income		$71,353			$71,811
Net interest spread			1.26%			1.22%
Net interest margin			2.40%			2.49%
Cost of funds			3.61%			3.20%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $4.8 million and $4.2 million for the three months ended June 30, 2024 and 2023, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,648,389	$44,430	5.42%	$791,691	$19,003	4.84%
Loans held for sale (1)	4,023	100	5.00%	2,444	73	5.97%
Loans (1) (2)	7,996,074	275,510	6.93%	7,751,506	249,770	6.50%
Investment securities available for sale (2)	1,497,680	14,295	1.92%	1,643,200	16,337	2.00%
Investment securities held-to-maturity (2)	1,003,253	10,790	2.16%	1,077,851	11,449	2.14%
Federal funds sold	10,054	208	4.16%	10,238	125	2.46%
Total interest earning assets	12,159,473	345,333	5.71%	11,276,930	296,757	5.31%

Total noninterest earning assets	509,855			494,146
Less: allowance for credit losses	(96,343)			(76,518)
Total noninterest earning assets	413,512			417,628
TOTAL ASSETS	$12,572,985			$11,694,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$1,735,144	$32,930	3.82%	$1,096,436	$16,748	3.08%
Savings and money market	3,372,195	69,381	4.14%	3,146,251	64,135	4.11%
Time deposits	2,201,506	53,918	4.93%	1,378,609	27,493	4.02%
Total interest bearing deposits	7,308,845	156,229	4.30%	5,621,296	108,376	3.89%
Customer repurchase agreements	37,341	645	3.47%	39,689	635	3.23%
Borrowings	1,739,773	42,408	4.90%	1,693,349	40,911	4.87%
Total interest bearing liabilities	9,085,959	199,282	4.41%	7,354,334	149,922	4.11%

Noninterest bearing liabilities:
Noninterest bearing demand	2,054,618			3,002,630
Other liabilities	155,767			94,269
Total noninterest bearing liabilities	2,210,385			3,096,899

Shareholders’ Equity	1,276,641			1,243,325
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,572,985			$11,694,558

Net interest income		$146,051			$146,835
Net interest spread			1.30%			1.20%
Net interest margin			2.42%			2.63%
Cost of funds			3.60%			2.92%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $9.1 million and $7.9 million for the six months ended June 30, 2024 and 2023, respectively.
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

	Three Months Ended June 30, 2024 Compared With The Three Months Ended June 30, 2023
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$3,521	$5,015	$8,536
Loans held for sale	116	(29)	87
Investment securities available-for-sale	(773)	(705)	(1,478)
Investment securities held-to-maturity	(393)	35	(358)
Interest bearing bank deposits	5,034	1,305	6,339
Federal funds sold	62	33	95
Total interest income	7,567	5,654	13,221

Interest paid on
Interest bearing transaction	2,627	2,833	5,460
Savings and money market	3,674	(1,084)	2,590
Time deposits	5,775	3,599	9,374
Customer repurchase agreements	(20)	17	(3)
Other borrowings	(4,546)	804	(3,742)
Total interest expense	7,510	6,169	13,679

Net interest income	$57	$(515)	$(458)

	Six Months Ended June 30, 2024 Compared With The Six Months Ended June 30, 2023
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$7,881	$17,859	$25,740
Loans held for sale	47	(20)	27
Investment securities available-for-sale	(1,447)	(595)	(2,042)
Investment securities held-to-maturity	(792)	133	(659)
Interest bearing bank deposits	20,563	4,864	25,427
Federal funds sold	(2)	85	83
Total interest income	26,250	22,326	48,576

Interest paid on
Interest bearing transaction	9,756	6,426	16,182
Savings and money market	4,606	640	5,246
Time deposits	16,411	10,014	26,425
Customer repurchase agreements	(38)	48	10
Other borrowings	1,112	385	1,497
Total interest expense	31,847	17,513	49,360

Net interest income	$(5,597)	$4,813	$(784)

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
During the three months ended June 30, 2024, the Company recorded a provision for credit losses of $8.9 million on its loan portfolio and incurred $2.3 million in net charge-offs to its ACL. The provision for credit losses on loans for the same period in 2023 was $5.3 million and there were $5.6 million of net charge-offs in its ACL. During the six months ended June 30, 2024, the Company recorded a provision for credit losses of $44.1 million and net charge-offs of $23.7 million on its loan portfolio. The provision for credit losses on loans for the same period in 2023 was $10.2 million and there were $6.6 million of net charge-offs in its ACL
The change in provision for credit losses during the six months ended June 30, 2024, was primarily attributable to an updated valuation for a CRE office property collateralizing a lending relationship with two loans outstanding, the total of which was partially charged off in the first quarter 2024. Additionally, the increase in the provision was driven by adjustments to the qualitative components of the CECL model owing to the high inflationary environment and uncertainty in the macroeconomic outlook and the related changes in economic growth and the broader economy, changes in the qualitative and economic component of the model associated with CRE office properties, as well as the increases in total loans.
The provision for credit losses for the held-to-maturity securities portfolio was recorded primarily on several corporate bonds. During the three months ended June 30, 2024 and 2023, the provision for credit losses for the held-to-maturity securities portfolio was of $55 thousand and $2 thousand, respectively. During the six months ended June 30, 2024 and 2023, the provision for credit losses for the held-to-maturity securities portfolio was $56 thousand and $1.2 million, respectively. There was no provision for credit losses on the available-for-sale securities portfolio for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, provisions of $0 and $14 thousand, respectively.
The provision for unfunded commitments is presented separately on the Consolidated Statements of Operations. This provision considers the probability that unfunded commitments will fund. During the three months ended June 30, 2024 and 2023, provisions of $608 thousand and $318 thousand, respectively, were incurred for unfunded commitments. During the six months ended June 30, 2024 and 2023, provisions of $1.1 million and $1.2 million, respectively, were incurred for unfunded commitments.

Noninterest Income
Noninterest income includes service charges on deposits, gain on sale of loans, gains and losses on sale of investment securities, income from bank owned life insurance ("BOLI") and other income. The following table summarizes the comparative noninterest income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Service charges on deposits	$1,653	$1,626	$27	2%
Gain on sale of loans	37	95	(58)	(61)%
Net gain (loss) on sale of investment securities	3	2	1	50%
Increase in the cash surrender value of bank-owned life insurance	709	648	61	9%
Other income	2,930	6,224	(3,294)	(53)%
Total	$5,332	$8,595	$(3,263)	(38)%

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Service charges on deposits	$3,352	$3,136	$216	7%
Gain on sale of loans	37	400	(363)	(91)%
Net gain (loss) on sale of investment securities	7	(19)	26	(137)%
Increase in the cash surrender value of bank-owned life insurance	1,412	1,303	109	8%
Other income	4,113	7,475	(3,362)	(45)%
Total	$8,921	$12,295	$(3,374)	(27)%

Total noninterest income for the three and six months ended June 30, 2024 decreased to $5.3 million and $8.9 million from $8.6 million and $12.3 million for the three and six months ended June 30, 2023. The decrease was primarily based on the prior year period nonrecurring items including income from SBIC fund and swap fees.

Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, Federal Deposit Insurance Corporation ("FDIC") insurance assessments, and other expenses. The following table summarizes the comparative noninterest expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Salaries and employee benefits	$21,770	$21,957	$(187)	(1)%
Premises and equipment expenses	2,894	3,227	(333)	(10)%
Marketing and advertising	1,662	884	778	88%
Data processing	3,495	3,354	141	4%
Legal, accounting and professional fees	2,705	2,649	56	2%
FDIC insurance	5,917	2,581	3,336	129%
Goodwill impairment	104,168	—	104,168	—%
Other expenses	3,880	3,326	554	17%
Total	$146,491	$37,978	$108,513	286%

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Salaries and employee benefits	$43,496	$46,131	$(2,635)	(6)%
Premises and equipment expenses	5,953	6,544	(591)	(9)%
Marketing and advertising	2,521	1,520	1,001	66%
Data processing	6,788	6,453	335	5%
Legal, accounting and professional fees	5,212	5,903	(691)	(12)%
FDIC insurance	12,329	4,067	8,262	203%
Goodwill impairment	104,168	—	104,168	—%
Other expenses	6,021	7,944	(1,923)	(24)%
Total	$186,488	$78,562	$107,926	137%

Total noninterest expense was $146.5 million for the three months ended June 30, 2024, as compared to $38.0 million for the three months ended June 30, 2023, a 285.7% increase. Total noninterest expense was $186.5 million for the six months ended June 30, 2024, as compared to $78.6 million for the six months ended June 30, 2023, a 137.4% increase. The increase for three and six months ended June 30, 2024 was primarily due to the goodwill impairment charge of $104.2 million to reduce fully the carrying value of the Company's goodwill. Refer to the "Critical Accounting Policies" section for additional details. Excluding the goodwill impairment charge, total operating noninterest expense (non-GAAP) was $42.3 million and $82.3 million for the three months and six months ended June 30, 2024. Refer to the "Use of Non-GAAP Financial Measures" section for additional details and a reconciliation of GAAP to non-GAAP financial measures.
Salaries and employee benefits were $21.8 million and $22.0 million, respectively, for the three months ended June 30, 2024 and June 30, 2023. Salaries and employee benefits were $43.5 million and $46.1 million, respectively, for the six months ended June 30, 2024 and June 30, 2023. The decrease in salaries and employee benefits over the comparative six months ended June 30, 2024 and 2023 was primarily due to reduced headcount and reduced incentive accruals and related taxes.
FDIC insurance expense was $5.9 million for the three months ended June 30, 2024 compared to $2.6 million, for the same period in 2023, a 129% increase. FDIC insurance expense was $12.3 million for the six months ended June 30, 2024 compared to $4.1 million, for the same period in 2023, a 203% increase. The increase in FDIC insurance expense over the comparative three and six months ended June 30, 2024 and 2023 was primarily due to increases in FDIC deposit insurance assessments.
Marketing expenses were $1.7 million and $0.9 million, respectively, for the three months ended June 30, 2024 and June 30, 2023, an 88% increase. Marketing expenses were $2.5 million and $1.5 million, respectively, for the six months ended June 30, 2024 and June 30, 2023, a 66% increase. The increase in marketing expenses over the comparative three and six months ended June 30, 2024 and 2023 was primarily due to higher marketing expenses related to our digital banking channel.
Legal, accounting and professional fees were $2.7 million and $5.2 million for the three and six months ended June 30, 2024, respectively, compared to $2.6 million and $5.9 million for the three and six months ended June 30, 2023, respectively, an increase of $56 thousand and a decrease of $0.7 million for the comparative periods, respectively.
The major components of other expenses include franchise taxes, director compensation and insurance expense. Other expenses increased to $3.9 million from $3.3 million, or 16.7%, for the three months ended June 30, 2024, compared to the same three month period in 2023. The increase in other expenses over the comparative three months was primarily due to two nonrecurring expenses ($325 thousand legal settlement and a $200 thousand non-loan charge-off). For the six month period ended June 30, 2024 other expenses decreased to $6.0 million from $7.9 million, or 24.2%, for the same period in 2023. The decrease in other expenses over the comparative six months ended June 30, 2024 and 2023 was primarily due to a reduction in director fees.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 191.03% and 120.34% for the three months and six months ended June 30, 2024, respectively as compared to 47.23% and 49.37% for the same periods in 2023. The adverse change in the efficiency ratio was primarily driven by the recognition of goodwill impairment of $104.2 million. Excluding the goodwill impairment charge, the operating efficiency ratio (non-GAAP) was 55.19% and 53.12% for the three and six months ended June 30, 2024, respectively. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

As a percentage of average assets, total noninterest expense (annualized) was 4.77% for the three months ended June 30, 2024 as compared to 1.27% for the same period in 2023. As a percentage of average assets, total noninterest expense (annualized) was 2.98% for the six months ended June 30, 2024, as compared to 1.35% for the same period in 2023. Excluding the goodwill impairment charge, total operating noninterest expense (non-GAAP) (annualized) as a percentage of average assets was 1.38% and 1.32% for the three and six months ended June 30, 2024. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Income Tax Expense
For the three and six months ended June 30, 2024 the tax provision was $4.4 million and $7.4 million, respectively, compared to $8.2 million and $15.1 million for the three and six months ended June 30, 2023. The decrease in the tax provision over the comparative three and six months ended June 30, 2024 and 2023 was primarily due to decreases in pre-tax income period over period. The change in the effective tax rate over the comparative three and six months ended June 30, 2024 and 2023 was primarily driven by the impairment of the goodwill which is not deductible for tax purposes.
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

FINANCIAL CONDITION
Summary
Total assets were $11.3 billion and $11.7 billion at June 30, 2024 and December 31, 2023, respectively. The decrease in total assets of $362.5 million, or 3.1%, from December 31, 2023 to June 30, 2024 was primarily due to decreases in investment securities and interest-bearing deposits with other banks, and the impairment charge of goodwill related to a 2014 acquisition.
The largest component of assets, total loans, had an amortized cost basis of $8.0 billion at June 30, 2024, a 0.4% increase from the balance at December 31, 2023. The change in loans was a combination of increases in CRE, both owner occupied and income producing, partially offset by a reduction in commercial loans.
Investment securities, at amortized cost net of the ACL, totaled $2.6 billion at June 30, 2024 as compared to $2.7 billion at December 31, 2023, a decrease of $116.7 million, or 4.3%, that was primarily driven by the pay down of principal on mortgage-backed securities ("MBS") and calls of securities. At June 30, 2024 and December 31, 2023, investment securities available-for-sale had an amortized cost of $1.6 billion and $1.7 billion, respectively, and a fair value of $1.4 billion and $1.5 billion, respectively. Additionally, June 30, 2024 and December 31, 2023, investment securities held-to-maturity had an amortized cost (net of ACL of $2.0 million) of $1.0 billion and an estimated fair value of $856.3 million and $901.6 million, respectively.
In terms of funding, total deposits at June 30, 2024 were $8.3 billion, down from $8.8 billion at December 31, 2023, a decline of 6.1%. Total borrowings (excluding customer repurchase agreements) were $1.7 billion and $1.4 billion at June 30, 2024 and December 31, 2023, respectively. The decrease in deposits was primarily attributable to a decline in deposits from a third party payment processor related to the fluctuations in deposit levels resulting from its business, as well as declines in some public and brokered funding.
Total shareholders' equity declined to $1.2 billion as of June 30, 2024 from $1.3 billion as of December 31, 2023.
The Company's capital ratios remain substantially in excess of regulatory minimum and buffer requirements. Regulatory ratios based on risk-weighted assets experienced minor fluctuations of less than 1% from December 31, 2023 to June 30, 2024. The total risk based capital ratio was 15.07% at June 30, 2024, as compared to 14.79% at December 31, 2023. The common equity tier 1 capital ("CET1") risk based capital ratio was 13.92% at June 30, 2024, as compared to 13.90% at December 31, 2023. The tier 1 risk based capital ratio was 13.92% at June 30, 2024, as compared to 13.90% at December 31, 2023. The tier 1 leverage ratio was 10.58% at June 30, 2024, as compared to 10.73% at December 31, 2023.

The ratio of common equity to total assets was 10.35% at June 30, 2024, as compared to 10.92% at December 31, 2023 as common equity levels declined 8.2% over the six months ended June 30, 2024. Book value per share was $38.75 at June 30, 2024, a 9.0% decrease over $42.58 at December 31, 2023. These declines were primarily due to the goodwill impairment charge of $104.2 million.
In addition, the tangible common equity ratio was 10.35% at June 30, 2024, as compared to 10.12% at December 31, 2023. Tangible book value per share was $38.74 at June 30, 2024, a 0.9% decrease from $39.08 at December 31, 2023. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
Loans outstanding were $8.0 billion at June 30, 2024, an increase of $33.0 million, or 0.4%, from the balance at December 31, 2023. The loan portfolio has continued to grow in the six months ended June 30, 2024, driven by increased fundings of income producing CRE and ongoing construction projects for commercial and residential properties, partially offset by a reduction in commercial loans. Market rates in 2024 for our new loan originations remained consistent with the market rates at the end of 2023, reflecting that the Federal Reserve has not raised short-term interest rates in 2024. We continue to see opportunities for growth in the commercial real estate market in our focused sectors; our processes for evaluating these opportunities are designed to ensure they are subject to reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Following origination, we continue to monitor our borrowers' business plans and identify primary and alternative sources for loan repayment and, if necessary, obtain collateral to mitigate credit loss in the event of default.
Loans, net of amortized deferred fees and costs, at June 30, 2024 and December 31, 2023 by major category are summarized below.

	June 30, 2024		December 31, 2023
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,238,261	15%	$1,473,766	18%
PPP loans	407	—%	528	—%
Income producing - commercial real estate	4,217,525	53%	4,094,614	51%
Owner occupied - commercial real estate	1,263,714	16%	1,172,239	15%
Real estate mortgage - residential	61,338	1%	73,396	1%
Construction - commercial and residential	1,063,764	13%	969,766	12%
Construction - C&I (owner occupied)	99,526	1%	132,021	2%
Home equity	52,773	1%	51,964	1%
Other consumer	4,431	—%	401	—%
Total loans	8,001,739	100%	7,968,695	100%
Less: allowance for credit losses	(106,301)		(85,940)
Loans, net (1)	$7,895,438		$7,882,755
(1)Excludes accrued interest receivable of $46.8 million and $45.3 million at June 30, 2024 and December 31, 2023, respectively, which is recorded in other assets.

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
The Company's concentration in the Washington, D.C. metro area includes "Washington's Maryland Suburbs," which comprise Frederick, Prince George's and Montgomery counties and "Northern Virginia," which comprises Alexandria, Arlington, Falls Church, Fairfax, Loudoun and Prince William counties. At June 30, 2024, 31.1%, 27.6%, 24.5%, 5.4% and 11.4% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. At December 31, 2023, 31.5%, 26.4%, 25.1%, 5.5% and 11.5% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. While we remain cautious with regard to CRE market conditions, principally office, the strength of the Washington D.C. metro area in certain sectors, particularly multi-family CRE and the housing market, continue to drive premiums for well-located properties.
As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $6.4 billion and $6.1 billion, or 80.5% and 77.0% of total loans, of amortized cost outstanding at June 30, 2024 and December 31, 2023, respectively. Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. The Company has remained focused on monitoring sectors that have had a lasting impact from the ramifications of the COVID-19 pandemic, particularly income producing CRE loans collateralized by office properties, which comprised approximately $887.4 million and $949.0 million, or 11.1% and 11.9% of total loans, at June 30, 2024 and December 31, 2023, respectively. Office loans within Washington D.C., Washington's Maryland Suburbs and Northern Virginia were $818.2 million and $879.0 million, or 10.2% and 11.0% of total loans, at June 30, 2024 and December 31, 2023, respectively. As a percentage of total income producing - CRE office loans, 37.9%, 30.6% and 23.9% were located in Washington's Maryland Suburbs, Northern Virginia, and Washington, D.C., respectively, at June 30, 2024.

The following table summarizes the Company's income producing - commercial real estate loans, at principal, at June 30, 2024. Additionally, we present the three most recent quarters' data for percent of principal by loan size and geographical concentration a comparative analysis :

At June 30, 2024		Maryland		Virginia
(dollars in thousands)	Washington D.C.	Washington Suburbs	Other	Northern Virginia	Other	Other	Total	Percent of Total
Collateral Type:
Hotel & motel	$137,750	$80,579	$83,175	$60,223	$—	$21,936	$383,663	9%
Industrial	5,825	81,281	40,733	19,578	12,071	983	160,471	4%
Mixed use	265,272	47,185	371	54,609	25,758	5,377	398,572	9%
Multifamily	389,042	250,929	318	120,246	84,850	47,838	893,223	21%
Office	211,660	336,115	4,536	271,685	63,369	—	887,365	21%
Retail	81,300	99,537	61,613	79,103	99,615	1,927	423,095	10%
Single / 1-4 Family & Res. Condo	73,238	2,648	2,498	14,302	6,524	4,068	103,278	3%
Other	185,312	188,563	40,295	522,269	8,166	33,011	977,616	23%
Total	$1,349,399	$1,086,837	$233,539	$1,142,015	$300,353	$115,140	$4,227,283	100%
Percent of total	31%	26%	6%	27%	7%	3%	100%
Percent of Principal by Loan Size:
Less than $1 million	2%	1%	4%	3%	2%	2%
$1 million to $5 million	10%	10%	19%	7%	8%	15%
$5 million to $10 million	7%	8%	28%	5%	12%	39%
$10 million to $25 million	18%	17%	30%	31%	28%	12%
$25 million to $50 million	51%	26%	19%	37%	26%	32%
Greater than $50 million	12%	38%	—%	17%	24%	—%
Total	100%	100%	100%	100%	100%	100%

At March 30, 2024
Percent of Principal by Loan Size
Less than $1 million	2%	2%	3%	2%	2%	3%
$1 million to $5 million	9%	10%	15%	7%	8%	16%
$5 million to $10 million	8%	7%	32%	6%	10%	35%
$10 million to $25 million	16%	19%	31%	34%	29%	13%
$25 million to $50 million	52%	23%	19%	32%	27%	33%
Greater than $50 million	13%	39%	—%	19%	24%	—%
Total	100%	100%	100%	100%	100%	100%

At December 31, 2023
Percent of Principal by Loan Size
Less than $1 million	2%	2%	3%	2%	2%	3%
$1 million to $5 million	10%	9%	18%	8%	9%	18%
$5 million to $10 million	8%	6%	30%	6%	11%	29%
$10 million to $25 million	17%	22%	30%	37%	21%	15%
$25 million to $50 million	51%	22%	19%	29%	30%	35%
Greater than $50 million	12%	39%	—%	18%	27%	—%
Total	100%	100%	100%	100%	100%	100%

At June 30, 2024, $247.5 million of principal of loans collateralized by office properties were criticized or classified.
At June 30, 2024, the Company had no concentrations of loans with any one borrower in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.
The following table sets forth the time to the final contractual maturity of the loan portfolio as of June 30, 2024:

	June 30, 2024
(dollars in thousands)	Total	One Year or Less (1)	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,238,261	$369,563	$708,893	$156,148	$3,657
PPP loans	407	—	407	—	—
Income producing - commercial real estate (2)	4,217,525	1,671,591	2,223,824	322,110	—
Owner occupied - commercial real estate	1,263,714	221,318	489,611	341,336	211,449
Real estate mortgage - residential	61,338	13,434	37,861	472	9,571
Construction - commercial and residential	1,063,764	321,763	709,087	3,060	29,854
Construction - C&I (owner occupied)	99,526	27,729	3,564	9,563	58,670
Home equity	52,773	1,652	1,987	946	48,188
Other consumer	4,431	4,214	—	—	217
Total loans	$8,001,739	$2,631,264	$4,175,234	$833,635	$361,606
Loans with:
Predetermined fixed interest rate	$3,127,123	$1,007,493	$1,612,565	$432,751	$74,314
Floating or adjustable interest rate	4,874,616	1,623,771	2,562,669	400,884	287,292
Total loans	$8,001,739	$2,631,264	$4,175,234	$833,635	$361,606
(1)Demand loans, having no contractual maturity, and overdrafts are reported as due in one year or less.
(2)Income producing CRE office loans, which had total principal of $887.4 million at June 30, 2024 and are included within income producing - commercial real estate, had principal of $297.9 million, $574.1 million, $15.2 million, and $0.2 million aggregated with one year or less, over one year to five years, over five years to fifteen years, and over fifteen years remaining until contractual maturity, respectively. Approximately $126.4 million and $361.1 million of income producing CRE office loans as of June 30, 2024 were due to mature within three months and 18 months, respectively.
Allowance for Credit Losses
The ACL is an estimate based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank. A full discussion of the accounting for ACL is contained in Note 1 to the Consolidated Financial Statements and activity in the ACL is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption "Provision for Credit Losses" for a discussion of the Company's calculation of the provision for credit losses during the six months ended June 30, 2024 and 2023.
The ACL for loans at June 30, 2024 at $106.3 million, reflected a $20.4 million increase from December 31, 2023 when it was $85.9 million, reflecting a provision for credit losses of $44.1 million and $23.7 million in net charge-offs during the six months ended June 30, 2024. Net charge-offs, on an annualized basis, represented 0.59% of average loans for the six months ended June 30, 2024, an increase from net charge-offs of $6.6 million during the six months ended June 30, 2023, which represented 0.17% of average loans, excluding loans held for sale, on an annualized basis. Net charge-offs during the six months ended June 30, 2024 included $20.1 million of charge offs on one CRE office lending relationship. At June 30, 2024, the ACL for loans represented 1.33% of total loans outstanding, as compared to 1.08% at December 31, 2023. The ACL represented 114% of nonperforming loans at June 30, 2024, as compared to 131% at December 31, 2023. Refer to the "Provision for Credit Losses" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the provision for credit losses.

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
The Company believes it has taken a prudent posture with respect to risk rating its loan portfolio. As of June 30, 2024 and December 31, 2023, loans rated special mention had an amortized cost of $307.9 million and $207.1 million, respectively, and loans rated substandard had an amortized cost of $403.3 million and $335.8 million, respectively. The increases in special mention loans were primarily attributable to additions in CRE loans, particularly in income producing - commercial real estate and commercial construction loans, and commercial loans. The increases in substandard loans were primarily attributable to additions in CRE loans, particularly in owner occupied - commercial real estate loan and commercial construction loans. At June 30, 2024, 100% and 74% of special mention and substandard loans, respectively, were current. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.
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
At June 30, 2024 and December 31, 2023, the Company's performing office coverage ratio, which calculates the ACL attributable to loans collateralized by performing office properties as a percentage of total loans, was 4.05% and 1.91%, respectively.
The following table sets forth activity in the ACL for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Balance at beginning of period	$85,940	$74,444
Charge-offs:
Commercial	(2,587)	(1,360)
Income producing - commercial real estate	(21,329)	(5,306)
Construction - commercial and residential	(129)	(136)
Other consumer	(70)	(50)
Total charge-offs	(24,115)	(6,852)
Recoveries:
Commercial	166	232
Income producing - commercial real estate	185	—
Owner occupied - commercial real estate	47	8
Construction - commercial and residential	—	34
Other consumer	—	5
Total recoveries	398	279
Net charge-offs	(23,717)	(6,573)
Provision for credit losses - loans	44,078	10,158
Balance at end of period	$106,301	$78,029

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.59%	0.17%

The following table reflects the allocation of the ACL at the dates indicated. The allocation of the allowance at June 30, 2024 includes ACL of $2.3 million against individually assessed loans of $98.1 million, as compared to ACL of $641 thousand against individually assessed loans of $66.1 million at December 31, 2023. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	June 30, 2024			December 31, 2023
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$21,011	20%	15%	$17,824	21%	18%
Income producing - commercial real estate	53,251	50%	53%	40,050	47%	51%
Owner occupied - commercial real estate	15,641	14%	16%	14,333	16%	15%
Real estate mortgage - residential	750	1%	1%	861	1%	1%
Construction - commercial and residential	13,510	13%	13%	10,198	12%	12%
Construction - C&I (owner-occupied)	1,431	1%	1%	1,992	2%	2%
Home equity	677	1%	1%	657	1%	1%
Other consumer	30	—%	—%	25	—%	—%
Total allowance	$106,301	100%	100%	$85,940	100%	100%
Nonperforming Assets
The Company's level of nonperforming assets, which comprise the amortized cost of loans delinquent 90 days or more and nonaccrual loans, which includes the nonperforming portion of loan modifications, and the carrying value of OREO, totaled $98.9 million at June 30, 2024 representing 0.88% of total assets, as compared to $66.6 million of nonperforming assets, or 0.57% of total assets, at December 31, 2023. The increase is primarily due to the increase in nonperforming loans discussed below.
The Company had no accruing loans 90 days or more past due at June 30, 2024 or December 31, 2023. Management prioritizes remaining attention to early signs of deterioration in borrowers’ financial conditions and to taking action designed to mitigate risk. The Company places loans on nonaccrual status if it deems collection to be doubtful. The Company believes it is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its ACL, at 1.33% of total loans at June 30, 2024, is adequate to absorb expected credit losses within the loan portfolio at that date.
Total nonperforming loans had an amortized cost of $98.2 million at June 30, 2024, representing 1.23% of total loans, compared to $65.5 million at December 31, 2023, representing 0.82% of total loans. The increase was primarily from the addition of two income-producing commercial real estate loans to non-accruing status following a partial charge-off on the combined balances in the six months ended June 30, 2024.
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
The Company evaluates loan modifications according to the accounting guidance for loan modifications to determine if the modification results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. A loan that is considered a modified loan may be subject to an individually-evaluated loan analysis if the commitment is $500 thousand or greater; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated provisions are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status, foreclosure or repossession of the collateral to minimize economic loss to the Company.
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
During the six months ended June 30, 2024, the Bank modified 26 loans with a total amortized cost of $178.8 million at June 30, 2024 (2.2% of the loan portfolio). These loans received extended loan terms of between approximately one to 12 months.
Loans modified in the preceding twelve months totaled $251.6 million, of which approximately $3.4 million are loans 30-89 days past due and $66.4 million are on non-accrual status. All other loans are performing under their modified terms.
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
Included in nonperforming assets was OREO of $773 thousand, comprising four foreclosed properties, at June 30, 2024 and $1.1 million, comprising two foreclosed properties, at December 31, 2023. OREO properties are carried at the lower of cost or fair value less estimated costs to sell.

It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations on OREO properties where it has reason to believe, based upon market indications (such as: comparable sales, a scenario in which the Company is considering legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. Two OREO properties were sold during the six months ended June 30, 2024 and one OREO property was sold during the three and six months ended June 30, 2023, generating proceeds of $656 thousand and $609 thousand, respectively. There were no sales of OREO property during the three months ended June 30, 2024.
The following table shows the amounts of nonperforming assets, including loans at amortized cost and OREO at the lower of cost or fair value less estimated costs to sell:

(dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual Loans:
Commercial	$1,951	$2,049
Income producing - commercial real estate(1)	72,157	40,926
Owner occupied - commercial real estate	19,795	19,836
Real estate mortgage - residential	1,923	1,946
Construction - commercial and residential	2,062	525
Home equity	265	242
Total nonperforming loans	98,153	65,524
Other real estate owned	773	1,108
Total nonperforming assets	$98,926	$66,632

Coverage ratio, allowance for credit losses to total nonperforming loans	108%	131%
Ratio of nonperforming loans to total loans	1.23%	0.82%
Ratio of nonperforming assets to total assets	0.88%	0.57%
(1)Includes loans held for sale of $5 million that were on nonaccrual status at June 30, 2024.
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
At June 30, 2024, there were $403.3 million of Substandard loans. Substandard loans are considered potential or actual problem loans due to known information about possible or actual credit problems which causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in the reclassification to the past due, nonaccrual or restructured loan categories, as appropriate. Based upon their status as potential or actual problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.
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

The following table summarizes the Company's deposits at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Balance	Percentage	Balance	Percentage
Noninterest-bearing demand	$1,693,955	20%	$2,279,081	26%
Interest-bearing transaction	1,123,980	14%	997,448	11%
Savings and money market	3,165,314	38%	3,314,043	38%
Time deposits	2,284,099	28%	2,217,467	25%
Total	$8,267,348	100%	$8,808,039	100%

For the six months ended June 30, 2024, total deposits decreased by $540.7 million as compared to December 31, 2023. The decrease was primarily attributable to a $585.1 million decrease in noninterest bearing demand deposits and a reduction in savings and money market accounts of $148.7 million, which was partially offset by a $126.5 million increase in interest bearing transaction deposits. These deposit changes were the result of a decline in deposits from a third party payment processor related to the fluctuations in deposit levels resulting from its business, as well as declines in some public and brokered fundings.
No single depositor represented more than 10% of total deposits as of June 30, 2024. The ten largest depositors not associated with brokered pass-through relationships represented approximately 16% of total deposits in the aggregate as of June 30, 2024. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end compared to average deposit balances.
From time to time, when appropriate in order to fund strong loan demand or account for increased deposit outflow, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm and other national brokerage networks, including IntraFi Network, LLC ("IntraFi"). Additionally, the Bank participates in the Certificates of Deposit Account Registry Service ("CDARS") and the Insured Cash Sweep product ("ICS"), which provide for reciprocal ("two-way") transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The total of reciprocal deposits at June 30, 2024 was $1.5 billion (17.6% of total deposits) as compared to $1.6 billion (17.7% of total deposits) at December 31, 2023. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to obtain one-way CDARS deposits and participates in IntraFi's Insured Network Deposit Program ("IND"). The Bank had $714.2 million and $786.5 million of IND brokered deposits as of June 30, 2024 and December 31, 2023, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks changes due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty in obtaining them in the future. In that event, we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.

We have used brokered deposits and intend to continue to use brokered deposits as one of our funding sources to support future growth. At June 30, 2024, total brokered deposits were $3.9 billion, or 46.9% of total deposits, of which $1.5 billion were attributable to the CDARS and ICS two-way accounts. Total brokered deposits comprised $1.5 billion, $1.5 billion, and $865.0 million of time deposits, savings and money market accounts and interest-bearing transaction accounts, respectively, at June 30, 2024. At December 31, 2023, total brokered deposits (excluding the CDARS and ICS two-way) were $2.5 billion, or 28.8% of total deposits, and comprised $1.5 billion, $961.5 million, and $108.2 million of time deposits, savings and money market accounts, and interest-bearing transaction accounts, respectively.
At June 30, 2024 and December 31, 2023, total deposits included estimated totals of $2.3 billion and $2.8 billion of uninsured deposits, which represented 27.5% and 31.4% of total deposits, respectively. The decrease in the percentage of the Bank's deposits that are uninsured was in part due to customers' increased use of the products facilitated by IntraFi that enable customers to maximize FDIC deposit insurance coverage for their deposits.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $39.2 million at June 30, 2024 compared to $30.6 million at December 31, 2023. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed MBS. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at June 30, 2024 and December 31, 2023.
At June 30, 2024, the Company had $590.0 million in FHLB secured borrowings outstanding compared to none at December 31, 2023. Outstanding FHLB advances are secured by collateral consisting of specifically pledged marketable investment securities and a blanket lien on qualifying loans in the Bank's commercial mortgage, residential mortgage and home equity loan portfolios. Additionally, at June 30, 2024 and December 31, 2023, the Company had $1.0 billion and $1.3 billion of outstanding borrowings under the BTFP. Outstanding BTFP advances are secured by collateral consisting of specifically pledged qualifying investment securities. Outstanding short-term advances and borrowings are part of the overall asset liability strategy to support loan growth.
The subordinated notes outstanding at June 30, 2024 and December 31, 2023 comprised the Company's August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024. The Company is considering various options to finance the upcoming maturity of the subordinated debt, and the Company may seek to issue new subordinated notes or other debt securities to replace those that are maturing, or fund the maturity through other means. Given prevailing interest rates, any new debt securities to refinance the subordinated notes are expected to have a higher interest rate than the subordinated notes.

Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit were as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Unfunded loan commitments	$1,805,922	$1,981,334
Unfunded lines of credit	96,650	98,614
Letters of credit	77,620	87,146
Total	$1,980,192	$2,167,094

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

Liquidity Management
Liquidity is a measure of the Company's and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. Approximately 59% of the Company's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. As of June 30, 2024, the unrealized losses recorded on the available-for-sale securities were acting as a deterrent to any sale of those securities to raise liquidity. However, these securities are utilized as pledged assets that provide secondary liquidity through the form of additional available borrowings. Investment securities that are classified as held-to-maturity can also be used as collateral to pledge against additional borrowings. The Company's primary sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial.
The following table summarizes the Company's secondary sources of liquidity in use and available at June 30, 2024:

(dollars in thousands, except amount in the footnotes)	Secondary Sources of Liquidity in Use	Secondary Sources of Liquidity Remaining Available
June 30, 2024:
Unsecured brokered deposits (1)	$886,325	$1,914,684
FHLB secured borrowings	590,000	1,318,817
FRB:
BTFP secured borrowings	1,000,000	—
Discount window secured borrowings	—	1,935,019
Federal funds lines	—	145,000
Customer repurchase agreements	39,220	—
Raymond James repurchase agreement	—	17,893

Unpledged assets: (2)
Interest-bearing deposits with banks	N/A	35,355
Investment securities	N/A	151,249
Total	$2,515,545	$5,518,017
(1)The available liquidity from the unsecured brokered deposits represents unsecured funds under one-way CDARS and ICS brokered deposits that would require then current market rates and be dependent on the availability of funds in those networks.
(2)Comprise unencumbered assets that could be liquidated or used as collateral to obtain additional liquidity through debt financing.

The funding mix has continued to change throughout the six months ended June 30, 2024. Deposits were $8.3 billion and $8.8 billion at June 30, 2024 and December 31, 2023, respectively. The decrease in deposits was primarily attributable to a $585.1 million decrease in noninterest bearing demand deposits and a reduction in savings and money market accounts of $148.7 million, partially offset by a $126.5 million increase in interest bearing transaction deposits. These funding mix changes were the result of a decline in deposits from a third party payment processor related to the fluctuations in deposit levels resulting from its business, as well as declines in some public and brokered fundings. Borrowings at quarter-end were $1.7 billion and $1.4 billion at June 30, 2024 and December 31, 2023, respectively. The increase in borrowings was attributable to net fundings on the Company's secured borrowings.
The Bank can purchase up to $145.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at June 30, 2024 and December 31, 2023. The Bank can borrow unsecured funds under one-way CDARS and ICS brokered deposits up to $1.9 billion, against which there was $886.3 million outstanding at June 30, 2024. The Bank also has custodial agreements with various broker-dealers through IntraFi's IND program which provided $714.2 million of brokered deposits at June 30, 2024.
At June 30, 2024, the Bank was eligible to draw on advances from the FHLB up to $1.9 billion based on assets pledged as collateral to the FHLB, against which the Bank borrowed $590.0 million as of June 30, 2024. The Bank had no FHLB borrowings outstanding at December 31, 2023. The Bank posted additional collateral to the FHLB during the six months ended June 30, 2024 and during the year ended December 31, 2023 to increase its eligibility for advances to meet its ongoing liquidity needs and expects to continue to utilize this source of funding in the future.
In March 2023, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of the BTFP. The BTFP provided eligible depository institutions, including the Bank, an additional source of liquidity. Subsequent to its initiation, the Federal Reserve also modified the terms of the program so that the interest rate for new loans would be no lower than the interest rate on reserve balances in effect on the day the loan is made. In January 2024, the Company borrowed an additional $500.0 million through the BTFP and refinanced $500.0 million under the program at an interest rate of 4.76% and a maturity in January 2025. The Federal Reserve discontinued the origination of new loans on March 11, 2024, as scheduled. At June 30, 2024, the Bank had $1.0 billion of BTFP borrowings outstanding. This alternative source of liquidity is being utilized for balance sheet optimization.
The Bank has a back-up borrowing facility through the Discount Window at the Federal Reserve. This facility, which can be used to borrow up to $1.9 billion, is collateralized with specific assets identified to the Federal Reserve. During the second quarter, additional collateral in the form of acceptable loans was pledged to the Discount Window increasing available contingent capacity. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only. There can be no assurance, however, that these alternative sources of liquidity will continue to be available or will be sufficient to meet our ongoing liquidity needs.
In total, the Bank's aggregate borrowing capacity at June 30, 2024 was $3.4 billion, which consists of $1.3 billion and $1.9 billion of additional aggregate capacity to borrow from the FHLB and the Federal Reserve's Discount Window, respectively, on assets that have been pledged; along with $17.9 million of aggregate capacity to borrow on a pledge security through a repurchase agreement with Raymond James. The Bank also has unencumbered securities totaling approximately $151.2 million available for pledging to the FHLB or the Federal Reserve for additional borrowing capacity.
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

There is, however, a risk that the cost of funds will increase significantly as the Bank competes for deposits or that some deposits would be lost if rates were to continue to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run, but the use of such sources may negatively impact our net interest margin and our earnings. The mix of sources used in the second quarter of 2024 negatively impacted our net interest margin and earnings, as is expected in an economic environment with continued elevated rates. There can be no assurance that the mix of sources of funds available to us at any particular time in the future will be adequate to meet our future liquidity needs. However, the market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a rising or high interest rate environment. Most of our noninterest bearing deposits are operating deposits or compensating balances that are held in connection with lending relationships. The potential outflow of such deposits is a risk unless we pay a more competitive rate of interest on them, which could significantly and negatively impact the Bank’s interest expense and net interest margin, as the transfer of some noninterest-bearing deposits to interest-bearing deposits did in 2023. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee ("ALCO") has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. During the first six months ended June 30, 2024, average short term liquidity, comprising interest bearing deposits with other banks and other short-term investments and investment securities available-for-sale, was $3.1 billion, which is above the Bank's average needs. Secondary sources of liquidity available at June 30, 2024 were $5.5 billion, which include the FHLB, other insured brokered deposit sweep programs, unpledged securities, Fed funds lines, and the FRB Discount Window. At June 30, 2024, the Company held total securities available to be pledged with an estimated fair value of $151.2 million. At June 30, 2024, under the Bank’s liquidity formula, it had $6.6 billion of primary and secondary liquidity sources. Management believes the amount is adequate to meet current and projected funding needs.

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
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. Although growth in that segment over the past 36 months at 21% did not exceed the 50% threshold laid out in the regulatory guidance, we expect the heightened supervisory expectations to continue to apply to us given the federal banking regulators’ general focus on commercial real estate exposures at banks.
At June 30, 2024, we did exceed the construction, land development, and other land acquisitions regulatory concentration threshold, and we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 121% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio.
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
At June 30, 2024, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt and the qualifying portion of the ACL. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET1 ratio is the Tier 1 capital ratio but excluding preferred stock.
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
The FRB and the FDIC have adopted rules (the "Basel III Rules") implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain a CET1 ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. At June 30, 2024, the Company and the Bank meet all these requirements.
The Company announced a regular quarterly cash dividend on June 28, 2024 of $0.45 per share to shareholders of record on July 20, 2024 and it was paid on July 31, 2024.
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

The capital amounts and ratios for the Company and Bank as of June 30, 2024 and December 31, 2023 are presented in the table below.

	Company		Bank		Minimum Required Basel III	To Be Well-Capitalized Under Prompt Corrective Action Regulations (1)
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2024
CET1 capital (to risk weighted assets)	$1,332,436	13.92%	$1,327,510	13.95%	7.00%	6.50%
Total capital (to risk weighted assets)	$1,442,316	15.07%	$1,437,389	15.11%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	$1,332,436	13.92%	$1,327,510	13.95%	8.50%	8.00%
Tier 1 capital (to average assets)	$1,332,436	10.58%	$1,327,510	10.59%	4.00%	5.00%

December 31, 2023
CET1 capital (to risk weighted assets)	$1,335,967	13.90%	$1,330,001	13.92%	7.00%	6.50%
Total capital (to risk weighted assets)	$1,421,347	14.79%	1,415,381	14.81%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	$1,335,967	13.90%	1,330,001	13.92%	8.50%	8.00%
Tier 1 capital (to average assets)	$1,335,967	10.73%	1,330,001	10.72%	4.00%	5.00%
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
During the six months ended June 30, 2024, the Company was able to produce a net interest margin of 2.42% as compared to 2.63% during the same period in 2023 and continues to manage its overall interest rate risk position.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits.
The loan portfolio increased during the first six months of 2024. The re-pricing duration of the loan portfolio was 11 and 12 months at June 30, 2024 and December 31, 2023, respectively, with fixed rate loans amounting to 39% of total loans at June 30, 2024 and 38% at December 31, 2023. Variable and adjustable rate loans comprised 61% of total loans at June 30, 2024 and 62% at December 31, 2023. Variable rate loans are generally indexed to the Secured Overnight Funding Rate ("SOFR") or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

In the current and expected future interest rate environment, the Company has maintained its investment portfolio to manage the balance between yield and risk in its portfolio of MBS. Further, the Company has been principally collecting cash flows from the investment portfolio to provide liquidity. At June 30, 2024, the amortized cost less allowance of the investment portfolio decreased by $116.6 million, or 4.3%, as compared to the balance at December 31, 2023.
Based on amortized cost, the percentage mix of municipal securities was 5% of total investments at June 30, 2024 and December 31, 2023. The portion of the portfolio invested in MBS was 61% at June 30, 2024 and December 31, 2023. The portion of the portfolio invested in U.S. agency investments was 27% at June 30, 2024 and December 31, 2023. Corporate bonds made up 5% of total investments at June 30, 2024 and December 31, 2023. U.S. treasury bonds were 2% of total investments at June 30, 2024 and December 31, 2023. The duration of the investment portfolio decreased to 4.2 years at June 30, 2024 from 4.4 years at December 31, 2023.
At June 30, 2024, $80.3 million of corporate bonds were subordinated debt from other financial institutions. Corporate bonds generally, and subordinated debt in particular, pose credit risk such that if any of these issuers were to enter bankruptcy or insolvency proceedings, we could experience losses that may be material to operating results and our financial condition. We may also experience increases in provisions for credit losses, adversely affecting our net income, if the creditworthiness of the issuers declines, whether due to idiosyncratic factors, economic conditions generally or other unforeseen factors or events.
The Company has credit risk participation agreements ("RPAs") with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative and have an asset position with a notional value of $49.5 million as of June 30, 2024. The changes in fair value for these contracts are recognized directly in earnings.
The duration of the total deposit portfolio decreased as rates rose, measuring 25 months at June 30, 2024 and 28 months at December 31, 2023. The Company experienced a total deposit decrease of $540.7 million for the six months ended June 30, 2024 as compared to a total loan increase of $33.0 million for the same period. The funding mix has continued to change in the six months ended June 30, 2024. The decrease in deposits was primarily attributable to a $585.1 million decrease in noninterest bearing demand deposits and a reduction in savings and money market accounts of $148.7 million, partially offset by a $193.2 million increase in interest bearing transaction deposits. These funding mix changes were the result of a decline in deposits from a third party payment processor related to the fluctuations in deposit levels resulting from its business, as well as declines in some public and brokered fundings. During the six months ended June 30, 2024, the Company’s cost of interest bearing deposits increased by 22 basis points across its interest-bearing deposits, which comprise 79.5% of its total deposits at June 30, 2024.
The net unrealized loss before income tax on the investment securities available-for-sale portfolio was $163.8 million and $162.0 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the net unrealized loss position represented 10.34% of the investment portfolio's book value.
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
Market rates have stabilized as the last short-term interest rate increase from the Federal Reserve was instituted in July 2023. While yields on interest-earning assets have increased, including the impact of the reset of variable and adjustable rate loans, as scheduled, our cost of funds on interest-bearing liabilities has also increased in connection with increased utilization of interest-bearing deposits and borrowings and increasing rates on those financing sources. As a result, the net interest margin has declined slightly, as compared to the two previous quarters.

Our rate risk modeling showed very modest net interest margin expansion in an increasing rate environment; however, the model's prediction is the result of increases in both interest income on variable and adjustable rate loans and interest expense on its deposit liabilities, based on our funding needs, market conditions and certain contractual obligations but with no changes in the mix of assets or liabilities or the spreads we are able to earn. The model also assumes a stable interest rate environment after the programmed rate change, allowing assets and liabilities to reprice at their schedule in a stable environment, which may be quite different than real world conditions. Interest rate floors on certain of the Company's variable and adjustable rate loans may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded, though this is not relevant for the current rate environment with most variable rate loans well above their floor rate. At June 30, 2024, the Company had a portfolio of $4.9 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 7.83%, which was a 1 bps increase from December 31, 2023. At June 30, 2024, only $187.8 million of loans held by the Company were earning interest at their floor rate, and the majority of those are expected to reset at rates higher than their floor at their next rate reset date.
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
The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100, 200, and 300 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, earnings and the market equity over the next twelve and twenty-four month periods from June 30, 2024. In addition to analysis of simultaneous changes in interest rates along the yield curve, an analysis of changes based on interest rate "ramps" is also performed. Such analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.
For the analysis presented below, at June 30, 2024, the simulation assumes a 100 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points and assumes a 100 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The Bank does have deposits with contractual terms which means these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall measure of the correlation between deposit costs and market rate changes is modeled at 100%. The Company utilized the same assumptions for its analysis at December 31, 2023.
Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the interest rate risk model. If this were to occur, the effects of a rising or declining interest rate environment may not be in accordance with management’s expectations.
As quantified in the table below, the Company's analysis at June 30, 2024 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked down 100, 200, and 300 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. At June 30, 2024, the repricing duration of the (a) investment portfolio was 4.2 years, (b) loan portfolio was 0.9 years, (c) interest bearing deposit portfolio was 1.2 years, and (d) the borrowed funds portfolio was 0.3 years.

The following table reflects the result of simulation analysis on the June 30, 2024 asset and liabilities balances:

Change in interest rates (basis points)		Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+	400	0.1%	0.9%	(7.9)%
+	300	0.2%	0.9%	(5.7)%
+	200	0.2%	0.8%	(3.4)%
+	100	0.2%	0.7%	(1.4)%
	—	—	—	—
-	100	1.0%	2.4%	1.0%
-	200	2.4%	5.7%	0.4%
-	300	3.9%	9.4%	(2.7)%

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
The improvement in net interest income and net income of 1% and 2.4%, respectively, given a 100 basis point decrease in market interest rates at June 30, 2024 compares to declines of 2.7% and 5.3%, respectively, for the same period in 2023, and reflects in large measure the beta factor discussion above. The analysis at the end of the first six months of 2024 compared to the first six months of 2023, showed that in an environment of increasing rates the continued increase in income is dependent on rate increases, which are passed through to borrowers basis point for basis point, as opposed to the prior year where our model suggested rising rates would not be fully passed on to depositors. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at June 30, 2024 are not believed to be excessive.
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

Use of Non-GAAP Financial Measures
The information set forth below contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are "tangible common equity," "tangible book value per common share," "tangible common equity ratio," "average tangible common equity," "annualized return on average tangible common equity," "efficiency ratio," "operating efficiency ratio," "operating net income," "operating annualized return on average tangible common equity," "operating noninterest expense," "operating revenue," "operating pre-provision net revenue," "operating net income," and "operating earnings per share (diluted)." The Company considers these non-GAAP measurements useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions. Management uses these non-GAAP measures in its analysis of our performance because it believes these measures are used as a measure of our performance by investors.
The Company calculates the tangible common equity ratio by excluding the balance of intangible assets from common shareholders' equity, or tangible common equity, and dividing by tangible assets. The Company calculates tangible book value per common share by dividing tangible common equity by common shares outstanding, as compared to book value per common share, which the Company calculates by dividing common shareholders' equity by common shares outstanding. The Company calculates the ROATCE by dividing net income available to common shareholders by average tangible common equity which is calculated by excluding the average balance of intangible assets from the average common shareholders' equity. The Company calculates operating ROATCE by dividing operating net income available to common shareholders by average tangible common equity which is calculated by excluding the average balance of intangible assets from the average common shareholders' equity. The Company considers this information important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk based ratios, and as such is useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions.

Operating noninterest expense is a non-GAAP financial measure derived from GAAP based amounts. The Company calculates operating noninterest expense by subtracting from noninterest expense the one-time goodwill impairment of $104.2 million. During the three months ended June 30, 2024, Management determined that a triggering event had occurred as a result of the Company's sustained decrease in the Company’s stock price. Management performed an interim quantitative impairment test, resulting in the impairment charge on its only reporting unit as of May 31, 2024 and determined that goodwill had become fully impaired, which resulted in an impairment charge of $104.2 million to reduce fully the carrying value of the Company's goodwill. The Company considers the adjusted metric information that is important to shareholders because the impairment charge was a one-time event that occurred during the second quarter of 2024. The operating noninterest expense allows investors to better compare the Company's performance against historical periods.
The Company calculates the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The operating efficiency ratio is calculated by first subtracting from noninterest expense the one-time goodwill impairment of $104.2 million, and then by dividing the operating noninterest expense by the sum of net interest income and noninterest income. The efficiency ratio and the operating efficiency ratio measures a bank's overhead as a percentage of its revenue. The Company believes that reporting the non-GAAP efficiency ratio and the non-GAAP operating efficiency ratio more closely measures its effectiveness of controlling operational activities.

The Company calculates pre-provision net revenue by subtracting noninterest expense from the sum of net interest income and noninterest income. The operating pre-provision net revenue is calculated by first subtracting from noninterest expense the one-time goodwill impairment of $104.2 million, and then by subtracting the operating noninterest expense from the sum of net interest income and noninterest income. The Company considers this information important to shareholders because it illustrates revenue excluding the impact of provisions and reversals to the ACL on loans.
These disclosures should not be considered in isolation or as a substitute for results determined in accordance with GAAP and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. Management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measures.
The following tables reconcile the GAAP financial measures to the associated non-GAAP financial measures:

(dollars in thousands except per share data)	June 30, 2024	December 31, 2023
Common shareholders' equity	$1,169,459	$1,274,283
Less: Intangible assets	(129)	(104,925)
Tangible common equity	$1,169,330	$1,169,358

Book value per common share	$38.75	$42.58
Less: Intangible book value per common share	(0.01)	(3.50)
Tangible book value per common share	$38.74	$39.08

Total assets	$11,302,023	$11,664,538
Less: Intangible assets	(129)	(104,925)
Tangible assets	$11,301,894	$11,559,613
Tangible common equity ratio	10.35%	10.12%

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Average common shareholders' equity	$1,263,627	$1,245,647	$1,276,641	$1,243,325
Less: Average intangible assets	(99,827)	(104,224)	(102,272)	(104,227)
Average tangible common equity	$1,163,800	$1,141,423	$1,174,369	$1,139,098

Net (loss) income available to common shareholders	$(83,802)	$28,692	$(84,140)	$52,926
Average tangible common equity	1,163,800	1,141,423	1,174,369	1,139,098
Annualized return on average tangible common equity	(28.96)%	10.08%	(14.41)%	9.37%

Net (loss) income	$(83,802)	$28,692	$(84,140)	$52,926
Add back of goodwill impairment	104,168	—	104,168	—
Operating net income (Non-GAAP)	$20,366	$28,692	$20,028	$52,926
Operating annualized return on average tangible common equity (Non-GAAP)	7.04%	10.08%	3.43%	9.37%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net interest income	$71,353	$71,811	$146,051	$146,835
Noninterest income	5,332	8,595	8,921	12,295
Operating revenue	76,685	80,406	154,972	159,130
Noninterest expense	146,491	37,978	186,488	78,562
Exclude goodwill impairment	(104,168)	—	(104,168)	—
Operating noninterest expense (Non-GAAP)	42,323	37,978	82,320	78,562

Efficiency ratio	191.03%	47.23%	120.34%	49.37%
Operating efficiency ratio (Non-GAAP)	55.19%	47.23%	53.12%	49.37%

Net interest income	$71,353	$71,811	$146,051	$146,835
Noninterest income	5,332	8,595	8,921	12,295
Operating revenue	76,685	80,406	154,972	159,130
Noninterest expense	146,491	37,978	186,488	78,562
Pre-provision net revenue	(69,806)	42,428	(31,516)	80,568
Add back of goodwill impairment	104,168	—	104,168	—
Operating pre-provision net revenue (Non-GAAP)	$34,362	$42,428	$72,652	$80,568
Operating net (loss) income and operating (loss) earnings per share (diluted) are non-GAAP financial measures derived from GAAP based amounts. The Company calculates operating net (loss) income by excluding from net (loss) income the one-time goodwill impairment of $104.2 million. During the three months ended June 30, 2024, Management determined that a triggering event had occurred as a result of the share price trading under book value for more than four quarters. Management performed an interim quantitative impairment test as of May 31, 2024, and determined that goodwill had become fully impaired, resulting in the impairment charge on its only reporting unit, of $104.2 million to reduce fully the carrying value of the Company's goodwill. The Company calculates operating (loss) earnings per share (diluted) by dividing net (loss) income excluding the one-time goodwill impairment of $104.2 million by the weighted average shares outstanding (diluted) for the three and six months ended June 30, 2024. The Company considers this information important to shareholders because operating net (loss) income and operating (loss) earnings per share (diluted) provides investors insight into how Company earnings changed exclusive of the impairment charge to allow investors to better compare the Company's performance against historical periods.

The table below provides a reconciliation of operating net (loss) income and operating (loss) earnings per share (diluted) to the nearest GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net (loss) income	$(83,802)	$28,692	$(84,140)	$52,926
Add back of goodwill impairment	104,168	—	104,168	—
Operating net income (Non-GAAP)	$20,366	$28,692	$20,028	$52,926

(Loss) earnings per share (diluted) (1)	$(2.78)	$0.94	$(2.79)	$1.72
Add back of goodwill impairment per share (diluted)	3.45	—	3.46	—
Operating earnings per share (diluted) (Non-GAAP)	$0.67	$0.94	$0.67	$1.72

(1) For periods ended with a net loss, anti-dilutive financial instruments have been excluded from the calculation of earnings per share (diluted). Operating earnings per share (diluted) calculations include the impact of outstanding equity-based awards for all periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk."
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2024 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to "Note 13. Legal Contingencies" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
(i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023
(ii) Consolidated Statement of Operations for the three and six months ended June 30, 2024 and 2023
(iii) Consolidated Statement of Comprehensive (Loss) Income for the three and six months ended June 30, 2024 and 2023
(iv) Consolidated Statement of Changes in Shareholders' Equity for the three and six months ended June 30, 2024 and 2023
(v) Consolidated Statement of Cash Flows for the six months ended June 30, 2024 and 2023
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date:	August 8, 2024	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date:	August 8, 2024	By:	/s/ Eric R. Newell
Eric R. Newell, Executive Vice President and Chief Financial Officer of the Company