Form 10-Q
period 2024-09-30
EAGLE BANCORP INC
filed 2024-11-07
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, the registrant had 30,201,538 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$16,383	$9,047
Federal funds sold	9,610	3,740
Interest-bearing deposits with banks and other short-term investments	584,491	709,897
Investment securities available-for-sale (amortized cost of $1,550,038 and $1,668,316, respectively, and allowance for credit losses of $17 and $17, respectively).	1,433,006	1,506,388
Investment securities held-to-maturity, net of allowance for credit losses of $1,237 and $1,956, respectively (fair value of $868,425 and $901,582, respectively)	961,925	1,015,737
Federal Reserve and Federal Home Loan Bank stock	37,728	25,748
Loans held for investment, at amortized cost	7,970,269	7,968,695
Less: allowance for credit losses	(111,867)	(85,940)
Loans held for investment, net of allowance	7,858,402	7,882,755
Premises and equipment, net	8,291	10,189
Right-of-use assets - operating leases	15,167	19,129
Deferred income taxes	74,381	86,620
Bank-owned life insurance	115,064	112,921
Goodwill and other intangible assets, net	21	104,925
Other real estate owned	2,743	1,108
Other assets	167,840	176,334
Total Assets	$11,285,052	$11,664,538

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,609,823	$2,279,081
Interest-bearing transaction	903,300	997,448
Savings and money market	3,316,819	3,314,043
Time	2,710,908	2,217,467
Total deposits	8,540,850	8,808,039
Customer repurchase agreements	32,040	30,587
Other short-term borrowings	1,240,000	1,369,918
Long-term borrowings	75,812	—
Operating lease liabilities	18,755	23,238
Reserve for unfunded commitments	5,060	5,590
Other liabilities	147,111	152,883
Total Liabilities	10,059,628	10,390,255

Shareholders' Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 30,173,200 and 29,925,612, respectively	298	296
Additional paid-in capital	382,284	374,888
Retained earnings	967,019	1,061,456
Accumulated other comprehensive loss	(124,177)	(162,357)
Total Shareholders' Equity	1,225,424	1,274,283
Total Liabilities and Shareholders' Equity	$11,285,052	$11,664,538
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Income
Interest and fees on loans	$139,836	$132,273	$415,446	$382,116
Interest and dividends on investment securities	12,578	13,732	37,663	41,518
Interest on balances with other banks and short-term investments	21,296	15,067	65,726	34,070
Interest on federal funds sold	103	77	311	202
Total interest income	173,813	161,149	519,146	457,906
Interest Expense
Interest on deposits	81,190	70,929	237,419	179,305
Interest on customer repurchase agreements	332	311	977	946
Interest on other short-term borrowings	20,448	18,152	62,856	56,989
Interest on long-term borrowings	—	1,038	—	3,112
Total interest expense	101,970	90,430	301,252	240,352
Net Interest Income	71,843	70,719	217,894	217,554
Provision for Credit Losses	10,094	5,644	54,228	17,046
(Reversal of) Provision for Credit Losses for Unfunded Commitments	(1,593)	(839)	(529)	327
Net Interest Income After (Reversal of) Provision for Credit Losses	63,342	65,914	164,195	200,181

Noninterest Income
Service charges on deposits	1,747	1,631	5,099	4,767
Gain (loss) on sale of loans	20	(5)	57	395
Net gain (loss) on sale of investment securities	3	5	10	(14)
Increase in the cash surrender value of bank-owned life insurance	731	669	2,143	1,972
Other income	4,450	4,047	8,563	11,522
Total noninterest income	6,951	6,347	15,872	18,642
Noninterest Expense
Salaries and employee benefits	21,675	21,549	65,171	67,680
Premises and equipment expenses	2,794	3,095	8,747	9,639
Marketing and advertising	1,588	768	4,109	2,288
Data processing	3,435	3,194	10,223	9,647
Legal, accounting and professional fees	3,433	2,162	8,645	8,065
FDIC insurance	7,399	3,342	19,728	7,409
Goodwill impairment	—	—	104,168	—
Other expenses	3,290	3,523	9,311	11,467
Total noninterest expense	43,614	37,633	230,102	116,195
Income (Loss) Before Income Tax Expense	26,679	34,628	(50,035)	102,628
Income Tax Expense	4,864	7,245	12,290	22,319
Net Income (Loss)	$21,815	$27,383	$(62,325)	$80,309

Earnings (Loss) Per Common Share
Basic	$0.72	$0.91	$(2.07)	$2.63
Diluted	$0.72	$0.91	$(2.07)	$2.63
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (Loss)	$21,815	$27,383	$(62,325)	$80,309

Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain (loss) on securities available-for-sale	35,338	(21,314)	33,901	(15,452)
Reclassification adjustment for (gain) loss included in net income (loss)	(2)	(4)	(8)	10
Total unrealized gain (loss) on investment securities available-for-sale	35,336	(21,318)	33,893	(15,442)
Amortization of unrealized loss on securities transferred to held-to-maturity	1,355	1,400	4,062	3,444
Total unrealized gain on investment securities held-to-maturity	1,355	1,400	4,062	3,444
Unrealized (loss) gain on derivatives	(25)	—	225	—
Total unrealized (loss) gain on derivatives	(25)	—	225	—
Other comprehensive income (loss)	36,666	(19,918)	38,180	(11,998)
Comprehensive Income (Loss)	$58,481	$7,465	$(24,145)	$68,311
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Three Months Ended September 30, 2024 and 2023
(dollars in thousands except share and per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common		Additional Paid-in Capital	Retained Earnings		Shareholders' Equity
	Shares	Amount
Balance July 1, 2024	30,180,482	$297	$380,142	$949,863	$(160,843)	$1,169,459

Net Income	—	—	—	21,815	—	21,815
Other comprehensive income, net of tax	—	—	—	—	36,666	36,666
Stock-based compensation expense	—	—	2,019	—	—	2,019
Forfeitures of time-based stock awards and shares withheld for payroll taxes	(23,925)	1	(1)	—	—	—
Time-based stock awards granted	10,082	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	6,561	—	124	—	—	124
Cash dividends declared ($0.165 per share)	—	—	—	(4,659)	—	(4,659)
Balance September 30, 2024	30,173,200	$298	$382,284	$967,019	$(124,177)	$1,225,424

Balance July 1, 2023	29,912,082	$296	$370,278	$1,040,779	$(191,587)	$1,219,766

Net Income	—	—	—	27,383	—	27,383
Other comprehensive loss, net of tax	—	—	—	—	(19,918)	(19,918)
Stock-based compensation expense	—	—	1,969	—	—	1,969
Forfeitures of time-based stock awards and shares withheld for payroll taxes	(15,250)	—	—	—	—	—
Time-based stock awards granted	14,280	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	6,870	—	145	—	—	145
Cash dividends declared ($0.45 per share)	—	—	—	(13,463)	—	(13,463)
Common stock repurchased	—	—	2	—	—	2
Balance September 30, 2023	29,917,982	$296	$372,394	$1,054,699	$(211,505)	$1,215,884

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity - Continued (Unaudited)
Nine Months Ended September 30, 2024 and 2023
(dollars in thousands except share and per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common		Additional Paid-in Capital	Retained Earnings		Shareholders' Equity
	Shares	Amount
Balance January 1, 2024	29,925,612	$296	$374,888	$1,061,456	$(162,357)	$1,274,283

Net Loss	—	—	—	(62,325)	—	(62,325)
Other comprehensive income, net of tax	—	—	—	—	38,180	38,180
Stock-based compensation expense	—	—	7,051	—	—	7,051
Forfeitures of time-based stock awards and shares withheld for payroll taxes	(66,845)	2	(2)	—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	12,013	—	—	—	—	—
Time-based stock awards granted	285,978	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	16,442	—	347	—	—	347
Cash dividends declared ($1.065 per share)	—	—	—	(32,112)	—	(32,112)
Balance September 30, 2024	30,173,200	$298	$382,284	$967,019	$(124,177)	$1,225,424

Balance January 1, 2023	31,346,903	$310	$412,303	$1,015,215	$(199,507)	$1,228,321

Net Income	—	—	—	80,309	—	80,309
Other comprehensive loss, net of tax	—	—	—	—	(11,998)	(11,998)
Stock-based compensation expense	—	—	7,653	—	—	7,653
Forfeitures of time-based stock awards and shares withheld for payroll taxes	(59,314)	1	(1)	—	—	—
Vesting of performance-based stock awards, net of shares withheld for payroll taxes	27,296	—	—	—	—	—
Time-based stock awards granted	187,822	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	15,275	—	459	—	—	459
Cash dividends declared ($1.35 per share)	—	—	—	(40,825)	—	(40,825)
Common stock repurchased	(1,600,000)	(15)	(48,020)	—	—	(48,035)
Balance September 30, 2023	29,917,982	$296	$372,394	$1,054,699	$(211,505)	$1,215,884

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net (Loss) Income	$(62,325)	$80,309
Adjustments to reconcile Net (Loss) Income to net cash provided by operating activities:
Provision for credit losses	54,228	17,046
(Reversal of ) provision for unfunded commitments	(529)	327
Goodwill impairment	104,168	—
Depreciation and amortization	2,162	2,649
Gain on sale of loans	(57)	(395)
(Gain) loss on mortgage servicing rights	(1,512)	108
Securities premium amortization, net	4,178	4,766
Origination of loans held for sale	—	(29,690)
Proceeds from sale of loans held for sale	—	36,819
Net gain on sale of other real estate owned	—	(134)
(Gain) loss on call/sale of investment securities	(10)	14
Net increase in cash surrender value of BOLI	(2,143)	(1,972)
Stock-based compensation expense	7,051	7,653
Decrease (increase) in other assets	5,943	(29,589)
Increase in other liabilities	2,528	51,058
Net Cash Provided by Operating Activities	113,682	138,969
Cash Flows From Investing Activities:
Investment securities available-for-sale:
Proceeds from maturities	89,035	92,647
Proceeds from call/sale	27,000	8,303
Investment securities held-to-maturity:
Proceeds from maturities	53,187	60,312
Proceeds from call	4,644	2,906
Proceeds from (purchase of) Federal Reserve stock	(222)	39,378
Purchase of Federal Home Loan Bank stock	(11,758)	—
Proceeds from sale of mortgage servicing rights	4,798	—
Net increase in loans	(32,828)	(287,673)
Redemption of BOLI	—	736
Proceeds from sale of OREO	656	609
Net change in premises and equipment	(183)	(298)
Net Cash Provided by (Used in) Investing Activities	134,329	(83,080)
Cash Flows From Financing Activities:
Decrease in deposits	(267,189)	(336,876)
Increase (decrease) in customer repurchase agreements	1,453	(9,411)
Net (decrease) increase in short-term borrowings	(130,000)	325,000
Net proceeds from long-term borrowings	75,812	—
Proceeds from employee stock purchase plan	347	459
Common stock repurchased	—	(48,035)
Cash dividends paid	(40,634)	(40,825)
Net Cash Used in Financing Activities	(360,211)	(109,688)
Net Decrease in Cash and Cash Equivalents	(112,200)	(53,799)
Cash and Cash Equivalents at Beginning of Period	722,684	311,854
Cash and Cash Equivalents at End of Period	$610,484	$258,055
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows - Continued (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental Cash Flows Information:
Interest paid	$309,165	$266,633
Income taxes paid	$5,980	$16,940
Non-Cash Investing Activities:
Transfer of loans for investment to loans held for sale	$5,000	$—
Transfers from loans to other real estate owned	$2,370	$—

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
Nature of Operations
The Company, through the Bank, conducts a full-service community banking business, primarily in Northern Virginia, Suburban Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan's origination.
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
Loans
The Company classifies loans in its portfolio as either held for investment (“HFI”) or held for sale (“HFS”). HFS loans are reported at the lower of cost or fair value on the Consolidated Balance Sheets. HFI loans are stated at the principal amount outstanding, net of unamortized deferred costs and fees. Interest income on loans is recognized at the contractual rate on the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized on the interest method over the term of the loan.
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
Allowance for Credit Losses
The following table presents a breakdown of the provision for credit losses included in our Consolidated Statements of Operations for the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Provision for credit losses - loans	$10,869	$5,643	$54,947	$15,802
Provision for (reversal of) credit losses - HTM debt securities	(775)	1	(719)	1,244
Provision for credit losses - AFS debt securities	—	—	—	—
Total	$10,094	$5,644	$54,228	$17,046
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
Reserves on loans that do not share similar risk characteristics are evaluated on an individual basis. Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not evaluated individually for impairment, is segregated by call report codes, and a loan-level probability of default ("PD") / loss given default ("LGD") cash flow method is applied using an exposure at default ("EAD") model. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments.
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

During the second quarter ended June 30, 2024, Management determined that a triggering event had occurred as a result of the share price trading under book value for more than four quarters due to changes in macroeconomic conditions and market volatility in the financial markets and the banking industry due to the impact from rising interest rates which resulted in fluctuations of the Company's stock price with a sustained decrease. As a result of the triggering event, the Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company in the second quarter of 2024. The resulting calculations indicated that the fair value did not exceed the carrying amount of the Company's only reporting unit as of May 31, 2024 which resulted in a determination that goodwill had become fully impaired. The goodwill impairment charge of $104.2 million reduced fully the carrying value of the Company's goodwill as of May 31, 2024. The impaired goodwill was primarily related to the acquisition of the Virginia Heritage Bank in October 2014. The impairment charge did not impact our cash flows, liquidity ratios, core operating performance, or regulatory capital ratios.

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

ASU No. 2024-01, "Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards" ("ASU 2024-01") clarifies how an entity determines whether a profits interest or similar award (hereafter a "profits interest award") is accounted for either (1) as a share-based payment arrangement, and therefore, within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 also improves the clarity and operation of the guidance in ASC 718-10-15-3. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The amendments should be applied (i) retrospectively to all prior periods presented in the financial statements or (ii) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. If the amendments are applied prospectively, an entity is required to disclose the nature of and reason for the change in accounting principle. We are currently in the process of evaluating this guidance.

ASU No. 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements" ("ASU 2024-02") amends the Accounting Standard Codification (“Codification”) by removing references to various concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. As stated in paragraph 105-10-05-3 of the Codification, FASB Concepts Statements are non-authoritative. These amendments will simplify the Codification which will further draw a distinction between authoritative and non-authoritative literature. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early application of the amendments is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments using one of the following transition methods: (i) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments, or (ii) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. We are currently in the process of evaluating this guidance.

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

Note 2. Cash and Due from Banks
For the nine months ended September 30, 2024 and 2023, the Bank maintained an average daily balance at the Federal Reserve Bank of $1.6 billion and $0.9 billion, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.

Note 3. Investment Securities
The amortized cost and estimated fair value of the Company's AFS and HTM securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2024
Investment securities available-for-sale:
U.S. treasury bonds	$49,970	$—	$(567)	$—	$49,403
U.S. agency securities	690,699	—	(37,422)	—	653,277
Residential mortgage-backed securities	745,006	125	(75,086)	—	670,045
Commercial mortgage-backed securities	53,711	—	(3,495)	—	50,216
Municipal bonds	8,652	—	(385)	—	8,267
Corporate bonds	2,000	—	(185)	(17)	1,798
Total available-for-sale securities	$1,550,038	$125	$(117,140)	$(17)	$1,433,006

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2024
Investment securities held-to-maturity:
Residential mortgage-backed securities	$621,203	$—	$(66,264)	$554,939
Commercial mortgage-backed securities	89,269	—	(10,008)	79,261
Municipal bonds	120,307	—	(8,024)	112,283
Corporate bonds	132,383	—	(10,441)	121,942
Total	$963,162	$—	$(94,737)	$868,425
Allowance for credit losses	(1,237)
Total held-to-maturity securities, net of ACL	$961,925

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023
Investment securities available-for-sale:
U.S. treasury bonds	$49,894	$—	$(1,993)	$—	$47,901
U.S. agency securities	729,090	—	(57,693)	—	671,397
Residential mortgage-backed securities	823,992	45	(96,684)	—	727,353
Commercial mortgage-backed securities	54,557	—	(4,993)	—	49,564
Municipal bonds	8,783	—	(293)	—	8,490
Corporate bonds	2,000	—	(300)	(17)	1,683
Total available-for-sale securities	$1,668,316	$45	$(161,956)	$(17)	$1,506,388

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	$670,043	$—	$(79,980)	$590,063
Commercial mortgage-backed securities	90,227	—	(12,867)	77,360
Municipal bonds	125,114	5	(8,540)	116,579
Corporate bonds	132,309	—	(14,729)	117,580
Total	$1,017,693	$5	$(116,116)	$901,582
Allowance for credit losses	(1,956)
Total held-to-maturity securities, net of ACL	$1,015,737
At September 30, 2024 and December 31, 2023, the Company held $37.7 million and $25.7 million, respectively, of equity securities in a combination of Federal Reserve System ("Federal Reserve Board," "Federal Reserve" or "FRB") and FHLB stocks, which are required to be held for regulatory purposes. These securities cannot be disposed of other than through redemption by the issuer and, if redeemed, would be redeemed at the original cost.
At September 30, 2024 and December 31, 2023, the Company had $46.5 million and $51.7 million, respectively, of unamortized unrealized losses outstanding following the transfer of investment securities from AFS to HTM in 2022. These unrealized losses are included in accumulated other comprehensive loss and are amortized through interest income as a yield adjustment over the remaining term of the securities.
Accrued interest receivable on investment securities totaled $7.4 million and $7.6 million at September 30, 2024 and December 31, 2023, respectively. The accrued interest receivable is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.

The following tables summarize AFS and HTM securities in an unrealized loss position by length of time:

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2024
Investment securities available-for-sale:
U.S. treasury bonds	2	$—	$—	$49,403	$(567)	$49,403	$(567)
U. S. agency securities	76	2,498	(3)	650,779	(37,419)	653,277	(37,422)
Residential mortgage-backed securities	146	—	—	660,627	(75,086)	660,627	(75,086)
Commercial mortgage-backed securities	13	—	—	50,216	(3,495)	50,216	(3,495)
Municipal bonds	1	—	—	8,267	(385)	8,267	(385)
Corporate bonds	1	—	—	1,797	(185)	1,797	(185)
Total	239	$2,498	$(3)	$1,421,089	$(117,137)	$1,423,587	$(117,140)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
September 30, 2024
Investment securities held-to-maturity:
Residential mortgage-backed securities	141	$—	$—	$554,939	$(66,264)	$554,939	$(66,264)
Commercial mortgage-backed securities	16	—	—	79,261	(10,008)	79,261	(10,008)
Municipal bonds	38	3,503	(23)	107,779	(8,001)	111,282	(8,024)
Corporate bonds	30	—	—	109,899	(10,441)	109,899	(10,441)
Total	225	$3,503	$(23)	$851,878	$(94,714)	$855,381	$(94,737)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2023
Investment securities available-for-sale:
U.S. treasury bonds	2	$—	$—	$47,901	$(1,993)	$47,901	$(1,993)
U. S. agency securities	78	3,084	(4)	668,313	(57,689)	671,397	(57,693)
Residential mortgage-backed securities	149	—	—	718,042	(96,684)	718,042	(96,684)
Commercial mortgage-backed securities	13	—	—	49,564	(4,993)	49,564	(4,993)
Municipal bonds	1	—	—	8,490	(293)	8,490	(293)
Corporate bonds	1	—	—	1,683	(300)	1,683	(300)
Total	244	$3,084	$(4)	$1,493,993	$(161,952)	$1,497,077	$(161,956)

		Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
December 31, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	142	$—	$—	$590,063	$(79,980)	$590,063	$(79,980)
Commercial mortgage-backed securities	16	—	—	77,360	(12,867)	77,360	(12,867)
Municipal bonds	40	—	—	113,031	(8,540)	113,031	(8,540)
Corporate bonds	30	—	—	105,523	(14,729)	105,523	(14,729)
Total	228	$—	$—	$885,977	$(116,116)	$885,977	$(116,116)
Unrealized losses at September 30, 2024 were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the securities were originally purchased and were considered to be temporary, and not due to credit quality concerns on the investment securities. The fair values of these securities are expected to recover as the securities approach their respective maturity dates. The Company does not intend to sell and it is likely that it will not be required to sell the securities prior to their anticipated recovery.
The Company measures its AFS and HTM security portfolios for current expected credit losses as part of its ACL analysis. For further information on provision for credit losses on AFS and HTM securities, including balances for the three and nine months ended September 30, 2024 and 2023, see Allowance for Credit Losses discussion in "Note 1. Summary of Significant Accounting Policies". At September 30, 2024, the Company had a total allowance of $17 thousand on its AFS securities and $1.2 million on its HTM securities, each of which primarily comprise allowances for corporate bonds.

The following table summarizes the Company's investment in AFS securities and HTM securities by contractual maturity. Expected maturities for mortgage-backed securities ("MBS") will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
Within one year	$226,404	$223,552
One to five years	419,569	394,901
Five to ten years	85,553	76,816
Beyond ten years	19,795	17,493
Residential mortgage-backed securities	745,006	670,045
Commercial mortgage-backed securities	53,711	50,216
Less: allowance for credit losses	—	(17)
Total investment securities available-for-sale	1,550,038	1,433,006

Investment securities held-to-maturity:
Within one year	7,699	7,636
One to five years	57,804	56,704
Five to ten years	118,626	107,212
Beyond ten years	68,561	62,673
Residential mortgage-backed securities:	621,203	554,939
Commercial mortgage-backed securities	89,269	79,261
Less: allowance for credit losses	(1,237)	—
Total investment securities held-to-maturity	961,925	868,425
Total	$2,511,963	$2,301,431
For the three and nine months ended September 30, 2024, gross realized gains on calls of investment securities were $3 thousand and $10 thousand, respectively, as compared to $5 thousand and $126 thousand for the three and nine months ended September 30, 2023.
There were no gross realized losses on sales or calls of investment securities during the three and nine months ended September 30, 2024, nor during the three months ended September 30, 2023. During the nine months ended September 30, 2023, there were $140 thousand of gross realized losses on sales or calls of investment securities.
Gross sales and call proceeds were $4.5 million and $31.6 million for the three and nine months ended September 30, 2024, respectively, and $2.6 million and $11.2 million for the same periods in 2023.
The book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2024 and December 31, 2023 was $1.4 billion and $2.1 billion, respectively. These balances were well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, that exceeded ten percent of shareholders' equity.

Note 4. Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.
HFI Loans, net of unamortized deferred fees and costs, at September 30, 2024 and December 31, 2023 are summarized by portfolio segment as follows:

	September 30, 2024		December 31, 2023
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,154,349	14%	$1,473,766	18%
PPP loans	348	—%	528	—%
Income-producing - commercial real estate	4,155,120	52%	4,094,614	51%
Owner-occupied - commercial real estate	1,276,240	16%	1,172,239	15%
Real estate mortgage - residential	57,223	1%	73,396	1%
Construction - commercial and residential	1,174,591	15%	969,766	12%
Construction - C&I (owner-occupied)	100,662	1%	132,021	2%
Home equity	51,567	1%	51,964	1%
Other consumer	169	—%	401	—%
Total loans	7,970,269	100%	7,968,695	100%
Less: allowance for credit losses	(111,867)		(85,940)
Net loans (1)	$7,858,402		$7,882,755
(1)Excludes accrued interest receivable of $43.4 million and $45.3 million at September 30, 2024 and December 31, 2023, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred costs amounted to $20.7 million and $27.0 million at September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the Bank serviced $56.0 million and $328.0 million, respectively, of SBA loans and other loan participations that are not reflected as loan balances on the Consolidated Balance Sheets. During the nine months ended September 30, 2024, the Company sold the servicing rights to all FHA loans.
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
Commercial land acquisition and construction loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner-occupied commercial properties. Borrowers are generally required to put equity into each project at levels determined by the appropriate approval authority. Commercial land acquisition and construction loans generally are underwritten with a maximum term of 24 months.
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
The Company's loan portfolio includes acquisition, development and construction ("ADC") real estate loans including both investment and owner-occupied projects. ADC loans amounted to $1.8 billion at September 30, 2024. A portion of the ADC portfolio, both speculative and non-speculative, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 59.6% of the outstanding ADC loan portfolio at September 30, 2024. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit, including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) the borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides a means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate these inherent risks, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines that are monitored on an ongoing basis and track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which include monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
The following table details activity in the ACL by portfolio segment for the three and nine months ended September 30, 2024 and 2023. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not restrict the use of the allowance to absorb losses in other categories.

(dollars in thousands)	Commercial	Income-Producing Commercial Real Estate	Owner-Occupied -Commercial Real Estate	Real Estate Mortgage Residential	Construction - Commercial and Residential	Construction - C&I (Owner-Occupied)	Home Equity	Other Consumer	Total
Three Months Ended September 30, 2024
Allowance for credit losses:
Balance at beginning of period	$21,011	$53,251	$15,641	$750	$13,510	$1,431	$677	$30	106,301
Loans charged-off	(1,563)	—	(3,800)	—	—	—	—	(17)	(5,380)
Recoveries of loans previously charged-off	53	—	24	—	—	—	—	—	77
Net loans (charged-off) recovered	(1,510)	—	(3,776)	—	—	—	—	(17)	(5,303)
Provision for (reversal of) credit losses	802	61	8,206	(12)	1,907	(134)	23	16	10,869
Ending balance	$20,303	$53,312	$20,071	$738	$15,417	$1,297	$700	$29	$111,867

Nine Months Ended September 30, 2024
Allowance for credit losses:
Balance at beginning of period	$17,824	$40,050	$14,333	$861	$10,198	$1,992	$657	$25	$85,940
Loans charged-off	(4,150)	(21,329)	(3,800)	—	(129)	—	—	(88)	(29,496)
Recoveries of loans previously charged-off	220	185	71	—	—	—	—	—	476
Net loans (charged-off) recovered	(3,930)	(21,144)	(3,729)	—	(129)	—	—	(88)	(29,020)
Provision for (reversal of) credit losses	6,409	34,406	9,467	(123)	5,348	(695)	43	92	54,947
Ending balance	$20,303	$53,312	$20,071	$738	$15,417	$1,297	$700	$29	$111,867

Three Months Ended September 30, 2023
Allowance for credit losses:
Balance at beginning of period	$15,374	$38,486	$12,805	$811	$8,018	$1,914	$595	$26	$78,029
Loans charged-off	(467)	—	—	—	—	—	—	—	(467)
Recoveries of loans previously charged-off	103	—	23	—	—	—	—	1	127
Net loans (charged-off) recovered	(364)	—	23	—	—	—	—	1	(340)
Provision for (reversal of) credit losses	1,327	2,207	1,424	53	615	(20)	39	(2)	5,643
Ending balance	$16,337	$40,693	$14,252	$864	$8,633	$1,894	$634	$25	$83,332

Nine Months Ended September 30, 2023
Allowance for credit losses:
Balance at beginning of period	$15,655	$35,688	$12,702	$969	$7,195	$1,606	$555	$74	$74,444
Loans charged-off	(1,828)	(5,306)	—	—	(136)	—	—	(50)	(7,320)
Recoveries of loans previously charged-off	335	—	31	—	34	—	—	6	406
Net loans (charged-off) recovered	(1,493)	(5,306)	31	—	(102)	—	—	(44)	(6,914)
Provision for (reversal of) credit losses	2,175	10,311	1,519	(105)	1,540	288	79	(5)	15,802
Ending balance	$16,337	$40,693	$14,252	$864	$8,633	$1,894	$634	$25	$83,332
The following table presents the amortized cost basis of collateral-dependent HFI loans by class of loans as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Business/Other		Business/Other
(dollars in thousands)	Assets	Real Estate	Assets	Real Estate
Commercial	$439	$1,817	$1,674	$1,240
Income-producing - commercial real estate	39,205	55,077	1,754	39,172
Owner-occupied - commercial real estate	—	37,732	—	19,836
Real estate mortgage - residential	—	—	—	1,692
Construction - commercial and residential	—	—	—	525
Home equity	—	257	—	242
Total	$39,644	$94,883	$3,428	$62,707
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

The Company's credit quality indicators are generally updated annually, however, credits rated "Special Mention" or below are reviewed more frequently. Based on the most recent analysis performed, the amortized cost basis of HFI loans by risk category, class and year of origination, along with any charge-offs that were recorded in the applicable loan segment, if applicable, were as follows:

(dollars in thousands)	Prior	2020	2021	2022		2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
September 30, 2024
Commercial
Pass	$141,608	$27,799	$140,443	$121,922		$120,991	$67,565	$457,999	$5,967	$1,084,294
Special Mention	7,312	—	—	—		—	—	3,014	—	10,326
Substandard	11,401	7,860	1,948	220		—	—	30,296	8,004	59,729
Total	160,321	35,659	142,391	122,142		120,991	67,565	491,309	13,971	1,154,349
YTD gross charge-offs	(4,100)	—	—	—		—	—	—	(50)	(4,150)
PPP loans
Pass	—	—	348	—		—	—	—	—	348
Income producing - commercial real estate
Pass	1,374,777	178,968	601,123	807,962		311,981	93,934	222,568	27,526	3,618,839
Special Mention	211,617	91,610	—	—		—	—	—	—	303,227
Substandard	222,554	—	—	—		—	—	10,500	—	233,054
Total	1,808,948	270,578	601,123	807,962		311,981	93,934	233,068	27,526	4,155,120
YTD gross charge-offs	(20,943)	(386)	—	—		—	—	—	—	(21,329)
Owner occupied - commercial real estate
Pass	650,594	33,225	220,650	47,551		138,686	76,133	509	—	1,167,348
Special Mention	51,430	—	—	—		—	—	—	—	51,430
Substandard	56,208	1,254	—	—		—	—	—	—	57,462
Total	758,232	34,479	220,650	47,551		138,686	76,133	509	—	1,276,240
YTD Gross Charge-offs	(3,800)	—	—	—	—	—	—	—	—	(3,800)
Real estate mortgage - residential
Pass	22,324	2,450	14,340	12,235		5,874	—	—	—	57,223
Total	22,324	2,450	14,340	12,235		5,874	—	—	—	57,223
YTD Gross Charge-offs	—	—	—	—		—	—	—	—	—
Construction - commercial and residential
Pass	26,733	8,614	238,650	564,369		161,581	6,546	127,331	—	1,133,824
Substandard	6,141	29,737	4,889	—		—	—	—	—	40,767
Total	32,874	38,351	243,539	564,369		161,581	6,546	127,331	—	1,174,591
YTD gross charge-offs	(129)	—	—	—		—	—	—	—	(129)
Construction - C&I (owner occupied)
Pass	6,212	49,996	—	35,098		8,514	—	842	—	100,662
Total	6,212	49,996	—	35,098		8,514	—	842	—	100,662
Home equity
Pass	1,481	71	35	116		—	—	49,175	400	51,278
Substandard	62	—	227	—		—	—	—	—	289
Total	1,543	71	262	116		—	—	49,175	400	51,567
Other consumer
Pass	3	—	—	—		—	69	96	1	169
Total	3	—	—	—		—	69	96	1	169
YTD gross charge-offs	(87)	—	—	—		—	—	—	(1)	(88)

Total recorded investment	$2,790,457	$431,584	$1,222,653	$1,589,473		$747,627	$244,247	$902,330	$41,898	$7,970,269
Total YTD gross charge-offs	$(29,059)	$(386)	$—	$—		$—	$—	$—	$(51)	$(29,496)

(dollars in thousands)	Prior	2019	2020	2021		2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
December 31, 2023
Commercial
Pass	$157,563	$48,524	$39,133	$194,555		$149,320	$191,889	$623,684	$5,207	$1,409,875
Special Mention	1,415	—	—	—		—	—	2,259	—	3,674
Substandard	13,797	58	10,337	1,509		222	—	33,670	624	60,217
Total	172,775	48,582	49,470	196,064		149,542	191,889	659,613	5,831	1,473,766
YTD gross charge-offs	(885)	—	—	—		—	—	—	(1,135)	(2,020)
PPP loans
Pass	—	—	—	528		—	—	—	—	528
Total	—	—	—	528		—	—	—	—	528
Income producing - commercial real estate
Pass	1,257,937	326,999	328,743	517,957		732,291	327,126	263,317	1,845	3,756,215
Special Mention	84,585	44,424	6,740	—		—	—	—	—	135,749
Substandard	139,961	62,689	—	—		—	—	—	—	202,650
Total	1,482,483	434,112	335,483	517,957		732,291	327,126	263,317	1,845	4,094,614
YTD gross charge-offs	(11,817)	—	—	—		—	—	—	—	(11,817)
Owner occupied - commercial real estate
Pass	534,525	103,034	35,385	202,776		41,907	125,934	673	55	1,044,289
Special Mention	54,288	13,348	—	—		—	—	—	—	67,636
Substandard	37,167	—	1,274	—		—	—	—	21,873	60,314
Total	625,980	116,382	36,659	202,776		41,907	125,934	673	21,928	1,172,239
YTD Gross Charge-offs	—	—	—	—		—	—	—	—	—
Real estate mortgage - residential
Pass	22,877	7,545	2,186	15,967		14,756	5,895	—	—	69,226
Substandard	4,170	—	—	—		—	—	—	—	4,170
Total	27,047	7,545	2,186	15,967		14,756	5,895	—	—	73,396
YTD Gross Charge-offs	—	—	—	—		—	—	—	—	—
Construction - commercial and residential
Pass	30,619	3,440	45,739	251,038		419,393	87,400	124,013	—	961,642
Substandard	8,124	—	—	—		—	—	—	—	8,124
Total	38,743	3,440	45,739	251,038		419,393	87,400	124,013	—	969,766
YTD Gross Charge-offs	(136)	(5,500)	—	—		—	—	—	—	(5,636)
Construction - C&I (owner occupied)
Pass	18,551	4,265	56,361	618		33,237	12,619	6,370	—	132,021
Home equity
Pass	1,590	—	87	151		118	—	49,035	643	51,624
Substandard	—	36	—	—		—	—	62	242	340
Total	1,590	36	87	151		118	—	49,097	885	51,964
YTD Gross Charge-offs	—	—	—	—		—	—	—	—	—
Other consumer
Pass	1	—	—	—		46	—	354	—	401
Total	1	—	—	—		46	—	354	—	401
YTD gross charge-offs	(50)	—	—	—		—	—	—	—	(50)

Total recorded investment	$2,367,170	$614,362	$525,985	$1,185,099		$1,391,290	$750,863	$1,103,437	$30,489	$7,968,695
Total YTD gross charge-offs	$(12,888)	$(5,500)	$—	$—		$—	$—	$—	$(1,135)	$(19,523)
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
The following table presents, by portfolio segment, the nonaccrual HFI loans amortized cost basis as of September 30, 2024 and December 31, 2023:

(dollars in thousands, except amounts in footnotes)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
September 30, 2024
Commercial	$1,479	$451	$1,930
Income producing - commercial real estate	47,224	47,058	94,282
Owner occupied - commercial real estate	642	37,088	37,730
Real estate mortgage - residential	—	172	172
Construction - commercial and residential	—	—	—
Home equity	257	—	257
Total (1)	$49,602	$84,769	$134,371

December 31, 2023
Commercial	$1,002	$1,047	$2,049
Income producing - commercial real estate	40,926	—	40,926
Owner occupied - commercial real estate	19,836	—	19,836
Real estate mortgage - residential	—	1,946	1,946
Construction - commercial and residential	—	525	525
Home equity	242	—	242
Total (1)	$62,006	$3,518	$65,524
(1)Gross coupon interest income of approximately $5.9 million and $4.1 million would have been recorded for the nine months ended September 30, 2024 and 2023, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while no coupon interest income was actually recorded on such loans for the nine months ended September 30, 2024 and 2023, respectively.
The table presents, by portfolio segment, an aging analysis and the recorded investments in HFI loans past due, on an amortized cost basis as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
September 30, 2024
Commercial	$66	$17,996	$—	$18,062	$1,134,357	$1,930	$1,154,349
PPP loans	—	—	—	—	348	—	348
Income producing - commercial real estate	8,413	26,159	—	34,572	4,026,266	94,282	4,155,120
Owner occupied - commercial real estate	2,566	—	—	2,566	1,235,944	37,730	1,276,240
Real estate mortgage - residential	—	—	—	—	57,051	172	57,223
Construction - commercial and residential	1,031	—	—	1,031	1,173,560	—	1,174,591
Construction - C&I (owner occupied)	—	—	—	—	100,662	—	100,662
Home equity	106	—	—	106	51,204	257	51,567
Other consumer	—	1	—	1	168	—	169
Total	$12,182	$44,156	$—	$56,338	$7,779,560	$134,371	$7,970,269

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
December 31, 2023
Commercial	$985	$7,048	$—	$8,033	$1,463,684	$2,049	$1,473,766
PPP loans	—	—	—	—	528	—	528
Income producing - commercial real estate	—	—	—	—	4,053,688	40,926	4,094,614
Owner occupied - commercial real estate	1,274	—	—	1,274	1,151,129	19,836	1,172,239
Real estate mortgage – residential	2,089	—	—	2,089	69,361	1,946	73,396
Construction - commercial and residential	2,056	—	—	2,056	967,185	525	969,766
Construction - C&I (owner occupied)	—	—	—	—	132,021	—	132,021
Home equity	197	—	—	197	51,525	242	51,964
Other consumer	—	—	—	—	401	—	401
Total	$6,601	$7,048	$—	$13,649	$7,889,522	$65,524	$7,968,695
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
The following tables present the amortized cost basis as of September 30, 2024 and 2023 and the financial effect of HFI loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023:

	September 30, 2024
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Interest Rate Reduction and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension	Weighted Average Interest Rate Reduction
Three months ended September 30, 2024
Commercial	$11,328	$28,776	$—	$—	$40,104	3.5%	10 months	—%
Income producing - commercial real estate	27,535	69,023	—	—	96,558	2.3%	12 months	—%
Owner occupied - commercial real estate	—	—	—	—	—	—%	—	—%
Construction - commercial and residential	—	—	—	—	—	—%	—	—%
Total	$38,863	$97,799	$—	$—	$136,662

Nine months ended September 30, 2024:
Commercial	$27,325	$28,776	7,831	$—	$63,932	5.5%	13 months	1.63%
Income producing - commercial real estate	27,535	171,851	—	3,513	202,899	4.9%	10 months	3.59%
Owner occupied - commercial real estate	874	—	—	—	874	0.1%	12 months	—%
Construction - commercial and residential	—	11,030	—	—	11,030	0.9%	9 months	—%
Total	$55,734	$211,657	$7,831	$3,513	$278,735

	September 30, 2023
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Interest Rate Reduction and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension	Weighted Average Interest Rate Reduction
Three months ended September 30, 2023:
Commercial	$29,898	$—	$—	$—	$29,898	2.1%	4 months	—%
Income producing - commercial real estate	7,190	55,649	—	113,833	176,672	4.3%	10 months	1.89%
Owner occupied - commercial real estate	—	19,125	—	—	19,125	1.6%	3 months	—%
Total	$37,088	$74,774	$—	$113,833	$225,695

Nine months ended September 30, 2023:
Commercial	$36,969	$—	$—	$—	$36,969	2.6%	7 months	—%
Income producing - commercial real estate	7,190	57,808	—	113,833	178,831	4.3%	13 months	2.55%
Owner occupied - commercial real estate	—	19,125	—	—	19,125	1.6%	9 months	—%
Construction - commercial and residential	7,093	—	—	—	7,093	0.8%	6 months	—%
Total	$51,252	$76,933	$—	$113,833	$242,018

The following table presents the performance of HFI loans modified during the prior twelve months to borrowers experiencing financial difficulty:

	September 30, 2024
	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	Nonaccrual
Commercial	$60,611	$3,321	$—
Income producing - commercial real estate	158,916	12,371	57,558
Owner occupied - commercial real estate	874	—	—
Real estate mortgage - residential	—	—	—
Construction - commercial and residential	11,030	—	—
Total	$231,431	$15,692	$57,558
The Company monitors loan payments on performing and nonperforming loans on an on-going basis to determine if a loan is considered to have a payment default. To determine the existence of a payment default, the Company analyzes the economic conditions that exist for each borrower and their ability to generate positive cash flow during a given loan's term.
The following table presents the amortized cost basis of HFI loans that were experiencing payment default as of September 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

	September 30, 2024
	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction
Commercial	$3,321	$—	$—
Income producing - commercial real estate	—	69,929	—
Owner occupied - commercial real estate	—	—	—
Construction - commercial and residential	—	—	—
Total	$3,321	$69,929	$—

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
Note 5. Leases
The Company accounts for leases in accordance with ASC Topic 842. A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee comprise real estate for branch offices, ATM locations, and corporate office space. Substantially all of our leases are classified as operating leases and are included in operating lease right-of-use ("ROU") assets and operating lease liabilities on the Consolidated Balance Sheets.
As of September 30, 2024 and December 31, 2023, the Company had $15.2 million and $19.1 million of operating lease ROU assets, respectively, and $18.8 million and $23.2 million of operating lease liabilities, respectively, on the Company's Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less, or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
The leases contain options to extend or terminate the lease, which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in ROU assets and lease liabilities.
As of September 30, 2024, the Company's leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or its ability to incur additional financial obligations. During the nine months ended September 30, 2024, the Company did not enter into new leases nor renew any leases. However, during the same period, the Company did extend two existing leases, one each in Maryland and District of Columbia, and two additional leases expired.

The following table presents lease costs and other lease information.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	September 30, 2024		September 30, 2023		September 30, 2024	September 30, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,525		$1,604		$4,691	$4,987
Variable lease cost (cost excluded from lease payments)	231		245		709	754
Sublease income	—		(30)		(40)	(89)
Net lease cost	$1,756		$1,819		$5,360	$5,652

Operating lease - operating cash flows (fixed payments)	$1,703		$1,760		$5,212	$5,433

(dollars in thousands)	September 30, 2024		December 31, 2023
Right-of-use assets - operating leases	$15,167		$19,129
Operating lease liabilities	$18,755		$23,238
Weighted average lease term - operating leases	4.57	yrs	4.93	yrs
Weighted average discount rate - operating leases	2.63%		2.78%
Future minimum payments for operating leases with initial or remaining terms of more than one year as of September 30, 2024 were as follows:

(dollars in thousands)
Twelve months ended:
September 30, 2025	$6,821
September 30, 2026	3,580
September 30, 2027	2,753
September 30, 2028	2,207
September 30, 2029	1,857
Thereafter	2,413
Total future minimum lease payments	19,631
Amounts representing interest	(876)
Present value of net future minimum lease payments	$18,755

Note 6. Goodwill and Intangibles
Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

(dollars in thousands)	Gross Intangible Assets	Additions	Accumulated Amortization	Impairment	Net Intangible Assets
September 30, 2024:
Goodwill	$104,168	$—	$—	$(104,168)	$—
Excess servicing (1)	37	—	(16)	—	21
Non-compete agreements	720	—	(720)	—	—
Total	$104,925	$—	$(736)	$(104,168)	$21
December 31, 2023:
Goodwill	$104,168	$—	$—	$—	$104,168
Excess servicing (1)	65	—	(28)	—	37
Non-compete agreements	—	1,234	(514)	—	720
Total	$104,233	$1,234	$(542)	$—	$104,925
(1)The Company recognizes a servicing asset for the computed value of servicing fees on the sale of multifamily FHA loans and the sale of the guaranteed portion of SBA loans. Assumptions related to loan terms and amortization are made to arrive at the initial recorded values.
During the second quarter ended June 30, 2024, Management determined that a triggering event had occurred as a result of the share price trading under book value for more than four quarters due to changes in macroeconomic conditions and market volatility in the financial markets and the banking industry due to the impact from rising interest rates which resulted in fluctuations of the Company's stock price with a sustained decrease. As a result of the triggering event, the Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company in the second quarter of 2024. The resulting calculations indicated that the fair value did not exceed the carrying amount of the Company's only reporting unit as of May 31, 2024 which resulted in a determination that goodwill had become fully impaired. The goodwill impairment charge of $104.2 million reduced fully the carrying value of the Company's goodwill as of May 31, 2024. The impaired goodwill is primarily related to the acquisition of the Virginia Heritage Bank in October 2014. The impairment charge did not impact our cash flows, liquidity ratios, core operating performance, or regulatory capital ratios.

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
Cash Flow Hedges of Interest Rate Risk
The Company historically utilized interest rate swaptions, accounted for as cash flow hedges, to protect itself against adverse fluctuations in interest rates on a forecasted issuance of debt. During the quarter ended March 31, 2024, the Company terminated its interest rate swaption contracts and discontinued the associated hedging relationship. The amount in accumulated other comprehensive loss related to the swaption contracts is being amortized over the remainder of the hedged transaction. The Company expects to reclassify the remaining $57 thousand out of accumulated other comprehensive loss over the next two quarters as a reduction of interest expense.

Interest Rate Products
Interest rate derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate caps and swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net market risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. At September 30, 2024, the Company had posted $10.2 million of cash collateral with other financial institutions and held $9.2 million of cash collateral on behalf of other financial institutions.
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

The table below identifies the balance sheet category and fair value of the Company's derivative instruments as of September 30, 2024 and December 31, 2023. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement at September 30, 2024, it could have been required to settle its obligations under the agreement at the termination value.

	September 30, 2024			December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives in an asset position:
Derivatives designated as hedging instruments:
Interest rate product	$—	$—	Other assets	$300,000	$374	Other assets

Derivatives not designated as hedging instruments:
Interest rate product	755,156	31,984	Other assets	651,429	30,288	Other assets
Credit risk participation agreements	49,480	1	Other liabilities	49,480	3	Other liabilities
Total	804,636	31,985		700,909	30,291
Total derivatives in an asset position:	$804,636	$31,985		$1,000,909	$30,665

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate product	$755,156	$30,588	Other liabilities	$654,757	$30,555	Other liabilities

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2024	2023	2024	2023
Interest rate products	Other income / (other expense)	$843	$3,027	$1,321	$3,735

Note 8. Deposits
The following table provides information regarding the Bank’s deposit composition at September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Noninterest-bearing demand	$1,609,823	$2,279,081
Interest-bearing transaction	903,300	997,448
Savings and money market	3,316,819	3,314,043
Time deposits	2,710,908	2,217,467
Total	$8,540,850	$8,808,039

The remaining maturity of time deposits at September 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
2024	$411,016	$1,445,395
2025	1,907,109	576,379
2026	374,159	180,384
2027	6,443	5,482
2028	10,175	9,827
2029	2,006	—
Total	$2,710,908	$2,217,467
As of September 30, 2024 and December 31, 2023, time deposit accounts in excess of $250 thousand were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Three months or less	$187,180	$119,880
More than three months through six months	182,214	318,353
More than six months through twelve months	798,285	368,103
Over twelve months	483,883	726,758
Total	$1,651,562	$1,533,094

At September 30, 2024, total brokered deposits were $3.6 billion or 42.5% of total deposits, of which $1.4 billion were attributable to the Certificates of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep ("ICS") two-way accounts. At December 31, 2023, total brokered deposits (excluding the CDARS and ICS two-way) were $2.5 billion, or 28.8% of total deposits.

Note 9. Borrowings
The following table summarizes the Company’s borrowings, which include repurchase agreements with the Company’s customers and borrowings, at September 30, 2024 and December 31, 2023:

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)	Maturity Dates	Interest Rates (2)
September 30, 2024:
Customer repurchase agreements	$32,040	$—	$32,040	$—	N/A	3.31%

Short-term borrowings:
Secured borrowings:
FHLB	240,000	—	240,000	1,203,126	April 1, 2025	5.20%
FRB:
BTFP	1,000,000	—	1,000,000	—	January 15, 2025	4.76%
Discount window	—	—	—	1,839,552	N/A	N/A
Raymond James repurchase agreement	—	—	—	18,604	N/A	N/A
Subordinated notes	—	—	—	—	N/A	N/A
Total	1,240,000	—	1,240,000	3,061,282

Long-term borrowings:
Senior notes	77,665	(1,853)	75,812	—	September 30, 2029	10.00%
Total borrowings	$1,349,705	$(1,853)	$1,347,852	$3,061,282

December 31, 2023:
Customer repurchase agreements	$30,587	$—	$30,587	$—	N/A	3.42%

Short-term borrowings:
Secured borrowings:
FHLB	—	—	—	1,271,846	N/A	N/A
FRB:
BTFP	1,300,000	—	1,300,000	598,870	March 22, 2024	4.53%
Discount window	—	—	—	601,504	N/A	N/A
Raymond James repurchase agreement	—	—	—	17,993	N/A	N/A
Subordinated notes	70,000	(82)	69,918	—	September 1, 2024	5.75%

Long-term borrowings:
Senior notes	—	—	—	—	N/A	N/A
Total borrowings	$1,400,587	$(82)	$1,400,505	$2,490,213
(1)Available capacity on the Company's borrowing arrangements with the FHLB, the FRB and the Raymond James repurchase line comprise pledged collateral that has not been borrowed against. At September 30, 2024, the Company had total additional undrawn borrowing capacity of approximately $4.0 billion, comprising unencumbered securities available to be pledged of approximately $892.9 million and undrawn financing on pledged assets of $3.1 billion.
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
Senior Notes
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes"). At September 30, 2024, the carrying value of these 2029 Senior Notes was $75.8 million. which reflected $1.9 million in deferred financing costs that are being amortized over the life of the 2029 Senior Notes.
In connection with the issuance of the 2029 Senior Notes, the Company also entered into a registration rights agreement dated September 30, 2024 with the purchasers of the 2029 Senior Notes (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company is planning to file an exchange offer registration statement with the SEC to exchange the Senior Notes for substantially identical notes registered under the Securities Act.
Subordinated Notes
On August 5, 2014, the Company completed the sale of $70.0 million of its 5.75% subordinated notes, which matured and were repaid in September 2024 (the "2024 Notes"). The net proceeds were approximately $68.8 million which included $1.2 million in deferred financing costs, which were amortized over the life of the 2024 Notes. The 2024 Notes were offered to the public at par and qualified as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements and were fully phased out of regulatory capital as of December 31, 2023 as they approached maturity.

Note 10. Net Income (Loss) per Common Share
The calculation of net income (loss) per common share for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Basic:
Net income (loss)	$21,815	$27,383	$(62,325)	$80,309
Average common shares outstanding	30,174	29,910	30,143	30,487
Basic net income (loss) per common share	$0.72	$0.91	$(2.07)	$2.63

Diluted:
Net income (loss)	$21,815	$27,383	$(62,325)	$80,309
Average common shares outstanding	30,174	29,910	30,143	30,487
Adjustment for common share equivalents	68	34	—	48
Average common shares outstanding-diluted	30,242	29,944	30,143	30,535
Diluted net income (loss) per common share (1)	$0.72	$0.91	$(2.07)	$2.63

Anti-dilutive shares	3	3	58	3
(1) For periods ended with a net loss, anti-dilutive financial instruments have been excluded from the calculation of GAAP diluted EPS.
Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. The computation of diluted per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on net income (loss) per share.
Securities issued by the Company that could potentially dilute net income (loss) per share in future periods include stock options and restricted stock. To calculate diluted net income (loss) per share, the Company utilizes the Treasury Stock method which results in only an incremental number of shares added to shares outstanding during the period.

Note 11. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2024
Net unrealized gain on securities available-for-sale	$46,788	$(11,450)	$35,338
Less: Reclassification adjustment for net gain included in net income	(3)	1	(2)
Total unrealized gain on investment securities available-for-sale	46,785	(11,449)	35,336
Amortization of unrealized loss on securities transferred to held-to-maturity	1,768	(413)	1,355
Net unrealized loss on derivatives	(32)	7	(25)
Other comprehensive income	$48,521	$(11,855)	$36,666

Three Months Ended September 30, 2023
Net unrealized loss on securities available-for-sale	$(28,150)	$6,836	$(21,314)
Less: Reclassification adjustment for net gain included in net income	(5)	1	(4)
Total unrealized loss on investment securities available-for-sale	(28,155)	6,837	(21,318)
Amortization of unrealized loss on securities transferred to held-to-maturity	1,824	(424)	1,400
Other comprehensive loss	$(26,331)	$6,413	$(19,918)

Nine Months Ended September 30, 2024
Net unrealized gain on securities available-for-sale	$44,907	$(11,006)	$33,901
Less: Reclassification adjustment for net gain included in net income	(10)	2	(8)
Total unrealized gain on investment securities available-for-sale	44,897	(11,004)	33,893
Amortization of unrealized loss on securities transferred to held-to-maturity	5,224	(1,162)	4,062
Net unrealized gain on derivatives	298	(73)	225
Other comprehensive income	$50,419	$(12,239)	$38,180

Nine Months Ended September 30, 2023
Net unrealized loss on securities available-for-sale	$(20,070)	$4,618	$(15,452)
Less: Reclassification adjustment for net loss included in net income	14	(4)	10
Total unrealized loss on investment securities available-for-sale	(20,056)	4,614	(15,442)
Amortization of unrealized loss on securities transferred to held-to-maturity	5,638	(2,194)	3,444
Other comprehensive loss	$(14,418)	$2,420	$(11,998)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2024 and 2023.

(dollars in thousands)	Securities Available-For-Sale	Securities Held-to-Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2024
Balance at beginning of period	$(123,689)	$(37,222)	$68	$(160,843)
Other comprehensive income (loss) before reclassifications	35,338	—	(25)	35,313
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,355	—	1,355
Net other comprehensive income (loss) during period	35,336	1,355	(25)	36,666
Balance at end of period	$(88,353)	$(35,867)	$43	$(124,177)

Three Months Ended September 30, 2023
Balance at beginning of period	$(148,897)	$(42,690)	$—	$(191,587)
Other comprehensive loss before reclassifications	(21,314)	—	—	(21,314)
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	—	—	(4)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,400	—	1,400
Net other comprehensive (loss) income during period	(21,318)	1,400	—	(19,918)
Balance at end of period	$(170,215)	$(41,290)	$—	$(211,505)

Nine Months Ended September 30, 2024
Balance at beginning of period	$(122,246)	$(39,929)	$(182)	$(162,357)
Other comprehensive (loss) income before reclassifications	33,901	—	225	34,126
Amounts reclassified from accumulated other comprehensive income (loss)	(8)	—	—	(8)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	4,062	—	4,062
Net other comprehensive income (loss) during period	33,893	4,062	225	38,180
Balance at end of period	$(88,353)	$(35,867)	$43	$(124,177)

Nine Months Ended September 30, 2023
Balance at beginning of period	$(154,773)	$(44,734)	$—	$(199,507)
Other comprehensive income before reclassifications	(15,452)	—	—	(15,452)
Amounts reclassified from accumulated other comprehensive income	10	—	—	10
Amortization of unrealized loss on securities transferred to held-to-maturity	—	3,444	—	3,444
Net other comprehensive (loss) income during period	(15,442)	3,444	—	(11,998)
Balance at end of period	$(170,215)	$(41,290)	$—	$(211,505)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Affected Line Item in Consolidated Statements of Income
(dollars in thousands)	2024	2023
Realized gain (loss) on sale of investment securities	$3	$5	Net gain (loss) on sale of investment securities
Income tax benefit (expense)	(1)	(1)	Income tax expense
Total reclassifications for the periods	$2	$4

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Nine Months Ended September 30,		Affected Line Item in Consolidated Statements of Operations
(dollars in thousands)	2024	2023
Realized gain (loss) on sale of investment securities	$10	$(14)	Net gain (loss) on sale of investment securities
Income tax benefit (expense)	(2)	4	Income tax expense
Total reclassifications for the periods	$8	$(10)
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2024
Assets:
Investment securities available-for-sale:
U.S treasury bonds	$—	$49,403	$—	$49,403
U. S. agency securities	—	653,277	—	653,277
Residential mortgage-backed securities	—	670,045	—	670,045
Commercial mortgage-backed securities	—	50,216	—	50,216
Municipal bonds	—	8,267	—	8,267
Corporate bonds	—	1,798	—	1,798
Interest rate product	—	31,984	—	31,984
Credit risk participation agreements	—	1	—	1
Total assets measured at fair value on a recurring basis	$—	$1,464,991	$—	$1,464,991
Liabilities:
Interest rate product	$—	$30,588	$—	$30,588
Total liabilities measured at fair value on a recurring basis	$—	$30,588	$—	$30,588

December 31, 2023
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$47,901	$—	$47,901
U. S. agency securities	—	671,397	—	671,397
Residential mortgage-backed securities	—	727,353	—	727,353
Commercial mortgage-backed securities	—	49,564	—	49,564
Municipal bonds	—	8,490	—	8,490
Corporate bonds	—	1,683	—	1,683
Interest rate product	—	30,662	—	30,662
Credit risk participation agreements	—	3	—	3
Total assets measured at fair value on a recurring basis	$—	$1,537,053	$—	$1,537,053
Liabilities:
Interest rate product	$—	$30,555	$—	$30,555
Total liabilities measured at fair value on a recurring basis	$—	$30,555	$—	$30,555
Investment securities available-for-sale: AFS securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 2 securities include certain U.S. treasury bonds, U.S. agency debt securities, MBS issued by Government Sponsored Entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, for which the carrying amounts approximate the fair value.

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
Loans: The fair value of individually assessed loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2024, substantially all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e. those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned ("OREO"): OREO is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.

Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2024
Individually assessed loans:
Commercial	$—	$—	$2,489	$2,489
Income producing - commercial real estate	—	—	92,796	92,796
Owner occupied - commercial real estate	—	—	33,961	33,961
Home equity	—	—	257	257
Other real estate owned	—	—	2,743	2,743
Total assets measured at fair value on a nonrecurring basis as of September 30, 2024	$—	$—	$132,246	$132,246

December 31, 2023
Individually assessed loans:
Commercial	$—	$—	$2,475	$2,475
Income producing - commercial real estate	—	—	41,038	41,038
Owner occupied - commercial real estate	—	—	19,880	19,880
Real estate mortgage - residential	—	—	1,638	1,638
Consumer	—	—	396	396
Home equity	—	—	242	242
Other real estate owned	—	—	1,108	1,108
Total assets measured at fair value on a nonrecurring basis as of December 31, 2023	$—	$—	$66,777	$66,777
As shown in the table above, certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to collateral-dependent loans that are individually assessed and other real estate owned. For the collateral-dependent loans and other real estate owned, the Company measures the fair value utilizing a market valuation approach, based on an appraisal conducted by an independent, licensed appraiser. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). For loans that are not collateral dependent, the Company uses an income approach, specifically, the discounted cash flow method. The continuing payments are discounted over the expected life at the loan’s original contract rate and include adjustments for risk of default.
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

The estimated fair value of the Company's financial instruments at September 30, 2024 and December 31, 2023 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2024
Assets
Cash and due from banks	$16,383	$16,383	$16,383	$—	$—
Federal funds sold	9,610	9,610	—	9,610	—
Interest-bearing deposits with other banks	584,491	584,491	—	584,491	—
Investment securities available-for-sale	1,433,006	1,433,006	—	1,433,006	—
Investment securities held-to-maturity	961,925	868,425	—	868,425	—
Federal Reserve and Federal Home Loan Bank stock	37,728	N/A	—	—	—
Loans	7,970,269	7,649,112	—		7,649,112
Bank owned life insurance	115,064	115,064	—	115,064	—
Annuity investment	12,636	12,636	—	12,636	—
Interest rate product	31,984	31,984	—	31,984	—
Accrued interest receivable	50,786	50,786	50,786	—	—

Liabilities
Noninterest-bearing deposits	$1,609,823	$1,609,823	$—	$1,609,823	$—
Interest-bearing deposits	4,220,119	4,220,119	—	4,220,119	—
Time deposits	2,710,908	2,727,075	—	2,727,075	—
Customer repurchase agreements	32,040	32,040	—	32,040	—
Other short-term borrowings	1,240,000	1,240,000	—	1,240,000	—
Long-term borrowings	75,812	82,399		—	82,399
Interest rate product	30,588	30,588	—	30,588	—
Accrued interest payable	51,875	51,875	51,875	—	—

December 31, 2023
Assets
Cash and due from banks	$9,047	$9,047	$9,047	$—	$—
Federal funds sold	3,740	3,740	—	3,740	—
Interest-bearing deposits with other banks	709,897	709,897	—	709,897	—
Investment securities available-for-sale	1,506,388	1,506,388	—	1,506,388	—
Investment securities held-to-maturity	1,015,737	901,582	—	901,582	—
Federal Reserve and Federal Home Loan Bank stock	25,748	N/A	—	—	—
Loans	7,968,695	7,720,241	—	—	7,720,241
Bank owned life insurance	112,921	112,921	—	112,921	—
Annuity investment	13,112	13,112	—	13,112	—
Credit risk participation agreements	3	3	—	3	—
Interest rate product	30,662	30,662	—	30,662	—
Accrued interest receivable	53,337	53,337	53,337	—	—

Liabilities
Noninterest-bearing deposits	$2,279,081	$2,279,081	$—	$2,279,081	$—
Interest-bearing deposits	4,311,491	4,311,491	—	4,311,491	—
Time deposits	2,217,467	2,217,795	—	2,217,795	—
Customer repurchase agreements	30,587	30,587	—	30,587	—
Other short-term borrowings	1,369,918	1,368,621	—	1,368,621	—
Long-term borrowings	—	—	—	—	—
Interest rate product	30,555	30,555	—	30,555	—
Accrued interest payable	57,395	57,395	57,395	—	—

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
Caution About Forward-Looking Statements. This report contains forward-looking statements. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and are typically identified with words such as "may," "will," "can," "anticipates," "believes," "expects," "plans," "outlook," "estimates," "potential," "assume," "probable," "possible," "continue," "should," "could," "would," "strive," "seeks," "deem," "projections," "forecast," "consider," "indicative," "uncertainty," "likely," "unlikely," "likelihood," "unknown," "attributable," "depends," "intends," "generally," "feel," "typically," "judgment," "subjective" and similar words or phrases.
For details on factors that could affect these expectations, see the risk factors contained in this report and the risk factors and other cautionary language included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, and in other periodic and current reports filed by the Company with the Securities and Exchange Commission ("SEC"). These forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. The Company's past results are not necessarily indicative of future performance, and nothing contained herein is meant to or should be considered and treated as earnings guidance of future quarters' performance projections. All information is as of the date of this report. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.
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
The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full-service banking alternative to the super regional financial institutions that dominate the Company's primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twelve branch offices, including six in Suburban Maryland, three in Northern Virginia, and three in Washington, D.C. The Bank also operates four lending offices, with two in Suburban Maryland, one in Northern Virginia, and one in Washington, D.C.
The Bank offers a broad range of commercial banking services to its business and professional clients, as well as full-service consumer banking services to individuals living and/or working primarily in the Bank's market area. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and money market and savings accounts, business, construction, and commercial loans, consumer loans, and cash management services. The Bank is also active in the origination of Small Business Administration ("SBA") loans.

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
Management has developed an analytical process to monitor the adequacy of the ACL. Our methodology for determining our ACL was developed utilizing, among other factors, the guidance from federal banking regulatory agencies and relevant available information from internal and external sources and relating to past events, current conditions and reasonable and supportable forecasts. The process is being continually enhanced and refined based on periodic reviews. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. For example, the effects of the COVID-19 pandemic and related hybrid or fully remote working environment has negatively impacted the performance outlook in the central business district office CRE segment of our loan portfolio, which informed our CECL economic forecast and continued to adversely impact our loss reserve as of September 30, 2024. Refer to the "Provision for Credit Losses" and "Allowance for Credit Losses" of Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the provision for credit losses and ACL for the loan portfolio.
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

During the second quarter ended June 30, 2024, Management determined that a triggering event had occurred as a result of the share price trading under book value for more than four quarters due to changes in macroeconomic conditions and market volatility in the financial markets and the banking industry due to the impact from rising interest rates which resulted in fluctuations of the Company's stock price with a sustained decrease. As a result of the triggering event, the Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company in the second quarter of 2024. The resulting calculations indicated that the fair value did not exceed the carrying amount of the Company's only reporting unit as of May 31, 2024 which resulted in a determination that goodwill had become fully impaired. The goodwill impairment charge of $104.2 million reduced fully the carrying value of the Company's goodwill as of May 31, 2024. The impaired goodwill is primarily related to the acquisition of the Virginia Heritage Bank in October 2014. The impairment charge did not impact our cash flows, liquidity ratios, core operating performance, or regulatory capital ratios.
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
RESULTS OF OPERATIONS
Earnings Summary
Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023
Net income for the three months ended September 30, 2024 was $21.8 million as compared to net income of $27.4 million for the same period in 2023, a $5.6 million decrease. This decrease was primarily due to an increase in provision for credit losses of $4.5 million and an increase in noninterest expense of $6.0 million, partially offset by a reduction of income tax expense of $2.3 million. The increase in the provision was due to an updated scoring of qualitative factors and an increase in the provision attributable to the reserve on the performing CRE office portfolio. The increase in noninterest expense was due to higher FDIC insurance fees. The reduction in income tax expense was due to lower pre-tax income period over period.
Total revenue (i.e. net interest income plus noninterest income) was $78.8 million for the three months ended September 30, 2024 as compared to $77.1 million for the same period in 2023. The most significant portion of revenue is net interest income, which was $71.8 million for the three months ended September 30, 2024, compared to $70.7 million for the same period in 2023, and was the primary driver for higher total revenue period over period. Refer to the "Net Interest Income and Net Interest Margin" section below for additional details.

When the impact of the provision is excluded, pre-provision net revenue ("PPNR"), a non-GAAP measure, was $35.2 million for the three months ended September 30, 2024, as compared to $39.4 million for the same period in 2023. The $4.2 million decrease was primarily due to an increase in noninterest expenses driven by higher FDIC insurance fees, partially offset by higher net interest income as discussed in the "Net Interest Income and Net Interest Margin" below. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.37% for the three months ended September 30, 2024 and 2.43% for the same period in 2023. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the three months ended September 30, 2024 increased to $7.0 million from $6.3 million for the same period in 2023, a 9.5% increase. For further information on the components and drivers of these changes, see the "Noninterest Income" section below.
Noninterest expense totaled $43.6 million for the three months ended September 30, 2024, as compared to $37.6 million for same period in 2023, a $6.0 million increase. The increase in noninterest expense was primarily due to higher FDIC insurance fees. Additional details on other noninterest expenses are provided in "Noninterest Expense" section below.
The efficiency ratio was 55.4% for the three months ended September 30, 2024, as compared to 48.8% for the same period in 2023. The adverse change in the efficiency ratio was primarily driven by an increase in noninterest expenses due to higher FDIC insurance fees.
For the three months ended September 30, 2024 and 2023, the Company had average assets of $12.4 billion and $11.9 billion, respectively, the increase in which was primarily attributable to an increase in average interest-bearing deposits with other banks and other short-term investments over the comparative period. For the three months ended September 30, 2024 and 2023, the Company had average common equity of $1.2 billion and $1.2 billion, respectively. For the three months ended September 30, 2024 and 2023, the Company had average tangible common equity, a non-GAAP measure, of $1.2 billion and $1.1 billion, respectively. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
For the three months ended September 30, 2024, the Company reported an annualized return on average assets ("ROAA") of 0.7%, as compared to 0.9% for the same period in 2023. The annualized return on average common equity ("ROACE") for the three months ended September 30, 2024 was 7.2% as compared to 8.8% for the same period in 2023. The annualized return on average tangible common equity ("ROATCE") for the three months ended September 30, 2024 was 7.2% as compared to 9.6% for the same period in 2023. The adverse change in returns was primarily attributable to the reduction in net income. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

RESULTS OF OPERATIONS
Earnings Summary
Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
Net loss for the nine months ended September 30, 2024 was $62.3 million, as compared to net income of $80.3 million for the same period in 2023, a decrease of $142.6 million. This decrease was primarily attributable to the recognition of goodwill impairment of $104.2 million in the second quarter of 2024 and an increase in provision for credit losses of $37.2 million, partially offset by a reduction of income tax expenses of $10.0 million. For more information on the drivers and the components of these changes, see the "Provision for Credit Losses" and "Income Tax Expenses" sections below.
When the impact of the provision and goodwill impairment are excluded, operating pre-provision net revenue ("PPNR"), a non-GAAP measure, was $107.8 million for the nine months ended September 30, 2024, as compared to $120.0 million for the same period in 2023. The $12.2 million decrease was primarily due to an increase in noninterest expenses driven by higher FDIC insurance fees. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Total revenue (i.e. net interest income plus noninterest income) was $233.8 million for the nine months ended September 30, 2024, as compared to $236.2 million for the same period in 2023.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, was 2.40% for the nine months ended September 30, 2024 and 2.56% for the same period in 2023. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income for the nine months ended September 30, 2024 decreased to $15.9 million from $18.6 million for the same period in 2023, a 14.9% decrease. For further information on the components and drivers of these changes, see the "Noninterest Income" section below.
The efficiency ratio, inclusive of the goodwill impairment charge, was 98.43% for the nine months ended September 30, 2024 as compared to 49.19% for the same period in 2023. Excluding the goodwill impairment charge, the operating efficiency ratio (non-GAAP) was 53.87%. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
For the nine months ended September 30, 2024 and 2023, the Company had average assets of $12.5 billion and $11.8 billion, respectively, the increase in which was primarily attributable to an increase in average interest-bearing deposits with other banks and other short-term investments over the comparative period. For the nine months ended September 30, 2024 and 2023, the Company had average common equity of $1.3 billion and $1.2 billion, respectively. For the nine months ended September 30, 2024 and 2023, the Company had average tangible common equity, a non-GAAP measure, of $1.2 billion and $1.1 billion, respectively. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
For the nine months ended September 30, 2024, the Company reported an annualized ROAA, inclusive of the goodwill impairment charge, of (0.67)%, as compared to 0.91% for the same period in 2023. The annualized ROACE for the nine months ended September 30, 2024 was (6.65)% as compared to 8.66% for the same period in 2023. The annualized ROATCE, a non-GAAP measure, for the nine months ended September 30, 2024 was (7.0)% as compared to 9.45% for the same period in 2023. The adverse change in returns was primarily attributable to the recognition of goodwill impairment of $104.2 million in 2024. Excluding the goodwill impairment charge, operating annualized ROAA (non-GAAP) in 2024 was 0.45%, operating annualized return on common equity (non-GAAP) was 4.47%, and operating annualized return on tangible common equity (non-GAAP) was 4.72%. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
Net interest income was $71.8 million for the three months ended September 30, 2024, as compared to $70.7 million for the same period in 2023. Net interest income increased for the three months ended September 30, 2024 primarily due to an increase in average loan balances ($8.0 billion compared to $7.8 billion) and yields increased from 6.73% to 6.93%. Additionally, average balances for interest bearing deposits with other banks increased from $1.1 billion to $1.6 billion. These increases were offset by higher average balances in total interest bearing deposits from $6.7 billion to $7.4 billion.
The net interest margin decreased by 6 basis points in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, (from 2.43% to 2.37%). The yield on earning assets increased by 19 basis points (from 5.54% to 5.73%) while cost of funds increased 30 basis points (from 3.39% to 3.69%). Average loans were $8.0 billion for the three months ended September 30, 2024 compared to $7.8 billion for the same period in 2023. Additionally, average short-term borrowings were unchanged at $1.6 billion for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Overall yields on interest earning assets moved higher during the three months ended September 30, 2024 as compared to the same period in 2023, as variable rate loans adjusted upwards. Additionally, rates on interest bearing liabilities moved higher during the three months ended September 30, 2024 as compared to the same period in 2023, as funding costs increased.

Net interest income was $217.9 million for the nine months ended September 30, 2024, as compared to $217.6 million for the same period in 2023. Net interest income increased for the nine months ended September 30, 2024 primarily due to higher average loan balances ($8.0 billion compared to $7.8 billion) and yields (6.93% compared to 6.58%) as compared to September 30, 2023. This was partially offset by increases in average deposit rates (4.32% compared to 4.03%), increases in interest bearing deposits ($7.3 billion vs $6.0 billion) and increases in other borrowing rates (4.94% compared to 4.83%) for the nine months ended September 30, 2024 as compared to the same period in 2023.
The net interest margin decreased by 16 basis points in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 (from 2.56% to 2.40%). The yield on earning assets increased by 33 basis points (from 5.39% to 5.72%) while cost of funds increased 55 basis points (from 3.08% to 3.63%). Overall yields on interest earning assets moved higher during the nine months ended September 30, 2024 as compared to the same period in 2023, as variable rate loans adjusted upwards. Additionally, rates on interest bearing liabilities moved higher during the nine months ended September 30, 2024 as compared to the same period in 2023, as funding costs increased due to a combination of interest rates and mix of funding sources utilized.
Average loans increased to $8.0 billion for the nine months ended September 30, 2024 compared to $7.8 billion for the same period in 2023. Average interest bearing deposits increased to $7.3 billion for the nine months ended September 30, 2024 from $6.0 billion for the nine months ended September 30, 2023, while average noninterest bearing demand deposits decreased to $2.0 billion for the nine months ended September 30, 2024 from $2.8 billion for the nine months ended September 30, 2023. Additionally, average short-term borrowings remained unchanged at $1.7 billion for the nine months ended September 30, 2024 and 2023.
The tables below present the average balances and rates of the major categories of the Company's assets and liabilities for the three and nine months ended September 30, 2024 and 2023. Included in the tables are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields and Rates (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,577,464	$21,296	5.37%	$1,127,451	$15,067	5.30%
Loans held for sale (1)	4,936	1	0.08%	—	—	—%
Loans (1) (2)	8,026,524	139,835	6.93%	7,795,144	132,273	6.73%
Investment securities available-for-sale (2)	1,479,598	7,336	1.97%	1,554,348	8,126	2.07%
Investment securities held-to-maturity (2)	974,366	5,242	2.14%	1,047,515	5,606	2.12%
Federal funds sold	10,003	103	4.10%	7,728	77	3.95%
Total interest earning assets	12,072,891	173,813	5.73%	11,532,186	161,149	5.54%

Total noninterest earning assets	397,006			489,683
Less: allowance for credit losses	(108,998)			(78,964)
Total noninterest earning assets	288,008			410,719
TOTAL ASSETS	$12,360,899			$11,942,905

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$1,656,676	$14,596	3.51%	$1,421,522	$12,785	3.57%
Savings and money market	3,254,128	34,896	4.27%	3,113,755	32,855	4.19%
Time deposits	2,517,944	31,698	5.01%	2,162,582	25,289	4.64%
Total interest bearing deposits	7,428,748	81,190	4.35%	6,697,859	70,929	4.20%
Customer repurchase agreements	38,045	332	3.47%	36,082	311	3.42%
Other short-term borrowings	1,615,867	20,448	5.03%	1,610,097	19,190	4.73%
Long-term borrowings	824	—	—%	—	—	—%
Total interest bearing liabilities	9,083,484	101,970	4.47%	8,344,038	90,430	4.30%

Noninterest bearing liabilities:
Noninterest bearing demand	1,915,666			2,248,782
Other liabilities	160,272			114,923
Total noninterest bearing liabilities	2,075,938			2,363,705

Shareholders' Equity	1,201,477			1,235,162
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,360,899			$11,942,905

Net interest income		$71,843			$70,719
Net interest spread			1.26%			1.24%
Net interest margin			2.37%			2.43%
Cost of funds			3.69%			3.39%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.9 million and $4.1 million for the three months ended September 30, 2024 and 2023, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields and Rates (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,624,575	$65,726	5.40%	$905,414	$34,070	5.03%
Loans held for sale (1)	4,329	101	3.12%	1,620	73	6.02%
Loans (1) (2)	8,006,298	415,345	6.93%	7,766,212	382,043	6.58%
Investment securities available for sale (2)	1,491,608	21,631	1.94%	1,613,257	24,463	2.03%
Investment securities held-to-maturity (2)	993,553	16,032	2.16%	1,067,628	17,055	2.14%
Federal funds sold	10,037	311	4.14%	9,392	202	2.88%
Total interest earning assets	12,130,400	519,146	5.72%	11,363,523	457,906	5.39%

Total noninterest earning assets	471,966			492,069
Less: allowance for credit losses	(100,592)			(77,342)
Total noninterest earning assets	371,374			414,727
TOTAL ASSETS	$12,501,774			$11,778,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$1,708,797	$47,526	3.72%	$1,173,823	$29,533	3.36%
Savings and money market	3,332,552	104,277	4.18%	3,135,300	96,990	4.14%
Time deposits	2,307,756	85,616	4.96%	1,642,805	52,782	4.30%
Total interest bearing deposits	7,349,105	237,419	4.32%	5,951,928	179,305	4.03%
Customer repurchase agreements	37,578	977	3.47%	38,473	946	3.29%
Other short-term borrowings	1,698,170	62,856	4.94%	1,665,293	60,101	4.83%
Long-term borrowings	277	—	—%	—	—	—%
Total interest bearing liabilities	9,085,130	301,252	4.43%	7,655,694	240,352	4.20%

Noninterest bearing liabilities:
Noninterest bearing demand	2,007,963			2,784,396
Other liabilities	157,277			97,586
Total noninterest bearing liabilities	2,165,240			2,881,982

Shareholders’ Equity	1,251,404			1,240,574
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,501,774			$11,778,250

Net interest income		$217,894			$217,554
Net interest spread			1.29%			1.19%
Net interest margin			2.40%			2.56%
Cost of funds			3.63%			3.08%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $12.9 million and $12.0 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Rate/Volume Analysis of Net Interest Income
The rate/volume tables below present the composition of the change in net interest income for the period indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Three Months Ended September 30, 2024 compared with the Three Months Ended September 30, 2023
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$3,926	$3,636	$7,562
Loans held for sale	1	—	1
Investment securities available-for-sale	(391)	(399)	(790)
Investment securities held-to-maturity	(391)	27	(364)
Interest bearing bank deposits	6,014	215	6,229
Federal funds sold	23	3	26
Total interest income	9,182	3,482	12,664

Interest paid on
Interest bearing transaction	2,115	(304)	1,811
Savings and money market	1,481	560	2,041
Time deposits	4,156	2,253	6,409
Customer repurchase agreements	17	4	21
Other borrowings	69	1,189	1,258
Total interest expense	7,838	3,702	11,540

Net interest income	$1,344	$(220)	$1,124

	Nine Months Ended September 30, 2024 compared with the Nine Months Ended September 30, 2023
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$11,811	$21,491	$33,302
Loans held for sale	122	(94)	28
Investment securities available-for-sale	(1,845)	(987)	(2,832)
Investment securities held-to-maturity	(1,183)	160	(1,023)
Interest bearing bank deposits	27,061	4,595	31,656
Federal funds sold	14	95	109
Total interest income	35,980	25,260	61,240

Interest paid on
Interest bearing transaction	13,460	4,533	17,993
Savings and money market	6,102	1,185	7,287
Time deposits	21,364	11,470	32,834
Customer repurchase agreements	(22)	53	31
Other borrowings	1,187	1,568	2,755
Total interest expense	42,091	18,809	60,900

Net interest income	$(6,111)	$6,451	$340

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
During the three months ended September 30, 2024, the Company recorded a provision for credit losses of $10.9 million on its loan portfolio and incurred $5.3 million in net charge-offs to its ACL. The provision for credit losses on loans for the same period in 2023 was $5.6 million and there were $340 thousand of net charge-offs in its ACL. During the nine months ended September 30, 2024, the Company recorded a provision for credit losses of $54.9 million and net charge-offs of $29.0 million on its loan portfolio. The provision for credit losses on loans for the same period in 2023 was $15.8 million and there were $6.9 million of net charge-offs in its ACL.
The change in provision for credit losses during the three and nine months ended September 30, 2024, was primarily attributable to the following factors: 1) changes in the qualitative component of the model relating to CRE office properties; 2) enhancements to the quantitative model during Q1 to include additional economic factors; and, 3) specific reserves on individually evaluated non-performing loans. Additionally, the change in provision for credit losses during the nine months ended September 30, 2024, was also impacted by the partial charge off of a CRE office relationship after an updated valuation was received in the first quarter 2024.
The provision for credit losses for the held-to-maturity securities portfolio was recorded primarily on several corporate bonds. During the three months ended September 30, 2024 and 2023, there was a reversal of provision for credit losses of $775 thousand and a provision expense of $1 thousand, respectively, for the held-to-maturity securities portfolios. During the nine months ended September 30, 2024 and 2023, there was a reversal of provision for credit losses of $719 thousand and a provision expense of $1.2 million, respectively, for the held-to-maturity securities portfolios. There was no provision for credit losses on the available-for-sale securities portfolio for the three and nine months ended September 30, 2024 and 2023.
The provision for unfunded commitments is presented separately on the Consolidated Statements of Operations. This provision considers the probability that unfunded commitments will fund. During the three months ended September 30, 2024 and 2023, a reversal of provision of $1.6 million and $839 thousand, respectively, were recorded for unfunded commitments. During the nine months ended September 30, 2024 and 2023, a provision reversal of $529 thousand and provision expense of $327 thousand, respectively, were recorded for unfunded commitments.

Noninterest Income
Noninterest income includes service charges on deposits, gain on sale of loans, gains and losses on sale of investment securities, income from bank owned life insurance ("BOLI") and other income. The following table summarizes the comparative noninterest income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Service charges on deposits	$1,747	$1,631	$116	7%
Gain (loss) on sale of loans	20	(5)	25	(500)%
Net gain on sale of investment securities	3	5	(2)	(40)%
Increase in the cash surrender value of bank-owned life insurance	731	669	62	9%
Other income	4,450	4,047	403	10%
Total	$6,951	$6,347	$604	10%

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Service charges on deposits	$5,099	$4,767	$332	7%
Gain on sale of loans	57	395	(338)	(86)%
Net gain (loss) on sale of investment securities	10	(14)	24	(171)%
Increase in the cash surrender value of bank-owned life insurance	2,143	1,972	171	9%
Other income	8,563	11,522	(2,959)	(26)%
Total	$15,872	$18,642	$(2,770)	(15)%
Total noninterest income for the three months ended September 30, 2024 increased to $7.0 million from $6.3 million for the three months ended September 30, 2023. The increase was primarily driven by gains on the sale of mortgage servicing rights and higher swap fee income.
Total noninterest income for the nine months ended September 30, 2024 decreased to $15.9 million from $18.6 million for the nine months ended September 30, 2023. The decrease was primarily based on the prior year period nonrecurring items including income from Small Business Investment Companies ("SBIC") fund and swap fees.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional, Federal Deposit Insurance Corporation ("FDIC") insurance assessments, and other expenses. The following table summarizes the comparative noninterest expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Salaries and employee benefits	$21,675	$21,549	$126	1%
Premises and equipment expenses	2,794	3,095	(301)	(10)%
Marketing and advertising	1,588	768	820	107%
Data processing	3,435	3,194	241	8%
Legal, accounting and professional fees	3,433	2,162	1,271	59%
FDIC insurance	7,399	3,342	4,057	121%
Other expenses	3,290	3,523	(233)	(7)%
Total	$43,614	$37,633	$5,981	16%

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Salaries and employee benefits	$65,171	$67,680	$(2,509)	(4)%
Premises and equipment expenses	8,747	9,639	(892)	(9)%
Marketing and advertising	4,109	2,288	1,821	80%
Data processing	10,223	9,647	576	6%
Legal, accounting and professional fees	8,645	8,065	580	7%
FDIC insurance	19,728	7,409	12,319	166%
Goodwill impairment	104,168	—	104,168	—%
Other expenses	9,311	11,467	(2,156)	(19)%
Total	$230,102	$116,195	$113,907	98%

Total noninterest expense was $43.6 million for the three months ended September 30, 2024, as compared to $37.6 million for the three months ended September 30, 2023, a 15.9% increase. The increase for the three months ended September 30, 2024 was primarily due to increases in FDIC deposit insurance assessments.
Total noninterest expense was $230.1 million for the nine months ended September 30, 2024, as compared to $116.2 million for the nine months ended September 30, 2023, a 98.0% increase. The increase for the nine months ended September 30, 2024 was primarily due to the goodwill impairment charge of $104.2 million to reduce fully the carrying value of the Company's goodwill. Refer to the "Critical Accounting Policies" section for additional details. Excluding the goodwill impairment charge, total operating noninterest expense (non-GAAP) was $125.9 million for the nine months ended September 30, 2024. Refer to the "Use of Non-GAAP Financial Measures" section for additional details and a reconciliation of GAAP to non-GAAP financial measures.
Salaries and employee benefits were $21.7 million and $21.5 million, respectively, for the three months ended September 30, 2024 and September 30, 2023. Salaries and employee benefits were $65.2 million and $67.7 million, respectively, for the nine months ended September 30, 2024 and September 30, 2023. The decrease in salaries and employee benefits over the comparative nine months ended September 30, 2024 and 2023 was primarily due to reduced incentive accruals, payroll taxes and healthcare costs.
FDIC insurance expense was $7.4 million for the three months ended September 30, 2024 compared to $3.3 million, for the same period in 2023, a 121% increase. FDIC insurance expense was $19.7 million for the nine months ended September 30, 2024 compared to $7.4 million, for the same period in 2023, a 166% increase. The increase in FDIC insurance expense over the comparative three and nine months ended September 30, 2024 and 2023 was primarily due to increases in FDIC deposit insurance assessments.
Marketing expenses were $1.6 million and $0.8 million, respectively, for the three months ended September 30, 2024 and September 30, 2023, an 107% increase. Marketing expenses were $4.1 million and $2.3 million, respectively, for the nine months ended September 30, 2024 and September 30, 2023, an 80% increase. The increase in marketing expenses over the comparative three and nine months ended September 30, 2024 and 2023 was primarily due to higher marketing expenses related to our digital banking channel.
Legal, accounting and professional fees were $3.4 million and $8.6 million for the three and nine months ended September 30, 2024, respectively, compared to $2.2 million and $8.1 million for the three and nine months ended September 30, 2023, respectively, an increase of $1.2 million and an increase of $0.5 million for the comparative periods, respectively.
The major components of other expenses include franchise taxes, director compensation and insurance expense. Other expenses decreased to $3.3 million from $3.5 million, or 6.6%, for the three months ended September 30, 2024, compared to the same three month period in 2023. For the nine month period ended September 30, 2024 other expenses decreased to $9.3 million from $11.5 million, or 19.1%, for the same period in 2023. The decrease in other expenses over the comparative nine months ended September 30, 2024 and 2023 was primarily due to a reduction in director fees.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 55.35% and 98.43% for the three months and nine months ended September 30, 2024, respectively as compared to 48.83% and 49.19% for the same periods in 2023. The adverse change in the efficiency ratio for the nine months ended September 30, 2024 was primarily driven by the recognition of goodwill impairment of $104.2 million. Excluding the goodwill impairment charge, the operating efficiency ratio (non-GAAP) was 53.87% for the nine months ended September 30, 2024. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
As a percentage of average assets, total noninterest expense (annualized) was 1.40% for the three months ended September 30, 2024 as compared to 1.25% for the same period in 2023. As a percentage of average assets, total noninterest expense (annualized) was 2.46% for the nine months ended September 30, 2024, as compared to 1.32% for the same period in 2023. Excluding the goodwill impairment charge, total operating noninterest expense (non-GAAP) (annualized) as a percentage of average assets was 1.35% for the nine months ended September 30, 2024. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Income Tax Expense
For the three and nine months ended September 30, 2024 the tax provision was $4.9 million and $12.3 million, respectively, compared to $7.2 million and $22.3 million for the three and nine months ended September 30, 2023. The decrease in the tax provision over the comparative three and nine months ended September 30, 2024 and 2023 was primarily due to decreases in pre-tax income period over period. The change in the effective tax rate over the comparative three and nine months ended September 30, 2024 and 2023 was primarily driven by the impairment of the goodwill which is not deductible for tax purposes.
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
FINANCIAL CONDITION
Summary
Total assets were $11.3 billion and $11.7 billion at September 30, 2024 and December 31, 2023, respectively. The decrease in total assets of $0.4 billion, or 3.3%, from December 31, 2023 to September 30, 2024 was primarily due to decreases in investment securities and interest-bearing deposits with other banks, and the impairment charge of goodwill related to a 2014 acquisition.
The largest component of assets, total loans with an amortized cost basis of $8.0 billion at September 30, 2024, remained relatively flat compared to the balance at December 31, 2023. Refer to the "Loan Portfolio" section below for further discussion on loans.
Investment securities, at amortized cost net of the ACL, totaled $2.5 billion at September 30, 2024 as compared to $2.7 billion at December 31, 2023, a decrease of $172.1 million, or 6.4%, that was primarily driven by the pay down of principal on mortgage-backed securities ("MBS") and calls of securities. At September 30, 2024 and December 31, 2023, investment securities available-for-sale had an amortized cost of $1.6 billion and $1.7 billion, respectively, and a fair value of $1.4 billion and $1.5 billion, respectively. Additionally, September 30, 2024 and December 31, 2023, investment securities held-to-maturity had an amortized cost of $961.9 million (net of ACL of $1.2 million) and $1.0 billion (net of ACL of $2.0 million), respectively, and an estimated fair value of $868.4 million and $901.6 million, respectively.
In terms of funding, total deposits at September 30, 2024 were $8.5 billion, down from $8.8 billion at December 31, 2023, a decline of 3.0%. Total borrowings (excluding customer repurchase agreements) were $1.3 billion and $1.4 billion at September 30, 2024 and December 31, 2023, respectively. The components and drivers of the change are discussed in the "Deposits and Other Borrowings" section below.
Total shareholders' equity declined to $1.2 billion as of September 30, 2024 from $1.3 billion as of December 31, 2023.

The Company's capital ratios remain substantially in excess of regulatory minimum and buffer requirements. Regulatory ratios based on risk-weighted assets experienced minor fluctuations of less than 5% from December 31, 2023 to September 30, 2024. The total risk based capital ratio was 15.51% at September 30, 2024, as compared to 14.79% at December 31, 2023. The common equity tier 1 capital ("CET1") risk based capital ratio was 14.30% at September 30, 2024, as compared to 13.90% at December 31, 2023. The tier 1 risk based capital ratio was 14.30% at September 30, 2024, as compared to 13.90% at December 31, 2023. The tier 1 leverage ratio was 10.77% at September 30, 2024, as compared to 10.73% at December 31, 2023.
The ratio of common equity to total assets was 10.86% at September 30, 2024, as compared to 10.92% at December 31, 2023 as common equity levels declined 3.8% over the nine months ended September 30, 2024. Book value per share was $40.61 at September 30, 2024, a 4.6% decrease over $42.58 at December 31, 2023. These declines were primarily due to the goodwill impairment charge of $104.2 million.
In addition, the tangible common equity ratio was 10.86% at September 30, 2024, as compared to 10.12% at December 31, 2023. Tangible book value per share was $40.61 at September 30, 2024, a 3.9% increase from $39.08 at December 31, 2023. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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

Loans outstanding were $8.0 billion at September 30, 2024, an increase of $1.6 million, from the balance at December 31, 2023. The loan portfolio is relatively flat in the nine months ended September 30, 2024, driven by increased fundings of ongoing construction projects for commercial and residential properties, offset by a reduction in commercial loans. Market rates year to date in 2024 for our new loan originations on average have been consistent with the market rates at the end of 2023, reflecting that the Federal Reserve did not increase or decrease short-term interest rates until mid-September 2024. We continue to see opportunities for growth in the commercial real estate market in our focused sectors; our processes for evaluating these opportunities are designed to ensure they are subject to reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Following origination, we continue to monitor our borrowers' business plans and identify primary and alternative sources for loan repayment and, if necessary, obtain collateral to mitigate credit loss in the event of default.

Loans, net of amortized deferred fees and costs, at September 30, 2024 and December 31, 2023 by major category are summarized below.

	September 30, 2024		December 31, 2023
(dollars in thousands, except amounts in the footnote)	Amount	%	Amount	%
Commercial	$1,154,349	14%	$1,473,766	18%
PPP loans	348	—%	528	—%
Income producing - commercial real estate	4,155,120	52%	4,094,614	51%
Owner occupied - commercial real estate	1,276,240	16%	1,172,239	15%
Real estate mortgage - residential	57,223	1%	73,396	1%
Construction - commercial and residential	1,174,591	15%	969,766	12%
Construction - C&I (owner occupied)	100,662	1%	132,021	2%
Home equity	51,567	1%	51,964	1%
Other consumer	169	—%	401	—%
Total loans	7,970,269	100%	7,968,695	100%
Less: allowance for credit losses	(111,867)		(85,940)
Loans, net (1)	$7,858,402		$7,882,755
(1)Excludes accrued interest receivable of $43.4 million and $45.3 million at September 30, 2024 and December 31, 2023, respectively, which is recorded in other assets.
As noted above, a significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area, and is secured by real estate or other collateral in that market. While our basic market area is the Washington, D.C. metropolitan area, the Bank has made loans outside that market where the borrower is an existing customer and the nature and quality of such loans was consistent with the Bank’s lending policies. Although all of these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the real estate market could continue to have an adverse impact on this portfolio of loans and the Company’s income and financial position. Management believes that the CRE concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices and ongoing portfolio monitoring and market analysis.
The Company's concentration in the Washington, D.C. metro area includes "Washington's Maryland Suburbs," which comprise Frederick, Prince George's and Montgomery counties and "Northern Virginia," which comprises Alexandria, Arlington, Falls Church, Fairfax, Loudoun and Prince William counties. At September 30, 2024, 30.9%, 27.4%, 24.5%, 5.4% and 11.8% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. At December 31, 2023, 31.5%, 26.4%, 25.1%, 5.5% and 11.5% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. While we remain cautious with regard to CRE market conditions, principally office, the strength of the Washington D.C. metro area in certain sectors, particularly multi-family CRE and the housing market, continue to drive premiums for well-located properties.
As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $6.5 billion and $6.1 billion, or 81.7% and 77.0% of total loans, of amortized cost outstanding at September 30, 2024 and December 31, 2023, respectively. Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. Income producing CRE loans collateralized by office properties comprised approximately $864.0 million and $949.0 million, or 10.8% and 11.9% of total loans, at September 30, 2024 and December 31, 2023, respectively. Office loans within Washington D.C., Washington's Maryland Suburbs and Northern Virginia were $796.5 million and $879.0 million, or 10.0% and 11.0% of total loans, at September 30, 2024 and December 31, 2023, respectively. As a percentage of total amortized cost of income producing - CRE office loans, 38.1%, 29.0%, 15.0%, 10.1% were located in Washington's Maryland Suburbs, Northern Virginia, the central business district of Washington D.C. and Washington, D.C (outside the central business district), respectively, at September 30, 2024.

The following table summarizes the Company's income producing - commercial real estate loans, at principal, at September 30, 2024:

At September 30, 2024		Maryland		Virginia
(dollars in thousands)	Washington D.C.	Washington Suburbs	Other	Northern Virginia	Other	Other	Total	Percent of Total
Collateral Type:
Hotel & motel	$137,147	$80,516	$82,923	$60,223	$—	$21,742	$382,551	9%
Industrial	881	78,870	40,567	19,439	11,932	—	151,689	4%
Mixed use	260,330	45,950	371	54,643	25,723	4,970	391,987	9%
Multifamily	395,123	224,830	315	120,408	84,954	48,204	873,834	21%
Office	217,341	329,312	4,288	251,174	63,368	—	865,483	21%
Retail	79,224	99,131	61,209	74,504	99,391	1,523	414,982	10%
Single / 1-4 Family & Res. Condo	69,432	2,610	2,130	13,451	6,492	4,056	98,171	2%
Other	190,641	184,304	36,094	519,811	8,629	46,451	985,930	24%
Total	$1,350,119	$1,045,523	$227,897	$1,113,653	$300,489	$126,946	$4,164,627	100%
Percent of total	32%	25%	6%	27%	7%	3%	100%
Percent of Principal by Loan Size:
Less than $1 million	2%	2%	3%	2%	2%	1%
$1 million to $5 million	10%	9%	18%	7%	10%	16%
$5 million to $10 million	7%	8%	29%	4%	10%	43%
$10 million to $25 million	18%	15%	31%	32%	36%	11%
$25 million to $50 million	47%	27%	19%	37%	18%	29%
Greater than $50 million	16%	39%	—%	18%	24%	—%
Total	100%	100%	100%	100%	100%	100%

At September 30, 2024, $332.7 million of principal of loans collateralized by office properties were criticized or classified.
At September 30, 2024, the Company had no concentrations of loans with any one borrower in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

The following table sets forth the time to the final contractual maturity of the loan portfolio as of September 30, 2024:

	September 30, 2024
(dollars in thousands)	Total	One Year or Less (1)	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,154,349	$414,070	$585,836	$150,889	$3,554
PPP loans	348	—	348	—	—
Income producing - commercial real estate (2)	4,155,120	1,617,826	2,256,418	280,876	—
Owner occupied - commercial real estate	1,276,240	237,393	448,975	351,392	238,480
Real estate mortgage - residential	57,223	14,729	33,073	461	8,960
Construction - commercial and residential	1,174,591	342,232	799,042	3,580	29,737
Construction - C&I (owner occupied)	100,662	26,981	3,522	9,828	60,331
Home equity	51,567	1,364	1,861	1,206	47,136
Other consumer	169	169	—	—	—
Total loans	$7,970,269	$2,654,764	$4,129,075	$798,232	$388,198
Loans with:
Predetermined fixed interest rate	$3,216,302	$1,060,322	$1,595,576	$494,622	$65,782
Floating or adjustable interest rate	4,753,967	1,594,442	2,533,499	303,610	322,416
Total loans	$7,970,269	$2,654,764	$4,129,075	$798,232	$388,198
(1)Demand loans, having no contractual maturity, and overdrafts are reported as due in one year or less.
(2)Income producing CRE office loans, which had total principal of $865.5 million at September 30, 2024 and are included within income producing - commercial real estate, had principal of $278.5 million, $579.7 million, $6.7 million, and $0.6 million aggregated with one year or less, over one year to five years, over five years to fifteen years, and over fifteen years remaining until contractual maturity, respectively. Approximately $208.5 million and $328.9 million of income producing CRE office loans as of September 30, 2024 were due to mature within three months and 18 months, respectively.
Allowance for Credit Losses

The ACL is an estimate based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank. A full discussion of the accounting for ACL is contained in Note 1 to the Consolidated Financial Statements and activity in the ACL is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption "Provision for Credit Losses" for a discussion of the Company's calculation of the provision for credit losses during the nine months ended September 30, 2024 and 2023.

The ACL for loans at September 30, 2024 at $111.9 million, reflected a $25.9 million increase from December 31, 2023 when it was $85.9 million, reflecting a provision for credit losses of $54.9 million and $29.0 million in net charge-offs during the nine months ended September 30, 2024. Net charge-offs, on an annualized basis, represented 0.48% of average loans for the nine months ended September 30, 2024, an increase from net charge-offs of $6.9 million during the nine months ended September 30, 2023, which represented 0.12% of average loans on an annualized basis. Net charge-offs during the nine months ended September 30, 2024 included $20.1 million of charge offs on one CRE office lending relationship. At September 30, 2024, the ACL for loans represented 1.40% of total loans outstanding, as compared to 1.08% at December 31, 2023. The ACL represented 83% of nonperforming loans at September 30, 2024, as compared to 131% at December 31, 2023. Refer to the "Provision for Credit Losses" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the provision for credit losses.

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

The Company believes it has taken a prudent posture with respect to risk rating its loan portfolio. As of September 30, 2024 and December 31, 2023, loans rated special mention had an amortized cost of $365.0 million and $207.1 million, respectively, and loans rated substandard had an amortized cost of $391.3 million and $335.8 million, respectively. The increases in special mention loans were primarily attributable to additions in CRE loans, particularly in income producing - commercial real estate and commercial loans. The increases in substandard loans were primarily attributable to additions in CRE loans, particularly in commercial construction loans. At September 30, 2024, 100% and 59% of special mention and substandard loans, respectively, were current. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.

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
At September 30, 2024 and December 31, 2023, the Company's performing office coverage ratio, which calculates the ACL attributable to loans collateralized by performing office properties as a percentage of total loans, was 4.55% and 1.91%, respectively.
The following table sets forth activity in the ACL for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Balance at beginning of period	$85,940	$74,444
Charge-offs:
Commercial	(4,150)	(1,828)
Income producing - commercial real estate	(21,329)	(5,306)
Owner occupied - commercial real estate	(3,800)	—
Construction - commercial and residential	(129)	(136)
Other consumer	(88)	(50)
Total charge-offs	(29,496)	(7,320)
Recoveries:
Commercial	220	335
Income producing - commercial real estate	185	—
Owner occupied - commercial real estate	71	31
Construction - commercial and residential	—	34
Other consumer	—	6
Total recoveries	476	406
Net charge-offs	(29,020)	(6,914)
Provision for credit losses - loans	54,947	15,802
Balance at end of period	$111,867	$83,332
Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.48%	0.12%

The following table reflects the allocation of the ACL at the dates indicated. The allocation of the allowance at September 30, 2024 includes ACL of $5.4 million against individually assessed loans of $134.4 million, as compared to ACL of $0.6 million against individually assessed loans of $66.1 million at December 31, 2023. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2024			December 31, 2023
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$20,303	18%	14%	$17,824	21%	18%
Income producing - commercial real estate	53,312	48%	52%	40,050	47%	51%
Owner occupied - commercial real estate	20,071	17%	16%	14,333	16%	15%
Real estate mortgage - residential	738	1%	1%	861	1%	1%
Construction - commercial and residential	15,417	14%	15%	10,198	12%	12%
Construction - C&I (owner-occupied)	1,297	1%	1%	1,992	2%	2%
Home equity	700	1%	1%	657	1%	1%
Other consumer	29	—%	—%	25	—%	—%
Total allowance	$111,867	100%	100%	$85,940	100%	100%
Nonperforming Assets
The Company's level of nonperforming assets, which comprise the amortized cost of loans delinquent 90 days or more and nonaccrual loans, which includes the nonperforming portion of loan modifications, and the carrying value of OREO, totaled $137.1 million at September 30, 2024 representing 1.22% of total assets, as compared to $66.6 million of nonperforming assets, or 0.57% of total assets, at December 31, 2023.
The Company had no accruing loans which were 90 days or more past due at September 30, 2024. Management prioritizes remaining attention to early signs of deterioration in borrowers’ financial conditions and to taking action designed to mitigate risk. The Company places loans on nonaccrual status if it deems collection to be doubtful. The Company believes it is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its ACL, at 1.40% of total loans at September 30, 2024, is adequate to absorb expected credit losses within the loan portfolio at that date.
Total nonperforming loans had an amortized cost of $134.4 million at September 30, 2024, representing 1.69% of total loans, compared to $65.5 million at December 31, 2023, representing 0.82% of total loans. The increase was primarily from the addition of two income-producing commercial real estate loans and one owner-occupied commercial real estate loan to non-accruing status following a partial charge-off on the combined balances in the nine months ended September 30, 2024.
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
During the nine months ended September 30, 2024, the Bank modified 33 loans with a total amortized cost of $278.7 million at September 30, 2024 (3.5% of the loan portfolio). These loans received extended loan terms of between approximately 1 to 36 months.
Loans modified in the preceding twelve months totaled $304.7 million, of which approximately $15.7 million are loans 30-89 days past due and $57.6 million are on nonaccrual status. All other loans are performing under their modified terms.
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
Included in nonperforming assets was OREO of $2.7 million, comprising four foreclosed properties, at September 30, 2024 and $1.1 million, comprising three foreclosed properties, at December 31, 2023. OREO properties are carried at the lower of cost or fair value less estimated costs to sell.

It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations on OREO properties where it has reason to believe, based upon market indications (such as: comparable sales, a scenario in which the Company is considering legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. Two OREO properties were sold during the nine months ended September 30, 2024 and one OREO property was sold during the nine months ended September 30, 2023, generating proceeds of $656 thousand and $609 thousand, respectively. There were no sales of OREO properties during the three months ended September 30, 2024 and 2023.
The following table shows the amounts of nonperforming assets, including loans at amortized cost and OREO at the lower of cost or fair value less estimated costs to sell:

(dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual Loans:
Commercial	$1,930	$2,049
Income producing - commercial real estate	94,282	40,926
Owner occupied - commercial real estate	37,730	19,836
Real estate mortgage - residential	172	1,946
Construction - commercial and residential	—	525
Home equity	257	242
Total nonperforming loans	134,371	65,524
Other real estate owned	2,743	1,108
Total nonperforming assets	$137,114	$66,632

Coverage ratio, allowance for credit losses to total nonperforming loans	83%	131%
Ratio of nonperforming loans to total loans	1.69%	0.82%
Ratio of nonperforming assets to total assets	1.22%	0.57%
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
At September 30, 2024, there were $391.3 million of substandard loans. Substandard loans are considered potential or actual problem loans due to known information about possible or actual credit problems which causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in the reclassification to the past due, nonaccrual or restructured loan categories, as appropriate. Based upon their status as potential or actual problem loans, these loans receive heightened scrutiny and ongoing intensive risk management.
Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, Negotiable Order of Withdrawal ("NOW") accounts, savings accounts, and certificates of deposits. The deposit base includes transaction accounts, time and savings accounts, and accounts that customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank regularly utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms. Additionally, the Bank participated in the BTFP established by the Federal Reserve in March 2023. The Federal Reserve announced in January 2024 that the BTFP would stop originating new loans on March 11, 2024, as scheduled. The Federal Reserve also modified the terms of the program so that the interest rate for new loans would be no lower than the interest rate on reserve balances in effect on the day the loan is made. In January 2024, prior to these announcements by the Federal Reserve, the Company borrowed an additional $500.0 million through the BTFP and refinanced $500.0 million under the program, each at an interest rate of 4.76% and a maturity date in January 2025.

The following table summarizes the Company's deposits at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Balance	Percentage	Balance	Percentage
Noninterest-bearing demand	$1,609,823	19%	$2,279,081	26%
Interest-bearing transaction	903,300	11%	997,448	11%
Savings and money market	3,316,819	39%	3,314,043	38%
Time deposits	2,710,908	31%	2,217,467	25%
Total	$8,540,850	100%	$8,808,039	100%

For the nine months ended September 30, 2024, total deposits decreased by $267.2 million as compared to December 31, 2023. The decrease was primarily attributable to a $669.3 million decrease in noninterest bearing demand deposits, partially offset by a $493.4 million increase in time deposits. These deposit changes were the result of a decline in deposits from a third party payment processor related to the fluctuations in deposit levels resulting from its business, as well as declines in some public and brokered fundings, partially offset by growth in time deposits from the company's digital acquisition channel.
No single depositor represented more than 10% of total deposits as of September 30, 2024. The ten largest depositors not associated with brokered pass-through relationships represented approximately 17% of total deposits in the aggregate as of September 30, 2024. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end compared to average deposit balances.
From time to time, when appropriate in order to fund strong loan demand or account for increased deposit outflow, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm and other national brokerage networks, including IntraFi Network, LLC ("IntraFi"). Additionally, the Bank participates in the Certificates of Deposit Account Registry Service ("CDARS") and the Insured Cash Sweep product ("ICS"), which provide for reciprocal ("two-way") transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The total of reciprocal deposits at September 30, 2024 was $1.4 billion (16% of total deposits) as compared to $1.7 billion (19% of total deposits) at December 31, 2023. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to obtain one-way CDARS deposits and participates in IntraFi's Insured Network Deposit Program ("IND"). The Bank had $763.9 million and $786.5 million of IND brokered deposits as of September 30, 2024 and December 31, 2023, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks changes due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty in obtaining them in the future. In that event, we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.

We have used brokered deposits and intend to continue to use brokered deposits as one of our funding sources to support future growth. At September 30, 2024, total brokered deposits were $3.6 billion, or 42.5% of total deposits, of which $1.4 billion were attributable to the CDARS and ICS two-way accounts. Total brokered deposits were comprised of $1.3 billion, $0.9 billion, and $1.4 billion of time deposits, savings and money market accounts and interest-bearing transaction accounts, respectively, at September 30, 2024. At December 31, 2023, total brokered deposits (excluding the CDARS and ICS two-way) were $2.5 billion, or 28.8% of total deposits, and comprised $1.5 billion, $961.5 million, and $108.2 million of time deposits, savings and money market accounts, and interest-bearing transaction accounts, respectively.
At September 30, 2024 and December 31, 2023, total deposits included estimated totals of $2.2 billion and $2.8 billion of uninsured deposits, which represented 25.5% and 31.4% of total deposits, respectively. The decrease in the percentage of the Bank's deposits that are uninsured was in part due to customers' increased use of the products facilitated by IntraFi that enable customers to maximize FDIC deposit insurance coverage for their deposits.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $32.0 million at September 30, 2024 compared to $30.6 million at December 31, 2023. Customer repurchase agreements are not deposits and are not insured by the FDIC but are collateralized by U.S. agency securities and/or U.S. agency backed MBS. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at September 30, 2024 and December 31, 2023.
At September 30, 2024, the Company had $240.0 million in FHLB secured borrowings outstanding compared to none at December 31, 2023. Outstanding FHLB advances are secured by collateral consisting of specifically pledged marketable investment securities and a blanket lien on qualifying loans in the Bank's commercial mortgage, residential mortgage and home equity loan portfolios. Additionally, at September 30, 2024 and December 31, 2023, the Company had $1.0 billion and $1.3 billion of outstanding borrowings under the BTFP. Outstanding BTFP advances are secured by collateral consisting of specifically pledged qualifying investment securities. Outstanding short-term advances and borrowings are part of the overall asset liability strategy to support loan growth.
The subordinated notes outstanding at December 31, 2023 comprised the Company's August 5, 2014 issuance of $70.0 million of subordinated notes, which matured and were repaid in September 2024.
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes"). At September 30, 2024, the carrying value of these 2029 Senior Notes was $75.8 million. which reflected $1.9 million in deferred financing costs that are being amortized over the life of the 2029 Senior Notes.
In connection with the issuance of the 2029 Senior Notes, the Company also entered into a registration rights agreement dated September 30, 2024 with the purchasers of the 2029 Senior Notes (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company is planning to file an exchange offer registration statement with the SEC to exchange the Senior Notes for substantially identical notes registered under the Securities Act.
Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Unfunded loan commitments	$1,564,617	$1,981,334
Unfunded lines of credit	94,396	98,614
Letters of credit	70,820	87,146
Total	$1,729,833	$2,167,094

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
Liquidity Management
Liquidity is a measure of the Company's and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. Approximately 60% of the Company's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. As of September 30, 2024, the unrealized losses recorded on the available-for-sale securities were acting as a deterrent to any sale of those securities to raise liquidity. However, these securities can be utilized as pledged assets that provide secondary liquidity through the form of additional available borrowings. Investment securities that are classified as held-to-maturity can also be used as collateral to pledge against additional borrowings. The Company's primary sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial.
The following table summarizes the Company's secondary sources of liquidity in use and available at September 30, 2024:

(dollars in thousands, except amount in the footnotes)	Secondary Sources of Liquidity in Use	Secondary Sources of Liquidity Remaining Available
September 30, 2024:
Unsecured brokered deposits (1)	$926,410	$1,930,266
FHLB secured borrowings	240,000	1,203,126
FRB:
BTFP secured borrowings	1,000,000	—
Discount window secured borrowings	—	1,839,552
Federal funds lines	—	145,000
Customer repurchase agreements	32,040	—
Raymond James repurchase agreement	—	18,604

Unpledged assets: (2)
Interest-bearing deposits with banks	N/A	25,833
Investment securities	N/A	892,856
Total	$2,198,450	$6,055,237
(1)The available liquidity from the unsecured brokered deposits represents unsecured funds under one-way CDARS and ICS brokered deposits that would require then current market rates and be dependent on the availability of funds in those networks.
(2)Comprise unencumbered assets that could be liquidated or used as collateral to obtain additional liquidity through debt financing.

The funding mix has continued to change throughout the nine months ended September 30, 2024. Deposits were $8.5 billion and $8.8 billion at September 30, 2024 and December 31, 2023, respectively. The decrease in deposits was primarily attributable to a $669.3 million decrease in noninterest bearing demand deposits, partially offset by a $493.4 million increase in time deposits. These deposit changes were the result of a decline in deposits from a third party payment processor related to the fluctuations in deposit levels resulting from its business, as well as declines in some public and brokered fundings, partially offset by growth in time deposits from the company's digital acquisition channel. Borrowings at quarter-end were $1.3 billion and $1.4 billion at September 30, 2024 and December 31, 2023, respectively. The net decrease in borrowings was attributable to a decrease in net fundings on the Company's secured borrowings and subordinated notes that matured and were repaid in September 2024, partially offset by issuance of the 2029 Senior Notes. Refer to the "Deposits and Other Borrowings" section above for further discussion.
The Bank can purchase up to $145.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at September 30, 2024 and December 31, 2023. The Bank can borrow unsecured funds under one-way CDARS and ICS brokered deposits up to $1.9 billion, against which there was $926.4 million outstanding at September 30, 2024. The Bank also has custodial agreements with various broker-dealers through IntraFi's IND program which provided $763.9 million of brokered deposits at September 30, 2024.
At September 30, 2024, the Bank was eligible to draw on advances from the FHLB up to $1.4 billion based on assets pledged as collateral to the FHLB, against which the Bank borrowed $240.0 million as of September 30, 2024. The Bank had no FHLB borrowings outstanding at December 31, 2023. The Bank posted additional collateral to the FHLB during the nine months ended September 30, 2024 and during the year ended December 31, 2023 to increase its eligibility for advances to meet its ongoing liquidity needs and expects to continue to utilize this source of funding in the future.
In March 2023, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of the BTFP. The BTFP provided eligible depository institutions, including the Bank, an additional source of liquidity. Subsequent to its initiation, the Federal Reserve also modified the terms of the program so that the interest rate for new loans would be no lower than the interest rate on reserve balances in effect on the day the loan is made. In January 2024, the Company borrowed an additional $500.0 million through the BTFP and refinanced $500.0 million under the program at an interest rate of 4.76% and a maturity in January 2025. The Federal Reserve discontinued the origination of new loans on March 11, 2024, as scheduled. At September 30, 2024, the Bank had $1.0 billion of BTFP borrowings outstanding. This alternative source of liquidity is being utilized for balance sheet optimization.
The Bank has a back-up borrowing facility through the Discount Window at the Federal Reserve. This facility, which can be used to borrow up to $1.8 billion, is collateralized with specific assets identified to the Federal Reserve. During the third quarter, additional collateral in the form of acceptable loans was pledged to the Discount Window increasing available contingent capacity. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only. There can be no assurance, however, that these alternative sources of liquidity will continue to be available or will be sufficient to meet our ongoing liquidity needs.
In total, the Bank's aggregate borrowing capacity at September 30, 2024 was $3.9 billion, which consists of $1.2 billion and $1.8 billion of additional aggregate capacity to borrow from the FHLB and the Federal Reserve's Discount Window, respectively, on assets that have been pledged; along with $18.6 million of aggregate capacity to borrow on a pledge security through a repurchase agreement with Raymond James. The Bank also has unencumbered securities totaling approximately $892.9 million available for pledging to the FHLB or the Federal Reserve for additional borrowing capacity.
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
There is, however, a risk that the cost of funds will increase significantly as the Bank competes for deposits or that some deposits would be lost if rates were to continue to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run, but the use of such sources may negatively impact our net interest margin and our earnings. The continuing elevated cost of funding negatively impacted our net interest margin. Late in the third quarter of 2024, the Federal Reserve decreased interest rates by 50 basis points, having minimal impact on net interest margin in the quarter.

There can be no assurance that the mix of sources of funds available to us at any particular time in the future will be adequate to meet our future liquidity needs. Furthermore, the market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a rising or high interest rate environment. Most of our noninterest bearing deposits are operating deposits or compensating balances that are held in connection with lending relationships. The potential outflow of such deposits is a risk unless we pay a more competitive rate of interest on them, which could significantly and negatively impact the Bank’s interest expense and net interest margin, as the transfer of some noninterest-bearing deposits to interest-bearing deposits did in 2023. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee ("ALCO") has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. During the first nine months ended September 30, 2024, average short term liquidity, comprising interest bearing deposits with other banks and other short-term investments and investment securities available-for-sale, was $3.1 billion, which is above the Bank's average needs. Secondary sources of liquidity available at September 30, 2024 were $6.1 billion, which include the FHLB, other insured brokered deposit sweep programs, unpledged securities, Fed funds lines, and the FRB Discount Window. At September 30, 2024, the Company held total securities available to be pledged with an estimated fair value of $892.9 million. At September 30, 2024, under the Bank’s liquidity formula, it had $6.5 billion of primary and secondary liquidity sources. Management believes the amount is adequate to meet current and projected funding needs.
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
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. Although growth in that segment over the past 36 months at 28% did not exceed the 50% threshold laid out in the regulatory guidance, we expect the heightened supervisory expectations to continue to apply to us given the federal banking regulators’ general focus on commercial real estate exposures at banks.
At September 30, 2024, we did exceed the construction, land development, and other land acquisitions regulatory concentration threshold, and we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 124% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio.
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
At September 30, 2024, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt and the qualifying portion of the ACL. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET1 ratio is the Tier 1 capital ratio but excluding preferred stock.
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
The FRB and the FDIC have adopted rules (the "Basel III Rules") implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain a CET1 ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. At September 30, 2024, the Company and the Bank meet all these requirements.
The Company announced a regular quarterly cash dividend on September 30, 2024 of $0.165 per share to shareholders of record on October 21, 2024 and it was paid on October 31, 2024.
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

The capital amounts and ratios for the Company and Bank as of September 30, 2024 and December 31, 2023 are presented in the table below.

	Company		Bank		Minimum Required Basel III	To Be Well-Capitalized Under Prompt Corrective Action Regulations (1)
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2024
CET1 capital (to risk weighted assets)	$1,351,807	14.30%	$1,351,231	14.38%	7.00%	6.50%
Total capital (to risk weighted assets)	$1,465,659	15.51%	$1,465,083	15.60%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	$1,351,807	14.30%	$1,351,231	14.38%	8.50%	8.00%
Tier 1 capital (to average assets)	$1,351,807	10.77%	$1,351,231	10.81%	4.00%	5.00%

December 31, 2023
CET1 capital (to risk weighted assets)	$1,335,967	13.90%	$1,330,001	13.92%	7.00%	6.50%
Total capital (to risk weighted assets)	$1,421,347	14.79%	1,415,381	14.81%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	$1,335,967	13.90%	1,330,001	13.92%	8.50%	8.00%
Tier 1 capital (to average assets)	$1,335,967	10.73%	1,330,001	10.72%	4.00%	5.00%
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
During the nine months ended September 30, 2024, the Company was able to produce a net interest margin of 2.40% as compared to 2.56% during the same period in 2023 and continues to manage its overall interest rate risk position.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits.
The loan portfolio remained relatively flat in the first nine months of 2024. The re-pricing duration of the loan portfolio was 12 months at September 30, 2024 and December 31, 2023, with fixed rate loans amounting to 40% of total loans at September 30, 2024 and 38% at December 31, 2023. Variable and adjustable rate loans comprised 60% of total loans at September 30, 2024 and 62% at December 31, 2023. Variable rate loans are generally indexed to the Secured Overnight Funding Rate ("SOFR") or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

In the current and expected future interest rate environment, the Company has maintained its investment portfolio to manage the balance between yield and risk in its portfolio of MBS. Further, the Company has been principally collecting cash flows from the investment portfolio to provide liquidity. At September 30, 2024, the amortized cost less allowance of the investment portfolio decreased by $172.1 million, or 6.4%, as compared to the balance at December 31, 2023.
Based on amortized cost, the percentage mix of municipal securities was 5% of total investments at September 30, 2024 and December 31, 2023. The portion of the portfolio invested in MBS was 60% at September 30, 2024 and December 31, 2023. The portion of the portfolio invested in U.S. agency investments was 27% at September 30, 2024 and December 31, 2023. Corporate bonds made up 5% of total investments at September 30, 2024 and December 31, 2023. U.S. treasury bonds were 2% of total investments at September 30, 2024 and December 31, 2023. The duration of the investment portfolio decreased to 4 years at September 30, 2024 from 4.4 years at December 31, 2023.
At September 30, 2024, $80.3 million of corporate bonds were subordinated debt from other financial institutions. Corporate bonds generally, and subordinated debt in particular, pose credit risk such that if any of these issuers were to enter bankruptcy or insolvency proceedings, we could experience losses that may be material to operating results and our financial condition. We may also experience increases in provisions for credit losses, adversely affecting our net income, if the creditworthiness of the issuers declines, whether due to idiosyncratic factors, economic conditions generally or other unforeseen factors or events.
The Company has credit risk participation agreements ("RPAs") with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative and have an asset position with a notional value of $49.5 million as of September 30, 2024. The changes in fair value for these contracts are recognized directly in earnings.
The duration of the total deposit portfolio decreased, measuring 22 months at September 30, 2024 and 28 months at December 31, 2023. The Company experienced a total deposit decrease of $267.2 million for the nine months ended September 30, 2024 as compared to a total loan increase of $1.6 million for the same period. The funding mix has continued to change in the nine months ended September 30, 2024. The decrease in deposits was primarily attributable to a $669.3 million decrease in noninterest bearing demand deposits, partially offset by a $493.4 million increase in time deposits. These deposit changes were the result of a decline in deposits from a third party payment processor related to the fluctuations in deposit levels resulting from its business, as well as declines in some public and brokered fundings, partially offset by growth in time deposits from the company's digital acquisition channel. During the nine months ended September 30, 2024, the Company’s cost of interest bearing deposits increased by 13 basis points across its interest-bearing deposits, which comprise 81.2% of its total deposits at September 30, 2024.
The net unrealized loss before income tax on the investment securities available-for-sale portfolio was $117.0 million and $162.0 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the net unrealized loss position represented 7.55% of the investment portfolio's book value.
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
Market rates have been stable in the first nine months of 2024 since (i) the last short-term interest rate increase from the Federal Reserve was instituted in July 2023, and (ii) during the nine months ended September 2024, the Federal Reserve instituted only one adjustment to interest rates at the end of September 2024, as a decrease of 50 basis points, amid changes in the economic outlook indicating that inflation is moderating and the labor market is weakening. The decrease in interest rates was the first decrease since early 2020 which was a period of economic upheaval due to the Covid pandemic. While yields on interest-earning assets remain at increased levels, including the impact of the reset of variable and adjustable rate loans, as scheduled, our cost of funds on interest-bearing liabilities has also increased in connection with increased utilization of interest-bearing deposits and borrowings and increasing rates on those financing sources. As a result, the net interest margin has declined slightly, as compared to the two previous quarters.

Our rate risk modeling showed very modest net interest margin expansion in an interest rate environment at increased interest rate levels while showing modest net interest margin compression in a declining interest rate environment. The model's prediction in a rising rate environment is the result of increases in both interest income on variable and adjustable rate loans and interest expense on its deposit liabilities, based on our funding needs, market conditions and certain contractual obligations but with no changes in the mix of assets or liabilities or the spreads we are able to earn. The opposite is true in a falling interest rate environment as decreases in both interest income on variable and adjustable rate loans and interest expense on deposit liabilities drive modest margin compression. The model also assumes a stable interest rate environment after the programmed changes in the yields, which assumes repricing of assets and liabilities as scheduled in a stable interest rate environment, which may be quite different than real world conditions.
Interest rate floors on certain of the Company's variable and adjustable rate loans may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded. In the first nine months of 2024, interest rate floors have not been relevant in the current interest rate environment since most variable rate loans are well above their floor rate. Nevertheless, the most recent interest rate cut of 50 basis points instituted by the Federal Reserve at the end of September 2024, is a sign of changes in the economic outlook which may result in additional adjustments to interest rates as the economic outlook continues to evolve.
At September 30, 2024, the Company had a portfolio of $4.8 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 7.48%, which was a 34 bps increase from December 31, 2023. At September 30, 2024, $187.8 million, or 2.36%, of loans held by the Company were earning interest at their floor rate.
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
The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100, 200, and 300 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, earnings and the market equity over the next twelve and twenty-four month periods from September 30, 2024. In addition to analysis of simultaneous changes in interest rates along the yield curve, an analysis of changes based on interest rate "ramps" is also performed. Such analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.
For the analysis presented below, at September 30, 2024, the simulation assumes a 100 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points and assumes a 100 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The Bank does have deposits with contractual terms which means these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall measure of the correlation between deposit costs and market rate changes is modeled at 100%. The Company utilized the same assumptions for its analysis at December 31, 2023.
Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the interest rate risk model. If this were to occur, the effects of a rising or declining interest rate environment may not be in accordance with management’s expectations.
As quantified in the table below, the Company's analysis at September 30, 2024 shows a moderate effect on net interest income (over the next 12 months) as well as the effect on the economic value of equity when interest rates are shocked down 100, 200, and 300 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. At September 30, 2024, the repricing duration of the (a) investment portfolio was 4.0 years, (b) loan portfolio was 1.0 year, (c) interest bearing deposit portfolio was 1.3 years, and (d) the borrowed funds portfolio was 0.3 years.

The following table reflects the result of simulation analysis on the September 30, 2024 asset and liabilities balances:

Change in interest rates (basis points)		Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+	400	2.2%	5.4%	9.4%
+	300	1.3%	3.3%	21.6%
+	200	0.4%	1.2%	15.1%
+	100	(0.4)%	(0.9)%	8.3%
	—	—	—	—
-	100	(1.4)%	(3.3)%	(4.9)%
-	200	(1.8)%	(4.2)%	(9.6)%
-	300	(1.9)%	(4.5)%	(21.4)%

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
The impact on net interest income and net income of (1.4)% and (3.3)%, respectively, given a 100 basis point decrease in market interest rates at September 30, 2024 compares to increases of 0.9% and 2.0%, respectively, for the same period in 2023, and reflects in large measure the beta factor discussion above. The analysis at the end of the first nine months of 2024 compared to the first nine months of 2023, showed that in an environment of increasing rates the continued increase in income is dependent on rate increases, which are passed through to borrowers basis point for basis point, as opposed to the prior year where our model suggested rising rates would not be fully passed on to depositors. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at September 30, 2024 are not believed to be excessive.
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

Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by current and future changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react to different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable-rate mortgage loans, have features (generally referred to as interest rate caps and floors) that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing and capital policies.
Use of Non-GAAP Financial Measures
The information set forth below contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are "tangible common equity," "tangible book value per common share," "tangible common equity ratio," "average tangible common equity," "annualized return on average tangible common equity," "operating annualized return on average tangible common equity," "efficiency ratio," "operating efficiency ratio," "operating noninterest expense," "operating revenue," "pre-provision net revenue," "operating pre-provision net revenue," "operating net income," and "operating earnings per share (diluted)." The Company considers these non-GAAP measurements useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions. Management uses these non-GAAP measures in its analysis of our performance because it believes these measures are used as a measure of our performance by investors.
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
The Company calculates the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The operating efficiency ratio is calculated by first subtracting from noninterest expense the one-time goodwill impairment of $104.2 million recorded in the second quarter of 2024, as applicable, and then by dividing the operating noninterest expense by the sum of net interest income and noninterest income. The efficiency ratio and the operating efficiency ratio measures a bank's overhead as a percentage of its revenue. The Company believes that reporting the non-GAAP efficiency ratio and the non-GAAP operating efficiency ratio more closely measures its effectiveness of controlling operational activities.
Operating noninterest expense is a non-GAAP financial measure derived from GAAP based amounts. The Company calculates operating noninterest expense by subtracting from noninterest expense the one-time goodwill impairment of $104.2 million recorded in the second quarter of 2024, as applicable. During the three months ended June 30, 2024, Management determined that a triggering event had occurred as a result of the Company's sustained decrease in the Company’s stock price. Management performed an interim quantitative impairment test, resulting in the impairment charge on its only reporting unit as of May 31, 2024 and determined that goodwill had become fully impaired, which resulted in an impairment charge of $104.2 million to reduce fully the carrying value of the Company's goodwill. The Company considers the adjusted metric information that is important to shareholders because the impairment charge was a one-time event that occurred during the second quarter of

2024. The operating noninterest expense allows investors to better compare the Company's performance against historical periods.
The Company calculates pre-provision net revenue by subtracting noninterest expense from the sum of net interest income and noninterest income. The operating pre-provision net revenue is calculated by first subtracting from noninterest expense the one-time goodwill impairment of $104.2 million recorded in the second quarter of 2024, as applicable, and then by subtracting the operating noninterest expense from the sum of net interest income and noninterest income. The Company considers this information important to shareholders because it illustrates revenue excluding the impact of provisions and reversals to the ACL on loans.
These disclosures should not be considered in isolation or as a substitute for results determined in accordance with GAAP and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. Management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measures.
The following tables reconcile the GAAP financial measures to the associated non-GAAP financial measures:

(dollars in thousands except per share data)	September 30, 2024	December 31, 2023
Common shareholders' equity	$1,225,424	$1,274,283
Less: Intangible assets	(21)	(104,925)
Tangible common equity	$1,225,403	$1,169,358

Book value per common share	$40.61	$42.58
Less: Intangible book value per common share	—	(3.50)
Tangible book value per common share	$40.61	$39.08

Total assets	$11,285,052	$11,664,538
Less: Intangible assets	(21)	(104,925)
Tangible assets	$11,285,031	$11,559,613
Tangible common equity ratio	10.86%	10.12%

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Average common shareholders' equity	$1,201,477	$1,235,162	$1,251,404	$1,240,574
Less: Average intangible assets	(24)	(104,639)	(67,941)	(104,366)
Average tangible common equity	$1,201,453	$1,130,523	$1,183,463	$1,136,208

Net income (loss) available to common shareholders	$21,815	$27,383	$(62,325)	$80,309
Average tangible common equity	1,201,453	1,130,523	1,183,463	1,136,208
Annualized return on average tangible common equity	7.22%	9.61%	(7.03)%	9.45%

Net income (loss)	$21,815	$27,383	$(62,325)	$80,309
Add back of goodwill impairment	—	—	104,168	—
Operating net income (Non-GAAP)	$21,815	$27,383	$41,843	$80,309
Operating annualized return on average tangible common equity (Non-GAAP)	7.22%	9.61%	4.72%	9.45%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net interest income	$71,843	$70,719	$217,894	$217,554
Noninterest income	6,951	6,347	15,872	18,642
Operating revenue	78,794	77,066	233,766	236,196
Noninterest expense	43,614	37,633	230,102	116,195
Exclude goodwill impairment	—	—	(104,168)	—
Operating noninterest expense (Non-GAAP)	43,614	37,633	125,934	116,195

Efficiency ratio	55.35%	48.83%	98.43%	49.19%
Operating efficiency ratio (Non-GAAP)	55.35%	48.83%	53.87%	49.19%

Net interest income	$71,843	$70,719	$217,894	$217,554
Noninterest income	6,951	6,347	15,872	18,642
Operating revenue	78,794	77,066	233,766	236,196
Noninterest expense	43,614	37,633	230,102	116,195
Pre-provision net revenue	35,180	39,433	3,664	120,001
Add back of goodwill impairment	—	—	104,168	—
Operating pre-provision net revenue (Non-GAAP)	$35,180	$39,433	$107,832	$120,001
Operating net (loss) income and operating (loss) earnings per share (diluted) are non-GAAP financial measures derived from GAAP based amounts. The Company calculates operating net (loss) income by excluding from net (loss) income the one-time goodwill impairment of $104.2 million recorded in the second quarter of 2024, as applicable. During the three months ended June 30, 2024, Management determined that a triggering event had occurred as a result of the share price trading under book value for more than four quarters. Management performed an interim quantitative impairment test as of May 31, 2024, and determined that goodwill had become fully impaired, resulting in the impairment charge on its only reporting unit, of $104.2 million to reduce fully the carrying value of the Company's goodwill. The Company calculates operating (loss) earnings per share (diluted) by dividing net (loss) income, excluding the one-time goodwill impairment of $104.2 million recorded in the second quarter of 2024, as applicable, by the weighted average shares outstanding (diluted) for the three and nine months ended September 30, 2024, as applicable. The Company considers this information important to shareholders because operating net (loss) income and operating (loss) earnings per share (diluted) provides investors insight into how Company earnings changed exclusive of the impairment charge to allow investors to better compare the Company's performance against historical periods.
The table below provides a reconciliation of operating net (loss) income and operating (loss) earnings per share (diluted) to the nearest GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net (loss) income	$21,815	$27,383	$(62,325)	$80,309
Add back of goodwill impairment	—	—	104,168	—
Operating net income (Non-GAAP)	$21,815	$27,383	$41,843	$80,309

(Loss) earnings per share (diluted) (1)	$0.72	$0.91	$(2.07)	$2.63
Add back of goodwill impairment per share (diluted)	—	—	3.46	—
Operating earnings per share (diluted) (Non-GAAP)	$0.72	$0.91	$1.39	$2.63

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2024 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

4.1	Indenture, dated as of September 30, 2024, between Eagle Bancorp, Inc. and Wilmington Trust, National Association, as Trustee
4.2	Form of 10.00% Senior Notes due 2029 (included in Exhibit 4.1)
4.3	Registration Rights Agreement, dated as of September 30, 2024, by and among Eagle Bancorp, Inc. and the Purchasers
10.1	Form of Senior Note Purchase Agreement, dated as of September 30, 2024, by and among Eagle Bancorp, Inc. and the Purchasers
31.1	Certification of Susan G. Riel
31.2	Certification of Eric R. Newell
31.3	Certification of Norman R. Pozez
32.1	Certification of Susan G. Riel
32.2	Certification of Eric R. Newell
32.3	Certification of Norman R. Pozez
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023
(ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2024 and 2023
(iii) Consolidated Statement of Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and 2023
(iv) Consolidated Statement of Changes in Shareholders' Equity for the three and nine months ended September 30, 2024 and 2023
(v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and 2023
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date:	November 7, 2024	By:	/s/ Susan G. Riel
Susan G. Riel, President and Chief Executive Officer of the Company

Date:	November 7, 2024	By:	/s/ Eric R. Newell
Eric R. Newell, Executive Vice President and Chief Financial Officer of the Company