Form 10-K
period 2024-12-31
EAGLE BANCORP INC
filed 2025-02-27
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒
Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                            Accelerated filer ☒
Non-accelerated filer ☐                            Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. § 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2024, was approximately $551.8 million.
As of February 10, 2025, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 30,204,202.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on
May 15, 2025 are incorporated by reference in Part III hereof.

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
The Bank, a Maryland chartered commercial bank, which is a member of the Federal Reserve System ("Federal Reserve Board," "Federal Reserve" or "FRB"), is the Company’s principal operating subsidiary. It commenced banking operations on July 20, 1998. The Bank currently operates twelve branch offices: six in Suburban Maryland; three located in the District of Columbia; and three in Northern Virginia. The Bank also has four lending centers and utilizes various digital capabilities, including remote deposit services and mobile banking services. The Bank maintains its physical presence via branches and lending centers consistent with its strategic plan.
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
The Bank operates as a community bank alternative to the super-regional financial institutions that dominate its primary market area. The cornerstone of the Bank’s philosophy is to provide superior, personalized service to its clients. The Bank focuses on relationship banking, providing each client with a number of services, familiarizing itself with, and addressing itself to, client needs in a proactive, personalized fashion. Management believes that the Bank’s target market segments, small, medium and middle-sized for profit and non-profit businesses and the consumer base working or living in and near the Bank’s market area, demand the convenience and personal service that an independent locally based financial institution such as the Bank can offer. These themes of convenience and proactive personal service form the basis for the Bank’s business development strategies.
Over its twenty-six year history, the Company has grown primarily through organic growth, but also has completed two whole bank acquisitions. On August 31, 2008, the Company acquired Fidelity & Trust Financial Corporation ("Fidelity") and on October 31, 2014 acquired Virginia Heritage Bank ("Virginia Heritage").
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
The Bank emphasizes providing commercial banking services to sole proprietors, small, medium and middle-sized businesses, partnerships, corporations, non-profit organizations and associations and investors generally living and working in and near the Bank’s primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves. The Bank also offers online banking, mobile banking and a remote deposit service, which allows clients to facilitate and expedite deposit transactions through the use of electronic devices. A suite of Treasury Management services is also offered to business clients. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the fullest extent provided by law.
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
The Bank’s consumer loan portfolio is a smaller portion of the loan portfolio and primarily includes home equity loans and lines of credit that are structured with an interest only draw period followed either by a balloon maturity or a fully amortized repayment schedule.
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
Up until the second half of 2024, the Company originated multifamily Federal Housing Administration ("FHA") loans through the Department of Housing and Urban Development's Multifamily Accelerated Program. The Company securitized these loans through the Government National Mortgage Association ("Ginnie Mae") MBS I program and sold the resulting securities in the open market to authorized dealers in the normal course of business and periodically bundled and sold the servicing rights. During the year ended December 31, 2024, the Company sold the remaining servicing rights to all multifamily FHA loans. However, the Company maintains its licenses to operate in this business and is evaluating options for future activity.
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
The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing. At December 31, 2024, owner occupied commercial real estate and construction – commercial and industrial ("C&I") (owner occupied) represented approximately 17% of the loan portfolio while non-owner occupied commercial real estate and real estate construction represented approximately 66% of the loan portfolio. The combined owner and non-owner occupied and commercial real estate loans represented approximately 83% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in a combined total 85% of all loans in our portfolio being secured or partially secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan-to-value ("LTV") ratio of 80% and a minimum debt service coverage ratio ("DSCR") of 1.0 to 1.15. Personal guarantees may be required but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment, accounts receivable financing and other corporate purposes. The Company's underwriting standards address collateral and debt service cash flow. Personal guarantees are generally required, but may be limited. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans other than Paycheck Protection Program ("PPP") loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding loan origination and risk management.
Our lending activities are subject to a variety of borrower lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank’s level of capital. At December 31, 2024, the Bank had a legal lending limit of $223.0 million. At December 31, 2024, the average loan size outstanding for Commercial Real Estate ("CRE") and C&I loans was $7.2 million and $1.2 million, respectively. In accordance with internal lending policies, the Bank may sell participations in its loans to other banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients. The risk of nonpayment (or deferred payment) of loans is inherent in all lending. The Bank’s marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those associated with loans to larger companies. Management and/or committees of the Bank carefully evaluate loan applications and attempt to minimize credit risk exposure by use of loan application data, due diligence and approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.
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
Commercial permanent loans are generally secured by improved real property, which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The DSCR is ordinarily at least 1.0 to 1.15. As part of the underwriting process, DSCRs are generally stress tested assuming a 200 basis point increase in interest rates from their current levels.
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
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.8 billion at December 31, 2024. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represented approximately 59% of the outstanding ADC loan portfolio at December 31, 2024. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan, although as with all lending activities the Company remains exposed to credit risk. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
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
The Bank historically has offered a full range of online banking services for both personal and business accounts and has a Mobile Banking application. In early 2024, the Bank launched a new online and mobile banking platform as the Bank seeks to further modernize its deposit offerings to its customers. Deposit services associated with this digital platform are available and marketed outside of the Bank's immediate market area across the United States. This digital banking platform is predominantly focused on Certificates of Deposits and High Yield Savings Accounts. Other deposit services offered by the Bank within our Washington, D.C. metropolitan area market include cash management services, business sweep accounts, lockbox, remote deposit capture, account reconciliation services, merchant card services, safe deposit boxes and Automated Clearing House origination. After-hours depositories and automated teller machine ("ATM") service are also available.
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
The Company and Bank have formalized an asset and liability management process and have a standing ALCO consisting of senior management overseen by the Board. The ALCO operates under established policies and practices and a Committee Charter, which practices are updated and re-approved annually. A typical ALCO meeting includes discussion of current economic conditions and balance sheet and other strategies, including interest rate trends and the current balance sheet and earnings position, comparisons to budget, cash flow estimates, liquidity positions, liquidity stress tests, and funding alternatives as necessary, interest rate risk position (monthly), including derivative positions, capital positions of the Company and Bank, reviews (including independent reviews) of the investment portfolio of the Bank and Company and the approval of investment transactions. Additionally, ALCO meetings may include reports and analysis of outside firms to enhance the Committee’s knowledge and understanding of various financial matters. Various other bank employees attend monthly committee meetings to build their understanding of all financial matters. A weekly conference call is scheduled to bring added attention primarily to shorter term cash flow estimates and interest rate matters.
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
MARKET AREA
The primary market area of the Bank is the Washington, D.C. metropolitan area. With a population of 6.4 million and projected annualized growth rate of 0.48% through 2030, the region is the 6th largest metropolitan area in the U.S. (U.S. Census Bureau 2023). Total employment in the region is approximately 3.4 million per the 2025 Bureau of Labor Statistics report. The unemployment rate has increased since 2023. As of November 30, 2024 and 2023, the region had a 3.2% and 2.5% unemployment rate, respectively. The Washington, D.C. metropolitan area contains a substantial federal workforce, as well as a variety of support industries that employ professionals such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations and consultants. The Gross Regional Product for the metropolitan area in 2023 was reported at $714.7 billion, per the Federal Reserve Economic Data. This figure can be heavily attributed to the federal government, but other significant sectors include professional and business services, education, healthcare, leisure and hospitality. The region also has a very active non-profit sector including trade associations, colleges, universities and major hospitals. Transportation congestion and federal government spending and employment levels remain threats to future economic development and quality of life in the area.
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
The Bank’s most direct competition for deposits comes from large and regional banks based outside the Washington, D.C. market area, all of which have substantially greater financial resources than the Bank. Among the advantages that many of these large institutions have over the Bank are their ability to finance extensive advertising campaigns, maintain extensive branch networks, make larger technology investments and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. In addition, following the banking sector stress of March 2023, some large banks had advantages in sourcing deposits due to the perceived stability of larger banks.
The Bank faces direct competition for loans from each of these institutions described above as well as from on-line lenders and other loan origination firms. Further, the greater capitalization of the larger institutions headquartered out-of-state allows for higher lending limits than the Bank, although we believe the Bank’s current lending limit is sufficient for our business and able to accommodate the credit needs of most businesses in the Washington, D.C. metropolitan area, which distinguishes it from most community banks in the market area. Some of these competitors have other advantages, such as tax exemption in the case of credit unions and, to some extent, lesser regulation in the case of finance companies and many nontraditional competitors.
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
Talent Acquisition and Retention
As of December 31, 2024, we employed 451 full and part time employees across our 17 locations, which includes our branch offices, corporate offices and lending and other operating facilities. During 2024, we hired 108 employees. Our voluntary turnover rate was 18%, 12% and 17%, respectively for the years ended December 31, 2024, 2023 and 2022. None of our employees are represented by a union or subject to a collective bargaining agreement.
Diversity and Inclusion
We strive toward a powerful and inclusive team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality and inclusion for every employee, we focus on understanding, accepting and valuing the differences among people. To accomplish this, we have established a Diversity & Inclusion Advisory Council made up of 20 employee representatives.
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

Employee Engagement
We regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. In our last employee survey, conducted in 2024, nearly 58% of employees participated. We host periodic all-employee conference calls to disseminate information and to respond to employee questions.
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
With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing services for its authorized subsidiaries. A bank holding company may, however, engage in, or acquire an interest in a company that engages in, activities which the FRB has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Some of the activities that the FRB has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor and making investments in corporations or projects designed primarily to promote community welfare. The FRB may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.
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
The Bank. The Bank is a Maryland chartered commercial bank and a member of the Federal Reserve and a state member bank, whose accounts are insured by the Deposit Insurance Fund ("DIF") of the FDIC up to the maximum legal limits of the FDIC. The Bank is subject to regulation, supervision and regular examination by the State of Maryland Office of Financial Regulation and the FRB. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. As an institution with over $10 billion in total consolidated assets, the Bank became subject to increased regulation and supervision by the FRB and the FDIC in 2022. As of December 31, 2024, our total assets were $11.1 billion. Therefore, the Bank is subject to ongoing (rather than periodic) supervision, targeted examinations, more frequent loan portfolio reviews and other enhanced supervision. In particular, the FRB and the FDIC focus on the soundness of the Bank’s risk management framework and capabilities, given the greater complexity and impact of the Bank’s risks as a larger institution. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the DIF and not for the purpose of protecting shareholders or other investors.
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
Brokered Deposits. A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Deposit brokers may attract deposits from individuals and companies throughout the United States and internationally whose deposit decisions are based primarily on obtaining the highest interest rates. Banks that become less than "well-capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits, and less than "well capitalized" banks also are subject to interest rate restrictions on deposits.
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
Office of Foreign Assets Control. The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others, which are administered by the U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on a “U.S. person” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of a sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Capital Adequacy. The FRB and the other federal banking agencies have adopted risk-based and leverage capital adequacy requirements, pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements assign different capital requirements to various classes of assets and off-balance sheet items based on standardized supervisory measures of risk. The Dodd-Frank Act additionally requires capital requirements to be counter cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.
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
In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as "Basel III Endgame." On July 27, 2023, the federal banking regulators proposed revisions to the Basel III Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Rules. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to the Company or the Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements. The Federal Reserve has indicated that it expects to work with the other federal banking regulators in 2025 on a revised proposal.
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
In October 2024, the CFPB finalized a new rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider is also required to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with at least $10 billion but less than $250 billion in total assets, compliance with the rule’s requirements is required by April 1, 2027.
In December 2024, the CFPB issued a final rule that modifies or eliminates several long-standing exclusions from requirements generally applicable to consumer credit that previously exempted certain overdraft practices. The rule generally requires banks to restructure many overdraft fees, overdraft lines of credit, and other overdraft practices as separate consumer credit accounts that would be subject to those requirements. This rule applies to banks with over $10 billion in total assets, including the Bank, starting in October 2025. Compliance with these new requirements could result in the Bank, among other things, facing higher compliance costs in charging overdraft fees, experiencing a decreased ability to recover amounts extended as overdraft protection, reducing the availability of overdraft protection, and/or charging lower overdraft fees.
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
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. The Bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the Bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements. In October 2023, the OCC, the Federal Reserve and the FDIC jointly issued a final rule to modernize the federal bank regulators’ regulations implementing the CRA. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as the Bank. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027. However, the final rule is currently enjoined as to the plaintiff trade associations while a federal court considers a lawsuit challenging the rule.
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
Additionally, the federal bank regulatory agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. As of December 31, 2024, as per the regulatory guidance, commercial real estate loans (including construction, land and land development loans) represented 372.6% of consolidated risk based capital; however, growth in that segment over the past 36 months at 26.8% did not exceed the 50% threshold laid out in the regulatory guidance. Construction, land and land development loans represented 122.60% of consolidated risk based capital as of December 31, 2024. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.
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
Climate-Related and ESG Developments. In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. For example, in March 2024, the SEC issued a final rule on the enhancement and standardization of climate-related disclosures for investors. The final rule requires public issuers, including us, to provide certain climate-related disclosures in their SEC filings. In April 2024, the SEC issued an order staying the new rule pending judicial review of certain legal challenges to the rule. In addition, several states have enacted or proposed statutes or regulations addressing climate change and other ESG issues, including “anti-ESG” statutes or regulations. For example, California enacted climate-related disclosure laws requiring certain companies doing business in California to make certain climate-related disclosures, including but not limited to greenhouse gas emissions data and climate-related risks.
Future Legislation and Regulation
In addition to the discussion above, other new proposals for legislation continue to be introduced in the Congress that could further substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose the Company to additional costs, including increased compliance costs. These changes also may require significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.
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
General economic, political, social and health conditions affect financial markets, and therefore, our business. Fiscal and monetary policies have a direct and indirect impact on the level and volatility of interest rates, liquidity of financial markets, the availability and cost of capital, and market conditions of financing. For example, recently, interest rates have been elevated due to central banks’ efforts to manage inflation through monetary policy.
Financial markets and the banking industry are affected by economic growth and its sustainability. Changes in economic growth may result in unexpected changes in gross domestic product ("GDP"), fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of financial markets and the availability and cost of capital and credit. Changes in the size of the government workforce, actual or potential federal government shutdowns, and developments related to the U.S. federal debt ceiling may also have an economic impact or result in market volatility. Increased market volatility and changes in financial or capital market conditions may be further impacted by energy prices, commercial property values, residential property values, consumer spending, bankruptcies, employment levels, labor shortages, changes in immigration policy, tariffs and changes in trade policy, wage inflation and supply chain disruptions.
A significant portion of our loan portfolio consists of loans secured by commercial properties, the adverse performance of which could impact the credit quality of the loan portfolio and result in a negative impact to our financial condition or results of operations.
Economic weaknesses, sustained elevated inflation, challenging business conditions, the implementation or persistence of hybrid work arrangements and other changes in business operating practices, market disruptions, adverse economic or market events, rising interest or capitalization rates, declining asset prices, greater volatility in areas where we have concentrated credit risk or deterioration in real estate values or household incomes may cause us to experience a decrease in cash flow and higher credit losses in our portfolios or cause us to write down the value of certain assets. Certain adverse consequences of the pandemic, including lower office occupancy rates, continue to materially affect the businesses of certain segments of our customer base and of their customers, which impacts their creditworthiness, their ability to pay amounts owed to us and our ability to collect those amounts.
We may also experience continued and long-term negative impacts to our commercial credit exposure and an increase in credit losses within those industries, such as commercial real estate, that may be impacted by changes in consumer preferences or office occupancy rates. A large portion of our loan portfolio is related to real estate, with 83% consisting of commercial real estate and real estate construction secured by commercial real estate. As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for loan losses and write down or charge off credit relationships, any of which would negatively impact our results of operations. In addition, market upheavals are likely to affect the value of real estate and commercial assets. As a result, in the event of foreclosure, it is possible that we will be unable to sell the foreclosed property at a price that will allow us to recoup a significant portion of the delinquent loan.
A significant number of our commercial real estate loans are secured by office properties. The impact of the COVID-19 pandemic is still being felt due to the significant changes in working arrangements that have impacted and could continue to impact the performance of some of the office properties within our commercial real estate portfolio. Hybrid work arrangements, flexible work schedules, open workplaces and teleconferencing have become increasingly common. These practices enable businesses to reduce their office space requirements. A continuation of the movement towards these practices over time could continue to erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our borrowers, the office properties securing their loans, and our ability to collect the amounts owed to us.
Our calculation of our ACL relies on estimates and assumptions, resulting in the risk that our calculated ACL may not cover actual future credit losses, which could result in an adverse effect on our business, financial condition and results of operations.
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
Our ability to accurately forecast future losses under this methodology may be impaired by significant uncertainties:
•Uncertainties surrounding volatility in inflation and interest rates, which have disrupted financial markets and adversely affected commercial real estate and other sectors in the economy.
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
Additionally, the condition of our loan portfolio’s credit quality is factored into the calculation of our CECL estimate. Our ability to accurately forecast and react to future losses may be impaired by significant uncertainties which could result in loan losses and other exposures which could exceed our allowance. Furthermore, if the models, estimates and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers prove inaccurate in predicting future events, the result may also be losses in excess of our CECL provision. As economic conditions change, we may have to increase our allowance, which could adversely affect our results of operations, earnings and financial condition.

We are subject to operational risks in connection with our employees and our technology that may adversely impact our business.
Risk to our operations is inherent in our business. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. Operational risks that may have an adverse effect on our operations, include (i) risks related to our work productivity; (ii) increased spending on our business continuity efforts; (iii) increased strain on certain risk management practices, including, but not limited to, the effectiveness and accuracy of our models, given the potential lack of data inputs and comparable precedent; (iv) risks related to the effectiveness of our anti-money laundering and other compliance programs; (v) increased cybersecurity risk due to, among other things, the increased connectivity of third parties and electronic devices to our systems, hybrid work arrangements and new technologies, such as artificial intelligence; (vi) risks related to our efforts to provide banking services through digital channels; and (vii) operational disruptions at our third-party service providers. Increased cyber risks in this context may include greater phishing, malware and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of sensitive, confidential, personal or proprietary information and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.
Our reliance on external service providers exposes us to operational risk that could adversely impact our business.
We rely on many outside service providers that support our day-to-day operations including data processing and electronic communications, real estate appraisal, loan servicers and local and federal government agencies, offices and courthouses. Any actions by these entities to limit the availability of and access to their services may impact our business. For example, a loan origination could be delayed due to the limited availability of real estate appraisers to evaluate the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses, which slows the process for title work and mortgage and UCC filings. In addition, unintended operational disruptions, including cybersecurity incidents and coding errors, at our third-party service providers may adversely affect our ability to provide our products and services as usual.
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
Our inability to access sources of financing at terms that are favorable to us may result in an adverse effect on our business, financial condition and results of operations.
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
We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits, and must rely on more expensive sources of funding. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive other investment opportunities, such as stocks, bonds, or money market mutual funds, as providing a better risk/return trade-off. When customers move money out of bank deposits and into other investments, we may lose a relatively low-cost source of funds, increasing our funding costs and negatively affecting our business, liquidity, funding mix, results of operations or financial condition. Adverse changes in the real estate market in our market area could also have an adverse effect on our cost of funds and net interest margin, as we have a significant amount of noninterest bearing deposits related to real estate sales and development.
During 2023 and 2024, as a result of increasing interest rates, we experienced a reduction in noninterest bearing deposits and increase in interest-bearing deposits, which increased our interest expense and had a negative impact on our results of operations. Such activity, if it were to occur again in the future, may have a further negative impact on our financial condition and our results of operations. Brokered deposits or other sources of financing, such as FHLB borrowings and repurchase agreements have historically been, and may in the future be, available only at higher financing costs. Generally, these alternative sources of financing may not be as stable as other types of deposits, or may be associated with higher levels of risk. An inability to maintain or replace customer and brokered deposits as they mature could negatively affect our liquidity, which could significantly reduce our future growth or materially adversely affect our business and our results of operations. If brokered deposits become more difficult to access, we may have to seek alternative funding sources, including accessing borrowings or selling loans or investment securities, in order to continue to fund our growth. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our growth. The migration from one financing source to another financing source may negatively impact our ability to execute investment transactions. The lack of availability of sufficient brokered deposits may have a material adverse effect on our business, financial condition and results of operations.
Our outstanding deposits with balances in excess of maximum FDIC insurance coverage limits may be more likely to be withdrawn or transferred to other financing sources with a higher costs to us, which could adversely impact our business, our financial condition, our results of operations, our liquidity and our funding mix.
At December 31, 2024, we had approximately $2.2 billion of deposits, or 24% of our total deposits, in excess of the maximum FDIC insurance coverage limits. Deposits make up a significant source of financing for our investment strategy and funding for our operations. Customers who have uninsured deposits with us could present a heightened risk of withdrawal. Additionally, clients could elect to use other non-deposit funding products, such as repurchase agreements, that may require us to pay higher interest and to provide securities as collateral for our repurchase obligation. If a significant portion of our deposits were withdrawn, as happened in 2023, and could happen again, we may need to rely more heavily on more expensive borrowings and other sources of funding to fund our business and meet withdrawal demands, adversely affecting our net interest margin. The occurrence of any of these events could materially and adversely affect our business, liquidity, funding mix, results of operations or financial condition.
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

Our inability to comply with capital and other regulatory requirements would have an adverse impact on our business, financial condition and results of operations. This may result in an inability to provide returns to our shareholders.
The banking industry is highly regulated and supervised under federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking industry as a whole or the FDIC deposit insurance fund (“DIF”). The Company and Bank are subject to regulation and supervision by the Federal Reserve and the FDIC, as well as our state regulator. We are subject to U.S. regulatory capital rules, and banking regulators have broad authority to determine whether we are operating in a safe and sound manner, including with respect to liquidity risk management and asset quality. We may need to raise additional financing in the future to provide sufficient funding to meet regulatory requirements, supervisory expectations or business needs. In conjunction with any changes to our capital, we must meet certain regulatory capital requirements and maintain sufficient liquidity, including to maintain our status as a well-capitalized institution. Additionally, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or change the size or composition of our balance sheet. If we fail to maintain capital to meet regulatory requirements, our regulators may place restrictions on our activities or impose penalties, which would adversely affect our liquidity, business, financial condition and results of operations. In addition, the need to meet supervisory expectations regarding capital planning, asset quality and liquidity risk management, among other areas, exposes us to risks relating to ratings downgrades, ongoing heightened supervisory scrutiny, expenses associated with remediation activities and enforcement actions.
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
Our investment securities portfolio is classified as either “available-for-sale” securities, which are marked to market on a recurring basis and recorded at fair value with unrealized gains or losses reported in accumulated other comprehensive income (loss), or “held-to-maturity” securities, which are recorded at amortized cost less any associated ACL. In pricing the AFS securities portfolio, a variety of factors beyond our control may significantly influence the fair values of these securities. These factors include, but are not limited to, market conditions, instability in the credit markets, rating agency downgrades of the securities, lack of market pricing of the securities, defaults of the issuers of the securities and issuer impairments. Conditions within the market or with the security may result in unrealized losses that may have a negative impact on our financial condition. If such losses were realized in a sales transaction, that may have a negative impact on our results of operations and our regulatory capital ratios.
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
Reputation risk, or the risk to our business, liquidity, funding mix, earnings and financial capital from negative public opinion, adverse publicity or negative information is inherent in our business and has increased substantially due to the instant access and instantaneous transmission and communication of information, which may include misinformation, including regarding actual or alleged conduct related to any number of activities or circumstances by the Bank, our directors, our officers, our employees and/or third parties. Our reputation may be harmed by our actual or perceived practices and disclosures and those of our customers and third parties. The speed and pervasiveness with which information can be disseminated through digital channels, in particular social media, could magnify risks relating to negative publicity.
Risks related to our reputation and the banking industry’s reputation have also increased due to increased volatility in the business environment and challenging economic conditions, as a result of fiscal and monetary policies, banking industry stresses and sudden events whether within our control or not. For example, in March 2023, SVB and Signature Bank, which had elevated concentrations of uninsured deposits, experienced large deposit outflows, resulting in the institutions being placed into

FDIC receiverships. The collapse of these banking institutions sparked a panic that resulted in many banks, including us, experiencing deposit outflows and changes in deposit composition. In addition, the rapid dissemination of negative information through social media, in part, is believed to have accelerated the collapse of SVB. SVB suffered a level of deposit withdrawals within a time period not previously experienced by a bank. We could also be subject to rapid deposit withdrawals or other outflows as a result of negative social media posts or other negative publicity.
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
Negative public opinion or damage to our brand could also result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance (including compliance with anti-money laundering statutes and regulations), security breaches or other cybersecurity incidents (including the use and protection of customer data), corporate governance, resolution of conflicts of interest and ethical issues, sales and marketing and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers' and the public's heightened expectations of financial institutions with rigorous privacy, data protection, data security and compliance practices, and could further harm our reputation. In addition, there has been an increased focus by investors and other stakeholders on topics related to corporate policies and approaches regarding environmental, social and governance and diversity, equity and inclusion issues. Due to divergent stakeholder views on these matters, we are at increased risk that any action, or lack thereof, concerning these matters will be perceived negatively by some stakeholders, which could negatively affect our business and reputation and heighten the risk of litigation.
Negative perceptions regarding our ability to maintain the security of our technology systems and protect customer data or our compliance programs, could lead to decreases in the levels of deposits that customers and potential customers choose to maintain with us or significantly increase the costs of attracting and retaining customers. We also face an increased risk of litigation, governmental and regulatory scrutiny and/or actions governmental authorities may take in response to those conditions.
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
We have grown in the past several years through organic growth. We intend to seek further growth in the level of our loans and deposits within our existing footprint in the Washington, D.C. metropolitan area. We cannot provide any assurance that we will be able to grow at acceptable risk levels and upon acceptable terms, or at all. Our ability to generate loan portfolio growth has been and may continue to be negatively impacted based on our ability to source deposit funding and lending opportunities, the adverse economic effects due to the levels of interest rates and inflation, banking industry stresses and the heightened competition in the Bank’s market area. Even if economic conditions continue to improve in future quarters, there can be no assurance that we will be able to increase our total net loans in the short-term or long-term.
We may not be able to achieve meaningful growth in asset levels, loans or earnings in future years. Moreover, as our asset size, and loan portfolio increase, it may become more difficult to maintain the levels of performance and earnings achieved and to continue to grow in the future. Additionally, it may become more difficult to maintain or achieve improvements in our expense levels and efficiency ratio. We may not be able to achieve or maintain the relatively low levels of nonperforming assets that we have generally experienced prior to 2024. The inability to maintain or achieve growth of income or assets or deposits and increases in improvements of operating expenses or nonperforming assets may have an adverse impact on our results of operations, financial condition and the value of the common stock.
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
A substantial portion of our loans are secured by commercial real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for commercial developments. At December 31, 2024, 85% of our loans were secured or partially secured by real estate, primarily commercial real estate. Of these loans, $1.3 billion, or 16% of portfolio loans, were land, land development and construction loans. An additional $1.2 billion, or 15% of portfolio loans, were commercial and industrial loans, which are generally not secured by real estate. At December 31, 2024, $871 million, or 11% of the total loan portfolio, comprised commercial real estate loans collateralized by office properties. The performance and repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and, as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market or in the general economic conditions in the Washington, D.C. metropolitan area, and in particular the area’s office property market, could increase the levels of nonperforming loans, which could have an adverse impact on our provision for credit losses, loan charge-offs and overall loan demand. In that event, we would likely experience higher losses or lower earnings. Additionally, if, for any reason, economic conditions in our market area deteriorate, commercial real estate values, in particular for offices, decline further, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.
The loan portfolio contains a significant number of commercial and commercial real estate and construction loans with relatively large balances. The deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, an increase in loan charge-offs and/or an increase in operating expenses which could have an adverse impact on our results of operations and financial condition.
Our concentration of large depositors may increase our liquidity risk and have an adverse effect on our results of operations.
While no single depositor represented more than 10% of total deposits at December 31, 2024, our ten largest depositors not associated with brokered pass-through relationships represented approximately 23% of total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of these depositors decides to change its relationship with us and to withdraw all or a significant portion of its deposits. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, including at potentially higher rates, which could negatively impact our net interest margin and have a material adverse effect on our business, financial condition, results of operations and growth prospects. If we are unable to source alternative sources of funding at attractive rates or at all, we could be required to sell or otherwise monetize securities from our investment securities portfolio, which could have similar adverse consequences.
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
The Company employs an earnings simulation model (immediate parallel shifts along the yield curve) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet, cash flows and the related statement of operations effects in different interest rate scenarios. As such, the Company's analysis, assuming a static balance sheet, projects decreases of approximately (0.7)% and (1.5)%, respectively, in projected net interest income and net income over a twelve month period resulting from an instantaneous 100 basis point increase in rates across the yield curve. Conversely, assuming a static balance sheet, we expect increases of approximately 0.9% and 2.0%, respectively, in projected net interest income and net income over a twelve month period resulting from an instantaneous 100 basis point decrease in rates across the yield curve. In addition, if interest rates continue to stay elevated or start to rise again, we may continue to experience deposit outflows. The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.
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
We compete in a highly competitive market for loans and deposit dollars with numerous regional and national banks, online divisions of out-of-market banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, private lenders and nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. Our profitability depends upon our continued ability to successfully compete with traditional and new financial services providers, some of which maintain a physical presence in our market areas and others of which maintain only a virtual presence. Many competitors have substantially greater resources than us, and some operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds and adversely affect our overall financial condition and earnings.
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
The presidential administration and certain governmental agencies have announced plans to reduce government spending and the size of the federal government workforce. These announcements could have an adverse effect on the economy of the Washington, D.C. metropolitan area, which in turn could adversely affect the Company.
The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. While the Company does not have a significant level of loans to federal government contractors or their subcontractors, which as of December 31, 2024 was $251.9 million, or 3.2% of our loan portfolio, the impact of a shutdown of federal government operations, a decline in federal government spending or workforce, a reallocation of government spending to different industries or different areas of the country or a delay in payments to such contractors, whether as a result of a government shutdown or otherwise, could have a ripple effect and adversely affect our results of operations and financial condition, including asset quality, financial capital and liquidity levels.
In addition, federal government employees make up a significant proportion of the population of the Washington, D.C. metropolitan area. Layoffs, staffing freezes, salary reductions or furloughs of government employees or government contractors and other impacts from declining government spending, lapses in appropriations, or changes in fiscal appropriations could have adverse impacts on other businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area and may indirectly lead to a loss of revenues by the Company’s customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses. Accordingly, such potential federal government actions could lead to increases in past due loans, nonperforming loans, credit loss reserves and charge-offs and a decline in liquidity.

We rely upon independent appraisals to determine the value of the real estate that secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.
A significant portion of our loan portfolio consists of loans secured by real estate. We rely upon independent appraisers at the time of origination to estimate the value of such real estate. Appraisals are only estimates of value, and the soundness of those estimates may be affected by volatility in the real estate market or other changes in market conditions. In addition, the independent appraisers may make mistakes of fact or judgment, which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. For example, since 2020 and in light of the prevalence of hybrid work arrangements and associated lower occupancy rates, the value of commercial real estate secured by office properties has generally declined. As a result of these factors, the real estate securing some of our loans is less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.
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
Climate change can increase the likelihood of the occurrence and severity of natural disasters and can also result in longer-term shifts in climate patterns such as extreme heat, sea level rise, more frequent and prolonged drought, stronger and more frequent storms and other instances of extreme weather. Such significant climate change effects may negatively impact the Company’s geographic markets, disrupting the operations of the Company, our customers or third parties on which we rely. Damages to real estate underlying mortgage loans or real estate collateral, declines in economic conditions in geographic markets in which the Company’s customers operate and increased premiums for and reduced availability of insurance may impact our customers’ ability to repay loans or maintain deposits due to climate change effects, which could increase our delinquency rates and average credit loss.
Moreover, as the effects of climate change continue to create a level of concern for the state of the global environment, companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. New government regulations could result in more stringent forms of ESG oversight and reporting and diligence and disclosure requirements. Increased ESG related compliance costs, in turn, could result in increases to our overall operational costs. Conversely, there has been increasing anti-ESG sentiment in the U.S., which has led and is likely to continue to lead to new anti-ESG policies and legislative and regulatory requirements discouraging or preventing ESG-related initiatives. As a result, we may face heightened and potentially conflicting regulatory and legal requirements, as well as reputational scrutiny. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards, including with respect to the Company’s involvement in certain industries or projects associated with causing or exacerbating climate change, may negatively affect the Company’s reputation and commercial relationships, which could adversely affect our business.
Difficulty recruiting or retaining successful bankers, as well as the loss of any of our executive officers or other key personnel, could negatively impact the implementation of our business strategy, impair relationships with our customers and adversely affect our financial condition and results of operations.
In light of macroeconomic factors, human capital management risks are an important component of the Company’s assessment of risk and its enterprise risk management system. Our ability to retain and grow loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers. If we are unable to recruit successful bankers, or lose the services of any of our bankers to a new or existing competitor or otherwise, we may be unable to establish and retain valuable relationships and some of our customers or potential customers could choose to use the services of a competitor instead
Moreover, the Company relies significantly on the expertise and experience of our executive officers and senior management, whose skills, years of industry experience and relationships with customers may be difficult for the Company to replace. The loss of service of one or more of these key personnel could reduce the Company’s ability to successfully implement its long-term business strategy, our business could suffer and the value of the Company’s common stock could be materially adversely affected. Leadership changes may occur from time to time and the Company cannot predict whether significant resignations will occur or whether the Company will be able to recruit additional qualified personnel. There can be no assurance that the Company can adequately prepare for these risks prior to their occurrence or that they will not have a material impact on our financial condition and results of operations.
RISKS RELATED TO INVESTING IN OUR STOCK
Our ability to make distributions in respect of our securities may be limited.
Our ability to pay a cash dividend on our common stock, to repurchase shares of our common stock or to pay interest on our debt will depend largely upon the ability of the Bank, the Company’s principal operating business, to declare and pay dividends to the Company. Payment of distributions on our securities will also depend upon the Bank’s earnings, financial condition and need for funds, as well as laws, regulations and governmental policies applicable to the Company and the Bank, which limit the amount of distributions that may be made. In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank each must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends and repurchasing shares. The payment of dividends in any period and the adoption or implementation of a share repurchase program do not mean that the Company will continue to pay dividends at the current level, or at all, or that it will repurchase any shares of common stock. Refer to “Regulation” under Item 1 and to “Market for Common Stock” under Item 5 for additional information.
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
Under guidance adopted by the federal banking agencies, banks that have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) are expected to maintain higher levels of risk management policies and processes and, potentially, higher levels of capital. We may be required to maintain higher levels of capital than the minimums and buffers required under the capital regulations applicable to us, including as a result of our levels of construction, development and commercial real estate loans.

Litigation and regulatory actions, possibly including enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
In the normal course of our business, we are named as a defendant in various legal actions arising in connection with our current and/or prior business activities or public disclosures. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, we may be subject to regulatory enforcement actions. We are also continually the subject of exams, subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by various agencies and other bodies regarding our current and/or prior business activities. Additionally, from time to time we receive demand letters from shareholders, and such letters may lead to these shareholders filing claims or derivative suits against us if our engagement with such shareholders ends in a failure to successfully negotiate a settlement. Any such legal or regulatory actions or investigations may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices, required changes in our senior officers or other requirements resulting in increased expenses, diminished income and damage to our business. Our involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, regulatory order or agreement, informal enforcement action or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in adverse audit findings or additional litigation, investigations or proceedings as other parties, including other litigants and/or government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, results of operations, financial condition and stock price, including in any particular reporting period.
Further, in litigation and regulatory matters, it is inherently difficult to determine whether any loss is probable or whether it is possible to estimate the amount of any reasonably possible loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual fine, penalty or other relief, conditions or restrictions, if any, may be, particularly for actions that are in their early stages of investigation. We may be required to pay fines or civil money penalties or make other payments in connection with certain of these issues. This uncertainty makes it difficult to estimate probable losses, which, in turn, can lead to substantial disparities between the reserves we may establish for such proceedings and the eventual settlements, fines or penalties. While the Company and Bank carry insurance to protect us from material outlays (excluding regulatory fees and penalties), such insurance may not always fully or even substantially cover such outlays. The Company maintains director and officer insurance policies (“D&O Insurance Policies”) that provide coverage for legal defense costs. When the D&O Insurance Policies are exhausted, the Company is responsible for paying the defense costs associated with those investigations and litigations (to include unpaid receivables from the insurance carriers) for itself and on behalf of any current and former officers and directors entitled to indemnification from the Company. The Company has incurred and may incur in the future legal costs in connection with current ongoing and any potential future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company’s control. In the event such costs are significant, they could have a material adverse effect on our business, financial condition, results of operations and stock price.
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
RISKS RELATED TO THE USE OF TECHNOLOGY
Our operations, including our transactions with customers and the services we receive from third parties, are increasingly conducted via electronic means, and this has increased risks related to cybersecurity.
We are exposed to the risk of cyber-attacks in the normal course of business. In addition, we are exposed to cyber-attacks on vendors and merchants that affect us and our customers. In general, cyber incidents can result from deliberate attacks or unintentional events. The financial services industry has been affected by, and will in the future continue to be affected by, cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Despite our efforts to develop and implement policies and procedures to identify, protect, detect, respond and recover from the possible security breach of our information systems and cyber-fraud, we may not be able to anticipate, detect or implement effective protective measures against all cyber-attacks, including because the techniques used are increasingly sophisticated, change frequently and are often not recognized until launched. Cyber-attacks can originate from a variety of sources, including third parties affiliated with or sponsored by foreign governments or involved with organized crime or terrorist organizations. While we maintain insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. While we have not incurred any material losses related to cyber-attacks, we may incur substantial costs and suffer other negative consequences as a result of successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support our business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and reputational damage adversely affecting customer or investor confidence.
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
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services, including those based on artificial intelligence technologies. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete effectively and could have a material adverse effect on our business, financial condition or results of operations. As these technologies are improved in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have a material adverse effect on our business, financial condition and results of operations.
We depend on the use of data and modeling in both management’s decision-making, generally, and in meeting regulatory expectations, in particular.
The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision-making and regulatory compliance processes and the employment of such analyses is common in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for credit loss measurement, portfolio stress testing, assessing capital adequacy and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlies them. We anticipate that model-derived insights will be used more widely in decision-making in the future, including as the use of artificial intelligence increases. While these quantitative techniques and approaches are intended to improve our decision-making, they also create the possibility that faulty data, flawed quantitative approaches or poorly designed or implemented models could yield adverse or faulty outcomes and decisions, and could result in regulatory scrutiny. In addition, because of the complexity inherent in these approaches, especially those based on artificial intelligence, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making, which could have a material adverse effect on our business, financial condition, results of operations and share price.
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
•Domestic and international economic and political factors unrelated to our performance, including political uncertainty in the United States and its effect on the economy of the Washington, D.C. metropolitan area;
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
The Company has established an enterprise risk management framework that outlines the processes and procedures the Company uses to identify, assess, mitigate and monitor the risks faced by the Company, including cybersecurity risk.
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
The Board is responsible for the oversight of cybersecurity risk management, as well as the selection of a Chief Information Security Officer (“CISO”), the management official responsible for administering and executing the information security program. The Board’s Technology Oversight Committee (the “TOC”) assists the Board in its oversight of the information security program. The TOC reviews information security metrics, oversees significant instances of non-compliance with the information security policy and monitors remediation of those instances, and reviews the appointment of the CISO for recommendation to the Board.
At the management level, the Enterprise Risk Management Committee (the “ERMC”) is primarily responsible for cybersecurity risk management. As it pertains to the information security program, the ERMC assesses and monitors information security risks and approves the information security policy on at least an annual basis. Certain instances of non-compliance with the information security policy are escalated to the EMRC, which may further escalate to the TOC as appropriate. Once escalated to a committee, the committee is responsible for overseeing related remediation.
Our CISO is responsible for the overall administration and execution of the information security program and reports to our Chief Risk Officer (“CRO”). Our CISO has over fifteen years of experience working in information security and risk for a variety of companies and organizations, including multiple financial institutions. The CISO monitors the security of, among other things, systems, applications, tools, databases, computers, websites, cloud infrastructure, vendor tools, and user access systems. The CISO performs an annual information security risk assessment, which, among other things, documents inherent risk levels and controls in place to manage those risks. The information security risk assessment is presented to the Board annually.
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
On a regular basis, the CISO discusses with the CRO information security risk issues, risk mitigation progress and developments and information security enhancement initiatives. The CISO reports to the TOC quarterly on information security developments and emerging risks, both in the industry and specific to the Company. The CISO and CRO report on the information security program, including the status of information security-related key risk indicators, to the TOC and the ERMC. The Information Security Policy is also approved by the TOC on an annual basis.

The Company employs third parties in certain aspects of its information security and cybersecurity risk management. For example, we utilize third parties to conduct certain security operations and maintain certain information security infrastructure. We have adopted a Third Party Risk Management Policy, which addresses the identification, measurement, monitoring, and management of our third-party service provider relationships, including those related to information security. The Director of Third-Party Risk Management, along with the CISO, assess and monitor information risks posed by third parties and any non-compliance with the controls created to address such risks. With respect to cybersecurity incidents affecting our third-party service providers, the Director of Third-Party Risk Management works with our service providers to understand and document any incidents, along with managing the impact to us and reporting such incidents to the CRO, ERMC, TOC, and, if applicable, the Board.
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
ITEM 2.    PROPERTIES
Our principal office is located in Bethesda, Maryland. All properties out of which the Company operates are leased properties. As of December 31, 2024, the Company and its subsidiaries operated out of 17 different locations (some of which have multiple leases); which include our principal corporate office, branch offices, lending centers and an operations center in Washington, D.C., Suburban Maryland and Northern Virginia metropolitan areas. Additional information with respect to premises and equipment and leases is presented in Notes 5 and 6 to the Consolidated Financial Statements.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY
Market for Common Stock. The Company’s common stock is listed for trading on the Nasdaq Capital Market under the symbol “EGBN.” During the year ended December 31, 2024, the average daily trading volume amounted to approximately 310,723 shares, an increase from approximately 302,118 shares during the year ended December 31, 2023. No assurance can be given that a more active trading market will develop or can be maintained. As of February 10, 2025, there were 30,204,202 shares of common stock outstanding, held by approximately 469 shareholders of record. Based on the most recent analysis, the Company believes beneficial shareholders number approximately 18,612. As of February 10, 2025, our directors and executive officers own approximately 3% of our outstanding shares of common stock.
Dividends. The Company pays a regular quarterly cash dividend. In 2024, the Company declared three cash dividends with an aggregate value of $1.07 per share, or $32.1 million. The quarterly cash dividend amount was recalibrated to $0.165 in the third quarter of 2024 to reflect the company’s growth plans. Beginning in January 2025, the Company commenced declaring dividends at the time of the quarterly earnings release; previously, it declared dividends at the end of the quarter.
The payment of a cash dividend on common stock will depend largely upon the ability of the Bank, the Company’s principal operating business, to declare and pay dividends to the Company. Payment of dividends on the common stock will also depend upon the Bank’s earnings, financial condition and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank. The payment of dividends in any period does not mean that the Company will continue to pay dividends at the current level, or at any other level.
Regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "Federal Reserve") and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2024, the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.
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
Issuer Repurchase of Common Stock. The Company did not repurchase any shares of its common stock during the year ended December 31, 2024.
See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for “Securities Authorized for Issuance Under Equity Compensation Plans.”
Stock Price Performance. The following table compares the cumulative total return on a hypothetical investment of $100 in the Company’s common stock from December 31, 2019 through December 31, 2024, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (U.S. Companies), S&P 500 Index and the KBW Regional Banking Index for the comparable period, including reinvestment of dividends. The KBW Regional Banking Index seeks to reflect the performance of publicly traded companies that do business as regional banks or thrifts listed on all U.S. stock markets.

Eagle Bancorp, Inc.

	Years Ended December 31,
	2019	2020	2021	2022	2023	2024
Eagle Bancorp, Inc.	$100.00	$87.21	$126.02	$98.41	$71.86	$66.17
Nasdaq Composite Index	100.00	144.92	177.06	119.45	172.77	223.866
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
KBW Nasdaq Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.904

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company as of the dates and periods indicated. The Company’s primary subsidiary is the Bank, and the Company’s other direct and indirect active subsidiaries are Bethesda Leasing, LLC, Eagle Insurance Services, LLC and Landroval Municipal Finance, Inc.
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.
We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report as that disclosure is included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission ("SEC") on February 29, 2024. You can reference the discussion and analysis of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2023 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within that report.
Caution About Forward Looking Statements. This report contains forward looking statements. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and are typically identified with words such as “may,” “will,” “can,” “anticipates,” “believes,” “expects,” “plans,” "outlook," “estimates,” “potential,” “assume," "probable," "possible," "continue,” “should,” “could,” “would,” “strive," "seeks,” "deem," "projections," "forecast," "consider," "indicative," "uncertainty," "likely," "unlikely," "likelihood," "unknown," "attributable," "depends," "intends," "generally," "feel," "typically," "judgment," "subjective" and similar words or phrases. These forward looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward looking statements.
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
•The effects or impact of any litigation, governmental investigations and proceedings, including enforcement proceedings and any possibly resulting fines, judgments, expenses or restrictions on our business activities;
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
•Changes in trade, immigration, fiscal and monetary policies;
•Political uncertainty in the United States and its effects on the economy of the Washington, D.C. metropolitan area;
•Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; and
•The factors discussed under the caption “Risk Factors” in this report.
If one or more of the factors affecting our forward looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward looking information and statements contained in this report. No undue reliance should be placed on our forward looking information and statements. We will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.
GENERAL
The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve. The Company was organized in October 1997 and to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twelve branch offices (six in Suburban Maryland, three in Washington, D.C. and three in Northern Virginia), a principal corporate office, four lending centers (two are co-located with branches and one co-located in the principal corporate office) and one operations center. Refer to the Business Section above, which describes in detail the various banking services offered.
General economic, political, social and health conditions affect financial markets, and therefore, our business. As the economy experienced higher levels of inflation in the recent past, interest rates increased in 2023, however as inflationary pressure during 2024 subsided, the Federal Reserve decreased interest rates three times for a total of 100 basis points. Fiscal and monetary policies have a direct and indirect impact on the level and volatility of interest rates, liquidity of financial markets, the availability and cost of capital, and market conditions of financing. Actual real U.S. GDP growth for 2024 was 3.1%, compared to 3.3% growth in 2023, as the economy continues to grow despite continuing to experience the effects of inflationary pressures and higher interest rates which were raised in 2022 and 2023. Unemployment slightly increased through 2024 as the U.S. unemployment rate ended the year at 4.0%, up from 3.7% at the end of 2023.

Longer-term U.S. interest rates increased in 2024, with the ten year U.S. Treasury rate averaging 4.21% in 2024 as compared to 3.96% in 2023. The yield curve steepened in 2024 as short-term rates decreased due to Federal Reserve rate cuts while long-term rates increased compared to 2023.
We believe the Company’s primary market, the Washington, D.C. metropolitan area, continues to exhibit resilience relative to other parts of the country despite the volatility in the current economic environment. The Washington, D.C. metropolitan area maintains a diverse economy which includes the public sector, a large healthcare component, substantial business services and a highly educated work force. The private sector, in particular, the Leisure and Hospitality sector has seen some recovery in recent years following the adverse effects of the pandemic. The multi-family commercial real estate leasing sector, notwithstanding increased supply of units in the Bank’s market area, has held up relatively well, particularly for well-located close-in projects. While commercial real estate office properties continue to experience challenges, the Company has remained focused on monitoring this sector and working with borrowers in order to mitigate credit losses within our loan portfolio. Overall, we believe commercial real estate values have generally decreased and we continue to be cautious of the cap rates at which such assets are trading, resulting in conservative valuations.
At December 31, 2024, the Company had total assets of approximately $11.1 billion, total loans of $7.9 billion, total deposits of $9.1 billion and twelve branches in the Washington, D.C. metropolitan area. We have remained cognizant of the volatility in our industry, capital markets and interest rate markets. While we remain cautious with regard to commercial real estate ("CRE") market conditions, principally office, the strength of the Washington D.C. metro area in certain sectors, particularly multi-family commercial real estate and the housing market, continue to drive premiums for well-located properties.
The Company has the financial resources to meet, and remains committed to meeting, the credit needs of its community. Loan balances increased in the CRE segments in 2024 which, combined with the higher levels of interest rates, resulted in changes in our liquidity mix as increases in interest-bearing deposits offset a decrease in non-interest bearing deposits. The yield on earning assets continued to increase in 2024. During the year ended December 31, 2024, the yield on earning assets increased by 20 basis points (from 5.45% to 5.65%) while cost of funds increased 42 basis points (from 3.17% to 3.59%) which resulted in a decrease of 16 basis points in the net interest margin.
The Company’s capital position remained strong in 2024 as a result of its strong retained earnings position, despite the impact of the goodwill impairment on 2024 net loss. As a result of the Company’s strong capital position, we were able to continue our quarterly dividend in 2024. The quarterly cash dividend amount was recalibrated to $0.165 in the third quarter of 2024 to reflect the company’s growth plans.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies, including those identified below for the year ended December 31, 2024, inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.
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
We estimate the ACL on loans using a quantitative model that uses a probability of default ("PD") / loss given default ("LGD") cash flow method with an exposure at default ("EAD") model to estimate expected credit losses for our loan segments. The modeling of expected prepayment speeds is based on historical internal data and adjustments to account for loan-specific risk characteristics after pooling our loan portfolio based on similar risk characteristics.
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
Loans that have evidence of credit deterioration are excluded from the loan segments subject to the quantitative model described above and are individually assessed.
The ACL also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors reflected in the qualitative component of the reserve include, but are not limited to, concentrations of credit risk, changes in underwriting standards, experience and depth of lending staff and trends in delinquencies.
Management has developed an analytical process to monitor the adequacy of the ACL. Our methodology for determining our ACL was developed utilizing, among other factors, the guidance from federal banking regulatory agencies and relevant available information from internal and external sources and relating to past events, current conditions and reasonable and supportable forecasts. The process is being continually enhanced and refined based on periodic reviews. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. For example, the effects of the COVID-19 pandemic and related hybrid or fully remote working environment has negatively impacted the performance outlook in the central business district office CRE segment of our loan portfolio, which informed our CECL economic forecast and continued to adversely impact our loss reserve as of December 31, 2024. See Notes 1, 3 and 4 to the Consolidated Financial Statements, the “Provision for Credit Losses” and "Allowance for Credit Losses" section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors related to our business and economic conditions in Item 1A for more information on the provision for credit losses and ACL for the loan portfolio.
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

SELECTED FINANCIAL DATA
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the year ended December 31, 2024. The information contained in this section should be read together with the December 31, 2024 audited Consolidated Financial Statements and the accompanying Notes included in Item 8 Financial Statements And Supplementary Data of this Form 10-K.
This section of this Form 10-K generally discusses 2024 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2023.

(dollars in thousands)		December 31, 2024	December 31, 2023
Consolidated Balance Sheets:
Securities - available for sale		$1,267,404	$1,506,388
Securities - held to maturity		938,647	1,015,737
Loans		7,934,888	7,968,695
Allowance for credit losses		(114,390)	(85,940)
Goodwill and intangible assets, net		16	104,925
Total assets		11,129,508	11,664,538
Deposits		9,131,078	8,808,039
Other short-term borrowings		490,000	1,369,918
Long-term borrowings		76,108	—
Total liabilities		9,903,447	10,390,255
Total shareholders’ equity		1,226,061	1,274,283
Tangible common equity (1)		1,226,045	1,169,358

	Years Ended December 31,
(dollars in thousands except per share data)	2024	2023	2022
Consolidated Statements of Operations:
Interest income	$687,563	$625,327	$424,613
Interest expense	398,875	334,781	91,746
Provision for credit losses	66,360	31,536	266
Noninterest income	19,939	21,536	23,654
Goodwill impairment	104,168	—	—
Noninterest expense (including goodwill impairment)	274,634	153,293	165,098
Income (loss) before income tax expense	(30,240)	127,520	189,680
Income tax expense	16,795	26,986	48,750
Net income (loss)	(47,035)	100,534	140,930
Cash dividends declared	32,117	54,293	55,776
Total net revenue (2)	308,627	312,082	356,521

Per Common Share Data:
Net income (loss), basic	$(1.56)	$3.31	$4.40
Net income (loss), diluted	(1.56)	3.31	4.39
Dividends declared	1.07	1.80	1.75
Book value	40.60	42.58	39.18
Tangible book value (3)	40.59	39.08	35.86
Common shares outstanding	30,202,003	29,925,612	31,346,903
Weighted average common shares outstanding, basic	30,157,051	30,345,504	32,004,251
Weighted average common shares outstanding, diluted	30,157,051	30,393,100	32,078,070

	Years Ended December 31,
	2024	2023	2022
Ratios:
Net interest margin	2.37%	2.53%	2.93%
Efficiency ratio (4)	88.99%	49.12%	46.31%
Return on average assets	(0.38)%	0.84%	1.20%
Return on average common equity	(3.77)%	8.11%	10.99%
Return on average tangible common equity (1)	(3.93)%	8.85%	11.97%
CET1 capital (to risk weighted assets)	14.63%	13.90%	14.03%
Total capital (to risk weighted assets)	15.86%	14.79%	14.94%
Tier 1 capital (to risk weighted assets)	14.63%	13.90%	14.03%
Tier 1 capital (to average assets)	10.74%	10.73%	11.63%
Tangible common equity ratio	11.02%	10.12%	10.18%
Dividend payout ratio	(68.28)%	54.00%	39.58%

(dollars in thousands)		December 31, 2024	December 31, 2023
Asset Quality:
Nonperforming assets and loans 90+ past due		$211,449	$66,632
Nonperforming assets and loans 90+ past due to total assets		1.90%	0.57%
Nonperforming loans to total loans		2.63%	0.82%
Allowance for credit losses to loans		1.44%	1.08%
Allowance for credit losses to nonperforming loans		54.81%	131.16%

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Asset Quality Activity:
Net charge-offs	$38,555	$18,850	$624
Net charge-offs to average loans	0.48%	0.24%	0.01%
(1)Tangible common equity and return on average tangible common equity are non-GAAP financial measures. Tangible common equity is defined as total common shareholders’ equity reduced by goodwill and other intangible assets.
(2)Total net revenue calculated as net interest income plus noninterest income.
(3)Tangible book value per common share, a non-GAAP financial measure, is defined as tangible common shareholders’ equity divided by total common shares outstanding.
(4)Computed by dividing noninterest expense by total net revenue.

Use of Non-GAAP Financial Measures
Management uses non-GAAP measures because they provide information to investors about the underlying operational performance and trends of the Company. Additionally, certain non-GAAP measures are monitored by regulators. These disclosures should not be considered in isolation or as a substitute for results determined in accordance with GAAP and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. Management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measures.
The following tables reconcile the GAAP financial measures to the associated non-GAAP financial measures:

(dollars in thousands except per share data)	December 31, 2024	December 31, 2023
Tangible common equity
Common shareholders’ equity	$1,226,061	$1,274,283
Less: Intangible assets	(16)	(104,925)
Tangible common equity (Non-GAAP)	$1,226,045	$1,169,358

Tangible common equity ratio
Total assets	$11,129,508	$11,664,538
Less: Intangible assets	(16)	(104,925)
Tangible assets	$11,129,492	$11,559,613
Tangible common equity ratio (Non-GAAP)	11.02%	10.12%

Tangible book value per share calculations
Book value per common share	$40.60	$42.58
Less: Intangible book value per common share	(0.01)	(3.50)
Tangible book value per common share (Non-GAAP)	$40.59	$39.08

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Average tangible common equity
Average common shareholders’ equity	$1,246,168	$1,240,118	$1,281,921
Less: Average intangible assets	(50,868)	(104,534)	(104,248)
Average tangible common equity (Non-GAAP)	$1,195,300	$1,135,584	$1,177,673

Return on average tangible common equity
Net income (loss) available to common shareholders	$(47,035)	$100,534	$140,930
Average tangible common equity	$1,195,300	1,135,584	1,177,673
Return on average tangible common equity (Non-GAAP)	(3.93)%	8.85%	11.97%

Operating return on average tangible common equity
Net income (loss) available to common shareholders	$(47,035)	$100,534	$140,930
Add back of goodwill impairment	104,168	—	—
Operating net income (Non-GAAP)	$57,133	$100,534	$140,930
Average tangible common equity	$1,195,300	1,135,584	1,177,673
Operating return on average tangible common equity (Non-GAAP)	4.78%	8.85%	11.97%

	Years Ended December 31,
(dollars in thousands)	2024		2023	2022
Efficiency ratio
Net interest income	$288,688		$290,546	$332,867
Noninterest income	19,939		21,536	23,654
Total net revenue	308,627		312,082	356,521
Noninterest expense	274,634		153,293	165,098
Exclude goodwill impairment	(104,168)		—	—
Operating noninterest expense (Non-GAAP)	170,466		153,293	165,098

Efficiency ratio (Non-GAAP)	88.99%		49.12%	46.31%
Operating efficiency ratio (Non-GAAP)	55.23%		49.12%	46.31%

Operating net income
Net income (loss)	$(47,035)		$100,534	$140,930
Add back of goodwill impairment	104,168		—	—
Operating net income (Non-GAAP)	$57,133	$57,133	$100,534	$140,930

Operating earnings per share (diluted)
Earnings (loss) per share (diluted) (1)	$(1.56)		$3.31	$4.39
Add back of goodwill impairment per share (diluted)	3.45		—	—
Operating earnings per share (diluted) (Non-GAAP)	$1.89		$3.31	$4.39
(1) For periods ended with a net loss, anti-dilutive financial instruments have been excluded from the calculation of earnings per share (diluted). Operating earnings per share (diluted) calculations include the impact of outstanding equity-based awards for all periods.

RESULTS OF OPERATIONS
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
Overview
Net loss for the year ended December 31, 2024 was $47.0 million, as compared to net income of $100.5 million, for the same period in 2023. This decrease was primarily attributable to the recognition of goodwill impairment of $104.2 million in the second quarter of 2024 and an increase in provision for credit losses of $34.8 million, partially offset by a reduction of income tax expense of $10.2 million. For more information on the drivers and the components of these changes, see the "Provision for Credit Losses" and "Income Tax Expenses" sections below. Refer to the "Intangible Assets" section below for additional details on goodwill impairment..
Net interest income decreased to $288.7 million for 2024 compared to $290.5 million for 2023. Net interest income decreased primarily due to increased interest expense due to higher rates on deposits and borrowings, which was partially offset by an increase in interest income on loans. Total noninterest income in 2024 was $19.9 million, as compared to $21.5 million in 2023, a 7% decrease. For further information on the components and drivers of these changes, see the "Net Interest Income and Net Interest Margin" and "Noninterest Income" sections below. Operating net revenue (non-GAAP) was $308.6 million for the year ended December 31, 2024, as compared to $312.1 million for the same period in 2023.
The net interest margin, which measures the difference between interest income and interest expense as a percentage of earning assets, was 2.37% for 2024 and 2.53% for 2023, a decrease of 16 basis points. The drivers of the change are detailed in the "Net Interest Income and Net Interest Margin" section below.
The provision for credit losses in 2024 was $66.4 million as compared to $31.5 million in 2023. For information on the components and drivers of these changes see "Provision for Credit Losses" section below.
Noninterest expenses in 2024 totaled $274.6 million, as compared to $153.3 million in 2023, a 79% increase. The increase was primarily attributable to the recognition of goodwill impairment of $104.2 million in the second quarter of 2024 and higher FDIC insurance assessments during the year. Additional details on these expenses and other noninterest expenses are provided in "Noninterest Expense" section below.
The efficiency ratio, inclusive of the goodwill impairment charge, which measures the ratio of noninterest expense to total revenue, was 88.99% for 2024 as compared to 49.12% for 2023. Excluding the goodwill impairment charge, the operating efficiency ratio (non-GAAP) was 55.23%.
At December 31, 2024, total loan balances were $7.9 billion, and remained flat as compared to December 31, 2023, and average loans were 2% higher in 2024 as compared to 2023, driven by originations and advances which outpaced payoffs and paydowns.
Total deposits at December 31, 2024 increased by $323.0 million as compared to December 31, 2023. The increase consists of $1.0 billion in interest bearing deposits which was partially offset by a decrease of $0.7 billion in noninterest bearing deposits. This was primarily driven by a significant increase in short term interest rates and related migration to interest-bearing deposit accounts.
In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 66% and 68% of average earning assets for 2024 and 2023, respectively. For 2024, as compared to 2023, average loans, excluding loans held for sale, increased by $181.8 million, or 2%, driven by originations and advances that outpaced payoffs and paydowns.
Average investment securities for 2024 were 20% of average earning assets compared to 23% for 2023. The combination of federal funds sold and interest bearing deposits with other banks represented 14% and 9% of average earning assets for 2024 and 2023, respectively.
The ratio of common equity to total assets increased to 11.02% at December 31, 2024 from 10.92% at December 31, 2023, due primarily to a decrease in total assets, in connection with decreases in loans and interest-bearing deposits with banks and other short-term investments. For the year ended December 31, 2024 and 2023, the Company had average tangible common equity, a non-GAAP measure, of $1.2 billion and $1.1 billion, respectively. For 2024, the return on average assets (“ROAA”), inclusive of the goodwill impairment charge, was (0.38)%, as compared to 0.84% for 2023. Total shareholders’ equity was $1.23 billion at December 31, 2024 as compared to $1.27 billion at December 31, 2023, a decrease of 4%. The return on average common equity (“ROACE”) for 2024 was (3.77)% as compared to 8.11% for 2023. The ROATCE for 2024, a non-GAAP financial measure, was (3.93)% as compared to 8.85% for 2023. The adverse change in returns was primarily attributable to the recognition of goodwill impairment of $104.2 million in 2024. Excluding the goodwill impairment charge, operating return on average tangible common equity (non-GAAP) was 4.78%. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

Net Interest Income and Net Interest Margin
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investment securities and interest bearing deposits with other banks and other short term investments. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings, which consist primarily of federal funds purchased, advances from secured financing arrangements, including the Federal Home Loan Bank of Atlanta ("FHLB") and Discount Window, and senior notes. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.
Net interest income in 2024 was $288.7 million compared to $290.5 million in 2023. The 1% decrease for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to increases in average deposit rates (4.25% compared to 4.02%, respectively) and other short-term borrowings (4.90% compared to 4.82%, respectively), which were partially offset by higher average loan balances and yields (6.86% compared to 6.63%, respectively). Net interest income represented 94% and 93% of the Company’s total net revenue for the years ended December 31, 2024 and December 31, 2023, respectively,
Net interest margin decreased by 16 basis points to 2.37% in 2024 from 2.53% in 2023. The decrease reflects the increase in the cost of funds on deposits, primarily in connection with an increase in rates, and borrowings, in connection with both an increase in volume and rates, offset by an increase in the yield on loans. The cost of funds on interest-bearing liabilities increased 42 basis points from 3.17% in 2023 to 3.59% in 2024, while the yield on interest-earning assets increased by 20 basis points from 5.45% in 2023 to 5.65% in 2024.
Average loans held for investment were $8.0 billion for the year ended December 31, 2024, compared to $7.8 billion for the same period in 2023. Average investment securities were $2.5 billion for the year ended December 31, 2024, compared to $2.6 billion for the same period in 2023. Average interest-bearing deposits with other banks and other short term investments were $1.7 billion for 2024 compared to $1.0 billion for 2023. Interest income on loans, the largest component of interest income on earning assets, had a yield of 6.86% in 2024, compared to 6.63% in 2023, an increase of 23 basis points.
Average interest-bearing deposits increased from $6.4 billion in the year ended December 31, 2023 to $7.5 billion in the year ended December 31, 2024, while average noninterest bearing demand deposits decreased to $2.0 billion for the year ended December 31, 2024 from $2.5 billion for the year ended December 31, 2023.
Average borrowings decreased from $1.6 billion in the year ended December 31, 2023 to $1.5 billion in the year ended December 31, 2024. Refer to the "Deposits and Other Borrowings" section below for further discussion of deposits and borrowings.
The table below presents the average balances and rates of the major categories of the Company's assets and liabilities for the years ended December 31, 2024, 2023 and 2022. Included in the table are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Years Ended December 31,
	2024			2023			2022
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,706,439	$88,770	5.20%	$1,015,199	$52,300	5.15%	$1,235,768	$13,304	1.08%
Loans held for sale	3,241	101	3.12%	1,212	73	6.02%	15,356	650	4.23%
Loans (1) (2)	7,997,653	548,288	6.86%	7,815,832	518,007	6.63%	7,206,158	358,317	4.97%
Investment securities available-for-sale (2)	1,473,095	28,774	1.95%	1,584,239	32,074	2.02%	2,003,475	33,641	1.68%
Investment securities held-to-maturity	983,309	21,197	2.16%	1,057,445	22,586	2.14%	857,584	17,840	2.08%
Federal funds sold	10,741	433	4.03%	9,120	287	3.15%	48,402	861	1.78%
Total interest earning assets	12,174,478	687,563	5.65%	11,483,047	625,327	5.45%	11,366,743	424,613	3.74%

Noninterest earning assets	449,904			501,722			475,563
Less: allowance for credit losses	104,020			79,218			74,726
Total noninterest earning assets	345,884			422,504			400,837
Total Assets	$12,520,362			$11,905,551			$11,767,580

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing transaction	$1,700,301	$60,573	3.56%	$1,459,795	$46,140	3.16%	$893,137	$6,721	0.75%
Savings and money market	3,411,971	139,539	4.09%	3,176,203	132,374	4.17%	4,683,850	65,777	1.40%
Time deposits	2,432,713	120,309	4.95%	1,774,184	79,030	4.45%	669,824	10,763	1.61%
Total interest bearing deposits	7,544,985	320,421	4.25%	6,410,182	257,544	4.02%	6,246,811	83,261	1.33%
Customer repurchase agreements and federal funds purchased	37,872	1,271	3.36%	36,663	1,218	3.32%	30,745	356	1.16%
Other short-term borrowings	1,476,550	72,386	4.90%	1,521,160	73,253	4.82%	172,717	3,980	2.30%
Long-term borrowings	66,321	4,797	7.23%	69,861	2,766	3.96%	69,737	4,149	5.95%
Total interest bearing liabilities	9,125,728	398,875	4.37%	8,037,866	334,781	4.17%	6,520,010	91,746	1.41%

Noninterest bearing liabilities:
Noninterest bearing demand	1,987,886			2,508,687			3,871,773
Other liabilities	160,580			118,880			93,876
Total noninterest bearing liabilities	2,148,466			2,627,567			3,965,649

Shareholders’ equity	1,246,168			1,240,118			1,281,921
Total Liabilities and Shareholders’ Equity	$12,520,362			$11,905,551			$11,767,580

Net interest income		$288,688			$290,546			$332,867
Net interest spread			1.28%			1.28%			2.33%
Net interest margin			2.37%			2.53%			2.93%
Cost of funds (3)			3.59%			3.17%			0.88%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $17.2 million, $16.7 million and $15.3 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Rate/Volume Analysis of Net Interest Income

The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities and the changes in net interest income due to changes in interest rates. As the table shows, the decrease in net interest income in 2024 as compared to 2023 was primarily due to increase in interest bearing liabilities replacing non-interest bearing deposits.

	Year Ended December 31, 2024 Compared with Year Ended December 31, 2023			Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on:
Loans	$12,049	$18,232	$30,281	$30,315	$129,375	$159,690
Loans held for sale	122	(94)	28	(599)	22	(577)
Investment securities available-for sale	(2,250)	(1,050)	(3,300)	(7,040)	5,473	(1,567)
Investment securities held-to-maturity	(1,583)	194	(1,389)	4,158	588	4,746
Interest bearing bank deposits	35,611	859	36,470	(2,375)	41,371	38,996
Federal funds sold	51	95	146	(699)	125	(574)
Total interest income	44,000	18,236	62,236	23,760	176,954	200,714

Interest paid on:
Interest bearing transaction	7,602	6,831	14,433	4,264	35,155	39,419
Savings and money market	9,826	(2,661)	7,165	(21,172)	87,769	66,597
Time deposits	29,334	11,945	41,279	17,745	50,522	68,267
Customer repurchase agreements	40	13	53	69	793	862
Borrowings	(2,288)	3,452	1,164	45,216	22,674	67,890
Total interest expense	44,514	19,580	64,094	46,122	196,913	243,035
Net interest income	$(514)	$(1,344)	$(1,858)	$(22,362)	$(19,959)	$(42,321)
Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to record the ACL on loans and the ACL on HTM investment securities. The amount of the ACL on loans is based on management's assessment of current expected credit losses in the portfolio. Those factors include historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company.
Refer to the discussion under “Critical Accounting Policies and Estimates” in Management's Discussion and Analysis of Financial Condition and Results of Operations above and in Note 1 to the Consolidated Financial Statements for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table in the "Allowance for Credit Losses" section which reflects activity in the ACL.
The total provision for credit losses was $66.4 million during the year ended December 31, 2024, as compared to $31.5 million during the year ended December 31, 2023. During the year ended December 31, 2024, the Company's provision for credit losses included a provision of $67.0 million on loans and net charge-offs of $38.6 million on loans. The provision for credit losses on loans for the same period in 2023 was $30.3 million and included $18.9 million of net charge offs.
The change in the provision for credit losses for the year ended December 31, 2024, was primarily attributable to the following factors: 1) specific reserves on individually evaluated non-performing loans; 2) changes in the qualitative component of the model relating to CRE office properties; and, 3) enhancements to the quantitative model during Q1 to include additional economic factors. Additionally, the change in provision for credit losses during the year ended December 31, 2024 was also impacted by the partial charge off of a CRE office loan after an updated valuation was received in the first quarter of 2025.

The provision for loan credit losses for the year ended December 31, 2023 was driven by adjustments to the qualitative components of the CECL model combined with smaller increases in the quantitative components. The changes in qualitative components were due to perceived weakness in the commercial real estate market, in addition to high inflationary environment offset by a reduction in the quantitative reserves based on a decline in individually evaluated loans. The changes in quantitative components were related to changes in the nature and volume of the portfolio, changes in delinquencies and loss experience.
The provision for credit losses for the held-to-maturity securities portfolio was recorded primarily on several corporate bonds. During the year ended December 31, 2024, there was a reversal of provision for credit losses of $645 thousand for the held-to-maturity securities portfolios, compared to a provision expense of $1.2 million for the year ended December 31, 2023.
The provision for credit losses for unfunded commitments is presented separately on the Statement of Operations. This provision considers the probability that unfunded commitments will fund among other factors. There was a reversal of $2.1 million in 2024, compared to $0.3 million reversal in 2023.
Noninterest Income
Noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income. The following table summarizes the comparative noninterest income for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Service charges on deposits	$6,843	$6,455	$388	6%
Gain on sale of loans	57	418	(361)	(86)%
Net loss on sale of investment securities	14	(11)	25	(227)%
Increase in the cash surrender value of bank-owned life insurance	2,885	2,659	226	8%
Other income	10,140	12,015	(1,875)	(16)%
Total	$19,939	$21,536	$(1,597)	(7)%
Total noninterest income for the year ended December 31, 2024 was $19.9 million as compared to $21.5 million for the year ended December 31, 2023. The 7% decrease was primarily based on the prior year nonrecurring items including income from Small Business Investment Companies ("SBIC") fund and lower swap fees income during the current year.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance assessments and other expenses. The following table summarizes the comparative noninterest expense for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Salaries and employee benefits	$87,768	$86,096	$1,672	2%
Premises and equipment expenses	11,382	12,606	(1,224)	(10)%
Marketing and advertising	5,449	3,359	2,090	62%
Data processing	14,093	13,083	1,010	8%
Legal, accounting and professional fees	9,286	10,787	(1,501)	(14)%
FDIC insurance	29,009	11,853	17,156	145%
Goodwill impairment	104,168	—	104,168	100%
Other expenses	13,479	15,509	(2,030)	(13)%
Total	$274,634	$153,293	$121,341	79%
Total noninterest expense was $274.6 million for 2024, as compared to $153.3 million for 2023, a 79% increase. The increase for the year ended December 31, 2024 was primarily due to the goodwill impairment charge of $104.2 million to reduce fully the carrying value of the Company's goodwill. Refer to the "Intangible Assets" section below for additional details. Excluding the goodwill impairment charge, total operating noninterest expense (non-GAAP) was $170.5 million for the year ended December 31, 2024. Refer to the "Use of Non-GAAP Financial Measures" section for additional details and a reconciliation of GAAP to non-GAAP financial measures.

Marketing expenses were $5.4 million and $3.4 million, respectively, for the year ended December 31, 2024 and 2023, a 62% increase. The increase in marketing expenses was primarily due to higher marketing expenses related to our digital banking channel.
FDIC insurance expense was $29.0 million for 2024 as compared to $11.9 million for 2023, an increase of $17.1 million, or 145%. The increases in 2024 compared to 2023 were due to increases in FDIC deposit insurance assessments.
The major components of other expenses include broker fees, franchise taxes, insurance expenses and director compensation. Other expenses were $13.5 million for 2024 as compared to $15.5 million for 2023, a decrease of 13%. The decrease in 2024, as compared to 2023, was primarily due to a reduction in director fees and real estate taxes.
The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 88.99% for the year ended December 31, 2024, as compared to 49.12% for the same period in 2023. The adverse change in the efficiency ratio for the year ended December 31, 2024 was primarily driven by the recognition of goodwill impairment of $104.2 million. Excluding the goodwill impairment charge, the operating efficiency ratio (non-GAAP) was 55.23% for the year ended December 31, 2024. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
As a percentage of average assets, total noninterest expense (annualized) was 2.19% for the year ended December 31, 2024 as compared to 1.29% for the same period in 2023. The higher ratio for the current year is attributable to the goodwill impairment discussed above.
Income Tax Expense
Income tax expense was $16.8 million for 2024 as compared to $27.0 million for 2023. The decrease in the tax provisions over the comparative years ended December 31, 2024 and 2023 was primarily driven by the decreases in pre-tax income period over period. The impact of the change in mix of the components noted above can be seen in the reconciliation of statutory federal income tax rate table in Note 13 to the Consolidated Financial Statements.
The Inflation Reduction Act of 2022 was signed into law by President Biden on August 16, 2022 which made significant changes to the U.S. tax law, including the introduction of a corporate alternative minimum tax of 15% of the “adjusted financial statement income” of certain domestic corporations as well as a 1% excise tax on the fair market value of stock repurchases by certain domestic corporations, effective for tax years beginning in 2023. Effective January 1, 2023, the Company became subject to the tax laws under the Inflation Reduction Act. The Company has not experienced and currently does not expect the tax-related provisions of the Inflation Reduction Act to have a material impact on our financial results.
BALANCE SHEET ANALYSIS
Overview
Total assets at December 31, 2024 were $11.1 billion as compared to $11.7 billion at December 31, 2023, a 5% decrease. The decrease in total assets in 2024 was primarily due to decreases in investment securities and interest-bearing deposits with other banks, and the impairment charge of goodwill related to a 2014 acquisition.
The largest component of assets, total loans with an amortized cost basis, were approximately $7.9 billion at December 31, 2024, and remained relatively flat as compared to $8.0 billion at December 31, 2023. There were no loans held for sale at December 31, 2024 and 2023. Refer to the "Loan Portfolio" section below for further discussion on loans.
Investment securities, at amortized cost net of the allowance for credit losses, were $2.3 billion at December 31, 2024 as compared to $2.7 billion at December 31, 2023, a $336.5 million decrease, or 13%. The components and drivers of the change are discussed in the "Investment Securities and Short-Term Investments" section below.
In terms of funding, total deposits at December 31, 2024 were $9.1 billion as compared to $8.8 billion at December 31, 2023, an increase of 4%. Total borrowed funds (excluding customer repurchase agreements) were $566.1 million and $1.4 billion at December 31, 2024 and 2023, respectively. The components and drivers of the change are discussed in the "Deposits and Other Borrowings" section below.
Total shareholders’ equity at December 31, 2024 was $1.2 billion as compared to $1.3 billion at December 31, 2023, a 4% decrease. The decrease in shareholders’ equity in 2024 was primarily from the net loss from operations and payment of cash dividends, partially offset by an increase in other comprehensive income and share-based compensation.
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
The Company's capital ratios remain substantially in excess of regulatory minimums and buffer requirements. The total risk based capital ratio was 15.86% at December 31, 2024, as compared to 14.79% at December 31, 2023. The common equity tier one capital ("CET1") risk based capital ratio was 14.63% at December 31, 2024, as compared to 13.90% at December 31, 2023. The tier 1 risk based capital ratio was 14.63% at December 31, 2024, as compared to 13.90% at December 31, 2023. The tier 1 leverage ratio was 10.74% at December 31, 2024, as compared to 10.73% at December 31, 2023.
The ratio of common equity to total assets was 11.02% at December 31, 2024 as compared to 10.92% at December 31, 2023, as common equity levels declined 4% over the year ended December 31, 2024. Book value per share was $40.60 at December 31, 2024, a 4.7% decrease over $42.58 at December 31, 2023. These declines were primarily due to the goodwill impairment charge of $104.2 million.
In addition, the tangible common equity ratio was 11.02% at December 31, 2024, compared to 10.12% at December 31, 2023. Tangible book value per share was $40.59 at December 31, 2024, a 3.9% increase from $39.08 at December 31, 2023. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
Investment Securities and Short-Term Investments
The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company’s investment securities categorized as “available-for-sale” or AFS and as "held-to-maturity" or HTM. The Company classifies its investment securities as either AFS or HTM. The AFS classification requires that investment securities be recorded at fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders’ equity (accumulated other comprehensive income (loss)), net of deferred income taxes, while securities classified as HTM are recorded and presented at their amortized cost. At December 31, 2024, the Company had a net unrealized loss in AFS securities of $141.5 million with a deferred tax asset of $34.8 million, as compared to a net unrealized loss in AFS securities of $161.9 million with a deferred tax asset of $39.8 million at December 31, 2023.
The AFS portfolio comprises U.S. treasury bonds (2.0% of AFS securities), U.S. agency securities (44.1% of AFS securities) with an average duration of 2.5 years, seasoned MBS that are 100% agency issued (49.3% of AFS securities for residential mortgage-backed and 3.9% for commercial mortgage-backed), which have an average duration of 4 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (0.6% of AFS securities), which have an average duration of 6 years, and corporate bonds (0.1% of AFS securities), which have an average duration of 5.6 years.
The HTM portfolio comprises seasoned MBS that are 100% agency issued (64.5% of HTM securities for residential mortgage-backed and 9.4% for commercial mortgage-backed), which have an average duration of 5.4 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (12.1% of HTM securities), which have an average duration of 6.7 years, and corporate bonds (14.0% of HTM securities), which have an average duration of 4.3 years.
At December 31, 2024, the AFS investment portfolio was $1.3 billion as compared to $1.5 billion at December 31, 2023, a decrease of 16%. At December 31, 2024, the HTM investment portfolio was $0.9 billion as compared to $1.0 billion at December 31, 2023, a decrease of 8%. The investment portfolio is managed to achieve goals related to liquidity, income, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships.
During the first quarter of 2022, we evaluated our securities portfolio and determined that certain securities will be maintained for the life of the instrument and made a decision to transfer $1.1 billion of securities designated as AFS to HTM, including $237.0 million of securities acquired in the first quarter of 2022 for which the intention to hold to maturity was finalized. The transferred securities had unrealized losses of $66.2 million, and, as of December 31, 2024, $44.8 million remains in accumulated other comprehensive loss and will be amortized ratably over the remaining lives of the securities through accumulated other comprehensive loss. The securities transferred were generally municipal bonds, corporate bonds, bonds that qualify for Community Reinvestment Act credit and MBS with longer final maturity dates.

The following table provides information regarding the composition of the investment securities portfolio at the dates indicated. AFS securities are reported at estimated fair value and HTM securities are reported at amortized cost. At December 31, 2024, the investment portfolio balances for both AFS securities at fair value and HTM securities at amortized cost basis decreased as compared to December 31, 2023, and the composition of portfolio changed, as follows:

	December 31,
	2024		2023
(dollars in thousands)	Fair Value	Percent of Total	Fair Value	Percent of Total
Investment securities available-for-sale:
U.S. treasury bonds	$24,776	2%	$47,901	3%
U.S. agency securities	558,535	44%	671,397	45%
Residential mortgage-backed securities	625,316	49%	727,353	48%
Commercial mortgage-backed securities	48,945	4%	49,564	3%
Municipal bonds	8,014	1%	8,490	1%
Corporate bonds	1,818	—%	1,683	—%
Total	$1,267,404	100%	$1,506,388	100%

	December 31,
	2024		2023
(dollars in thousands)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Investment securities held-to-maturity:
Residential mortgage-backed securities	$605,904	65%	$670,043	66%
Commercial mortgage-backed securities	88,575	9%	90,227	9%
Municipal bonds	114,060	12%	125,114	12%
Corporate bonds	131,414	14%	132,309	13%
Total	939,953	100%	1,017,693	100%
Allowance for credit losses	(1,306)		(1,956)
Total held-to-maturity securities, net of ACL	$938,647		$1,015,737
At December 31, 2024, there were no issuers, other than the U.S. Government, U.S. agencies and U.S. Government-sponsored enterprises, whose securities owned by the Company had a book or fair value exceeding 10% of the Company’s shareholders’ equity.
The following tables provide information, on an amortized cost basis, for AFS and HTM portfolios regarding the expected maturity and weighted-average yield of the investment portfolio at December 31, 2024. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available-for-sale:
U.S. treasury bonds	$24,988	0.69%	$—	—%	$—	—%	$—		$24,988	0.69%
U.S. agency securities	163,511	1.18%	359,242	1.57%	66,580	1.92%	10,944	1.25%	600,277	1.50%
Residential mortgage-backed securities	—	—%	4,917	1.83%	143,010	1.46%	571,888	1.92%	719,815	1.83%
Commercial mortgage-backed securities	5,002	3.33%	23,220	2.04%	15,053	2.26%	9,973	3.58%	53,248	2.51%
Municipal bonds	—	—%	—	—%	—	—%	8,607	2.67%	8,607	2.67%
Corporate bonds	—	—%	—	—%	2,000	5.50%	—	—	2,000	5.50%
Total	$193,501	1.17%	$387,379	1.60%	$226,643	1.68%	$601,412	1.95%	$1,408,935	1.70%

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Residential mortgage-backed securities	$—	—%	$691	2.70%	$16,867	2.28%	$588,346	2.63%	$605,904	2.62%
Commercial mortgage-backed securities	—	—%	11,602	2.76%	25,337	2.57%	51,636	2.64%	88,575	2.64%
Municipal bonds	6,946	2.86%	12,605	2.97%	26,018	3.00%	68,491	3.46%	114,060	3.26%
Corporate bonds	—	—%	51,456	4.47%	79,958	3.84%	—	—%	131,414	4.09%
Total	$6,946	2.86%	$76,354	3.95%	$148,180	3.30%	$708,473	2.71%	939,953	2.90%
Allowance for credit losses									(1,306)
Total held-to-maturity securities, net of ACL									$938,647
Federal funds sold were $2.6 million at December 31, 2024, as compared to $3.7 million at December 31, 2023. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.
Interest bearing deposits with banks and other short-term investments primarily consist of liquid assets held at the Federal Reserve to meet general liquidity needs of the Company, such as future loan demand and future increases in investment securities, among others. Interest bearing deposits with banks and other short-term investments were $619.0 million at December 31, 2024, as compared to $709.9 million at December 31, 2023, a decrease of $90.9 million or 13%, primarily due to decrease in deposits at the Federal Reserve. Refer to the "Deposits and Other Borrowings" section below for further discussion.
The Bank did not hold any time deposits at December 31, 2024 or December 31, 2023.
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
Total loan balances remained relatively flat over the past year as loans outstanding were $7.9 billion at December 31, 2024, as compared to $8.0 billion at December 31, 2023, a decrease of $33.8 million or 0.4%. The loan portfolio mix continues to evolve as the Bank has experienced a reduction in commercial loans, offset by an increase in fundings of ongoing construction projects for commercial and residential properties. Market rates year to date in 2024 for our new loan originations on average have been fairly consistent with the market rates at the end of 2023, since short-term interest rates remained unchanged for most of 2024. In September 2024 and the fourth quarter of 2024, the Federal Reserve adjusted short-term interest rates downwards three times for a total decrease of 100 basis points. We continue to see opportunities for growth in the commercial lending market in our focused sectors; our processes for evaluating these opportunities are designed to ensure they are subject to reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Following origination, we continue to monitor our borrowers' business plans and assess primary and alternative sources for loan repayment and, if necessary, obtain collateral to mitigate credit loss in the event of default.
The Bank has a large portion of its loan portfolio related to real estate, with 83% consisting of commercial real estate and real estate construction loans as of December 31, 2024. Non-owner occupied commercial real estate represented 66% of the loan portfolio while the remaining 17% is represented by the "owner occupied-commercial real estate" and "construction–C&I (owner occupied)" loans.

The following table shows the trends in the composition of the loan portfolio over the past two years. The table reflects loan balances, net of amortized deferred fees and costs, at December 31, 2024 and 2023 by major category.

	December 31,
	2024		2023
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,183,341	15%	$1,473,766	18%
PPP loans	287	—%	528	—%
Income producing - commercial real estate	4,064,846	51%	4,094,614	51%
Owner occupied - commercial real estate	1,269,669	16%	1,172,239	15%
Real estate mortgage - residential	50,535	1%	73,396	1%
Construction - commercial and residential	1,210,763	15%	969,766	12%
Construction - C&I (owner occupied)	103,259	1%	132,021	2%
Home equity	51,130	1%	51,964	1%
Other consumer	1,058	—%	401	—%
Total loans	7,934,888	100%	7,968,695	100%
Less: allowance for credit losses	(114,390)		(85,940)
Loans, net(1)	$7,820,498		$7,882,755
(1)Excludes accrued interest receivable of $42.9 million and $45.3 million at December 31, 2024 and 2023, respectively, which is recorded in other assets.
As noted above, a significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area and is secured by real estate or other collateral in that market. While our basic market is the Washington, D.C. metropolitan area, the Bank has made loans outside that market where the borrower or its key decision makers have a meaningful relationship with the Bank and generally operate in or are based in our market. Although all of these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the real estate market could continue to have an adverse impact on this portfolio of loans and the Company’s earnings and financial position. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices and ongoing portfolio monitoring and market analysis.
The Company's concentration in the Washington, D.C. metro area, includes "Washington's Maryland Suburbs," which comprise Frederick, Prince George's and Montgomery counties and "Northern Virginia," which comprises Alexandria, Arlington, Falls Church, Fairfax, Loudoun and Prince William counties. At December 31, 2024, 31.3%, 27.4%, 23.9%, 5.8%, and 11.6% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. At December 31, 2023, 31.5%, 26.4%, 25.1%, 5.5% and 11.5% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. While we remain cautious with regard to CRE market conditions, principally office, the strength of the Washington D.C. metro area in certain sectors, particularly multi-family commercial real estate and the housing market, continue to drive premiums for well-located properties.
As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $6.5 billion and $6.1 billion, or 81.5% and 77.0% of total loans, of amortized cost outstanding at December 31, 2024 and December 31, 2023, respectively. Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. Income producing CRE loans collateralized by office properties comprised approximately $862.2 million and $949.0 million, or 10.9% and 11.9% of total loans, at December 31, 2024 and December 31, 2023, respectively.
Office loans within Washington D.C., Washington's Maryland Suburbs and Northern Virginia were $795.0 million and $879.0 million, or 10.0% and 11.0% of total loans, at December 31, 2024 and December 31, 2023, respectively. As a percentage of total principal balance of income producing - CRE office loans, 39.0%, 35.7%, 15.0%, and 10.3% were located in Washington's Maryland Suburbs, Northern Virginia, the central business district of Washington D.C., and Washington, D.C. (outside the central business district), respectively, at December 31, 2024.

The following table summarizes the Company's income producing - commercial real estate loans, at principal, by collateral location and type, at December 31, 2024:

December 31, 2024		Maryland		Virginia
(dollars in thousands)	Washington D.C.	Washington Suburbs	Other	Northern Virginia	Other	Other	Total	Percent of Total
Collateral Type:
Hotel & motel	$136,553	$80,445	$82,634	$60,223	$—	$21,545	$381,400	10%
Industrial	874	72,209	40,370	17,731	11,258	—	142,442	4%
Mixed use	323,391	44,175	371	54,497	25,687	4,970	453,091	11%
Multifamily	372,756	192,117	313	120,330	84,975	48,173	818,664	20%
Office	220,632	327,187	4,254	248,855	63,023	—	863,951	21%
Retail	78,818	99,962	60,770	74,167	65,162	1,509	380,388	9%
Single / 1-4 Family & Res. Condo	68,968	2,573	2,111	10,239	6,460	4,043	94,394	2%
Other	179,784	181,378	30,435	441,885	8,572	97,168	939,222	23%
Total	$1,381,776	$1,000,046	$221,258	$1,027,927	$265,137	$177,408	$4,073,552	100%
Percent of total	34%	25%	5%	25%	7%	4%	100%
Percent of Principal by Loan Size:
Less than $1 million	2%	2%	3%	1%	2%	1%
$1 million to $5 million	9%	10%	20%	7%	11%	11%
$5 million to $10 million	7%	7%	25%	5%	12%	31%
$10 million to $25 million	19%	13%	32%	34%	41%	8%
$25 million to $50 million	47%	28%	20%	41%	34%	21%
Greater than $50 million	16%	40%	—%	12%	—%	28%
Total	100%	100%	100%	100%	100%	100%

At December 31, 2024 and 2023, $287.0 million and $240.7 million, respectively, of principal of CRE loans collateralized by office properties were criticized or classified.
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
The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of December 31, 2024, non-owner occupied commercial real estate loans (including construction, land and land development loans) represented 372.6% of consolidated risk based capital. Although growth in that segment over the past 36 months at 26.8% did not exceed the 50% threshold laid out in the regulatory guidance, we expect the heightened supervisory expectations to continue to apply to us given the federal banking regulators' general focus on commercial real estate exposures at banks. Construction, land and land development loans represented 122.6% of consolidated risk based capital. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain risk management procedures and underwriting criteria with respect to its commercial real estate portfolio designed to address the risks inherent in that asset class. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to raise additional capital, increasing our funding costs or diluting our shareholders, or take other action to retain capital, adversely affecting shareholder returns. The Company seeks to manage the risks relating to commercial real estate and its capital adequacy through the development and implementation of its Capital Policy and Capital Plan, the preparation of pro-forma projections including stress testing and the development of internal minimum targets for regulatory capital ratios that are subject to approval by the Board of Directors (the "Board") and in excess of well capitalized ratio requirements.

The Company monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.
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

Loan Maturity
The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2024. Loans are shown in the period based on final contractual maturity. Demand loans, having no contractual maturity, and overdrafts are reported as due in one year or less.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Fifteen Years	Over Fifteen Years
Commercial	$1,183,341	$427,540	$636,875	$115,432	$3,494
PPP loans	287	—	287	—	—
Income producing - commercial real estate (1)	4,064,846	1,754,660	2,076,013	234,173	—
Owner occupied - commercial real estate	1,269,669	244,067	463,328	322,976	239,298
Real estate mortgage - residential	50,535	12,566	28,716	376	8,877
Construction - commercial and residential	1,210,763	633,672	543,766	3,584	29,741
Construction - C&I (owner occupied)	103,259	27,561	2,714	9,796	63,188
Home equity	51,130	2,570	740	1,281	46,539
Other consumer	1,058	719	15	—	324
Total	$7,934,888	$3,103,355	$3,752,454	$687,618	$391,461

Loans with:
Predetermined fixed interest rate
Commercial	$320,770	$92,282	$152,054	$76,434	$—
PPP loans	287	—	287	—	—
Income producing - commercial real estate	1,930,656	702,661	1,077,264	150,731	—
Owner occupied - commercial real estate	663,483	194,330	251,802	159,625	57,726
Real estate mortgage - residential	46,761	11,571	27,572	43	7,575
Construction - commercial and residential	53,573	19,655	33,918	—	—
Construction - C&I (owner occupied)	10,283	3,415	1,748	5,120	—
Home equity	404	207	—	197	—
Other consumer	74	44	15	—	15
Total	$3,026,291	$1,024,165	$1,544,660	$392,150	$65,316

Floating or adjustable interest rate
Commercial	$862,571	$335,257	$484,821	$38,999	$3,494
Income producing - commercial real estate	2,134,190	1,052,000	998,748	83,442	—
Owner occupied - commercial real estate	606,186	49,738	211,526	163,350	181,572
Real estate mortgage - residential	3,774	994	1,144	334	1,302
Construction - commercial and residential	1,157,190	614,018	509,848	3,583	29,741
Construction - C&I (owner occupied)	92,976	24,146	966	4,676	63,188
Home equity	50,726	2,362	741	1,084	46,539
Other consumer	984	675	—	—	309
Total	$4,908,597	$2,079,190	$2,207,794	$295,468	$326,145

(1)Income producing CRE office loans with total principal of $864.0 million and multifamily loans with total principal of $818.7 million at December 31, 2024 are included within income producing - commercial real estate. The charts below represent their maturities schedules.
Allowance for Credit Losses
The ACL is an estimate based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank. A full discussion of the accounting for ACL is contained in Note 1 to the Consolidated Financial Statements and activity in the ACL is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption “Critical Accounting Policies and Estimates” within Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate ACL, as well as the discussion under the caption “Provision for Credit Losses” for a discussion of the Company's calculation of the provision for credit losses during the years ended December 31, 2024 and 2023.
The ACL for loans at December 31, 2024 was $114.4 million, which reflected a $28.5 million increase from $85.9 million at December 31, 2023, reflecting a provision for credit losses of $67.0 million and $38.6 million in net charge-offs during the year ended December 31, 2024. Net charge-offs of $38.6 million during 2024 represented 0.48% of average loans held for investment, an increase from net charge-offs of $18.9 million during 2023, which represented 0.24% of average loans held for investment. Net charge-offs during the year ended December 31, 2024, included $29.0 million of charge offs on two CRE office lending relationships. The ACL represented 1.44% of total loans at December 31, 2024 as compared to 1.08% at December 31, 2023. At December 31, 2024, the allowance represented 55% of nonperforming loans as compared to 131% at December 31, 2023.
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
As the loan portfolio and ACL review processes continue to evolve there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Management did conduct sensitivity analysis on the CECL model by using Moody's upside and downside scenarios across the forecast period.
At December 31, 2024 and 2023, the Company had $208.7 million and $65.5 million, respectively, of loans classified as nonperforming. Please refer to Note 1 to the Consolidated Financial Statements under the caption “Loans” for a discussion of the Company’s policy regarding individual evaluation of loans to record a provision for expected credit losses. Please refer to the “Nonperforming Assets” section for a discussion of problem and potential problem assets.
As of December 31, 2024 and 2023, loans rated special mention had an amortized cost of $244.8 million and $207.1 million, respectively, and loans rated substandard had an amortized cost of $426.4 million and $335.8 million, respectively. The increases in special mention and substandard loans were primarily attributable to additions in CRE loans in the Washington, D.C. metropolitan area, particularly in income producing - commercial real estate and commercial loans. The increases in substandard loans were primarily attributable to certain CRE loans in the Washington, D.C. metropolitan area. At December 31, 2024, 100% and 46% of special mention and substandard loans, respectively, were current. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.
At December 31, 2024 and 2023, the Company's performing office coverage ratio, which calculates the ACL attributable to loans collateralized by performing office properties as a percentage of total loans, was 3.81% and 1.91%, respectively.
Portfolio management and the risk rating process are core parts of the Company’s credit risk management, including for commercial real estate loans. The Bank conducts analysis of credit requests and the management of problem credits. The Bank has developed and implemented analytical procedures for evaluating credit requests, has refined the Company’s risk rating system and has adopted enhanced monitoring of the loan portfolio and the adequacy of the ACL, in particular on its commercial real estate and construction loans (including those collateralized by office properties). These analyses include stress testing. The loan portfolio analysis process is ongoing and proactive to support the Company's objective of maintaining a portfolio of quality credits and quickly identifying weaknesses before they become more severe.
The following table sets forth activity in the allowance for credit losses:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Balance at beginning of year	$85,940	$74,444	$74,965
Charge-offs:
Commercial	(4,906)	(2,020)	(1,561)
Income producing - commercial real estate	(30,284)	(11,817)	—
Owner occupied - commercial real estate	(3,800)	—	(1,355)
Construction - commercial and residential	(129)	(5,636)	—
Other consumer	(88)	(50)	(79)
Total charge-offs	(39,207)	(19,523)	(2,995)

Recoveries:
Commercial	373	576	713
Income producing - commercial real estate	185	—	—
Owner occupied - commercial real estate	94	55	25
Construction - commercial and residential	—	36	1,627
Other consumer	—	6	6
Total recoveries	652	673	2,371
Net charge-offs	(38,555)	(18,850)	(624)
Provision for credit losses - loans	67,005	30,346	103
Balance at end of year	$114,390	$85,940	$74,444

Ratio of allowance for credit losses to total loans outstanding at year end	1.44%	1.08%	0.97%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.48%	0.24%	0.01%

The following table reflects the allocation of the ACL at December 31, 2024 and 2023 by loan category and the percentage of allowance in each category. The allocation of the allowance at December 31, 2024 includes allowance for credit losses of $17.1 million against individually assessed loans of $208.7 million, as compared to allowance for credit losses of $0.6 million against individually assessed loans of $66.1 million at December 31, 2023. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance to absorb losses in any category.

	December 31,
	2024			2023
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$19,390	17%	15%	$17,824	21%	18%
Income producing - commercial real estate	55,185	48%	51%	40,050	47%	51%
Owner occupied - commercial real estate	22,654	19%	16%	14,333	16%	15%
Real estate mortgage - residential	610	1%	1%	861	1%	1%
Construction - commercial and residential	14,585	13%	15%	10,198	12%	12%
Construction - C&I (owner occupied)	1,282	1%	1%	1,992	2%	2%
Home equity	653	1%	1%	657	1%	1%
Other consumer	31	—%	—%	25	—%	—%
Total	$114,390	100%	100%	$85,940	100%	100%
Nonperforming Assets
The Company’s level of nonperforming assets, which is comprised of the amortized cost of loans delinquent 90 days or more, and nonaccrual loans, which includes the nonperforming portion of loan modifications, and the carrying value of other real estate owned ("OREO") totaled $211.4 million at December 31, 2024, representing 1.90% of total assets, as compared to $66.6 million at December 31, 2023, representing 0.57% of total assets. The increase is primarily due to the increase in nonperforming loans discussed below.
The Company had no accruing loans that were 90 days or more past due at December 31, 2024 or December 31, 2023. Management prioritizes remaining attentive to early signs of deterioration in borrowers’ financial conditions and to taking action designed to mitigate risk. The Company places loans on nonaccrual status if it deems collection to be doubtful. The Company believes, based on its loan portfolio risk analysis that its ACL at 1.44% of total loans at December 31, 2024, is adequate to absorb expected credit losses within the loan portfolio at that date.
Total nonperforming loans had an amortized cost of $208.7 million at December 31, 2024, representing 2.63% of total loans, compared to $65.5 million at December 31, 2023, representing 0.82% of total loans. The increase was primarily from the addition of four income-producing commercial real estate loans and one owner-occupied commercial real estate loan.
The CECL standard allows for institutions to evaluate individual loans in the event that the asset does not share similar risk characteristics with its original segmentation. This can occur due to credit deterioration, increased collateral dependency or other factors leading to impairment. In particular, the Company individually evaluates loans on nonaccrual, though it may individually evaluate other loans or groups of loans as well if it determines they no longer share similar risk with their assigned segment. Reserves on individually assessed loans are determined by one of two methods: the fair value of collateral or the discounted cash flow. Fair value of collateral is used for loans determined to be collateral dependent, and the fair value represents the net realizable value of the collateral, adjusted for sales costs, commissions, senior liens, etc. Discounted cash flow is used on loans that are not collateral dependent where structural concessions have been made and continuing payments are expected. The continuing payments are discounted over the expected life at the loan’s original contract rate and include adjustments for risk of default.
Nonperforming assets include loans that the Company considers to be individually assessed. Individually assessed loans are defined as those as to which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. Loans that do not share risk characteristics consistent with similar loans are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset. Generally, all appraisals associated with individually assessed loans are updated on a not less than annual basis.
The Company evaluates all loan modifications according to the accounting guidance to determine if the modification results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulties that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Modifications with terms not as favorable to the Company as the terms for comparable loans to other customers with similar collection risk who are not refinancing or restructuring a loan with the Company and which have a direct impact on cash flows are considered modified loans to borrowers experiencing financial difficulty. A loan that is considered a modified loan may be evaluated for disclosure if the commitment is $500 thousand or greater. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status, foreclosure or repossession of the collateral to minimize economic loss to the Company.
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
During the year ended December 31, 2024, the Bank modified 41 loans with a total amortized cost of $401.8 million at December 31, 2024 (5.1% of the loan portfolio). These loans received extended loan terms of between approximately one to 36 months.
As of December 31, 2024, the payment status of six loans that were modified in the preceding twelve months, which totaled $137.1 million of amortized cost basis, including two loans with an amortized cost basis of $5.4 million were 30 to 89 days past due, and the other four loans with a total amortized cost basis of $131.7 million were on nonaccrual status. As of December 31, 2024, additional loans that were modified in the preceding twelve months which were performing under their modified terms totaled $264.7 million of amortized cost basis.
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
Included in nonperforming assets at December 31, 2024 is OREO of $2.7 million, consisting of five foreclosed properties, compared to OREO of $1.1 million, consisting of three foreclosed properties at December 31, 2023. OREO properties are carried at the lower of cost or at fair value less estimated costs to sell.
It is the Company's policy to generally obtain third party appraisals prior to foreclosure and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, a scenario in which the Company is considering legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were two OREO sales in 2024 and two in 2023, generating proceeds of $656 thousand and $987 thousand, respectively.

The following table shows the amounts of nonperforming assets, including loans at amortized cost and OREO at the lower of cost or fair value less estimated costs to sell, at the dates indicated:

(dollars in thousands)	December 31, 2024	December 31, 2023
Nonaccrual Loans:
Commercial	$2,048	$2,049
Income producing - commercial real estate	168,454	40,926
Owner occupied - commercial real estate	37,744	19,836
Real estate mortgage - residential	157	1,946
Construction - commercial and residential	—	525
Home equity	303	242
Total nonperforming loans (1)	208,706	65,524
Other real estate owned	2,743	1,108
Total nonperforming assets	$211,449	$66,632

Coverage ratio, allowance for credit losses to total nonperforming loans	55%	131%
Ratio of nonperforming loans to total loans	2.63%	0.82%
Ratio of nonperforming assets to total assets	1.90%	0.57%
(1)Gross interest income of $8.8 million, and $4.2 million would have been recorded for 2024, and 2023, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans was $4.1 million, and $1.5 million at December 31, 2024 and 2023, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
At December 31, 2024, there were $426.4 million of Substandard loans. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.
Other Earning Assets
Bank owned life insurance at December 31, 2024 amounted to $115.8 million, as compared to $112.9 million at December 31, 2023. Refer to Note 18 to Consolidated Financial Statements for further detail.
Intangible Assets
The Company recognized a servicing asset for the computed value of servicing fees on the sales of multifamily FHA loans prior to selling those in 2024. The Company currently recognizes a servicing asset for the guaranteed portion of Small Business Administration ("SBA") loans and other loans sold with retained servicing which is in excess of the normal servicing fees. Assumptions related to loan term and amortization are made to arrive at the initial recorded value, which is included in intangible assets, net, on the Consolidated Balance Sheets. At December 31, 2024 and 2023, the balance of excess servicing fees was $16 thousand and $37 thousand, respectively, and were amortized as a reduction of actual service fees collected, which is a component of other income.
In 2008, the Company recorded an unidentified intangible asset (goodwill) incident to the acquisition of Fidelity of $2.2 million. In 2014, the Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Virginia Heritage of approximately $102 million.
During the second quarter ended June 30, 2024, Management determined that a triggering event had occurred as a result of the share price trading under book value for more than four quarters due to changes in macroeconomic conditions and market volatility in the financial markets and the banking industry due to the impact from rising interest rates. As a result of the triggering event, the Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company in the second quarter of 2024. The resulting calculations indicated that the fair value did not exceed the carrying amount of the Company's sole reporting unit as of May 31, 2024 which resulted in a determination that goodwill had become fully impaired. The goodwill impairment charge of $104.2 million reduced fully the carrying value of the Company's goodwill as of May 31, 2024. The impaired goodwill is primarily related to the acquisition of the Virginia Heritage Bank in October 2014. The impairment charge did not impact our cash flows, liquidity ratios, core operating performance, or regulatory capital ratios.
The method employed to determine the fair value of the reporting unit was a combination of a risk-weighted income and market valuation methodologies, comprised of the discounted cash flow method, the guideline public company method and the guideline transaction method. Significant judgment is necessary in the determination of the fair value of a reporting unit. Refer to "Critical Accounting Policies" for additional details.
Refer to Note 7 to the Consolidated Financial Statements for information on the initial and current carrying values as well as additions and amortization.
Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, Negotiable Order of Withdrawal ("NOW") accounts, savings accounts, and certificates of deposits. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank regularly utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms. Additionally, the Bank participated in the BTFP established by Federal Reserve Bank in March 2023. The Federal Reserve announced in January 2024 that the BTFP will stop originating new loans on March 11, 2024, as scheduled. In January 2024, the Company borrowed an additional $500.0 million through the BTFP and refinanced $500.0 million under the program, each at an interest rate of 4.76% and a maturity date in January 2025. These loans were repaid in the fourth quarter of 2024.
For the year ended December 31, 2024, deposits were $9.1 billion as compared to $8.8 billion at December 31, 2023, an increase of 4%. The increase was primarily attributable to a $558.2 million increase in interest bearing time deposits and a $285.2 million increase in savings and money market accounts, offset by a $734.7 million reduction in noninterest bearing deposits. These deposit changes were the result of growth in time deposits from the company's digital acquisition channel, partially offset by a decline in deposits from a third party payment processor related to the fluctuations in deposit levels resulting from its business, as well as declines in some public and brokered fundings.
Noninterest bearing deposits decreased $734.7 million or 32% to $1.5 billion at December 31, 2024 as compared to $2.3 billion at December 31, 2023, while interest bearing deposits increased by $499.5 million, or 12%. Within interest bearing deposits, money market and savings accounts collectively amounted to $3.6 billion at December 31, 2024, or 39% of total deposits, as compared to $3.3 billion, or 38% of total deposits, at December 31, 2023, an increase of $285.2 million, or 9%.
No single depositor represented more than 10% of total deposits as of December 31, 2024. The ten largest depositors not associated with brokered pass-through relationships represented approximately 23% of total deposits in the aggregate as of December 31, 2024. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end compared to average deposit balances.
Average total deposits for the year ended December 31, 2024 were $9.5 billion, as compared to $8.9 billion for the same period in 2023, a 7% increase.
Time deposits were $2.8 billion at December 31, 2024, which was 30% of deposits. This was an increase from $2.2 billion at December 31, 2023, which was 25% of deposits. The increase in time deposits was driven by growth in the Company's digital acquisition channel.
The following table summarizes time deposits in excess of $250 thousand by maturity:

(dollars in thousands)	December 31, 2024	December 31, 2023
Three months or less	$189,817	$119,880
More than three months through six months	387,849	318,353
More than three months through twelve months	710,021	368,103
Over twelve months	421,530	726,758
Total	$1,709,217	$1,533,094
Maturities of time deposits with balances of $250 thousand or more represented 19% and 17% of total deposits as of December 31, 2024 and 2023, respectively. See Note 10 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table in the “Net Interest Income and Net Interest Margin” section for the average rates paid on interest-bearing deposits. Time deposits of $250 thousand or more can be more volatile and more expensive than time deposits of less than $250 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.
From time to time, when appropriate in order to fund strong loan demand or account for increased deposit outflow, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm and other national brokerage networks, including IntraFi Network, LLC ("IntraFi"). Additionally, the Bank participates in the CDARS and the ICS products, which provide for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. ICS also allows for the sale of deposits into the IntraFI Network (“One-Way Sale”) which provides FDIC insurance for the depositor without reciprocal deposits returned to the Bank. Deposits sold through the IntraFi One-Way Sale process are not included in the Bank’s deposit totals.The sale of ICS deposits allows the Bank to moderate the fluctuation of deposit balances. As of December 31, 2024, the Bank sold $115.3 million through the IntraFi One-Way Sale network. The total of reciprocal deposits at December 31, 2024 was $1.4 billion (16% of total deposits) as compared to $1.7 billion (19% of total deposits) at December 31, 2023. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to obtain one way CDARS deposits and participates in IntraFi’s Insured Network Deposit Program, (“IND”). The Bank had $894.7 million and $786.5 million of IND brokered deposits as of December 31, 2024 and 2023, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks change due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty with obtaining them in the future. In that event we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.
We have used brokered deposits and intend to continue to use brokered deposits as one of our funding sources to support future growth. At December 31, 2024, total brokered deposits were $4.0 billion, or 43.61% of total deposits, of which $1.4 billion were attributable to CDARS and ICS two-way accounts. At December 31, 2023, total brokered deposits (which did not include the CDARS and ICS two-way) were $2.5 billion, or 28.8% of total deposits. These brokered deposits were comprised of savings, money market and other interest-bearing transaction accounts of $2.7 billion and $1.1 billion, and time deposits of $1.3 billion and $1.5 billion at December 31, 2024 and 2023, respectively. The increase in the proportion of total deposits classified as brokered deposits reflected that CDARS and ICS two-way were included in brokered deposits at December 31, 2024. The Company uses the Call Report definitions for regulatory reporting by the Bank to classify its deposits as brokered deposits.
At December 31, 2024 and 2023, total deposits included estimated totals of $2.2 billion and $2.8 billion of uninsured deposits, which represented 24% and 31% of total deposits, respectively. The decrease in the percentage of the Bank's deposits that are uninsured was in part due to customers' increased use of the products facilitated by IntraFi that enable customers to maximize FDIC deposit insurance coverage for their deposits.
At December 31, 2024, the Company had $1.5 billion in noninterest bearing demand deposits, representing 17% of total deposits compared to $2.3 billion of noninterest bearing demand deposits at December 31, 2023, or 26% of total deposits. The decrease in noninterest bearing demand deposits was offset by the increase in time deposits during the year ended December 31, 2024, due to continued elevated interest rates in 2024. Average noninterest bearing deposits over total deposits for years ended December 31, 2024 and 2023 were 21% and 28%, respectively. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.
As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $33.2 million at December 31, 2024 compared to $30.6 million at December 31, 2023. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed MBS. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are examples of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.
At December 31, 2024, the Company had $2.8 billion in time deposits, an increase of $0.6 billion from year end December 31, 2023. The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered certificates of deposits ("CDs") to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning. Throughout the year, the Bank raised rates in most of its time deposit accounts in response to the continued elevated interest rate environment.
The following tables summarize the Company's borrowings at December 31, 2024 and 2023 and activities on borrowings for the years ended December 31, 2024 and 2023:

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Interest Rates (1)
December 31, 2024
Customer repurchase agreements	$33,157	$—	$33,157	2.67%

Short-term borrowings:
FHLB	490,000	—	490,000	4.81%

Long-term borrowings:
Senior notes	77,665	(1,557)	76,108	10.00%
Total	$600,822	$(1,557)	$599,265

December 31, 2023
Customer repurchase agreements	$30,587	$—	$30,587	3.42%

Short-term borrowings:
FRB BTFP secured borrowings	1,300,000	—	1,300,000	4.53%
Subordinated notes	70,000	(82)	69,918	5.75%
Total	$1,400,587	$(82)	$1,400,505

	Years Ended December 31,
	2024		2023
(dollars in thousands)	Average Daily Balance (2)	Maximum Month-End Balance (2)	Average Daily Balance (2)	Maximum Month-End Balance (2)
Customer repurchase agreements and federal funds purchased	$37,872	$44,454	$36,663	$54,851

Short-term borrowings:
FHLB secured borrowings	$373,544	$601,100	$549,522	$1,770,156
FRB: BTFP secured borrowings	$1,103,005	$1,800,000	$971,507	$1,300,000
Subordinated notes, 5.75%	$47,049	$70,000	$70,000	$70,000

Long-term borrowings:
Senior notes	$19,735	$77,665	$—	$—
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
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) at December 31, 2024 and 2023.
At December 31, 2024 and 2023, the Company had outstanding balances of $490.0 million and $0.0 million, respectively, of FHLB advances borrowed as part of the overall asset liability strategy. Outstanding FHLB advances are secured by collateral consisting of specifically pledged marketable investment securities, a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.
Additionally, at December 31, 2024, the Company had no advances outstanding under the BTFP, and $1.3 billion, outstanding at December 31, 2023. In March, 2023, the Federal Reserve announced that it would make available additional funding to eligible depository institutions through the creation of a new BTFP, which provided eligible depository institutions, including the Company's subsidiary bank, EagleBank, an additional source of liquidity. This program has ended as scheduled.

The subordinated notes outstanding at December 31, 2023 comprised the Company's August 5, 2014 issuance of $70.0 million of subordinated notes, which matured and were repaid in September 2024.
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes" or "Original Notes"). At December 31, 2024, the carrying value of these 2029 Senior Notes was $76.1 million which reflected $1.6 million in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.
In connection with the issuance of the 2029 Senior Notes, the Company also entered into a registration rights agreement dated September 30, 2024 with the purchasers of the 2029 Senior Notes (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company filed an exchange offer registration statement with the SEC to exchange the Senior Notes for substantially identical notes registered under the Securities Act (the "Exchange Notes"). The terms of the Exchange Notes are identical to the terms of the Original Notes, except that the transfer restrictions and registration rights applicable to the Original Notes do not apply to the Exchange Notes. The Company completed the exchange offer on January 16, 2025.
CONTRACTUAL OBLIGATIONS
The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table shows details on these fixed and determinable obligations as of December 31, 2024, in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity (1)	$6,355,415	$—	$—	$—	$6,355,415
Time deposits (1)	2,210,348	522,376	42,939	—	2,775,663
Borrowed funds (2)	523,157	—	76,108	—	599,265
Operating lease obligations	5,060	6,105	5,046	7,604	23,815
Outside data processing (3)	5,857	13,059	7,258	—	26,174
George Mason sponsorship (4)	688	1,400	1,400	3,975	7,463
LIHTC investments (5)	15,110	4,769	665	429	20,973
Total	$9,115,635	$547,709	$133,416	$12,008	$9,808,768
(1)Excludes accrued interest payable at December 31, 2024.
(2)Borrowed funds include customer repurchase agreements and other short-term and long-term borrowings.
(3)The Bank has outstanding obligations under its current core data processing contract that expires in June 2029.
(4)The Bank has the option of terminating the George Mason University ("George Mason") agreement at the end of contract year 15 (that is, effective June 30, 2030). Should the Bank elect to exercise its right to terminate the George Mason contract, its contractual obligation would decrease by $3.6 million for the option period (years 16-20).
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
Unfunded loan commitments are agreements whereby the Bank has made a commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract, and the borrower has accepted the commitment in writing. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. Collateral obtained varies and may include certificates of deposit, accounts receivable, inventory, property and equipment, residential and CRE. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.

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
Letters of credit include standby and commercial letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Letters of credit are conditional commitments issued by the Bank to guarantee the performance by the Bank's customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Standby letters of credit are generally not drawn. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Bank. The Bank has recourse against the customer for any amount it is required to pay to a third party under a letter of credit, and holds cash and or other collateral on those standby letters of credit for which collateral is deemed necessary. At December 31, 2024, approximately 71% of the dollar amount of standby letters of credit was collateralized.
Loan commitments outstanding and lines and letters of credit at December 31, 2024 and 2023 were as follows:

(dollars in thousands)	2024	2023
Unfunded loan commitments	$1,318,133	$1,981,334
Unfunded lines of credit	88,305	98,614
Letters of credit	69,051	87,146
Total	$1,475,489	$2,167,094
Unfunded loan commitments declined in 2024 by $663.2 million, as compared to 2023, as previously committed construction projects advanced toward completion, while new construction loan commitments during the year were limited as the Bank advanced its strategic goals.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 19 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2024 and 2023.
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
LIQUIDITY MANAGEMENT
Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. Approximately 57% of the Company's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. As of December 31, 2024, the unrealized losses recorded on the available-for-sale securities were acting as a deterrent to any sale of those securities to raise liquidity. However, these securities can be utilized as pledged assets that provide secondary liquidity through the form of additional available borrowings. Investment securities that are classified as held-to-maturity can also be used as collateral to pledge against additional borrowings. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial.

The following table summarizes the Company's secondary sources of liquidity in use and available at December 31, 2024:

(dollars in thousands)	Secondary Sources of Liquidity in Use	Secondary Sources of Remaining Liquidity Available
Unsecured brokered deposits (1)	$1,099,075	$1,308,598
FHLB secured borrowings	490,000	874,270
FRB:
Discount window secured borrowings	—	1,800,646
Federal funds lines	—	145,000
Customer repurchase agreements	33,151	—

Unpledged assets: (2)
Interest-bearing deposits with banks	N/A	21,406
Investment securities	N/A	1,280,156
Total	$1,622,226	$5,430,076
(1)The available liquidity from the unsecured brokered deposits represents unsecured funds under one-way CDARS and ICS brokered deposits that would require then current market rates and be dependent on the availability of funds in those networks.
(2)Comprise unencumbered assets that could be liquidated or used as collateral to obtain additional liquidity through debt financing.
The funding mix has continued to change throughout the year ended December 31, 2024. Deposits at year end were $9.1 billion and $8.8 billion at December 31, 2024 and 2023, respectively. The increase was primarily attributable to a $558.2 million increase in interest bearing time deposits, offset by a $734.7 million reduction in noninterest bearing deposits and a $285.2 million reduction in savings and money market accounts. The growth in interest bearing deposits was driven by the increase in time deposit through the digital acquisition channel during the year ended December 31, 2024, as discussed in "Deposits and Other Borrowings" above. Short-term borrowings were $0.5 billion and $1.4 billion at December 31, 2024 and December 31, 2023, respectively. The decrease in short-term borrowings was due to the early retirement of BTFP borrowings during the fourth quarter of the year ended December 31, 2024 partially offset by an increase in FHLB borrowings.
Additionally, the Bank can purchase up to $145.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2024 and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.1 billion, against which there was $73 million outstanding at December 31, 2024. At December 31, 2024, the Bank also has custodial agreements with various broker-dealers through IntraFi's IND program which provided $894.7 million of brokered deposits.
At December 31, 2024, the Bank was also eligible to draw advances from the FHLB up to $1.4 billion based on assets pledged as collateral to the FHLB, against which the Bank borrowed $490.0 million as of December 31, 2024. The Bank posted additional collateral to the FHLB during the year ended December 31, 2024 to increase its availability to meet its ongoing liquidity needs and expects to continue utilizing this source of funding in the future.
In March 2023, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of the BTFP. The BTFP provided eligible depository institutions, including the Bank, an additional source of liquidity. In January 2024, the Company borrowed an additional $500.0 million through the BTFP and refinanced $500.0 million under the program at an interest rate of 4.76% and a maturity in January 2025. The Federal Reserve discontinued the origination of new loans on March 11, 2024, as scheduled. During the year ended December 31, 2024, this alternative source of liquidity was being utilized for balance sheet optimization. The Company repaid $500.0 million in November 2024, and the remaining $500.0 million was repaid in December 2024.
The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which can be used to borrow up to $1.8 billion, is collateralized with specific loan assets identified to the Federal Reserve Bank. During the third quarter, additional collateral in the form of acceptable loans was pledged to the Discount Window increasing available contingent capacity. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only. There can be no assurance, however, that these alternative sources of liquidity will continue to be available or will be sufficient to meet our ongoing liquidity needs.
In total, the Bank's aggregate borrowing capacity at December 31, 2024 was $4.0 billion, which consists of $0.9 billion and $1.8 billion additional aggregate capacity to borrow from the FHLB and the Federal Reserve's Discount Window, respectively, on assets that have been pledged. The Bank's aggregate borrowing capacity also includes unencumbered securities totaling approximately $1.3 billion available for pledging to the FHLB or Federal Reserve for additional borrowing capacity.
The loss of deposits, including through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank makes competitive deposit interest rate comparisons weekly and makes adjustments from time to time to ensure its interest rate offerings are competitive.
There is, however, a risk that the cost of funds will increase significantly as the Bank competes for deposits or that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run, but the use of such sources may negatively impact our net interest margin and our earnings. The continuing elevated cost of funding negatively impacted our net interest margin. In September 2024 and the fourth quarter of 2024, the Federal Reserve decreased interest rates by a total of 100 basis points, which had minimal impact on net interest margin for most of the year ended December 31, 2024.
There can be no assurance that the mix of sources of funds available to us at any particular time in the future will be adequate to meet our future liquidity needs. However, the market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a high interest rate environment. Most of our noninterest bearing deposits are operating deposits or compensating balances that are held in connection with lending relationships. The potential outflow of such deposits is a risk unless we pay a more competitive rate of interest on them, which could significantly and negatively impact the Bank’s interest expense and net interest margin, as the transfer of some noninterest-bearing deposits to interest-bearing deposits did in 2024. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee ("ALCO") has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. During the year ended December 31, 2024, average short term liquidity was $3.2 billion comprising interest bearing deposits with other banks and other short-term investments and AFS securities, which is above the Bank's average needs. Secondary sources of liquidity at December 31, 2024 were $5.4 billion, which include the FHLB, other insured brokered deposit sweep programs, unpledged securities, Fed funds lines, and the FRB Discount Window. At December 31, 2024, the Company held total securities available to be pledged with an estimated fair value of $1.3 billion. At December 31, 2024, under the Bank’s liquidity formula, it had $6.8 billion of primary and secondary liquidity sources. Management believes the amount is adequate to meet current and projected funding needs.
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
The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. Although growth in that segment over the past 36 months at 26.8% did not exceed the 50% threshold laid out in the regulatory guidance, we expect the heightened supervisory expectations to continue to apply to us given the federal banking regulators’ general focus on commercial real estate exposures at banks.
At December 31, 2024, we did exceed the construction, land development, and other land acquisitions regulatory concentration threshold, and we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 122.60% of consolidated risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio.
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
At December 31, 2024, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt and the qualifying portion of the ACL. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET1 ratio is the Tier 1 capital ratio but excluding preferred stock.
The prompt corrective action regulations provide five categories, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is adequately capitalized, regulatory approval is required to, among other things, accept, renew or roll-over brokered deposits. If a bank is undercapitalized, capital distributions and growth and expansion are limited, and plans for capital restoration are required. If a bank is not well-capitalized, interest rate restrictions apply.
The FRB and the FDIC have adopted the Basel III Rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain a CET1 ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. See the “Regulation” section for additional information regarding regulatory capital requirements. At December 31, 2024, the Company and the Bank met all these requirements.
The Company announced a regular quarterly cash dividend on January 22, 2025 of $0.165 per share to shareholders of record on February 7, 2025 and it was paid on February 21, 2025. Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. See further detail In "Item 5 - Market for Registrant's Common Equity" section.
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
The Company’s capital ratios were all well in excess of requirements established by the Federal Reserve Board and the Bank’s capital ratios were in excess of those required to be classified as a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The actual capital amounts and ratios for the Company and Bank as of December 31, 2024 and 2023 are presented in the table below:

	Company		Bank		Minimum Required For Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Regulations (2)
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of December 31, 2024
CET1 capital (to risk weighted assets)	$1,369,643	14.63%	$1,373,857	14.76%	7.00%	6.50%
Total capital (to risk weighted assets)	1,484,420	15.86%	1,488,635	16.00%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,369,643	14.63%	1,373,857	14.76%	8.50%	8.00%
Tier 1 capital (to average assets)	1,369,643	10.74%	1,373,857	10.82%	4.00%	5.00%

As of December 31, 2023
CET1 capital (to risk weighted assets)	$1,335,967	13.90%	$1,330,001	13.92%	7.00%	6.50%
Total capital (to risk weighted assets)	1,421,347	14.79%	1,415,381	14.81%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,335,967	13.90%	1,330,001	13.92%	8.50%	8.00%
Tier 1 capital (to average assets)	1,335,967	10.73%	1,330,001	10.72%	4.00%	5.00%
(1)The risk-based ratios reflect the minimum requirement plus the capital conservation buffer of 2.50%.
(2)Applies to Bank only
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Asset/Liability Management of Interest Rate Risk
A fundamental risk in banking is exposure to market risk, specifically interest rate risk, since a bank’s earnings are largely dependent on net interest income. The Bank’s ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and overseen by the Audit Committee and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows to provide stable net interest income growth consistent with the Company’s profit objectives.
During the year ended December 31, 2024, the Company produced a net interest margin of 2.37% as compared to 2.53% during the same period in 2023 and continues to manage its overall interest rate risk position.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits.
During 2024, the yield curve normalized and became less inverted as the short end of the curve came down as the long end increased as compared to the 2023 year end. As compared to the year 2023, the average two year U.S. Treasury rate in 2024 decreased by 21 basis points from 4.58% to 4.37%. The average five year U.S. Treasury rate increased by 7 basis points from 4.06% to 4.13% while the average ten year U.S. Treasury rate increased by 25 basis points from 3.96% to 4.21%. The Company’s cost of interest bearing deposits decreased by 14 basis points across its interest-bearing deposits, which comprise 83% of its total deposits, at December 31, 2024. The Company's result for net interest spread in 2024 was 1.28% unchanged from 2023.
Net interest spread was unchanged with offsetting decreases to interest earning assets and interest bearing liabilities. The Company believes that the stable net interest spread for the full year 2024 has been consistent with its risk analysis at December 31, 2023 when accounting for balance sheet volume and mix changes. On an annual basis, the Company back-tests the actual change in its net interest spread against expected change and actual market interest rate movements and other factors impacting actual as compared to projected results.
The loan portfolio remained relatively flat throughout 2024. The re-pricing duration on the loan portfolio was 10.6 months at December 31, 2024 and 12 months at December 31, 2023, with fixed-rate loans amounting to 38.1% and 38.2% of total loans at December 31, 2024 and 2023, respectively. Variable and adjustable rate loans comprised 61.9% and 61.8% of total loans at December 31, 2024 and 2023, respectively. Variable rate loans are generally indexed to the Secured Overnight Funding Rate ("SOFR") or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of MBS. Further, the Company has been principally collecting cash flows from the investment portfolio to provide liquidity. At December 31, 2024, the amortized cost less allowance of the investment portfolio decreased by $336.5 million, or 12.5%, as compared to the balance at December 31, 2023.
Based on amortized cost basis, the percentage mix of municipal securities was 6% of total investments at December 31, 2024 and 2023. The portion of the portfolio invested in MBS was 62% and 61% at December 31, 2024 and 2023. The portion of the portfolio invested in U.S. agency investments was 25% at December 31, 2024 and 27% at December 31, 2023. Corporate bonds made up 6% of total investments at December 31, 2024 and 2023. U.S. treasury bonds were 1% of total investments at December 31, 2024 and 2023. The duration of the investment portfolio decreased to 4.2 years at December 31, 2024 from 4.4 years at December 31, 2023.
At December 31, 2024, $79.3 million of corporate bonds were subordinated debt from other financial institutions. Corporate bonds generally, and subordinated debt in particular, pose credit risk such that if any of these issuers were to enter bankruptcy or insolvency proceedings, we could experience losses that may be material to operating results and our financial condition. We may also experience increases in provisions for credit losses, adversely affecting our earnings, if the creditworthiness of the issuers declines, whether due to idiosyncratic factors, economic conditions generally or other unforeseen factors or events.
The Company has credit Risk Participation Agreements ("RPAs") with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative and have an asset position with a notional value of $49.5 million as of December 31, 2024. The changes in fair value for these contracts are recognized directly in earnings.
The duration of the deposit portfolio decreased to 11 months at December 31, 2024 from 28 months at December 31, 2023. This decline is attributable to a shift in deposit mix, lower short term interest rates, and modeling assumption updates. The Company experienced a total deposit increase of $323.0 million for the year ended December 31, 2024 as compared to a total loan decrease of $33.8 million for the same period. The funding mix changed throughout the year ended December 31, 2024. Deposits at year end were $9.1 billion and $8.8 billion at December 31, 2024 and 2023, respectively. The increase in deposits was primarily attributable to a $558.2 million decrease in noninterest bearing demand deposits, offset by a $734.7 million increase in time deposits. Refer to the "Deposits and Other Borrowings" section below for further discussion of deposits and borrowings.
The net unrealized loss before income tax on the AFS securities portfolio was $141.5 million and $162.0 million at December 31, 2024 and 2023, respectively. At December 31, 2024, the net unrealized loss position represented 10.04% of the investment portfolio's book value.
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
In the year ended December 31, 2024, the Federal Reserve instituted 100 basis points of interest rate cuts. Yields on interest-earning assets and interest bearing deposits decreased as a result of the Federal Reserve rate cuts. However a decrease in non-interest bearing deposits replaced with an increase in interest bearing deposits resulted in a decrease in net interest margin as compared to the prior year-end.
Our rate risk modeling showed very modest net interest margin compression in an increased interest rate environment while showing modest net interest margin expansion in a declining interest rate environment. The model's prediction in a rising rate environment is the result of increases in both interest income on variable and adjustable rate loans and interest expense on its deposit liabilities, based on our funding needs, market conditions and certain contractual obligations but with no changes in the mix of assets or liabilities or the spreads we are able to earn. The opposite is true in a falling interest rate environment as decreases in both interest income on variable and adjustable rate loans and interest expense on deposit liabilities drive modest margin expansion. The model also assumes a stable interest rate environment after the programmed changes in the yields, which assumes repricing of assets and liabilities as scheduled in a stable environment, which may be quite different than real world conditions.
Interest rate floors on certain of the Company's variable and adjustable rate loans may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded. In 2024, interest rate floors have not been relevant in the current interest rate environment since most variable rate loans are well above their floor rate. The weighted average rate of the Company's variable rate loans decreased by approximately 76 basis points from December 31, 2023 to December 31, 2024 in connection with the decrease of 100 basis points for the same period in Fed Funds rate. The most recent interest rate cuts of 100 basis points instituted by the Federal Reserve at the end of September 2024, and in the fourth quarter of 2024 were signs of improvements in the economic outlook. In 2025, the economic outlook continues to evolve and any additional adjustments to interest rates are uncertain.
At December 31, 2024, the Company had a portfolio of $3.0 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 7.24%, which was a 75 bps decrease from December 31, 2023. At December 31, 2024, only $123.6 million or 1.56% of loans held by the Company were earning interest at their floor rate, as compared to $183.9 million or 2.31% at December 31, 2023. The majority of those loans are expected to reset at rates higher than their floor at their next rate reset date.

The Company employs an earnings simulation model (immediate parallel shifts along the yield curve) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related statement of operations effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, deposit decay rates, and the level of noninterest income and noninterest expense. Further discussion of the limitations of this analysis are listed below and in Item 1A. Risk Factors, and in other periodic and current reports filed by the Company with the SEC. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300 and 400 basis points or down 100, 200 and 300 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2024. In addition to analysis of simultaneous changes in interest rates along the yield curve, an analysis of changes based on interest rate “ramps” is also performed. Such analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.
For the analysis presented below, at December 31, 2024, the simulation assumes a 100 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points and assumes a 100 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The Bank does have deposits with contractual rate terms which means these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall measure of the correlation between deposit costs and market rate changes is modeled at 100%. The Company utilized the same assumptions for its analysis at December 31, 2023.
Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the interest rate risk model. If this were to occur, the effects of a rising or declining interest rate environment may not be in accordance with management’s expectations.
As quantified in the table below, the Company’s analysis at December 31, 2024 shows a moderate effect on net interest income over the next 12 months, as well as a moderate effect on the economic value of equity when interest rates are shocked down 100, 200 and 300 basis points and up 100, 200, 300 and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. At December 31, 2024, the repricing duration of (a) the investment portfolio was 4.2 years, (b) the loan portfolio 0.9 years, (c) the interest bearing deposit portfolio was 0.2 years, and (d) the borrowed funds portfolio was 0.5 years.
The following table reflects the result of the simulation analysis on the December 31, 2024 asset and liability balances:

Change in interest rates (basis points)	Percentage change in 12-month net interest income	Percentage change in 12-month net income	Percentage change in economic value of equity
+400	(2.9)%	(6.3)%	(14.1)%
+300	(2.2)%	(4.8)%	(11.0)%
+200	(1.5)%	(3.3)%	(7.6)%
+100	(0.7)%	(1.5)%	(3.9)%
—	—	—	—
(100)	0.9%	2.0%	5.0%
(200)	1.7%	3.8%	9.6%
(300)	0.3%	0.5%	10.9%
The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -10% for a 100 basis point change, -12% for a 200 basis point change, -18% for a 300 basis point change and -24% for a 400 basis point change. For the economic value of equity, the Company has adopted a policy limit of -12% for a 100 basis point change, -15% for a 200 basis point change, -25% for a 300 basis point change and -30% for a 400 basis point change.
The increase in 12-month net interest income and net income of 0.9% and 2.0%, respectively, given a 100 basis point decrease in market interest rates at December 31, 2024 compares to (0.4)% and (0.9)%, respectively, for the same period in 2023.
The analysis at the end of 2024 consistent with the analysis at the end of 2023, showed that in an environment of increasing rates, income decreases. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios at December 31, 2024 are not believed to be excessive and are within policy limits.

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
1.Report of Independent Registered Public Accounting Firm (PCAOB ID 173)
Shareholders and the Board of Directors of Eagle Bancorp, Inc.
Bethesda, Maryland

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance and Provision for Credit Losses on Loans

The allowance for credit losses (the “ACL”) is an accounting estimate of the expected credit losses in the HFI loans portfolio over the life of an exposure (or pool of exposures). Expected credit losses are measured on a collective (pooled) basis for financial assets with similar risk characteristics. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans as described in Notes 1 and 4 of the consolidated financial statements. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

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

Washington, D.C.
February 27, 2025

EAGLE BANCORP, INC.
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$11,882	$9,047
Federal funds sold	2,581	3,740
Interest-bearing deposits with banks and other short-term investments	619,017	709,897
Investment securities available-for-sale (amortized cost of $1,408,935 and $1,668,316, respectively, and allowance for credit losses of $22 and $17, respectively)	1,267,404	1,506,388
Investment securities held-to-maturity, net of allowance for credit losses of $1,306 and $1,956, respectively (fair value of $820,382 and $901,582, respectively)	938,647	1,015,737
Federal Reserve and Federal Home Loan Bank stock	51,763	25,748
Loans held for investment, at amortized cost	7,934,888	7,968,695
Less allowance for credit losses	(114,390)	(85,940)
Loans held for investment, net of allowance	7,820,498	7,882,755
Premises and equipment, net	7,694	10,189
Right-of-use assets - operating leases	18,494	19,129
Deferred income taxes	91,472	86,620
Bank-owned life insurance	115,806	112,921
Goodwill and other intangible assets, net	16	104,925
Other real estate owned	2,743	1,108
Other assets	181,491	176,334
Total Assets	$11,129,508	$11,664,538

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,544,403	$2,279,081
Interest-bearing transaction	1,211,791	997,448
Savings and money market	3,599,221	3,314,043
Time deposits	2,775,663	2,217,467
Total deposits	9,131,078	8,808,039
Customer repurchase agreements	33,157	30,587
Other short-term borrowings	490,000	1,369,918
Long-term borrowings	76,108	—
Operating lease liabilities	23,815	23,238
Reserve for unfunded commitments	3,463	5,590
Other liabilities	145,826	152,883
Total Liabilities	9,903,447	10,390,255

Shareholders’ Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 30,202,003 and 29,925,612, respectively	298	296
Additional paid-in capital	384,932	374,888
Retained earnings	982,304	1,061,456
Accumulated other comprehensive income (loss)	(141,473)	(162,357)
Total Shareholders’ Equity	1,226,061	1,274,283
Total Liabilities and Shareholders’ Equity	$11,129,508	$11,664,538
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations
Years Ended December 31,
(dollars in thousands, except per share data)

	2024	2023	2022
Interest Income
Interest and fees on loans	$548,389	$518,080	$358,967
Interest and dividends on investment securities	49,971	54,660	51,481
Interest on balances with other banks and short-term investments	88,770	52,300	13,304
Interest on federal funds sold	433	287	861
Total interest income	687,563	625,327	424,613
Interest Expense
Interest on deposits	320,421	257,544	83,261
Interest on customer repurchase agreements	1,271	1,218	356
Interest on other short-term borrowings	72,386	73,253	3,980
Interest on long-term borrowings	4,797	2,766	4,149
Total interest expense	398,875	334,781	91,746
Net Interest Income	288,688	290,546	332,867
Provision for (Reversal of) Credit Losses	66,360	31,536	266
Provision for (Reversal of) Credit Losses for Unfunded Commitments	(2,127)	(267)	1,477
Net Interest Income After Provision for (Reversal of) Credit Losses	224,455	259,277	331,124

Noninterest Income
Service charges on deposits	6,843	6,455	5,399
Gain on sale of loans	57	418	3,702
Net gain (loss) on sale of investment securities	14	(11)	(169)
Increase in the cash surrender value of bank-owned life insurance	2,885	2,659	2,547
Other income	10,140	12,015	12,175
Total noninterest income	19,939	21,536	23,654
Noninterest Expense
Salaries and employee benefits	87,768	86,096	84,053
Premises and equipment expenses	11,382	12,606	13,218
Marketing and advertising	5,449	3,359	4,721
Data processing	14,093	13,083	12,171
Legal, accounting and professional fees	9,286	10,787	8,583
FDIC insurance	29,009	11,853	4,969
SEC/FRB penalties	—	—	22,977
Goodwill impairment	104,168	—	—
Other expenses	13,479	15,509	14,406
Total noninterest expense	274,634	153,293	165,098
Income (Loss) Before Income Tax Expense	(30,240)	127,520	189,680
Income Tax Expense	16,795	26,986	48,750
Net Income (Loss)	$(47,035)	$100,534	$140,930
Earnings (Loss) Per Common Share
Basic	$(1.56)	$3.31	$4.40
Diluted	$(1.56)	$3.31	$4.39
         See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,
(dollars in thousands)

	2024	2023	2022
Net Income (Loss)	$(47,035)	$100,534	$140,930

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	15,406	32,519	(140,926)
Reclassification adjustment for net (gains) losses included in net income (loss)	(12)	8	111
Total unrealized gain (loss) on investment securities available-for-sale	15,394	32,527	(140,815)
Unrealized loss on securities transferred to held-to-maturity	—	—	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	5,290	4,805	4,361
Total unrealized gain (loss) on investment securities held-to-maturity	5,290	4,805	(44,734)
Unrealized gain (loss) on derivatives	200	(182)	284
Other comprehensive income (loss)	20,884	37,150	(185,265)
Comprehensive Income (Loss)	$(26,151)	$137,684	$(44,335)
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands, except share data)

	Common		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2022	31,950,092	$316	$434,640	$930,061	$(14,242)	$1,350,775

Net Income	—	—	—	140,930	—	140,930
Other comprehensive loss, net of tax	—	—	—	—	(185,265)	(185,265)
Stock-based compensation expense	—	—	9,899	—	—	9,899
Issuance of common stock related to options exercised, net of shares disposed for payroll taxes	3,289	—	97	—	—	97
Issuance of common stock under share-based compensation arrangements	117,211	2	(2)	—	—	—
Issuance of common stock related to employee stock purchase plan	14,611	—	748	—	—	748
Cash dividends declared ( $1.75 per share)	—	—	—	(55,776)	—	(55,776)
Common stock repurchased	(738,300)	(8)	(33,079)	—	—	(33,087)
Balance at December 31, 2022	31,346,903	310	412,303	1,015,215	(199,507)	1,228,321

Net Income	—	—	—	100,534	—	100,534
Other comprehensive income, net of tax	—	—	—	—	37,150	37,150
Stock-based compensation expense	—	—	10,018	—	—	10,018
Issuance of common stock under share-based compensation arrangements	157,560	1	(1)	—	—	—
Issuance of common stock related to employee stock purchase plan	21,149	—	586	—	—	586
Cash dividends declared ($1.80 per share)	—	—	—	(54,293)	—	(54,293)
Common stock repurchased	(1,600,000)	(15)	(48,018)	—	—	(48,033)
Balance at December 31, 2023	29,925,612	296	374,888	1,061,456	(162,357)	1,274,283

Net Income (Loss)	—	—	—	(47,035)	—	(47,035)
Other comprehensive income, net of tax	—	—	—	—	20,884	20,884
Stock-based compensation expense	—	—	9,561	—	—	9,561
Issuance of common stock under share-based compensation arrangements	252,576	2	(2)	—	—	—
Issuance of common stock related to employee stock purchase plan	23,815	—	485	—	—	485
Cash dividends declared ($1.065 per share)	—	—	—	(32,117)	—	(32,117)
Common stock repurchased	—	—	—	—	—	—
Balance at December 31, 2024	30,202,003	$298	$384,932	$982,304	$(141,473)	$1,226,061
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31,
(dollars in thousands)

	2024	2023	2022
Cash Flows From Operating Activities:
Net Income (Loss)	$(47,035)	$100,534	$140,930
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	66,360	31,536	266
Provision for (reversal of) unfunded commitments	(2,127)	(267)	1,477
Goodwill impairment	104,168	—	—
Depreciation and amortization	3,198	3,480	3,319
Gains on sale of loans	(57)	(418)	(3,702)
Net (gain) loss on mortgage servicing rights	(1,512)	142	(837)
Securities premium amortization, net	5,416	6,189	9,011
Origination of loans held for sale	—	(29,690)	(299,317)
Proceeds from sale of loans held for sale	—	36,842	343,503
Deferred income tax (benefit) expense	2,601	(3,377)	6,560
Net gain on sale of other real estate owned	—	(134)	(248)
Net increase in cash surrender value of bank owned life insurance	(2,885)	(2,659)	(2,547)
Net (gain) loss on call/sale of investment securities	(14)	11	169
Stock-based compensation expense	9,561	10,018	9,899
Increase in other assets	(7,703)	(14,976)	(26,162)
Increase (decrease) in other liabilities	(6,201)	58,395	12,581
Net cash provided by operating activities	123,770	195,626	194,902
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	—	—	(425,263)
Proceeds from maturities of available-for-sale investment securities	115,404	123,782	261,999
Proceeds from sale/call of available-for-sale investment securities	141,100	8,303	6,225
Purchase of held-to-maturity investment securities	—	—	(290,740)
Proceeds from maturities of held-to-maturity investment securities	70,235	78,251	115,777
Proceeds from call of held-to-maturity investment securities	11,868	2,906	8,350
Purchases of Federal Reserve Bank stock	(2,383)	(299)	(288)
Net proceeds from (purchases of) Federal Home Loan Bank stock	(23,633)	39,618	(30,626)
Proceeds from sale of mortgage servicing rights	4,798	—	—
Net increase in loans	(6,982)	(351,913)	(570,977)
Redemption of bank-owned life insurance	—	736	338
Proceeds from sale of other real estate owned	656	987	241
Purchases of premises and equipment	(326)	(70)	(2,113)
Net cash provided by (used in) investing activities	310,737	(97,699)	(927,077)
Cash Flows From Financing Activities:
Increase (decrease) in deposits	323,039	94,857	(1,268,358)
Increase (decrease) in customer repurchase agreements	2,570	(4,513)	11,182
Net Increase (decrease) in short-term borrowings	(880,000)	324,999	675,001
Net proceeds from long-term borrowings	75,812	—	—
Proceeds from exercise of equity compensation plans	—	—	97
Proceeds from employee stock purchase plan	485	586	748
Common stock repurchased	—	(48,033)	(33,087)
Cash dividends paid	(45,617)	(54,993)	(55,776)
Net cash provided by (used in) financing activities	(523,711)	312,903	(670,193)
Net Increase (Decrease) in Cash and Cash Equivalents	(89,204)	410,830	(1,402,368)
Cash and Cash Equivalents at Beginning of Period	722,684	311,854	1,714,222
Cash and Cash Equivalents at End of Period	$633,480	$722,684	$311,854
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
Years Ended December 31,
(dollars in thousands)

	2024	2023	2022
Supplemental Cash Flow Information:
Interest paid	$438,222	$376,841	$90,590
Income taxes paid	$8,210	$21,540	$23,453
Supplemental Non-Cash Disclosures:
Initial recognition of operating lease right-of-use assets	$5,786	$418	$—
Transfers of investment securities from available-for-sale to held-to-maturity	$—	$—	$922,975
Transfer of loans for investment to loans held for sale	$5,000	$—	$—
Transfers from loans to other real estate owned	$2,370	$—	$475
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies
Nature of Operations
Eagle Bancorp, Inc. (the "Parent") and its subsidiaries (together with the Parent, the “Company”), through EagleBank (the “Bank”), conducts a full service community banking business, primarily in Northern Virginia, Suburban Maryland and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan’s origination.
The Bank offers its products and services through twelve banking offices, four lending centers and various digital capabilities, including PC and smartphone-enabled banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank that previously offered access to insurance products and services through a referral program with a third party insurance broker, continues to receive fee income in connection with such program. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company with all significant intercompany transactions eliminated. EagleBank, a Maryland chartered commercial bank, is the Company’s principal subsidiary. The investment in subsidiaries is recorded on the Company’s books (Parent Only) on the basis of its equity in the net assets of the subsidiary (see Note 24 "Parent Company Financial Information" for further detail).
Basis of Presentation
The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“GAAP”) and to predominant practices in the banking industry. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary to present fairly the results for the periods presented. Certain reclassifications have been made to 2023 amounts previously reported to conform to the 2024 presentation. Reclassifications had no effect on net income (loss) or shareholders' equity. The following is a summary of the significant accounting policies.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the consolidated financial statements. The allowance for credit losses ("ACL") is a material estimate that is particularly susceptible to significant variance in the near-term.
Cash and Cash Equivalents and Statements of Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest bearing deposits with other banks that have an original maturity of three months or less. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased, repurchase agreements and other borrowings.
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
AFS Securities are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, current market conditions, loan demand, changes in prepayment risk and other factors. AFS securities are carried at fair value, with unrealized gains or losses, other than impairment losses, being reported as accumulated other comprehensive income (loss), a separate component of shareholders’ equity, net of deferred income tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income in the Consolidated Statements of Operations.
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
Premiums and discounts on HTM securities, like AFS securities, are amortized or accreted to the earlier of call or maturity based on expected lives, which include prepayment adjustments and call optionality.
Transfers of Investment Securities from Available-for-Sale to Held-to-Maturity
Transfers of debt securities into the HTM category from the AFS category are made at amortized cost, net of unrealized gain or loss reported in accumulated other comprehensive income (loss) at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income (loss) and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security.

The Company does not intend to sell the HTM investments, and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.
For the impairment of investment securities please see "Allowance for Credit Losses - AFS Securities" and "Allowance for Credit Losses - HTM Securities" below.
Loans
The Company classifies loans in its portfolio as held for investment (“HFI”) when management has the intent and ability to hold the loans for the foreseeable future or until maturity or payoff. HFI loans are stated at the principal amount outstanding, net of unamortized deferred costs and fees. Interest income on loans is recognized at the contractual rate on the principal amounts outstanding. It is the Company’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized on the interest method over the term of the loan.

Past due loans are placed on nonaccrual status when the contractual payment of principal or interest has become 90 days past due or there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due, even when the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is well secured. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed through interest income. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

Allowance for Credit Losses

The following table presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Operations for the applicable periods:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Provision for (reversal of) credit losses - loans	$67,005	$30,346	$103
Provision for credit losses - HTM debt securities	(645)	1,190	766
Provision for (reversal of) credit losses - AFS debt securities	—	—	(603)
Total Provision for credit losses	$66,360	$31,536	$266

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
The ACL - Loans is measured on a collective pool basis when similar risk characteristics are present. Reserves on loans that do not share similar risk characteristics are evaluated on an individual basis. Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not evaluated individually for impairment, is pooled into portfolio segments by call report codes and a loan-level probability of default (“PD”) / Loss Given Default (“LGD”) cash flow method is applied using an exposure at default (“EAD”) model. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments.
The Company uses regression analysis of historical internal and peer data provided by a third-party provider (as Company loss data is insufficient) to determine suitable credit loss drivers to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD will be impacted by different forecasted levels of the loss drivers. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in reserve for unfunded commitments (“RUC”) on the Consolidated Balance Sheets. For periods beyond which we are able to develop reasonable and supportable forecasts, we revert to the historical loss rate on a straight-line basis over a twelve-month period.
The Company uses a loan-level PD/LGD cash flow method with an EAD model to estimate expected credit losses. In accordance with ASC 326, expected credit losses are measured on a collective (pooled) basis for financial assets with similar risk characteristics. The bank groups collectively assessed loans using a call report code. Some unique loan types, such as Paycheck Protection Program ("PPP") loans, are grouped separately due to their specific risk characteristics. For each of the loan segments listed below, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, PD rates and LGD rates. The modeling of expected prepayment speeds is based on historical internal data. EAD is based on each instrument's underlying amortization schedule in order to estimate the bank's expected credit loss exposure at the time of the borrower's potential default.

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
The ACL also includes a qualitative adjustment for inherent risks not reflected in the historical quantitative analysis associated with the reasonable and supportable forecast. Relevant factors include, but are not limited to, concentrations of credit risk, changes in underwriting standards, experience and depth of lending staff and trends in delinquencies. While our methodology in establishing the reserve for credit losses attributes portions of the ACL and RUC to the commercial and consumer portfolio segments, the entire ACL and RUC is available to absorb credit losses expected in the total loan portfolio and total amount of unfunded credit commitments, respectively. Our model may reflect assumptions by management that are not covered by the qualitative and environmental factors, and we reevaluate all of its factors quarterly.

For our cash flow model, management historically forecasted regional unemployment. During the first quarter of 2024, management enhanced the cash flow model to incorporate three macroeconomic variables in addition to national unemployment. The four economic variables selected, national unemployment, which was the original variable used, Commercial Real Estate ("CRE") Price Index, House Price Index and Gross Domestic Product ("GDP"), are incorporated by utilizing a Loss Driver Analysis approach that factors in historical losses, including during the Great Recession, of regional peer banks and the Bank. The updated model incorporates a weighting of three economic scenarios; baseline, upside and downside. The scenarios cover the four economic forecast variables, with each segment of the portfolio linked to two of these variables, depending on the segment. The loss driver analysis is spread over a reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
The ACL also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk, changes in underwriting standards, experience and depth of lending staff and trends in delinquencies. While our methodology in establishing the ACL attributes portions of the ACL and RUC to the separate loan pools or segments, the entire ACL and RUC is available to absorb credit losses expected in the total loan portfolio and total amount of unfunded credit commitments, respectively. Portfolio segments are used to pool loans with similar risk characteristics and align with our methodology for measuring expected credit losses ("CECL").

We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from loans that are secured by cash or marketable securities, to watch list loans that have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Special mention loans are those that are currently protected by the sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. These loans have the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inadequately protected by the sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on nonaccrual depending on the circumstances of the individual loans. Loans graded as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are accounted for on a nonaccrual basis. Classified loans is the aggregation of loans graded substandard and doubtful.
The methodology used in the estimation of the ACL, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and individually assessed loans as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to management committees and the Audit Committee of the Board of Directors (the "Board"). The committees' reports to the Board are part of the Board's review on a quarterly basis of our consolidated financial statements.
When management determines that foreclosure is probable, and for certain collateral-dependent loans where foreclosure is not considered probable, expected credit losses are based on the estimated fair value of the collateral adjusted for selling costs, when appropriate. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation that a borrower will experience financial difficulty. We do not measure an ACL on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when loans are placed on nonaccrual status.
Loans Held for Sale
The Company regularly engages in the sale of the guaranteed portion of SBA loans originated by the Bank. The Company previously regularly engaged in sale of residential mortgage loans held for sale through the end 2022. In the first quarter of 2023, the Company ceased originations of first lien residential mortgage loans for secondary sale and completed residual origination and sales activities in the second quarter of 2023.
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
The Company originated multifamily FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program. The Company securitized these loans through the Government National Mortgage Association ("Ginnie Mae") MBS I program and sells the resulting securities in the open market to authorized dealers in the normal course of business and periodically bundles and sells the servicing rights. When servicing was retained on multifamily FHA loans securitized and sold, the Company computed an excess servicing asset on a loan by loan basis. During the year ended December 31, 2024, the Company sold the remaining servicing rights to all multifamily FHA loans. Unamortized multifamily FHA mortgage servicing rights ("MSRs") were zero as of December 31, 2024 and $2.3 million as of December 31, 2023.
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

Collateral Dependent Financial Assets
For collateral dependent loans for which the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the net present value ("NPV") from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
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
Allowance for Credit Losses - AFS Securities
For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.
The entire amount of an impairment loss is recognized in earnings (loss) only when: (1) the Company intends to sell the security; or (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings (loss), with the remaining portion being recognized in other comprehensive income (loss), net of deferred taxes. Changes in the ACL are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectability of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
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
The Company records a RUC on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company's Consolidated Statement of Operations. The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in the RUC on the Company’s Consolidated Balance Sheets.
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
Goodwill is deemed to have an indefinite useful life and as such is not subject to amortization, and instead is subject to impairment testing at the reporting unit level, which must be conducted either at least annually, as well as when events or changes in circumstances indicate the assets might be impaired and/or upon the occurrence of a triggering event. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. Goodwill is recorded and evaluated for impairment at its reporting unit, the Company. The Company's policy is to test goodwill for impairment annually as of December 31, or on an interim basis if an event triggering an impairment assessment is determined to have occurred.

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

Testing of goodwill impairment comprises a two-step process. First, the Company performs a qualitative assessment to evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that an impairment has occurred, it proceeds to the quantitative impairment test, whereby it calculates the fair value of the reporting unit and compares it with its carrying amount, including goodwill. In its performance of impairment testing, the Company has the unconditional option to proceed directly to the quantitative impairment test, bypassing the qualitative assessment. If the carrying amount of the reporting unit exceeds the fair value, the amount by which the carrying amount exceeds fair value, up to the carrying value of goodwill, is recorded through earnings (loss) as an impairment charge. If the results of the qualitative assessment indicate that it is not more likely than not that an impairment has occurred, or if the quantitative impairment test results in a fair value of the reporting unit that is greater than the carrying amount, then no impairment charge is recorded.

During the second quarter ended June 30, 2024, Management determined that a triggering event had occurred as a result of the share price trading under book value for more than four quarters due to the impact of changing macroeconomic conditions and rising interest rates on the banking industry, resulting in a sustained decrease in the Company's stock price. As a result of the triggering event, the Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company during the second quarter of 2024. The valuation indicated that the fair value did not exceed the carrying amount of the Company's sole reporting unit as of May 31, 2024 which resulted in a determination that goodwill had become fully impaired. The goodwill impairment charge of $104.2 million reduced the carrying value of the Company's goodwill to zero as of June 30, 2024. The impaired goodwill was primarily related to the acquisition of the Virginia Heritage Bank in October 2014. The impairment charge did not impact our cash flows, liquidity ratios, core operating performance, or regulatory capital ratios.

Interest Rate Swap Derivatives

As required by ASC Topic 815, "Derivatives and Hedging", the Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings (loss) effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Revenue Recognition
The majority of our revenue-generating transactions are not subject to ASC 606 "Revenue from Contracts with Customers", including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Substantially all of the Company’s revenue is generated from contracts with customers. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our Statements of Operations as components of noninterest income are as follows:
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
Income Taxes
The Company employs the asset and liability method of accounting for income taxes as required by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e. temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. We recognize deferred tax assets ("DTA") to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our DTAs in the future in excess of their recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.
The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, the Company believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority.
The Company's policy is to recognize interest accrued and penalties on income taxes in other noninterest expense.
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
Stock-Based Compensation
In accordance with ASC Topic 718, “Compensation,” the Company records as salaries and employee benefits expense on its Consolidated Statements of Operations an amount equal to the amortization (over the remaining service period) of the fair value of option and restricted stock awards computed at the date of grant. Salary and employee benefits expense on variable stock grants (i.e., performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 16 - "Stock-Based Compensation" for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2024, 2023 and 2022. The Company records the discount from the fair market value of shares issued under its Employee Share Purchase Plan as a component of Salaries and employee benefits expense in its Consolidated Statement of Operations.

Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period measured. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period including the potential dilutive effects of common stock equivalents.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on debt securities available for sale, debt securities transferred to HTM from AFS, and derivatives, net of taxes. Other comprehensive income (loss) is recognized as a separate component of equity.

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe such matters exist that will have a material effect on the financial statements.

Segment Reporting
The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. Refer to Note 25 - "Segment Reporting" for further details.

New Authoritative Accounting Guidance
Accounting Standards Pending Adoption
ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative" ("ASU 2023-06") incorporates into the Accounting Standards Codification (ASC or Codification) several U.S. Securities and Exchange Commission ("SEC") disclosure requirements under Regulations S-K and S-X. The amendments in the ASU are intended to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. These requirements are similar to, but require additional information than, generally accepted accounting principles. These new updates modify the disclosure or presentation requirements of a variety of Topics in the Codification. Entities should apply the amendments in ASU 2023-06 prospectively. For entities subject to the SEC’s existing disclosure requirements and for entities that have to file or provide financial statements with or to the SEC for the purpose of selling or issuing securities that do not have contractual limits on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. As a result, the effective date will be different for each individual disclosure based on the effective date of the SEC’s deletion of the related disclosure. Early adoption is prohibited. For all other entities, the effective date will be two years later. Early adoption is permitted for these entities, but not before the provisions of the ASU become effective for entities subject to SEC’s regulation. The effective dates of the amendments are predicated on the SEC removing its related disclosure requirements from its regulations. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We are currently in the process of evaluating this guidance.

ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The ASU requires additional income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 and interim periods within those fiscal years. The Company is currently evaluating the effect that ASU 2023-09 will have on its consolidated financial statements.

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

ASU No. 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements" ("ASU 2024-02") amends the Accounting Standard Codification (“Codification”) by removing references to various concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. As stated in paragraph 105-10-05-3 of the Codification, FASB Concepts Statements are non-authoritative. These amendments will simplify the Codification which will further draw a distinction between authoritative and non-authoritative literature. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early application of the amendments is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments, or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. We are currently in the process of evaluating this guidance.
ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements at interim and annual reporting periods. ASU 2024-03 adds to ASC 220-40 to require a footnote disclosure about specific expenses by requiring public business entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently in the process of evaluating this guidance.
Accounting Standards Adopted in 2024
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

Note 2 – Cash and Due from Banks
In the years ended December 31, 2024 and 2023, the Bank maintained average daily balances at the Federal Reserve Bank of Richmond ("Federal Reserve Bank") of $1.8 billion and $1.1 billion, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.
Note 3 – Investment Securities
The following tables summarize the Company's investment in AFS and HTM securities by major security type:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2024
Investment securities available-for-sale:
U.S. treasury bonds	$24,988	$—	$(212)	$—	$24,776
U.S. agency securities	600,277	—	(41,742)	—	558,535
Residential mortgage-backed securities	719,815	36	(94,535)	—	625,316
Commercial mortgage-backed securities	53,248	—	(4,303)	—	48,945
Municipal bonds	8,607	—	(593)	—	8,014
Corporate bonds	2,000	—	(160)	(22)	1,818
Total available-for-sale securities	$1,408,935	$36	$(141,545)	$(22)	$1,267,404

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2024
Investment securities held-to-maturity:
Residential mortgage-backed securities	$605,904	$—	$(85,941)	$519,963
Commercial mortgage-backed securities	88,575	—	(13,069)	75,506
Municipal bonds	114,060	—	(11,389)	102,671
Corporate bonds	131,414	—	(9,172)	122,242
Total	939,953	$—	$(119,571)	$820,382
Less: allowance for credit losses	(1,306)
Total held-to-maturity securities, net of ACL	$938,647

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023
Investment securities available-for-sale:
U.S. treasury bonds	$49,894	$—	$(1,993)	$—	$47,901
U.S. agency securities	729,090	—	(57,693)	—	671,397
Residential mortgage-backed securities	823,992	45	(96,684)	—	727,353
Commercial mortgage-backed securities	54,557	—	(4,993)	—	49,564
Municipal bonds	8,783	—	(293)	—	8,490
Corporate bonds	2,000	—	(300)	(17)	1,683
Total available-for-sale securities	$1,668,316	$45	$(161,956)	$(17)	$1,506,388

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	$670,043	$—	$(79,980)	$590,063
Commercial mortgage-backed securities	90,227	—	(12,867)	77,360
Municipal bonds	125,114	5	(8,540)	116,579
Corporate bonds	132,309	—	(14,729)	117,580
Total	1,017,693	$5	$(116,116)	$901,582
Less: allowance for credit losses	(1,956)
Total held-to-maturity securities, net of ACL	$1,015,737
In addition, at December 31, 2024 and December 31, 2023, the Company held $51.8 million and $25.7 million in non marketable equity securities, respectively, in a combination of Federal Reserve System ("Federal Reserve Board," "Federal Reserve" or "FRB") and FHLB stocks, which are required to be held for regulatory purposes. These securities cannot be disposed of other than through redemption by the issuer and, if redeemed, would be redeemed at the original cost. The securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.

The Company reassessed classification of certain investments in the first quarter of 2022 and, effective March 31, 2022, it transferred a total of $1.1 billion of MBS, municipal bonds and corporate bonds from available-for-sale to held-to-maturity securities, including $237.0 million of securities acquired in the first quarter of 2022 for which its intention to hold to maturity was finalized. At the time of transfer, the Company reversed the allowance for credit losses associated with the available-for-sale securities through the provision for credit losses. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income (loss). The related unrealized loss of $66.2 million was included in other comprehensive loss at the time of transfer and, as of December 31, 2024, $44.8 million remains in accumulated other comprehensive loss, to be amortized out through interest income as a yield adjustment over the remaining term of the securities. No gain or loss was recorded at the time of transfer. Subsequent to transfer, the allowance for credit losses on these securities was evaluated under the accounting policy for held-to-maturity securities.
Accrued interest receivable on investment securities totaled $6.6 million and $7.6 million at December 31, 2024 and December 31, 2023, respectively. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.
The following tables summarize, by length of time, the Company's AFS securities that have been in a continuous unrealized loss position and HTM securities that have been in a continuous unrecognized loss position:

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2024
Investment securities available-for-sale:
U.S. treasury bonds	1	$—	$—	$24,776	$(212)	$24,776	$(212)
U.S. agency securities	71	2,300	(8)	556,235	(41,734)	558,535	(41,742)
Residential mortgage-backed securities	148	7,530	(128)	616,392	(94,407)	623,922	(94,535)
Commercial mortgage-backed securities	13	—	—	48,945	(4,303)	48,945	(4,303)
Municipal bonds	1	—	—	8,014	(593)	8,014	(593)
Corporate bonds	1	—	—	1,818	(160)	1,818	(160)
Total	235	$9,830	$(136)	$1,256,180	$(141,409)	$1,266,010	$(141,545)

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
December 31, 2024
Investment securities held-to-maturity:
Residential mortgage-backed securities	140	$—	$—	$519,963	$(85,941)	$519,963	$(85,941)
Commercial mortgage-backed securities	16	—	—	75,506	(13,069)	75,506	(13,069)
Municipal bonds	36	4,026	(75)	98,645	(11,314)	102,671	(11,389)
Corporate bonds	30	1,928	(77)	110,280	(9,095)	112,208	(9,172)
Total	222	$5,954	$(152)	$804,394	$(119,419)	$810,348	$(119,571)

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2023
Investment securities available-for-sale:
U.S. treasury bonds	2	$—	$—	$47,901	$(1,993)	$47,901	$(1,993)
U.S. agency securities	78	3,084	(4)	668,313	(57,689)	671,397	(57,693)
Residential mortgage-backed securities	149	—	—	718,042	(96,684)	718,042	(96,684)
Commercial mortgage-backed securities	13	—	—	49,564	(4,993)	49,564	(4,993)
Municipal bonds	1	—	—	8,490	(293)	8,490	(293)
Corporate bonds	1	—	—	1,683	(300)	1,683	(300)
Total	244	$3,084	$(4)	$1,493,993	$(161,952)	$1,497,077	$(161,956)

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
December 31, 2023
Investment securities held-to-maturity:
Residential mortgage-backed securities	142	$—	$—	$590,063	$(79,980)	$590,063	$(79,980)
Commercial mortgage-backed securities	16	—	—	77,360	(12,867)	77,360	(12,867)
Municipal bonds	40	—	—	113,031	(8,540)	113,031	(8,540)
Corporate bonds	30	—	—	105,523	(14,729)	105,523	(14,729)
Total	228	$—	$—	$885,977	$(116,116)	$885,977	$(116,116)
Unrealized losses at December 31, 2024 were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the securities were originally purchased, and were considered to be temporary, and not due to credit quality concerns on the investment securities. The fair values of these securities are expected to recover as the securities approach their respective maturity dates. The Company does not intend to sell and it is likely that it will not be required to sell the securities prior to their anticipated recovery.
The Company measures its AFS and HTM securities portfolios for current expected credit losses as part of its ACL analysis. For further information on provision for credit losses on AFS and HTM securities, see Allowance for Credit Losses discussion in "Note 1. Summary of Significant Accounting Policies". As of December 31, 2024 and 2023, the Company had an allowance for credit losses outstanding of 22 thousand and 17 thousand, respectively, on its AFS securities and $1.3 million and $2.0 million, respectively, on its HTM securities, each of which primarily comprise allowances for corporate bonds.

The following table summarizes the Company's investment in AFS securities and HTM securities by contractual maturity. Expected maturities for MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
Within one year	$188,499	$184,939
One to five years	359,242	331,649
Five to ten years	68,580	59,826
Beyond ten years	19,551	16,751
Residential mortgage-backed securities	719,815	625,316
Commercial mortgage-backed securities	53,248	48,945
Less: allowance for credit losses	—	(22)
Total investment securities available-for-sale	1,408,935	1,267,404

Investment securities held-to-maturity:
Within one year	6,946	6,900
One to five years	64,060	61,728
Five to ten years	105,977	96,087
Beyond ten years	68,491	60,198
Residential mortgage-backed securities:	605,904	519,963
Commercial mortgage-backed securities	88,575	75,506
Less: allowance for credit losses	(1,306)	—
Total investment securities held-to-maturity	938,647	820,382
Total	$2,347,582	$2,087,786
During the years ended December 31, 2024, 2023 and 2022, proceeds from the sale or call of investment securities were $153.0 million, $11.2 million and $14.6 million, respectively. During the year ended December 31, 2024, gross realized gains on sales and calls of investment securities were $14 thousand and gross realized losses on sales of investment securities were $0. During the year ended December 31, 2023, gross realized gains on sales of investment securities were $129 thousand and gross realized losses on sales of investment securities were $140 thousand. During the year ended December 31, 2022, gross realized gains on sales of investment securities were $18 thousand and gross realized losses on sales of investment securities were $187 thousand.
At December 31, 2024 and 2023, the book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase and certain lines of credit with correspondent banks was $0.4 billion and $2.1 billion, respectively, which were well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Note 4 – Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets. HFI Loans, net of unamortized net deferred fees, at December 31, 2024 and 2023 are summarized by portfolio segment as follows:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,183,341	15%	$1,473,766	18%
PPP loans	287	—%	528	—%
Income producing - commercial real estate	4,064,846	51%	4,094,614	51%
Owner occupied - commercial real estate	1,269,669	16%	1,172,239	15%
Real estate mortgage - residential	50,535	1%	73,396	1%
Construction - commercial and residential	1,210,763	15%	969,766	12%
Construction - C&I (owner occupied)	103,259	1%	132,021	2%
Home equity	51,130	1%	51,964	1%
Other consumer	1,058	—	401	—
Total loans	7,934,888	100%	7,968,695	100%
Less: allowance for credit losses	(114,390)		(85,940)
Net loans (1)	$7,820,498		$7,882,755
(1)Excludes accrued interest receivable of $42.9 million and $45.3 million at December 31, 2024 and 2023, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees and costs were $18.8 million and $27.0 million at December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, the Bank serviced $63.7 million and $328.0 million, respectively, of SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets. During the year ended December 31, 2024, the Company sold the remaining servicing rights to all FHA loans for net proceeds of $4.8 million and a gain on sale of $1.5 million.
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
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.8 billion at December 31, 2024. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 59% of the outstanding ADC loan portfolio at December 31, 2024. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following table details activity in the ACL by portfolio segment for the years ended December 31, 2024, 2023 and 2022. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction -Commercial and Residential	Construction - C&I (Owner Occupied)	Home Equity	Other Consumer	Total
Year Ended December 31, 2024
Allowance for credit losses:
Balance at beginning of year	$17,824	$40,050	$14,333	$861	$10,198	$1,992	$657	$25	$85,940
Loans charged-off	(4,906)	(30,284)	(3,800)	—	(129)	—	—	(88)	(39,207)
Recoveries of loans previously charged-off	373	185	94	—	—	—	—	—	652
Net loans (charged-off) and recovered	(4,533)	(30,099)	(3,706)	—	(129)	—	—	(88)	(38,555)
Provision for (reversal of) credit losses	6,099	45,234	12,027	(251)	4,516	(710)	(4)	94	67,005
Ending balance	$19,390	$55,185	$22,654	$610	$14,585	$1,282	$653	$31	$114,390

Year Ended December 31, 2023
Allowance for credit losses:
Balance at beginning of year	$15,655	$35,688	$12,702	$969	$7,195	$1,606	$555	$74	$74,444
Loans charged-off	(2,020)	(11,817)	—	—	(5,636)	—	—	(50)	(19,523)
Recoveries of loans previously charged-off	576	—	55	—	36	—	—	6	673
Net loans (charged-off) and recovered	(1,444)	(11,817)	55	—	(5,600)	—	—	(44)	(18,850)
Provision for (reversal of) credit losses	3,613	16,179	1,576	(108)	8,603	386	102	(5)	30,346
Ending balance	$17,824	$40,050	$14,333	$861	$10,198	$1,992	$657	$25	$85,940

Year Ended December 31, 2022
Allowance for credit losses:
Balance at beginning of year	$14,475	$38,287	$12,146	$449	$7,094	$2,005	$474	$35	$74,965
Loans charged-off	(1,561)	(1,355)	—	—	—	—	—	(79)	(2,995)
Recoveries of loans previously charged-off	713	25	—	—	1,627	—	—	6	2,371
Net loans (charged-off) and recovered	(848)	(1,330)	—	—	1,627	—	—	(73)	(624)
Provision for (reversal of) credit losses	2,028	(1,269)	556	520	(1,526)	(399)	81	112	103
Ending balance	$15,655	$35,688	$12,702	$969	$7,195	$1,606	$555	$74	$74,444
The following table presents the amortized cost basis of collateral-dependent HFI loans by portfolio segment as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Business/Other Assets	Real Estate	Business/Other Assets	Real Estate
Commercial	$1,214	$1,125	$1,674	$1,240
Income-producing-commercial real estate	880	167,574	1,754	39,172
Owner occupied - commercial real estate	—	37,746	—	19,836
Real estate mortgage- residential	—	—	—	1,692
Construction - commercial and residential	—	—	—	525
Home equity	—	303	—	242
Other consumer	—	—	—	—
Total	$2,094	$206,748	$3,428	$62,707

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

The Company's credit quality indicators are generally updated annually, however, credits rated "Special Mention" or below are reviewed more frequently. Based on the most recent analysis performed, the amortized cost basis of HFI loans, as of December 31, 2024 and 2023, by risk category, class and year of origination, along with any charge-offs that were recorded in the applicable loan segment, if applicable, were as follows:

(dollars in thousands)	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
December 31, 2024
Commercial:
Pass	$132,595	$26,775	$133,400	$110,439	$89,608	$104,927	$513,645	$4,394	$1,115,783
Special Mention	7,828	3,479	—	—	—	—	18,384	—	29,691
Substandard	11,404	3,713	2,128	519	—	—	12,223	7,880	37,867
Total	151,827	33,967	135,528	110,958	89,608	104,927	544,252	12,274	1,183,341
YTD gross charge-offs	(4,350)	—	—	—	—	—	(506)	(50)	(4,906)
PPP loans:
Pass	—	—	287	—	—	—	—	—	287
Income producing - commercial real estate:
Pass	1,442,246	176,268	626,527	680,822	276,731	151,535	216,363	29,243	3,599,735
Special Mention	74,251	91,643	—	20,600	—	—	—	—	186,494
Substandard	266,309	1,808	—	—	—	—	10,500	—	278,617
Total	1,782,806	269,719	626,527	701,422	276,731	151,535	226,863	29,243	4,064,846
YTD gross charge-offs	(29,898)	(386)	—	—	—	—	—	—	(30,284)
Owner occupied - commercial real estate:
Pass	622,258	57,611	219,162	39,221	138,860	69,623	299	—	1,147,034
Special Mention	23,658	—	—	—	—	—	—	—	23,658
Substandard	96,634	1,248	—	1,095	—	—	—	—	98,977
Total	742,550	58,859	219,162	40,316	138,860	69,623	299	—	1,269,669
YTD gross charge-offs	(3,800)	—	—	—	—	—	—	—	(3,800)
Real estate mortgage - residential:
Pass	20,080	2,435	9,972	12,181	5,867	—	—	—	50,535
Total	20,080	2,435	9,972	12,181	5,867	—	—	—	50,535
YTD gross charge-offs									—
Construction - commercial and residential:
Pass	26,739	38,385	199,933	595,496	202,577	7,588	124,508	—	1,195,226
Special Mention	—	—	4,964	—	—	—	—	—	4,964
Substandard	5,683	—	4,890	—	—	—	—	—	10,573
Total	32,422	38,385	209,787	595,496	202,577	7,588	124,508	—	1,210,763
YTD gross charge-offs	(129)	—	—	—	—	—	—	—	(129)
Construction - C&I (owner occupied):
Pass	6,063	24,632	—	36,544	8,458	26,730	832	—	103,259
Home equity
Pass	1,366	71	35	116	—	—	48,443	765	50,796
Substandard	59	—	222	—	—	—	53	—	334
Total	1,425	71	257	116	—	—	48,496	765	51,130
YTD gross charge-offs									—
Other consumer
Pass	3	—	—	—	—	49	1,006	—	1,058
YTD gross charge-offs	(70)	—	—	—	—	—	(17)	(1)	(88)
Total Recorded Investment	$2,737,176	$428,068	$1,201,520	$1,497,033	$722,101	$360,452	$946,256	$42,282	$7,934,888
Total YTD gross charge-offs	$(38,247)	$(386)	$—	$—	$—	$—	$(523)	$(51)	$(39,207)

(dollars in thousands)	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
December 31, 2023
Commercial:
Pass	$157,563	$48,524	$39,133	$194,555	$149,320	$191,889	$623,684	$5,207	$1,409,875
Special Mention	1,415	—	—	—	—	—	2,259	—	3,674
Substandard	13,797	58	10,337	1,509	222	—	33,670	624	60,217
Total	172,775	48,582	49,470	196,064	149,542	191,889	659,613	5,831	1,473,766
YTD gross charge-offs	(885)	—	—	—	—	—	—	(1,135)	(2,020)
PPP loans:
Pass	—	—	—	528	—	—	—	—	528
Income producing - commercial real estate:
Pass	1,257,937	326,999	328,743	517,957	732,291	327,126	263,317	1,845	3,756,215
Special Mention	84,585	44,424	6,740	—	—	—	—	—	135,749
Substandard	139,961	62,689	—	—	—	—	—	—	202,650
Total	1,482,483	434,112	335,483	517,957	732,291	327,126	263,317	1,845	4,094,614
YTD gross charge-offs	(11,817)	—	—	—	—	—	—	—	(11,817)
Owner occupied - commercial real estate:
Pass	534,525	103,034	35,385	202,776	41,907	125,934	673	55	1,044,289
Special Mention	54,288	13,348	—	—	—	—	—	—	67,636
Substandard	37,167	—	1,274	—	—	—	—	21,873	60,314
Total	625,980	116,382	36,659	202,776	41,907	125,934	673	21,928	1,172,239
Real estate mortgage - residential:
Pass	22,877	7,545	2,186	15,967	14,756	5,895	—	—	69,226
Substandard	4,170	—	—	—	—	—	—	—	4,170
Total	27,047	7,545	2,186	15,967	14,756	5,895	—	—	73,396
Construction - commercial and residential:
Pass	30,619	3,440	45,739	251,038	419,393	87,400	124,013	—	961,642
Substandard	8,124	—	—	—	—	—	—	—	8,124
Total	38,743	3,440	45,739	251,038	419,393	87,400	124,013	—	969,766
YTD gross charge-offs	(136)	(5,500)	—	—	—	—	—	—	(5,636)
Construction - C&I (owner occupied):
Pass	18,551	4,265	56,361	618	33,237	12,619	6,370	—	132,021
Home equity:
Pass	1,590	—	87	151	118	—	49,035	643	51,624
Substandard	—	36	—	—	—	—	62	242	340
Total	1,590	36	87	151	118	—	49,097	885	51,964
Other consumer:
Pass	1	—	—	—	46	—	354	—	401
Total	1	—	—	—	46	—	354	—	401
YTD gross charge-offs	(50)	—	—	—	—	—	—	—	(50)
Total Recorded Investment	$2,367,170	$614,362	$525,985	$1,185,099	$1,391,290	$750,863	$1,103,437	$30,489	$7,968,695
Total YTD gross charge-offs	$(12,888)	$(5,500)	$—	$—	$—	$—	$—	$(1,135)	$(19,523)
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

The following table presents, by portfolio segment, information related to the amortized cost basis of nonaccrual HFI loans as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial	$1,439	$609	$2,048	$1,002	$1,047	$2,049
Income producing - commercial real estate	47,224	121,230	168,454	40,926	—	40,926
Owner occupied - commercial real estate	642	37,102	37,744	19,836	—	19,836
Real estate mortgage - residential	—	157	157	—	1,946	1,946
Construction- commercial and residential	—	—	—	—	525	525
Home equity	303	—	303	242	—	242
Other consumer	—	—	—	—	—	—
Total (1)	$49,608	$159,098	$208,706	$62,006	$3,518	$65,524
(1)Gross coupon interest income of $8.8 million, $4.2 million and $558 thousand would have been recorded for years ended December 31, 2024, 2023 and 2022, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $4.1 million, $1.5 million and $17 thousand for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.
The following table presents, by portfolio segment, an aging analysis and the recorded investments in HFI loans past due as of December 31, 2024 and 2023:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
December 31, 2024
Commercial	$5,121	$3,759	$—	$8,880	$1,172,413	$2,048	$1,183,341
PPP loans	—	—	—	—	287	—	287
Income producing - commercial real estate	13,804	—	—	13,804	3,882,588	168,454	4,064,846
Owner occupied - commercial real estate	2,968	—	—	2,968	1,228,957	37,744	1,269,669
Real estate mortgage – residential	—	—	—	—	50,378	157	50,535
Construction - commercial and residential	—	1,031	—	1,031	1,209,732	—	1,210,763
Construction - C&I (owner occupied)	—	—	—	—	103,259	—	103,259
Home equity	52	—	—	52	50,775	303	51,130
Other consumer	28	—	—	28	1,030	—	1,058
Total	$21,973	$4,790	$—	$26,763	$7,699,419	$208,706	$7,934,888
December 31, 2023
Commercial	$985	$7,048	$—	$8,033	$1,463,684	$2,049	$1,473,766
PPP loans	—	—	—	—	528	—	528
Income producing - commercial real estate	—	—	—	—	4,053,688	40,926	4,094,614
Owner occupied - commercial real estate	1,274	—	—	1,274	1,151,129	19,836	1,172,239
Real estate mortgage – residential	2,089	—	—	2,089	69,361	1,946	73,396
Construction - commercial and residential	2,056	—	—	2,056	967,185	525	969,766
Construction - C&I (owner occupied)	—	—	—	—	132,021	—	132,021
Home equity	197	—	—	197	51,525	242	51,964
Other consumer	—	—	—	—	401	—	401
Total	$6,601	$7,048	$—	$13,649	$7,889,522	$65,524	$7,968,695

Loan Modifications for Borrowers Experiencing Financial Difficulty
The Company evaluates all loan modifications according to the accounting guidance to determine if the modification results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulties that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Modifications with terms not as favorable to the Company as the terms for comparable loans to other customers with similar collection risk who are not refinancing or restructuring a loan with the Company and which have a direct impact on cash flows are considered modified loans to borrowers experiencing financial difficulty.
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

The following table presents the amortized cost basis as of December 31, 2024 and 2023, and the financial effect of HFI loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023:

(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Principal Payment Delay and Interest Rate Reduction	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension (1)	Weighted Average Interest Rate Reduction (2)
December 31, 2024
Commercial	$27,249	$28,576	$7,728	$—	$63,553	5.3%	13 months	1.63%
Income producing - commercial real estate	25,290	288,111	—	3,514	316,915	7.8%	8 months	3.59%
Owner occupied - commercial real estate	870	—	—	—	870	0.1%	12 months	—%
Construction - commercial and residential	—	20,454	—	—	20,454	1.7%	9 months	—%
Total	$53,409	$337,141	$7,728	$3,514	$401,792

December 31, 2023
Commercial	$14,182	$21,003	$—	$—	$35,185	2.4%	11 months	—%
Income producing - commercial real estate	7,191	62,356	—	106,256	175,803	4.3%	16 months	2.56%
Owner occupied - commercial real estate	—	19,127	—	—	19,127	1.6%	9 months	—%
Construction - commercial and residential	7,095	—	—	—	7,095	0.7%	12 months	—%
Total	$28,468	$102,486	$—	$106,256	$237,210
(1)For loans that received multiple modifications during the year, weighted average term and principal payment extensions were calculated based on the aggregate impact of the extensions received during the period.
(2)The weighted average is calculated based on the total amortized cost of loans, at the year-end, that received interest rate reduction modifications during the year.
The following table presents the performance of HFI loans modified during the prior twelve months to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023:

	December 31, 2024
	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
Commercial	$58,169	$5,384	$—	$—
Income producing - commercial real estate	185,185	—	—	131,730
Owner occupied - commercial real estate	870	—	—	—
Construction - commercial and residential	20,454	—	—	—
Total	$264,678	$5,384	$—	$131,730

	December 31, 2023
	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
Commercial	$30,790	$4,395	$—	$—
Income producing - commercial real estate	137,252	—	—	38,551
Owner occupied - commercial real estate	—	—	—	19,127
Construction - commercial and residential	7,095	—	—	—
Total	$175,137	$4,395	$—	$57,678
The Company monitors loan payments on performing and nonperforming loans on an on-going basis to determine if a loan is considered to have a payment default. To determine the existence of a payment default, the Company analyzes the economic conditions that exist for each borrower and their ability to generate positive cash flow during a given loan's term.
The following table presents the amortized cost basis of HFI loans that were experiencing payment default at December 31, 2024 and 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

	December 31, 2024
	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction
Commercial	$5,384	$—	$—
Income producing - commercial real estate	—	131,730	—
Owner occupied - commercial real estate	—	—	—
Construction - commercial and residential	—	—	—
Total	$5,384	$131,730	$—

	December 31, 2023
	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction
Commercial	$4,395	$—	$—
Income producing - commercial real estate	—	—	38,551
Owner occupied - commercial real estate	—	19,127	—
Total	$4,395	$19,127	$38,551
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
The following table summarizes the activity of loans outstanding to borrowers with relationships to related parties in 2024 and 2023:

(dollars in thousands)	2024	2023
Balance at January 1,	$836	$119,198
Additions	—	283
Repayments	(534)	(44,645)
Removals due to changes in related party status	—	(74,000)
Balance at December 31,	$302	$836
Note 5 – Premises and Equipment
Premises and equipment include the following at December 31:

(dollars in thousands)	2024	2023
Leasehold improvements	$28,566	$29,042
Furniture, fixtures and equipment	19,625	19,600
Less: accumulated depreciation and amortization	(40,497)	(38,453)
Total premises and equipment, net	$7,694	$10,189
Total depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 was $2.8 million, $3.4 million and $3.2 million, respectively.
Note 6 – Leases
The Company accounts for leases in accordance with ASC Topic 842. A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee comprise real estate for branch offices, ATM locations and corporate office space. Substantially all of our leases are classified as operating leases and are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in the consolidated balance sheets.
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
As of December 31, 2024 and December 31, 2023, the Company had $18.5 million and $19.1 million of operating lease ROU assets respectively, and $23.8 million and $23.2 million of operating lease liabilities respectively, on the Company’s Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.
The leases contain options to extend or terminate the lease, which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and lease liabilities.
As of December 31, 2024, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations.
During the year ended December 31, 2024, the Company entered into a new lease agreement for its headquarters in Bethesda, MD, which is further discussed below. The Company also extended two existing leases, one each in Maryland and District of Columbia, and one additional lease expired during the same period.

The following table presents lease costs and other lease information.

	Years Ended December 31,
(dollars in thousands)	2024		2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$6,124		$6,590
Variable lease cost (cost excluded from lease payments)	694		1,000
Sublease income	(40)		(119)
Net lease cost	$6,778		$7,471

Operating lease - operating cash flows (fixed payments)	$6,524		$7,198

(dollars in thousands)	December 31, 2024		December 31, 2023
Right-of-use assets - operating leases	$18,494		$19,129
Operating lease liabilities	$23,815		$23,238
Weighted average lease term - operating leases	6.78	yrs	4.93	yrs
Weighted average discount rate - operating leases	3.03%		2.78%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2024 were as follows:

(dollars in thousands)
Twelve months ended:
December 31, 2025	$5,688
December 31, 2026	3,406
December 31, 2027	3,456
December 31, 2028	3,054
December 31, 2029	2,618
Thereafter	8,547
Total future minimum lease payments	26,769
Amounts representing interest	(2,954)
Present value of net future minimum lease payments	$23,815
Recognizing the connection between high-quality and high-performing workplaces coupled with a desire to maintain a strong presence in the community we serve, EagleBank has entered into a long-term lease agreement to relocate its corporate headquarters to 7500 Old Georgetown Road in downtown Bethesda, MD in 2025. The lease commencement date is January 1, 2025, and matures on July 31, 2037.

Note 7 – Goodwill and Intangible Assets
Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

(dollars in thousands)	Net Intangible Assets	Additions	Accumulated Amortization	Impairment	Net Intangible Assets
December 31, 2024:
Goodwill	$104,168	$—	$—	$(104,168)	$—
Excess servicing (1)	37	—	(21)	—	16
Non-compete agreements	720	—	(720)	—	—
Total	$104,925	$—	$(741)	$(104,168)	$16
December 31, 2023:
Goodwill	$104,168	$—	$—	$—	$104,168
Excess servicing (1)	65	—	(28)	—	37
Non-compete agreements	—	1,234	(514)	—	720
Total	$104,233	$1,234	$(542)	$—	$104,925
(1)The Company recognizes a servicing asset for the computed value of servicing fees on the sale of multifamily FHA loans and the sale of the guaranteed portion of SBA loans. Assumptions related to loan terms and amortization are made to arrive at the initial recorded values, which are included in other assets. The Company has suspended its origination and selling activities in multifamily FHA loans, and therefore, as of December 31, 2024, the Company had no unamortized excess servicing assets for multifamily FHA loans.
The aggregate amortization expense was $741 thousand, $542 thousand and $89 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.
During the second quarter ended June 30, 2024, Management determined that a triggering event had occurred as a result of the share price trading under book value for more than four quarters due to changes in macroeconomic conditions and market volatility in the financial markets and the banking industry due to the impact from rising interest rates. As a result of the triggering event, the Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company in the second quarter of 2024. The resulting calculations indicated that the fair value did not exceed the carrying amount of the Company's only reporting unit as of May 31, 2024 which resulted in a determination that goodwill had become fully impaired. The goodwill impairment charge of $104.2 million reduced fully the carrying value of the Company's goodwill as of May 31, 2024. The impaired goodwill is primarily related to the acquisition of the Virginia Heritage Bank in October 2014. The impairment charge did not impact our cash flows, liquidity ratios, core operating performance, or regulatory capital ratios.
Note 8 – Other Real Estate Owned
The activity within OREO for the years ended December 31, 2024 and 2023 is presented in the table below. There were no properties in the process of foreclosure as of December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023, there were two sales of OREO during each year.

	Years Ended December 31,
(dollars in thousands)	2024	2023
Beginning Balance	$1,108	$1,962
Real estate acquired from borrowers	2,370	—
Properties sold	(735)	(854)
Ending Balance	$2,743	$1,108

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
Cash Flow Hedges of Interest Rate Risk
The Company historically utilized interest rate swaptions, accounted for as cash flow hedges, to protect itself against adverse fluctuations in interest rates on a forecasted issuance of debt. During the year ended December 31, 2024, the Company terminated its interest rate swaption contracts and discontinued the associated hedging relationship. The amount in accumulated other comprehensive income (loss) related to the swaption contracts is being amortized over the remainder of the hedged transaction. The Company expects to reclassify the remaining $24 thousand out of accumulated other comprehensive loss over the next year as a reduction of interest expense.

Interest Rate Products
Interest rate derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate caps and swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings (loss).

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
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate derivatives. The Company monitors counterparty risk in accordance with the provisions of ASC 815, "Derivatives and Hedging." In addition, the interest rate derivative agreements contain language outlining collateral-pledging requirements for each counterparty. At December 31, 2024, the Company had posted $17.4 million of cash collateral with other financial institutions and held $30.5 million of cash collateral on behalf of other financial institutions.
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

The table below identifies the balance sheet category and fair value of the Company’s derivative instruments as of December 31, 2024 and 2023. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement at December 31, 2024, it could have been required to settle its obligations under the agreement at the termination value.

	December 31, 2024			December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives in an asset position:
Derivatives designated as hedging instruments:
Interest rate product	$—	$—	Other Assets	$300,000	$374	Other Assets

Derivatives not designated as hedging instruments:
Interest rate product	697,086	31,592	Other Assets	651,429	30,288	Other Assets
Credit risk participation agreements	49,480	—	Other Liabilities	49,480	3	Other Assets
	746,566	31,592		700,909	30,291
Total derivatives in an asset position	$746,566	$31,592		$1,000,909	$30,665

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate product	$697,086	$29,110	Other Liabilities	$654,757	$30,555	Other Liabilities
The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the years ended December 31, 2024, 2023 and 2022.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
	Amount of Gain (Loss) Recognized in OCI			Location of Gain (Loss) Recognized from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(dollars in thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
Year ended December 31, 2024:
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	Interest expense	$32	$32	$—

Year ended December 31, 2023
Derivatives in cash flow hedging relationships:
Interest rate products	$(256)	$—	$(256)	Interest expense	$(14)	$—	$(14)

Year ended December 31, 2022
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	Interest expense	$—	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022.

The Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations
	Year Ended Years Ended
	2024	2023	2022
(dollars in thousands)	Interest Expense	Interest Expense	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$32	$(14)	$—

The effect of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate products:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss)	$32	$(14)	$—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss) - included component	$32	$—	$—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss) - excluded component	$—	$(14)	$—

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Year Ended Years Ended
		2024	2023	2022
Derivatives Not Designated as Hedging Instruments under ASC 815-20:
Interest rate products	Other income / (expense)	$1,940	$2,712	$3,057
Mortgage banking derivatives	Other income	—	—	671
Total		$1,940	$2,712	$3,728
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

Note 10 – Deposits
The following table provides information regarding the Bank’s deposit composition at December 31, 2024 and 2023 as well as the average rate being paid on interest bearing deposits for the month of December 2024 and 2023.

	December 31,
(dollars in thousands)	2024	2023
Noninterest-bearing demand	$1,544,403	$2,279,081
Interest-bearing transaction	1,211,791	997,448
Savings and money market	3,599,221	3,314,043
Time deposits	2,775,663	2,217,467
Total	$9,131,078	$8,808,039

The remaining maturity of time deposits at December 31, 2024 and 2023 were as follows:

(dollars in thousands)	2024	2023
2024	$—	$1,445,395
2025	2,210,348	576,379
2026	513,984	180,384
2027	8,392	5,482
2028	10,556	9,827
2029	32,383	—
Thereafter	—	—
Total	$2,775,663	$2,217,467

(dollars in thousands)	2024	2023
Three months or less	$337,671	$342,552
More than three months through six months	578,371	544,230
More than six months through twelve months	1,294,306	558,613
Over twelve months	565,315	772,072
Total	$2,775,663	$2,217,467
Interest expense on deposits for the years ended December 31, 2024, 2023 and 2022 was as follows:

(dollars in thousands)	2024	2023	2022
Interest-bearing transaction	$60,573	$46,140	$6,721
Savings and money market	139,539	132,374	65,777
Time deposits	120,309	79,030	10,763
Total	$320,421	$257,544	$83,261
Related Party deposits totaled $28.6 million and $33.1 million at December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, time deposit accounts in excess of $250 thousand were as follows:

(dollars in thousands)	2024	2023
Three months or less	$189,817	$119,880
More than three months through six months	387,849	318,353
More than six months through twelve months	710,021	368,103
Over twelve months	421,530	726,758
Total	$1,709,217	$1,533,094
At December 31, 2024, total brokered deposits were $4.0 billion, or 44% of total deposits, of which $1.4 billion were attributable to the Certificates of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep ("ICS") two-way accounts. At December 31, 2023, total brokered deposits (which did not include the CDARS and ICS two-way) were $2.5 billion, or 29% of total deposits.

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
The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company accounts for its affordable housing tax credit investments using the proportional amortization method. The Company’s net affordable housing tax credit investments were $41.9 million and related unfunded commitments were $21.0 million as of December 31, 2024 and are included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets. For tax purposes, the Company recognized low income housing tax credits of $5.8 million, $5.6 million and $5.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, and low income housing investment expense of $5.4 million, $4.3 million and $3.7 million, respectively. The Company recognizes low income housing investment expenses as a component of income tax expense.
As of December 31, 2024, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
Years Ended December 31:
2025	$15,110
2026	4,576
2027	193
2028	359
2029	306
Thereafter	429
Total unfunded commitments	$20,973

Note 12 – Borrowings
The following table summarizes the Company’s borrowings, which include repurchase agreements with the Company’s customers and borrowings at December 31, 2024 and 2023:

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)(2)	Maturity Dates	Interest Rates (4)
December 31, 2024:
Customer repurchase agreements	$33,157	$—	$33,157	$—	N/A	2.67%

Short-term borrowings:
Secured borrowings:
FHLB	490,000	—	490,000	874,270	Various(3)	4.81%
FRB:
Discount window	—	—	—	1,800,646	N/A	N/A
Subordinated notes	—	—	—	—	N/A	N/A
Total	490,000	—	490,000	2,674,916

Long-term borrowings:
Senior notes	77,665	(1,557)	76,108	—	September 30, 2029	10.00%
Total borrowings	$600,822	$(1,557)	$599,265	$2,674,916

December 31, 2023:
Customer repurchase agreements	$30,587	$—	$30,587	$—	N/A	3.42%

Short-term borrowings:
Secured borrowings:
FHLB	—	—	—	1,271,846	N/A	N/A
FRB:
BTFP	1,300,000	—	1,300,000	598,870	March 22, 2024	4.53%
Discount window	—	—	—	601,504	N/A	N/A
Raymond James repurchase agreement	—	—	—	17,993	N/A	N/A
Subordinated notes	70,000	(82)	69,918	—	September 1, 2024	5.75%
Total	1,370,000	(82)	1,369,918	2,490,213

Long-term borrowings:
Senior notes	—	—	—	—	N/A	N/A
Total borrowings	$1,400,587	$(82)	$1,400,505	$2,490,213
(1)Available capacity on the Company's borrowings arrangements with the FHLB, the FRB and the Raymond James repurchase line comprise pledged collateral that has not been borrowed against. At December 31, 2024, the Company had total additional undrawn borrowing capacity of approximately $4.0 billion, comprising unencumbered securities available to be pledged of approximately $1.3 billion and undrawn financing on pledged assets of $2.7 billion.
(2)As part of the Company's agreement governing its participation in the BTFP program and the Raymond James repurchase agreement, the borrowing capacity is determined based on the principal balance of the pledged assets.
(3)FHLB borrowing of $250.0 million matures January 31, 2025 while the remaining $240.0 million matures April 1, 2025.
(4)Represent the weighted average interest rate on customer repurchase agreements, borrowings outstanding and the coupon interest rate on the subordinated notes, which approximates the effective interest rate.
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

The Bank can purchase up to $145 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2024 and can place brokered funds under one-way CDARS and ICS deposits in the amount of $1.1 billion, against which there was $73.4 million outstanding at December 31, 2024. The Bank also had $894.7 million of brokered deposits placed with the Insured Network Deposits ("IND") program from IntraFi Network, LLC ("IntraFi") at December 31, 2024.
At December 31, 2024, the Bank was also eligible to take advances from the FHLB up to $1.4 billion based on collateral at the FHLB, of which there was $490.0 million outstanding at December 31, 2024. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank. This facility, which amounts to approximately $1.8 billion, is collateralized with specific loan assets pledged to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only. The contractual maturity dates on FHLB secured borrowings represent the maturity dates of current advances and are not evidence of a termination date on the line.
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
Borrowings are funded based on a percentage of the principal of eligible collateral posted, as defined within the terms of the program. Interest is payable at a fixed rate over the term of the borrowing and there are no prepayment penalties. The Federal Reserve announced in January 2024 that the BTFP would stop originating new loans on March 11, 2024, as scheduled. The Federal Reserve also modified the terms of the program so that the interest rate for new loans will be no lower than the interest rate on reserve balances in effect on the day the loan is made. In January 2024, the Company borrowed an additional $500.0 million through the BTFP and refinanced $500.0 million under the program, both at an interest rate of 4.76% and with maturity dates of January 2025. The Company repaid $500.0 million in November 2024, and the remaining $500.0 million was repaid in December 2024.
Senior Notes
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes" or "Original Notes"). At December 31, 2024, the carrying value of these 2029 Senior Notes was $76.1 million which reflected $1.6 million in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.
In connection with the issuance of the 2029 Senior Notes, the Company also entered into a registration rights agreement dated September 30, 2024 with the purchasers of the 2029 Senior Notes (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company filed an exchange offer registration statement with the SEC to exchange the Senior Notes for substantially identical notes registered under the Securities Act (the "Exchange Notes"). The terms of the Exchange Notes are identical to the terms of the Original Notes, except that the transfer restrictions and registration rights applicable to the Original Notes do not apply to the Exchange Notes. The Company completed the exchange offer on January 16, 2025.
Subordinated Notes
On August 5, 2014, the Company completed the sale of $70 million of its 5.75% subordinated notes, which matured and were fully repaid in September 2024. These subordinated notes were offered to the public at par, and qualified as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements, and were fully phased out of regulatory capital as of December 31, 2023 as they approached maturity.

Note 13 – Income Taxes
Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2024	2023	2022
Current federal income tax expense	$9,897	$25,291	$37,182
Current state income tax expense	4,297	5,072	5,008
Total current tax expense	14,194	30,363	42,190

Deferred federal income tax (benefit) expense	2,823	(2,966)	3,532
Deferred state income tax (benefit) expense	(222)	(411)	3,028
Total deferred tax (benefit) expense	2,601	(3,377)	6,560

Total income tax expense	$16,795	$26,986	$48,750
The Company had net deferred tax assets (deferred tax assets in excess of deferred tax liabilities) of $91.5 million and $86.6 million for the years ended at December 31, 2024 and 2023, respectively, which related primarily to our unrealized losses on securities, allowance for credit losses, and loan origination fees. Management believes it is more likely than not that all of the deferred tax assets will be realized with the exception of certain state net operating losses.
Temporary timing differences between the amounts reported in the Consolidated Financial Statements and the tax bases of assets and liabilities result in deferred taxes. The table below summarizes significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Deferred tax assets
Allowance for credit losses	$27,998	$21,281
Deferred loan fees and costs	4,551	6,372
Unrealized loss on securities available-for-sale	34,656	39,671
Unrealized loss on securities held-to-maturity	10,160	11,725
LIHTC and ITC Tax Credits	5,793	—
Leases	5,774	5,713
Supplemental executive retirement and death benefit agreements	2,075	2,066
Stock-based compensation	1,785	2,003
Premises and equipment	217	—
Unrealized loss on interest rate swap derivatives	—	59
Net operating loss	8,104	7,964
Other assets	3,549	2,669
Gross deferred tax assets	104,662	99,523
Valuation allowances	(7,715)	(7,428)
Total deferred tax assets	96,947	92,095

Deferred tax liabilities
Leases	(4,483)	(4,703)
Interest Rate Swaps & Derivatives	(602)	—
Excess servicing	—	(561)
Premises and equipment	—	(211)
Other liabilities	(390)	—
Total deferred tax liabilities	(5,475)	(5,475)
Net deferred income tax assets	$91,472	$86,620

As of December 31, 2024. the Company has $2.2 million of federal net operating loss carryforward in conjunction with the Fidelity & Trust Financial Corporation acquisition, that is subject to annual limits under Section 382 of the Internal Revenue Code and expires in 2027. The Company has concluded, based on the weight of available positive and negative evidence, a portion of its state net operating loss deferred tax asset is not more likely than not to be realized and accordingly, a valuation allowance of $7.7 million and $7.4 million is carried as of December 31, 2024 and 2023, respectively.
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2024, 2023 and 2022 follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.00%	21.00%	21.00%
Increase (decrease) due to:
State income taxes	(10.53)%	2.75%	3.28%
Goodwill Impairment	(72.34)%	—%	—%
Tax credits, net of amortization (1)	11.37%	(1.32)%	(0.80)%
Tax-exempt interest and dividend income	4.39%	(1.75)%	(0.85)%
Bank owned life insurance	2.00%	(0.58)%	(0.33)%
Stock-based compensation expense	(3.07)%	0.22%	(0.08)%
Change in unrecognized tax benefits	(3.63)%	—%	—%
Return to provision and prior period adjustments	(3.83)%	(0.24)%	1.33%
Non-deductible fines and penalties	—%	—%	2.54%
Other	(0.90)%	1.08%	(0.39)%
Effective tax rate	(55.54)%	21.16%	25.70%
(1) Includes low income housing tax credit proportional amortization expense, net of tax of $5.7 million, $5.4 million and $5.3 million, in 2024, 2023 and 2022 respectively.
Unrecognized tax benefits ("UTBs") for the years ended December 31, 2024, 2023, and 2022, were $6.6 million, $0 and $0, respectively. The following table details the change in unrecognized tax benefits ("UTBs") for 2024:

Year Ended December 31,
(dollars in thousands)	2024
Balance at beginning of year	$—
Gross increases - tax positions related to prior periods	6,254
Gross decreases - tax positions related to prior periods	—
Gross increases - tax positions related to the current period	296
Settlements with tax authorities	—
Lapse of statute of limitations	—
Balance at end of year	$6,550
Included in the balance of UTBs as of December 31, 2024, 2023, and 2022, are $4.1 million, $0, and $0, respectively, of tax benefits that, if recognized, would affect the ETR. Also, included in the balance of UTBs are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction.
We recognize interest accrued related to UTBs and penalties in other noninterest expense. We accrued no penalties and interest of $0.2 million during 2024 and in total, as of December 31, 2024.
It is reasonably possible that a decrease of up to $5.2 million in UTBs related to state exposures may be necessary within the next 12 months, since resolved items will be removed from the balance whether their resolution results in refund or recognition.
The Company’s federal income tax returns are open and subject to examination from the 2021 tax return year and forward. The Company’s state income tax returns are generally open from the 2020 and later tax return years based on individual state statutes of limitations. There are currently no examinations in process as of December 31, 2024.

Note 14 – Net Income (Loss) per Common Share
The calculation of net income (loss) per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2024	2023	2022
Basic:
Net income (loss)	$(47,035)	$100,534	$140,930
Average common shares outstanding	30,157	30,346	32,004
Basic net income (loss) per common share	$(1.56)	$3.31	$4.40

Diluted:
Net income (loss)	$(47,035)	$100,534	$140,930
Average common shares outstanding	30,157	30,346	32,004
Adjustment for common share equivalents	—	47	74
Average common shares outstanding-diluted	30,157	30,393	32,078
Diluted net income (loss) per common share (1)	$(1.56)	$3.31	$4.39

Anti-dilutive shares	75	3	3
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
Note 15 – Related Party Transactions
The EagleBank Foundation, a 501(c)(3) non-profit, seeks to improve the well-being of our community by providing financial support to local charitable organizations that help foster and strengthen vibrant, healthy, cultural and sustainable communities. The Company paid $180 thousand, $143 thousand and $113 thousand to the EagleBank Foundation for the years ended December 31, 2024, 2023 and 2022, respectively, which were recorded in other expenses on the Consolidated Statements of Operations.
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
In February 2024, the Company awarded senior officers a targeted number of 150,570 performance vested restricted stock units (“PRSUs”). The vesting of PRSUs is 100% after three years with payouts based on threshold, target or maximum average performance targets over a three year period. There are two performance metrics: 1) total shareholder's return; and 2) return on average assets. In February 2024, the 2021 performance award vested and no incremental shares were awarded.
For awards that are time vested, the shares typically vest over a period of one to three years beginning on the first anniversary of the date of grant. In the year ended December 31, 2024, the Company awarded the following time vested restricted stock to senior officers, directors and certain employees:

	December 31, 2024
Date of award	Number of shares	Number of Officers, Directors and Employees
February 2024	275,896	130
August 2024	4,290	2
September 2024	8,756	2
October 2024	20,483	1
November 2024	2,254	1
December 2024	689	1
The Company has unvested restricted stock awards and PRSU grants of 656,784 shares at December 31, 2024. Unrecognized stock based compensation expense related to restricted stock awards and PRSU grants totaled $8.8 million at December 31, 2024. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.87 years.
The following table summarizes the unvested restricted stock awards for performance for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024		2023		2022
Performance Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning	123,215	$44.74	129,855	$45.15	118,568	$44.71
Granted	150,570	18.47	71,003	40.50	37,775	53.97
Forfeited	(28,826)	40.96	(44,084)	40.29	(1,966)	55.76
Vested	(18,480)	47.57	(33,559)	44.60	(24,522)	55.76
Unvested at end	226,479	$27.53	123,215	$44.74	129,855	$45.15

The following table summarizes the unvested time vesting restricted stock awards for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024		2023		2022
Time Vested Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning	313,992	$49.08	302,148	$53.75	300,792	$46.24
Granted	312,368	23.22	190,256	44.16	166,471	59.72
Forfeited	(38,772)	36.18	(27,558)	51.57	(12,064)	53.10
Vested	(157,283)	49.41	(150,854)	51.76	(153,051)	45.54
Unvested at end	430,305	$31.35	313,992	$49.08	302,148	$53.75
Below is a summary of stock option activity for the years ended December 31, 2024, 2023 and 2022. The information excludes restricted stock units and awards.

	Years Ended December 31,
	2024		2023		2022
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning balance	2,500	$47.95	2,500	$47.95	5,789	$36.96
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(3,289)	28.60
Forfeited	—	—	—	—	—	—
Ending balance	2,500	$47.95	2,500	$47.95	2,500	$47.95
Exercisable end of year	2,500	$47.95	2,500	$47.95	1,666	$47.95
There were no grants of stock options during the years ended December 31, 2024, 2023 and 2022.
Grants of stock options have expected lives based on the "simplified" method allowed by ASC 718 "Compensation," whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.
There was no intrinsic value of outstanding stock options for both December 31, 2024 and 2023. The total fair value of stock options vested was $18 thousand for all three years ended December 31, 2024, 2023 and 2022. At December 31, 2024, there is no unrecognized stock-based compensation expense related to stock options.
Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Proceeds from stock options exercised	$—	$—	$97
Tax benefits realized from stock compensation	—	—	3
Intrinsic value of stock options exercised	—	—	98
Approved by shareholders in May 2021, the 2021 ESPP reserved 200,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2021 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $25,000 annually (not to exceed more than 10% of compensation per pay period). At December 31, 2024, the 2021 ESPP had 133,865 shares reserved for issuance.
Included in salaries and employee benefits in the accompanying Consolidated Statements of Operations, the Company recognized $9.6 million, $10.0 million and $6.0 million in stock-based compensation expense for 2024, 2023 and 2022, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 17 – Employee Benefit Plans
The Company has a qualified 401(k) Plan which covers all employees who have` reached the age of 18 years and have completed at least 1 month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is reviewed annually. For the years 2024, 2023 and 2022, the Company recognized $1.7 million, $1.7 million and $1.8 million in expense associated with this benefit, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.
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
The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million and two insurance carriers in 2019 totaling $2.6 million. These annuity contracts have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The cash surrender value of the annuity contracts was $12.7 million and $13.1 million at December 31, 2024 and 2023, respectively, and was included in other assets on the Consolidated Balance Sheets. For the years ended December 31, 2024, 2023 and 2022 the Company recorded benefit expense accruals of $410 thousand, $584 thousand and $513 thousand, respectively, for this post retirement benefit.
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
Loan commitments outstanding and lines and letters of credit at December 31, 2024 and 2023 are as follows:

(dollars in thousands)	2024	2023
Unfunded loan commitments	$1,318,133	$1,981,334
Unfunded lines of credit	88,305	98,614
Letters of credit	69,051	87,146
Total	$1,475,489	$2,167,094
As of December 31, 2024, the total reserve for unfunded commitments was $3.5 million as compared to $5.6 million at December 31, 2023 and is accounted for as a liability on the Consolidated Balance Sheets. See Note 1 of the Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.

Note 20 – Commitments and Contingent Liabilities
Under ASC 450, the Company accrues for a loss contingency when the loss is probable and reasonably estimable. The Company discloses the matter if a material loss is at least reasonably possible. Under ASC 450, a loss contingency is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely”, and a loss contingency is “remote” if “the chance of the future event or events occurring is slight.” We evaluate, on a quarterly basis, developments in legal proceedings with respect to accruals, as well as the estimated range of possible losses.
From time to time, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, including matters in which damages in various amounts are claimed, as well as regulatory and governmental investigations and inquiries that could result in penalties, fines or other sanctions against the Company. Based on information currently available, the Company does not believe that the liabilities (if any) resulting from such matters will have a material effect on the financial position or liquidity of the Company. However, considering inherent uncertainties involved in such matters, ongoing legal expenses or an adverse outcome in one or more of these matters could materially and adversely affect the Company's financial condition, results of operations or cash flows in any particular reporting period, as well as its reputation.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and common equity tier one capital ("CET1") (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), referred to as the Leverage Ratio. Management believes, as of December 31, 2024 and 2023, that the Company and Bank met all capital adequacy requirements to which they are subject.

The actual capital amounts and ratios for the Company and Bank as of December 31, 2024 and 2023 are presented in the table below:

	Company		Bank		Minimum Required For Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Regulations (2)
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of December 31, 2024
CET1 capital (to risk weighted assets)	$1,369,643	14.63%	$1,373,857	14.76%	7.00%	6.50%
Total capital (to risk weighted assets)	1,484,420	15.86%	1,488,635	16.00%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,369,643	14.63%	1,373,857	14.76%	8.50%	8.00%
Tier 1 capital (to average assets)	1,369,643	10.74%	1,373,857	10.82%	4.00%	5.00%

As of December 31, 2023
CET1 capital (to risk weighted assets)	$1,335,967	13.90%	$1,330,001	13.92%	7.00%	6.50%
Total capital (to risk weighted assets)	1,421,347	14.79%	1,415,381	14.81%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,335,967	13.90%	1,330,001	13.92%	8.50%	8.00%
Tier 1 capital (to average assets)	1,335,967	10.73%	1,330,001	10.72%	4.00%	5.00%
(1)The risk-based ratios reflect the minimum requirement plus the capital conservation buffer of 2.500%.
(2)Applies to Bank only
Federal bank and holding company regulations, as well as Maryland law, impose certain restrictions on capital distributions, including dividend payments and share repurchases by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2024, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained capital ratios above the required minimums and the capital conservation buffer. As a result the Company may be restricted in paying dividends.

Note 22 – Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2024
Net unrealized gain (loss) on securities available-for-sale	$20,417	$(5,011)	$15,406
Reclassification adjustment for net loss included in net loss	(14)	2	(12)
Total unrealized gain (loss) on securities available-for-sale	20,403	(5,009)	15,394
Amortization of unrealized loss on securities transferred to held-to-maturity	6,889	(1,599)	5,290
Net unrealized loss on derivatives	265	(65)	200
Other comprehensive income (loss)	$27,557	$(6,673)	$20,884

Year Ended December 31, 2023
Net unrealized gain (loss) on securities available-for-sale	$43,293	$(10,774)	$32,519
Reclassification adjustment for net loss included in net income	11	(3)	8
Total unrealized gain (loss) on securities available-for-sale	43,304	(10,777)	32,527
Amortization of unrealized loss on securities transferred to held-to-maturity	7,412	(2,607)	4,805
Net unrealized loss on derivatives	(182)	—	(182)
Other comprehensive income (loss)	$50,534	$(13,384)	$37,150

Year Ended December 31, 2022
Net unrealized gain (loss) on securities available-for-sale	$(186,439)	$45,513	$(140,926)
Reclassification adjustment for net loss included in net income	169	(58)	111
Total unrealized gain (loss) on securities available-for-sale	(186,270)	45,455	(140,815)

Net unrealized gain (loss) on securities transferred to held-to-maturity	(66,193)	17,098	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	7,093	(2,732)	4,361
Total unrealized gain (loss) on securities transferred to held-to-maturity	(59,100)	14,366	(44,734)
Net unrealized gain on derivatives	284	—	284
Other comprehensive income (loss)	$(245,086)	$59,821	$(185,265)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2024, 2023 and 2022.

(dollars in thousands)	Securities Available For Sale	Held-to-Maturity Securities	Derivatives	Accumulated Other comprehensive income (loss) (Loss)
Year Ended December 31, 2024
Balance at beginning of year	$(122,246)	$(39,929)	$(182)	$(162,357)
Other comprehensive income (loss) before reclassifications	15,406	5,290	200	20,896
Amortization of unrealized loss on securities transferred to held-to-maturity	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	(12)	—	—	(12)
Net other comprehensive income (loss) during period	15,394	5,290	200	20,884
Balance at end of year	$(106,852)	$(34,639)	$18	$(141,473)

Year Ended December 31, 2023
Balance at beginning of year	$(154,773)	$(44,734)	$—	$(199,507)
Other comprehensive income (loss) before reclassifications	32,519	—	(182)	32,337
Amortization of unrealized loss on securities transferred to held-to-maturity	—	4,805	—	4,805
Amounts reclassified from accumulated other comprehensive loss	8	—	—	8
Net other comprehensive income (loss) during period	32,527	4,805	(182)	37,150
Balance at end of year	$(122,246)	$(39,929)	$(182)	$(162,357)

Year Ended December 31, 2022
Balance at beginning of year	$(13,958)	$—	$(284)	$(14,242)
Other comprehensive income (loss) before reclassifications	(140,926)	—	284	(140,642)
Transfer of securities from AFS to HTM	—	(49,095)	—	(49,095)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	4,361	—	4,361
Amounts reclassified from accumulated other comprehensive loss	111	—	—	111
Net other comprehensive income (loss) during period	(140,815)	(44,734)	284	(185,265)
Balance at end of year	$(154,773)	$(44,734)	$—	$(199,507)
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement Where Net Income (Loss) is Presented
	Year Ended Years Ended
(dollars in thousands)	2024	2023	2022
Realized gain (loss) on sale of investment securities	$14	$(11)	$(169)	Net gain (loss) on sale of investment securities
Income tax benefit (expense)	(2)	3	58	Income tax expense
Total	$12	$(8)	$(111)	Net Income (Loss)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2024
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$24,776	$—	$24,776
U.S. agency securities	—	558,535	—	558,535
Residential mortgage-backed securities	—	625,316	—	625,316
Commercial mortgage-backed securities	—	48,945	—	48,945
Municipal bonds	—	8,014	—	8,014
Corporate bonds	—	1,818	—	1,818
Interest rate product	—	31,592	—	31,592
Credit risk participation agreements	—	—	—	—
Total assets measured at fair value on a recurring basis as of December 31, 2024	$—	$1,298,996	$—	$1,298,996
Liabilities:
Interest rate product	$—	$29,110	$—	$29,110
Total liabilities measured at fair value on a recurring basis as of December 31, 2024	$—	$29,110	$—	$29,110

December 31, 2023
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$47,901	$—	$47,901
U.S. agency securities	—	671,397	—	671,397
Residential mortgage-backed securities	—	727,353	—	727,353
Commercial mortgage-backed securities	—	49,564	—	49,564
Municipal bonds	—	8,490	—	8,490
Corporate bonds	—	1,683	—	1,683
Interest rate product	—	30,662	—	30,662
Credit risk participation agreements	—	3	—	3
Total assets measured at fair value on a recurring basis as of December 31, 2023	$—	$1,537,053	$—	$1,537,053
Liabilities:
Interest rate product	$—	$30,555	$—	$30,555
Total liabilities measured at fair value on a recurring basis as of December 31, 2023	$—	$30,555	$—	$30,555

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
Loans: The fair value of individually assessed loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2024, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e. those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned ("OREO"): OREO is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
Assets measured at fair value on a nonrecurring basis are included in the table below. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2024 and 2023.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2024
Individually assessed loans:
Commercial	$—	$—	$2,551	$2,551
Income producing - commercial real estate	—	—	158,956	158,956
Owner occupied - commercial real estate	—	—	30,384	30,384
Real estate mortgage - residential	—	—	—	—
Construction - commercial and residential	—	—	303	303
Home equity	—	—	—	—
Other real estate owned	—	—	2,743	2,743
Total assets measured at fair value on a nonrecurring basis as of December 31, 2024	$—	$—	$194,937	$194,937

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2023
Individually assessed loans:
Commercial	$—	$—	$2,475	$2,475
Income producing - commercial real estate	—	—	41,038	41,038
Owner occupied - commercial real estate	—	—	19,880	19,880
Real estate mortgage - residential	—	—	1,638	1,638
Consumer	—	—	396	396
Home equity	—	—	242	242
Other real estate owned	—	—	1,108	1,108
Total assets measured at fair value on a nonrecurring basis as of December 31, 2023	$—	$—	$66,777	$66,777
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

The estimated fair values of the Company’s financial instruments at December 31, 2024 and 2023 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2024
Assets
Cash and due from banks	$11,882	$11,882	$11,882	$—	$—
Federal funds sold	2,581	2,581	—	2,581	—
Interest bearing deposits with other banks	619,017	619,017	—	619,017	—
Investment securities available-for-sale	1,267,404	1,267,404	—	1,267,404	—
Investment securities held-to-maturity	938,647	820,382	—	820,382	—
Federal Reserve and Federal Home Loan Bank stock	51,763	N/A	—	—	—
Loans	7,934,888	7,707,424	—	—	7,707,424
Bank owned life insurance	115,806	115,806	—	115,806	—
Annuity investment	12,656	12,656	—	12,656	—
Interest rate product	31,592	31,592	—	31,592	—
Accrued interest receivable	49,479	49,479	—	49,479	—

Liabilities
Noninterest bearing deposits	1,544,403	1,544,403	—	1,544,403	—
Interest bearing deposits	4,811,012	4,811,012	—	4,811,012	—
Time deposits	2,775,663	2,785,891	—	2,785,891	—
Customer repurchase agreements	33,157	33,157	—	33,157	—
Other short-term borrowings	490,000	490,000	—	490,000	—
Long-term borrowings	76,108	82,916	—	82,916	—
Interest rate product	29,110	29,110	—	29,110	—
Accrued interest payable	17,844	17,844	—	17,844	—

December 31, 2023
Assets
Cash and due from banks	$9,047	$9,047	$9,047	$—	$—
Federal funds sold	3,740	3,740	—	3,740	—
Interest bearing deposits with other banks	709,897	709,897	—	709,897	—
Investment securities available-for-sale	1,506,388	1,506,388	—	1,506,388	—
Investment securities held-to-maturity	1,015,737	901,582	—	901,582	—
Federal Reserve and Federal Home Loan Bank stock	25,748	N/A	—	—	—
Loans held for sale	—	—	—	—	—
Loans	7,968,695	7,720,241	—	—	7,720,241
Bank owned life insurance	112,921	112,921	—	112,921	—
Annuity investment	13,112	13,112	—	13,112	—
Credit risk participation agreements	3	3	—	3	—
Interest rate product	30,662	30,662	—	30,662	—
Accrued interest receivable	53,337	53,337	53,337	—	—

Liabilities
Noninterest bearing deposits	2,279,081	2,279,081	—	2,279,081	—
Interest bearing deposits	4,311,491	4,311,491	—	4,311,491	—
Time deposits	2,217,467	2,217,795	—	2,217,795	—
Customer repurchase agreements	30,587	30,587	—	30,587	—
Other short-term borrowings	1,369,918	1,368,621	—	1,368,621	—
Long-term borrowings	—	—	—	—	—
Interest rate product	30,555	30,555	—	30,555	—
Accrued interest payable	57,395	57,395	57,395	—	—

Note 24 – Parent Company Financial Information
Condensed financial information for Eagle Bancorp, Inc. (the "Parent Company") is as follows:

	Parent Company Condensed Balance Sheets as of
(dollars in thousands)	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$23,561	$38,396
Investment securities held-to-maturity, net allowance for credit losses of $1,000 and $1,449, respectively	43,172	43,633
Investment in subsidiary	1,230,907	1,269,022
Other assets	6,570	10,366
Total Assets	$1,304,210	$1,361,417

Liabilities
Other liabilities	$2,041	$17,216
Borrowings	76,108	69,918
Total liabilities	78,149	87,134

Shareholders’ Equity
Common stock	298	296
Additional paid in capital	384,932	374,888
Retained earnings	982,304	1,061,456
Accumulated other comprehensive loss	(141,473)	(162,357)
Total Shareholders’ Equity	1,226,061	1,274,283
Total Liabilities and Shareholders’ Equity	$1,304,210	$1,361,417

	Parent Company Condensed Statements of Operations
	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Income
Other interest and dividends	$99,236	$126,264	$87,781
Gain on sale of investment securities	1,060	—	—
Other income (loss)	66	43	(24)
Total Income	100,362	126,307	87,757

Expenses
Interest expense	4,797	4,149	4,149
Legal and professional	495	1,695	894
Directors compensation	474	597	643
Provision for (reversal of) credit losses	(449)	1,124	326
Other expenses	1,411	879	14,746
Total Expenses	6,728	8,444	20,758

Income Before Income Tax Expense (Benefit) and Equity in Undistributed Income (Loss) of Subsidiaries	93,634	117,863	66,999
Income Tax Expense (Benefit)	2,182	(1,220)	(1,183)
Income Before Equity in Undistributed Income (Loss) of Subsidiaries	91,452	119,083	68,182
Equity in Undistributed Income (Loss) of Subsidiaries	(138,487)	(18,549)	72,748
Net Income (loss)	$(47,035)	$100,534	$140,930

	Parent Company Condensed Statements of Cash Flows
	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Cash Flows From Operating Activities
Net Income (Loss)	$(47,035)	$100,534	$140,930
Adjustments to reconcile net income (loss) to net cash used in operating activities: Equity in undistributed income (loss) of subsidiary	138,487	18,549	(72,748)
Net tax benefits from stock based compensation expense	9,561	10,018	9,899
Securities premium amortization, net	1,004	6	(54)
Provision for (reversal of) credit losses for investment securities held-to-maturity	(449)	1,124	326
Depreciation and amortization	82	124	—
(Increase) decrease in other assets	(11,935)	(10,397)	(12,909)
Increase (decrease) in other liabilities	2,917	(1,064)	4,593
Net cash provided by operating activities	92,632	118,894	70,037

Cash Flows From Investing Activities
Investment in subsidiary	(70,000)	—	—
Purchases of held-to-maturities investment securities	—	—	(3,976)
Proceeds from maturities of held-to-maturities securities	—	—	1,500
Net cash used in investing activities	(70,000)	—	(2,476)

Cash Flows From Financing Activities
Net proceeds from borrowings	7,665	—	—
Proceeds from exercise of stock options	—	—	97
Proceeds from employee stock purchase plan	485	586	748
Common stock repurchased	—	(47,631)	(33,087)
Cash dividends paid	(45,617)	(54,993)	(55,776)
Net cash used in financing activities	(37,467)	(102,038)	(88,018)
Net Increase (Decrease) in Cash	(14,835)	16,856	(20,457)
Cash and Cash Equivalents at Beginning of Year	38,396	21,540	41,997
Cash and Cash Equivalents at End of Year	$23,561	$38,396	$21,540
Non-Cash Investing Activities
Transfers of investment securities from available-for-sale to held-to-maturity	$—	$—	$42,467
Note 25 – Segment Reporting
The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. The Chief Executive Officer, who is the Company’s CODM, monitors revenue streams and other information provided about the company’s products and services offered, primarily banking operations. The information provided to the CODM is presented on an aggregated entity-level basis, which is consistent with the accompanying Consolidated Financial Statements presented in this Form 10-K. The CODM evaluates the financial performance of the Company’s business by evaluating revenue streams, significant expenses, and budget to actual results in assessing operating results and in allocating resources, but profitability is only determined at the entity level. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and allocating resources. Loans, investments, and deposits provide the revenues in the Company's operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the Company's operations. All of the Company's income and expenses are included in the accompanying Consolidated Financial Statements presented in this Form 10-K. All of the Company’s operations are domestic.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of the Chief Executive Officer, Executive Chairman and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Executive Chairman and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2024 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer, Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
The 2024 financial statements have been audited by the independent registered public accounting firm of Crowe LLP (“Crowe”). Crowe has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.
Changes in Internal Control over Financial Reporting
Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, utilizing framework established in “Internal Control – Integrated Framework (2013)” issued by COSO. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2024 is effective. Additionally, there were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Grants under the Company's 2021 Equity Incentive Plan:
On February 26, 2025, the Compensation Committee of the Board (the "Compensation Committee") approved the grant of annual long-term incentive awards comprising options ("Options"), restricted stock ("RSAs"), and performance-based restricted stock units ("PSUs") under the Company’s 2021 Equity Incentive Plan (the "Plan") to the Company’s named executive officers (other than Norman Pozez). Such awards included Options to purchase Company common stock at an exercise price of $22.76 in the following amounts: (i) 57,142 options to Susan G. Riel; (ii) 17,820 options to Eric R. Newell; (iii) 7,998 options to Charles D. Levingston; (iv) 14,743 options to Ryan A. Riel; and (v) 17,078 options to Janice L. Williams. The Options are scheduled to vest in three equal annual installments beginning on February 26, 2026, have an expiration date of February 26, 2035, and are subject to the terms and conditions of the Plan and an award agreement in the form attached hereto as Exhibit 10.3. Such awards also included PSUs in the following amounts: (i) 63,268 PSUs to Susan G. Riel; (ii) 19,730 PSUs to Eric R. Newell; (iii) 8,855 PSUs to Charles D. Levingston; (iv) 16,324 PSUs to Ryan A. Riel; and (v) 18,909 PSUs to Janice L. Williams. The PSUs are earned based on a three-year performance period (January 1, 2025 – December 31, 2027) based on equally weighted performance metrics tied to the Company’s relative total shareholder return and earnings per share. The PSUs are subject to the terms and conditions of the Plan and an award agreement in the form attached hereto as Exhibit 10.27. Such awards also included RSAs in the following amounts: (i) 21,089 RSAs to Susan G. Riel; (ii) 6,576 RSAs to Eric R. Newell; (iii) 2,951 to Charles D. Levingston; (iv) 5,441 RSAs to Ryan A. Riel; and (v) 6,303 RSAs to Janice L. Williams. The RSAs are scheduled to vest in three equal annual installments commencing on the first anniversary of the grant date and are subject to the terms and conditions of the Plan and award agreements materially consistent with the terms of the previously disclosed award agreement for RSAs in Exhibit 10.28 to the Company’s Form 10-K for its 2023 fiscal year.
(b) Director and Officer Trading Arrangements:
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Delinquent Section 16(a) Reports”, “2024 Meetings, Committees and Procedures of the Board of Directors”, and "Insider trading arrangements and policies" in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 15, 2025 (the “Proxy Statement”).
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

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors – Director Compensation,” “2024 Meetings, Committees and Procedures of the Board of Directors,” “Compensation Committee Report” and “Compensation Discussion and Analysis” in the Proxy Statement, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.

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
The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2024, 2023 and 2022, and for the three years then ended was Crowe LLP (PCAOB Firm ID No. 173) located in Chicago, Illinois.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements are included in this report
- Reports of Crowe LLP, Independent Registered Public Accounting Firm
- Consolidated Balance Sheets at December 31, 2024 and 2023
- Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
- Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
- Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022
- Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements
All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Indenture dated as of September 30, 2024 between Eagle Bancorp, Inc., as issuer, and Wilmington Trust, National Association, as trustee (3)
4.2	Form of 10.00% Senior Notes due 2029 (included in Exhibit 4.1).
4.3	Registration Rights Agreement, dated as of September 30, 2024, between Eagle Bancorp, Inc. and the purchasers of the Senior Notes (4)
4.4	Form of 10.00% Senior Notes due 2029 (Exchange Notes). (5)
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1 +	2006 Stock Plan (6)
10.2 +	2016 Stock Plan (7)
10.3 +	Form Non-Qualified Stock Option Agreement
10.4 +	Amended and Restated Employment Agreement dated as of December 18, 2023, between EagleBank and Susan G. Riel (36)
10.5 +	Second Amended and Restated Employment Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (11)
10.6 +	[Intentionally left blank]
10.7 +	Employment Agreement dated as of September 25, 2023 between EagleBank, Eagle Bancorp, Inc. and Eric R. Newell (31)
10.8 +	Employment Agreement dated as of August 9, 2023 between EagleBank, Eagle Bancorp, Inc. and Ryan Riel (32)
10.9 +	[Intentionally left blank]
10.10 +	Amended and Restated Non-Compete Agreement dated as of December 18, 2023, between EagleBank and Susan G. Riel (37)
10.11 +	Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (16)
10.12	Form of Indemnification Agreement (17)
10.13 +	Non-Compete Agreement dated as of September 25, 2023, between EagleBank, Eagle Bancorp, Inc. and Eric R. Newell (33)
10.14 +	Non-Compete Agreement dated as of August 9, 2023, between EagleBank, Eagle Bancorp, Inc. and Ryan Riel (34)
10.15 +	Amended and Restated Non-Compete Agreement dated as of December 18, 2023, between Eagle Bancorp, Inc., EagleBank and Norman R. Pozez (39)
10.16 +	Form of Supplemental Executive Retirement Plan Agreement (18)
10.17 +	2024 Senior Executive Incentive Plan (12)
10.18 +	Virginia Heritage Bank 2006 Stock Option Plan (20)
10.19 +	Virginia Heritage Bank 2010 Long-Term Incentive Plan (21)

10.20	Form of Senior Note Purchase Agreement, dated as of September 30, 2024, by and among Eagle Bancorp, Inc. and the Purchasers (22)
10.21 +	Long-Term Incentive Plan 2025-2027
10.22 +	Amended and Restated Employment Agreement dated as of February 21, 2024 between EagleBank and Paul Saltzman (26)
10.23 +	Non-Compete Agreement dated as of February 21, 2024 between EagleBank and Paul Saltzman (30)
10.24 +	Amended and Restated Chairman Compensation Agreement, dated as of December 18, 2023, among Eagle Bancorp, Inc., EagleBank and Norman R. Pozez (38)
10.25 +	Amended and Restated Non-Compete Agreement, dated as of December 18, 2023 among Eagle Bancorp, Inc., EagleBank, and Norman R. Pozez (39)
10.26	Form of Non-Employee Director Restricted Stock Award (Time Vested) (25)
10.27 +	Form of Executive Officer Performance Vested Restricted Stock Unit Award Agreement
10.28 +	Form of Executive Officer Restricted stock Award Agreement (Time Vested) (27)
10.29 +	Restricted Stock Award Agreement for Norman R. Pozez dated April 2, 2020 (28)
10.30 +	2021 Stock Plan (39)
10.31 +	2021 Employee Stock Purchase Plan (13)
10.32 +	Employment Agreement dated as of August 28, 2024 between EagleBank and Evelyn Lee
10.33 +	Non-Compete Agreement dated as of August 28, 2024 between EagleBank and Evelyn Lee
10.34 +	Employment Agreement dated as of September 3, 2024 between EagleBank, Eagle Bancorp, Inc. and Kevin Geoghegan

19	Insider trading policies and procedures
21	Subsidiaries of the Registrant
23.1	Consent of Crowe LLP
31.1	Certification of Susan G. Riel
31.2	Certification of Eric R. Newell
32.1	Certification of Susan G. Riel
32.2	Certification of Eric R. Newell

97.1	Clawback Policy

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at December 31, 2024 and 2023
(ii) Consolidated Statement of Operations for the years ended December 31, 2024, 2023 and 2022
(iii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023 and 2022
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Annual Report on Form 10-K, formatted in Inline XBRL

(+)	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(3)	Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2024.
(4)	Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2024.
(5)	Incorporated by reference to Exhibit 4.4 to the Company’s Amendment No.1 to Form S-4 filed on November 26, 2024.
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-211857)

(8)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(9)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(10)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2020.
(11)	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(12)	Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2023.
(13)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 26, 2021.
(14)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(15)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 14, 2020.
(16)	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(17)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2024.
(18)	Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2013.
(19)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 26, 2019.
(20)	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-199875)
(21)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-199875)
(22)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2024.
(23)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 26, 2019.
(24)	Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on February 3, 2020.
(25)	Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.
(26)	Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2023.
(27)	Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.
(28)	Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.
(29)	Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed on October 7, 2020.
(30)	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2023.
(31)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023.
(32)	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023.
(33)	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023.
(34)	Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023.
(35)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2023.
(36)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2023.
(37)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 21, 2023.
(38)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 21, 2023.
(39)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
February 27, 2025	by:	/s/ Susan G. Riel
Susan G. Riel, Chair, President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew D. Brockwell	Director	February 27, 2025
Matthew D. Brockwell

/s/ Steven Freidkin	Director	February 27, 2025
Steven Freidkin

/s/ Theresa G. LaPlaca	Director	February 27, 2025
Theresa G. LaPlaca

/s/ Leslie Ludwig	Director	February 27, 2025
Leslie Ludwig

/s/ Louis P. Mathews Jr.	Director	February 27, 2025
Louis P. Mathews Jr.

/s/ Eric R. Newell	Senior Executive Vice President	February 27, 2025
Eric R. Newell	and Chief Financial Officer of the Company (Principal Financial and Accounting Officer)

/s/ Norman R. Pozez	Director	February 27, 2025
Norman R. Pozez

/s/ Kathy A. Raffa	Director	February 27, 2025
Kathy A. Raffa

/s/ Susan G. Riel	Chair, President and Chief Executive	February 27, 2025
Susan G. Riel	Officer of the Company (Principal Executive Officer)

/s/ James A. Soltesz, P.E.	Director	February 27, 2025
James A. Soltesz

/s/ Benjamin M. Soto, Esquire	Director	February 27, 2025
Benjamin M. Soto