Form 10-Q
period 2025-03-31
EAGLE BANCORP INC
filed 2025-05-08
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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
        Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, the registrant had 30,377,389 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$12,516	$11,882
Federal funds sold	2,968	2,581
Interest-bearing deposits with banks and other short-term investments	661,173	619,017
Investment securities available-for-sale (amortized cost of $1,330,077 and $1,408,935, respectively, and allowance for credit losses of $0 and $22, respectively)	1,214,237	1,267,404
Investment securities held-to-maturity, net of allowance for credit losses of $1,275 and $1,306, respectively (fair value of $820,530 and $820,382, respectively)	924,473	938,647
Federal Reserve and Federal Home Loan Bank stock	51,467	51,763
Loans held for sale	15,251	—
Loans held for investment, at amortized cost	7,943,306	7,934,888
Less: Allowance for credit losses	(129,469)	(114,390)
Loans held for investment, net of allowance	7,813,837	7,820,498
Premises and equipment, net	7,079	7,694
Right-of-use assets - operating leases	32,769	18,494
Deferred income taxes	84,798	91,472
Bank-owned life insurance	320,055	115,806
Goodwill and other intangible assets, net	11	16
Other real estate owned	2,459	2,743
Other assets	174,268	181,491
Total Assets	$11,317,361	$11,129,508

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,607,826	$1,544,403
Interest-bearing transaction	926,722	1,211,791
Savings and money market	3,558,919	3,599,221
Time deposits	3,183,801	2,775,663
Total deposits	9,277,268	9,131,078
Customer repurchase agreements	32,357	33,157
Other short-term borrowings	490,000	490,000
Long-term borrowings	76,181	76,108
Operating lease liabilities	38,484	23,815
Reserve for unfunded commitments	3,166	3,463
Other liabilities	155,014	145,826
Total Liabilities	10,072,470	9,903,447

Shareholders’ Equity
Common stock, par value $0.01 per share; shares authorized 100,000,000, shares issued and outstanding 30,368,843 and 30,202,003, respectively	300	298
Additional paid-in capital	386,535	384,932
Retained earnings	978,995	982,304
Accumulated other comprehensive income (loss)	(120,939)	(141,473)
Total Shareholders’ Equity	1,244,891	1,226,061
Total Liabilities and Shareholders’ Equity	$11,317,361	$11,129,508
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest Income
Interest and fees on loans	$126,136	$137,994
Interest and dividends on investment securities	11,912	12,680
Interest on balances with other banks and short-term investments	15,803	24,862
Interest on federal funds sold	27	66
Total interest income	153,878	175,602
Interest Expense
Interest on deposits	77,211	79,383
Interest on customer repurchase agreements	260	315
Interest on other short-term borrowings	8,733	21,206
Interest on long-term borrowings	2,025	—
Total interest expense	88,229	100,904
Net Interest Income	65,649	74,698
Provision for (Reversal of) Credit Losses	26,255	35,175
Provision for (Reversal of) Credit Losses for Unfunded Commitments	(297)	456
Net Interest Income After Provision for (Reversal of) Credit Losses	39,691	39,067

Noninterest Income
Service charges on deposits	1,743	1,699
Net gain (loss) on sale of investment securities	4	4
Increase in the cash surrender value of bank-owned life insurance	4,282	703
Other income	2,178	1,183
Total noninterest income	8,207	3,589
Noninterest Expense
Salaries and employee benefits	21,968	21,726
Premises and equipment expenses	3,203	3,059
Marketing and advertising	1,371	859
Data processing	3,978	3,293
Legal, accounting and professional fees	3,122	2,507
FDIC insurance	8,962	6,412
Other expenses	2,847	2,141
Total noninterest expense	45,451	39,997
Income (Loss) Before Income Tax Expense	2,447	2,659
Income Tax Expense	772	2,997
Net Income (Loss)	$1,675	$(338)
Earnings (Loss) Per Common Share
Basic	$0.06	$(0.01)
Diluted	$0.06	$(0.01)

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net Income (Loss)	$1,675	$(338)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	19,351	(5,067)
Reclassification adjustment for net (gains) losses included in net income (loss)	(3)	(3)
Total unrealized gain (loss) on investment securities available-for-sale	19,348	(5,070)
Amortization of unrealized loss on securities transferred to held-to-maturity	1,204	1,385
Unrealized gain (loss) on derivatives	(18)	274
Other comprehensive income (loss)	20,534	(3,411)
Comprehensive Income (Loss)	$22,209	$(3,749)

See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except share data)

	Common		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	30,202,003	$298	$384,932	$982,304	$(141,473)	$1,226,061

Net Income	—	—	—	1,675	—	1,675
Other comprehensive income, net of tax	—	—	—	—	20,534	20,534
Stock-based compensation expense	—	—	1,524	—	—	1,524
Issuance of common stock under share-based compensation arrangements	163,236	2	(2)	—	—	—
Issuance of common stock related to employee stock purchase plan	3,604	—	81	—	—	81
Cash dividends declared ( $0.165 per share)	—	—	—	(4,984)	—	(4,984)
Balance as of March 31, 2025	30,368,843	$300	$386,535	$978,995	$(120,939)	$1,244,891

Balance as of January 1, 2024	29,925,612	$296	$374,888	$1,061,456	$(162,357)	$1,274,283

Net Loss	—	—	—	(338)	—	(338)
Other comprehensive loss, net of tax	—	—	—	—	(3,411)	(3,411)
Stock-based compensation expense	—	—	2,368	—	—	2,368
Issuance of common stock under share-based compensation arrangements	256,360	1	(1)	—	—	—
Issuance of common stock related to employee stock purchase plan	3,760	—	79	—	—	79
Cash dividends declared ($0.45 per share)	—	—	—	(13,568)	—	(13,568)
Balance as of March 31, 2024	30,185,732	$297	$377,334	$1,047,550	$(165,768)	$1,259,413
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net Income (loss)	$1,675	$(338)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	26,255	35,175
(Reversal of) provision for unfunded commitments	(297)	456
Depreciation and amortization	826	786
Loss on mortgage servicing rights	—	34
Securities premium amortization (discount accretion), net	1,155	1,432
Net gain on sale of other real estate owned	(487)	—
Net increase in cash surrender value of bank owned life insurance	(4,282)	(703)
Net (gain) loss on sale of investment securities	(4)	(4)
Stock-based compensation expense	1,524	2,368
Decrease (increase) in other assets	7,262	(696)
Increase (decrease) in other liabilities	9,558	(35,664)
Net cash provided by operating activities	43,185	2,846
Cash Flows From Investing Activities:
Proceeds from maturities of available-for-sale securities	28,273	26,883
Proceeds from sale/call of available-for-sale securities	50,000	27,000
Proceeds from maturities of held to maturity securities	15,148	16,027
Proceeds from call of held-to-maturity securities	52	52
Purchases of Federal Reserve stock	(75)	(71)
Proceeds from (purchases of) of Federal Home Loan Bank stock	372	(28,859)
Net change in loans	(34,899)	(35,758)
(Purchase) redemption of bank owned life insurance	(200,000)	—
Proceeds from sale of other real estate owned	772	656
Purchase of premises and equipment	(138)	(71)
Net cash (used in) provided by investing activities	(140,495)	5,859
Cash Flows From Financing Activities:
Increase (decrease) in deposits	146,190	(306,600)
(Decrease) increase in customer repurchase agreements	(800)	6,472
Increase in short-term borrowings	—	300,000
Proceeds from employee stock purchase plan	81	79
Cash dividends paid	(4,984)	(13,468)
Net cash provided by (used in) financing activities	140,487	(13,517)
Net Increase (Decrease) in Cash and Cash Equivalents	43,177	(4,812)
Cash and Cash Equivalents at Beginning of Period	633,480	722,684
Cash and Cash Equivalents at End of Period	$676,657	$717,872

Supplemental Cash Flows Information:
Interest paid	$88,838	$66,800
Supplemental Non-Cash Disclosures:
Initial recognition of operating lease right-of-use assets	$15,838	$—
Transfer of loans held for investment to loans held for sale	15,251	—
Transfers from loans to other real estate owned	—	400
See Notes to Consolidated Financial Statements.

EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Summary of Significant Accounting Policies
Nature of Operations
Eagle Bancorp, Inc. (the "Parent") and its subsidiaries (together with the Parent, the “Company”), through EagleBank (the “Bank”), conduct a full service community banking business, primarily in Northern Virginia, Suburban Maryland and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit services. The Bank is also active in the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan’s origination.
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
The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America ("GAAP") and to general practices in the banking industry. The Consolidated Financial Statements and accompanying notes of the Company included herein are unaudited. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In addition to the accounting policies described below, the Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Certain reclassifications have been made to 2024 amounts previously reported to conform to the 2025 presentation. Reclassifications had no effect on net income or shareholders' equity. These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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

Transfers of Investment Securities from Available-for-Sale to Held-to-Maturity
Transfers of debt securities into the HTM category from the AFS category are made at amortized cost, net of unrealized gain or loss reported in accumulated other comprehensive income (loss) at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income (loss) and in the carrying value of the HTM securities. Such amounts are amortized over the remaining life of the security.
The Company does not intend to sell the HTM investments, and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.
Loans
The Company classifies loans in its portfolio as either held for investment (“HFI”), when management has the intent and ability to hold the loans for the foreseeable future or until maturity or payoff, or held for sale (“HFS”). HFS loans are reported at the lower of cost or fair value on the Consolidated Balance Sheets. HFI loans are stated at the principal amount outstanding, net of unamortized deferred costs and fees. Interest income on loans is recognized at the contractual rate on the principal amounts outstanding. It is the Company’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized on the interest method over the term of the loan.
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
Allowance for Credit Losses
The following table presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Operations for the applicable periods:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Provision for (reversal of) credit losses - loans	$26,309	$35,174
Provision for (reversal of) credit losses - HTM debt securities	(54)	1
Total Provision for credit losses	$26,255	$35,175
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
The ACL also includes a qualitative adjustment for inherent risks not reflected in the historical quantitative analysis associated with the reasonable and supportable forecast. Relevant factors include, but are not limited to, concentrations of credit risk, appraisal risk from volatility in the market, changes in underwriting standards, experience and depth of lending staff and trends in delinquencies. While our methodology in establishing the reserve for credit losses attributes portions of the ACL and RUC to the commercial and consumer portfolio segments, the entire ACL and RUC is available to absorb credit losses expected in the total loan portfolio and total amount of unfunded credit commitments, respectively. Our model may reflect assumptions by management that are not covered by the qualitative and environmental factors, and we reevaluate all of its factors quarterly.
The company uses four economic variables in its cash flow model: national unemployment, Commercial Real Estate ("CRE") Price Index, House Price Index and Gross Domestic Product ("GDP"), which are incorporated by utilizing a Loss Driver Analysis approach that factors in historical losses, including during the Great Recession, of regional peer banks and the Bank. The updated model incorporates a weighting of three economic scenarios; baseline, upside and downside. The scenarios cover the four economic forecast variables, with each segment of the portfolio linked to two of these variables, depending on the segment. The loss driver analysis is spread over a reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
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
Segment Reporting
The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. Refer to Note 12 – Segment Reporting for further details.
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
ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The ASU requires additional income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The new disclosure requirements around effective tax rates and cash income taxes paid only applies to year-end. There is no material impact to the interim disclosures.
ASU No. 2024-01, "Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards" ("ASU 2024-01") clarifies how an entity determines whether a profits interest or similar award (hereafter a "profits interest award") is accounted for either (1) as a share-based payment arrangement, and therefore, within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 also improves the clarity and operation of the guidance in ASC 718-10-15-3. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The amendments should be applied (i) retrospectively to all prior periods presented in the financial statements or (ii) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. If the amendments are applied prospectively, an entity is required to disclose the nature of and reason for the change in accounting principle. We have determined that the Company has not issued profits interests within the scope of this ASU.
ASU No. 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements" ("ASU 2024-02") amends the Accounting Standard Codification (“Codification”) by removing references to various concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. As stated in paragraph 105-10-05-3 of the Codification, FASB Concepts Statements are non-authoritative. These amendments will simplify the Codification which will further draw a distinction between authoritative and non-authoritative literature. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early application of the amendments is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments, or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. We have removed all references to the Codification in our public filings.
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
Note 2 – Cash and Due from Banks
For the three months ended March 31, 2025 and 2024, the Bank maintained average daily balances at the Federal Reserve Bank of Richmond ("Federal Reserve Bank") of $1.4 billion and $1.9 billion, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.
Note 3 – Investment Securities
The following tables summarize the Company's investment in AFS and HTM securities by major security type:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2025
Investment securities available-for-sale:
U.S. agency securities	$570,988	$—	$(33,079)	$—	$537,909
Residential mortgage-backed securities	695,732	35	(78,373)	—	617,394
Commercial mortgage-backed securities	52,795	—	(3,589)	—	49,206
Municipal bonds	8,562	—	(674)	—	7,888
Corporate bonds	2,000	—	(160)	—	1,840
Total available-for-sale securities	$1,330,077	$35	$(115,875)	$—	$1,214,237

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2025
Investment securities held-to-maturity:
Residential mortgage-backed securities	$592,109	$—	$(74,975)	$517,134
Commercial mortgage-backed securities	88,197	—	(11,485)	76,712
Municipal bonds	114,001	—	(10,879)	103,122
Corporate bonds	131,441	—	(7,879)	123,562
Total	$925,748	$—	$(105,218)	$820,530
Less: allowance for credit losses	(1,275)
Total held-to-maturity securities, net of ACL	$924,473

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2024
Investment securities available-for-sale:
U.S. treasury bonds	$24,988	$—	$(212)	$—	$24,776
U.S. agency securities	600,277	—	(41,742)	—	558,535
Residential mortgage-backed securities	719,815	36	(94,535)	—	625,316
Commercial mortgage-backed securities	53,248	—	(4,303)	—	48,945
Municipal bonds	8,607	—	(593)	—	8,014
Corporate bonds	2,000	—	(160)	(22)	1,818
Total available-for-sale securities	$1,408,935	$36	$(141,545)	$(22)	$1,267,404

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2024
Investment securities held-to-maturity:
Residential mortgage-backed securities	$605,904	$—	$(85,941)	$519,963
Commercial mortgage-backed securities	88,575	—	(13,069)	75,506
Municipal bonds	114,060	—	(11,389)	102,671
Corporate bonds	131,414	—	(9,172)	122,242
Total	$939,953	$—	$(119,571)	$820,382
Less: allowance for credit losses	(1,306)
Total held-to-maturity securities, net of ACL	$938,647
In addition, as of March 31, 2025 and December 31, 2024, the Company held $51.5 million and $51.8 million in non marketable equity securities, respectively, in a combination of Federal Reserve System ("Federal Reserve Board," "Federal Reserve" or "FRB") and FHLB stocks, which are required to be held for regulatory purposes. These securities cannot be disposed of other than through redemption by the issuer and, if redeemed, would be redeemed at the original cost. The securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.
As of March 31, 2025 and December 31, 2024, the Company had $43.2 million and $44.8 million, respectively, of unamortized unrealized losses outstanding following the transfer of investment securities from AFS to HTM in 2022. These unrealized losses are included in accumulated other comprehensive loss and are amortized through interest income as a yield adjustment over the remaining term of the securities.
Accrued interest receivable on investment securities totaled $6.7 million and $6.6 million as of March 31, 2025 and December 31, 2024, respectively. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.
The following tables summarize, by length of time, the Company's AFS securities that have been in a continuous unrealized loss position and HTM securities that have been in a continuous unrecognized loss position:

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2025
Investment securities available-for-sale:
U.S. agency securities	70	$—	$—	$537,909	$(33,079)	$537,909	$(33,079)
Residential mortgage-backed securities	148	7,398	(39)	608,722	(78,334)	616,120	(78,373)
Commercial mortgage-backed securities	13	—	—	49,206	(3,589)	49,206	(3,589)
Municipal bonds	1	—	—	7,888	(674)	7,888	(674)
Corporate bonds	1	—	—	1,840	(160)	1,840	(160)
Total	233	$7,398	$(39)	$1,205,565	$(115,836)	$1,212,963	$(115,875)

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
March 31, 2025
Investment securities held-to-maturity:
Residential mortgage-backed securities	138	$—	$—	$517,134	$(74,975)	$517,134	$(74,975)
Commercial mortgage-backed securities	16	—	—	76,712	(11,485)	76,712	(11,485)
Municipal bonds	35	—	—	102,122	(10,879)	102,122	(10,879)
Corporate bonds	30	1,935	(70)	111,598	(7,809)	113,533	(7,879)
Total	219	$1,935	$(70)	$807,566	$(105,148)	$809,501	$(105,218)

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2024
Investment securities available-for-sale:
U.S. treasury bonds	1	$—	$—	$24,776	$(212)	$24,776	$(212)
U.S. agency securities	71	2,300	(8)	556,235	(41,734)	558,535	(41,742)
Residential mortgage-backed securities	148	7,530	(128)	616,392	(94,407)	623,922	(94,535)
Commercial mortgage-backed securities	13	—	—	48,945	(4,303)	48,945	(4,303)
Municipal bonds	1	—	—	8,014	(593)	8,014	(593)
Corporate bonds	1	—	—	1,818	(160)	1,818	(160)
Total	235	$9,830	$(136)	$1,256,180	$(141,409)	$1,266,010	$(141,545)

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
December 31, 2024
Investment securities held-to-maturity:
Residential mortgage-backed securities	140	$—	$—	$519,963	$(85,941)	$519,963	$(85,941)
Commercial mortgage-backed securities	16	—	—	75,506	(13,069)	75,506	(13,069)
Municipal bonds	36	4,026	(75)	98,645	(11,314)	102,671	(11,389)
Corporate bonds	30	1,928	(77)	110,280	(9,095)	112,208	(9,172)
Total	222	$5,954	$(152)	$804,394	$(119,419)	$810,348	$(119,571)
Unrealized losses as of March 31, 2025 were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the securities were originally purchased, and were considered to be temporary, and not due to credit quality concerns on the investment securities. The fair values of these securities are expected to recover as the securities approach their respective maturity dates. The Company does not intend to sell and it is likely that it will not be required to sell the securities prior to their anticipated recovery.
The Company measures its AFS and HTM securities portfolios for current expected credit losses as part of its ACL analysis. For further information on provision for credit losses on AFS and HTM securities, see Allowance for Credit Losses discussion in "Note 1. Summary of Significant Accounting Policies". As of March 31, 2025 and December 31, 2024, the Company had an allowance for credit losses outstanding of zero and $22 thousand, respectively, on its AFS securities and $1.28 million and $1.31 million, respectively, on its HTM securities, each of which primarily comprise allowances for corporate bonds.

The following table summarizes the Company's investment in AFS securities and HTM securities by contractual maturity. Expected maturities for mortgage-backed securities ("MBS") will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
Within one year	$156,396	$153,945
One to five years	340,645	319,023
Five to ten years	65,175	58,051
Beyond ten years	19,334	16,618
Residential mortgage-backed securities	695,732	617,394
Commercial mortgage-backed securities	52,795	49,206
Less: allowance for credit losses	—	—
Total investment securities available-for-sale	$1,330,077	$1,214,237

Investment securities held-to-maturity:
Within one year	$6,948	$6,925
One to five years	64,904	63,184
Five to ten years	118,431	107,829
Beyond ten years	55,159	48,746
Residential mortgage-backed securities:	592,109	517,134
Commercial mortgage-backed securities	88,197	76,712
Less: allowance for credit losses	(1,275)	—
Total investment securities held-to-maturity	$924,473	$820,530
Total	$2,254,550	$2,034,767
During the three months ended March 31, 2025 and 2024, proceeds from the sale or call of investment securities were $50.1 million, and $27.1 million, respectively. For the three months ended March 31, 2025 and 2024, gross realized gains on sales and calls of investment securities were $5 thousand and $4 thousand, respectively. There were $1 thousand and none in gross realized losses on sales or calls of investment securities during the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025 and December 31, 2024, the book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase and certain lines of credit with correspondent banks was $626.8 million and $369.1 million, respectively, which were well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Note 4 – Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets. HFI Loans, net of unamortized net deferred fees, as of March 31, 2025 and December 31, 2024 are summarized by portfolio segment as follows:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,178,343	15%	$1,183,341	15%
PPP loans	226	—%	287	—%
Income producing - commercial real estate	3,967,124	49%	4,064,846	51%
Owner occupied - commercial real estate	1,403,668	18%	1,269,669	16%
Real estate mortgage - residential	48,821	1%	50,535	1%
Construction - commercial and residential	1,210,788	15%	1,210,763	15%
Construction - C&I (owner occupied)	83,417	1%	103,259	1%
Home equity	50,121	1%	51,130	1%
Other consumer	798	—%	1,058	—%
Total loans	$7,943,306	100%	$7,934,888	100%
Less: allowance for credit losses	(129,469)		(114,390)
Net loans (1)	$7,813,837		$7,820,498
(1)Excludes accrued interest receivable of $41.9 million and $42.9 million as of March 31, 2025 and December 31, 2024, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees and costs were $18.1 million and $18.8 million as of March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025, certain loans were reclassified from HFI to HFS loans with the mark-to-market value of $15.3 million as reported on the Consolidated Balance Sheets.
As of March 31, 2025 and December 31, 2024, the Bank serviced $70.0 million and $63.7 million, respectively, of SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets. During the year ended December 31, 2024, the Company sold the remaining servicing rights to all FHA loans.
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
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.8 billion as of March 31, 2025. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 54% of the outstanding ADC loan portfolio as of March 31, 2025. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
The following table details activity in the ACL by portfolio segment for the three months ended March 31, 2025 and 2024. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction -Commercial and Residential	Construction - C&I (Owner Occupied)	Home Equity	Other Consumer	Total
Three Months Ended March 31, 2025
Allowance for credit losses:
Balance at beginning of year	$19,390	$55,185	$22,654	$610	$14,585	$1,282	$653	$31	$114,390
Loans charged-off	(270)	(6,170)	(4,862)	—	—	—	—	(4)	(11,306)
Recoveries of loans previously charged-off	53	—	23	—	—	—	—	—	76
Net loans (charged-off) and recovered	(217)	(6,170)	(4,839)	—	—	—	—	(4)	(11,230)
Provision for (reversal of) credit losses	1,489	12,922	9,057	60	2,306	398	71	6	26,309
Ending balance	$20,662	$61,937	$26,872	$670	$16,891	$1,680	$724	$33	$129,469

Three Months Ended March 31, 2024
Allowance for credit losses:
Balance at beginning of year	$17,824	$40,050	$14,333	$861	$10,198	$1,992	$657	$25	$85,940
Loans charged-off	(496)	(20,943)	—	—	(129)	—	—	(1)	(21,569)
Recoveries of loans previously charged-off	115	—	24	—	—	—	—	—	139
Net loans (charged-off) and recovered	(381)	(20,943)	24	—	(129)	—	—	(1)	(21,430)
Provision for (reversal of) credit losses	6,239	26,830	(820)	32	2,989	(63)	(39)	6	35,174
Ending balance	$23,682	$45,937	$13,537	$893	$13,058	$1,929	$618	$30	$99,684

The following table presents the amortized cost basis of collateral-dependent HFI loans by portfolio segment as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Business/Other Assets	Real Estate	Business/Other Assets	Real Estate
Commercial	$4,762	$295	$1,214	$1,125
Income-producing-commercial real estate	880	159,909	880	167,574
Owner occupied - commercial real estate	303	34,581	—	37,746
Home equity	298	—	—	303
Total	$6,243	$194,785	$2,094	$206,748
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

The Company's credit quality indicators are generally updated annually, however, credits rated "Special Mention" or below are reviewed more frequently. Based on the most recent analysis performed, the amortized cost basis of HFI loans by risk category, class and year of origination, along with any charge-offs that were recorded in the applicable loan segment, if applicable, were as follows:

(dollars in thousands)	Prior	2021	2022	2023	2024	2025	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
March 31, 2025
Commercial:
Pass	$146,830	$51,001	$64,916	$66,402	$104,217	$78,240	$543,335	$279	$1,055,220
Special Mention	3,074	33,133	11,253	2,622	—	—	25,665	—	75,747
Substandard	29,778	1,669	493	387	—	—	11,739	3,310	47,376
Total	179,682	85,803	76,662	69,411	104,217	78,240	580,739	3,589	1,178,343
YTD gross charge-offs	—	—	—	(20)	—	—	(250)	—	(270)
PPP loans:
Pass	—	226	—	—	—	—	—	—	226
Income producing - commercial real estate:
Pass	1,470,208	665,562	671,947	317,231	88,199	47,225	211,247	—	3,471,619
Special Mention	165,609	—	—	—	—	—	—	—	165,609
Substandard	298,296	—	20,600	—	—	—	11,000	—	329,896
Total	1,934,113	665,562	692,547	317,231	88,199	47,225	222,247	—	3,967,124
YTD gross charge-offs	(6,170)	—	—	—	—	—	—	—	(6,170)
Owner occupied - commercial real estate:
Pass	659,552	217,893	36,967	136,962	121,245	84,229	29,517	—	1,286,365
Special Mention	22,965	—	—	—	—	—	—	—	22,965
Substandard	92,457	303	1,089	489	—	—	—	—	94,338
Total	774,974	218,196	38,056	137,451	121,245	84,229	29,517	—	1,403,668
YTD gross charge-offs	(4,862)	—	—	—	—	—	—	—	(4,862)
Real estate mortgage - residential:
Pass	21,648	9,185	12,129	5,859	—	—	—	—	48,821
Total	21,648	9,185	12,129	5,859	—	—	—	—	48,821
Construction - commercial and residential:
Pass	63,947	150,327	605,757	211,113	8,711	—	131,911	996	1,172,762
Special Mention	—	8,614	—	—	—	—	—	—	8,614
Substandard	5,683	4,922	18,807	—	—	—	—	—	29,412
Total	69,630	163,863	624,564	211,113	8,711	—	131,911	996	1,210,788
Construction - C&I (owner occupied):
Pass	30,555	—	6,733	8,526	32,632	4,150	821	—	83,417
Home equity
Pass	2,171	35	115	—	—	—	47,254	—	49,575
Substandard	56	217	220	—	—	—	53	—	546
Total	2,227	252	335	—	—	—	47,307	—	50,121
Other consumer
Pass	—	—	—	—	12	—	786	—	798
Total	—	—	—	—	12	—	786	—	798
YTD gross charge-offs	(3)	—	—	—	—	—	—	(1)	(4)
Total Recorded Investment	$3,012,829	$1,143,087	$1,451,026	$749,591	$355,016	$213,844	$1,013,328	$4,585	$7,943,306
Total YTD gross charge-offs	$(11,035)	$—	$—	$(20)	$—	$—	$(250)	$(1)	$(11,306)

(dollars in thousands)	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
December 31, 2024
Commercial:
Pass	$132,595	$26,775	$133,400	$110,439	$89,608	$104,927	$513,645	$4,394	$1,115,783
Special Mention	7,828	3,479	—	—	—	—	18,384	—	29,691
Substandard	11,404	3,713	2,128	519	—	—	12,223	7,880	37,867
Total	151,827	33,967	135,528	110,958	89,608	104,927	544,252	12,274	1,183,341
YTD gross charge-offs	(4,350)	—	—	—	—	—	(506)	(50)	(4,906)
PPP loans:
Pass	—	—	287	—	—	—	—	—	287
Income producing - commercial real estate:
Pass	1,442,246	176,268	626,527	680,822	276,731	151,535	216,363	29,243	3,599,735
Special Mention	74,251	91,643	—	20,600	—	—	—	—	186,494
Substandard	266,309	1,808	—	—	—	—	10,500	—	278,617
Total	1,782,806	269,719	626,527	701,422	276,731	151,535	226,863	29,243	4,064,846
YTD gross charge-offs	(29,898)	(386)	—	—	—	—	—	—	(30,284)
Owner occupied - commercial real estate:
Pass	622,258	57,611	219,162	39,221	138,860	69,623	299	—	1,147,034
Special Mention	23,658	—	—	—	—	—	—	—	23,658
Substandard	96,634	1,248	—	1,095	—	—	—	—	98,977
Total	742,550	58,859	219,162	40,316	138,860	69,623	299	—	1,269,669
YTD gross charge-offs	(3,800)	—	—	—	—	—	—	—	(3,800)
Real estate mortgage - residential:
Pass	20,080	2,435	9,972	12,181	5,867	—	—	—	50,535
Total	20,080	2,435	9,972	12,181	5,867	—	—	—	50,535
Construction - commercial and residential:
Pass	26,739	38,385	199,933	595,496	202,577	7,588	124,508	—	1,195,226
Special Mention	—	—	4,964	—	—	—	—	—	4,964
Substandard	5,683	—	4,890	—	—	—	—	—	10,573
Total	32,422	38,385	209,787	595,496	202,577	7,588	124,508	—	1,210,763
YTD gross charge-offs	(129)	—	—	—	—	—	—	—	(129)
Construction - C&I (owner occupied):
Pass	6,063	24,632	—	36,544	8,458	26,730	832	—	103,259
Home equity:
Pass	1,366	71	35	116	—	—	48,443	765	50,796
Substandard	59	—	222	—	—	—	53	—	334
Total	1,425	71	257	116	—	—	48,496	765	51,130
Other consumer:
Pass	3	—	—	—	—	49	1,006	—	1,058
YTD gross charge-offs	(70)	—	—	—	—	—	(17)	(1)	(88)
Total Recorded Investment	$2,737,176	$428,068	$1,201,520	$1,497,033	$722,101	$360,452	$946,256	$42,282	$7,934,888
Total YTD gross charge-offs	$(38,247)	$(386)	$—	$—	$—	$—	$(523)	$(51)	$(39,207)
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

The following table presents, by portfolio segment, information related to the amortized cost basis of nonaccrual HFI loans as of March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial	$3,727	$601	$4,328	$1,439	$609	$2,048
Income producing - commercial real estate	86,847	73,942	160,789	47,224	121,230	168,454
Owner occupied - commercial real estate	2,153	32,729	34,882	642	37,102	37,744
Real estate mortgage - residential	—	144	144	—	157	157
Home equity	298	—	298	303	—	303
Total (1)	$93,025	$107,416	$200,441	$49,608	$159,098	$208,706
(1)Gross coupon interest income of $3.1 million, and $1.3 million would have been recorded for the three months ended March 31, 2025 and 2024, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $1.6 million, and none for the three months ended March 31, 2025 and 2024, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.
The following table presents, by portfolio segment, an aging analysis and the recorded investments in HFI loans past due as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
March 31, 2025
Commercial	$8,492	$304	$—	$8,796	$1,165,219	$4,328	$1,178,343
PPP loans	—	—	—	—	226	—	226
Income producing - commercial real estate	29,946	15,333	—	45,279	3,761,056	160,789	3,967,124
Owner occupied - commercial real estate	9,686	278	—	9,964	1,358,822	34,882	1,403,668
Real estate mortgage – residential	2,525	—	—	2,525	46,152	144	48,821
Construction - commercial and residential	—	15,955	—	15,955	1,194,833	—	1,210,788
Construction - C&I (owner occupied)	—	—	—	—	83,417	—	83,417
Home equity	259	220	—	479	49,344	298	50,121
Other consumer	—	—	—	—	798	—	798
Total	$50,908	$32,090	$—	$82,998	$7,659,867	$200,441	$7,943,306
December 31, 2024
Commercial	$5,121	$3,759	$—	$8,880	$1,172,413	$2,048	$1,183,341
PPP loans	—	—	—	—	287	—	287
Income producing - commercial real estate	13,804	—	—	13,804	3,882,588	168,454	4,064,846
Owner occupied - commercial real estate	2,968	—	—	2,968	1,228,957	37,744	1,269,669
Real estate mortgage – residential	—	—	—	—	50,378	157	50,535
Construction - commercial and residential	—	1,031	—	1,031	1,209,732	—	1,210,763
Construction - C&I (owner occupied)	—	—	—	—	103,259	—	103,259
Home equity	52	—	—	52	50,775	303	51,130
Other consumer	28	—	—	28	1,030	—	1,058
Total	$21,973	$4,790	$—	$26,763	$7,699,419	$208,706	$7,934,888

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
The following table presents the amortized cost basis as of March 31, 2025 and 2024, and the financial effect of HFI loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024:

(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension (1)	Weighted Average Interest Rate Reduction (2)
March 31, 2025
Commercial	$3,310	$9,440	$12,750	1.1%	12 months	—%
Income producing - commercial real estate	—	70,296	70,296	1.8%	5 months	—%
Total	$3,310	$79,736	$83,046

March 31, 2024
Commercial	$31,553	$—	$31,553	2.2%	4 months	—%
Income producing - commercial real estate	—	50,926	50,926	1.3%	3 months	—%
Real estate mortgage - residential	—	2,478	2,478	3.4%	6 months	—%
Total	$31,553	$53,404	$84,957
(1)For loans that received multiple modifications during the year, weighted average term and principal payment extensions were calculated based on the aggregate impact of the extensions received during the period.
(2)The weighted average is calculated based on the total amortized cost of loans, at the year-end, that received interest rate reduction modifications during the year.

The following table presents the performance of HFI loans modified during the prior twelve months to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024:

	March 31, 2025
	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
Commercial	$46,010	$—	$—	$—
Income producing - commercial real estate	172,099	—	—	84,442
Owner occupied - commercial real estate	863	—	—	—
Construction - commercial and residential	9,942	10,605	—	—
Total	$228,914	$10,605	$—	$84,442

	March 31, 2024
	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
Commercial	$37,308	$1,467	$—	$—
Income producing - commercial real estate	104,463	—	—	66,136
Owner occupied - commercial real estate	—	—	—	19,127
Construction - commercial and residential	—	6,532	—	—
Real estate mortgage - residential	2,478	—	—	—
Total	$144,249	$7,999	$—	$85,263
The Company monitors loan payments on performing and nonperforming loans on an on-going basis to determine if a loan is considered to have a payment default. To determine the existence of a payment default, the Company analyzes the economic conditions that exist for each borrower and their ability to generate positive cash flow during a given loan's term.
The following table presents the amortized cost basis of HFI loans that were experiencing payment default as of March 31, 2025 and December 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

	March 31, 2025
	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction
Income producing - commercial real estate	$—	$84,442	$—
Construction - commercial and residential	—	10,605	—
Total	$—	$95,047	$—

	December 31, 2024
	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction
Commercial	$5,384	$—	$—
Income producing - commercial real estate	—	131,730	—
Total	$5,384	$131,730	$—
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

Note 5 – Leases
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
As of March 31, 2025 and December 31, 2024, the Company had $32.8 million and $18.5 million of operating lease ROU assets respectively, and $38.5 million and $23.8 million of operating lease liabilities respectively, on the Company’s Consolidated Balance Sheets. The Company elects not to recognize ROU assets and lease liabilities arising from short-term leases, leases with initial terms of twelve months or less or equipment leases (deemed immaterial) on the Consolidated Balance Sheet.
The leases contain options to extend or terminate the lease, which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and lease liabilities.
As of March 31, 2025, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations.
During the three months ended March 31, 2025, the Company commenced a new lease for its future headquarters at 7500 Old Georgetown Road in downtown Bethesda, MD. The lease commencement date was January 1, 2025, and it matures on July 31, 2037.
The following table presents lease costs and other lease information.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,892	$1,601
Variable lease cost (cost excluded from lease payments)	115	241
Sublease income	—	(30)
Net lease cost	$2,007	$1,812

Operating lease - operating cash flows (fixed payments)	$1,499	$1,778

(dollars in thousands)	March 31, 2025	December 31, 2024
Right-of-use assets - operating leases	$32,769	$18,494
Operating lease liabilities	$38,484	$23,815
Weighted average lease term - operating leases (in years)	9.11	6.78
Weighted average discount rate - operating leases	3.57%	3.03%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2025 were as follows:

(dollars in thousands)
Twelve months ended:
March 31, 2026	$5,445
March 31, 2027	4,692
March 31, 2028	4,922
March 31, 2029	4,785
March 31, 2030	4,272
Thereafter	22,321
Total future minimum lease payments	46,437
Amounts representing interest	(7,953)
Present value of net future minimum lease payments	$38,484
Note 6 – Derivatives and Hedging Activities
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
Cash Flow Hedges of Interest Rate Risk
The Company historically utilized interest rate swaptions, accounted for as cash flow hedges, to protect itself against adverse fluctuations in interest rates on a forecasted issuance of debt. During the year ended December 31, 2024, the Company terminated its interest rate swaption contracts and discontinued the associated hedging relationship. The unamortized amount in accumulated other comprehensive income (loss) related to those swaption contracts was reclassified as a reduction to interest expense.
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
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate derivatives. The Company monitors counterparty risk in accordance with the provisions of ASC 815, "Derivatives and Hedging." In addition, the interest rate derivative agreements contain language outlining collateral-pledging requirements for each counterparty. As of March 31, 2025, the Company had posted $43.1 million of cash collateral with other financial institutions and held $57.5 million of cash collateral on behalf of other financial institutions.
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
The table below identifies the balance sheet category and fair value of the Company’s derivative instruments as of March 31, 2025 and December 31, 2024. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement as of March 31, 2025, it could have been required to settle its obligations under the agreement at the termination value.

	March 31, 2025			December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives in an asset position:
Derivatives not designated as hedging instruments:
Interest rate product	$750,082	$29,165	Other Assets	$697,086	$31,592	Other Assets
Credit risk participation agreements	49,480	—	Other Liabilities	49,480	—	Other Liabilities
Total derivatives in an asset position	$799,562	$29,165		$746,566	$31,592

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate product	$750,082	$26,447	Other Liabilities	$697,086	$29,110	Other Liabilities
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024.

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2025	2024
Derivatives Not Designated as Hedging Instruments under ASC 815-20:
Interest rate products	Other income / (expense)	$(6)	$239
Note 7 – Deposits
The following table provides information regarding the Bank’s deposit composition as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Noninterest-bearing demand	$1,607,826	$1,544,403
Interest-bearing transaction	926,722	1,211,791
Savings and money market	3,558,919	3,599,221
Time deposits	3,183,801	2,775,663
Total	$9,277,268	$9,131,078

The remaining maturity of time deposits as of March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
2025	$2,079,224	$2,210,348
2026	824,481	513,984
2027	94,089	8,392
2028	84,349	10,556
2029	32,955	32,383
Thereafter	68,703	—
Total	$3,183,801	$2,775,663
As of March 31, 2025 and December 31, 2024, time deposit accounts in excess of $250 thousand were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Three months or less	$388,868	$189,817
More than three months through six months	526,434	387,849
More than six months through twelve months	448,148	710,021
Over twelve months	553,520	421,530
Total	$1,916,970	$1,709,217
As of March 31, 2025, total brokered deposits were $3.8 billion, or 41% of total deposits, compared to $4.0 billion, or 44% as of December 31, 2024.

Note 8 – Borrowings
The following table summarizes the Company’s borrowings, which include repurchase agreements with the Company’s customers and borrowings as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)	Maturity Dates	Interest Rates (2)
March 31, 2025
Customer repurchase agreements	$32,357	$—	$32,357	$—	N/A	2.87%

Short-term borrowings:
Secured borrowings:
FHLB	490,000	—	490,000	1,070,435	Various(3)	4.80%
FRB:
Discount window	—	—	—	1,806,205	N/A	N/A
Total	490,000	—	490,000	2,876,640

Long-term borrowings:
Senior notes	77,665	(1,484)	76,181	—	September 30, 2029	10.00%
Total borrowings	$600,022	$(1,484)	$598,538	$2,876,640

December 31, 2024
Customer repurchase agreements	$33,157	$—	$33,157	$—	N/A	2.67%

Short-term borrowings:
Secured borrowings:
FHLB	490,000	—	490,000	874,270	Various	4.81%
FRB:
Discount window	—	—	—	1,800,646	N/A	N/A
Raymond James repurchase agreement	—	—	—	—	N/A	N/A
Total	490,000	—	490,000	2,674,916

Long-term borrowings:
Senior notes	77,665	(1,557)	76,108	—	September 30, 2029	10.00%
Total borrowings	$600,822	$(1,557)	$599,265	$2,674,916
(1)Available capacity on the Company's borrowings arrangements with the FHLB, the FRB and the Raymond James repurchase line comprise pledged collateral that has not been borrowed against. As of March 31, 2025, the Company had total additional undrawn borrowing capacity of approximately $4.2 billion, comprising unencumbered securities available to be pledged of approximately $1.3 billion and undrawn financing on pledged assets of $2.9 billion.
(2)Represent the weighted average interest rate on customer repurchase agreements, borrowings outstanding and the coupon interest rate on the subordinated notes, which approximates the effective interest rate.
(3)FHLB borrowings of $240.0 million were paid off on April 1, 2025 and a balance of $250.0 million remains outstanding as of the filing of this report.
The Company’s repurchase agreements operate on a rolling basis and do not contain contractual maturity dates. The contractual maturity dates on FHLB secured borrowings represent the maturity dates of current advances and are not evidence of a termination date on the line.
There are no prepayment penalties nor unused commitment fees on any of the Company’s borrowing arrangements.

Senior Notes
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes" or "Original Notes"). As of March 31, 2025, the carrying value of these 2029 Senior Notes was $76.2 million which reflected $1.5 million in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.

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
Note 9 – Net Income (Loss) per Common Share
The calculation of net income (loss) per common share for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2025	2024
Basic:
Net income (loss)	$1,675	$(338)
Average common shares outstanding	30,275	30,068
Basic net income (loss) per common share	$0.06	$(0.01)

Diluted:
Net income (loss)	$1,675	$(338)
Average common shares outstanding	30,275	30,068
Adjustment for common share equivalents	129	—
Average common shares outstanding-diluted	30,404	30,068
Diluted net income (loss) per common share (1)	$0.06	$(0.01)

Anti-dilutive shares	136	58
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

Note 10 – Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2025 and 2024.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2025
Net unrealized gain (loss) on securities available-for-sale	$25,673	$(6,322)	$19,351
Reclassification adjustment for net loss included in net income (loss)	(4)	1	(3)
Total unrealized gain (loss) on securities available-for-sale	25,669	(6,321)	19,348
Amortization of unrealized loss on securities transferred to held-to-maturity	1,565	(361)	1,204
Net unrealized loss on derivatives	(24)	6	(18)
Other comprehensive income (loss)	$27,210	$(6,676)	$20,534

Three Months Ended March 31, 2024
Net unrealized gain (loss) on securities available-for-sale	$(6,693)	$1,626	$(5,067)
Reclassification adjustment for net loss included in net income (loss)	(4)	1	(3)
Total unrealized gain (loss) on securities available-for-sale	(6,697)	1,627	(5,070)
Amortization of unrealized loss on securities transferred to held-to-maturity	1,731	(346)	1,385
Net unrealized loss on derivatives	363	(89)	274
Other comprehensive income (loss)	$(4,603)	$1,192	$(3,411)
The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2025 and 2024.

(dollars in thousands)	Securities Available For Sale	Held-to-Maturity Securities	Derivatives	Accumulated Other comprehensive income (loss) (Loss)
Three Months Ended March 31, 2025
Balance at beginning of period	$(106,852)	$(34,639)	$18	$(141,473)
Other comprehensive income (loss) before reclassifications	19,351	—	(18)	19,333
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,204	—	1,204
Amounts reclassified from accumulated other comprehensive loss	(3)	—	—	(3)
Net other comprehensive income (loss) during period	19,348	1,204	(18)	20,534
Balance at end of period	$(87,504)	$(33,435)	$—	$(120,939)

Three Months Ended March 31, 2024
Balance at beginning of period	$(122,246)	$(39,929)	$(182)	$(162,357)
Other comprehensive income (loss) before reclassifications	(5,067)	—	274	(4,793)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,385	—	1,385
Amounts reclassified from accumulated other comprehensive loss	(3)	—	—	(3)
Net other comprehensive income (loss) during period	(5,070)	1,385	274	(3,411)
Balance at end of period	$(127,316)	$(38,544)	$92	$(165,768)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Realized gain (loss) on sale of investment securities	$4	$4	Net gain (loss) on sale of investment securities
Income tax benefit (expense)	(1)	(1)	Income tax expense
Total	$3	$3	Net Income (Loss)
Note 11 – Fair Value Measurements
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
Level 2    Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or inputs that can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency securities, corporate debt securities, and derivative instruments.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2025
Assets:
Investment securities available-for-sale:
U.S. agency securities	—	537,909	—	537,909
Residential mortgage-backed securities	—	617,394	—	617,394
Commercial mortgage-backed securities	—	49,206	—	49,206
Municipal bonds	—	7,888	—	7,888
Corporate bonds	—	1,840	—	1,840
Loans held for sale	—	15,251	—	15,251
Interest rate product	—	29,165	—	29,165
Total assets measured at fair value on a recurring basis as of March 31, 2025	$—	$1,258,653	$—	$1,258,653
Liabilities:
Interest rate product	$—	$26,447	$—	$26,447
Total liabilities measured at fair value on a recurring basis as of March 31, 2025	$—	$26,447	$—	$26,447

December 31, 2024
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$24,776	$—	$24,776
U.S. agency securities	—	558,535	—	558,535
Residential mortgage-backed securities	—	625,316	—	625,316
Commercial mortgage-backed securities	—	48,945	—	48,945
Municipal bonds	—	8,014	—	8,014
Corporate bonds	—	1,818	—	1,818
Interest rate product	—	31,592	—	31,592
Total assets measured at fair value on a recurring basis as of December 31, 2024	$—	$1,298,996	$—	$1,298,996
Liabilities:
Interest rate product	$—	$29,110	$—	$29,110
Total liabilities measured at fair value on a recurring basis as of December 31, 2024	$—	$29,110	$—	$29,110

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
Loans: The fair value of individually assessed loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. As of March 31, 2025, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e. those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned ("OREO"): OREO is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
Assets measured at fair value on a nonrecurring basis are included in the table below. There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2025
Individually assessed loans:
Commercial	$—	$—	$5,092	$5,092
Income producing - commercial real estate	—	—	150,988	150,988
Owner occupied - commercial real estate	—	—	27,721	27,721
Construction - commercial and residential	—	—	298	298
Other real estate owned	—	—	2,459	2,459
Total assets measured at fair value on a nonrecurring basis as of March 31, 2025	$—	$—	$186,558	$186,558

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2024
Individually assessed loans:
Commercial	$—	$—	$2,551	$2,551
Income producing - commercial real estate	—	—	158,956	158,956
Owner occupied - commercial real estate	—	—	30,384	30,384
Construction - commercial and residential	—	—	303	303
Other real estate owned	—	—	2,743	2,743
Total assets measured at fair value on a nonrecurring basis as of December 31, 2024	$—	$—	$194,937	$194,937
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

The estimated fair values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
March 31, 2025
Assets
Cash and due from banks	$12,516	$12,516	$12,516	$—	$—
Federal funds sold	2,968	2,968	—	2,968	—
Interest bearing deposits with other banks	661,173	661,173	—	661,173	—
Investment securities available-for-sale	1,214,237	1,214,237	—	1,214,237	—
Investment securities held-to-maturity	924,473	820,530	—	820,530	—
Federal Reserve and Federal Home Loan Bank stock	51,467	N/A	—	—	—
Loans held for sale	15,251	15,251	—	15,251	—
Loans held for investment	7,943,306	7,713,251	—	—	7,713,251
Bank owned life insurance	320,055	320,055	—	320,055	—
Annuity investment	12,486	12,486	—	12,486	—
Interest rate product	29,165	29,165	—	29,165	—
Accrued interest receivable	48,563	48,563	—	48,563	—

Liabilities
Noninterest bearing deposits	1,607,826	1,607,826	—	1,607,826	—
Interest bearing deposits	4,485,641	4,485,641	—	4,485,641	—
Time deposits	3,183,801	3,193,860	—	3,193,860	—
Customer repurchase agreements	32,357	32,357	—	32,357	—
Other short-term borrowings	490,000	490,000	—	490,000	—
Long-term borrowings	76,181	83,935	—	83,935	—
Interest rate product	26,447	26,447	—	26,447	—
Accrued interest payable	16,957	16,957	—	16,957	—

December 31, 2024
Assets
Cash and due from banks	$11,882	$11,882	$11,882	$—	$—
Federal funds sold	2,581	2,581	—	2,581	—
Interest bearing deposits with other banks	619,017	619,017	—	619,017	—
Investment securities available-for-sale	1,267,404	1,267,404	—	1,267,404	—
Investment securities held-to-maturity	938,647	820,382	—	820,382	—
Federal Reserve and Federal Home Loan Bank stock	51,763	N/A	—	—	—
Loans held for investment	7,934,888	7,707,424	—	—	7,707,424
Bank owned life insurance	115,806	115,806	—	115,806	—
Annuity investment	12,656	12,656	—	12,656	—
Interest rate product	31,592	31,592	—	31,592	—
Accrued interest receivable	49,479	49,479	—	49,479	—

Liabilities
Noninterest bearing deposits	1,544,403	1,544,403	—	1,544,403	—
Interest bearing deposits	4,811,012	4,811,012	—	4,811,012	—
Time deposits	2,775,663	2,785,891	—	2,785,891	—
Customer repurchase agreements	33,157	33,157	—	33,157	—
Other short-term borrowings	490,000	490,000	—	490,000	—
Long-term borrowings	76,108	82,916	—	82,916	—
Interest rate product	29,110	29,110	—	29,110	—
Accrued interest payable	17,844	17,844	—	17,844	—

Note 12 – Segment Reporting
The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. The Chief Executive Officer, who is the Company’s chief operating decision maker ("CODM"), monitors revenue streams and other information provided about the company’s products and services offered, primarily banking operations. The information provided to the CODM is presented on an aggregated entity-level basis, which is consistent with the accompanying Consolidated Financial Statements presented in this Form 10-Q. The CODM evaluates the financial performance of the Company’s business by evaluating revenue streams, significant expenses, and budget to actual results in assessing operating results and in allocating resources, but profitability is only determined at the entity level. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and allocating resources. Interest income and fees on loans, investments, and deposits provide the majority of revenues in the Company's operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the Company's operations. All of the Company's income and expenses are included in the accompanying Consolidated Financial Statements presented in this Form 10-Q. All of the Company’s operations are domestic.
Note 13 - Legal Contingencies
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
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
This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Caution About Forward-Looking Statements. This report contains forward-looking statements. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and are typically identified with words such as "may," "will," "can," "anticipates," "believes," "expects," "plans," "strategies," "outlook," "estimates," "potential," "assume," "probable," "possible," "continue," "should," "could," "would," "strive," "seeks," "deem," "projections," "forecast," "consider," "indicative," "uncertainty," "likely," "unlikely," "likelihood," "unknown," "attributable," "depends," "intends," "generally," "feel," "typically," "judgment," "subjective" and similar words or phrases.
For details on factors that could affect these expectations, see the risk factors contained in this report and the risk factors and other cautionary language included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and in other periodic and current reports filed by the Company with the Securities and Exchange Commission ("SEC"). These forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. The Company's past results are not necessarily indicative of future performance, and nothing contained herein is meant to or should be considered and treated as earnings guidance of future quarters' performance projections. All information is as of the date of this report. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.
GENERAL
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System ("Federal Reserve Board," "Federal Reserve" or "FRB").
The Company was organized in October 1997 to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions that dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twelve branch offices (six in Suburban Maryland, three in Washington, D.C. and three in Northern Virginia), a principal corporate office, four lending centers (two are co-located with branches and one co-located in the principal corporate office) and one operations center.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in Note 1 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and Note 1 to the Consolidated Financial Statements included in this report. There have been no significant changes to the Company's accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Allowance for Credit Losses and Provision for Unfunded Commitments
A consequence of lending activities is that we incur credit losses, so we record an allowance for credit losses ("ACL") with respect to loan receivables and a reserve for unfunded commitments (“RUC”) as estimates of those losses. The amount of the ACL on loans is based on management's assessment of current expected credit losses ("CECL") in the portfolio.
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

The Company uses regression analysis of historical internal and peer data provided by a third-party service provider (as Company loss data is insufficient) to determine suitable loss drivers to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD will react to forecasted levels of the loss drivers. During the prior year, management enhanced the cash flow model to incorporate three additional macroeconomic variables. The four economic variables selected, national unemployment (original variable used), Commercial Real Estate ("CRE") Price Index, House Price Index and Gross Domestic Product ("GDP"), are incorporated by utilizing a Loss Driver Analysis approach that factors in historical losses, including during the Great Recession, of regional peer banks and the Bank. The updated model incorporates a weighting of three economic scenarios; baseline, upside and downside. The scenarios cover the four economic forecast variables, with each segment of the portfolio linked to two of these variables, depending on the segment. The loss driver analysis is spread over a reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
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
The ACL also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors reflected in the qualitative component of the reserve include, but are not limited to, concentrations of credit risk, appraisal risk from volatility in the market, changes in underwriting standards, experience and depth of lending staff and trends in delinquencies.
Management has developed an analytical process to monitor the adequacy of the ACL. Our methodology for determining our ACL was developed utilizing, among other factors, the guidance from federal banking regulatory agencies and relevant available information from internal and external sources and relating to past events, current conditions and reasonable and supportable forecasts. The process is being continually enhanced and refined based on periodic reviews. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. See Notes 1, 3 and 4 to the Consolidated Financial Statements, the “Provision for Credit Losses” and "Allowance for Credit Losses" sections below for more information on the provision for credit losses and ACL for the loan portfolio.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Overview
Net income for the three months ended March 31, 2025 was $1.7 million, as compared to net loss of $0.3 million, for the same period in 2024. This increase was primarily attributable to lower provision for credit losses and higher noninterest income, partially offset by lower net interest income and higher noninterest expense during the current period. See the discussion below for more information on these drivers and the components of these changes.
Net interest income decreased to $65.6 million for three months ended March 31, 2025 compared to $74.7 million for the three months ended March 31, 2024. The net interest margin, which measures the difference between interest income and interest expense as a percentage of earning assets, was 2.28% for three months ended March 31, 2025 and 2.43% for three months ended March 31, 2024, a decrease of 15 basis points. For further information on the components and drivers of these changes, see the "Net Interest Income and Net Interest Margin" section below.
Total noninterest income in three months ended March 31, 2025 was $8.2 million, as compared to $3.6 million in three months ended March 31, 2024, a 129% increase, primarily driven by higher income from bank owned life insurance (“BOLI”) during the current period. See "Other Earnings Assets" section below for further discussion on BOLI.
The provision for credit losses in the three months ended March 31, 2025 was $26.3 million as compared to $35.2 million in three months ended March 31, 2024. For information on the components and drivers of these changes see "Provision for Credit Losses" section below.
Noninterest expenses in three months ended March 31, 2025 totaled $45.5 million, as compared to $40.0 million for the same period in 2024, a 14% increase. The increase was primarily attributable to higher FDIC insurance assessments during the current period. Additional details on these expenses and other noninterest expenses are provided in "Noninterest Expense" section below.
The efficiency ratio, which measures the ratio of noninterest expense to total net revenue (the sum of net interest income and non-interest income), was 61.54% for three months ended March 31, 2025 as compared to 51.09% for same period in 2024.
In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, represented 68% and 65% of average earning assets for three months ended March 31, 2025 and 2024, respectively. For three months ended March 31, 2025, as compared to same period in 2024, average loans, excluding loans held for sale, decreased by $55.2 million, or 1%, driven by payoffs and paydowns that outpaced originations and advances.
Average investment securities for three months ended March 31, 2025 were 19% of average earning assets compared to 20% for same period in 2024. The combination of federal funds sold and interest bearing deposits with other banks represented 12% and 15% of average earning assets for three months ended March 31, 2025 and 2024, respectively.
The ratio of common equity to total assets was relatively flat at 11.00% as of March 31, 2025, compared to 11.02% as of December 31, 2024. For three months ended March 31, 2025, the return on average assets (“ROAA”) was 0.06%, as compared to (0.01)% for same period in 2024. Total shareholders’ equity was $1.24 billion as of March 31, 2025 as compared to $1.23 billion as of December 31, 2024, an increase of 2%. The return on average common equity (“ROACE”) for three months ended March 31, 2025 was 0.55% as compared to (0.11)% for same period in 2024.
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

Net interest income for the three months ended March 31, 2025 was $65.6 million compared to $74.7 million for the same period in 2024. The 12% decrease for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to increases in average deposits ($8.0 billion compared to $7.4 billion, respectively) offset by decreases in average deposit rates (3.91% compared to 4.29%, respectively), and by a decrease in the level of other short term borrowings ($682.2 million compared to $1.8 billion, respectively) partially offset by an increase in the interest rate paid on other short-term borrowings (5.19% compared to 4.75%, respectively). Additionally, average loan balances ($7.9 billion compared to $8.0 billion, respectively) and yields (6.45% compared to 6.95%, respectively) were slightly lower.
Net interest margin decreased by 15 basis points to 2.28% in three months ended March 31, 2025 from 2.43% in three months ended March 31, 2024. The decrease reflects the increase in deposits and related cost of funds and the decrease in the yield on loans. The cost of funds on interest-bearing liabilities decreased 23 basis points from 3.58% in three months ended March 31, 2024 to 3.35% in three months ended March 31, 2025, while the yield on interest-earning assets decreased by 35 basis points from 5.71% in three months ended March 31, 2024 to 5.36% in three months ended March 31, 2025.
Average loans held for investment were $7.9 billion for the three months ended March 31, 2025, compared to $8.0 billion for the same period in 2024. Average investment securities were $2.3 billion for the three months ended March 31, 2025, compared to $2.5 billion for the same period in 2024. Average interest-bearing deposits with other banks and other short term investments were $1.4 billion for three months ended March 31, 2025 compared to $1.8 billion for the same period in 2024. Interest income on loans, the largest component of interest income on earning assets, had a yield of 6.45% in three months ended March 31, 2025, compared to 6.95% in same period in 2024, a decrease of 50 basis points.
Average interest-bearing deposits increased from $7.4 billion in the three months ended March 31, 2024 to $8.0 billion in the three months ended March 31, 2025, while average noninterest bearing demand deposits decreased to $1.9 billion for the three months ended March 31, 2025 from $2.1 billion for the three months ended March 31, 2024.
Average borrowings decreased from $1.8 billion in the three months ended March 31, 2024 to $0.8 billion in the three months ended March 31, 2025. Refer to the "Deposits and Other Borrowings" section below for further discussion of deposits and borrowings.
The table below presents the average balances and rates of the major categories of the Company's assets and liabilities for the three months ended March 31, 2025 and 2024. Included in the table are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$1,445,054	$15,803	4.44%	$1,841,771	$24,862	5.43%
Loans held for sale	169	—	—%	—	—	—%
Loans (1) (2)	7,933,695	126,136	6.45%	7,988,941	137,994	6.95%
Investment securities available-for-sale (2)	1,321,954	6,857	2.10%	1,516,503	7,247	1.92%
Investment securities held-to-maturity	933,880	5,055	2.20%	1,011,231	5,433	2.16%
Federal funds sold	5,410	27	2.02%	7,051	66	3.76%
Total interest earning assets	$11,640,162	$153,878	5.36%	$12,365,497	$175,602	5.71%

Noninterest earning assets	596,585			508,987
Less: allowance for credit losses	118,557			90,014
Total noninterest earning assets	$478,028			$418,973
Total Assets	$12,118,190			$12,784,470

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing transaction	$1,368,609	$9,908	2.94%	$1,833,493	$16,830	3.69%
Savings and money market	3,682,217	32,389	3.57%	3,423,388	35,930	4.22%
Time deposits	2,951,111	34,914	4.80%	2,187,320	26,623	4.90%
Total interest bearing deposits	8,001,937	77,211	3.91%	7,444,201	79,383	4.29%
Customer repurchase agreements and federal funds purchased	36,572	260	2.88%	36,084	315	3.51%
Other short-term borrowings	682,222	8,733	5.19%	1,796,863	21,206	4.75%
Long-term borrowings	76,146	2,025	10.79%	—	—	—%
Total interest bearing liabilities	$8,796,877	$88,229	4.07%	$9,277,148	$100,904	4.37%

Noninterest bearing liabilities:
Noninterest bearing demand	1,881,296			2,057,460
Other liabilities	197,212			160,206
Total noninterest bearing liabilities	$2,078,508			$2,217,666

Shareholders’ equity	1,242,805			1,289,656
Total Liabilities and Shareholders’ Equity	$12,118,190			$12,784,470

Net interest income		$65,649			$74,698
Net interest spread			1.29%			1.34%
Net interest margin			2.28%			2.43%
Cost of funds			3.35%			3.58%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.8 million and $5.1 million, for the three months ended March 31, 2025, and 2024, respectively.
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

	Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on:
Loans	$(954)	$(10,904)	$(11,858)
Investment securities available-for sale	(930)	541	(389)
Investment securities held-to-maturity	(416)	38	(378)
Interest bearing bank deposits	(5,355)	(3,704)	(9,059)
Federal funds sold	(15)	(24)	(39)
Total interest income	$(7,670)	$(14,053)	$(21,723)

Interest paid on:
Interest bearing transaction	$(4,267)	$(2,655)	$(6,922)
Savings and money market	2,717	(6,258)	(3,541)
Time deposits	9,296	(1,005)	8,291
Customer repurchase agreements	4	(59)	(55)
Other short-term borrowings	(12,201)	765	(11,436)
Long-term borrowings	92	896	988
Total interest expense	$(4,359)	$(8,316)	$(12,675)
Net interest income	$(3,311)	$(5,737)	$(9,048)
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
The provision for credit losses on loans for the three months ended March 31, 2025 was $26.3 million and there were $11.2 million of net charge offs in its ACL compared to $35.2 million and $21.4 million respectively, during the same period in 2024.
The change in the provision for credit losses on the loan portfolio for the three months ended March 31, 2025 was primarily attributable to the replenishment of the reserve following net charge-offs of $11.2 million, as mentioned above, and an increase in the qualitative overlay. The increase in the overlay relates to updated assumptions associated with the probability of default and probability of loss associated with commercial real estate office loans. For a discussion of the adverse effects changes in government spending and the size of the federal workforce have had on our loan portfolio and provision for credit losses, and the associated risks of future increases in our provision for credit losses from these or further such changes, see "Item 1A. Risk Factors" below.
The provision for credit losses for the held-to-maturity securities portfolio was recorded primarily on several corporate bonds. During the three months ended March 31, 2025, there was a reversal of provision for credit losses of $54 thousand for the held-to-maturity securities portfolios, compared to a provision expense of $1 thousand for the three months ended March 31, 2024.

The provision for credit losses for unfunded commitments is presented separately on the Statement of Operations. This provision considers the probability that unfunded commitments will fund among other factors. There was a reversal of $297 thousand in three months ended March 31, 2025, compared to a provision expense of $456 thousand in three months ended March 31, 2024, primarily due to lower unfunded commitments in our construction portfolio during the current period.
Noninterest Income
Noninterest income includes service charges on deposits, gain on sale of investment securities, income from BOLI and other income. The following table summarizes the comparative noninterest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Service charges on deposits	$1,743	$1,699	$44	3%
Net loss on sale of investment securities	4	4	—	—%
Increase in the cash surrender value of bank-owned life insurance	4,282	703	3,579	509%
Other income	2,178	1,183	995	84%
Total	$8,207	$3,589	$4,618	129%
Total noninterest income for the three months ended March 31, 2025 was $8.2 million as compared to $3.6 million for the three months ended March 31, 2024. This 129% increase was primarily driven by a new BOLI investment of $200 million in the quarter ended March 31, 2025.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance assessments and other expenses. The following table summarizes the comparative noninterest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Salaries and employee benefits	$21,968	$21,726	$242	1%
Premises and equipment expenses	3,203	3,059	144	5%
Marketing and advertising	1,371	859	512	60%
Data processing	3,978	3,293	685	21%
Legal, accounting and professional fees	3,122	2,507	615	25%
FDIC insurance	8,962	6,412	2,550	40%
Other expenses	2,847	2,141	706	33%
Total	$45,451	$39,997	$5,454	14%
Total noninterest expense was $45.5 million for the three months ended March 31, 2025, as compared to $40.0 million for the three months ended March 31, 2024. This 14% increase was primarily due to higher FDIC deposit insurance assessments during the current period. FDIC insurance expense was $9.0 million for the three months ended March 31, 2025 as compared to $6.4 million for same period in 2024, an increase of $2.5 million, or 40%.
The major components of other expenses include regulatory assessment fees, director compensation, real estate taxes, and insurance expenses. Other expenses were $2.8 million for three months ended March 31, 2025 as compared to $2.1 million for same period in 2024, an increase of 33%. The increase in three months ended March 31, 2025, as compared to 2024, was primarily due to an increase in real estate taxes.
The efficiency ratio, which measures the ratio of noninterest expense to total net revenue, was 61.54% for the three months ended March 31, 2025 as compared to 51.09% for the same period in 2024. This increase in the efficiency ratio was primarily driven by higher FDIC insurance, as discussed above, and a decrease in net interest income.
As a percentage of average assets, total noninterest expense (annualized) was 1.52% for the three months ended March 31, 2025 as compared to 1.26% for the same period in 2024. The increase for the three months ended March 31, 2025 as compared to the same period 2024 was primarily due to a decrease in average interest earning assets and an increase in FDIC assessment.

Income Tax Expense
Income tax expense was $772 thousand for the three months ended March 31, 2025 as compared to $3.0 million for the three months ended March 31, 2024. The decrease in the income tax provisions was primarily driven by a decrease in the pre-tax income, and lower tax expense related to the vesting of stock-based compensation.
The effective tax rate for the three months ended March 31, 2025 was 31.5%. The effective tax rate for the first three months of 2025 varies from the 21% statutory rate primarily due to the tax expense related to the excess initial fair values of stock awards that were expensed compared to the fair market value at vesting, net with the tax benefit of tax-exempt interest income and tax-exempt income from the increase in the cash surrender value of BOLI.
BALANCE SHEET ANALYSIS
Overview
Total assets as of March 31, 2025 were $11.3 billion as compared to $11.1 billion as of December 31, 2024, a 2% increase. The increase in total assets from December 31, 2024 to March 31, 2025 was primarily driven by an increase in BOLI asset due to additional insurance coverage purchased in the current period. See "Other Earnings Assets" section below for further discussion on BOLI.
Total loans held for investment at amortized cost basis, the largest component of assets, were approximately $7.94 billion as of March 31, 2025, and remained relatively flat as compared to $7.93 billion as of December 31, 2024. There was $15.3 million in loans held for sale as of March 31, 2025 and none as of December 31, 2024. Refer to the "Loan Portfolio" section below for further discussion on loans.
Investment securities, at amortized cost net of the allowance for credit losses, were $2.25 billion as of March 31, 2025 as compared to $2.35 billion as of December 31, 2024, a $93.0 million or 4% decrease. This decrease was primarily driven by maturities and paydowns of investment securities.
In terms of funding, total deposits as of March 31, 2025 were $9.3 billion as compared to $9.1 billion as of December 31, 2024, an increase of 2%. Total borrowed funds (excluding customer repurchase agreements) were $566.2 million and $566.1 million as of March 31, 2025 and December 31, 2024, respectively. The components and drivers of the change are discussed in the "Deposits and Other Borrowings" section below.
Total shareholders’ equity as of March 31, 2025 was $1.24 billion as compared to $1.23 billion as of December 31, 2024, a 2% increase. The increase in shareholders’ equity in 2025 was primarily from the net income from operations, partially offset by payment of cash dividends. The ratio of common equity to total assets was 11.00% as of March 31, 2025 as compared to 11.02% as of December 31, 2024. Book value per share was $40.99 as of March 31, 2025, a 1.0% increase over $40.60 as of December 31, 2024.
In addition, the tangible common equity ratio was 11.00% as of March 31, 2025, compared to 11.02% as of December 31, 2024. Tangible book value per share was $40.99 as of March 31, 2025, a 1.0% increase from $40.59 as of December 31, 2024. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
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
The Company's capital ratios remain substantially in excess of regulatory minimums and buffer requirements. The total risk based capital ratio was 15.86% as of March 31, 2025 and December 31, 2024. The common equity tier one capital ("CET1") risk based capital ratio was 14.61% as of March 31, 2025, as compared to 14.63% as of December 31, 2024. The tier 1 risk based capital ratio was 14.61% as of March 31, 2025, as compared to 14.63% as of December 31, 2024. The tier 1 leverage ratio was 11.11% as of March 31, 2025, as compared to 10.74% as of December 31, 2024.
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

Loans outstanding were $7.94 billion as of March 31, 2025, as compared to $7.93 billion as of December 31, 2024, an increase of $8.4 million or 0.1%. The loan portfolio mix continues to evolve as the Bank has experienced a reduction in commercial loans and owner-occupied construction loans, offset by increases in owner-occupied commercial real estate loans and fundings of ongoing construction projects for commercial and residential properties. Market rates year to date in 2025 for our new loan originations on average have been fairly consistent with the market rates at the end of 2024, since short-term interest rates remained unchanged in the first quarter of 2025. We continue to see opportunities for growth in the commercial lending market in our focused sectors; our processes for evaluating these opportunities are designed to ensure they are subject to reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Following origination, we continue to monitor our borrowers' business plans and assess primary and alternative sources for loan repayment and, if necessary, obtain collateral to mitigate credit loss in the event of default.
The Bank has a large portion of its loan portfolio related to real estate, with 83% consisting of commercial real estate and real estate construction loans as of March 31, 2025. Non-owner occupied commercial real estate represented 64% of the loan portfolio while the remaining 19% is represented by the "owner occupied-commercial real estate" and "construction–C&I (owner occupied)" loans.
Loans, net of amortized deferred fees and costs, as of March 31, 2025 and December 31, 2024 by major category are summarized below.

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,178,343	15%	$1,183,341	15%
PPP loans	226	—%	287	—%
Income producing - commercial real estate	3,967,124	49%	4,064,846	51%
Owner occupied - commercial real estate	1,403,668	18%	1,269,669	16%
Real estate mortgage - residential	48,821	1%	50,535	1%
Construction - commercial and residential	1,210,788	15%	1,210,763	15%
Construction - C&I (owner occupied)	83,417	1%	103,259	1%
Home equity	50,121	1%	51,130	1%
Other consumer	798	—%	1,058	—%
Total loans	$7,943,306	100%	$7,934,888	100%
Less: allowance for credit losses	(129,469)		(114,390)
Loans, net(1)	$7,813,837		$7,820,498
(1)Excludes accrued interest receivable of $41.9 million and $42.9 million as of March 31, 2025 and December 31, 2024, respectively, which is recorded in other assets.
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

The Company's concentration in the Washington, D.C. metro area, includes "Washington's Maryland Suburbs," which comprise Frederick, Prince George's and Montgomery counties and "Northern Virginia," which comprises Alexandria, Arlington, Falls Church, Fairfax, Loudoun and Prince William counties. As of March 31, 2025, 31.1%, 26.9%, 23.1%, 6.1%, and 12.8% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. As of December 31, 2024, 31.3%, 27.4%, 23.9%, 5.8% and 11.6% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. While we remain cautious with regard to CRE market conditions, principally office, the strength of the Washington D.C. metro area in certain sectors, particularly multi-family commercial real estate and the housing market, continue to drive premiums for well-located properties.
As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $6.5 billion and $6.5 billion, or 81.8% and 81.5% of total loans, of amortized cost outstanding as of March 31, 2025 and December 31, 2024, respectively. Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. Income producing CRE loans collateralized by office properties comprised approximately $847.7 million and $862.2 million, or 10.7% and 10.9% of total loans, as of March 31, 2025 and December 31, 2024, respectively.
Office loans within Washington D.C., Washington's Maryland Suburbs and Northern Virginia were $792.9 million and $795.0 million, or 10.0% and 10.0% of total loans, as of March 31, 2025 and December 31, 2024, respectively. As a percentage of total principal balance of income producing - CRE office loans, 39.0%, 35.4%, 15.1%, and 10.5% were located in Washington's Maryland Suburbs, Northern Virginia, the central business district of Washington D.C., and Washington, D.C. (outside the central business district,) respectively, as of March 31, 2025.
The following table summarizes the Company's income producing - commercial real estate loans, at principal, by collateral location and type, as of March 31, 2025:

		Maryland		Virginia
(dollars in thousands)	Washington D.C.	Washington Suburbs	Other	Northern Virginia	Other	Other	Total	Percent of Total
Collateral Type:
Hotel & motel	$136,937	$75,367	$101,822	$60,223	$—	$21,348	$395,697	11%
Industrial	868	72,053	40,169	36,311	19,549	—	168,950	5%
Mixed use	280,673	43,185	371	54,335	25,647	4,954	409,165	10%
Multifamily	394,167	192,170	310	117,593	84,666	48,137	837,043	21%
Office	217,505	327,144	4,229	249,765	50,625	—	849,268	21%
Retail	78,207	95,840	60,324	73,820	64,883	1,282	374,356	9%
Single / 1-4 Family & Res. Condo	66,583	2,087	2,088	10,032	6,427	4,029	91,246	2%
Other	179,710	175,491	28,280	418,377	8,366	38,899	849,123	21%
Total	$1,354,650	$983,337	$237,593	$1,020,456	$260,163	$118,649	$3,974,848	100%
Percent of total	34%	25%	6%	26%	6%	3%	100%
Percent of Principal by Loan Size:
Less than $1 million	2%	2%	2%	1%	2%	2%
$1 million to $5 million	9%	10%	21%	8%	11%	16%
$5 million to $10 million	7%	7%	21%	5%	13%	31%
$10 million to $25 million	20%	13%	25%	37%	39%	20%
$25 million to $50 million	46%	29%	31%	37%	35%	31%
Greater than $50 million	16%	39%	—%	12%	—%	—%
Total	100%	100%	100%	100%	100%	100%

As of March 31, 2025 and December 31, 2024, $302.0 million and $287.0 million, respectively, of principal of CRE loans collateralized by office properties were criticized or classified.
The Company is exploring ways to optimize its balance sheet to reduce the Company’s commercial real estate loan concentration, including ways to reduce exposure to short- and intermediate-term valuation risks for its office loans. There is no assurance that the Company will decide to seek to implement, or ultimately implement, any balance sheet optimization strategy, and any strategy the Company decides to pursue may not be successful. In addition, future decisions the Company makes in connection with its balance sheet optimization efforts could result in higher credit costs and could also have a material impact on our financial condition and results of operations in the period or periods any relevant decisions are made or strategies implemented.
Loan Maturity
The following table sets forth the time to contractual maturity of the loan portfolio as of March 31, 2025. Loans are shown in the period based on final contractual maturity. Demand loans, having no contractual maturity, and overdrafts are reported as due in one year or less.

	March 31, 2025
(dollars in thousands)	Total	One Year or Less (1)	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,178,343	$471,435	$579,950	$124,099	$2,859
PPP loans	226	226	—	—	—
Income producing - commercial real estate (2)	3,967,124	1,808,583	1,930,099	228,442	—
Owner occupied - commercial real estate	1,403,668	223,286	575,023	338,255	267,104
Real estate mortgage - residential	48,821	13,056	26,602	367	8,796
Construction - commercial and residential	1,210,788	628,422	549,177	3,591	29,598
Construction - C&I (owner occupied)	83,417	27,410	6,832	9,810	39,365
Home equity	50,121	1,980	731	1,604	45,806
Other consumer	798	649	12	—	137
Total loans	$7,943,306	$3,175,047	$3,668,426	$706,168	$393,665

Loans with:
Predetermined fixed interest rate	$2,953,021	$895,243	$1,602,736	$390,215	$64,827
Floating or adjustable interest rate	4,990,285	2,279,804	2,065,690	315,953	328,838
Total loans	$7,943,306	$3,175,047	$3,668,426	$706,168	$393,665
(1)Income producing CRE office loans with total principal of $849.3 million and multifamily loans with total principal of $837.0 million as of March 31, 2025 are included within income producing - commercial real estate. The charts below represent their maturities schedules.

Allowance for Credit Losses
The ACL is an estimate based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank. A full discussion of the accounting for ACL is contained in Note 1 to the Consolidated Financial Statements and activity in the ACL is contained in Note 4 to the Consolidated Financial Statements. Also, refer to “Critical Accounting Policies and Estimates” above for further discussion of the methodology which management employs to maintain an adequate ACL, as well as the discussion under the caption “Provision for Credit Losses” above for a discussion of the Company's calculation of the provision for credit losses during the three months ended March 31, 2025 and 2024.
The ACL for loans as of March 31, 2025 was $129.5 million, which reflected a $15.1 million increase from $114.4 million as of December 31, 2024, reflecting a provision for credit losses of $26.3 million and $11.2 million in net charge-offs during the three months ended March 31, 2025. Net charge-offs of $11.2 million during three months ended March 31, 2025 represented 0.57% of average loans held for investment, a decrease from net charge-offs of $21.4 million during same period in 2024, which represented 1.07% of average loans held for investment. Net charge-offs during the three months ended March 31, 2025, included $11.0 million of charge offs on three CRE office lending relationships. The ACL represented 1.63% of total loans as of March 31, 2025 as compared to 1.44% as of December 31, 2024. As of March 31, 2025, the allowance represented 65% of nonperforming loans as compared to 55% as of December 31, 2024.
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
The Company believes it has taken a prudent posture with respect to risk rating its loan portfolio. As of March 31, 2025 and December 31, 2024, loans rated special mention had an amortized cost of $272.9 million and $244.8 million, respectively, and loans rated substandard had an amortized cost of $501.6 million and $426.4 million, respectively. The increase in special mention loans was primarily attributable to additions in C&I loans and income producing - commercial real estate and commercial loans. The increases in substandard loans were primarily attributable to additions in CRE loans, particularly in income producing - commercial real estate and owner-occupied - commercial real estate loans. As of March 31, 2025, 100% and 51% of special mention and substandard loans, respectively, were current. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.
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
As of March 31, 2025 and December 31, 2024, the Company's performing office coverage ratio, which calculates the ACL attributable to loans collateralized by performing office properties as a percentage of total loans, was 5.78% and 3.81%, respectively.

The following table sets forth activity in the allowance for credit losses:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$114,390	$85,940
Charge-offs:
Commercial	(270)	(496)
Income producing - commercial real estate	(6,170)	(20,943)
Owner occupied - commercial real estate	(4,862)	—
Construction - commercial and residential	—	(129)
Other consumer	(4)	(1)
Total charge-offs	(11,306)	(21,569)

Recoveries:
Commercial	53	115
Owner occupied - commercial real estate	23	24
Total recoveries	76	139
Net charge-offs	(11,230)	(21,430)
Provision for credit losses - loans	26,309	35,174
Balance at end of period	$129,469	$99,684

Annualized ratio of net charge-offs to average loans outstanding during the period	0.57%	1.07%
The following table reflects the allocation of the ACL as of March 31, 2025 and December 31, 2024 by loan category and the percentage of allowance in each category. The allocation of the allowance as of March 31, 2025 includes allowance for credit losses of $16.9 million against individually assessed loans of $201.0 million, as compared to allowance for credit losses of $17.1 million against individually assessed loans of $208.7 million as of December 31, 2024. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance to absorb losses in any category.

	March 31, 2025			December 31, 2024
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$20,661	15%	15%	$19,390	17%	15%
Income producing - commercial real estate	61,937	48%	49%	55,185	48%	51%
Owner occupied - commercial real estate	26,872	21%	18%	22,654	19%	16%
Real estate mortgage - residential	670	1%	1%	610	1%	1%
Construction - commercial and residential	16,891	13%	15%	14,585	13%	15%
Construction - C&I (owner occupied)	1,681	1%	1%	1,282	1%	1%
Home equity	724	1%	1%	653	1%	1%
Other consumer	33	—%	—%	31	—%	—%
Total	$129,469	100%	100%	$114,390	100%	100%
Nonperforming Assets
The Company’s level of nonperforming assets, which is comprised of the amortized cost of loans delinquent 90 days or more, and nonaccrual loans, which includes the nonperforming portion of loan modifications, and the carrying value of other real estate owned ("OREO") totaled $202.9 million as of March 31, 2025, representing 1.79% of total assets, as compared to $211.4 million as of December 31, 2024, representing 1.90% of total assets. The decrease is primarily due to the changes in nonperforming loans discussed below.
The Company had no accruing loans that were 90 days or more past due as of March 31, 2025 and December 31, 2024. Management prioritizes remaining attentive to early signs of deterioration in borrowers’ financial conditions and to taking action designed to mitigate risk. The Company places loans on nonaccrual status if it deems collection to be doubtful. The Company believes, based on its loan portfolio risk analysis that its ACL at 1.63% of total loans as of March 31, 2025, is adequate to absorb expected credit losses within the loan portfolio at that date.

Total nonperforming loans had an amortized cost of $200.4 million as of March 31, 2025, representing 2.52% of total loans, compared to $208.7 million as of December 31, 2024, representing 2.63% of total loans. The decrease was primarily from the charge offs on two income-producing commercial real estate loans and one owner-occupied commercial real estate loan.
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
During the three months ended March 31, 2025, the Bank modified 7 loans with a total amortized cost of $83.0 million as of March 31, 2025 (1.0% of the loan portfolio). These loans received extended loan terms of between approximately seven to twenty-one months.
As of March 31, 2025, the payment status of four loans modified in the preceding twelve months, totaling $95.0 million of amortized cost basis, included two loans with an amortized cost basis of $10.6 million which were 30 to 89 days past due, and the other two loans with a total amortized cost basis of $84.4 million which were on nonaccrual status. As of March 31, 2025, additional loans that were modified in the preceding twelve months which were performing under their modified terms totaled $228.9 million of amortized cost basis.
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
Included in nonperforming assets as of March 31, 2025 is OREO of $2.5 million, consisting of five foreclosed properties, compared to OREO of $2.7 million, consisting of five foreclosed properties as of December 31, 2024. OREO properties are carried at the lower of cost or at fair value less estimated costs to sell.
It is the Company's policy to generally obtain third party appraisals prior to foreclosure and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, a scenario in which the Company is considering legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were two OREO sales in three months ended March 31, 2025 and two in three months ended March 31, 2024, generating proceeds of $772 thousand and $656 thousand, respectively.
The following table shows the amounts of nonperforming assets, including loans at amortized cost and OREO at the lower of cost or fair value less estimated costs to sell, at the dates indicated:

(dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual Loans:
Commercial	$4,328	$2,048
Income producing - commercial real estate	160,789	168,454
Owner occupied - commercial real estate	34,882	37,744
Real estate mortgage - residential	144	157
Home equity	298	303
Total nonperforming loans	200,441	208,706
Other real estate owned	2,459	2,743
Total nonperforming assets	$202,900	$211,449

Coverage ratio, allowance for credit losses to total nonperforming loans	65%	55%
Ratio of nonperforming loans to total loans	2.52%	2.63%
Ratio of nonperforming assets to total assets	1.79%	1.90%
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
As of March 31, 2025, there were $501.6 million of substandard loans. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.
Other Earning Assets
As part of its employee benefits and financing strategies, the Company has invested in Bank-Owned Life Insurance ("BOLI") policies. BOLI serves as a tax-efficient asset designed to offset the cost of employee benefit obligations. The Company views BOLI as a long-term investment to help fund future benefit expenses.
As of March 31, 2025, the cash surrender value of BOLI totaled $320.1 million, compared to $115.8 million as of December 31, 2024. The increase reflects earnings on the policies as well as additional BOLI purchased through premium payments made in the first quarter of 2025.
Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, Negotiable Order of Withdrawal ("NOW") accounts, savings accounts, and certificates of deposits. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank regularly utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits.

	March 31, 2025		December 31, 2024
	Balance	Percentage	Balance	Percentage
Noninterest-bearing demand	$1,607,826	17%	$1,544,403	17%
Interest-bearing transaction	926,722	10%	1,211,791	13%
Savings and money market	3,558,919	39%	3,599,221	39%
Time deposits	3,183,801	34%	2,775,663	31%
Total	$9,277,268	100%	$9,131,078	100%
For the three months ended March 31, 2025, deposits were $9.3 billion as compared to $9.1 billion as of December 31, 2024, an increase of 2%. The increase was primarily attributable to a $408.1 million increase in interest bearing time deposits, partially offset by a $285.1 million reduction in interest bearing transaction deposits. These deposit changes were the result of growth in time deposits from the company's digital acquisition channel.
Noninterest bearing deposits increased $63.4 million or 4% to $1.6 billion as of March 31, 2025 as compared to $1.5 billion as of December 31, 2024, while interest bearing deposits decreased by $325.4 million, or 7%. Within interest bearing deposits, money market and savings accounts collectively amounted to $3.56 billion as of March 31, 2025, or 38% of total deposits, as compared to $3.60 billion, or 39% of total deposits, as of December 31, 2024, a decrease of $40.3 million, or 1%.
No single depositor represented more than 10% of total deposits as of March 31, 2025. The ten largest depositors not associated with brokered pass-through relationships represented approximately 18% of total deposits in the aggregate as of March 31, 2025. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end compared to average deposit balances.
The Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm and other national brokerage networks, including IntraFi Network, LLC ("IntraFi"). Additionally, the Bank participates in the CDARS and the ICS products, which provide for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. ICS also allows for the sale of deposits into the IntraFi Network (“One-Way Sale”) which provides FDIC insurance for the depositor without reciprocal deposits returned to the Bank. Deposits sold through the IntraFi One-Way Sale process are not included in the Bank’s deposit totals. The sale of ICS deposits allows the Bank to moderate the fluctuation of deposit balances. As of March 31, 2025, the Bank sold de minimis deposits through the IntraFi One-Way Sale network. The total of reciprocal deposits as of March 31, 2025 was $1.2 billion (13% of total deposits) as compared to $1.4 billion (16% of total deposits) as of December 31, 2024. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to obtain one way CDARS deposits and participates in IntraFi’s Insured Network Deposit Program, (“IND”). The Bank had $872.1 million and $894.7 million of IND brokered deposits as of March 31, 2025 and December 31, 2024, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks changes due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty with obtaining them in the future. In that event we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.
We have used brokered deposits and intend to continue to use brokered deposits as one of our funding sources to support future growth. As of March 31, 2025, total brokered deposits were $3.8 billion, or 41.4% of total deposits, compared to $4.0 billion, or 44% as of December 31, 2024, These brokered deposits were comprised of savings, money market and other interest-bearing transaction accounts of $2.3 billion and $2.7 billion, and time deposits of $1.4 billion and $1.3 billion as of March 31, 2025 and December 31, 2024, respectively. The Company uses the Call Report definitions for regulatory reporting by the Bank to classify its deposits as brokered deposits. As of March 31, 2025 and December 31, 2024, total deposits included estimated totals of $2.4 billion and $2.2 billion of uninsured deposits, which represented 25% and 24% of total deposits, respectively.
As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $32.4 million as of March 31, 2025 compared to $33.2 million as of December 31, 2024. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed MBS.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company had outstanding balances of $490.0 million of FHLB advances. Outstanding FHLB advances are secured by collateral consisting of specifically pledged marketable investment securities, a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes" or "Original Notes"). As of March 31, 2025, the carrying value of these 2029 Senior Notes was $76.2 million which reflected $1.5 million in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.
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
Commitments and Contractual Obligations
Loan commitments outstanding and lines and letters of credit as of March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Unfunded loan commitments	$1,248,554	$1,318,133
Unfunded lines of credit	90,664	88,305
Letters of credit	66,797	69,051
Total	$1,406,015	$1,475,489
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
Letters of credit include standby and commercial letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by the Bank's customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Standby letters of credit are generally not drawn. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Bank. The Bank has recourse against the customer for any amount it is required to pay to a third party under a letter of credit, and holds cash and or other collateral on those standby letters of credit for which collateral is deemed necessary
LIQUIDITY MANAGEMENT
Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. Approximately 57% of the Company's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility to generate cash from sales as needed to meet ongoing loan demand. These securities can also be utilized as pledged assets that provide secondary liquidity through the form of additional available borrowings. Investment securities that are classified as held-to-maturity can also be used as collateral to pledge against additional borrowings. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity.
The following table summarizes the Company's secondary sources of liquidity in use and available as of March 31, 2025:

(dollars in thousands)	Secondary Sources of Liquidity in Use	Secondary Sources of Remaining Liquidity Available
Unsecured brokered deposits (1)	$1,077,776	$1,266,390
FHLB secured borrowings	490,000	1,070,435
FRB:
Discount window secured borrowings	—	1,806,205
Federal funds lines	—	145,000
Customer repurchase agreements	32,357	—

Unpledged assets: (2)
Interest-bearing deposits with banks	—	12,792
Investment securities	—	1,280,116
Total	$1,600,133	$5,580,938
(1)The available liquidity from the unsecured brokered deposits represents unsecured funds under one-way CDARS and ICS brokered deposits that would require then current market rates and be dependent on the availability of funds in those networks.
(2)Unpledged assets are comprised of unencumbered assets that could be liquidated or used as collateral to obtain additional liquidity through debt financing.
The funding mix has continued to change throughout the three months ended March 31, 2025. Deposits were $9.3 billion and $9.1 billion as of March 31, 2025 and December 31, 2024, respectively. The increase was primarily attributable to a $408.1 million increase in interest bearing time deposits, and a $63.4 million increase in noninterest bearing deposits, offset by a $285.1 million reduction in interest-bearing transaction accounts and a $40.3 million reduction in savings and money market accounts. The growth in interest bearing deposits was driven by the increase in time deposits through the digital acquisition channel during the three months ended March 31, 2025, as discussed in "Deposits and Other Borrowings" above. Short-term borrowings were $490.0 million as of March 31, 2025 and December 31, 2024.
Additionally, the Bank can purchase up to $145.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding as of March 31, 2025 and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.1 billion, against which there was $82 million outstanding as of March 31, 2025. As of March 31, 2025, the Bank also has custodial agreements with various broker-dealers through IntraFi's IND program which provided $812.0 million of brokered deposits.
As of March 31, 2025, the Bank was also eligible to draw advances from the FHLB up to $1.6 billion based on assets pledged as collateral to the FHLB, against which the Bank borrowed $490.0 million as of March 31, 2025.
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
In total, the Bank's aggregate borrowing capacity as of March 31, 2025 was $4.2 billion, which consists of $1.1 billion and $1.8 billion additional aggregate capacity to borrow from the FHLB and the Federal Reserve's Discount Window, respectively, on existing pledged assets. The Bank's aggregate borrowing capacity also includes unencumbered securities totaling approximately $1.3 billion available for pledging to the FHLB or Federal Reserve for additional borrowing capacity.
The loss of deposits, including through disintermediation, is one of the primary risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank makes competitive deposit interest rate comparisons weekly and makes adjustments from time to time to ensure its interest rate offerings are competitive.
There is, however, a risk that the cost of funds will increase significantly as the Bank competes for deposits or that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run, but the use of such sources may negatively impact our net interest margin and our earnings. The continuing elevated cost of funding has negatively impacted our net interest margin.
There can be no assurance that the mix of sources of funds available to us at any particular time in the future will be adequate to meet our future liquidity needs. However, the market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a high interest rate environment. Most of our noninterest bearing deposits are operating deposits or compensating balances that are held in connection with lending relationships. The potential outflow of such deposits is a risk unless we pay a more competitive rate of interest on them, which could significantly and negatively impact the Bank’s interest expense and net interest margin, as the transfer of some noninterest-bearing deposits to interest-bearing deposits did in 2025. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee ("ALCO") has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. During the three months ended March 31, 2025, average short term liquidity was $2.8 billion comprising interest bearing deposits with other banks and other short-term investments and AFS securities, which is above the Bank's average needs. Secondary sources of liquidity as of March 31, 2025 were $5.6 billion, which include the FHLB, other insured brokered deposit sweep programs, unpledged securities, Fed funds lines, and the FRB Discount Window. As of March 31, 2025, the Company held total securities available to be pledged with an estimated fair value of $1.3 billion. As of March 31, 2025, under the Bank’s liquidity formula, it had $6.5 billion of primary and secondary liquidity sources. Management believes the amount is adequate to meet current and projected funding needs.
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
The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or total commercial real estate loans representing 300% or more of the institution’s total risk-based capital; or the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. Although growth in that segment over the past 36 months at 19.7% did not exceed the 50% threshold laid out in the regulatory guidance, we expect the heightened supervisory expectations to continue to apply to us given the federal banking regulators’ general focus on commercial real estate exposures at banks.
As of March 31, 2025, the Company continued to exceed the construction, land development, and other land acquisitions regulatory concentration threshold, and we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 119.61% of consolidated risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio.
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
As of March 31, 2025, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital and the qualifying portion of the ACL. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET1 ratio is the Tier 1 capital ratio but excluding preferred stock.
The Prompt Corrective Action ("PCA") regulations provide five categories, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; however, these terms are not used to represent overall financial condition. If a bank is adequately capitalized, regulatory approval is required to, among other things, accept, renew or roll-over brokered deposits. If a bank is undercapitalized, capital distributions and growth and expansion are limited, and plans for capital restoration are required. If a bank is not well-capitalized, interest rate restrictions apply.
The FRB and the FDIC have adopted the Basel III Rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain a CET1 ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. As of March 31, 2025, the Company and the Bank exceeded all these thresholds.
The Company announced a regular quarterly cash dividend on April 23, 2025 of $0.165 per share to shareholders of record on May 5, 2025, to be paid on May 16, 2025.
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
The Company’s capital ratios were all well in excess of requirements established by the Federal Reserve Board and the Bank’s capital ratios were in excess of those required to be classified as a “well capitalized” institution under the PCA provisions of the Federal Deposit Insurance Act. The actual capital amounts and ratios for the Company and Bank as of March 31, 2025 and 2024 are presented in the table below:

	Company		Bank		Minimum Required For Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Regulations (2)
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of March 31, 2025
CET1 capital (to risk weighted assets)	$1,365,819	14.61%	$1,369,643	14.81%	7.00%	6.50%
Total capital (to risk weighted assets)	1,483,524	15.86%	1,484,420	16.06%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,365,819	14.61%	1,369,643	14.81%	8.50%	8.00%
Tier 1 capital (to average assets)	1,365,819	11.11%	1,335,967	11.24%	4.00%	5.00%

As of December 31, 2024
CET1 capital (to risk weighted assets)	$1,369,643	14.63%	$1,373,857	14.76%	7.00%	6.50%
Total capital (to risk weighted assets)	1,484,420	15.86%	1,488,635	16.00%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,369,643	14.63%	1,373,857	14.76%	8.50%	8.00%
Tier 1 capital (to average assets)	1,369,643	10.74%	1,373,857	10.82%	4.00%	5.00%
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
The loan portfolio remained relatively flat during the first quarter of 2025. The re-pricing duration on the loan portfolio was 10 months as of March 31, 2025 and 11 months as of December 31, 2024, with fixed-rate loans amounting to 37.2% and 38.1% of total loans as of March 31, 2025 and December 31, 2024, respectively. Variable and adjustable rate loans comprised 62.8% and 61.9% of total loans as of March 31, 2025 and December 31, 2024, respectively. Variable rate loans are generally indexed to the Secured Overnight Funding Rate ("SOFR") or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The cash flows from the investment portfolio currently have not been reinvested in the investment portfolio. As of March 31, 2025, the amortized cost less allowance of the investment portfolio decreased by $67.3 million, or 3.1%, as compared to the balance as of December 31, 2024.
Based on amortized cost basis, the percentage mix of municipal securities was 5.7% and 5.5% of total investments as of March 31, 2025 and December 31, 2024, respectively. The portion of the portfolio invested in MBS was 63% and 62% as of March 31, 2025 and December 31, 2024, respectively. The portion of the portfolio invested in U.S. agency investments was 25% as of March 31, 2025 and 25% as of December 31, 2024. Corporate bonds made up 6% and 6% of total investments as of March 31, 2025 and December 31, 2024, respectively. U.S. treasury bonds were 0% and 1% of total investments as of March 31, 2025 and December 31, 2024, respectively. The duration of the investment portfolio decreased to 4.1 years as of March 31, 2025 from 4.2 years as of December 31, 2024.

As of March 31, 2025, $79.3 million of corporate bonds were subordinated debt from other financial institutions. Corporate bonds generally, and subordinated debt in particular, pose credit risk such that if any of these issuers were to enter bankruptcy or insolvency proceedings, we could experience losses that may be material to operating results and our financial condition. We may also experience increases in provisions for credit losses, adversely affecting our earnings, if the creditworthiness of the issuers declines, whether due to idiosyncratic factors, economic conditions generally or other unforeseen factors or events.
The Company has credit Risk Participation Agreements ("RPAs") with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative and have an asset position with a notional value of $49.5 million as of March 31, 2025. The changes in fair value for these contracts are recognized directly in earnings.
The duration of the deposit portfolio increased to 12 months as of March 31, 2025 from 11 months as of December 31, 2024. This increase is attributable to a shift in deposit mix, and modeling assumption updates. The Company experienced a total deposit increase of $146.2 million for the three months ended March 31, 2025 as compared to a total loan increase of $8.4 million for the same period. The funding mix changed throughout the three months ended March 31, 2025. Deposits were $9.3 billion and $9.1 billion as of March 31, 2025 and December 31, 2024, respectively. The increase in deposits was primarily attributable to a $408.1 million increase in time deposits, offset by a $285.1 million decrease in interest bearing transaction accounts. Refer to the "Deposits and Other Borrowings" section above for further discussion of deposits and borrowings.
The net unrealized loss before income tax on the AFS securities portfolio was $115.9 million and $141.5 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the net unrealized loss position represented 8.71% of the investment portfolio's book value.
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
Our rate risk modeling showed very modest net interest margin expansion in an increased interest rate environment while showing modest net interest margin compression in a declining interest rate environment. The model's prediction in a rising rate environment is the result of increases in both interest income on variable and adjustable rate loans and interest expense on its deposit liabilities, based on our funding needs, market conditions and certain contractual obligations but with no changes in the mix of assets or liabilities or the spreads we are able to earn. The opposite is true in a falling interest rate environment as decreases in both interest income on variable and adjustable rate loans and interest expense on deposit liabilities drive modest margin compression. The model also assumes a stable interest rate environment after the programmed changes in the yields, which assumes repricing of assets and liabilities as scheduled in a stable environment, which may be quite different than real world conditions.
A portion of the of the Company's variable and adjustable rate loans may contain interest rate floors and may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded. In the first three months ended March 31, 2025, interest rate floors have not been relevant in the current interest rate environment since most variable rate loans are well above their floor rate. The weighted average rate of the Company's variable rate loans decreased by approximately 7 basis points from December 31, 2024 to March 31, 2025.
As of March 31, 2025, the Company had a portfolio of $3.0 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 7.18%, which was a 6 bps decrease from December 31, 2024. As of March 31, 2025, only $134.7 million or 1.69% of loans held by the Company were earning interest at their floor rate, as compared to $123.6 million or 1.56% as of December 31, 2024.
The Company employs an earnings simulation model (immediate parallel shifts along the yield curve) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related statement of operations effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, deposit decay rates, and the level of noninterest income and noninterest expense. Further discussion of the limitations of this analysis are listed below and in the risk factors and other cautionary language included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and in other periodic and current reports filed by the Company with the SEC. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300 and 400 basis points or down 100, 200, 300 and 400 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from March 31, 2025. In addition to analysis of simultaneous changes in interest rates along the yield curve, an analysis of changes based on interest rate “ramps” is also performed. Such analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.
For the analysis presented below, as of March 31, 2025, the simulation assumes a 100 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points and assumes a 100 basis point change in interest rates on interest bearing deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The Bank does have deposits with contractual rate terms which means these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall measure of the correlation between deposit costs and market rate changes is modeled at 100%. The Company utilized the same assumptions for its analysis as of December 31, 2024.
Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the interest rate risk model. If this were to occur, the effects of a rising or declining interest rate environment may not be in accordance with management’s expectations.
As quantified in the table below, the Company’s analysis as of March 31, 2025 shows a moderate effect on net interest income over the next 12 months, as well as a moderate effect on the economic value of equity when interest rates are shocked down 100, 200, 300 and 400 basis points and up 100, 200, 300 and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. As of March 31, 2025, the repricing duration of (a) the investment portfolio was 4.1 years, (b) the loan portfolio 0.9 years, (c) the interest bearing deposit portfolio was 0.3 years, and (d) the borrowed funds portfolio was 0.5 years.
The following table reflects the result of the simulation analysis on the March 31, 2025 asset and liability balances:

Change in interest rates (basis points)	Percentage change in 12-month net interest income	Percentage change in economic value of equity
+400	3.4%	(11.1)%
+300	2.5%	(8.6)%
+200	1.7%	(5.9)%
+100	0.8%	(3.0)%
—	—	—
(100)	(0.7)%	3.8%
(200)	(1.4)%	7.1%
(300)	(4.0)%	7.4%
(400)	(11.8)%	(1.7)%
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
The decrease in 12-month net interest income and net income of (0.7)% and (1.6)%, respectively, given a 100 basis point decrease in market interest rates as of March 31, 2025 compares to 0.1% and 0.2%, respectively, for the same period in 2024.
The analysis at the end of the first quarter of 2025 showed that in an environment of increasing rates, income increases. This is a change from the end of 2024, which showed a decrease in income due to an increase in rates. The primary drivers of this change are an increase in time deposits and not reinvesting cash flows from the investment portfolio which had resulted in the shortening of the overall asset duration. The changes in net interest income, net income and the economic value of equity in higher interest rate shock scenarios as of March 31, 2025 are not believed to be excessive and are within policy limits.

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

Use of Non-GAAP Financial Measures
Management uses non-GAAP measures because they provide information to investors about the underlying operational performance and trends of the Company. Additionally, the Company considers non-GAAP measures based on tangible equity important to shareholders because tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk based ratios, and as such is useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions. These disclosures should not be considered in isolation or as a substitute for results determined in accordance with GAAP and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. Management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measures.
The following tables reconcile the GAAP financial measures to the associated non-GAAP financial measures:

(dollars in thousands except per share data)	March 31, 2025	December 31, 2024
Tangible common equity
Common shareholders’ equity	$1,244,891	$1,226,061
Less: Intangible assets	(11)	(16)
Tangible common equity (Non-GAAP)	$1,244,880	$1,226,045

Tangible common equity ratio
Total assets	$11,317,361	$11,129,508
Less: Intangible assets	(11)	(16)
Tangible assets	$11,317,350	$11,129,492
Tangible common equity ratio (Non-GAAP)	11.00%	11.02%

Tangible book value per share calculations
Book value per common share	$40.99	$40.60
Less: Intangible book value per common share	—	(0.01)
Tangible book value per common share (Non-GAAP)	$40.99	$40.59
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk."
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2025 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to "Note 13. Legal Contingencies" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 which could adversely affect our business, financial performance and results of operations. Other than the additional risk factors listed below, there have been no material changes to our risk factors from those risks included in our Annual Report on Form 10-K.
Our customers and businesses in the Washington, D.C. metropolitan area in general have been and may continue to be adversely impacted as a result of changes in government spending or the size of the federal workforce and may also be adversely affected by a government shutdown.
The presidential administration and certain governmental agencies have taken action to reduce government spending, including on government contractors, and the size of the federal government workforce. These announcements have had an adverse effect on the economy of the Washington, D.C. metropolitan area, which in turn could adversely affect the Company and its borrowers.
In particular, the presidential administration and certain government agencies have taken steps to reduce the real estate footprint of the federal government. Because the federal government occupies a significant amount of real estate in the Washington, D.C. metropolitan area, these actions have adversely affected the commercial real estate market in the metropolitan area. These developments have affected and may continue to affect the appraisals we receive on the real estate collateral underlying certain of our loans and may affect our ability to recover the outstanding balance of a loan secured by real estate that defaults.
The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. While the Company does not have a significant level of exposure to federal government contractors or their subcontractors, which as of March 31, 2025 was less than $350 million, the impact of a shutdown of federal government operations, a decline in federal government spending or workforce, a reallocation of government spending to different industries or different areas of the country or a delay in payments to such contractors could have a ripple effect and adversely affect our results of operations and financial condition, including asset quality, financial capital and liquidity levels.
In addition, federal government employees make up a significant proportion of the population of the Washington, D.C. metropolitan area. Layoffs or reductions in force, staffing freezes, salary reductions or furloughs of government employees or government contractors and other impacts from declining government spending, lapses in appropriations, or changes in fiscal appropriations could have adverse impacts on other businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area and may indirectly lead to a loss of revenues by the Company’s customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses. Accordingly, such potential federal government actions could lead to increases in past due loans, nonperforming loans, credit loss reserves and charge-offs and a decline in liquidity.
Changes in U.S. trade policies and practices could have an adverse effect on our business, financial position and results of operations.
The United States recently announced new tariffs and increases in tariffs that represent substantial changes in U.S. trade policies and practices that have the potential to significantly affect the U.S. economy by increasing the cost of imported goods, disrupting supply chains, reducing exports, and slowing or reducing economic growth.
Prolonged uncertainty or restrictive trade policies could adversely affect the ability of borrowers to repay outstanding loans or the value of collateral securing these loans, and have other negative consequences, including, but not limited to, reduced consumer confidence, reduced employment, adverse conditions in financial markets, and higher, more volatile or persistent inflation.
Due to the rapidly evolving and changing state of U.S. trade policies and practices, the amount and duration of any tariffs, and the responses of other countries, the ultimate effects of changes in the U.S. trade policies and practices on the Company, its borrowers, financial markets and the overall U.S. economy are highly uncertain and unpredictable. To the extent that risks or developments relating to U.S. trade policies and practices have a negative impact on the financial condition of borrowers, the U.S. economy or financial markets, it could also have an adverse effect on our business, financial condition and results of operations.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

4.1	Indenture dated as of September 30, 2024 between Eagle Bancorp, Inc., as issuer, and Wilmington Trust, National Association, as trustee(1)
4.2	Form of 10.00% Senior Notes due 2029 (included in Exhibit 4.1).
31.1	Certification of Susan G. Riel
31.2	Certification of Eric R. Newell
32.1	Certification of Susan G. Riel
32.2	Certification of Eric R. Newell
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024
(ii) Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024
(iii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024
(iv) Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 2025 and 2024
(v) Consolidated Statement of Cash Flows for the three months ended March 31, 2025 and 2024
(vi) Notes to the Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

(1) Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.

May 8, 2025	by:	/s/ Susan G. Riel
Susan G. Riel, Chair, President and CEO

May 8, 2025	by:	/s/ Eric R. Newell
Eric R. Newell, Senior Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Accounting Officer)