Form 10-Q
period 2025-06-30
EAGLE BANCORP INC
filed 2025-08-07
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, the registrant had 30,368,985 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  2

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share and per share data)

	As of
	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$14,005	$11,882
Federal funds sold	4,091	2,581
Interest-bearing deposits with banks and other short-term investments	239,237	619,017
Investment securities available-for-sale (amortized cost of $1,271,179 and $1,408,935, respectively, and allowance for credit losses of $0 and $22, respectively)	1,170,489	1,267,404
Investment securities held-to-maturity, net of allowance for credit losses of $1,229 and $1,306, respectively (fair value of $799,136 and $820,382, respectively)	896,855	938,647
Federal Reserve and Federal Home Loan Bank stock	30,613	51,763
Loans held for sale	37,576	—
Loans held for investment, at amortized cost	7,721,664	7,934,888
Less: Allowance for credit losses	(183,796)	(114,390)
Loans held for investment, net of allowance	7,537,868	7,820,498
Premises and equipment, net	7,103	7,694
Right-of-use assets - operating leases	31,202	18,494
Deferred income taxes	80,731	91,472
Bank-owned life insurance	325,174	115,806
Intangible assets, net	9	16
Other real estate owned	2,459	2,743
Other assets	223,919	181,491
Total Assets	$10,601,331	$11,129,508

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,532,132	$1,544,403
Interest-bearing transaction	895,604	1,211,791
Savings and money market	3,267,630	3,599,221
Time deposits	3,424,241	2,775,663
Total deposits	9,119,607	9,131,078
Customer repurchase agreements	23,442	33,157
Other short-term borrowings	50,000	490,000
Long-term borrowings	76,264	76,108
Operating lease liabilities	37,297	23,815
Reserve for unfunded commitments	4,925	3,463
Other liabilities	104,729	145,826
Total Liabilities	9,416,264	9,903,447

Shareholders’ Equity
Common stock, par value 0.01 per share; shares authorized 100,000,000, shares issued and outstanding 30,364,983 and 30,202,003, respectively	300	298
Additional paid-in capital	388,927	384,932
Retained earnings	904,205	982,304
Accumulated other comprehensive income (loss)	(108,365)	(141,473)
Total Shareholders’ Equity	1,185,067	1,226,061
Total Liabilities and Shareholders’ Equity	$10,601,331	$11,129,508
See Notes to Consolidated Financial Statements.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  3

EAGLE BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income
Interest and fees on loans	$125,223	$137,616	$251,359	$275,610
Interest and dividends on investment securities	11,436	12,405	23,348	25,085
Interest on balances with other banks and short-term investments	14,760	19,568	30,563	44,430
Interest on federal funds sold	24	142	51	208
Total interest income	151,443	169,731	305,321	345,333
Interest Expense
Interest on deposits	78,912	76,846	156,123	156,229
Interest on customer repurchase agreements	250	330	510	645
Interest on other short-term borrowings	2,489	21,202	11,222	42,408
Interest on long-term borrowings	2,016	—	4,041	—
Total interest expense	83,667	98,378	171,896	199,282
Net Interest Income	67,776	71,353	133,425	146,051
Provision for (Reversal of) Credit Losses	138,159	8,959	164,414	44,134
Provision for (Reversal of) Credit Losses for Unfunded Commitments	1,759	608	1,462	1,064
Net Interest Income (Loss) After Provision for (Reversal of) Credit Losses	(72,142)	61,786	(32,451)	100,853

Noninterest Income
Service charges on deposits	1,771	1,653	3,514	3,352
Gain on sale of loans	—	37	—	37
Net gain (loss) on sale of investment securities	(1,854)	3	(1,850)	7
Increase in the cash surrender value of bank-owned life insurance	5,161	709	9,443	1,412
Other income	1,336	2,930	3,514	4,113
Total noninterest income	6,414	5,332	14,621	8,921
Noninterest Expense
Salaries and employee benefits	21,940	21,770	43,908	43,496
Premises and equipment expenses	3,019	2,894	6,222	5,953
Marketing and advertising	1,144	1,662	2,515	2,521
Data processing	4,293	3,495	8,271	6,788
Legal, accounting and professional fees	1,550	2,705	4,672	5,212
FDIC insurance	8,077	5,917	17,039	12,329
Goodwill impairment	—	104,168	—	104,168
Other expenses	3,447	3,880	6,294	6,021
Total noninterest expense	43,470	146,491	88,921	186,488
Income (Loss) Before Income Tax Expense	(109,198)	(79,373)	(106,751)	(76,714)
Income Tax Expense	(39,423)	4,429	(38,651)	7,426
Net Income (Loss)	$(69,775)	$(83,802)	$(68,100)	$(84,140)
Earnings (Loss) Per Common Share
Basic	$(2.30)	$(2.78)	$(2.25)	$(2.79)
Diluted	$(2.30)	$(2.78)	$(2.25)	$(2.79)

See Notes to Consolidated Financial Statements.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  4

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (Loss)	$(69,775)	$(83,802)	$(68,100)	$(84,140)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	10,241	3,629	29,594	(1,437)
Reclassification adjustment for net (gain) loss included in net income (loss)	1,185	(2)	1,180	(6)
Total unrealized gain (loss) on investment securities available-for-sale	11,426	3,627	30,774	(1,443)
Amortization of unrealized loss on securities transferred to held-to-maturity	1,255	1,322	2,459	2,707
Unrealized gain (loss) on derivatives	(107)	(24)	(125)	250
Other comprehensive income (loss)	12,574	4,925	33,108	1,514
Comprehensive Income (Loss)	$(57,201)	$(78,877)	$(34,992)	$(82,626)

See Notes to Consolidated Financial Statements.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  5

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except share data)

	Common		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance as of April 1, 2025	30,368,843	$300	$386,535	$978,995	$(120,939)	$1,244,891

Net Income (Loss)	—	—	—	(69,775)	—	(69,775)
Other comprehensive income, net of tax	—	—	—	—	12,574	12,574
Stock-based compensation expense	—	—	2,273	—	—	2,273
Issuance of common stock under share-based compensation arrangements	(9,518)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	5,658	—	119	—	—	119
Cash dividends declared ($0.165 per share)	—	—	—	(5,015)	—	(5,015)
Balance as of June 30, 2025	30,364,983	$300	$388,927	$904,205	$(108,365)	$1,185,067

Balance as of April 1, 2024	30,185,732	$297	$377,334	$1,047,550	$(165,768)	$1,259,413

Net Income (Loss)	—	—	—	(83,802)	—	(83,802)
Other comprehensive income, net of tax	—	—	—	—	4,925	4,925
Stock-based compensation expense	—	—	2,664	—	—	2,664
Issuance of common stock under share-based compensation arrangements	(11,371)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	6,121	—	144	—	—	144
Cash dividends declared ($0.450 per share)	—	—	—	(13,885)	—	(13,885)
Balance as of June 30, 2024	30,180,482	$297	$380,142	$949,863	$(160,843)	$1,169,459
See Notes to Consolidated Financial Statements.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  6

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except share data)

	Common		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	30,202,003	$298	$384,932	$982,304	$(141,473)	$1,226,061

Net Income (Loss)	—	—	—	(68,100)	—	(68,100)
Other comprehensive income, net of tax	—	—	—	—	33,108	33,108
Stock-based compensation expense	—	—	3,797	—	—	3,797
Issuance of common stock under share-based compensation arrangements	153,718	2	(2)	—	—	—
Issuance of common stock related to employee stock purchase plan	9,262	—	200	—	—	200
Cash dividends declared ( $0.165 per share)	—	—	—	(9,999)	—	(9,999)
Balance as of June 30, 2025	30,364,983	$300	$388,927	$904,205	$(108,365)	$1,185,067

Balance as of January 1, 2024	29,925,612	$296	$374,888	$1,061,456	$(162,357)	$1,274,283

Net Income (Loss)	—	—	—	(84,140)	—	(84,140)
Other comprehensive income, net of tax	—	—	—	—	1,514	1,514
Stock-based compensation expense	—	—	5,032	—	—	5,032
Issuance of common stock under share-based compensation arrangements	244,989	1	(1)	—	—	—
Issuance of common stock related to employee stock purchase plan	9,881	—	223	—	—	223
Cash dividends declared ($0.45 per share)	—	—	—	(27,453)	—	(27,453)
Balance as of June 30, 2024	30,180,482	$297	$380,142	$949,863	$(160,843)	$1,169,459
See Notes to Consolidated Financial Statements.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  7

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net Income (loss)	$(68,100)	$(84,140)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	164,414	44,134
(Reversal of) provision for unfunded commitments	1,462	1,064
Goodwill impairment	—	104,168
Depreciation and amortization	1,611	1,492
Gains on sale of loans	—	(37)
Loss on mortgage servicing rights	—	(1,335)
Securities premium amortization (discount accretion), net	2,288	2,798
Net gain on sale of other real estate owned	(487)	—
Net increase in cash surrender value of bank owned life insurance	(9,443)	(1,412)
Net (gain) loss on sale of investment securities	1,850	(7)
Stock-based compensation expense	3,797	5,032
Decrease (increase) in other assets	(42,346)	283
Increase (decrease) in other liabilities	(40,482)	(13,947)
Net cash provided by operating activities	14,564	58,093
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(28,224)	—
Proceeds from maturities of available-for-sale securities	60,151	55,386
Proceeds from sale/call of available-for-sale securities	102,834	27,000
Proceeds from maturities of held-to-maturity securities	33,786	34,783
Proceeds from call of held-to-maturity securities	10,127	102
Purchases of Federal Reserve stock	(121)	(142)
Proceeds from (purchases of) of Federal Home Loan Bank stock	21,272	(28,384)
Proceeds from sale of mortgage servicing rights	—	3,618
Net change in loans	80,541	(62,045)
(Purchase) redemption of bank owned life insurance	(200,000)	—
Proceeds from sale of other real estate owned	772	656
Purchase of premises and equipment	(864)	(30)
Net cash (used in) provided by investing activities	80,274	30,944
Cash Flows From Financing Activities:
Increase (decrease) in deposits	(11,471)	(540,691)
(Decrease) increase in customer repurchase agreements	(9,715)	8,633
Increase in short-term borrowings	(440,000)	2,650,000
Net proceeds from long-term borrowings	—	(2,360,000)
Proceeds from employee stock purchase plan	200	223
Cash dividends paid	(9,999)	(27,053)
Net cash provided by (used in) financing activities	(470,985)	(268,888)
Net Increase (Decrease) in Cash and Cash Equivalents	(376,147)	(179,851)
Cash and Cash Equivalents at Beginning of Period	633,480	722,684
Cash and Cash Equivalents at End of Period	$257,333	$542,833

Supplemental Cash Flows Information:
Interest paid	$175,450	$180,999
Income taxes paid	1,460	—
Supplemental Non-Cash Disclosures:
Initial recognition of operating lease right-of-use assets	$15,838	$—
Transfer of loans held for investment to loans held for sale	37,576	5,000
Transfers from loans to other real estate owned	—	400
See Notes to Consolidated Financial Statements.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  8

Table of Contents          Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies
EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Summary of Significant Accounting Policies
Nature of Operations
Eagle Bancorp, Inc. (the "Parent") and its subsidiaries (together with the Parent, the "Company"), through EagleBank (the "Bank"), conduct a full service community banking business, primarily in Northern Virginia, Suburban Maryland and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit services. The Bank is also active in the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan’s origination.
The Bank offers its products and services through twelve banking offices, four lending centers and various digital capabilities, including PC and smartphone-enabled banking services. Landroval Municipal Finance, Inc., a subsidiary of the Bank, focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries with all significant intercompany transactions eliminated. EagleBank, a Maryland chartered commercial bank, is the Parent's principal subsidiary.
The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America ("GAAP") and to general practices in the banking industry. The Consolidated Financial Statements and accompanying notes of the Company included herein are unaudited. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In addition to the accounting policies described below, the Company applies the accounting policies contained in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"). Certain reclassifications have been made to 2024 amounts previously reported to conform to the 2025 presentation. Reclassifications had no effect on net income (loss) or shareholders' equity. These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on 2024 Form 10-K.
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
Premiums and discounts on investment securities are amortized/accreted to the earlier of call or maturity based on expected lives, which are adjusted based on prepayment assumptions and call optionality.
Transfers of Investment Securities from Available-for-Sale to Held-to-Maturity
Transfers of debt securities into the HTM category from the AFS category are made at amortized cost, net of unrealized gain or loss reported in accumulated other comprehensive income (loss) at the date of transfer. The unrealized holding gain or loss at
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  9

Table of Contents          Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies
the date of transfer is retained in other comprehensive income (loss) and in the carrying value of the HTM securities. Such amounts are amortized over the remaining life of the security. There were no transfers during the periods presented.
The Company does not intend to sell the HTM investments, and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.
Loans
The Company classifies loans in its portfolio as either held for investment ("HFI"), when management has the intent and ability to hold the loans for the foreseeable future or until maturity or payoff, or held for sale ("HFS"). HFS loans are reported at the lower of cost or fair value on the Consolidated Balance Sheets. HFI loans are stated at the principal amount outstanding, net of unamortized deferred costs and fees. Interest income on loans is recognized at the contractual rate on the principal amounts outstanding. It is the Company’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized on the interest method over the term of the loan.
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
Allowance for Credit Losses
The table below presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for (reversal of) credit losses - loans	$138,205	$8,904	$164,513	$44,078
Provision for (reversal of) credit losses - HTM debt securities	(46)	55	(99)	56
Total Provision for credit losses	$138,159	$8,959	$164,414	$44,134
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
The ACL - Loans is measured on a collective pool basis when similar risk characteristics are present. Reserves on loans that do not share similar risk characteristics are evaluated on an individual basis. Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not evaluated individually for impairment, is pooled into portfolio segments by call report codes and a loan-level probability of default ("PD") / Loss Given Default ("LGD") cash flow method is applied using an exposure at default ("EAD") model. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments.
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  10

Table of Contents          Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies
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
Income producing – commercial real estate. Income producing commercial real estate loans comprise permanent and bridge financing provided to professional real estate owners/managers of commercial and residential real estate projects and properties who generally have a demonstrated record of past success with similar properties. Collateral properties include apartment buildings, office buildings, hotels, mixed-use buildings, retail, data centers, warehouses, and shopping centers. The primary source of repayment on these loans is generally expected to come from lease or operation of the real property collateral. Income producing commercial real estate loans are impacted by fluctuations in collateral values, as well as rental demand and rates.
Owner occupied – commercial real estate. The owner occupied commercial real estate portfolio comprises permanent financing provided to operating companies and their related entities for the purchase or refinance of real property wherein their business operates. Collateral properties include industrial property, office buildings, religious facilities, mixed-use property, healthcare and educational facilities.
Real Estate Mortgage – Residential. Real estate mortgage residential loans comprise consumer mortgages for the purpose of purchasing or refinancing first lien real estate loans secured by primary-residence, second-home and rental residential real property.
Construction – commercial and residential. The construction commercial and residential loan portfolio comprises loans made to builders and developers of commercial and residential property, for renovation, new construction and development projects. Collateral properties include apartment buildings, mixed-use properties, residential condominiums, single unit and 1-4 unit residential properties and office buildings. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. Construction loans are impacted by fluctuations in collateral values and the ability of the borrower or ultimate purchaser to obtain permanent financing.
Construction – commercial and industrial ("C&I") (owner occupied). The construction C&I (owner occupied) portfolio comprises loans to operating companies and their related entities for new construction or renovation of the real or leased property in which they operate. Generally, these loans contain provisions for conversion to an owner occupied commercial real estate loan or to a commercial loan after completion of construction. Collateral properties include industrial, healthcare, religious facilities, restaurants and office buildings.
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  11

Table of Contents          Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies
worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. These loans have the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inadequately protected by the sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on nonaccrual depending on the circumstances of the individual loans. Loans graded as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are accounted for on a nonaccrual basis. Classified loans is the aggregation of loans graded substandard and doubtful.
The methodology used in the estimation of the ACL, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and individually assessed loans as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to management committees and the Audit Committee of the Board of Directors ("Board"). The committees' reports to the Board are part of the Board's review on a quarterly basis of our consolidated financial statements.
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  12

Table of Contents          Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies
compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.
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
The Company records a RUC on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company's Consolidated Statements of Operations. The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in the RUC on the Company’s Consolidated Balance Sheets.
Segment Reporting
The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. Refer to "Note 12 – Segment Reporting" for further details.
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  13

Table of Contents          Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies
disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We are currently in the process of evaluating this guidance.
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
ASU No. 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements" ("ASU 2024-02") amends the Accounting Standard Codification (“Codification”) by removing references to various concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. As stated in paragraph 105-10-05-3 of the Codification, FASB Concepts Statements are non-authoritative. These amendments will simplify the Codification which will further draw a distinction between authoritative and non-authoritative literature. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early application of the amendments is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments, or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. We have removed all references to the Concepts Statements in our public filings.
ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses" ("ASU 2024-03") which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements at interim and annual reporting periods. ASU 2024-03 adds to ASC 220-40, requiring public business entities to disaggregate within the financial statement footnotes, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The company will expand its disclosures in the annual reporting period beginning after December 15, 2026 and interim reporting periods after to include disaggregated information related to the expenses required by the standard.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  14

Table of Contents                  Notes to Consolidated Financial Statements | Note 2 – Cash and Due from Banks
Note 2 – Cash and Due from Banks
For the six months ended June 30, 2025 and 2024, the Bank maintained average daily balances at the Federal Reserve Bank of Richmond ("Federal Reserve Bank") of $1.4 billion and $1.7 billion, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.
Note 3 – Investment Securities
The table below summarizes the Company's investment in AFS securities by major security type.

	As of June 30, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. agency securities	$515,001	$—	$(26,233)	$—	$488,768
Residential mortgage-backed securities	670,486	52	(70,382)	—	600,156
Commercial mortgage-backed securities	75,175	—	(3,312)	—	71,863
Municipal bonds	8,517	—	(672)	—	7,845
Corporate bonds	2,000	—	(143)	—	1,857
Total available-for-sale securities	$1,271,179	$52	$(100,742)	$—	$1,170,489

	As of December 31, 2024
U.S. treasury bonds	$24,988	$—	$(212)	$—	$24,776
U.S. agency securities	600,277	—	(41,742)	—	558,535
Residential mortgage-backed securities	719,815	36	(94,535)	—	625,316
Commercial mortgage-backed securities	53,248	—	(4,303)	—	48,945
Municipal bonds	8,607	—	(593)	—	8,014
Corporate bonds	2,000	—	(160)	(22)	1,818
Total available-for-sale securities	$1,408,935	$36	$(141,545)	$(22)	$1,267,404

The table below summarizes the Company's investment in HTM securities by major security type.

	As of June 30, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$575,668	$—	$(70,717)	$504,951
Commercial mortgage-backed securities	87,025	—	(10,382)	76,643
Municipal bonds	113,945	—	(10,529)	103,416
Corporate bonds	121,446	7	(7,327)	114,126
Total	898,084	$7	$(98,955)	$799,136
Less: allowance for credit losses	(1,229)
Total held-to-maturity securities, net of ACL	$896,855
	As of December 31, 2024
Residential mortgage-backed securities	$605,904	$—	$(85,941)	$519,963
Commercial mortgage-backed securities	88,575	—	(13,069)	75,506
Municipal bonds	114,060	—	(11,389)	102,671
Corporate bonds	131,414	—	(9,172)	122,242
Total	939,953	$—	$(119,571)	$820,382
Less: allowance for credit losses	(1,306)
Total held-to-maturity securities, net of ACL	$938,647
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  15

Table of Contents                          Notes to Consolidated Financial Statements | Note 3 – Investment Securities
In addition, as of June 30, 2025 and December 31, 2024, the Company held $30.6 million and $51.8 million in non-marketable equity securities, respectively, in a combination of Federal Reserve System ("Federal Reserve Board", "Federal Reserve" or "FRB") and FHLB stocks, which are required to be held for regulatory purposes. These securities cannot be disposed of other than through redemption by the issuer and, if redeemed, would be redeemed at the original cost. The securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.
As of June 30, 2025 and December 31, 2024, the Company had $41.6 million and $44.8 million, respectively, of unamortized unrealized losses outstanding following the transfer of investment securities from AFS to HTM in 2022. These unrealized losses are included in accumulated other comprehensive loss and are amortized through interest income as a yield adjustment over the remaining term of the securities.
Accrued interest receivable on investment securities totaled $6.2 million and $6.6 million as of June 30, 2025 and December 31, 2024, respectively. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.
The table below summarizes, by length of time, the Company's AFS securities that have been in a continuous unrealized loss position and HTM securities that have been in a continuous unrecognized loss position.

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of June 30, 2025
Investment securities available-for-sale:
U.S. agency securities	64	$—	$—	$488,768	$(26,233)	$488,768	$(26,233)
Residential mortgage-backed securities	146	6,004	(15)	589,751	(70,367)	595,755	(70,382)
Commercial mortgage-backed securities	13	28,057	(140)	43,806	(3,172)	71,863	(3,312)
Municipal bonds	1	—	—	7,845	(672)	7,845	(672)
Corporate bonds	1	—	—	1,857	(143)	1,857	(143)
Total	225	$34,061	$(155)	$1,132,027	$(100,587)	$1,166,088	$(100,742)

Investment securities held-to-maturity:
Residential mortgage-backed securities	137	$—	$—	$504,949	$(70,717)	$504,949	$(70,717)
Commercial mortgage-backed securities	15	—	—	71,844	(10,382)	71,844	(10,382)
Municipal bonds	33	—	—	95,466	(10,529)	95,466	(10,529)
Corporate bonds	29	1,942	(62)	111,184	(7,265)	113,126	(7,327)
Total	214	$1,942	$(62)	$783,443	$(98,893)	$785,385	$(98,955)

Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  16

Table of Contents                          Notes to Consolidated Financial Statements | Note 3 – Investment Securities

		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2024
Investment securities available-for-sale:
U.S. treasury bonds	1	$—	$—	$24,776	$(212)	$24,776	$(212)
U.S. agency securities	71	2,300	(8)	556,235	(41,734)	558,535	(41,742)
Residential mortgage-backed securities	148	7,530	(128)	616,392	(94,407)	623,922	(94,535)
Commercial mortgage-backed securities	13	—	—	48,945	(4,303)	48,945	(4,303)
Municipal bonds	1	—	—	8,014	(593)	8,014	(593)
Corporate bonds	1	—	—	1,818	(160)	1,818	(160)
Total	235	$9,830	$(136)	$1,256,180	$(141,409)	$1,266,010	$(141,545)

Investment securities held-to-maturity:
Residential mortgage-backed securities	140	$—	$—	$519,963	$(85,941)	$519,963	$(85,941)
Commercial mortgage-backed securities	16	—	—	75,506	(13,069)	75,506	(13,069)
Municipal bonds	36	4,026	(75)	98,645	(11,314)	102,671	(11,389)
Corporate bonds	30	1,928	(77)	110,280	(9,095)	112,208	(9,172)
Total	222	$5,954	$(152)	$804,394	$(119,419)	$810,348	$(119,571)
As of June 30, 2025, unrealized losses were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the securities were originally purchased, and were considered to be temporary, and not due to credit quality concerns on the investment securities. The fair values of these securities are expected to recover as the securities approach their respective maturity dates. The Company does not intend to sell and it is likely that it will not be required to sell the securities prior to their anticipated recovery.
The Company measures its AFS and HTM securities portfolios for current expected credit losses as part of its ACL analysis. For further information on provision for credit losses on AFS and HTM securities, see the Allowance for Credit Losses discussion in "Note 1 – Summary of Significant Accounting Policies". As of June 30, 2025 and December 31, 2024, the Company had an allowance for credit losses outstanding of zero and $22 thousand, respectively, on its AFS securities and $1.2 million and $1.3 million, respectively, on its HTM securities, each of which primarily comprise allowances for corporate bonds.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  17

Table of Contents                          Notes to Consolidated Financial Statements | Note 3 – Investment Securities
The table below summarizes the Company's investment in AFS securities and HTM securities by contractual maturity. Expected maturities for mortgage-backed securities ("MBS") will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2025
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
Within one year	$132,348	$131,057
One to five years	309,296	292,354
Five to ten years	64,840	58,623
Beyond ten years	19,034	16,436
Residential mortgage-backed securities	670,486	600,156
Commercial mortgage-backed securities	75,175	71,863
Less: allowance for credit losses	—	—
Total investment securities available-for-sale	1,271,179	1,170,489

Investment securities held-to-maturity:
Within one year	6,950	6,950
One to five years	70,009	68,381
Five to ten years	106,476	96,479
Beyond ten years	51,956	45,732
Residential mortgage-backed securities:	575,668	504,951
Commercial mortgage-backed securities	87,025	76,643
Less: allowance for credit losses	(1,229)	—
Total investment securities held-to-maturity	896,855	799,136
Total	$2,168,034	$1,969,625
The table below displays information about the sales and calls of our investment securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Proceeds from sales and calls	$62,909	$50	$112,961	$27,102
Gross realized gains from sales and calls	3	3	8	7
Gross realized losses from sales and calls	1,857	—	1,858	—
As of June 30, 2025 and December 31, 2024, the book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase and certain lines of credit with correspondent banks was $620.6 million and $369.1 million, respectively, which were well in excess of required amounts in order to operationally provide significant reserve amounts for new business.
As of June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  18

Table of Contents               Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses
Note 4 – Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.
The table below presents HFI Loans, net of unamortized net deferred fees, summarized by portfolio segment.

	As of
	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,207,512	15%	$1,183,341	15%
PPP loans	164	—%	287	—%
Income producing - commercial real estate	3,768,884	48%	4,064,846	51%
Owner occupied - commercial real estate	1,365,901	18%	1,269,669	16%
Real estate mortgage - residential	45,921	1%	50,535	1%
Construction - commercial and residential	1,211,728	16%	1,210,763	15%
Construction - C&I (owner occupied)	69,554	1%	103,259	1%
Home equity	49,224	1%	51,130	1%
Other consumer	2,776	—%	1,058	—%
Total loans	7,721,664	100%	7,934,888	100%
Less: allowance for credit losses	(183,796)		(114,390)
Net loans (1)	$7,537,868		$7,820,498
(1)Excludes accrued interest receivable of $37.8 million and $42.9 million as of June 30, 2025 and December 31, 2024, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees and costs were $18.4 million and $18.8 million as of June 30, 2025 and December 31, 2024, respectively.
During the six months ended June 30, 2025, certain loans were reclassified from HFI to HFS loans with the mark-to-market value of $37.6 million as reported on the Consolidated Balance Sheets.
As of June 30, 2025 and December 31, 2024, the Bank serviced $77.5 million and $63.7 million, respectively, of SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets. During the year ended December 31, 2024, the Company sold the remaining servicing rights to all FHA loans.
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  19

Table of Contents               Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses
Commercial permanent loans are generally secured by improved real property which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The debt service coverage ratio ("DSCR") is ordinarily at least 1.15 to 1.0. As part of the underwriting process, DSCRs are stress tested assuming a 200 basis point increase in interest rates from their current levels. Commercial permanent loans generally are underwritten with a term not greater than 10 years or the remaining useful life of the property, whichever is less. The preferred term is between five to seven years, with amortization to a maximum of 25 years.
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.7 billion as of June 30, 2025. A portion of the ADC portfolio, both speculative and non-speculative, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 55% of the outstanding ADC loan portfolio as of June 30, 2025. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products.
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
The table below details activity in the ACL by portfolio segment. PPP loans are excluded from these tables since they do not carry an allowance for credit loss, as these loans are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. Government. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  20

Table of Contents               Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction -Commercial and Residential	Construction - C&I (Owner Occupied)	Home Equity	Other Consumer	Total
For the Three Months Ended June 30, 2025
Allowance for credit losses:
Balance at beginning of year	$20,662	$61,937	$26,872	$670	$16,891	$1,680	$724	$33	$129,469
Loans charged-off	(698)	(68,025)	(4,935)	—	(10,703)	—	—	(31)	(84,392)
Recoveries of loans previously charged-off	162	329	23	—	—	—	—	—	514
Net loans (charged-off) and recovered	(536)	(67,696)	(4,912)	—	(10,703)	—	—	(31)	(83,878)
Provision for (reversal of) credit losses	8,829	99,965	5,222	144	19,801	3,889	308	47	138,205
Ending balance	$28,955	$94,206	$27,182	$814	$25,989	$5,569	$1,032	$49	$183,796

For the Three Months Ended June 30, 2024
Allowance for credit losses:
Balance at beginning of year	$23,682	$45,937	$13,537	$893	$13,058	$1,929	$618	$30	$99,684
Loans charged-off	(2,091)	(386)	—	—	—	—	—	(69)	(2,546)
Recoveries of loans previously charged-off	50	185	24	—	—	—	—	—	259
Net loans (charged-off) and recovered	(2,041)	(201)	24	—	—	—	—	(69)	(2,287)
Provision for (reversal of) credit losses	(630)	7,515	2,080	(143)	452	(498)	59	69	8,904
Ending balance	$21,011	$53,251	$15,641	$750	$13,510	$1,431	$677	$30	$106,301

For the Six Months Ended June 30, 2025
Allowance for credit losses:
Balance at beginning of year	$19,390	$55,185	$22,654	$610	$14,585	$1,282	$653	$31	$114,390
Loans charged-off	(968)	(74,195)	(9,797)	—	(10,703)	—	—	(35)	(95,698)
Recoveries of loans previously charged-off	215	329	47	—	—	—	—	—	591
Net loans (charged-off) and recovered	(753)	(73,866)	(9,750)	—	(10,703)	—	—	(35)	(95,107)
Provision for (reversal of) credit losses	10,318	112,887	14,278	204	22,107	4,287	379	53	164,513
Ending balance	$28,955	$94,206	$27,182	$814	$25,989	$5,569	$1,032	$49	$183,796

For the Six Months Ended June 30, 2024
Allowance for credit losses:
Balance at beginning of year	$17,824	$40,050	$14,333	$861	$10,198	$1,992	$657	$25	$85,940
Loans charged-off	(2,587)	(21,329)	—	—	(129)	—	—	(70)	(24,115)
Recoveries of loans previously charged-off	166	185	47	—	—	—	—	—	398
Net loans (charged-off) and recovered	(2,421)	(21,144)	47	—	(129)	—	—	(70)	(23,717)
Provision for (reversal of) credit losses	5,608	34,345	1,261	(111)	3,441	(561)	20	75	44,078
Ending balance	$21,011	$53,251	$15,641	$750	$13,510	$1,431	$677	$30	$106,301
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  21

Table of Contents               Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses
The table below presents the amortized cost basis of collateral-dependent HFI loans by portfolio segment.

	As of
	June 30, 2025		December 31, 2024
(dollars in thousands)	Business/Other Assets	Real Estate	Business/Other Assets	Real Estate
Commercial	$1,608	$2,526	$1,214	$1,125
Income-producing-commercial real estate	880	178,716	880	167,574
Owner occupied - commercial real estate	—	17,525	—	37,746
Real estate mortgage- residential	—	5,736	—	—
Construction - commercial and residential	—	19,488	—	—
Home equity	—	507	—	303
Total	$2,488	$224,498	$2,094	$206,748
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

Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  22

Table of Contents               Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses
The Company's credit quality indicators are generally updated annually, however, credits rated "Special Mention" or below are reviewed more frequently. The table below presents the amortized cost basis of HFI loans by risk category, class and year of origination, along with any charge-offs that were recorded in the applicable loan segment, if applicable.

(dollars in thousands)	Prior	2021	2022	2023	2024	2025	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
As of June 30, 2025
Commercial:
Pass	$143,121	$32,967	$43,524	$64,821	$102,890	$188,723	$530,157	$629	$1,106,832
Special Mention	9,772	379	16,611	996	—	—	20,116	—	47,874
Substandard	23,932	1,932	11,028	356	—	—	12,257	3,301	52,806
Total	176,825	35,278	71,163	66,173	102,890	188,723	562,530	3,930	1,207,512
YTD gross charge-offs	(379)	(218)	—	—	—	—	(250)	—	(847)
PPP loans:
Pass	—	164	—	—	—	—	—	—	164
Income producing - commercial real estate:
Pass	1,316,661	609,238	545,366	297,074	86,003	128,851	166,584	699	3,150,476
Special Mention	48,786	34,956	28,406	—	—	—	—	—	112,148
Substandard	377,483	51,815	76,712	—	—	—	250	—	506,260
Total	1,742,930	696,009	650,484	297,074	86,003	128,851	166,834	699	3,768,884
YTD gross charge-offs	(40,985)	—	—	—	—	—	(10,500)	—	(51,485)
Owner occupied - commercial real estate:
Pass	608,681	133,056	36,543	106,009	122,315	78,517	178,345	—	1,263,466
Special Mention	9,693	—	—		—	—	—	—	9,693
Substandard	88,010	3,183	1,083	466	—	—	—	—	92,742
Total	706,384	136,239	37,626	106,475	122,315	78,517	178,345	—	1,365,901
YTD gross charge-offs	(9,797)	—	—	—	—	—	—	—	(9,797)
Real estate mortgage - residential:
Pass	15,800	6,460	12,074	5,851	—	—	—	—	40,185
Substandard	5,736	—	—	—	—	—	—	—	5,736
Total	21,536	6,460	12,074	5,851	—	—	—	—	45,921
Construction - commercial and residential:
Pass	45,105	140,501	599,196	238,460	10,763	1,284	127,775	997	1,164,081
Special Mention	—	3,596	—	—	—	—	—	—	3,596
Substandard	31,379	12,688	(16)	—	—	—	—	—	44,051
Total	76,484	156,785	599,180	238,460	10,763	1,284	127,775	997	1,211,728
YTD gross charge-offs	(10,703)	—	—	—	—	—	—	—	(10,703)
Construction - C&I (owner occupied):
Pass	34,196	79,778	(139,725)	38,060	34,785	8,969	812	12,679	69,554
Home equity
Pass	1,707	35	114	—	—	—	46,099	736	48,691
Substandard	53	212	220	—	—	—	48	—	533
Total	1,760	247	334	—	—	—	46,147	736	49,224
Other consumer
Pass	—	—	—	—	10	649	2,117	—	2,776
YTD gross charge-offs	(3)	—	—	—	—	—	—	(32)	(35)

Total Recorded Investment	$2,760,115	$1,110,960	$1,231,136	$752,093	$356,766	$406,993	$1,084,560	$19,041	$7,721,664
Total YTD gross charge-offs	$(61,867)	$(218)	$—	$—	$—	$—	$(10,750)	$(32)	$(72,867)
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  23

Table of Contents               Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

(dollars in thousands)	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
As of December 31, 2024
Commercial:
Pass	$132,595	$26,775	$133,400	$110,439	$89,608	$104,927	$513,645	$4,394	$1,115,783
Special Mention	7,828	3,479	—	—	—	—	18,384	—	29,691
Substandard	11,404	3,713	2,128	519	—	—	12,223	7,880	37,867
Total	151,827	33,967	135,528	110,958	89,608	104,927	544,252	12,274	1,183,341
YTD gross charge-offs	(4,350)	—	—	—	—	—	(506)	(50)	(4,906)
PPP loans:
Pass	—	—	287	—	—	—	—	—	287
Income producing - commercial real estate:
Pass	1,442,246	176,268	626,527	680,822	276,731	151,535	216,363	29,243	3,599,735
Special Mention	74,251	91,643	—	20,600	—	—	—	—	186,494
Substandard	266,309	1,808	—	—	—	—	10,500	—	278,617
Total	1,782,806	269,719	626,527	701,422	276,731	151,535	226,863	29,243	4,064,846
YTD gross charge-offs	(29,898)	(386)	—	—	—	—	—	—	(30,284)
Owner occupied - commercial real estate:
Pass	622,258	57,611	219,162	39,221	138,860	69,623	299	—	1,147,034
Special Mention	23,658	—	—	—	—	—	—	—	23,658
Substandard	96,634	1,248	—	1,095	—	—	—	—	98,977
Total	742,550	58,859	219,162	40,316	138,860	69,623	299	—	1,269,669
YTD gross charge-offs	(3,800)	—	—	—	—	—	—	—	(3,800)
Real estate mortgage - residential:
Pass	20,080	2,435	9,972	12,181	5,867	—	—	—	50,535
Total	20,080	2,435	9,972	12,181	5,867	—	—	—	50,535
Construction - commercial and residential:
Pass	26,739	38,385	199,933	595,496	202,577	7,588	124,508	—	1,195,226
Special Mention	—	—	4,964	—	—	—	—	—	4,964
Substandard	5,683	—	4,890	—	—	—	—	—	10,573
Total	32,422	38,385	209,787	595,496	202,577	7,588	124,508	—	1,210,763
YTD gross charge-offs	(129)	—	—	—	—	—	—	—	(129)
Construction - C&I (owner occupied):
Pass	6,063	24,632	—	36,544	8,458	26,730	832	—	103,259
Home equity:
Pass	1,366	71	35	116	—	—	48,443	765	50,796
Substandard	59	—	222	—	—	—	53	—	334
Total	1,425	71	257	116	—	—	48,496	765	51,130
Other consumer:
Pass	3	—	—	—	—	49	1,006	—	1,058
YTD gross charge-offs	(70)	—	—	—	—	—	(17)	(1)	(88)

Total Recorded Investment	$2,737,176	$428,068	$1,201,520	$1,497,033	$722,101	$360,452	$946,256	$42,282	$7,934,888
Total YTD gross charge-offs	$(38,247)	$(386)	$—	$—	$—	$—	$(523)	$(51)	$(39,207)
Nonaccrual and Past Due Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status whether or not such loans are considered past due. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  24

Table of Contents               Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses
The table below presents, by portfolio segment, information related to the amortized cost basis of nonaccrual HFI loans.

	As of
	June 30, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial	$2,990	$446	$3,436	$1,439	$609	$2,048
Income producing - commercial real estate	109,174	70,423	179,597	47,224	121,230	168,454
Owner occupied - commercial real estate	3,322	14,201	17,523	642	37,102	37,744
Real estate mortgage - residential	5,735	134	5,869	—	157	157
Construction- commercial and residential	4,851	14,637	19,488	—	—	—
Home equity	507	—	507	303	—	303
Total (1)	$126,579	$99,841	$226,420	$49,608	$159,098	$208,706
(1)Gross coupon interest income of $10.2 million, and $2.9 million would have been recorded for the six months ended June 30, 2025 and 2024 respectively, if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans were $6.7 million, and none for the six months ended June 30, 2025 and 2024, respectively. See "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  25

Table of Contents               Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses
The table below presents, by portfolio segment, an aging analysis and the recorded investments in HFI loans past due.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
As of June 30, 2025
Commercial	$258	$2,808	$—	$3,066	$1,201,010	$3,436	$1,207,512
PPP loans	—	—	—	—	164	—	164
Income producing - commercial real estate	28,058	1,069	—	29,127	3,560,160	179,597	3,768,884
Owner occupied - commercial real estate	2,058	375	—	2,433	1,345,945	17,523	1,365,901
Real estate mortgage – residential	—	—	—	—	40,052	5,869	45,921
Construction - commercial and residential	—	—	—	—	1,192,240	19,488	1,211,728
Construction - C&I (owner occupied)	—	—	—	—	69,554	—	69,554
Home equity	51	—	—	51	48,666	507	49,224
Other consumer	—	—	—	—	2,776	—	2,776
Total	$30,425	$4,252	$—	$34,677	$7,460,567	$226,420	$7,721,664

As of December 31, 2024
Commercial	$5,121	$3,759	$—	$8,880	$1,172,413	$2,048	$1,183,341
PPP loans	—	—	—	—	287	—	287
Income producing - commercial real estate	13,804	—	—	13,804	3,882,588	168,454	4,064,846
Owner occupied - commercial real estate	2,968	—	—	2,968	1,228,957	37,744	1,269,669
Real estate mortgage – residential	—	—	—	—	50,378	157	50,535
Construction - commercial and residential	—	1,031	—	1,031	1,209,732	—	1,210,763
Construction - C&I (owner occupied)	—	—	—	—	103,259	—	103,259
Home equity	52	—	—	52	50,775	303	51,130
Other consumer	28	—	—	28	1,030	—	1,058
Total	$21,973	$4,790	$—	$26,763	$7,699,419	$208,706	$7,934,888
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  26

Table of Contents               Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  27

Table of Contents               Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses
The table below presents the amortized cost basis and the financial effect of HFI loans modified for borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Principal Payment Delay and Interest Rate Reduction	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension (1)	Weighted Average Interest Rate Reduction (2)
For the Three Months Ended June 30, 2025
Commercial	$13,554	$10,490	$—	$—	$24,044	2.0%	13 months	—%
Income producing - commercial real estate	4,070	103,593	—	—	107,663	2.9%	25 months	—%
Owner occupied - commercial real estate	12,711	—	—	—	12,711	0.9%	4 months	—%
Real estate mortgage - residential	—	5,736	—	—	5,736	12.5%	6 months	—%
Construction - commercial and residential	1,900	11,161	—	—	13,061	1.1%	8 months	—%
Total	$32,235	$130,980	$—	$—	$163,215

For the Three Months Ended June 30, 2024
Commercial	$36,303	$—	$7,896	$—	$44,199	3.6%	6 months	1.63%
Income producing - commercial real estate	0	83,368	—	3,510	86,878	2.9%	4 months	3.59%
Owner occupied - commercial real estate	876	—	—	—	876	0.1%	12 months	—%
Construction - commercial and residential	0	11,012	—	—	11,012	1.0%	9 months	—%
Total	$37,179	$94,380	$7,896	$3,510	$142,965

For the Six Months Ended June 30, 2025
Commercial	$16,855	$10,490	$—	$—	$27,345	2.3%	20 months	—%
Income producing - commercial real estate	4,070	137,203	—	—	141,273	3.7%	23 months	—%
Owner occupied - commercial real estate	12,711	—	—	—	12,711	0.9%	4 months	—%
Real estate mortgage - residential	—	5,736	—	—	5,736	12.5%	6 months	—%
Construction - commercial and residential	1,900	11,161	—	—	13,061	1.1%	8 months	—%
Total	$35,536	$164,590	$—	$—	$200,126

For the Six Months Ended June 30, 2024
Commercial	$36,303	$—	$7,896	$—	$44,199	3.6%	8 months	1.63%
Income producing - commercial real estate	—	119,252	—	3,510	122,762	2.9%	4 months	3.59%
Owner occupied - commercial real estate	876	—	—	—	876	0.1%	12 months	—%
Construction - commercial and residential	—	11,012	—	—	11,012	1.0%	9 months	—%
Total	$37,179	$130,264	$7,896	$3,510	$178,849
(1)For loans that received multiple modifications during the year, weighted average term and principal payment extensions were calculated based on the aggregate impact of the extensions received during the period.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  28

Table of Contents               Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses
(2)The weighted average is calculated based on the total amortized cost of loans, at the year-end, that received interest rate reduction modifications during the year.
The table below presents the performance of HFI loans modified during the prior twelve months for borrowers experiencing financial difficulty.

	June 30, 2025
	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
Commercial	$43,093	$—	$—	$518
Income producing - commercial real estate	120,646	5,656	—	63,413
Owner occupied - commercial real estate	12,711	—	—	—
Real estate mortgage - residential	—			5,736
Construction - commercial and residential	18,083	—	—	9,831
Construction - C&I (owner occupied)	—	—	—	—
Total	$194,533	$5,656	$—	$79,498

	June 30, 2024
	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
Commercial	$48,981	$3,447	$—	$—
Income producing - commercial real estate	120,954	—	—	47,234
Owner occupied - commercial real estate	876	—	—	19,130
Construction - commercial and residential	11,012	—	—	—
Total	$181,823	$3,447	$—	$66,364
The Company monitors loan payments on performing and nonperforming loans on an on-going basis to determine if a loan is considered to have a payment default. To determine the existence of a payment default, the Company analyzes the economic conditions that exist for each borrower and their ability to generate positive cash flow during a given loan's term.
The table below presents the amortized cost basis of HFI loans that were experiencing payment default and were modified in the twelve months prior to that default for borrowers experiencing financial difficulty.

	June 30, 2025
	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction
Commercial	$—	$518	$—
Income producing - commercial real estate	—	69,069	—
Real estate mortgages - residential	—	5,736	—
Construction - commercial and residential	—	9,831	—
Total	$—	$85,154	$—
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  29

Table of Contents               Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

	June 30, 2024
	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction
Commercial	$3,447	$—	$—
Income producing - commercial real estate	—	47,234	—
Owner occupied - commercial real estate	—	19,130	—
Total	$3,447	$66,364	$—
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
ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. In determining the present value of the lease payments, we use the implicit lease rate if available. If the implicit lease rate is not available, we use the incremental borrowing rate at commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.
As of June 30, 2025 and December 31, 2024, the Company had $31.2 million and $18.5 million of operating lease ROU assets respectively, and $37.3 million and $23.8 million of operating lease liabilities respectively, on the Company’s Consolidated Balance Sheets. The Company elects not to recognize ROU assets and operating lease liabilities arising from short-term leases, leases with initial terms of twelve months or less or equipment leases (deemed immaterial) on the Consolidated Balance Sheet.
The leases contain options to extend or terminate the lease, which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and operating lease liabilities.
As of June 30, 2025, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations.
On January 1, 2025, the Company commenced a new lease for its future headquarters at 7500 Old Georgetown Road in downtown Bethesda, MD. The lease expires on July 31, 2037.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  30

Table of Contents                          Notes to Consolidated Financial Statements | Note 5 – Leases
The tables below present lease costs and other lease information.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Lease cost:
Operating lease cost (cost resulting from lease payments)	$1,893	$1,565	$3,785	$3,166
Variable lease cost (cost excluded from lease payments)	140	237	255	478
Sublease income	—	(10)	—	(40)
Net lease cost	$2,033	$1,792	$4,040	$3,604
Operating lease - operating cash flows (fixed payments)	$1,512	$1,731	$3,011	$3,509

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Right-of-use assets - operating leases	$31,202	$18,494
Operating lease liabilities	$37,297	$23,815
Weighted average lease term - operating leases (in years)	9.13	6.78
Weighted average discount rate - operating leases	3.58%	3.03%
The table below presents the future minimum payments for operating leases with initial or remaining terms of one year or more.

(dollars in thousands)	As of June 30, 2025
Twelve months ended:
June 30, 2026	$5,022
June 30, 2027	4,831
June 30, 2028	4,918
June 30, 2029	4,693
June 30, 2030	4,102
Thereafter	21,357
Total future minimum lease payments	44,923
Amounts representing interest	(7,626)
Present value of net future minimum lease payments	$37,297
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
Fair Value Hedges of Interest Rate Risk
The Company during the quarter ended June 30, 2025 utilized interest rate swaps, accounted for as fair value hedges, to protect itself against adverse fluctuations in interest rates in fixed-rate available-for-sale securities. These swaps consisted of pay-fixed, receive-floating interest rate swaps used to hedge the designated benchmark interest rate. Assuming the hedging relationship qualifies as highly effective, adjustments will be made to record the hedging instrument at fair value on the balance sheet, with changes in fair value recognized in other comprehensive income (loss). Changes in fair value of the hedged item attributable to changes in the hedged risk will be reclassified out of other comprehensive income (loss) through interest income each period to offset changes in fair value of the hedging instrument, which are also recognized in interest income.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  31

Table of Contents                  Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities
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
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate derivatives. The Company monitors counterparty risk in accordance with the provisions of ASC 815, "Derivatives and Hedging". In addition, the interest rate derivative agreements contain language outlining collateral-pledging requirements for each counterparty. As of June 30, 2025, the Company had posted $1.7 million of cash collateral with other financial institutions and held $11.9 million of cash collateral on behalf of other financial institutions.
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  32

Table of Contents                  Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities
The table below identifies the balance sheet category and fair value of the Company’s derivative instruments. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement as of June 30, 2025, it could have been required to settle its obligations under the agreement at the termination value.

	As of
	June 30, 2025			December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives in an asset position:
Derivatives designated as hedging instruments:
Interest rate product	$28,469	$11	Other Assets	$—	$—	Other Assets

Derivatives not designated as hedging instruments:
Interest rate product	809,526	27,556	Other Assets	697,086	31,592	Other Assets
Credit risk participation agreements	49,480	—	Other Liabilities	49,480	—	Other Liabilities
Total	859,006	27,556		746,566	31,592
Total derivatives in an asset position	$887,475	$27,567		$746,566	$31,592

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate product	$809,526	$24,590	Other Liabilities	$697,086	$29,110	Other Liabilities
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations.

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2025	2024	2025	2024
Derivatives Not Designated as Hedging Instruments under ASC 815-20:
Interest rate products	Other income / (expense)	$566	$239	$560	$478
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  33

Table of Contents                              Notes to Consolidated Financial Statements | Note 7 – Deposits
Note 7 – Deposits
The table below presents the Bank’s deposit composition.

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Noninterest-bearing demand	$1,532,132	$1,544,403
Interest-bearing transaction	895,604	1,211,791
Savings and money market	3,267,630	3,599,221
Time deposits	3,424,241	2,775,663
Total	$9,119,607	$9,131,078
The table below represents the remaining maturity of time deposits.

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
2025	$1,631,289	$2,210,348
2026	1,230,598	513,984
2027	264,008	8,392
2028	123,283	10,556
2029	65,553	32,383
Thereafter	109,510	—
Total	$3,424,241	$2,775,663
The table below represents the time deposit accounts in excess of $250 thousand.

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Three months or less	$540,228	$189,817
More than three months through six months	292,140	387,849
More than six months through twelve months	541,474	710,021
Over twelve months	494,330	421,530
Total	$1,868,172	$1,709,217
As of June 30, 2025, total brokered deposits were $3.5 billion, or 38% of total deposits, compared to $4.0 billion, or 44%, as of December 31, 2024.

Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  34

Table of Contents                              Notes to Consolidated Financial Statements | Note 8 – Borrowings
Note 8 – Borrowings
The table below summarizes the Company’s borrowings, which include repurchase agreements with the Company’s customers and borrowings.

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)	Maturity Dates	Interest Rates (2)
As of June 30, 2025
Customer repurchase agreements	$23,442	$—	$23,442	$—	N/A	2.90%

Short-term borrowings:
Secured borrowings:
FHLB	50,000	—	50,000	1,363,585	July 11, 2025	4.40%
FRB:
Discount window	—	—	—	1,754,682	N/A	N/A
Total	50,000	—	50,000	3,118,267

Long-term borrowings:
Senior notes	77,665	(1,401)	76,264	—	September 30, 2029	10.00%
Total borrowings	$151,107	$(1,401)	$149,706	$3,118,267

As of December 31, 2024
Customer repurchase agreements	$33,157	$—	$33,157	$—	N/A	2.67%

Short-term borrowings:
Secured borrowings:
FHLB	490,000	—	490,000	874,270	Various	4.81%
FRB:
Discount window	—	—	—	1,800,646	N/A	N/A
Total	490,000	—	490,000	2,674,916

Long-term borrowings:
Senior notes	77,665	(1,557)	76,108	—	September 30, 2029	10.00%
Total borrowings	$600,822	$(1,557)	$599,265	$2,674,916
(1)Available capacity on the Company's borrowings arrangements with the FHLB and the FRB comprise pledged collateral that has not been borrowed against. As of June 30, 2025, the Company had total additional undrawn borrowing capacity of approximately $3.4 billion, comprising unencumbered securities available to be pledged of approximately $0.3 billion and undrawn financing on pledged assets of $3.1 billion.
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

Senior Notes
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes" or "Original Notes"). As of June 30, 2025, the carrying value of these 2029 Senior Notes was $76.3 million which reflected $1.4 million in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.
In connection with the issuance of the 2029 Senior Notes, the Company also entered into a registration rights agreement dated September 30, 2024 with the purchasers of the 2029 Senior Notes ("Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company filed an exchange offer registration statement with the SEC to exchange the Senior Notes for substantially identical notes registered under the Securities Act ("Exchange Notes"). The terms of the Exchange Notes are identical to the terms of the Original Notes, except that the transfer restrictions and registration rights applicable to the Original Notes do not apply to the Exchange Notes. The Company completed the exchange offer on January 16, 2025.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  35

Table of Contents                  Notes to Consolidated Financial Statements | Note 9 – Net Income (Loss) per Common Share
Note 9 – Net Income (Loss) per Common Share
The table below displays the calculation of net income (loss) per common share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Basic:
Net income (loss)	$(69,775)	$(83,802)	$(68,100)	$(84,140)
Average common shares outstanding	30,375	30,186	30,325	30,127
Basic net income (loss) per common share	$(2.30)	$(2.78)	$(2.25)	$(2.79)

Diluted:
Net income (loss)	$(69,775)	$(83,802)	$(68,100)	$(84,140)
Average common shares outstanding	30,375	30,186	30,325	30,127
Average common shares outstanding-diluted	30,375	30,186	30,325	30,127
Diluted net income (loss) per common share (1)	$(2.30)	$(2.78)	$(2.25)	$(2.79)

Anti-dilutive shares	136	48	136	54
(1)     For periods ended with a net loss, anti-dilutive financial instruments have been excluded from the calculation of GAAP diluted earnings per share.
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  36

Table of Contents                  Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)
Note 10 – Other Comprehensive Income (Loss)
The table below presents the components of other comprehensive income (loss).

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2025
Net unrealized gain (loss) on securities available-for-sale	$13,296	$(3,055)	$10,241
Reclassification adjustment for net gain (loss) included in net income (loss)	1,854	(669)	1,185
Total unrealized gain (loss) on securities available-for-sale	15,150	(3,724)	11,426
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	1,633	(378)	1,255
Net unrealized gain (loss) on derivatives	(142)	35	(107)
Other comprehensive income (loss)	$16,641	$(4,067)	$12,574

For the Three Months Ended June 30, 2024
Net unrealized gain (loss) on securities available-for-sale	$4,812	$(1,183)	$3,629
Reclassification adjustment for net gain (loss) included in net income (loss)	(3)	1	(2)
Total unrealized gain (loss) on securities available-for-sale	4,809	(1,182)	3,627
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	1,725	(403)	1,322
Net unrealized gain (loss) on derivatives	(32)	8	(24)
Total unrealized gain (loss) on derivatives	(32)	8	(24)
Other comprehensive income (loss)	$6,502	$(1,577)	$4,925

For the Six Months Ended June 30, 2025
Net unrealized gain (loss) on securities available-for-sale	$38,968	$(9,374)	$29,594
Reclassification adjustment for net gain (loss) included in net income (loss)	1,850	(670)	1,180
Total unrealized gain (loss) on securities available-for-sale	40,818	(10,044)	30,774
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	3,197	(738)	2,459
Net unrealized gain (loss) on derivatives	(166)	41	(125)
Other comprehensive income (loss)	$43,849	$(10,741)	$33,108

For the Six Months Ended June 30, 2024
Net unrealized gain (loss) on securities available-for-sale	$(1,881)	$444	$(1,437)
Reclassification adjustment for net gain (loss) included in net income (loss)	(7)	1	(6)
Total unrealized gain (loss) on securities available-for-sale	(1,888)	445	(1,443)
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	3,456	(749)	2,707
Net unrealized gain (loss) on derivatives	331	(81)	250
Other comprehensive income (loss)	$1,899	$(385)	$1,514
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  37

Table of Contents                  Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)
The table below presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

(dollars in thousands)	Available-for-Sale Securities	Held-to-Maturity Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended June 30, 2025
Balance at beginning of period	$(87,504)	$(33,435)	$—	$(120,939)
Other comprehensive income (loss) before reclassifications	10,241	—	(107)	10,134
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,255	—	1,255
Amounts reclassified from accumulated other comprehensive income (loss)	1,185	—	—	1,185
Net other comprehensive income (loss) during period	11,426	1,255	(107)	12,574
Balance at end of period	$(76,078)	$(32,180)	$(107)	$(108,365)

For the Three Months Ended June 30, 2024
Balance at beginning of period	$(127,316)	$(38,544)	$92	$(165,768)
Other comprehensive income (loss) before reclassifications	3,629	—	(24)	3,605
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,322	—	1,322
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Net other comprehensive income (loss) during period	3,627	1,322	(24)	4,925
Balance at end of period	$(123,689)	$(37,222)	$68	$(160,843)

For the Six Months Ended June 30, 2025
Balance at beginning of period	$(106,852)	$(34,639)	$18	$(141,473)
Other comprehensive income (loss) before reclassifications	29,594	—	(125)	29,469
Amortization of unrealized loss on securities transferred to held-to-maturity	—	2,459	—	2,459
Amounts reclassified from accumulated other comprehensive income (loss)	1,180	—	—	1,180
Net other comprehensive income (loss) during period	30,774	2,459	(125)	33,108
Balance at end of period	$(76,078)	$(32,180)	$(107)	$(108,365)

For the Six Months Ended June 30, 2024
Balance at beginning of period	$(122,246)	$(39,929)	$(182)	$(162,357)
Other comprehensive income (loss) before reclassifications	(1,437)	—	250	(1,187)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	2,707	—	2,707
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	—	—	(6)
Net other comprehensive income (loss) during period	(1,443)	2,707	250	1,514
Balance at end of period	$(123,689)	$(37,222)	$68	$(160,843)
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  38

Table of Contents                  Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)
The table below presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income (Loss) is Presented
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Realized gain (loss) on sale of investment securities	$(1,854)	$3	$(1,850)	$7	Net gain (loss) on sale of investment securities
Income tax benefit (expense)	669	(1)	670	(1)	Income tax expense
Total	$(1,185)	$2	$(1,180)	$6	Net Income (Loss)
Note 11 – Fair Value Measurements
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC 820, "Fair Value Measurements and Disclosures", establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  39

Table of Contents                       Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
As of June 30, 2025
Assets:
Investment securities available-for-sale:
U.S. agency securities	$—	$488,768	$—	$488,768
Residential mortgage-backed securities	—	600,156	—	600,156
Commercial mortgage-backed securities	—	71,863	—	71,863
Municipal bonds	—	7,845	—	7,845
Corporate bonds	—	1,857	—	1,857
Loans held for sale	—	37,576	—	37,576
Interest rate product	—	27,567	—	27,567
Total assets measured at fair value on a recurring basis as of June 30, 2025	$—	$1,235,632	$—	$1,235,632
Liabilities:
Interest rate product	$—	$24,590	$—	$24,590
Total liabilities measured at fair value on a recurring basis as of June 30, 2025	$—	$24,590	$—	$24,590

As of December 31, 2024
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$24,776	$—	$24,776
U.S. agency securities	—	558,535	—	558,535
Residential mortgage-backed securities	—	625,316	—	625,316
Commercial mortgage-backed securities	—	48,945	—	48,945
Municipal bonds	—	8,014	—	8,014
Corporate bonds	—	1,818	—	1,818
Interest rate product	—	31,592	—	31,592
Total assets measured at fair value on a recurring basis as of December 31, 2024	$—	$1,298,996	$—	$1,298,996
Liabilities:
Interest rate product	$—	$29,110	$—	$29,110
Total liabilities measured at fair value on a recurring basis as of December 31, 2024	$—	$29,110	$—	$29,110
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  40

Table of Contents                       Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements
both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Accordingly, RPAs fall within Level 2.
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
Loans: The fair value of individually assessed loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. As of June 30, 2025, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e., those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned ("OREO"): OREO is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
The table below presents assets measured at fair value on a nonrecurring basis. There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
As of June 30, 2025
Individually assessed loans:
Commercial	$—	$—	$3,820	$3,820
Income producing - commercial real estate	—	—	156,531	156,531
Owner occupied - commercial real estate	—	—	15,025	15,025
Real estate mortgage - residential	—	—	5,736	5,736
Construction - commercial and residential	—	—	16,836	16,836
Consumer	—	—	507	507
Other real estate owned	—	—	2,459	2,459
Total assets measured at fair value on a nonrecurring basis as of June 30, 2025	$—	$—	$200,914	$200,914
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  41

Table of Contents                       Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
As of December 31, 2024
Individually assessed loans:
Commercial	$—	$—	$2,551	$2,551
Income producing - commercial real estate	—	—	158,956	158,956
Owner occupied - commercial real estate	—	—	30,384	30,384
Construction - commercial and residential	—	—	303	303
Other real estate owned	—	—	2,743	2,743
Total assets measured at fair value on a nonrecurring basis as of December 31, 2024	$—	$—	$194,937	$194,937
As shown in the table above, certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to collateral-dependent loans that are individually assessed and other real estate owned. For the collateral-dependent loans and other real estate owned, the Company measures the fair value utilizing a market valuation approach, based on an appraisal conducted by an independent, licensed appraiser. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). For loans that are not collateral dependent, the Company uses an income approach, specifically, the discounted cash flow method. The continuing payments are discounted over the expected life at the loan’s original contract rate and include adjustments for risk of default.
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  42

Table of Contents                       Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements
The table below presents the estimated fair values of the Company’s financial instruments.

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of June 30, 2025
Assets
Cash and due from banks	$14,005	$14,005	$14,005	$—	$—
Federal funds sold	4,091	4,091	—	4,091	—
Interest-bearing deposits with other banks	239,237	239,237	—	239,237	—
Investment securities available-for-sale	1,170,489	1,170,489	—	1,170,489	—
Investment securities held-to-maturity	896,855	799,136	—	799,136	—
Federal Reserve and Federal Home Loan Bank stock	30,613	N/A	—	—	—
Loans held for sale	37,576	37,576	—	37,576	—
Loans held for investment	7,721,664	7,468,787	—	—	7,468,787
Bank owned life insurance	325,174	325,174	—	325,174	—
Annuity investment	12,229	12,229	—	12,229	—
Interest rate product	27,567	27,567	—	27,567	—
Accrued interest receivable	43,993	43,993	—	43,993	—

Liabilities
Noninterest-bearing deposits	1,532,132	1,532,132	—	1,532,132	—
Interest-bearing deposits	4,163,234	4,163,234	—	4,163,234	—
Time deposits	3,424,241	3,428,427	—	3,428,427	—
Customer repurchase agreements	23,442	23,442	—	23,442	—
Other short-term borrowings	50,000	50,000	—	50,000	—
Long-term borrowings	76,264	79,607	—	79,607	—
Interest rate product	24,590	24,590	—	24,590	—
Accrued interest payable	13,681	13,681	—	13,681	—

As of December 31, 2024
Assets
Cash and due from banks	$11,882	$11,882	$11,882	$—	$—
Federal funds sold	2,581	2,581	—	2,581	—
Interest-bearing deposits with other banks	619,017	619,017	—	619,017	—
Investment securities available-for-sale	1,267,404	1,267,404	—	1,267,404	—
Investment securities held-to-maturity	938,647	820,382	—	820,382	—
Federal Reserve and Federal Home Loan Bank stock	51,763	N/A	—	—	—
Loans held for investment	7,934,888	7,707,424	—	—	7,707,424
Bank owned life insurance	115,806	115,806	—	115,806	—
Annuity investment	12,656	12,656	—	12,656	—
Interest rate product	31,592	31,592	—	31,592	—
Accrued interest receivable	49,479	49,479	—	49,479	—

Liabilities
Noninterest-bearing deposits	1,544,403	1,544,403	—	1,544,403	—
Interest-bearing deposits	4,811,012	4,811,012	—	4,811,012	—
Time deposits	2,775,663	2,785,891	—	2,785,891	—
Customer repurchase agreements	33,157	33,157	—	33,157	—
Other short-term borrowings	490,000	490,000	—	490,000	—
Long-term borrowings	76,108	82,916	—	82,916	—
Interest rate product	29,110	29,110	—	29,110	—
Accrued interest payable	17,844	17,844	—	17,844	—
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  43

Table of Contents                          Notes to Consolidated Financial Statements | Note 12 – Segment Reporting
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
Note 13 – Legal Contingencies
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
Under ASC 450, the Company accrues for a loss contingency when the loss is probable and reasonably estimable. The Company discloses the matter if a material loss is at least reasonably possible. Under ASC 450, a loss contingency is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely", and a loss contingency is "remote" if "the chance of the future event or events occurring is slight."
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  44

Table of Contents                                       Management's Discussion and Analysis
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
This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K").
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
For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company's 2024 Form 10-K, and in other periodic and current reports filed by the Company with the Securities and Exchange Commission ("SEC"), including the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. These forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. The Company's past results are not necessarily indicative of future performance, and nothing contained herein is meant to or should be considered and treated as earnings guidance of future quarters' performance projections. All information is as of the date of this report. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.
General
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System ("Federal Reserve Board", "Federal Reserve" or "FRB").
The Company was organized in October 1997 to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community-oriented, full service banking alternative to the super regional financial institutions that dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twelve branch offices (three in Suburban Maryland, three in Washington, D.C. and six in Northern Virginia), a principal corporate office, four lending centers and one operations center.
The Bank offers a broad range of commercial banking services to its business and professional clients, as well as full-service consumer banking services to individuals living and/or working primarily in the Bank's market area. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, Negotiable Order of Withdrawal ("NOW") accounts, money market and savings accounts, business, construction, and commercial loans, consumer loans, and cash management services. The Bank is also active in the origination of Small Business Administration ("SBA") loans. The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated.
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  45

Table of Contents                               Management's Discussion and Analysis | General
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
Critical Accounting Policies and Estimates
The Company's Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in the Company's Annual Report on 2024 Form 10-K and "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in this report. There have been no significant changes to the Company's accounting policies as disclosed in the Company's Annual Report on 2024 Form 10-K.
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  46

Table of Contents                   Management's Discussion and Analysis | Critical Accounting Policies and Estimates
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
Management has developed an analytical process to monitor the adequacy of the ACL. Our methodology for determining our ACL was developed utilizing, among other factors, the guidance from federal banking regulatory agencies and relevant available information from internal and external sources and relating to past events, current conditions and reasonable and supportable forecasts. The process is being continually enhanced and refined based on periodic reviews. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. See "Note 1 – Summary of Significant Accounting Policies", "Note 3 – Investment Securities" and "Note 4 – Loans and Allowance for Credit Losses" to the Consolidated Financial Statements, and the “Provision for Credit Losses” and "Allowance for Credit Losses" sections below for more information on the provision for credit losses and ACL for the loan portfolio.
Results of Operations
Summary of Consolidated Statements of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Net Interest Income	$67,776	$71,353	$(3,577)	$133,425	$146,051	$(12,626)
Provision for (Reversal of) Credit Losses	138,159	8,959	129,200	164,414	44,134	120,280
Provision for (Reversal of) Credit Losses for Unfunded Commitments	1,759	608	1,151	1,462	1,064	398
Net Interest Income After Provision for (Reversal of) Credit Losses	(72,142)	61,786	(133,928)	(32,451)	100,853	(133,304)
Noninterest income	6,414	5,332	1,082	14,621	8,921	5,700
Noninterest expense	43,470	146,491	(103,021)	88,921	186,488	(97,567)
Income (Loss) Before Income Tax Expense	(109,198)	(79,373)	(29,825)	(106,751)	(76,714)	(30,037)
Income Tax Expense	(39,423)	4,429	(43,852)	(38,651)	7,426	(46,077)
Net Income (Loss)	$(69,775)	$(83,802)	$14,027	$(68,100)	$(84,140)	$16,040
See respective subsections below for the primary drivers of change and further discussion on net interest income, provision for credit losses, noninterest income, noninterest expenses, and income tax expenses.
The efficiency ratio, which measures the ratio of noninterest expense to total net revenue (the sum of net interest income and noninterest income), was 58.6% and 60.1%, respectively, for three and six months ended June 30, 2025 compared to 191.0% and 120.3% for the same periods in 2024. The improvement over the 2024 efficiency ratios was primarily driven by the recognition of goodwill impairment of $104.2 million during the second quarter of 2024.
Loans, which generally have higher yields than securities and other earning assets, represented 69% and 66% of average earning assets for six months ended June 30, 2025 and 2024, respectively. For six months ended June 30, 2025, as compared to the same period in 2024, average loans, excluding loans held for sale, decreased by $58 million, or 1%, driven by payoffs and paydowns that outpaced originations and advances.
Average investment securities for six months ended June 30, 2025 were 19.1% of average earning assets compared to 20.6% for the same period in 2024. The combination of federal funds sold and interest-bearing deposits with other banks represented 12.0% and 13.7% of average earning assets for six months ended June 30, 2025 and 2024, respectively.
Net interest margin, which measures the difference between interest income and interest expense as a percentage of earning assets, was 2.37% and 2.33% for the three and six months ended June 30, 2025 compared to 2.40% and 2.42% for the same periods in 2024, a decrease of 3 and 9 basis points, respectively. For further information on the components and drivers of these changes, see the "Net Interest Income and Net Interest Margin" section below.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  47

Table of Contents              Management's Discussion and Analysis | Results of Operations |
The ratio of common equity to total assets increased to 11.18% as of June 30, 2025, compared to 11.02% as of December 31, 2024. For three and six months ended June 30, 2025, the return on average assets ("ROAA") was (2.33)% and (1.14)%, respectively, as compared to (2.73)% and (1.35)% for the same periods in 2024. Total shareholders’ equity was $1.19 billion as of June 30, 2025 as compared to $1.23 billion as of December 31, 2024, a decrease of 3%, driven by losses in the second quarter of 2025. The return on average common equity ("ROACE") for three and six months ended June 30, 2025 was (22.35)% and (11.01)% respectively, as compared to (26.67)% and (13.25)% for the same periods in 2024.
Net Interest Income and Net Interest Margin
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investment securities and interest-bearing deposits with other banks and other short term investments. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings, which consist primarily of federal funds purchased, advances from secured financing arrangements, including the Federal Home Loan Bank of Atlanta ("FHLB") and Discount Window, and senior notes. Noninterest-bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.
Net interest income for the three months ended June 30, 2025 was $67.8 million compared to $71.4 million for the same period in 2024. The 5% decrease for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to an increase in average deposits ($8.3 billion compared to $7.2 billion, respectively,) offset by a decrease in average deposit rates (3.80% compared to 4.31%, respectively,) a decrease in the level of other short term borrowings ($245.3 million compared to $1.7 billion, respectively) and a decrease in the interest rate paid on other short-term borrowings (3.86% compared to 5.07%, respectively.) Additionally, average loan balances ($7.9 billion compared to $8.0 billion, respectively) and yields (6.31% compared to 6.91%, respectively) were lower.
Net interest margin had a decrease of 3 basis points to 2.37% for the three months ended June 30, 2025 from 2.40% for the three months ended June 30, 2024. This decrease reflects the decrease in deposits and related cost of funds and the decrease in the yield on loans. The cost of funds on interest-bearing liabilities had a decrease of 44 basis points from 3.61% for the three months ended June 30, 2024 to 3.17% for the three months ended June 30, 2025, while the yield on interest-earning assets had an decrease of 42 basis points from 5.71% for the three months ended June 30, 2024 to 5.29% for the three months ended June 30, 2025.
Net interest income for the six months ended June 30, 2025 was $133.4 million compared to $146.1 million for the same period in 2024. The 9% decrease for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to an increase in average deposits ($8.2 billion compared to $7.3 billion, respectively,) offset by a decrease in average deposit rates (3.86% compared to 4.30%, respectively,) a decrease in the level of other short term borrowings ($446 million compared to $1.7 billion, respectively) and a decrease in the interest rate paid on other short-term borrowings (4.87% compared to 4.90%, respectively.) Additionally, average loan balances ($7.9 billion compared to $8.0 billion, respectively) and yields (6.38% compared to 6.93%, respectively) were lower.
Net interest margin had a decrease of 9 basis points to 2.33% for the six months ended June 30, 2025 from 2.42% for the six months ended June 30, 2024. This decrease reflects a decrease in the yield on loans, partially offset by the decreased cost of funds for deposits. The cost of funds on interest-bearing liabilities decreased by 34 basis points from 3.60% for the six months ended June 30, 2024 to 3.26% for the six months ended June 30, 2025, while the yield on interest-earning assets had a decrease of 37 basis points from 5.71% for the six months ended June 30, 2024 to 5.34% for the six months ended June 30, 2025.
Average loans held for investment were $7.9 billion for the six months ended June 30, 2025, compared to $8.0 billion for the same period in 2024. Average investment securities were $2.2 billion for the six months ended June 30, 2025, compared to $2.5 billion for the same period in 2024. Average interest-bearing deposits with other banks and other short term investments were $1.4 billion for the six months ended June 30, 2025 compared to $1.6 billion for the same period in 2024. Interest income on loans, the largest component of interest income on earning assets, had a yield of 6.38% for the six months ended June 30, 2025, compared to 6.93% for the same period in 2024, a decrease of 55 basis points.
Average interest-bearing deposits increased to $8.2 billion for the six months ended June 30, 2025 from $7.3 billion for the six months ended June 30, 2024, while average noninterest-bearing demand deposit decreased to $1.9 billion for the six months ended June 30, 2025 from $2.1 billion for the six months ended June 30, 2024.
Average borrowings had a decrease from $1.7 billion for the six months ended June 30, 2024 to $521.8 million for the six months ended June 30, 2025. Refer to the "Deposits and Other Borrowings" section below for further discussion of deposits and borrowings.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  48

Table of Contents              Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin
The tables below present the average balances and rates of the major categories of the Company's assets and liabilities. Included in the tables are measurements of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest-bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin, together with net interest income, provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest-bearing sources in its calculation. Net interest margin is net interest income expressed as a percentage of average earning assets.
Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	For the Three Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest-bearing deposits with other banks and other short-term investments	$1,375,782	$14,749	4.30%	$1,455,007	$19,568	5.41%
Loans held for sale	15,418	284	7.39%	8,045	100	5.00%
Loans (1) (2)	7,942,333	124,939	6.31%	8,003,206	137,516	6.91%
Investment securities available-for-sale (2)	1,233,206	6,491	2.11%	1,478,856	7,048	1.92%
Investment securities held-to-maturity	918,083	4,945	2.16%	995,274	5,357	2.16%
Federal funds sold	2,184	24	4.41%	13,058	142	4.37%
Total interest earning assets	11,487,006	151,432	5.29%	11,953,446	169,731	5.71%

Noninterest earning assets	635,125			510,725
Less: allowance for credit losses	133,036			102,671
Total noninterest earning assets	502,089			408,054
Total assets	$11,989,095			$12,361,500

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction	$1,489,056	$9,982	2.69%	$1,636,795	$16,100	3.96%
Savings and money market	3,461,918	29,634	3.43%	3,321,001	33,451	4.05%
Time deposits	3,367,907	39,296	4.68%	2,215,693	27,295	4.95%
Total interest-bearing deposits	8,318,881	78,912	3.80%	7,173,489	76,846	4.31%
Customer repurchase agreements and federal funds purchased	34,387	250	2.92%	38,599	330	3.44%
Derivative collateral liability	12,710	118	3.72%	—	—	—%
Other short-term borrowings	245,291	2,360	3.86%	1,682,684	21,202	5.07%
Long-term borrowings	76,236	2,016	10.61%	—	—	—%
Total interest-bearing liabilities	8,687,505	83,656	3.86%	8,894,772	98,378	4.45%

Noninterest-bearing liabilities:
Noninterest-bearing demand	1,907,214			2,051,777
Other liabilities	142,124			151,324
Total noninterest-bearing liabilities	2,049,338			2,203,101

Shareholders’ equity	1,252,252			1,263,627
Total Liabilities and Shareholders’ Equity	$11,989,095			$12,361,500

Net interest income		$67,776			$71,353
Net interest spread			1.43%			1.26%
Net interest margin			2.37%			2.40%
Cost of funds			3.17%			3.61%
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  49

Table of Contents              Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest-bearing deposits with other banks and other short-term investments	$1,378,565	$30,563	4.47%	$1,648,389	$44,430	5.42%
Loans held for sale	7,836	284	7.31%	4,023	100	5.00%
Loans (1) (2)	7,938,038	251,075	6.38%	7,996,074	275,510	6.93%
Investment securities available-for-sale (2)	1,277,335	13,349	2.11%	1,497,680	14,295	1.92%
Investment securities held-to-maturity	925,938	9,999	2.18%	1,003,253	10,790	2.16%
Federal funds sold	2,325	51	4.42%	10,054	208	4.16%
Total interest earning assets	11,530,037	305,321	5.34%	12,159,473	345,333	5.71%

Noninterest earning assets	616,889			509,855
Less: allowance for credit losses	125,837			96,343
Total noninterest earning assets	$491,052			413,512
Total assets	$12,021,089			$12,572,985

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction	$1,429,165	$19,890	2.81%	$1,735,144	$32,930	3.82%
Savings and money market	3,571,459	62,023	3.50%	3,372,195	69,381	4.14%
Time deposits	3,160,661	74,210	4.73%	2,201,506	53,918	4.93%
Total interest-bearing deposits	8,161,285	156,123	3.86%	7,308,845	156,229	4.30%
Customer repurchase agreements and federal funds purchased	35,473	510	2.90%	37,341	645	3.47%
Derivative collateral liability	16,268	468	5.80%	—	—	—%
Other short-term borrowings	445,580	10,754	4.87%	1,739,773	42,408	4.90%
Long-term borrowings	76,191	4,041	10.70%	—	—	—%
Total interest-bearing liabilities	8,734,797	171,896	3.97%	9,085,959	199,282	4.41%

Noninterest-bearing liabilities:
Noninterest-bearing demand	1,894,327			2,054,618
Other liabilities	144,410			155,767
Total noninterest-bearing liabilities	2,038,737			2,210,385

Shareholders’ equity	1,247,555			1,276,641
Total Liabilities and Shareholders’ Equity	$12,021,089			$12,572,985

Net interest income		$133,425			$146,051
Net interest spread			1.37%			1.30%
Net interest margin			2.33%			2.42%
Cost of funds			3.26%			3.60%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.6 million and $7.4 million for the three and six months ended 2025, respectively, and $4.8 million and $9.1 million for the three and six months ended 2024, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  50

Table of Contents              Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin
Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the period indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024			Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on:
Interest-bearing deposits with other banks and other short-term investments	$(1,065)	$(3,754)	$(4,819)	$(7,273)	$(6,594)	$(13,867)
Loans held for sale	92	92	184	95	89	184
Loans	(1,046)	(11,531)	(12,577)	(2,000)	(22,435)	(24,435)
Investment securities available-for sale	(1,171)	614	(557)	(2,103)	1,157	(946)
Investment securities held-to-maturity	(415)	3	(412)	(832)	41	(791)
Federal funds sold	(118)	—	(118)	(160)	3	(157)
Total interest income	(3,723)	(14,576)	(18,299)	(12,273)	(27,739)	(40,012)

Interest paid on:
Interest-bearing transaction	(1,453)	(4,665)	(6,118)	(5,807)	(7,233)	(13,040)
Savings and money market	1,419	(5,236)	(3,817)	4,100	(11,458)	(7,358)
Time deposits	14,194	(2,193)	12,001	23,491	(3,199)	20,292
Derivative Collateral Liability	118	—	118	468	—	468
Customer repurchase agreements	(36)	(44)	(80)	(32)	(103)	(135)
Other short-term borrowings	(18,135)	(707)	(18,842)	(31,645)	(9)	(31,654)
Long-term borrowings	1,130	886	2,016	2,259	1,782	4,041
Total interest expense	(2,763)	(11,959)	(14,722)	(7,166)	(20,220)	(27,386)
Net interest income	$(960)	$(2,617)	$(3,577)	$(5,107)	$(7,519)	$(12,626)
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
Refer to the discussion under "Critical Accounting Policies and Estimates" above and in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table in the "Allowance for Credit Losses" section which reflects activity in the ACL.
The provision for credit losses on loans for the second quarter of 2025 was $138.2 million and there were $83.9 million of net charge offs in the ACL compared to $8.9 million and $2.3 million, respectively, for the second quarter of 2024.
The provision for credit losses on loans for the first half of 2025 was $164.5 million and there were $95.1 million of net charge offs in the ACL compared to $44.1 million and $23.7 million, respectively, for the first half of 2024. Net charge-offs of $95.1 million during the first half of 2025 represented 2.40% of average loans held for investment on an annualized basis, an increase from net charge-offs of $23.7 million during same period in 2024, which represented 0.59% of average loans held for investment on an annualized basis.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  51

Table of Contents                      Management's Discussion and Analysis | Results of Operations | Provision for Credit Losses
The change in the provision for credit losses on the loan portfolio for the three and six months ended June 30, 2025 was primarily attributable to the replenishment of the reserve following net charge-offs of $95.1 million and an increase in the qualitative overlay.
Charge-offs during the first half of 2025 were driven by elevated losses in the office and land loan portfolios, including a data center loan with underlying office exposure, as well as charge-offs related to assisted senior living and life sciences office properties. The increase in charge-offs was primarily driven by continued market deterioration and the receipt of new information regarding collateral valuations and borrower performance, particularly within the office sector. During the second quarter of 2025, we updated our strategy for resolving criticized and classified loans with the goal of accelerating dispositions. In furtherance of this strategy, we obtained updated valuations on the underlying collateral for certain loans that resulted in significant charge offs related to actual and expected dispositions.
The increase in the CRE office overlay relates to updated assumptions associated with the PD and LGD rates, as well as downward risk ratings migration as further discussed in the "Allowance for Credit Losses" section below.
The provision for credit losses for the held-to-maturity securities portfolio was recorded primarily on several corporate bonds. During the three and six months ended June 30, 2025, there was a reversal of provision for credit losses of $46 thousand and $99 thousand, respectively, for the held-to-maturity securities portfolios, compared to a provision expense of $55 thousand and $56 thousand, respectively, for the three and six months ended June 30, 2024.
The provision for credit losses for unfunded commitments is presented separately on the Consolidated Statements of Operations. This provision considers the probability that unfunded commitments will fund, among other factors. There was a provision expense of $1.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2025, compared to $608 thousand and $1.1 million, respectively, for the three and six months ended June 30, 2024, primarily due to higher unfunded commitments in our commercial and industrial portfolio during the current period.
Noninterest Income
Noninterest income includes service charges on deposits, gain/(loss) on sale of investment securities, income from BOLI and other income. The table below summarizes the comparative noninterest income.

	For the Three Months Ended June 30,
(dollars in thousands)	2025	2024	Dollar Change
Service charges on deposits	$1,771	$1,653	$118
Gain on sale of loans	—	37	(37)
Net gain (loss) on sale of investment securities	(1,854)	3	(1,857)
Increase in the cash surrender value of bank-owned life insurance	5,161	709	4,452
Other income	1,336	2,930	(1,594)
Total	$6,414	$5,332	$1,082

	For the Six Months Ended June 30,
(dollars in thousands)	2025	2024	Dollar Change
Service charges on deposits	$3,514	$3,352	$162
Gain on sale of loans	—	37	(37)
Net gain (loss) on sale of investment securities	(1,850)	7	(1,857)
Increase in the cash surrender value of bank-owned life insurance	9,443	1,412	8,031
Other income	3,514	4,113	(599)
Total	$14,621	$8,921	$5,700
The increase in total noninterest income in the second quarter of 2025 compared to the second quarter of 2024 was primarily driven by continued non-interest income from a new BOLI investment of $200 million made in the first quarter of 2025, partially offset by $1.9 million loss on the sale of investment securities during the second quarter of 2025 and a reduction in other income primarily due to lower gains from the sale of mortgage servicing rights compared to 2024.
The increase in total noninterest income in the first half of 2025 as compared to the first half of 2024 was primarily driven by a new BOLI investment of $200 million in the first half of 2025, partially offset by $1.9 million loss on the sale of investment securities during the first half of 2025.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  52

Table of Contents                       Management's Discussion and Analysis | Results of Operations | Noninterest Expense
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance assessments and other expenses. The table below summarizes the comparative noninterest expense.

	For the Three Months Ended June 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Salaries and employee benefits	$21,940	$21,770	$170	1%
Premises and equipment expenses	3,019	2,894	125	4%
Marketing and advertising	1,144	1,662	(518)	(31)%
Data processing	4,293	3,495	798	23%
Legal, accounting and professional fees	1,550	2,705	(1,155)	(43)%
FDIC insurance	8,077	5,917	2,160	37%
Goodwill impairment	—	104,168	(104,168)	(100)%
Other expenses	3,447	3,880	(433)	(11)%
Total	$43,470	$146,491	$(103,021)	(70)%

	For the Six Months Ended June 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Salaries and employee benefits	$43,908	$43,496	$412	1%
Premises and equipment expenses	6,222	5,953	269	5%
Marketing and advertising	2,515	2,521	(6)	—%
Data processing	8,271	6,788	1,483	22%
Legal, accounting and professional fees	4,672	5,212	(540)	(10)%
FDIC insurance	17,039	12,329	4,710	38%
Goodwill impairment	—	104,168	(104,168)	(100)%
Other expenses	6,294	6,021	273	5%
Total	$88,921	$186,488	$(97,567)	(52)%
The decrease in total noninterest expense in the second quarter of 2025, as compared to the second quarter of 2024, was primarily due to the $104.2 million goodwill impairment recorded in the second quarter of 2024 and a $1.2 million decrease in legal, accounting and professional fees in the current period, offset by $2.2 million higher FDIC deposit insurance assessments. The decrease in total noninterest expense in the first half of 2025 as compared to the first half of 2024 was primarily due to the $104.2 million 2024 goodwill impairment, partially offset by $4.7 million higher FDIC deposit insurance assessments and $1.5 million higher data processing costs during the first half of 2025.
The major components of other expenses include regulatory assessment fees, director compensation, real estate taxes, and insurance expenses.
As a percentage of average assets, total noninterest expense (annualized) was 1.45% and 1.48% for the three and six months ended June 30, 2025 as compared to 4.8% and 3.0% for the same period in 2024. These decreases for the three and six months ended June 30, 2025 as compared to the same period 2024 were primarily due to no goodwill impairment during the current period, partially offset by an increase in FDIC deposit insurance assessments.
Income Tax Expense
For the three and six months ended June 30, 2025, income tax benefit was $39.4 million and $38.7 million, respectively, compared to income tax expense of $4.4 million and $7.4 million for the three and six months ended June 30, 2024, respectively. The decrease in the income tax expense comparing to prior year was primarily due to a decrease in the pre-tax income during the first half of 2025, and the 2024 goodwill impairment that was not deductible for tax purposes.
The effective tax rate for the three and six months ended June 30, 2025 was 36.1% and 36.2%, respectively. The effective tax rate for the first half of 2025 varies from the 21% statutory rate primarily due to the tax benefit from the low-income housing tax credit equity investment, tax-exempt interest income and tax-exempt income from the increase in the cash surrender value of BOLI.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  53

Table of Contents                       Management's Discussion and Analysis | Balance Sheet Analysis
Balance Sheet Analysis
Overview
Total assets as of June 30, 2025 were $10.6 billion as compared to $11.1 billion as of December 31, 2024, a 5% decrease. The decrease in total assets from December 31, 2024 to June 30, 2025 was primarily driven by a decrease of $379.8 million in interest-bearing deposits with banks and other short-term investments (from $619.0 million as of December 31, 2024 to $239.2 million as of June 30, 2025) which was a result of the Bank’s efforts to manage its liquidity position in a manner that has less of an adverse effect on its net interest margin during the current period.
Total loans held for investment at amortized cost basis, the largest component of assets, were approximately $7.7 billion as of June 30, 2025, as compared to $7.9 billion as of December 31, 2024. There was $37.6 million in loans held for sale as of June 30, 2025 and none as of December 31, 2024. Refer to the "Loan Portfolio" section below for further discussion on loans.
Investment securities, at amortized cost net of the allowance for credit losses, were $2.2 billion as of June 30, 2025 as compared to $2.3 billion as of December 31, 2024, an 8% decrease, primarily driven by sales, maturities and paydowns of investment securities. The Bank does not plan to reinvest these proceeds back into the investment securities portfolio at this time.
In terms of funding, total deposits as of June 30, 2025 were $9.12 billion as compared to $9.13 billion as of December 31, 2024, a decrease of 0.1%. Total borrowed funds (excluding customer repurchase agreements) were $126.3 million and $566.1 million as of June 30, 2025 and December 31, 2024, respectively. The components and drivers of the change are discussed in the "Deposits and Other Borrowings" section below.
Total shareholders’ equity as of June 30, 2025 was $1.19 billion as compared to $1.23 billion as of December 31, 2024, a 3% decrease. The decrease in shareholders’ equity in 2025 was primarily from the net loss from operations of $68.1 million, and payment of cash dividends of $10.0 million. The ratio of common equity to total assets was 11.18% as of June 30, 2025 as compared to 11.02% as of December 31, 2024. Book value per share was $39.03 as of June 30, 2025, a 3.87% decrease from $40.60 as of December 31, 2024.
In addition, the tangible common equity ratio was 11.18% as of June 30, 2025, compared to 11.02% as of December 31, 2024. Tangible book value per share was $39.03 as of June 30, 2025, a 3.84% decrease from $40.59 as of December 31, 2024. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
In order to be considered well-capitalized, the Bank must have a CET1 risk-based capital ratio of 6.5%, a Tier 1 risk-based ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. The Company and the Bank exceed all these requirements and satisfy the capital conservation buffer of 2.5% of CET1 capital. Failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.
The Company's capital ratios remain substantially in excess of regulatory minimums and buffer requirements. The total risk based capital ratio was 15.27% as of June 30, 2025, as compared to 15.86% as of December 31, 2024. The common equity tier one capital ("CET1") risk based capital ratio was 14.01% as of June 30, 2025, as compared to 14.63% as of December 31, 2024. The tier 1 risk based capital ratio was 14.01% as of June 30, 2025, as compared to 14.63% as of December 31, 2024. The tier 1 leverage ratio was 10.63% as of June 30, 2025, as compared to 10.74% as of December 31, 2024.
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
Loans outstanding were $7.7 billion as of June 30, 2025, as compared to $7.9 billion as of December 31, 2024, a decrease of $213.2 million or 2.7%. The loan portfolio mix continues to evolve as the Bank has experienced a reduction in commercial loans and owner-occupied construction loans, offset by increases in owner-occupied commercial real estate loans and fundings of ongoing construction projects for commercial and residential properties. Market rates year to date in 2025 for our new loan originations on average have been fairly consistent with the market rates at the end of 2024, since short-term interest rates remained unchanged in the first half of 2025. We continue to see opportunities for growth in the commercial lending market in our focused sectors; our processes for evaluating these opportunities are designed to ensure they are subject to reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Following origination, we continue to monitor our borrowers' business plans and assess primary and alternative sources for loan repayment and, if necessary, obtain collateral to mitigate credit loss in the event of default.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  54

Table of Contents                          Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio
The Bank has a large portion of its loan portfolio related to real estate, with 83% consisting of commercial real estate and real estate construction loans as of June 30, 2025. Non-owner occupied commercial real estate represented 64% of the loan portfolio while the remaining 19% is represented by the "owner occupied - commercial real estate" and "construction - C&I (owner occupied)" loans.
The table below presents loans, net of amortized deferred fees and costs by major category.

	As of
	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,207,512	15%	$1,183,341	15%
PPP loans	164	—%	287	—%
Income producing - commercial real estate	3,768,884	48%	4,064,846	51%
Owner occupied - commercial real estate	1,365,901	18%	1,269,669	16%
Real estate mortgage - residential	45,921	1%	50,535	1%
Construction - commercial and residential	1,211,728	16%	1,210,763	15%
Construction - C&I (owner occupied)	69,554	1%	103,259	1%
Home equity	49,224	1%	51,130	1%
Other consumer	2,776	—%	1,058	—%
Total loans	7,721,664	100%	7,934,888	100%
Less: allowance for credit losses	(183,796)		(114,390)
Loans, net(1)	$7,537,868		$7,820,498
(1)Excludes accrued interest receivable of $37.8 million and $42.9 million as of June 30, 2025 and December 31, 2024, respectively, which is recorded in other assets.
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
The Company's concentration in the Washington, D.C. metro area includes "Washington's Maryland Suburbs," which comprises Frederick, Prince George's and Montgomery counties, and "Northern Virginia," which comprises Alexandria, Arlington, Falls Church, Fairfax, Loudoun and Prince William counties. As of June 30, 2025, 30.2%, 27.5%, 22.0%, 6.8%, and 13.5% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively. As of December 31, 2024, 31.3%, 27.4%, 23.9%, 5.8% and 11.6% of the loan portfolio, as a percentage of total amortized cost, was concentrated in Washington D.C., Washington's Maryland Suburbs, Northern Virginia, other counties in Maryland and other locations in the United States, respectively.
As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $6.3 billion and $6.5 billion, or 81.2% and 81.5% of total loans, of amortized cost outstanding as of June 30, 2025 and December 31, 2024, respectively. Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. Income producing CRE loans collateralized by office properties comprised approximately $819.8 million and $862.2 million, or 10.6% and 10.9% of total loans, as of June 30, 2025 and December 31, 2024, respectively.
Office loans within Washington D.C., Washington's Maryland Suburbs and Northern Virginia were $766.5 million and $795.0 million, or 9.9% and 10.0% of total loans, as of June 30, 2025 and December 31, 2024, respectively. As a percentage of total principal balance of income producing - CRE office loans, 37.8%, 34.6%, 12.7%, and 14.9% were located in Washington's Maryland Suburbs, Northern Virginia, the central business district of Washington D.C., and Washington, D.C. (outside the central business district,) respectively, as of June 30, 2025.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  55

Table of Contents                          Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio
The table below summarizes the Company's income producing - commercial real estate loans, at principal, by collateral location and type.

As of June 30, 2025		Maryland		Virginia
(dollars in thousands)	Washington, D.C.	Washington, D.C. Suburbs	Other	Northern Virginia	Other	Other	Total	Percent of Total
Collateral Type:
Hotel & motel	$136,308	$75,290	$101,500	$60,618	$—	$21,152	$394,868	10%
Industrial	862	71,886	39,973	36,605	19,410	—	168,736	4%
Mixed use	201,894	42,908	3,371	50,700	20,755	4,930	324,558	9%
Multifamily	393,887	192,028	308	117,583	84,485	48,108	836,399	22%
Office	226,683	306,016	4,204	235,128	49,176	—	821,207	22%
Retail	68,732	64,230	59,889	73,458	64,703	1,276	332,288	9%
Single / 1-4 Family & Res. Condo	64,430	2,050	2,069	7,954	6,395	4,017	86,915	2%
Other	184,190	171,152	28,221	383,905	8,233	35,674	811,375	22%
Total	$1,276,986	$925,560	$239,535	$965,951	$253,157	$115,157	$3,776,346	100%
Percent of total	34%	25%	6%	26%	6%	3%	100%

Percent of Principal by Loan Size:
Less than $1 million	2%	2%	2%	1%	2%	2%
$1 million to $5 million	10%	10%	21%	7%	9%	14%
$5 million to $10 million	6%	7%	21%	5%	13%	32%
$10 million to $25 million	19%	13%	25%	37%	40%	20%
$25 million to $50 million	46%	27%	31%	43%	36%	32%
Greater than $50 million	17%	41%	—%	7%	—%	—%
Total	100%	100%	100%	100%	100%	100%
As of June 30, 2025 and December 31, 2024, $270.3 million and $287.0 million, respectively, of principal of CRE loans collateralized by office properties were criticized or classified.
The Company is exploring ways to optimize its balance sheet to reduce the Company’s commercial real estate loan concentration, including ways to reduce exposure to short- and intermediate-term valuation risks for its office loans. There is no assurance that the Company will decide to seek to implement, or ultimately implement, any balance sheet optimization strategy, and any strategy the Company decides to pursue may not be successful. In addition, future decisions the Company makes in connection with its balance sheet optimization efforts could continue to result in elevated credit costs and could also have a material impact on our financial condition and results of operations in the period or periods any relevant decisions are made or strategies implemented.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  56

Table of Contents                          Management's Discussion and Analysis | Balance Sheet Analysis | Loan Maturity
Loan Maturity
The table below sets forth the time to contractual maturity of the loan portfolio. Loans are shown in the period based on final contractual maturity. Demand loans, having no contractual maturity, and overdrafts are reported as due in one year or less.

	As of June 30, 2025
(dollars in thousands)	Total	One Year or Less	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,207,513	$444,460	$615,999	$144,186	$2,868
PPP loans	164	164	—	—	—
Income producing - commercial real estate (1)	3,768,883	1,644,013	1,887,111	237,759	—
Owner occupied - commercial real estate	1,365,901	243,131	500,930	347,088	274,752
Real estate mortgage - residential	45,921	13,320	23,681	355	8,565
Construction - commercial and residential	1,211,728	859,286	319,243	3,596	29,603
Construction - C&I (owner occupied)	69,554	700	25,577	8,811	34,466
Home equity	49,224	2,159	224	1,525	45,316
Other consumer	2,776	1,028	214	15	1,519
Total loans	$7,721,664	$3,208,261	$3,372,979	$743,335	$397,089

Loans with:
Predetermined fixed interest rate	$2,655,650	$797,784	$1,425,556	$368,098	$64,212
Floating or adjustable interest rate	5,066,014	2,410,477	1,947,423	375,237	332,877
Total loans	$7,721,664	$3,208,261	$3,372,979	$743,335	$397,089
(1)Income producing CRE office loans with total principal of $821.2 million and multifamily loans with total principal of $836.4 million as of June 30, 2025 are included within income producing - commercial real estate. The charts below represent their maturities schedules.

Allowance for Credit Losses
The ACL is an estimate based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank. A full discussion of the accounting for ACL is contained in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements and activity in the ACL is contained in "Note 4 – Loans and Allowance for Credit Losses" to the Consolidated Financial Statements. Also, refer to "Critical Accounting Policies and Estimates" above for further discussion of the methodology which management employs to maintain an adequate ACL, as well as "Provision for Credit Losses" above for a discussion of the Company's calculation of the provision for credit losses during the six months ended June 30, 2025 and 2024.
The ACL for loans as of June 30, 2025 was $183.8 million, which reflected an increase of $69.4 million from $114.4 million as of December 31, 2024. The ACL represented 2.38% of total loans as of June 30, 2025 as compared to 1.44% as of December 31, 2024. As of June 30, 2025, the allowance represented 81.17% of nonperforming loans as compared to 55% as of
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  57

Table of Contents                   Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses
December 31, 2024. The increase in the ACL for loans during the current period was primarily due to increased reserves for the Bank's CRE office overlay. The overlay increased as charge-offs taken during the current period, and negative risk ratings migrations within the CRE office portfolio, were incorporated into the calculation. Negative risk ratings migrations within the CRE office portfolio were primarily a result of continued market deterioration. In addition, the ACL on individually assessed loans also increased as updated valuation information was received, primarily on loans that migrated to nonperforming status during the current period.
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
The Company believes it has taken a prudent posture with respect to risk rating its loan portfolio. As of June 30, 2025 and December 31, 2024, loans rated special mention had an amortized cost of $173.3 million and $244.8 million, respectively, and loans rated substandard had an amortized cost of $702.1 million and $426.4 million, respectively. The increase in substandard loans was primarily attributable to additions in CRE loans, particularly in income producing - commercial real estate. As of June 30, 2025, 100% and 64% of special mention and substandard loans, respectively, were current. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.
Management, being aware of the risks facing CRE, is intent on maintaining strong portfolio management and a strong risk rating process. The Bank provides analysis of credit requests and the management of problem credits. The Bank has developed and implemented analytical procedures for evaluating credit requests, has refined the Company’s risk rating system and has adopted enhanced monitoring of the loan portfolio and the adequacy of the ACL, in particular on its CRE and construction loans (including those collateralized by office properties). These analyses include stress testing. Additionally, fair value assessments of loans acquired are included in our analytical procedures. The loan portfolio analysis process is ongoing and proactive to support the Company's objective of maintaining a portfolio of quality credits and quickly identifying weaknesses before they become more severe.
As of June 30, 2025 and December 31, 2024, the Company's performing office coverage ratio, which calculates the ACL attributable to loans collateralized by performing office properties as a percentage of total loans, was 11.54% and 3.81%, respectively.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  58

Table of Contents                   Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses
The table below presents activity in the allowance for credit losses.

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Balance at beginning of period	$114,390	$85,940
Charge-offs:
Commercial	(968)	(2,587)
Income producing - commercial real estate	(74,195)	(21,329)
Owner occupied - commercial real estate	(9,797)	—
Construction - commercial and residential	(10,703)	(129)
Other consumer	(35)	(70)
Total charge-offs	(95,698)	(24,115)

Recoveries:
Commercial	215	166
Income producing - commercial real estate	329	185
Owner occupied - commercial real estate	47	47
Total recoveries	591	398
Net charge-offs	(95,107)	(23,717)
Provision for credit losses - loans	164,513	44,078
Balance at end of period	$183,796	$106,301

Annualized ratio of net charge-offs to average loans outstanding during the period	2.40%	0.59%
The table below displays the allocation of the ACL by loan category and the percentage of allowance in each category. The allocation of the allowance as of June 30, 2025 includes the allowance for credit losses of $28.5 million against individually assessed loans of $227.0 million, as compared to allowance for credit losses of $17.1 million against individually assessed loans of $208.7 million as of December 31, 2024. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance to absorb losses in any category.

	As of
	June 30, 2025			December 31, 2024
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$28,955	16%	15%	$19,390	17%	15%
Income producing - commercial real estate	94,205	51%	48%	55,185	48%	51%
Owner occupied - commercial real estate	27,183	15%	18%	22,654	19%	16%
Real estate mortgage - residential	813	—%	1%	610	1%	1%
Construction - commercial and residential	25,990	14%	16%	14,585	13%	15%
Construction - C&I (owner occupied)	5,570	3%	1%	1,282	1%	1%
Home equity	1,031	1%	1%	653	1%	1%
Other consumer	49	—%	—%	31	—%	—%
Total	$183,796	100%	98%	$114,390	100%	100%
Nonperforming Assets
The Company’s level of nonperforming assets, which is comprised of the amortized cost of loans delinquent 90 days or more, and nonaccrual loans, which includes the nonperforming portion of loan modifications, and the carrying value of other real estate owned ("OREO"), totaled $228.9 million as of June 30, 2025, representing 2.16% of total assets, as compared to $211.4 million as of December 31, 2024, representing 1.90% of total assets. The increase is primarily due to the changes in nonperforming loans discussed below.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  59

Table of Contents                       Management's Discussion and Analysis | Balance Sheet Analysis | Nonperforming Assets
The Company had no accruing loans that were 90 days or more past due as of June 30, 2025 and December 31, 2024. Management prioritizes remaining attentive to early signs of deterioration in borrowers’ financial conditions and to taking action designed to mitigate risk. The Company places loans on nonaccrual status if it deems collection to be doubtful. The Company believes, based on its loan portfolio risk analysis that its ACL at 2.38% of total loans as of June 30, 2025, is adequate to absorb expected credit losses within the loan portfolio at that date.
Total nonperforming loans had an amortized cost of $226.4 million as of June 30, 2025, representing 2.93% of total loans, compared to $208.7 million as of December 31, 2024, representing 2.63% of total loans. This increase was primarily driven by additions in office and land property categories within nonperforming loans.
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
During the six months ended June 30, 2025, the Bank modified 24 loans with a total amortized cost of $200.1 million as of June 30, 2025 (2.6% of the loan portfolio). These loans received extended loan terms of between approximately 3 to 36 months.
As of June 30, 2025, the payment status of ten loans modified in the preceding twelve months, totaling $279.7 million of amortized cost basis, included one loan with an amortized cost basis of $5.7 million which was 30 to 89 days past due, and the other nine loans with a total amortized cost basis of $79.5 million which were on nonaccrual status. As of June 30, 2025, additional loans that were modified in the preceding twelve months which were performing under their modified terms totaled $194.5 million of amortized cost basis.
Management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant, and therefore, such modifications are not considered to be loan restructurings to a borrower experiencing financial
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  60

Table of Contents                       Management's Discussion and Analysis | Balance Sheet Analysis | Nonperforming Assets
difficulty, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing.
Included in nonperforming assets as of June 30, 2025 is OREO of $2.5 million, consisting of five foreclosed properties, compared to OREO of $2.7 million, consisting of five foreclosed properties as of December 31, 2024. OREO properties are carried at the lower of cost or at fair value less estimated costs to sell.
It is the Company's policy to generally obtain third party appraisals prior to foreclosure and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, a scenario in which the Company is considering legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were two OREO sales in six months ended June 30, 2025 and two in six months ended June 30, 2024, generating proceeds of $772 thousand and $656 thousand, respectively.
The table below presents the amounts of nonperforming assets, including loans at amortized cost and OREO at the lower of cost or fair value less estimated costs to sell.

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual Loans:
Commercial	$3,436	$2,048
Income producing - commercial real estate	179,597	168,454
Owner occupied - commercial real estate	17,523	37,744
Real estate mortgage - residential	5,869	157
Construction - commercial and residential	19,488	—
Home equity	507	303
Total nonperforming loans	226,420	208,706
Other real estate owned	2,459	2,743
Total nonperforming assets	$228,879	$211,449

Coverage ratio, allowance for credit losses to total nonperforming loans	81%	55%
Ratio of nonperforming loans to total loans	2.93%	2.63%
Ratio of nonperforming assets to total assets	2.16%	1.90%
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
As of June 30, 2025, there were $702.1 million of substandard loans. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.
Other Earning Assets
As part of its employee benefits and financing strategies, the Company has invested in Bank-Owned Life Insurance ("BOLI") policies. BOLI serves as a tax-efficient asset designed to offset the cost of employee benefit obligations. The Company views BOLI as a long-term investment to help fund future benefit expenses.
As of June 30, 2025, the cash surrender value of BOLI totaled $325.2 million, compared to $115.8 million as of December 31, 2024. The increase reflects earnings on the policies as well as additional BOLI purchased through premium payments made in the first half of 2025.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  61

Table of Contents              Management's Discussion and Analysis | Balance Sheet Analysis | Deposits and Other Borrowings
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
The table below presents the Bank’s deposit composition by balance and percentage.

	As of
	June 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing demand	$1,532,132	17%	$1,544,403	17%
Interest-bearing transaction	895,604	10%	1,211,791	13%
Savings and money market	3,267,630	36%	3,599,221	39%
Time deposits	3,424,241	37%	2,775,663	31%
Total	$9,119,607	100%	$9,131,078	100%
For the six months ended June 30, 2025, deposits remained relatively flat overall however the mix changed when compared to December 31, 2024. These deposit changes were the result of growth in time deposits from the company's digital acquisition channel partially offsetting a decrease in interest-bearing transaction and savings and money market accounts.
No single depositor represented more than 10% of total deposits as of June 30, 2025. The ten largest depositors not associated with brokered pass-through relationships represented approximately 16% of total deposits in the aggregate as of June 30, 2025. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end compared to average deposit balances.
The Bank accepts brokered time deposits generally in denominations of less than $250 thousand from brokerage networks, including IntraFi Network, LLC ("IntraFi"). The Bank participates in IntraFi's CDARS and the ICS programs, which provide for reciprocal ("two-way") transactions among banks for the purpose of maximizing FDIC insurance. ICS also allows for the sale of deposits into the IntraFi Network ("One-Way Sale") which provides FDIC insurance for the depositor without reciprocal deposits returned to the Bank. Deposits sold through the IntraFi One-Way Sale process are not included in the Bank’s deposit totals. The sale of ICS deposits allows the Bank to moderate the fluctuation of deposit balances. As of June 30, 2025, the Bank sold de minimis deposits through the IntraFi One-Way Sale network. The total of reciprocal deposits as of June 30, 2025 was $1.3 billion (14% of total deposits) as compared to $1.4 billion (16% of total deposits) as of December 31, 2024. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to obtain one way CDARS deposits and participates in IntraFi’s Insured Network Deposit Program ("IND"). The Bank had $618.4 million and $894.7 million of IND brokered deposits as of June 30, 2025 and December 31, 2024, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks changes due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty with obtaining them in the future. In that event, we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.
We have used brokered deposits and intend to continue to use brokered deposits as one of our funding sources to support future growth. As of June 30, 2025, total brokered deposits were $3.5 billion, or 38% of total deposits, compared to $4.0 billion, or 44% as of December 31, 2024. These brokered deposits were comprised of savings, money market and other interest-bearing transaction accounts of $2.1 billion and $2.7 billion, and time deposits of $1.2 billion and $1.3 billion as of June 30, 2025 and December 31, 2024, respectively. The Company uses the Call Report definitions for regulatory reporting by the Bank to classify its deposits as brokered deposits. As of June 30, 2025 and December 31, 2024, total deposits included estimated totals of $2.3 billion and $2.2 billion of uninsured deposits, which represented 25% and 24% of total deposits, respectively.
The Company has offered a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $23.4 million as of June 30, 2025 compared to $33.2 million as of December 31, 2024. Customer
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  62

Table of Contents              Management's Discussion and Analysis | Balance Sheet Analysis | Deposits and Other Borrowings
repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency-backed MBS.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company had outstanding FHLB advances of $50.0 million and $490 million, respectively. Outstanding FHLB advances are secured by collateral consisting of specifically pledged marketable investment securities, a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes" or "Original Notes"). As of June 30, 2025, the carrying value of these 2029 Senior Notes was $76.3 million which reflected $1.4 million in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.
In connection with the issuance of the 2029 Senior Notes, the Company also entered into a registration rights agreement dated September 30, 2024 with the purchasers of the 2029 Senior Notes ("Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company filed an exchange offer registration statement with the SEC to exchange the Senior Notes for substantially identical notes registered under the Securities Act ("Exchange Notes"). The terms of the Exchange Notes are identical to the terms of the Original Notes, except that the transfer restrictions and registration rights applicable to the Original Notes do not apply to the Exchange Notes. The Company completed the exchange offer on January 16, 2025.
Commitments and Contractual Obligations
The table below displays the loan commitments outstanding and lines and letters of credit.

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Unfunded loan commitments	$1,391,648	$1,318,133
Unfunded lines of credit	88,857	88,305
Letters of credit	60,223	69,051
Total	$1,540,728	$1,475,489
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  63

Table of Contents                            Management's Discussion and Analysis | Liquidity Management
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
The table below summarizes the Company's secondary sources of liquidity in use and available.

(dollars in thousands)	Secondary Sources of Liquidity in Use	Secondary Sources of Remaining Liquidity Available
As of June 30, 2025
Unsecured brokered deposits (1)	$892,664	$1,180,754
FHLB secured borrowings	50,000	1,363,585
FRB:
Discount window secured borrowings	—	1,754,682
Federal funds lines	—	145,000
Customer repurchase agreements	23,442	—

Unpledged assets: (2)
Interest-bearing deposits with banks	—	12,947
Investment securities	—	270,511
Total	$966,106	$4,727,479
(1)The available liquidity from the unsecured brokered deposits represents unsecured funds under one-way CDARS, ICS, and other brokered deposits that would require then current market rates and be dependent on the availability of funds in those networks.
(2)Unpledged assets are comprised of unencumbered assets that could be liquidated or used as collateral to obtain additional liquidity through debt financing.
The funding mix has continued to change throughout the six months ended June 30, 2025. Deposits were $9.12 billion and $9.13 billion as of June 30, 2025 and December 31, 2024, respectively. The slight decrease of $11.5 million and funding mix change was primarily attributable to a $316.2 million reduction in interest-bearing transaction accounts and $331.6 million reduction in savings and money market accounts, offset by a $648.6 million increase in interest-bearing time deposits. The growth in interest-bearing deposits was driven by the increase in time deposits through the digital acquisition channel during the six months ended June 30, 2025, as discussed in "Deposits and Other Borrowings" above. Short-term borrowings were $50.0 million and $490.0 million as of June 30, 2025 and December 31, 2024.
Additionally, the Bank can purchase up to $145.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding as of June 30, 2025 and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.1 billion, against which there was $97 million outstanding as of June 30, 2025. As of June 30, 2025, the Bank also has custodial agreements with various broker-dealers through IntraFi's IND program which provided $618.0 million of brokered deposits.
As of June 30, 2025, the Bank was also eligible to draw advances from the FHLB up to $1.4 billion based on assets pledged as collateral to the FHLB, against which the Bank borrowed $50.0 million as of June 30, 2025.
The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from certain broker-dealers provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which can be used to borrow up to $1.8 billion, is collateralized with specific loan assets and investment securities identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only. There can be no assurance, however, that these alternative sources of liquidity will continue to be available or will be sufficient to meet our ongoing liquidity needs.
In total, the Bank's aggregate borrowing capacity as of June 30, 2025 was $3.4 billion, which consists of $1.4 billion and $1.8 billion additional aggregate capacity to borrow from the FHLB and the Federal Reserve's Discount Window, respectively, on
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  64

Table of Contents                            Management's Discussion and Analysis | Liquidity Management
existing pledged assets. The Bank's aggregate borrowing capacity also includes unencumbered securities totaling approximately $0.3 billion available for pledging to the FHLB or Federal Reserve for additional borrowing capacity.
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
There is, however, a risk that the cost of funds will increase significantly as the Bank competes for deposits or that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent bank lines of credit to offset a decline in deposits in the short run, but the use of such sources may negatively impact net interest margin and earnings. The continuing elevated cost of funding has negatively impacted our net interest margin.
There can be no assurance that the mix of sources of funds available to us at any particular time in the future will be adequate to meet our future liquidity needs. However, the market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a high interest rate environment. Most of our noninterest-bearing deposits are operating deposits or compensating balances that are held in connection with lending relationships. The potential outflow of such deposits is a risk unless competitive rates of interest are paid, which could significantly and negatively impact the Bank’s interest expense and net interest margin, as the transfer of some noninterest-bearing deposits to interest-bearing deposits did in 2025. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee ("ALCO") has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. As of June 30, 2025, primary sources of liquidity were $1.5 billion comprising interest-bearing deposits with other banks and other short-term investments and AFS securities. Secondary sources of liquidity as of June 30, 2025 were $4.7 billion, which include the FHLB unused availability, other insured brokered deposit sweep programs, unpledged securities, Fed funds lines, and the FRB Discount Window. As of June 30, 2025, under the Bank’s liquidity formula, it had $6.2 billion of primary and secondary liquidity sources. Management believes the amount is adequate to meet current and projected funding needs.
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
The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or total commercial real estate loans representing 300% or more of the institution’s total risk-based capital; or the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. Although growth in that segment over the past 36 months at 12.9% did not exceed the 50% threshold laid out in the regulatory guidance, we expect the heightened supervisory expectations to continue to apply to us given the federal banking regulators’ general focus on commercial real estate exposures at banks.
As of June 30, 2025, the Company continued to exceed the construction, land development, and other land acquisitions regulatory concentration threshold, and we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represent 115.8% of total capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  65

Table of Contents                       Management's Discussion and Analysis | Capital Resources and Adequacy
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
As of June 30, 2025, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital and the qualifying portion of the ACL. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET1 ratio is the Tier 1 capital ratio but excluding preferred stock.
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
The FRB and the FDIC have adopted the Basel III Rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain a CET1 ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. As of June 30, 2025, the Company and the Bank exceeded all these thresholds.
The Company announced a regular quarterly cash dividend on July 23, 2025 of $0.165 per share to shareholders of record on August 8, 2025, to be paid on August 29, 2025.
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
The Company’s capital ratios were all well in excess of requirements established by the Federal Reserve Board and the Bank’s capital ratios were in excess of those required to be classified as a "well capitalized" institution under the PCA provisions of the Federal Deposit Insurance Act.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  66

Table of Contents                       Management's Discussion and Analysis | Capital Resources and Adequacy
The table below presents the actual capital amounts and ratios for the Company and Bank.

	Company		Bank		Minimum Required For Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Regulations (2)
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of June 30, 2025
CET1 capital (to risk weighted assets)	$1,293,315	14.01%	$1,305,995	14.23%	7.00%	6.50%
Total capital (to risk weighted assets)	1,409,552	15.27%	1,421,579	15.49%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,293,315	14.01%	1,305,995	14.23%	8.50%	8.00%
Tier 1 capital (to average assets)	1,293,315	10.63%	1,305,995	10.78%	4.00%	5.00%

As of December 31, 2024
CET1 capital (to risk weighted assets)	$1,369,643	14.63%	$1,373,857	14.76%	7.00%	6.50%
Total capital (to risk weighted assets)	1,484,420	15.86%	1,488,635	16.00%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,369,643	14.63%	1,373,857	14.76%	8.50%	8.00%
Tier 1 capital (to average assets)	1,369,643	10.74%	1,373,857	10.82%	4.00%	5.00%
(1)The risk-based ratios reflect the minimum requirement plus the capital conservation buffer of 2.50%.
(2)Applies to the Bank only.
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
The loan portfolio decreased 2.7% during the first half of 2025. The re-pricing duration on the loan portfolio was 10 months as of June 30, 2025 and 11 months as of December 31, 2024, with fixed-rate loans amounting to 34.4% and 38.1% of total loans as of June 30, 2025 and December 31, 2024, respectively. Variable and adjustable rate loans comprised 65.6% and 61.9% of total loans as of June 30, 2025 and December 31, 2024, respectively. Variable rate loans are generally indexed to the Secured Overnight Funding Rate ("SOFR") or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The cash flows from the investment portfolio currently have not been reinvested in the investment portfolio. As of June 30, 2025, the amortized cost less allowance of the investment portfolio decreased by $179.5 million, or 7.6%, as compared to the balance as of December 31, 2024.
Based on amortized cost basis, the percentage mix of municipal securities was 5.7% and 5.5% of total investments as of June 30, 2025 and December 31, 2024, respectively. The portion of the portfolio invested in MBS was 65% and 62% as of June 30, 2025 and December 31, 2024, respectively. The portion of the portfolio invested in U.S. agency investments was 24% as of June 30, 2025 and 25% as of December 31, 2024. Corporate bonds made up 6% and 6% of total investments as of June 30,
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  67

Table of Contents      Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk
2025 and December 31, 2024, respectively. U.S. treasury bonds were 0% and 1% of total investments as of June 30, 2025 and December 31, 2024, respectively. The duration of the investment portfolio decreased to 4.1 years as of June 30, 2025 from 4.2 years as of December 31, 2024.
As of June 30, 2025, $69.2 million of corporate bonds were subordinated debt from other financial institutions. Corporate bonds generally, and subordinated debt in particular, pose credit risk such that if any of these issuers were to enter bankruptcy or insolvency proceedings, we could experience losses that may be material to operating results and our financial condition. We may also experience increases in provisions for credit losses, adversely affecting our earnings, if the creditworthiness of the issuers declines, whether due to idiosyncratic factors, economic conditions generally or other unforeseen factors or events.
The Company has credit Risk Participation Agreements ("RPAs") with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative and have an asset position with a notional value of $49.5 million as of June 30, 2025. The changes in fair value for these contracts are recognized directly in earnings.
The duration of the deposit portfolio increased to 16 months as of June 30, 2025 from 11 months as of December 31, 2024. This increase is attributable to a shift in deposit mix, and modeling assumption updates. The Company experienced a total deposit decrease of $11.5 million for the six months ended June 30, 2025 as compared to a total loan decrease of $213.2 million for the same period. The funding mix changed throughout the six months ended June 30, 2025. The slight decrease in deposits was primarily attributable to a $316.2 million decrease in interest-bearing transaction accounts and a $331.6 million decrease in Savings and money market accounts, mostly offset by a $648.6 million increase in time deposits. Refer to the "Deposits and Other Borrowings" section above for further discussion of deposits and borrowings.
The net unrealized loss before income tax on the AFS securities portfolio was $100.7 million and $141.5 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the net unrealized loss position represented 7.92% of the investment portfolio's book value.
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
A portion of the of the Company's variable and adjustable rate loans may contain interest rate floors and may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded. In the first six months ended June 30, 2025, interest rate floors have not been relevant in the current interest rate environment since most variable rate loans are well above their floor rate. The weighted average rate of the Company's variable rate loans had a decrease of approximately 400 basis points from December 31, 2024 to June 30, 2025.
As of June 30, 2025, the Company had a portfolio of $2.9 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 7.20%, which was a 4 bps decrease from December 31, 2024. As of June 30, 2025, only $122.1 million or 1.58% of loans held by the Company were earning interest at their floor rate, as compared to $123.6 million or 1.56% as of December 31, 2024.
The Company employs an earnings simulation model (immediate parallel shifts along the yield curve) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related statement of operations effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and deposit decay rates. Further discussion of the limitations of this analysis are listed below and in the risk factors and other cautionary language
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  68

Table of Contents      Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk included in the Company's Annual Report on 2024 Form 10-K, and in other periodic and current reports filed by the Company with the SEC, including the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300 and 400 basis points or down 100, 200, 300 and 400 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income over the next twelve and twenty-four month periods and the economic value of equity.
For the analysis presented below, as of June 30, 2025, the simulation assumes a 100 basis point change in interest rates on interest-bearing deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 0 basis points and assumes a 100 basis point change in interest rates on interest-bearing deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario. The Bank does have deposits with contractual rate terms that mean these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall measure of the correlation between deposit costs and market rate changes is modeled at 100%. The Company utilized the same assumptions for its analysis as of December 31, 2024.
Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the interest rate risk model. If this were to occur, the effects of a rising or declining interest rate environment may not be in accordance with management’s expectations.
As quantified in the table below, the Company’s analysis as of June 30, 2025 shows a moderate effect on net interest income over the next 12 months, as well as a moderate effect on the economic value of equity when interest rates are shocked down 100, 200, 300 and 400 basis points and up 100, 200, 300 and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and repriceable assets and liabilities and related shorter relative durations. As of June 30, 2025, the repricing duration of (a) the investment portfolio was 4.1 years, (b) the loan portfolio 0.8 years, (c) the interest-bearing deposit portfolio was 0.7 years, and (d) the borrowed funds portfolio was 2.1 years.
The table below displays the result of the simulation analysis on the asset and liability balances as of June 30, 2025.

Change in interest rates (basis points)	Percentage change in 12-month net interest income	Percentage change in economic value of equity
+400	13.3%	(5.4)%
+300	10.0%	(4.1)%
+200	6.7%	(2.7)%
+100	3.4%	(1.2)%
—	—	—
(100)	(4.0)%	1.6%
(200)	(7.5)%	2.1%
(300)	(12.6)%	0.3%
(400)	(17.7)%	(6.8)%
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
The decrease in 12-month net interest income of 4.0% given a 100 basis point decrease in market interest rates as of June 30, 2025 compares to 0.1% for the same period in 2024.
As part of the Company’s ongoing enhancement of the simulation analysis, the Company has been making updates to its model to incorporate, among other things, improvements to certain assumptions, as well as assumptions related to deposits. The difference in the results of the simulation analysis between the second quarter of 2025 and the first quarter of 2025 is attributable to these model updates.
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
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  69

Table of Contents      Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk
While an instantaneous parallel shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a non-immediate parallel shifts in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, the various rate indexes do not move in parallel (e.g. SOFR, Fed Funds), hedging activities we might take and changing product spreads that could mitigate or exacerbate any potential beneficial or adverse impact of changes in interest rates.
Another key factor to consider is the behavior of our deposit portfolio. The projected impact on net interest income in the table above assumes no change in deposit portfolio size or mix from the baseline forecast in alternative rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher cost deposits or market-based funding would reduce the assumed benefit of those deposits. The projected impact on net interest income in the table above also assumes a static non-maturity deposit beta which may not be an accurate predictor of actual deposit rate changes realized in scenarios of smaller and/or non-parallel interest rate movements.
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
The table below reconciles the GAAP financial measures to the associated non-GAAP financial measures.

	As of
(dollars in thousands except per share data)	June 30, 2025	December 31, 2024
Tangible common equity:
Common shareholders’ equity	$1,185,067	$1,226,061
Less: Intangible assets	(9)	(16)
Tangible common equity (Non-GAAP)	$1,185,058	$1,226,045

Tangible common equity ratio:
Total assets	$10,601,331	$11,129,508
Less: Intangible assets	(9)	(16)
Tangible assets	$10,601,322	$11,129,492
Tangible common equity ratio (Non-GAAP)	11.18%	11.02%

Tangible book value per share calculations:
Book value per common share	$39.03	$40.60
Less: Intangible book value per common share	—	(0.01)
Tangible book value per common share (Non-GAAP)	$39.03	$40.59
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  70

Table of Contents                       Quantitative and Qualitative Disclosures about Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk".
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2025 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  71

Table of Contents                                           Other Information
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to "Note 13 – Legal Contingencies" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on 2024 Form 10-K, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which could adversely affect our business, financial performance and results of operations. There have been no material changes to our risk factors from those risks included in our Annual Report on 2024 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  72

ITEM 6. EXHIBITS

4.1	Indenture dated as of September 30, 2024 between Eagle Bancorp, Inc., as issuer, and Wilmington Trust, National Association, as trustee(1)
4.2	Form of 10.00% Senior Notes due 2029 (included in Exhibit 4.1).
31.1	Certification of Susan G. Riel
31.2	Certification of Eric R. Newell
32.1	Certification of Susan G. Riel
32.2	Certification of Eric R. Newell
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024
(ii) Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024
(iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024
(iv) Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended June 30, 2025 and 2024
(v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2025 and 2024
(vi) Notes to Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

(1) Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2024.

Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  73

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.

August 7, 2025	by:	/s/ Susan G. Riel
Susan G. Riel, Chair, President and CEO

August 7, 2025	by:	/s/ Eric R. Newell
Eric R. Newell, Senior Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Accounting Officer)

Eagle Bancorp, Inc Second Quarter 2025 Form 10-Q                                  74