Form 10-Q
period 2025-09-30
EAGLE BANCORP INC
filed 2025-11-07
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-25923
Eagle Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2061461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7500 Old Georgetown Road, 15th Floor, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)
(301) 986-1800
(Registrant's telephone number, including area code)
(Former name: N/A, former address: 7830 Old Georgetown Road, Third Floor, Bethesda, Maryland 20814 and former fiscal year: N/A, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 30,371,236 shares of common stock outstanding.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	2

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share and per share data)

	As of
	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$7,938	$11,882
Federal funds sold	1,457	2,581
Interest-bearing deposits with banks and other short-term investments	841,372	619,017
Investment securities available-for-sale (amortized cost of $1,161,644 and $1,408,935, respectively, and allowance for credit losses of $0 and $22, respectively)	1,073,412	1,267,404
Investment securities held-to-maturity, net of allowance for credit losses of $1,199 and $1,306, respectively (fair value of $786,662 and $820,382, respectively)	872,418	938,647
Federal Reserve and Federal Home Loan Bank stock	28,306	51,763
Loans held for sale	136,506	—
Loans held for investment, at amortized cost	7,304,679	7,934,888
Less: Allowance for credit losses	(156,228)	(114,390)
Loans held for investment, net of allowance	7,148,451	7,820,498
Premises and equipment, net	10,503	7,694
Right-of-use assets - operating leases	29,791	18,494
Deferred income taxes	77,362	91,472
Bank-owned life insurance	330,426	115,806
Other real estate owned	14,684	2,743
Other assets	242,876	181,507
Total Assets	$10,815,502	$11,129,508

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,577,197	$1,544,403
Interest-bearing transaction	932,500	1,211,791
Savings and money market	3,702,579	3,599,221
Time deposits	3,251,283	2,775,663
Total deposits	9,463,559	9,131,078
Customer repurchase agreements	13,725	33,157
Other short-term borrowings	—	490,000
Long-term borrowings	76,346	76,108
Operating lease liabilities	36,278	23,815
Reserve for unfunded commitments	4,886	3,463
Other liabilities	97,232	145,826
Total Liabilities	9,692,026	9,903,447

Shareholders’ Equity
Common stock, par value 0.01 per share; shares authorized 100,000,000, shares issued and outstanding 30,366,555 and 30,202,003, respectively	300	298
Additional paid-in capital	389,305	384,932
Retained earnings	831,685	982,304
Accumulated other comprehensive income (loss)	(97,814)	(141,473)
Total Shareholders’ Equity	1,123,476	1,226,061
Total Liabilities and Shareholders’ Equity	$10,815,502	$11,129,508
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	3

EAGLE BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income
Interest and fees on loans	$123,704	$139,836	$375,063	$415,446
Interest and dividends on investment securities	10,527	12,578	33,875	37,663
Interest on balances with other banks and short-term investments	15,850	21,296	45,945	65,726
Interest on federal funds sold	22	103	73	311
Total interest income	150,103	173,813	454,956	519,146
Interest Expense
Interest on deposits	79,385	81,190	235,508	237,419
Interest on customer repurchase agreements	202	332	712	977
Interest on other short-term borrowings	332	20,448	11,086	62,856
Interest on long-term borrowings	2,025	—	6,066	—
Total interest expense	81,944	101,970	253,372	301,252
Net Interest Income	68,159	71,843	201,584	217,894
Provision for (Reversal of) Credit Losses	113,215	10,094	277,629	54,228
Provision for (Reversal of) Credit Losses for Unfunded Commitments	(38)	(1,593)	1,424	(529)
Net Interest Income (Loss) After Provision for (Reversal of) Credit Losses	(45,018)	63,342	(77,469)	164,195

Noninterest Income
Service charges on deposits	1,773	1,747	5,287	5,099
Gain (loss) on sale of loans	(3,550)	20	(3,550)	57
Net gain (loss) on sale of investment securities	(1,982)	3	(3,832)	10
Increase in the cash surrender value of bank-owned life insurance	5,293	731	14,736	2,143
Other income	961	4,450	4,475	8,563
Total noninterest income	2,495	6,951	17,116	15,872
Noninterest Expense
Salaries and employee benefits	21,290	21,675	65,198	65,171
Premises and equipment expenses	2,944	2,794	9,166	8,747
Marketing and advertising	1,316	1,588	3,831	4,109
Data processing	3,950	3,435	12,221	10,223
Legal, accounting and professional fees	2,396	3,433	7,068	8,645
FDIC insurance	6,665	7,399	23,704	19,728
Goodwill impairment	—	—	—	104,168
Other expenses	3,336	3,290	9,630	9,311
Total noninterest expense	41,897	43,614	130,818	230,102
Income (Loss) Before Income Tax Expense	(84,420)	26,679	(191,171)	(50,035)
Income Tax Expense (Benefit)	(16,907)	4,864	(55,558)	12,290
Net Income (Loss)	$(67,513)	$21,815	$(135,613)	$(62,325)
Earnings (Loss) Per Common Share
Basic	$(2.22)	$0.72	$(4.47)	$(2.07)
Diluted	$(2.22)	$0.72	$(4.47)	$(2.07)

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	4

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss)	$(67,513)	$21,815	$(135,613)	$(62,325)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	7,839	35,338	37,482	33,901
Reclassification adjustment for net (gain) loss included in net income (loss)	1,586	(2)	2,717	(8)
Total unrealized gain (loss) on investment securities available-for-sale	9,425	35,336	40,199	33,893
Amortization of unrealized loss on securities transferred to held-to-maturity	1,212	1,355	3,672	4,062
Unrealized gain (loss) on derivatives	(86)	(25)	(212)	225
Other comprehensive income (loss)	10,551	36,666	43,659	38,180
Comprehensive Income (Loss)	$(56,962)	$58,481	$(91,954)	$(24,145)

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	5

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended September 30, 2025 and 2024
(dollars in thousands, except share data)

	Common		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance as of July 1, 2025	30,364,983	$300	$388,927	$904,205	$(108,365)	$1,185,067

Net Income (Loss)	—	—	—	(67,513)	—	(67,513)
Other comprehensive income, net of tax	—	—	—	—	10,551	10,551
Stock-based compensation expense	—	—	1,430	—	—	1,430
Issuance of common stock under share-based compensation arrangements	(4,000)	—	(1,160)	—	—	(1,160)
Issuance of common stock related to employee stock purchase plan	5,572	—	108	—	—	108
Cash dividends declared ($0.01 per share)	—	—	—	(5,007)	—	(5,007)
Balance as of September 30, 2025	30,366,555	$300	$389,305	$831,685	$(97,814)	$1,123,476

Balance as of July 1, 2024	30,180,482	$297	$380,142	$949,863	$(160,843)	$1,169,459

Net Income (Loss)	—	—	—	21,815	—	21,815
Other comprehensive income, net of tax	—	—	—	—	36,666	36,666
Stock-based compensation expense	—	—	2,019	—	—	2,019
Issuance of common stock under share-based compensation arrangements	(13,843)	1	(1)	—	—	—
Issuance of common stock related to employee stock purchase plan	6,561	—	124	—	—	124
Cash dividends declared ($0.165 per share)	—	—	—	(4,659)	—	(4,659)
Balance as of September 30, 2024	30,173,200	$298	$382,284	$967,019	$(124,177)	$1,225,424
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	6

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Nine Months Ended September 30, 2025 and 2024
(dollars in thousands, except share data)

	Common		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	30,202,003	$298	$384,932	$982,304	$(141,473)	$1,226,061

Net Income (Loss)	—	—	—	(135,613)	—	(135,613)
Other comprehensive income, net of tax	—	—	—	—	43,659	43,659
Stock-based compensation expense	—	—	5,227	—	—	5,227
Issuance of common stock under share-based compensation arrangements	149,718	2	(1,162)	—	—	(1,160)
Issuance of common stock related to employee stock purchase plan	14,834	—	308	—	—	308
Cash dividends declared ($0.34 per share)	—	—	—	(15,006)	—	(15,006)
Balance as of September 30, 2025	30,366,555	$300	$389,305	$831,685	$(97,814)	$1,123,476

Balance as of January 1, 2024	29,925,612	$296	$374,888	$1,061,456	$(162,357)	$1,274,283

Net Income (Loss)	—	—	—	(62,325)	—	(62,325)
Other comprehensive income, net of tax	—	—	—	—	38,180	38,180
Stock-based compensation expense	—	—	7,051	—	—	7,051
Issuance of common stock under share-based compensation arrangements	231,146	2	(2)	—	—	—
Issuance of common stock related to employee stock purchase plan	16,442	—	347		—	347
Cash dividends declared ($1.065 per share)	—	—	—	(32,112)	—	(32,112)
Balance as of September 30, 2024	30,173,200	$298	$382,284	$967,019	$(124,177)	$1,225,424
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	7

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net Income (loss)	$(135,613)	$(62,325)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	277,629	54,228
(Reversal of) provision for unfunded commitments	1,424	(529)
Goodwill impairment	—	104,168
Depreciation and amortization	2,311	2,162
Gains (loss) on sale of residential mortgage loans	—	(57)
Loss on mortgage servicing rights	—	(1,512)
Securities premium amortization (discount accretion), net	3,410	4,178
Net gain on sale of other real estate owned	(112)	—
Net increase in cash surrender value of bank owned life insurance	(14,736)	(2,143)
Net (gain) loss on sale of investment securities	3,832	(10)
Stock-based compensation expense	5,227	7,051
Decrease (increase) in other assets	(61,253)	5,943
Increase (decrease) in other liabilities	(47,708)	2,528
Net cash provided by operating activities	34,411	113,682
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(28,224)	—
Proceeds from maturities of available-for-sale securities	89,995	89,035
Proceeds from sale/call of available-for-sale securities	179,990	27,000
Proceeds from maturities of held-to-maturity securities	52,269	53,187
Proceeds from call of held-to-maturity securities	17,127	4,644
Purchases of Federal Reserve stock	(189)	(222)
Proceeds from (purchases of) Federal Home Loan Bank stock	23,647	(11,758)
Proceeds from sale of mortgage servicing rights	—	4,798
Net change in loans	226,683	(32,828)
Proceeds from sale of loans	18,500	—
(Purchase) redemption of bank owned life insurance	(200,000)	—
Proceeds from sale of other real estate owned	769	656
Purchase of premises and equipment	(4,882)	(183)
Net cash (used in) provided by investing activities	375,685	134,329
Cash Flows From Financing Activities:
Increase (decrease) in deposits	332,481	(267,189)
Increase (decrease) in customer repurchase agreements	(19,432)	1,453
Decrease in short-term borrowings	(490,000)	(130,000)
Net proceeds from long-term borrowings	—	75,812
Proceeds from exercise of equity compensation plans	(1,160)	—
Proceeds from employee stock purchase plan	308	347
Cash dividends paid	(15,006)	(40,634)
Net cash provided by (used in) financing activities	(192,809)	(360,211)
Net Increase (Decrease) in Cash and Cash Equivalents	217,287	(112,200)
Cash and Cash Equivalents at Beginning of Period	633,480	722,684
Cash and Cash Equivalents at End of Period	$850,767	$610,484

Supplemental Cash Flows Information:
Interest paid	$262,961	$309,165
Income taxes paid	1,460	5,980
Supplemental Non-Cash Disclosures:
Initial recognition of operating lease right-of-use assets	$15,941	$—
Transfer of loans held for investment to loans held for sale	158,916	5,000
Transfers from loans to other real estate owned	12,600	2,370
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	8

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	9

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
Allowance for Credit Losses
The table below presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for (reversal of) credit losses - loans	$113,245	$10,869	$277,758	$54,947
Provision for (reversal of) credit losses - HTM debt securities	(30)	(775)	(129)	(719)
Total Provision for credit losses	$113,215	$10,094	$277,629	$54,228
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	10

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	11

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	12

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	13

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	14

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)"; Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") amends guidance related to the accounting for internal-use software development costs. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to "development stages". It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, which for the Company would be the fiscal first quarter ending March 31, 2028. Early adoption is permitted as of the beginning of an annual reporting period. ASU 2025-06 allows companies to elect one of the following adoption methods to apply its amendments: a prospective transition approach, a retrospective transition approach, or a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is currently evaluating the impact the new accounting standard will have on its policy for capitalization of development costs for software intended for internal use.
ASU No. 2025-07, "Derivatives and Hedging (Topic 815)—Derivatives Scope Refinements (Issue 1)" ("ASU 2025-07"). In September 2025, the FASB issued ASU 2025-07 to refine the scope of derivative accounting under ASC 815 and clarify the treatment of share-based noncash consideration from customers under ASC 606. The update provides a new scope exception for certain contracts based on a party’s own operations, removing them from derivative accounting. It also clarifies that share-based consideration from customers should be measured at fair value at contract inception and included in the transaction price only if the right to receive it is unconditional. Subsequent fair value changes before the right becomes unconditional are not recognized in revenue. The ASU is effective for annual periods beginning after December 15, 2026, with early adoption permitted, and transition options include prospective or modified retrospective application. Entities will need to reassess existing contracts and update processes for valuation and revenue recognition related to customer share-based payments. The Company is currently in the process of evaluating this guidance.
Note 2 – Cash and Due from Banks
For the nine months ended September 30, 2025 and 2024, the Bank maintained average daily balances at the Federal Reserve Bank of Richmond ("Federal Reserve Bank") of $1.4 billion and $1.6 billion, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	15

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

Note 3 – Investment Securities
The table below summarizes the Company's investment in AFS securities by major security type.

	As of September 30, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. agency securities	$432,607	$—	$(20,394)	$—	$412,213
Residential mortgage-backed securities	644,193	108	(64,701)	—	579,600
Commercial mortgage-backed securities	74,372	129	(2,783)	—	71,718
Municipal bonds	8,472	—	(532)	—	7,940
Corporate bonds	2,000	—	(59)	—	1,941
Total available-for-sale securities	$1,161,644	$237	$(88,469)	$—	$1,073,412

	As of December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. treasury bonds	$24,988	$—	$(212)	$—	$24,776
U.S. agency securities	600,277	—	(41,742)	$—	558,535
Residential mortgage-backed securities	719,815	36	(94,535)	—	625,316
Commercial mortgage-backed securities	53,248	—	(4,303)	—	48,945
Municipal bonds	8,607	—	(593)	—	8,014
Corporate bonds	2,000	—	(160)	(22)	1,818
Total available-for-sale securities	$1,408,935	$36	$(141,545)	$(22)	$1,267,404

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	16

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

The table below summarizes the Company's investment in HTM securities by major security type.

	As of September 30, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$558,842	$—	$(62,442)	$496,400
Commercial mortgage-backed securities	86,359	—	(10,414)	75,945
Municipal bonds	106,936	—	(8,109)	98,827
Corporate bonds	121,480	25	(6,015)	115,490
Total	873,617	$25	$(86,980)	$786,662
Less: Allowance for credit losses	(1,199)
Total held-to-maturity securities, net of ACL	$872,418

	As of December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$605,904	$—	$(85,941)	$519,963
Commercial mortgage-backed securities	88,575	—	(13,069)	75,506
Municipal bonds	114,060	—	(11,389)	102,671
Corporate bonds	131,414	—	(9,172)	122,242
Total	939,953	$—	$(119,571)	$820,382
Less: Allowance for credit losses	(1,306)
Total held-to-maturity securities, net of ACL	$938,647
In addition, as of September 30, 2025 and December 31, 2024, the Company held $28.3 million and $51.8 million in non-marketable equity securities, respectively, in a combination of Federal Reserve System ("Federal Reserve Board", "Federal Reserve" or "FRB") and FHLB stocks, which are required to be held for regulatory purposes. These securities cannot be disposed of other than through redemption by the issuer and, if redeemed, would be redeemed at the original cost. The securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.
As of September 30, 2025 and December 31, 2024, the Company had $40.0 million and $44.8 million, respectively, of unamortized unrealized losses outstanding following the transfer of investment securities from AFS to HTM in 2022. These unrealized losses are included in accumulated other comprehensive loss and are amortized through interest income as a yield adjustment over the remaining term of the securities.
Accrued interest receivable on investment securities totaled $5.9 million and $6.6 million as of September 30, 2025 and December 31, 2024, respectively. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	17

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

The table below summarizes, by length of time, the Company's AFS securities that have been in a continuous unrealized loss position and HTM securities that have been in a continuous unrecognized loss position.

	As of September 30, 2025
		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment securities available-for-sale:
U.S. agency securities	58	$—	$—	$412,213	$(20,394)	$412,213	$(20,394)
Residential mortgage-backed securities	142	—	—	569,707	(64,701)	569,707	(64,701)
Commercial mortgage-backed securities	12	—	—	43,430	(2,783)	43,430	(2,783)
Municipal bonds	1	—	—	7,940	(532)	7,940	(532)
Corporate bonds	1	—	—	1,941	(59)	1,941	(59)
Total	214	$—	$—	$1,035,231	$(88,469)	$1,035,231	$(88,469)

Investment securities held-to-maturity:
Residential mortgage-backed securities	136	$—	$—	$496,400	$(62,442)	$496,400	$(62,442)
Commercial mortgage-backed securities	16	4,266	(520)	71,679	(9,894)	75,945	(10,414)
Municipal bonds	33	—	—	97,827	(8,109)	97,827	(8,109)
Corporate bonds	27	1,950	(54)	105,718	(5,961)	107,668	(6,015)
Total	212	$6,216	$(574)	$771,624	$(86,406)	$777,840	$(86,980)

	As of December 31, 2024
		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment securities available-for-sale:
U.S. treasury bonds	1	$—	$—	$24,776	$(212)	$24,776	$(212)
U.S. agency securities	71	2,300	(8)	556,235	(41,734)	558,535	(41,742)
Residential mortgage-backed securities	148	7,530	(128)	616,392	(94,407)	623,922	(94,535)
Commercial mortgage-backed securities	13	—	—	48,945	(4,303)	48,945	(4,303)
Municipal bonds	1	—	—	8,014	(593)	8,014	(593)
Corporate bonds	1	—	—	1,818	(160)	1,818	(160)
Total	235	$9,830	$(136)	$1,256,180	$(141,409)	$1,266,010	$(141,545)

Investment securities held-to-maturity:
Residential mortgage-backed securities	140	$—	$—	$519,963	$(85,941)	$519,963	$(85,941)
Commercial mortgage-backed securities	16	—	—	75,506	(13,069)	75,506	(13,069)
Municipal bonds	36	4,026	(75)	98,645	(11,314)	102,671	(11,389)
Corporate bonds	30	1,928	(77)	110,280	(9,095)	112,208	(9,172)
Total	222	$5,954	$(152)	$804,394	$(119,419)	$810,348	$(119,571)

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	18

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

As of September 30, 2025, unrealized losses were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the securities were originally purchased, and were considered to be temporary, and not due to credit quality concerns on the investment securities. The fair values of these securities are expected to recover as the securities approach their respective maturity dates.
The Company measures its AFS and HTM securities portfolios for current expected credit losses as part of its ACL analysis. For further information on provision for credit losses on AFS and HTM securities, see the Allowance for Credit Losses discussion in "Note 1 – Summary of Significant Accounting Policies". As of September 30, 2025 and December 31, 2024, the Company had an allowance for credit losses outstanding of zero and $22 thousand, respectively, on its AFS securities and $1.2 million and $1.3 million, respectively, on its HTM securities, each of which primarily comprise allowances for corporate bonds.
The table below summarizes the Company's investment in AFS securities and HTM securities by contractual maturity. Expected maturities for mortgage-backed securities ("MBS") will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2025
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
Within one year	$122,508	$121,617
One to five years	237,049	224,915
Five to ten years	64,715	59,124
Beyond ten years	18,807	16,438
Residential mortgage-backed securities	644,193	579,600
Commercial mortgage-backed securities	74,372	71,718
Less: allowance for credit losses	—	—
Total investment securities available-for-sale	1,161,644	1,073,412

Investment securities held-to-maturity:
Within one year	—	—
One to five years	77,630	75,376
Five to ten years	99,613	92,629
Beyond ten years	51,173	46,312
Residential mortgage-backed securities:	558,842	496,400
Commercial mortgage-backed securities	86,359	75,945
Less: allowance for credit losses	(1,199)	—
Total investment securities held-to-maturity	872,418	786,662
Total	$2,034,062	$1,860,074
The table below displays information about the sales and calls of our investment securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Proceeds from sales and calls	$84,157	$4,542	$197,117	$31,644
Gross realized gains from sales and calls	3	3	12	10
Gross realized losses from sales and calls	1,985	—	3,844	—
As of September 30, 2025 and December 31, 2024, the book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase and certain lines of credit with correspondent banks was $597.0 million and $369.1 million, respectively, which were well in excess of required amounts in order to operationally provide significant reserve amounts for new business.
As of September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	19

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

Note 4 – Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.
The table below presents HFI Loans, net of unamortized net deferred fees, summarized by portfolio segment.

	As of
	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,217,805	17%	$1,183,341	15%
PPP loans	103	—%	287	—%
Income producing - commercial real estate	3,453,033	47%	4,064,846	51%
Owner occupied - commercial real estate	1,494,711	20%	1,269,669	16%
Real estate mortgage - residential	44,684	1%	50,535	1%
Construction - commercial and residential	1,010,367	14%	1,210,763	15%
Construction - C&I (owner occupied)	33,378	—%	103,259	1%
Home equity	49,333	1%	51,130	1%
Other consumer	1,265	—%	1,058	—%
Total loans	7,304,679	100%	7,934,888	100%
Less: allowance for credit losses	(156,228)		(114,390)
Net loans (1)	$7,148,451		$7,820,498
(1)Excludes accrued interest receivable of $36.9 million and $42.9 million as of September 30, 2025 and December 31, 2024, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees and costs were $18.4 million and $18.8 million as of September 30, 2025 and December 31, 2024, respectively.
During the nine months ended September 30, 2025, certain loans, primarily income producing commercial real estate loans, were reclassified from HFI to HFS loans with the mark-to-market value of $136.5 million as reported on the Consolidated Balance Sheets, of which $121.3 million were on nonaccrual status.
As of September 30, 2025 and December 31, 2024, the Bank serviced $77.4 million and $63.7 million, respectively, of SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets. During the year ended December 31, 2024, the Company sold the remaining servicing rights to all FHA loans.
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
Substantially all construction draw requests must be presented in writing on American Institute of Architects

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	20

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.5 billion as of September 30, 2025. A portion of the ADC portfolio, both speculative and non-speculative, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 54% of the outstanding ADC loan portfolio as of September 30, 2025. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products.
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	21

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction -Commercial and Residential	Construction - C&I (Owner Occupied)	Home Equity	Other Consumer	Total
For the Three Months Ended September 30, 2025
Allowance for credit losses:
Balance at beginning of quarter	$16,171	$135,211	$14,634	$382	$13,756	$3,101	$510	$32	$183,797
Loans charged-off	(529)	(123,388)	(10,000)	—	(7,134)	—	—	—	(141,051)
Recoveries of loans previously charged-off	221	—	16	—	—	—	—	—	237
Net loans (charged-off) and recovered	(308)	(123,388)	(9,984)	—	(7,134)	—	—	—	(140,814)
Provision for (reversal of) credit losses	8,379	83,572	15,499	(25)	7,361	(1,540)	5	(6)	113,245
Ending balance	$24,242	$95,395	$20,149	$357	$13,983	$1,561	$515	$26	$156,228

For the Three Months Ended September 30, 2024
Allowance for credit losses:
Balance at beginning of quarter	$21,011	$53,251	$15,641	$750	$13,510	$1,431	$677	$30	$106,301
Loans charged-off	(1,563)	—	(3,800)	—	—	—	—	(17)	(5,380)
Recoveries of loans previously charged-off	53	—	24	—	—	—	—	—	77
Net loans (charged-off) and recovered	(1,510)	—	(3,776)	—	—	—	—	(17)	(5,303)
Provision for (reversal of) credit losses	802	61	8,206	(12)	1,907	(134)	23	16	10,869
Ending balance	$20,303	$53,312	$20,071	$738	$15,417	$1,297	$700	$29	$111,867

For the Nine Months Ended September 30, 2025
Allowance for credit losses:
Balance at beginning of period	$16,293	$65,375	$19,295	$472	$11,333	$1,079	$515	$28	$114,390
Loans charged-off	(1,497)	(197,582)	(19,797)	—	(17,837)	—	—	(35)	(236,748)
Recoveries of loans previously charged-off	436	329	63	—	—	—	—	—	828
Net loans (charged-off) and recovered	(1,061)	(197,253)	(19,734)	—	(17,837)	—	—	(35)	(235,920)
Provision for (reversal of) credit losses	9,010	227,273	20,588	(115)	20,487	482	—	33	277,758
Ending balance	$24,242	$95,395	$20,149	$357	$13,983	$1,561	$515	$26	$156,228

For the Nine Months Ended September 30, 2024
Allowance for credit losses:
Balance at beginning of period	$17,824	$40,050	$14,333	$861	$10,198	$1,992	$657	$25	$85,940
Loans charged-off	(4,150)	(21,329)	(3,800)	—	(129)	—	—	(88)	(29,496)
Recoveries of loans previously charged-off	220	185	71	—	—	—	—	—	476
Net loans (charged-off) and recovered	(3,930)	(21,144)	(3,729)	—	(129)	—	—	(88)	(29,020)
Provision for (reversal of) credit losses	6,409	34,406	9,467	(123)	5,348	(695)	43	92	54,947
Ending balance	$20,303	$53,312	$20,071	$738	$15,417	$1,297	$700	$29	$111,867

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	22

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below presents the amortized cost basis of collateral-dependent HFI loans by portfolio segment.

	As of
	September 30, 2025		December 31, 2024
(dollars in thousands)	Business/Other Assets	Real Estate	Business/Other Assets	Real Estate
Commercial	$15,137	$2,823	$1,214	$1,125
Income-producing-commercial real estate	880	56,466	880	167,574
Owner occupied - commercial real estate	—	14,647	—	37,746
Real estate mortgage- residential	—	6,141	—	—
Construction - commercial and residential	—	22,475	—	—
Home equity	—	499	—	303
Total	$16,017	$103,051	$2,094	$206,748
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	23

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The Company's credit quality indicators are generally updated annually, however, credits rated "Special Mention" or below are reviewed more frequently. The table below presents the amortized cost basis of HFI loans by risk category, class and year of origination, along with any charge-offs that were recorded in the applicable loan segment, if applicable. The table below excludes $170.3 million of gross charge-offs associated with loans that were reclassified to HFS or sold during the nine months ended September 30, 2025, of which $124.1 million was related to HFS loans on our balance sheet as of September 30, 2025.

	As of September 30, 2025
(dollars in thousands)	Prior	2021	2022	2023	2024	2025	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial:
Pass	$98,504	$20,177	$40,374	$70,251	$94,408	$266,338	$515,191	$2,881	$1,108,124
Special Mention	9,125	344	10,085	996	5,080	—	27,568	—	53,198
Substandard	23,126	480	18,516	333	57	—	11,249	2,722	56,483
Total	130,755	21,001	68,975	71,580	99,545	266,338	554,008	5,603	1,217,805
YTD gross charge-offs	(881)	(316)	—	—	—	—	(279)	—	(1,476)
PPP loans:
Pass	—	103	—	—	—	—	—	—	103
Income producing - commercial real estate:
Pass	1,148,730	426,263	525,101	313,757	80,355	131,581	151,029	13,418	2,790,234
Special Mention	95,808	120,777	76,721	—	7,095	—	—	—	300,401
Substandard	231,711	57,039	73,398	—	—	—	250	—	362,398
Total	1,476,249	604,079	675,220	313,757	87,450	131,581	151,279	13,418	3,453,033
YTD gross charge-offs	(44,473)	—	—	—	—	—	—	—	(44,473)
Owner occupied - commercial real estate:
Pass	670,749	211,343	36,098	146,464	126,386	120,571	98,369	—	1,409,980
Special Mention	9,451	—	—	—	—	—	—	—	9,451
Substandard	70,584	3,160	1,077	459	—	—	—	—	75,280
Total	750,784	214,503	37,175	146,923	126,386	120,571	98,369	—	1,494,711
YTD gross charge-offs	(19,797)	—	—	—		—	—	—	(19,797)
Real estate mortgage - residential:
Pass	14,244	6,435	12,019	5,845	—	—	—	—	38,543
Substandard	6,141	—	—	—	—	—	—	—	6,141
Total	20,385	6,435	12,019	5,845	—	—	—	—	44,684
Construction - commercial and residential:
Pass	39,742	112,801	418,039	215,777	9,239	3,754	107,010	9,409	915,771
Special Mention	—	35,654	24,981	—	—	—	—	—	60,635
Substandard	10,498	7,912	15,551	—	—	—	—	—	33,961
Total	50,240	156,367	458,571	215,777	9,239	3,754	107,010	9,409	1,010,367
YTD gross charge-offs	(702)	—	—	—	—	—	—	—	(702)
Construction - C&I (owner occupied):
Pass	3,775	—	—	9,792	—	(382)	800	19,393	33,378
Home equity
Pass	1,679	35	114	—	—	—	46,371	608	48,807
Substandard	53	207	220	—	—	—	46	—	526
Total	1,732	242	334	—	—	—	46,417	608	49,333
Other consumer
Pass	—	—	—	—	6	177	1,082	—	1,265
YTD gross charge-offs	(3)	—	—	—	—	—	—	(32)	(35)

Total Recorded Investment	$2,433,920	$1,002,730	$1,252,294	$763,674	$322,626	$522,039	$958,965	$48,431	$7,304,679
Total YTD gross charge-offs	$(65,856)	$(316)	$—	$—	$—	$—	$(279)	$(32)	$(66,483)

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	24

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	25

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

	As of December 31, 2024
(dollars in thousands)	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial:
Pass	$132,595	$26,775	$133,400	$110,439	$89,608	$104,927	$513,645	$4,394	$1,115,783
Special Mention	7,828	3,479	—	—	—	—	18,384	—	29,691
Substandard	11,404	3,713	2,128	519	—	—	12,223	7,880	37,867
Total	151,827	33,967	135,528	110,958	89,608	104,927	544,252	12,274	1,183,341
YTD gross charge-offs	(4,350)	—	—	—	—	—	(506)	(50)	(4,906)
PPP loans:
Pass	—	—	287	—	—	—	—	—	287
Income producing - commercial real estate:
Pass	1,442,246	176,268	626,527	680,822	276,731	151,535	216,363	29,243	3,599,735
Special Mention	74,251	91,643	—	20,600	—	—	—	—	186,494
Substandard	266,309	1,808	—	—	—	—	10,500	—	278,617
Total	1,782,806	269,719	626,527	701,422	276,731	151,535	226,863	29,243	4,064,846
YTD gross charge-offs	(29,898)	(386)	—	—	—	—	—	—	(30,284)
Owner occupied - commercial real estate:
Pass	622,258	57,611	219,162	39,221	138,860	69,623	299	—	1,147,034
Special Mention	23,658	—	—	—	—	—	—	—	23,658
Substandard	96,634	1,248	—	1,095	—	—	—	—	98,977
Total	742,550	58,859	219,162	40,316	138,860	69,623	299	—	1,269,669
YTD gross charge-offs	(3,800)	—	—	—	—	—	—	—	(3,800)
Real estate mortgage - residential:
Pass	20,080	2,435	9,972	12,181	5,867	—	—	—	50,535
Total	20,080	2,435	9,972	12,181	5,867	—	—	—	50,535
Construction - commercial and residential:
Pass	26,739	38,385	199,933	595,496	202,577	7,588	124,508	—	1,195,226
Special Mention	—	—	4,964	—	—	—	—	—	4,964
Substandard	5,683	—	4,890	—	—	—	—	—	10,573
Total	32,422	38,385	209,787	595,496	202,577	7,588	124,508	—	1,210,763
YTD gross charge-offs	(129)	—	—	—	—	—	—	—	(129)
Construction - C&I (owner occupied):
Pass	6,063	24,632	—	36,544	8,458	26,730	832	—	103,259
Home equity:
Pass	1,366	71	35	116	—	—	48,443	765	50,796
Substandard	59	—	222	—	—	—	53	—	334
Total	1,425	71	257	116	—	—	48,496	765	51,130
Other consumer:
Pass	3	—	—	—	—	49	1,006	—	1,058
YTD gross charge-offs	(70)	—	—	—	—	—	(17)	(1)	(88)

Total Recorded Investment	$2,737,176	$428,068	$1,201,520	$1,497,033	$722,101	$360,452	$946,256	$42,282	$7,934,888
Total YTD gross charge-offs	$(38,247)	$(386)	$—	$—	$—	$—	$(523)	$(51)	$(39,207)

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	26

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The table below presents, by portfolio segment, information related to the amortized cost basis of nonaccrual HFI loans.

	As of
	September 30, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial	$3,057	$14,482	$17,539	$1,439	$609	$2,048
Income producing - commercial real estate	32,547	24,799	57,346	47,224	121,230	168,454
Owner occupied - commercial real estate	4,099	10,548	14,647	642	37,102	37,744
Real estate mortgage - residential	6,141	—	6,141	—	157	157
Construction- commercial and residential	2,311	20,164	22,475	—	—	—
Home equity	499	—	499	303	—	303
Other consumer	—	—	—	—	—	—
Total (1)	$48,654	$69,993	$118,647	$49,608	$159,098	$208,706
(1)Gross coupon interest income of $19.0 million, and $5.9 million would have been recorded for the nine months ended September 30, 2025 and 2024 respectively, if nonaccrual loans shown above had been current and in accordance with their original terms. Interest income recognized on loans on nonaccrual status was immaterial and zero for the nine months ended September 30, 2025 and 2024, respectively. See "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	27

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below presents, by portfolio segment, an aging analysis and the recorded investments in HFI loans past due.

	As of September 30, 2025
(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
Commercial	$7,731	$611	$—	$8,342	$1,191,924	$17,539	$1,217,805
PPP loans	—	—	—	—	103	—	103
Income producing - commercial real estate	241	5,257	—	5,498	3,390,189	57,346	3,453,033
Owner occupied - commercial real estate	13,581	—	—	13,581	1,466,483	14,647	1,494,711
Real estate mortgage – residential	—	—	—	—	38,543	6,141	44,684
Construction - commercial and residential	—	1,440	—	1,440	986,452	22,475	1,010,367
Construction - C&I (owner occupied)	—	—	—	—	33,378	—	33,378
Home equity	214	70	—	284	48,550	499	49,333
Other consumer	—	—	—	—	1,265	—	1,265
Total	$21,767	$7,378	$—	$29,145	$7,156,887	$118,647	$7,304,679

	As of December 31, 2024
(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
Commercial	$5,121	$3,759	$—	$8,880	$1,172,413	$2,048	$1,183,341
PPP loans	—	—	—	—	287	—	287
Income producing - commercial real estate	13,804	—	—	13,804	3,882,588	168,454	4,064,846
Owner occupied - commercial real estate	2,968	—	—	2,968	1,228,957	37,744	1,269,669
Real estate mortgage – residential	—	—	—	—	50,378	157	50,535
Construction - commercial and residential	—	1,031	—	1,031	1,209,732	—	1,210,763
Construction - C&I (owner occupied)	—	—	—	—	103,259	—	103,259
Home equity	52	—	—	52	50,775	303	51,130
Other consumer	28	—	—	28	1,030	—	1,058
Total	$21,973	$4,790	$—	$26,763	$7,699,419	$208,706	$7,934,888
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	28

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The table below presents the amortized cost basis and the financial effect of HFI loans modified for borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Principal Payment Delay and Interest Rate Reduction	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension (1)	Weighted Average Interest Rate Reduction (2)

For the Three Months Ended September 30, 2025
Commercial	$8,529	$—	$—	$—	$8,529	0.7%	6 months	—%
Income producing - commercial real estate	1,814	40,815	—	—	42,629	1.2%	5 months	—%
Construction - commercial and residential	1,821	—	—	—	1,821	0.2%	9 months	—%
Total	$12,164	$40,815	$—	$—	$52,979

For the Three Months Ended September 30, 2024
Commercial	$11,328	$28,776	$—	$—	$40,104	3.5%	10 months	—%
Income producing - commercial real estate	27,535	69,023	—	—	96,558	2.3%	12 months	—%
Total	$38,863	$97,799	$—	$—	$136,662

For the Nine Months Ended September 30, 2025
Commercial	$19,835	$9,867	$—	$—	$29,702	2.4%	17 months	—%
Income producing - commercial real estate	5,886	131,897	—	—	137,783	4.0%	22 months	—%
Owner occupied - commercial real estate	12,674	—	—	—	12,674	0.8%	4 months	—%
Real estate mortgage - residential	—	5,736	—	—	5,736	12.8%	6 months	—%
Construction - commercial and residential	1,821	11,486	—	—	13,307	1.3%	22 months	—%
Total	$40,216	$158,986	$—	$—	$199,202

For the Nine Months Ended September 30, 2024
Commercial	$27,325	$28,776	$7,831	$—	$63,932	5.5%	13 months	1.63%
Income producing - commercial real estate	27,535	171,851	—	3,513	202,899	4.9%	10 months	3.59%
Owner occupied - commercial real estate	874	—	—	—	874	0.1%	12 months	—%
Construction - commercial and residential	—	11,030	—	—	11,030	0.9%	9 months	—%
Total	$55,734	$211,657	$7,831	$3,513	$278,735
(1)For loans that received multiple modifications during the year, weighted average term and principal payment extensions were calculated based on the aggregate impact of the extensions received during the period.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	29

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

(2)The weighted average is calculated based on the total amortized cost of loans, at the year-end, that received interest rate reduction modifications during the year.
The table below presents the performance of HFI loans modified during the prior twelve months for borrowers experiencing financial difficulty.

	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
September 30, 2025
Commercial	$32,161	$—	$—	$4,982
Income producing - commercial real estate	109,661	2,819	—	27,202
Owner occupied - commercial real estate	12,674	—	—	—
Real estate mortgage - residential	—			5,736
Construction - commercial and residential	16,509	—	—	6,418
Total	$171,005	$2,819	$—	$44,338

September 30, 2024
Commercial	$60,611	$3,321	$—	$—
Income producing - commercial real estate	158,916	12,371	—	57,558
Owner occupied - commercial real estate	874	—	—	—
Construction - commercial and residential	11,030	—	—	—
Total	$231,431	$15,692	$—	$57,558
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

	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay
September 30, 2025
Commercial	$4,546	$436
Income producing - commercial real estate	—	30,021
Real estate mortgages - residential	—	5,736
Construction - commercial and residential	1,821	4,597
Total	$6,367	$40,790

September 30, 2024
Commercial	$3,321	$—
Income producing - commercial real estate	—	69,929
Total	$3,321	$69,929

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	30

Table of Contents	Notes to Consolidated Financial Statements | Note 5 – Leases

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
As of September 30, 2025 and December 31, 2024, the Company had $29.8 million and $18.5 million of operating lease ROU assets respectively, and $36.3 million and $23.8 million of operating lease liabilities respectively, on the Company’s Consolidated Balance Sheets. The Company elects not to recognize ROU assets and operating lease liabilities arising from short-term leases, leases with initial terms of twelve months or less or equipment leases (deemed immaterial) on the Consolidated Balance Sheet.
The leases contain options to extend or terminate the lease, which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and operating lease liabilities.
As of September 30, 2025, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations.
On January 1, 2025, the Company commenced a new lease for its new headquarters at 7500 Old Georgetown Road in downtown Bethesda, MD. The lease expires on July 31, 2037.
The tables below present lease costs and other lease information.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Lease cost:
Operating lease cost (cost resulting from lease payments)	$1,835	$1,525	$5,620	$4,691
Variable lease cost (cost excluded from lease payments)	136	231	391	709
Sublease income	—	—	—	(40)
Net lease cost	$1,971	$1,756	$6,011	$5,360
Operating lease - operating cash flows (fixed payments)	$1,443	$1,703	$4,454	$5,212

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Right-of-use assets - operating leases	$29,791	$18,494
Operating lease liabilities	$36,278	$23,815
Weighted average lease term - operating leases (in years)	9.14	6.78
Weighted average discount rate - operating leases	3.59%	3.03%

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	31

Table of Contents	Notes to Consolidated Financial Statements | Note 5 – Leases

The table below presents the future minimum payments for operating leases with initial or remaining terms of one year or more.

(dollars in thousands)	As of September 30, 2025
Twelve months ended:
September 30, 2026	$4,841
September 30, 2027	4,922
September 30, 2028	4,903
September 30, 2029	4,575
September 30, 2030	3,959
Thereafter	20,388
Total future minimum lease payments	43,588
Amounts representing interest	(7,310)
Present value of net future minimum lease payments	$36,278
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
Fair Value Hedges of Interest Rate Risk
During the quarter ended June 30, 2025, the Company began utilizing interest rate swaps, accounted for as fair value hedges, to protect itself against adverse fluctuations in interest rates in fixed-rate available-for-sale securities. During the quarter ended September 30, 2025, the Company also began utilizing interest rate swaps, accounted for as fair value hedges, to protect itself against adverse fluctuations in interest rates in fixed-rate interest-bearing deposits. These swaps consisted of pay-fixed, receive-floating interest rate swaps used to hedge the designated benchmark interest rate. Assuming the hedging relationship qualifies as highly effective, adjustments will be made to record the hedging instrument at fair value on the balance sheet, with changes in fair value recognized in other comprehensive income (loss). Changes in fair value of the hedged item attributable to changes in the hedged risk will be reclassified out of other comprehensive income (loss) through interest income each period to offset changes in fair value of the hedging instrument, which are also recognized in interest income.
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	32

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate derivatives. The Company monitors counterparty risk in accordance with the provisions of ASC 815, "Derivatives and Hedging". In addition, the interest rate derivative agreements contain language outlining collateral-pledging requirements for each counterparty. As of September 30, 2025, the Company had posted $2.8 million of cash collateral with other financial institutions and held $9.2 million of cash collateral on behalf of other financial institutions.
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
The table below identifies the balance sheet category and fair value of the Company’s derivative instruments. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement as of September 30, 2025, it could have been required to settle its obligations under the agreement at the termination value.

	As of
	September 30, 2025			December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives in an asset position:
Derivatives designated as hedging instruments:
Interest rate product	$—	$—	Other Assets	$—	$—	Other Assets

Derivatives not designated as hedging instruments:
Interest rate product	905,216	31,193	Other Assets	697,086	31,592	Other Assets
Credit risk participation agreements	21,638	—	Other Liabilities	49,480	—	Other Liabilities
Total derivatives in an asset position	$926,854	$31,193		$746,566	$31,592

Derivatives in a liability position:
Derivatives designated as hedging instruments:
Interest rate product	$28,423	$1,108	Other Liabilities	$—	$—	Other Liabilities

Derivatives not designated as hedging instruments:
Interest rate product	905,216	24,083	Other Liabilities	697,086	$29,110	Other Liabilities
Total derivatives in a liability position	$933,639	$25,191		$697,086	$29,110

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	33

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations.

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Derivatives Not Designated as Hedging Instruments under ASC 815-20:
Interest rate products	Other income / (expense)	$274	$843	$834	$1,321
Note 7 – Deposits
The table below presents the Bank’s deposit composition.

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Noninterest-bearing demand	$1,577,197	$1,544,403
Interest-bearing transaction	932,500	1,211,791
Savings and money market	3,702,579	3,599,221
Time deposits	3,251,283	2,775,663
Total	$9,463,559	$9,131,078
The table below represents the remaining maturity of time deposits.

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
2025	$649,547	$2,210,348
2026	1,810,665	513,984
2027	459,383	8,392
2028	134,163	10,556
2029	74,316	32,383
Thereafter	123,209	—
Total	$3,251,283	$2,775,663
The table below represents the time deposit accounts in excess of $250 thousand.

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Three months or less	$308,310	$189,817
More than three months through six months	241,578	387,849
More than six months through twelve months	504,337	710,021
Over twelve months	566,047	421,530
Total	$1,620,272	$1,709,217
As of September 30, 2025, total brokered deposits were $3.5 billion, or 37% of total deposits, compared to $4.0 billion, or 44%, as of December 31, 2024.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	34

Table of Contents	Notes to Consolidated Financial Statements | Note 8 – Borrowings

Note 8 – Borrowings
The table below summarizes the Company’s borrowings, which include repurchase agreements with the Company’s customers and borrowings.

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)	Maturity Dates	Interest Rates (2)
As of September 30, 2025
Customer repurchase agreements	$13,725	$—	$13,725	$—	N/A	3.14%

Short-term borrowings:
Secured borrowings:
FHLB	—	—	—	1,443,069	N/A	—%
FRB:
Discount window	—	—	—	1,717,794	N/A	0
Total	—	—	—	3,160,863

Long-term borrowings:
Senior notes	77,665	(1,319)	76,346	—	September 30, 2029	10.00%
Total borrowings	$91,390	$(1,319)	$90,071	$3,160,863

As of December 31, 2024
Customer repurchase agreements	$33,157	$—	$33,157	$—	N/A	2.67%

Short-term borrowings:
Secured borrowings:
FHLB	490,000	—	490,000	874,270	Various	4.81%
FRB:
Discount window	—	—	—	1,800,646	N/A	N/A
Total	490,000	—	490,000	2,674,916

Long-term borrowings:
Senior notes	77,665	(1,557)	76,108	—	September 30, 2029	10.00%
Total borrowings	$600,822	$(1,557)	$599,265	$2,674,916
(1)Available capacity on the Company's borrowings arrangements with the FHLB and the FRB comprise pledged collateral that has not been borrowed against. As of September 30, 2025, the Company had total additional undrawn borrowing capacity of approximately $3.4 billion, comprising unencumbered securities available to be pledged of approximately $262.9 million and undrawn financing on pledged assets of $3.2 billion.
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
Senior Notes
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes" or "Original Notes"). As of September 30, 2025, the carrying value of these 2029 Senior Notes was $76.3 million which reflected $1.3 million in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	35

Table of Contents	Notes to Consolidated Financial Statements | Note 8 – Borrowings

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
Note 9 – Net Income (Loss) per Common Share
The table below displays the calculation of net income (loss) per common share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Basic:
Net income (loss)	$(67,513)	$21,815	$(135,613)	$(62,325)
Average common shares outstanding	30,368	30,174	30,340	30,143
Basic net income (loss) per common share	$(2.22)	$0.72	$(4.47)	$(2.07)

Diluted:
Net income (loss)	$(67,513)	$21,815	$(135,613)	$(62,325)
Average common shares outstanding	30,368	30,174	30,340	30,143
Adjustment for common share equivalents	—	68	—	—
Average common shares outstanding-diluted	30,368	30,242	30,340	30,143
Diluted net income (loss) per common share (1)	$(2.22)	$0.72	$(4.47)	$(2.07)

Anti-dilutive shares	136	3	136	58
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	36

Table of Contents	Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)

Note 10 – Other Comprehensive Income (Loss)
The table below presents the components of other comprehensive income (loss).

	Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gain (loss) on securities available-for-sale	$10,476	$(2,637)	$7,839	$46,788	$(11,450)	$35,338
Reclassification adjustment for net gain (loss) included in net income (loss)	1,982	(396)	1,586	(3)	1	(2)
Total unrealized gain (loss) on securities available-for-sale	12,458	(3,033)	9,425	46,785	(11,449)	35,336
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	1,576	(364)	1,212	1,768	(413)	1,355
Unrealized gain (loss) on derivatives	(114)	28	(86)	(32)	7	(25)
Other comprehensive income (loss)	$13,920	$(3,369)	$10,551	$48,521	$(11,855)	$36,666

	For the Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gain (loss) on securities available-for-sale	$49,444	$(11,962)	$37,482	$44,907	$(11,006)	$33,901
Reclassification adjustment for net gain (loss) included in net income (loss)	3,832	(1,115)	2,717	(10)	2	(8)
Total unrealized gain (loss) on securities available-for-sale	53,276	(13,077)	40,199	44,897	(11,004)	33,893
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	4,774	(1,102)	3,672	5,224	(1,162)	4,062
Unrealized gain (loss) on derivatives	(281)	69	(212)	298	(73)	225
Other comprehensive income (loss)	$57,769	$(14,110)	$43,659	$50,419	$(12,239)	$38,180

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	37

Table of Contents	Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)

The table below presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

(dollars in thousands)	Available-for-Sale Securities	Held-to-Maturity Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended September 30, 2025
Balance at beginning of period	$(76,078)	$(32,180)	$(107)	$(108,365)
Other comprehensive income (loss) before reclassifications	7,839	—	(86)	7,753
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,212	—	1,212
Amounts reclassified from accumulated other comprehensive income (loss)	1,586	—	—	1,586
Net other comprehensive income (loss) during period	9,425	1,212	(86)	10,551
Balance at end of period	$(66,653)	$(30,968)	$(193)	$(97,814)

For the Three Months Ended September 30, 2024
Balance at beginning of period	$(123,689)	$(37,222)	$68	$(160,843)
Other comprehensive income (loss) before reclassifications	35,338	—	(25)	35,313
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,355	—	1,355
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Net other comprehensive income (loss) during period	35,336	1,355	(25)	36,666
Balance at end of period	$(88,353)	$(35,867)	$43	$(124,177)

For the Nine Months Ended September 30, 2025
Balance at beginning of period	$(106,852)	$(34,640)	$19	$(141,473)
Other comprehensive income (loss) before reclassifications	37,482	—	(212)	37,270
Amortization of unrealized loss on securities transferred to held-to-maturity	—	3,672	—	3,672
Amounts reclassified from accumulated other comprehensive income (loss)	2,717	—	—	2,717
Net other comprehensive income (loss) during period	40,199	3,672	(212)	43,659
Balance at end of period	$(66,653)	$(30,968)	$(193)	$(97,814)

For the Nine Months Ended September 30, 2024
Balance at beginning of period	$(122,246)	$(39,929)	$(182)	$(162,357)
Other comprehensive income (loss) before reclassifications	33,901	—	225	34,126
Amortization of unrealized loss on securities transferred to held-to-maturity	—	4,062	—	4,062
Amounts reclassified from accumulated other comprehensive income (loss)	(8)	—	—	(8)
Net other comprehensive income (loss) during period	33,893	4,062	225	38,180
Balance at end of period	$(88,353)	$(35,867)	$43	$(124,177)

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	38

Table of Contents	Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)

The table below presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income (Loss) is Presented
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Realized gain (loss) on sale of investment securities	$1,982	$3	$3,832	$5	Net gain (loss) on sale of investment securities
Income tax benefit (expense)	(396)	(1)	(1,115)	(1)	Income tax expense
Total	$1,586	$2	$2,717	$4	Net Income (Loss)
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	39

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	As of September 30, 2025
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
Assets:
Investment securities available-for-sale:
U.S. agency securities	$—	$412,213	$—	$412,213
Residential mortgage-backed securities	—	579,600	—	579,600
Commercial mortgage-backed securities	—	71,718	—	71,718
Municipal bonds	—	7,940	—	7,940
Corporate bonds	—	1,941	—	1,941
Interest rate product	—	31,193	—	31,193
Total assets measured at fair value on a recurring basis as of September 30, 2025	$—	$1,104,605	$—	$1,104,605
Liabilities:
Interest rate product	$—	$25,191	$—	$25,191
Total liabilities measured at fair value on a recurring basis as of September 30, 2025	$—	$25,191	$—	$25,191

	As of December 31, 2024
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$24,776	$—	$24,776
U.S. agency securities	—	558,535	—	558,535
Residential mortgage-backed securities	—	625,316	—	625,316
Commercial mortgage-backed securities	—	48,945	—	48,945
Municipal bonds	—	8,014	—	8,014
Corporate bonds	—	1,818	—	1,818
Interest rate product	—	31,592	—	31,592
Total assets measured at fair value on a recurring basis as of December 31, 2024	$—	$1,298,996	$—	$1,298,996
Liabilities:
Interest rate product	$—	$29,110	$—	$29,110
Total liabilities measured at fair value on a recurring basis as of December 31, 2024	$—	$29,110	$—	$29,110
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	40

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

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
Loans: The fair value of individually assessed loans and HFS loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. As of September 30, 2025, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans and HFS loans where an allowance is established based on the fair value of collateral, i.e., those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned ("OREO"): OREO is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
The table below presents assets measured at fair value on a nonrecurring basis. There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
Individually assessed loans:
Commercial	$—	$—	$9,808	$9,808
Income producing - commercial real estate	—	—	52,073	52,073
Owner occupied - commercial real estate	—	—	8,816	8,816
Real estate mortgage - residential	—	—	6,141	6,141
Construction - commercial and residential	—	—	17,062	17,062
Consumer	—	—	499	499
Loans held for sale	—	—	136,506	136,506
Other real estate owned	—	—	14,684	14,684
Total assets measured at fair value on a nonrecurring basis as of September 30, 2025	$—	$—	$245,589	$245,589

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	41

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

	As of December 31, 2024
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
Individually assessed loans:
Commercial	$—	$—	$2,551	$2,551
Income producing - commercial real estate	—	—	158,956	158,956
Owner occupied - commercial real estate	—	—	30,384	30,384
Construction - commercial and residential	—	—	303	303
Other real estate owned	—	—	2,743	2,743
Total assets measured at fair value on a nonrecurring basis as of December 31, 2024	$—	$—	$194,937	$194,937
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	42

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

The table below presents the estimated fair values of the Company’s financial instruments.

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of September 30, 2025
Assets
Cash and due from banks	$7,938	$7,938	$7,938	$—	$—
Federal funds sold	1,457	1,457	—	1,457	—
Interest-bearing deposits with other banks	841,372	841,372	—	841,372	—
Investment securities available-for-sale	1,073,412	1,073,412	—	1,073,412	—
Investment securities held-to-maturity	872,418	786,662	—	786,662	—
Federal Reserve and Federal Home Loan Bank stock	28,306	N/A	—	—	—
Loans held for sale	136,506	136,506	—		136,506
Loans held for investment	7,304,679	7,097,749	—	—	7,097,749
Bank owned life insurance	330,426	330,426	—	330,426	—
Annuity investment	12,043	12,043	—	12,043	—
Interest rate product	31,193	31,193	—	31,193	—
Accrued interest receivable	42,809	42,809	—	42,809	—

Liabilities
Noninterest-bearing deposits	1,577,197	1,577,197	—	1,577,197	—
Interest-bearing deposits	4,635,079	4,635,079	—	4,635,079	—
Time deposits	3,251,283	3,265,949	—	3,265,949	—
Customer repurchase agreements	13,725	13,725	—	13,725
Long-term borrowings	76,346	79,506	—	79,506	—
Interest rate product	25,191	25,191	—	25,191	—
Accrued interest payable	11,020	11,020	—	11,020	—

As of December 31, 2024
Assets
Cash and due from banks	$11,882	$11,882	$11,882	$—	$—
Federal funds sold	2,581	2,581	—	2,581	—
Interest-bearing deposits with other banks	619,017	619,017	—	619,017	—
Investment securities available-for-sale	1,267,404	1,267,404	—	1,267,404	—
Investment securities held-to-maturity	938,647	820,382	—	820,382	—
Federal Reserve and Federal Home Loan Bank stock	51,763	N/A	—	—	—
Loans held for investment	7,934,888	7,707,424	—	—	7,707,424
Bank owned life insurance	115,806	115,806	—	115,806	—
Annuity investment	12,656	12,656	—	12,656	—
Interest rate product	31,592	31,592	—	31,592	—
Accrued interest receivable	49,479	49,479	—	49,479	—

Liabilities
Noninterest-bearing deposits	1,544,403	1,544,403	—	1,544,403	—
Interest-bearing deposits	4,811,012	4,811,012	—	4,811,012	—
Time deposits	2,775,663	2,785,891	—	2,785,891	—
Customer repurchase agreements	33,157	33,157	—	33,157	—
Other short-term borrowings	490,000	490,000	—	490,000	—
Long-term borrowings	76,108	82,916	—	82,916	—
Interest rate product	29,110	29,110	—	29,110	—
Accrued interest payable	17,844	17,844	—	17,844	—

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	43

Table of Contents	Notes to Consolidated Financial Statements | Note 12 – Segment Reporting

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
The Company is cooperating with an ongoing investigation by the U.S. Attorney’s Office for the Middle District of Pennsylvania into, among other things, the Company’s anti-money laundering controls and the Company’s relationship with a former customer who pleaded guilty to a charge of bank fraud in 2020. The Company is engaged in discussions with the U.S. Attorney’s Office regarding a potential resolution of the investigation. There can be no assurance that these discussions will lead to a resolution, and the Company is unable to predict or estimate the outcome of these discussions, whether any potential resolution would have a material impact on the Company or the reasonably possible losses, if any, resulting from this matter.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	44

Table of Contents	Management's Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
The following discussion provides information about the results of operations, financial condition, liquidity, asset quality, and capital resources of Eagle Bancorp, Inc. and its subsidiaries (collectively, the "Company") as of and for the periods indicated. The Company’s primary subsidiary is EagleBank (the "Bank"), and the Company’s other direct and indirect active subsidiaries are Bethesda Leasing, LLC, Eagle Insurance Services, LLC and Landroval Municipal Finance, Inc.
This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").
Caution About Forward-Looking Statements. This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, our expected financial condition and asset quality, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and are typically identified with words such as "may," "will," "can," "anticipates," "believes," "expects," "plans," "strategies," "outlook," "estimates," "potential," "assume," "probable," "possible," "continue," "should," "could," "would," "strive," "seeks," "deem," "projections," "forecast," "consider," "indicative," "uncertainty," "likely," "unlikely," "likelihood," "unknown," "attributable," "depends," "intends," "generally," "feel," "typically," "judgment," "subjective" and similar words or phrases.
For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company's 2024 Form 10-K, and in other periodic and current reports filed by the Company with the Securities and Exchange Commission (the "SEC"), including the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. These forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. The Company's past results are not necessarily indicative of future performance, and nothing contained herein is meant to or should be considered and treated as earnings guidance of future performance projections. All information is as of the date of this report. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.
General
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System (the "Federal Reserve Board", "Federal Reserve" or "FRB").
The Company was organized in October 1997 to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community-oriented, full service banking alternative to the super regional financial institutions that dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has twelve branch offices (three in Suburban Maryland, three in Washington, D.C. and six in Northern Virginia), a principal corporate office, four lending centers and one operations center.
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	45

Table of Contents	Management's Discussion and Analysis | General

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
Critical Accounting Policies and Estimates
The Company's Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in the Company's 2024 Form 10-K and "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in this report. There have been no significant changes to the Company's accounting policies as disclosed in the Company's 2024 Form 10-K.
Allowance for Credit Losses and Provision for Unfunded Commitments
A consequence of lending activities is that we incur credit losses, so we record an allowance for credit losses (the "ACL") with respect to loan receivables and a reserve for unfunded commitments (the "RUC") as estimates of those losses. The amount of the ACL on loans is based on management's assessment of current expected credit losses ("CECL") in the portfolio.
The amount of such losses will vary depending upon the risk characteristics of the loan portfolio as affected by economic conditions such as changes in interest rates, the financial performance of borrowers and regional unemployment rates, which management estimates by using a national forecast and estimating a regional adjustment based on historical differences between the two.
Management has significant discretion in making the judgments inherent in the determination of the provisions for credit loss, the ACL and the RUC. Our determination of these amounts requires significant reliance on estimates and significant judgment as to the amount and timing of expected future cash flows on loans, significant reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of economic factors and the reliance on our reasonable and supportable forecasts.
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	46

Table of Contents	Management's Discussion and Analysis | Critical Accounting Policies and Estimates

The Company uses regression analysis of historical internal and peer data provided by a third-party service provider (as Company loss data alone is insufficient) to determine suitable loss drivers to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD will react to forecasted levels of the loss drivers. During the prior year, management enhanced the cash flow model to incorporate additional macroeconomic variables. The four economic variables selected, national unemployment (original variable used), Commercial Real Estate ("CRE") Price Index, House Price Index and Gross Domestic Product ("GDP"), are incorporated by utilizing a Loss Driver Analysis approach that factors in historical losses, including during the Great Recession, of regional peer banks and the Bank. The updated model incorporates a weighting of three economic scenarios; baseline, upside and downside. The scenarios cover the four economic forecast variables, with each segment of the portfolio linked to two of these variables, depending on the segment. The loss driver analysis is spread over a reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
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
Results of Operations
Summary of Consolidated Statements of Operations
This section discusses our condensed consolidated results of operations and should be read together with our consolidated financial statements and the accompanying notes.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Net Interest Income	$68,159	$71,843	$(3,684)	$201,584	$217,894	$(16,310)
Less: Provision for (Reversal of) Credit Losses	113,215	10,094	103,121	277,629	54,228	223,401
Less: Provision for (Reversal of) Credit Losses for Unfunded Commitments	(38)	(1,593)	1,555	1,424	(529)	1,953
Net Interest Income After Provision for (Reversal of) Credit Losses	(45,018)	63,342	(108,360)	(77,469)	164,195	(241,664)
Noninterest income	2,495	6,951	(4,456)	17,116	15,872	1,244
Noninterest expense	41,897	43,614	(1,717)	130,818	230,102	(99,284)
Income (Loss) Before Income Tax Expense	(84,420)	26,679	(111,099)	(191,171)	(50,035)	(141,136)
Income Tax Expense	(16,907)	4,864	(21,771)	(55,558)	12,290	(67,848)
Net Income (Loss)	$(67,513)	$21,815	$(89,328)	$(135,613)	$(62,325)	$(73,288)

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	47

Table of Contents	Management's Discussion and Analysis | Results of Operations

Net loss for the three and nine months ended September 30, 2025, compared to three and nine months ended September 30, 2024, was primarily due to higher provision for credit losses, partially offset by the corresponding income tax benefit. See respective subsections below for the primary drivers of change and further discussion on net interest income, provision for credit losses, noninterest income, noninterest expenses, and income tax expenses.
When the impact of the provision is excluded, pre-provision net revenue ("PPNR"), a non-GAAP measure, was $28.8 million for three months ended September 30, 2025, as compared to $35.2 million for the same period in 2024. The decrease was primarily due to lower noninterest income driven by losses on sale of loans and investment securities during the current period. For further discussion of drivers for this change, see the "Noninterest Income" section below.
PPNR was $87.9 million for the nine months ended September 30, 2025, as compared to $3.7 million for the same period in 2024. The increase was primarily due to lower noninterest expenses in the current period driven by the recognition of one-time goodwill impairment of $104.2 million during 2024 which resulted in higher noninterest expense in the prior period. For further discussion of drivers for this change, see the "Noninterest Expense" section below.
Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
The efficiency ratio, which measures the ratio of noninterest expense to total net revenue (the sum of net interest income and noninterest income), was 59.3% and 59.8%, respectively, for three and nine months ended September 30, 2025 compared to 55.4% and 98.4% for the same periods in 2024. The improvement in the nine months ended September 30, 2025 over the same period in 2024 was primarily driven by the recognition of one-time goodwill impairment of $104.2 million during the second quarter of 2024.
Net interest margin, which measures net interest income as a percentage of earning assets, was 2.43% and 2.37% for the three and nine months ended September 30, 2025 compared to 2.37% and 2.40% for the same periods in 2024, an increase of 6 basis points and a decrease of 3 basis points, respectively. For further information on the components and drivers of these changes, see the "Net Interest Income and Net Interest Margin" section below.
Loans, which generally have higher yields than securities and other earning assets, represented 69% and 66% of average earning assets for nine months ended September 30, 2025 and 2024, respectively. Refer to the "Loan Portfolio" below for further discussion on loans.
Average investment securities for nine months ended September 30, 2025 were 18.8% of average earning assets compared to 20.5% for the same period in 2024. The combination of federal funds sold and interest-bearing deposits with other banks represented 12.4% and 13.5% of average earning assets for nine months ended September 30, 2025 and 2024, respectively.
The ratio of common equity to total assets decreased to 10.39% as of September 30, 2025, compared to 11.02% as of December 31, 2024. For three and nine months ended September 30, 2025, the return (loss) on average assets ("ROAA") was (2.31)% and (1.53)%, respectively, as compared to 0.70% and (0.67)% for the same periods in 2024. Total shareholders’ equity was $1.12 billion as of September 30, 2025 as compared to $1.23 billion as of December 31, 2024, a decrease of 8%, driven by losses in the first nine months of 2025. The return (loss) on average common equity for three and nine months ended September 30, 2025 was (22.66)% and (14.79)% respectively, as compared to 7.22% and (6.65)% for the same periods in 2024.
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	48

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

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

	For the Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest-bearing deposits with other banks and other short-term investments	$1,447,944	$15,952	4.37%	$1,577,464	$21,296	5.37%
Loans held for sale	19,441	389	7.94%	4,936	1	0.08%
Loans (1) (2)	7,648,459	123,315	6.40%	8,026,524	139,835	6.93%
Investment securities available-for-sale (2)	1,134,993	5,866	2.05%	1,479,598	7,336	1.97%
Investment securities held-to-maturity	884,779	4,661	2.09%	974,366	5,242	2.14%
Federal funds sold	1,927	22	4.53%	10,003	103	4.10%
Total interest earning assets	11,137,543	150,205	5.35%	12,072,891	173,813	5.73%

Noninterest earning assets	658,014			397,007
Less: allowance for credit losses	(198,158)			(108,998)
Total noninterest earning assets	459,856			288,009
Total assets	$11,597,399			$12,360,900

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction	$1,391,316	$10,824	3.09%	$1,656,676	$14,596	3.51%
Savings and money market	3,576,595	30,875	3.42%	3,254,128	34,896	4.27%
Time deposits	3,312,333	37,686	4.51%	2,517,944	31,698	5.01%
Total interest-bearing deposits	8,280,244	79,385	3.80%	7,428,748	81,190	4.35%
Customer repurchase agreements and federal funds purchased	25,557	202	3.14%	38,045	332	3.47%
Derivative collateral liability	9,225	102	4.39%	—	—	—%
Other short-term borrowings(3)	29,350	332	4.49%	1,615,867	20,448	5.03%
Long-term borrowings(3)	76,318	2,025	10.52%	824	—	—%
Total interest-bearing liabilities	8,420,694	82,046	3.87%	9,083,484	101,970	4.47%

Noninterest-bearing liabilities:
Noninterest-bearing demand	1,882,971			1,915,666
Other liabilities	111,586			160,272
Total noninterest-bearing liabilities	1,994,557			2,075,938

Shareholders’ equity	1,182,148			1,201,477
Total Liabilities and Shareholders’ Equity	$11,597,399			$12,360,899

Net interest income		$68,159			$71,843
Net interest spread			1.48%			1.26%
Net interest margin			2.43%			2.37%
Cost of funds			3.16%			3.69%

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	49

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

	For the Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest-bearing deposits with other banks and other short-term investments	$1,404,724	$46,514	4.43%	$1,624,575	$65,726	5.40%
Loans held for sale	11,747	673	7.66%	4,329	101	3.12%
Loans (1) (2)	7,840,451	374,390	6.38%	8,006,298	415,345	6.93%
Investment securities available-for-sale (2)	1,229,366	19,215	2.09%	1,491,608	21,631	1.94%
Investment securities held-to-maturity	912,067	14,660	2.15%	993,553	16,032	2.16%
Federal funds sold	2,191	73	4.45%	10,037	311	4.14%
Total interest earning assets	11,400,546	455,525	5.34%	12,130,400	519,146	5.72%

Noninterest earning assets	627,116			471,966
Less: allowance for credit losses	(150,209)			(100,592)
Total noninterest earning assets	$476,907			371,374
Total assets	$11,877,453			$12,501,774

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction	$1,348,531	$31,043	3.08%	$1,708,797	$47,526	3.72%
Savings and money market	3,641,069	92,569	3.40%	3,332,552	104,277	4.18%
Time deposits	3,211,774	111,896	4.66%	2,307,756	85,616	4.96%
Total interest-bearing deposits	8,201,374	235,508	3.84%	7,349,105	237,419	4.32%
Customer repurchase agreements and federal funds purchased	32,132	712	2.96%	37,578	977	3.47%
Derivative collateral liability	13,522	569	5.63%	—	—	—%
Other short-term borrowings	305,312	11,086	4.85%	1,698,170	62,856	4.94%
Long-term borrowings	76,234	6,066	10.64%	277	—	—%
Total interest-bearing liabilities	8,628,574	253,941	3.93%	9,085,130	301,252	4.43%

Noninterest-bearing liabilities:
Noninterest-bearing demand	1,890,500			2,007,963
Other liabilities	132,866			157,277
Total noninterest-bearing liabilities	2,023,366			2,165,240

Shareholders’ equity	1,225,513			1,251,404
Total Liabilities and Shareholders’ Equity	$11,877,453			$12,501,774

Net interest income		$201,584			$217,894
Net interest spread			1.41%			1.29%
Net interest margin			2.37%			2.40%
Cost of funds			3.23%			3.63%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.7 million and $11.1 million for the three and nine months ended 2025, respectively, and $3.9 million and $12.9 million for the three and nine months ended 2024, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.
Net interest income decreased for the third quarter of 2025 compared to the third quarter of 2024, primarily due to lower average balances and lower yields on loans and lower average balance of securities as well interest bearing deposits with other banks. Both interest income and interest expense declined during the quarter, reflecting the impact of lower market rates and declining average balances.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	50

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

Net interest margin increased for the third quarter of 2025 compared to the third quarter of 2024, primarily due to reduction in interest earning assets associated with a decline in nonaccrual loan balances in the commercial real estate ("CRE") loan portfolio as well as securities in the investment portfolio. The cost of funds on interest-bearing liabilities had a decrease of 53 basis points from 3.69% for the three months ended September 30, 2024 to 3.16% for the three months ended September 30, 2025, while the yield on interest-earning assets had an decrease of 38 basis points from 5.73% for the three months ended September 30, 2024 to 5.35% for the three months ended September 30, 2025.
Net interest income decreased for the first nine months of 2025 compared to the first nine months of 2024, primarily due to a larger decrease in interest-earning assets compared to interest-bearing liabilities. Additionally, average loan yields were lower in 2025 compared to the prior year, partially offset by lower yields on interest-bearing liabilities.
Net interest margin decreased for the first nine months of 2025 compared to the first nine months of 2024, primarily due to a decrease in the yield on loans and lower average balances of interest-earning assets, partially offset by lower yields on interest-bearing liabilities. The cost of funds on interest-bearing liabilities decreased by 40 basis points from 3.63% for the nine months ended September 30, 2024 to 3.23% for the nine months ended September 30, 2025, while the yield on interest-earning assets had a decrease of 38 basis points from 5.72% for the nine months ended September 30, 2024 to 5.34% for the nine months ended September 30, 2025.
Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the period indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024			Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on:
Interest-bearing deposits with other banks and other short-term investments	$(1,748)	$(3,596)	$(5,344)	$(8,895)	$(10,317)	$(19,212)
Loans held for sale	3	385	388	173	399	572
Loans	(6,587)	(9,933)	(16,520)	(8,604)	(32,351)	(40,955)
Investment securities available-for sale	(1,709)	239	(1,470)	(3,803)	1,387	(2,416)
Investment securities held-to-maturity	(482)	(99)	(581)	(1,315)	(57)	(1,372)
Federal funds sold	(83)	2	(81)	(243)	5	(238)
Total interest income	(10,606)	(13,002)	(23,608)	(22,687)	(40,934)	(63,621)

Interest paid on:
Interest-bearing transaction	(2,338)	(1,434)	(3,772)	(10,020)	(6,463)	(16,483)
Savings and money market	3,458	(7,479)	(4,021)	9,654	(21,362)	(11,708)
Time deposits	10,000	(4,012)	5,988	33,537	(7,257)	26,280
Customer repurchase agreements	(109)	(21)	(130)	(142)	(123)	(265)
Derivative collateral liability	102	—	102	569	—	569
Other short-term borrowings	(20,077)	(39)	(20,116)	(51,555)	(215)	(51,770)
Long-term borrowings	2,025	—	2,025	6,066	—	6,066
Total interest expense	(6,939)	(12,985)	(19,924)	(11,891)	(35,420)	(47,311)
Net interest income	$(3,667)	$(17)	$(3,684)	$(10,796)	$(5,514)	$(16,310)

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	51

Table of Contents	Management's Discussion and Analysis | Results of Operations | Provision for Credit Losses

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
The table below presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for (reversal of) credit losses - loans	$113,245	$10,869	$277,758	$54,947
Provision for (reversal of) credit losses - HTM debt securities	(30)	(775)	(129)	(719)
Total Provision for credit losses	$113,215	$10,094	$277,629	$54,228

Net charge offs in ACL	$(140,814)	$(5,303)	$(235,920)	$(29,020)
The change in the provision for credit losses on the loan portfolio for the three and nine months ended September 30, 2025 was primarily attributable to the replenishment of the reserve following net charge-offs, as reported in the table above, and an increase in the qualitative overlay.
Net charge-offs of $235.9 million during the first nine months of 2025 represented 4.02% of average loans held for investment on an annualized basis, an increase from net charge-offs of $29.0 million during same period in 2024, which represented 0.48% of average loans held for investment on an annualized basis. Charge-offs during the first nine months of 2025 were driven by elevated losses primarily on office loans and other real estate loans with underlying office exposure, and to a lesser extent on land, multifamily, and senior living loans. The increase in charge-offs was primarily driven by the receipt of new information regarding collateral valuations and borrower performance, particularly within the office sector. During the second quarter of 2025, we disclosed our strategy for resolving criticized and classified loans with the goal of accelerating dispositions and reducing future asset quality risk. In furtherance of this strategy, we obtained updated valuations in the third quarter of 2025 on the underlying collateral for certain loans that resulted in significant charge offs related to actual and expected dispositions.
Additionally, during the third quarter of 2025 we identified for disposition certain loans that were transferred to loans held-for-sale (HFS), which resulted in additional charge-offs of $109.5 million to record those loans at their fair value at the time of transfer. Charge-offs related to loans transferred to HFS or sold during the nine months ended September 30, 2025 totaled $170.3 million, of which $124.1 million was related to HFS loans on our balance sheet as of September 30, 2025. Our actions during the first nine months of 2025 reflect a disciplined approach to credit risk management that incorporates updated market and borrower data into our loss estimates.
The CRE office overlay decreased in the third quarter relative to the second quarter as office loans were moved to HFS. However, updated assumptions associated with the PD and LGD rates, as well as downward risk rating migration, as further discussed in the "Allowance for Credit Losses" section below, impacted the office overlay in the third quarter. Although loans were transferred to held-for-sale in the second and third quarter of 2025, reducing the office overlay population, the resulting charge-offs on those loans informed higher loss factors on the remaining loans addressed by the qualitative overlay, contributing to the elevated overlay for the first nine months of 2025. The increase in the qualitative reserve for the first nine months of 2025 reflects management’s assessment of continued uncertainty in the CRE market, particularly within the office sector, as well as potential lag effects from interest-rate sensitivity, valuation declines, and refinancing risk. Management continues to monitor trends in occupancy, capitalization rates, and market liquidity across key metropolitan areas and may adjust qualitative reserves further as these factors evolve.
The ACL coverage ratio remains within management’s target range and reflects the current asset quality profile, though further provision expense may be required if collateral values or borrower performance continue to deteriorate.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	52

Table of Contents	Management's Discussion and Analysis | Results of Operations | Provision for Credit Losses

The provision for credit losses for the held-to-maturity securities portfolio was recorded primarily on several corporate bonds. During the three and nine months ended September 30, 2025, there was a reversal of provision for credit losses of $30 thousand and $129 thousand, respectively, for the held-to-maturity securities portfolio, compared to a reversal of provision expense of $775 thousand and $719 thousand, respectively, for the three and nine months ended September 30, 2024.
The provision for credit losses for unfunded commitments is presented separately on the Consolidated Statements of Operations. This provision considers the probability that unfunded commitments will fund, among other factors. There was a reversal of provision of $38 thousand and provision expense of $1.4 million, respectively, for the three and nine months ended September 30, 2025, compared to a reversal of provision of $1.6 million and $529 thousand, respectively, for the three and nine months ended September 30, 2024, primarily due to higher unfunded commitments in our commercial and industrial portfolio during the current period.
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

	For the Three Months Ended September 30,
(dollars in thousands)	2025	2024	Dollar Change
Service charges on deposits	$1,773	$1,747	$26
Gain (loss) on sale of loans	(3,550)	20	(3,570)
Net gain (loss) on sale of investment securities	(1,982)	3	(1,985)
Increase in the cash surrender value of bank-owned life insurance	5,293	731	4,562
Other income	961	4,450	(3,489)
Total	$2,495	$6,951	$(4,456)

	For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Dollar Change
Service charges on deposits	$5,287	$5,099	$188
Gain (loss) on sale of loans	(3,550)	57	(3,607)
Net gain (loss) on sale of investment securities	(3,832)	10	(3,842)
Increase in the cash surrender value of bank-owned life insurance	14,736	2,143	12,593
Other income	4,475	8,563	(4,088)
Total	$17,116	$15,872	$1,244
The decrease in total noninterest income in the third quarter of 2025 compared to the third quarter of 2024 was primarily driven by $3.6 million loss on sale of loans and a $2.0 million loss on sale of securities in the investment portfolio, partially offset by increases in the cash surrender value of BOLI investments during the third quarter of 2025.
The increase in total noninterest income in the first nine months of 2025 as compared to the first nine months of 2024 was primarily driven by increases in the cash surrender value of BOLI investments in the first nine months of 2025, partially offset by losses on the sale of loans and investment securities.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	53

Table of Contents	Management's Discussion and Analysis | Results of Operations | Noninterest Expense

Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance assessments and other expenses. The table below summarizes the comparative noninterest expense.

	For the Three Months Ended September 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Salaries and employee benefits	$21,290	$21,675	$(385)	(2)%
Premises and equipment expenses	2,944	2,794	150	5%
Marketing and advertising	1,316	1,588	(272)	(17)%
Data processing	3,950	3,435	515	15%
Legal, accounting and professional fees	2,396	3,433	(1,037)	(30)%
FDIC insurance	6,665	7,399	(734)	(10)%
Goodwill impairment	—	—	—	—%
Other expenses	3,336	3,290	46	1%
Total	$41,897	$43,614	$(1,717)	(4)%

	For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Salaries and employee benefits	$65,198	$65,171	$27	—%
Premises and equipment expenses	9,166	8,747	419	5%
Marketing and advertising	3,831	4,109	(278)	(7)%
Data processing	12,221	10,223	1,998	20%
Legal, accounting and professional fees	7,068	8,645	(1,577)	(18)%
FDIC insurance	23,704	19,728	3,976	20%
Goodwill impairment	—	104,168	(104,168)	(100)%
Other expenses	9,630	9,311	319	3%
Total	$130,818	$230,102	$(99,284)	(43)%
The decrease in total noninterest expense in the third quarter of 2025, as compared to the third quarter of 2024, was primarily due to lower legal, accounting and professional fees and lower FDIC insurance assessments in the current period.
The decrease in total noninterest expense in the first nine months of 2025 as compared to the first nine months of 2024 was primarily due to the $104.2 million 2024 goodwill impairment, partially offset by higher FDIC insurance assessments and higher data processing costs during the first nine months of 2025.
The major components of other expenses include regulatory assessment fees, director compensation, real estate taxes, and insurance expenses.
As a percentage of average assets, total noninterest expense (annualized) was 1.43% and 1.47% for the three and nine months ended September 30, 2025 as compared to 1.40% and 2.46% for the same period in 2024. The third quarter 2025 percentage compared to third quarter of 2024 was relatively flat while the decrease for the nine months ended September 30, 2025 as compared to the same period 2024 was primarily due to no goodwill impairment during the current period.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	54

Table of Contents	Management's Discussion and Analysis | Results of Operations | Income Tax Expense

Income Tax Expense
For the three and nine months ended September 30, 2025, income tax benefit was $16.9 million and $55.6 million, respectively, compared to income tax expense of $4.9 million and $12.3 million for the three and nine months ended September 30, 2024, respectively. The decrease in the income tax expense compared to prior year was primarily due to a decrease in the pre-tax income during the first nine months of 2025, and the 2024 goodwill impairment that was not deductible for tax purposes.
The effective tax rate for the three and nine months ended September 30, 2025 was 20.0% and 29.1%, respectively. The effective tax rate for the first nine months of 2025 varies from the 21% statutory rate primarily due to the tax benefit from the low-income housing tax credit equity investment, tax-exempt interest income and tax-exempt income from the increase in the cash surrender value of BOLI.
Balance Sheet Analysis
Overview
This section discusses our condensed consolidated balance sheets and should be read together with our consolidated financial statements and the accompanying notes.

	As of
	September 30, 2025	December 31, 2024	Change
Assets
Cash and cash equivalents (1)	$850,767	$633,480	$217,287
Investment securities (2)	1,945,830	2,206,051	(260,221)
Loans held for sale	136,506	—	136,506
Loans held for investment, at amortized cost	7,304,679	7,934,888	(630,209)
Less: Allowance for credit losses	(156,228)	(114,390)	(41,838)
Loans held for investment, net of allowance	7,148,451	7,820,498	(672,047)
Deferred income taxes	77,362	91,472	(14,110)
Bank-owned life insurance	330,426	115,806	214,620
Other assets (3)	$326,160	$262,201	$63,959
Total Assets	$10,815,502	$11,129,508	$(314,006)

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,577,197	$1,544,403	$32,794
Interest-bearing transaction	932,500	1,211,791	(279,291)
Savings and money market	3,702,579	3,599,221	103,358
Time deposits	3,251,283	2,775,663	475,620
Total deposits	9,463,559	9,131,078	332,481
Customer repurchase agreements	13,725	33,157	(19,432)
Borrowings	76,346	566,108	(489,762)
Other liabilities (4)	138,396	173,104	(34,708)
Total Liabilities	9,692,026	9,903,447	(211,421)
Total Shareholders’ Equity	1,123,476	1,226,061	(102,585)
Total Liabilities and Shareholders’ Equity	$10,815,502	$11,129,508	$(314,006)
(1)Consists of cash and due from banks, federal funds sold, interest-bearing deposits with banks, and other short-term investments.
(2)Consists of available-for-sale securities at fair value and held-to-maturity securities, net of allowance for credit losses.
(3)Consists of Federal Reserve and Federal Home Loan Bank stock, premises and equipment, right-of-use assets, other real estate owned, and other assets.
(4)Consists of operating lease liabilities, reserve for unfunded commitments and other liabilities.
See respective subsections below for the primary drivers of change and further discussion on loans, allowance for credit losses, other earning asset, deposits and other borrowings.
The decrease in total assets as of September 30, 2025 from December 31, 2024 was primarily driven by a decrease of $630.2 million in loans held for investment (to $7.3 billion as of September 30, 2025 from $7.9 billion as of December 31, 2024,) which was a result of reclassifying certain loans with a fair value of $136.5 million to held-for-

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	55

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis

sale as well as declines in income-producing real estate and construction loans, partially offset by an increase in commercial and industrial loans and owner occupied CRE loans.
Investment securities, net of the allowance for credit losses, were $1.9 billion as of September 30, 2025 as compared to $2.2 billion as of December 31, 2024, a 12% decrease, primarily driven by sales, maturities and paydowns of investment securities. The Bank does not currently plan to reinvest these proceeds back into the investment securities portfolio.
Total shareholders’ equity as of September 30, 2025 was $1.12 billion as compared to $1.23 billion as of December 31, 2024, a 8% decrease. The decrease in shareholders’ equity in 2025 was primarily from the net loss from operations of $135.6 million, and payment of cash dividends of $15.0 million, offset by $43.7 million increase in other comprehensive income. The ratio of common equity to total assets was 10.39% as of September 30, 2025 as compared to 11.02% as of December 31, 2024. Book value per share was $37.00 as of September 30, 2025, a 8.87% decrease from $40.60 as of December 31, 2024.
In order to be considered well-capitalized, the Bank must have a common equity tier one capital ("CET1") risk based capital ratio of 6.5%, a Tier 1 risk-based ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. The Company and the Bank exceeded all these requirements and satisfy the capital conservation buffer of 2.5% of CET1 capital. Failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.
The Company's capital ratios remain substantially in excess of regulatory minimums and buffer requirements. The total risk based capital ratio was 14.83% as of September 30, 2025, as compared to 15.86% as of December 31, 2024. The CET1 risk based capital ratio was 13.58% as of September 30, 2025, as compared to 14.63% as of December 31, 2024. The tier 1 risk based capital ratio was 13.58% as of September 30, 2025, as compared to 14.63% as of December 31, 2024. The tier 1 leverage ratio was 10.40% as of September 30, 2025, as compared to 10.74% as of December 31, 2024.
Loan Portfolio
In its lending activities, the Company seeks to develop and expand relationships with clients whose businesses and individual banking needs will grow with the Bank. We believe superior customer service, local decision making and accelerated turnaround time from application to closing are significant factors in growing the loan portfolio and meeting the lending needs in the markets served, while maintaining sound asset quality.
Loans held for investment were $7.3 billion as of September 30, 2025, as compared to $7.9 billion as of December 31, 2024, a decrease of $630.2 million or 7.9%. During the first nine months of 2025, $22.1 million of HFS loans were sold, resulting in a loss of $3.6 million. There was $136.5 million in loans held for sale as of September 30, 2025 and none as of December 31, 2024.
The loan portfolio mix continues to evolve as the Bank has experienced a reduction in income producing commercial real estate loans and owner-occupied construction loans, offset by increases in commercial and owner-occupied commercial real estate loans. These shifts reflect our strategic focus on reshaping the portfolio toward relationship-driven commercial lending and asset classes aligned with our long-term risk-adjusted return objectives. We continue to see opportunities for growth in the commercial lending market in our focused sectors; our processes for evaluating these opportunities are designed to ensure they are subject to reasonable underwriting standards, including appropriate cash flow necessary to support debt service. Following origination, we continue to monitor our borrowers' business plans and assess primary and alternative sources for loan repayment and, if necessary, obtain collateral or additional collateral to mitigate credit loss in the event of default.
The Bank has a large portion of its loan portfolio related to real estate, with 82% consisting of commercial real estate and real estate construction loans as of September 30, 2025. Non-owner occupied commercial real estate represented 61% of the loan portfolio while the remaining 21% is represented by the "owner occupied - commercial real estate" and "construction - C&I (owner occupied)" loans.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	56

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

The table below presents loans, net of amortized deferred fees and costs by major category.

	As of
	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,217,805	17%	$1,183,341	15%
PPP loans	103	—%	287	—%
Income producing - commercial real estate	3,453,033	47%	4,064,846	51%
Owner occupied - commercial real estate	1,494,711	20%	1,269,669	16%
Real estate mortgage - residential	44,684	1%	50,535	1%
Construction - commercial and residential	1,010,367	14%	1,210,763	15%
Construction - C&I (owner occupied)	33,378	—%	103,259	1%
Home equity	49,333	1%	51,130	1%
Other consumer	1,265	—%	1,058	—%
Total loans	7,304,679	100%	7,934,888	100%
Less: allowance for credit losses	(156,228)		(114,390)
Loans, net(1)	$7,148,451		$7,820,498
(1)Excludes accrued interest receivable of $36.9 million and $42.9 million as of September 30, 2025 and December 31, 2024, respectively, which is recorded in other assets.
As noted above, a significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily in the Washington, D.C. metropolitan area and is secured by real estate or other collateral in that market. While our basic market is the Washington, D.C. metropolitan area, the Bank has made loans outside that market where the borrower or its key decision makers have a meaningful relationship with the Bank and generally operate in or are based in our market. Although all of these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the real estate market could continue to have an adverse impact on this portfolio of loans and the Company’s earnings and financial position. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices and ongoing portfolio monitoring and market analysis.
The Company's concentration in the Washington, D.C. metro area includes "Washington's Maryland Suburbs," which comprises Frederick, Prince George's and Montgomery counties, and "Northern Virginia," which comprises Alexandria, Arlington, Falls Church, Fairfax, Loudoun and Prince William counties.
The chart below displays our loan portfolio, as a percentage of total amortized cost, by geographic concentration.

Washington, D.C.	Washington's Maryland Suburbs	Northern Virginia

Other Maryland	Other Locations

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	57

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $5.9 billion and $6.5 billion, or 80.7% and 81.5% of total loans, of amortized cost outstanding as of September 30, 2025 and December 31, 2024, respectively. Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. Income producing CRE loans collateralized by office properties comprised approximately $601.2 million and $862.2 million, or 8.2% and 10.9% of total loans, as of September 30, 2025 and December 31, 2024, respectively.
Office loans within Washington, D.C., Washington's Maryland Suburbs and Northern Virginia were $571.1 million and $795.0 million, or 7.8% and 10.0% of total loans, as of September 30, 2025 and December 31, 2024, respectively.
The chart below displays the geographic concentration of income producing - CRE office loans in our loan portfolio, as percentage of total principal balance.

Central business district of Washington, D.C.	Washington, D.C. (outside of the central business district)

Washington's Maryland Suburbs	Northern Virginia

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	58

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

The table below summarizes the Company's income producing - commercial real estate loans, at principal balance, by collateral location and type.

	As of September 30, 2025
		Maryland		Virginia
(dollars in thousands)	Washington, D.C.	Washington, D.C. Suburbs	Other	Northern Virginia	Other	Other	Total	Percent of Total
Collateral Type:
Hotel & motel	$135,758	$75,227	$101,024	$95,584	$—	$20,955	$428,548	13%
Industrial	855	71,752	39,776	36,550	19,262	—	168,195	5%
Mixed use	200,957	42,924	3,262	50,549	20,755	4,907	323,354	9%
Multifamily	346,669	240,583	305	117,479	84,211	48,085	837,332	24%
Office	157,137	180,452	4,180	234,512	26,075	—	602,356	17%
Retail	68,019	63,826	55,584	59,325	60,492	2,469	309,715	9%
Single / 1-4 Family & Res. Condo	64,189	2,011	1,986	6,935	6,363	4,004	85,488	3%
Other	150,960	168,140	25,562	328,650	5,951	25,477	704,740	20%
Total	$1,124,544	$844,915	$231,679	$929,584	$223,109	$105,897	$3,459,728	100%
Percent of total	33%	24%	7%	27%	6%	3%	100%

Percent of Principal by Loan Size:
Less than $1 million	2%	2%	2%	2%	2%	2%
$1 million to $5 million	11%	10%	19%	7%	8%	16%
$5 million to $10 million	7%	8%	21%	5%	15%	35%
$10 million to $25 million	18%	10%	26%	35%	35%	12%
$25 million to $50 million	42%	36%	32%	44%	40%	34%
Greater than $50 million	20%	34%	—%	7%	—%	1%
Total	100%	100%	100%	100%	100%	100%
As of September 30, 2025 and December 31, 2024, $113.1 million and $287.0 million, respectively, of principal of CRE loans collateralized by office properties were criticized or classified.
The table below displays income producing - commercial real estate loans, at principal, that are criticized or classified by collateral type.

	As of
	September 30, 2025			December 31, 2024
(dollars in thousands)	Special Mention	Substandard	Total	Special Mention	Substandard	Total
Hotel & motel	$13,085	$—	$13,085	$—	$—	$—
Industrial	2,701	—	2,701	5,000	—	5,000
Mixed use	105,919	119,934	225,853	—	8,764	8,764
Multifamily	72,755	112,152	184,907	51,539	21,202	72,741
Office	46,085	67,034	113,119	126,736	160,229	286,965
Retail	—	9,276	9,276	3,518	1,803	5,321
Single / 1-4 Family & Res. Condo	—	5,913	5,913	—	1,810	1,810
Other	60,268	48,619	108,887	—	84,835	84,835
Total	$300,813	$362,928	$663,741	$186,793	$278,643	$465,111
The Company has executed balance sheet optimization actions to reduce commercial real estate loan concentration, including actions to reduce exposure to short- and intermediate-term valuation risk in the office portfolio. These steps reflect our strategic focus on improving portfolio resilience and risk-adjusted returns. While we remain disciplined in evaluating additional opportunities to further address concentration and valuation risk, future decisions or actions, if made or taken, could continue to result in elevated credit costs and may materially impact our results in the periods in which such decisions or actions are made or executed. There can be no assurance that any additional initiatives will be undertaken or, if pursued or undertaken, will achieve their intended results.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	59

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Maturity

Loan Maturity
The table below sets forth the time to contractual maturity of the loan portfolio. Loans are shown in the period based on final contractual maturity. Demand loans, having no contractual maturity, and overdrafts are reported as due in one year or less.

	As of September 30, 2025
(dollars in thousands)	Total	One Year or Less	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,217,805	$382,860	$732,698	$99,630	$2,617
PPP loans	103	103	—	—	—
Income producing - commercial real estate (1)	3,453,033	1,662,699	1,603,055	187,279	—
Owner occupied - commercial real estate	1,494,710	219,458	512,668	444,453	318,131
Real estate mortgage - residential	44,684	13,957	22,149	443	8,135
Construction - commercial and residential	1,010,367	707,952	272,806	—	29,609
Construction - C&I (owner occupied)	33,379	1,305	22,892	9,182	—
Home equity	49,333	1,802	191	1,751	45,589
Other consumer	1,265	521	439	15	290
Total loans	$7,304,679	$2,990,657	$3,166,898	$742,753	$404,371

Loans with:
Predetermined fixed interest rate	$2,486,965	$685,532	$1,422,138	$315,636	$63,659
Floating or adjustable interest rate	4,817,714	2,305,125	1,744,760	427,117	340,712
Total loans	$7,304,679	$2,990,657	$3,166,898	$742,753	$404,371
(1)Income producing CRE office loans with total principal of $602.4 million and multifamily loans with total principal of $837.3 million as of September 30, 2025 are included within income producing - commercial real estate. The charts below represent their maturities schedules.
Allowance for Credit Losses
The ACL is an estimate based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank. A full discussion of the accounting for ACL is contained in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements and activity in the ACL is contained in "Note 4 – Loans and Allowance for Credit Losses" to the Consolidated Financial Statements. Also, refer to "Critical Accounting Policies and Estimates" above for further discussion of the methodology which management employs to maintain an adequate ACL, as well as "Provision for Credit Losses" above for a discussion of the Company's calculation of the provision for credit losses during the three and nine months September 30, 2025 and 2024.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	60

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses

The ACL for loans as of September 30, 2025 was $156.2 million, which reflected an increase of $41.8 million from $114.4 million as of December 31, 2024. The ACL represented 2.14% of total loans as of September 30, 2025 as compared to 1.44% as of December 31, 2024. Management believes the ACL as of September 30, 2025 is adequate to absorb estimated losses inherent in the portfolio following the loss recognition of high-risk loans concentrated in the commercial real estate office segment, during the second and third quarters of 2025, that resulted in an elevated rate of charge-offs for the first nine months of 2025. As of September 30, 2025, the allowance represented 132% of nonperforming loans as compared to 55% as of December 31, 2024. The increase in the ACL for loans at September 30, 2025 compared to December 31, 2024, was primarily due to increased reserves for the Bank's CRE office overlay. The overlay increased as charge-offs taken during the current period, and negative risk rating migration within the CRE office portfolio, were incorporated into the calculation. Negative risk rating migration within the CRE office portfolio during the first nine months of 2025 were primarily a result of continued market deterioration. In addition, the ACL on individually assessed loans also increased as updated valuation information was received, primarily on loans that migrated to nonperforming status during the current period.
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
As of September 30, 2025 and December 31, 2024, loans rated special mention had an amortized cost of $423.7 million and $244.8 million, respectively, and loans rated substandard had an amortized cost of $534.8 million and $426.4 million, respectively. The increase in substandard loans was primarily attributable to additions in CRE loans, particularly in income producing - commercial real estate as weaknesses in borrower performance were identified during our credit monitoring processes.
As of September 30, 2025, 100% and 77% of special mention and substandard loans, respectively, were current. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny. Additionally, the Company's credit loss allowance methodology incorporates increased reserve factors for office loans considered potential problem loans as compared to the general portfolio.
Management recognizes the risks inherent in the CRE portfolio and remains focused on maintaining disciplined portfolio management and a robust risk rating process. The Bank has implemented enhanced analytical procedures for evaluating credit requests, refined its risk rating framework, and strengthened ongoing monitoring of the loan portfolio and the adequacy of the ACL—particularly for CRE and construction loans, including those secured by office properties. These efforts include the use of stress testing analyses. Additionally, fair value assessments of loans acquired are included in our analytical procedures. The loan portfolio analysis process is ongoing and proactive to support the Company's objective of maintaining a portfolio of quality credits and quickly identifying weaknesses before they become more severe.
As of September 30, 2025 and December 31, 2024, the Company's performing office coverage ratio, which calculates the ACL attributable to loans collateralized by performing office properties as a percentage of total loans, was 11.36% and 3.81%, respectively.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	61

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses

The table below presents activity in the allowance for credit losses.

	For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Balance at beginning of period	$114,390	$85,940
Charge-offs:
Commercial	(1,497)	(4,150)
Income producing - commercial real estate	(197,582)	(21,329)
Owner occupied - commercial real estate	(19,797)	(3,800)
Real estate mortgage - residential	—	—
Construction - commercial and residential	(17,837)	(129)
Other consumer	(35)	(88)
Total charge-offs	(236,748)	(29,496)

Recoveries:
Commercial	436	220
Income producing - commercial real estate	329	185
Owner occupied - commercial real estate	63	71
Total recoveries	828	476
Net charge-offs	(235,920)	(29,020)
Provision for credit losses - loans	277,758	54,947
Balance at end of period	$156,228	$111,867

Annualized ratio of net charge-offs to average loans outstanding during the period	4.02%	0.48%
The table below displays the allocation of the ACL by loan category and the percentage of allowance in each category. The allocation of the allowance as of September 30, 2025 includes the allowance for credit losses of $24.7 million against individually assessed loans of $119.1 million, as compared to allowance for credit losses of $17.1 million against individually assessed loans of $208.7 million as of December 31, 2024. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance to absorb losses in any category. The Company has updated its allocation methodology to better reflect the ACL attributable to loan categories and collateral types. Conforming changes have been made to prior period amounts. These reclassifications had no effect on net income (loss) or shareholders' equity.

	As of
	September 30, 2025			December 31, 2024
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$24,242	16%	17%	$16,293	14%	15%
Income producing - commercial real estate	95,395	61%	47%	65,375	57%	51%
Owner occupied - commercial real estate	20,149	13%	20%	19,295	17%	16%
Real estate mortgage - residential	357	—%	1%	472	—%	1%
Construction - commercial and residential	13,983	9%	14%	11,333	10%	15%
Construction - C&I (owner occupied)	1,561	1%	—%	1,079	1%	1%
Home equity	515	—%	1%	515	1%	1%
Other consumer	26	—%	—%	28	—%	—%
Total	$156,228	100%	100%	$114,390	100%	100%

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	62

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses

The table below displays the allocation of the ACL specific to income producing - commercial real estate loans by collateral type.

	As of
	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Hotel & motel	$4,045	4%	$3,294	5%
Industrial	1,566	2%	2,301	4%
Mixed use	2,931	3%	4,617	7%
Multifamily	9,170	10%	8,041	12%
Office	67,664	71%	38,040	58%
Retail	3,182	3%	4,658	7%
Single / 1-4 Family & Res. Condo	943	1%	987	2%
Other	5,894	6%	3,437	5%
Total ACL - Income producing - commercial real estate loans	$95,395	100%	$65,375	100%
Nonperforming Assets
The Company’s nonperforming assets are comprised of the amortized cost of loans delinquent 90 days or more, and nonaccrual HFI loans, which includes the nonperforming portion of loan modifications, and the carrying value of other real estate owned ("OREO"). Nonperforming assets totaled $133.3 million as of September 30, 2025, representing 1.23% of total assets, as compared to $211.4 million as of December 31, 2024, representing 1.90% of total assets. The decrease was primarily due to charge offs of nonaccrual loans and changes in nonperforming loans discussed below. As of September 30, 2025, nonaccrual HFS loans totaling $121.3 million were excluded from nonperforming assets since they are carried at the lower of cost or fair value and are not reflected in credit metrics.
The Company had no accruing loans that were 90 days or more past due as of September 30, 2025 and December 31, 2024. Management prioritizes remaining attentive to early signs of deterioration in borrowers’ financial conditions and to taking action designed to mitigate risk. The Company places loans on nonaccrual status if it deems collection to be doubtful. The Company believes, based on its loan portfolio risk analysis that its ACL at 2.14% of total loans as of September 30, 2025, is adequate to absorb expected credit losses within the loan portfolio at that date.
Total nonperforming loans had an amortized cost of $118.6 million as of September 30, 2025, representing 1.62% of total loans, compared to $208.7 million as of December 31, 2024, representing 2.63% of total loans. This decrease was primarily driven by the reduction of nonperforming loans in the income-producing commercial real estate category.
The CECL standard allows for institutions to evaluate individual loans in the event that the asset does not share similar risk characteristics with its original segmentation. This can occur due to credit deterioration, increased collateral dependency or other factors leading to impairment. In particular, the Company individually evaluates loans on nonaccrual status, though it may individually evaluate other loans or groups of loans as well if it determines they no longer share similar risk with their assigned segment. Reserves on individually assessed loans are determined by one of two methods: the fair value of collateral or the discounted cash flow. Fair value of collateral is used for loans determined to be collateral dependent, and the fair value represents the net realizable value of the collateral, adjusted for sales costs, commissions, senior liens, etc. Discounted cash flow is used on loans that are not collateral dependent where structural concessions have been made and continuing payments are expected. The continuing payments are discounted over the expected life at the loan’s original contract rate and include adjustments for risk of default.
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	63

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Nonperforming Assets

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
Generally, collateral valuations associated with individually assessed loans are updated on not less than an annual basis. As part of our credit risk management process, we periodically reassess the value of collateral supporting commercial real estate loans, particularly in periods of market volatility. Normally, we obtain updated valuations when borrower performance suggests that repayment may become dependent on the underlying real estate and we determine that existing collateral values may not reflect current market conditions. This approach focuses on loans where cash flow coverage has deteriorated and where guarantor support appears uncertain or insufficient. In some cases when a loan is downgraded late in a quarter, a new valuation may not be obtained until the following quarter.
In evaluating whether a new valuation is warranted, we consider a range of factors, including trends in local property markets, changes in capitalization rates and lease terms, the availability and terms of financing for comparable properties, and observable shifts in supply-demand dynamics. We also assess property-specific factors such as deferred maintenance or improvements, zoning or regulatory changes, environmental matters, and other conditions that may materially influence value. Passage of time alone does not drive our valuation decisions; rather, we apply a judgment-based framework informed by current market data and asset-specific analysis.
The objectives of this process are to have our collateral estimates reflect current market conditions and to support timely and appropriate credit loss recognition as conditions evolve.
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
During the nine months ended September 30, 2025, the Bank modified 29 loans with a total amortized cost of $199.2 million as of September 30, 2025 (2.7% of the loan portfolio). These loans received extended loan terms of between approximately 2 to 36 months.
As of September 30, 2025, the payment status of 38 loans modified in the preceding twelve months, totaling $218.1 million of amortized cost basis, included 26 loans with a total amortized cost basis $171.0 million which were performing under their modified terms and 11 loans with a total amortized cost basis of $44.3 million which were on nonaccrual status .
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	64

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Nonperforming Assets

Included in nonperforming assets as of September 30, 2025 was OREO of $14.7 million, consisting of six foreclosed properties, compared to OREO of $2.7 million, consisting of five foreclosed properties as of December 31, 2024. OREO properties are carried at the lower of cost or at fair value less estimated costs to sell.
It is the Company's policy to generally obtain third party appraisals prior to foreclosure and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company obtains updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, a scenario in which the Company is considering legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were two OREO sales in nine months ended September 30, 2025 and two in nine months ended September 30, 2024, generating proceeds of $769 thousand and $656 thousand, respectively.
The table below presents the amounts of nonperforming assets, including loans at amortized cost and OREO at the lower of cost or fair value less estimated costs to sell.

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual Loans:
Commercial	$17,539	$2,048
Income producing - commercial real estate	57,346	168,454
Owner occupied - commercial real estate	14,647	37,744
Real estate mortgage - residential	6,141	157
Construction - commercial and residential	22,475	—
Home equity	499	303
Total nonperforming loans(1)	118,647	208,706
Other real estate owned	14,684	2,743
Total nonperforming assets	$133,331	$211,449

Coverage ratio: allowance for credit losses to total nonperforming loans	132%	55%
Ratio of nonperforming loans to total loans	1.62%	2.63%
Ratio of nonperforming assets to total assets	1.23%	1.90%
(1) Excludes nonaccrual HFS loans totaling $121.3 million and zero as of September 30, 2025 and December 31, 2024, respectively.
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
As of September 30, 2025, the cash surrender value of BOLI totaled $330.4 million, compared to $115.8 million as of December 31, 2024. The increase reflects earnings on the policies as well as additional BOLI purchased through premium payments made in the first nine months of 2025.
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	65

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Deposits and Other Borrowings

The table below presents the Bank’s deposit composition by balance and percentage.

	As of
	September 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing demand	$1,577,197	17%	$1,544,403	17%
Interest-bearing transaction	932,500	10%	1,211,791	13%
Savings and money market	3,702,579	39%	3,599,221	39%
Time deposits	3,251,283	34%	2,775,663	31%
Total	$9,463,559	100%	$9,131,078	100%
For the nine months ended September 30, 2025, deposits increased primarily as the result of growth in time deposits from the company's digital acquisition channel and savings and money market accounts, partially offset by a decrease in interest-bearing transaction accounts.
No single depositor represented more than 10% of total deposits as of September 30, 2025. The ten largest depositors not associated with brokered pass-through relationships represented approximately 18% of total deposits as of September 30, 2025. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end balances compared to average deposit balances.
The Bank accepts brokered time deposits generally in denominations of less than $250 thousand from brokerage networks, including IntraFi Network, LLC ("IntraFi"). The Bank participates in IntraFi's CDARS and the ICS programs, which provide for reciprocal ("two-way") transactions among banks to maximize FDIC insurance. ICS also allows for the sale of deposits into the IntraFi Network ("One-Way Sale") which provides FDIC insurance for the depositor without reciprocal deposits returned to the Bank. Deposits sold through the IntraFi One-Way Sale process are not included in the Bank’s deposit totals. The sale of ICS deposits allows the Bank to moderate the fluctuation of deposit balances. As of September 30, 2025, the Bank sold de minimis deposits through the IntraFi One-Way Sale network. The total of reciprocal deposits as of September 30, 2025 was $1.4 billion (15% of total deposits) as compared to $1.4 billion (16% of total deposits) as of December 31, 2024. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to obtain one way CDARS deposits and participates in IntraFi’s Insured Network Deposit Program ("IND"). The Bank had $643.3 million and $894.7 million of IND brokered deposits as of September 30, 2025 and December 31, 2024, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks changes due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty with obtaining them in the future. In that event, we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.
We have used brokered deposits and intend to continue to use brokered deposits as one of our funding sources. As of September 30, 2025, total brokered deposits were $3.5 billion, or 37% of total deposits, compared to $4.0 billion, or 44% as of December 31, 2024. These brokered deposits were comprised of savings, money market and other interest-bearing transaction accounts of $2.4 billion and $2.7 billion, and time deposits of $910.5 million and $1.3 billion as of September 30, 2025 and December 31, 2024, respectively. The Company uses the Call Report definitions for regulatory reporting by the Bank to classify its deposits as brokered deposits. As of September 30, 2025 and December 31, 2024, total deposits included estimated totals of $2.3 billion and $2.2 billion of uninsured deposits, which represented 24% and 24% of total deposits, respectively.
The Company has offered a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $13.7 million as of September 30, 2025 compared to $33.2 million as of December 31, 2024. The Company is winding down this product offering and anticipates further reductions in the near term. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency-backed MBS.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) as of September 30, 2025 and December 31, 2024.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	66

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Deposits and Other Borrowings

As of September 30, 2025, the company had no outstanding FHLB advances compared to $490 million as of December 31, 2024. The decline in FHLB advances reflects the increase in the Company's deposits. Any outstanding FHLB advances are secured by collateral consisting of specifically pledged marketable investment securities, a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes" or "Original Notes"). As of September 30, 2025, the carrying value of these 2029 Senior Notes was $76.3 million which reflected $1.3 million in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.
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
Commitments and Contractual Obligations
The table below displays the loan commitments outstanding and lines and letters of credit.

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Unfunded loan commitments	$1,560,155	$1,318,133
Unfunded lines of credit	78,364	88,305
Letters of credit	59,638	69,051
Total	$1,698,157	$1,475,489
Various commitments to extend credit are made in the normal course of banking business. Letters of credit are also issued for the benefit of customers. These commitments are subject to loan underwriting standards and geographic boundaries consistent with the Company’s loans outstanding.
Unfunded loan commitments are agreements whereby the Bank has made a commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract and the borrower has accepted the commitment in writing. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. As of September 30, 2025, there were no material unfunded loan commitments to borrowers whose existing loans were considered criticized and classified loans. Collateral obtained varies and may include certificates of deposit, accounts receivable, inventory, property and equipment, residential and CRE. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	67

Table of Contents	Management's Discussion and Analysis | Liquidity Management

Liquidity Management
Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. Approximately 55% of the Company's investment portfolio of debt securities is held as available-for-sale which allows flexibility to generate cash from sales as needed to meet ongoing cash needs. These securities can also be utilized as pledged assets that provide secondary liquidity through the form of additional available borrowings. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity. Investment securities that are classified as held-to-maturity can also be used as collateral to pledge against additional borrowings.
The table below summarizes the Company's secondary sources of liquidity in use and available.

	As of September 30, 2025
(dollars in thousands)	Secondary Sources of Liquidity in Use	Secondary Sources of Remaining Liquidity Available
Unsecured brokered deposits (1)	$938,527	$1,186,756
FHLB secured borrowings	—	1,443,069
FRB:
Discount window secured borrowings	—	1,717,794
Federal funds lines	—	145,000
Customer repurchase agreements	13,725	—

Unpledged assets: (2)
Interest-bearing deposits with banks	—	9,223
Investment securities	—	262,908
Total	$952,252	$4,764,750
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
The funding mix has continued to change throughout the nine months ended September 30, 2025. Deposits were $9.46 billion and $9.13 billion as of September 30, 2025 and December 31, 2024, respectively. The increase of $332.5 million and funding mix change was primarily attributable to a $475.6 million increase in time deposits and $103.4 million increase in savings and money market accounts, partially offset by a $279.3 million reduction in interest-bearing transaction accounts. The growth was due to increase in time deposits through the digital acquisition channel during the nine months ended September 30, 2025, as discussed in "Deposits and Other Borrowings" above. Short-term borrowings were zero and $490.0 million as of September 30, 2025 and December 31, 2024, respectively.
Additionally, the Bank can purchase up to $145.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding as of September 30, 2025 and can borrow unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.1 billion, against which there was $107 million outstanding as of September 30, 2025. As of September 30, 2025, the Bank also has custodial agreements with various broker-dealers through IntraFi's IND program which provided $643.0 million of brokered deposits.
As of September 30, 2025, the Bank was also eligible to draw advances from the FHLB up to $1.4 billion based on assets pledged as collateral to the FHLB, against which the Bank borrowed none as of September 30, 2025.
The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from certain broker-dealers provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which can be used to borrow up to $1.7 billion, is collateralized with specific loan assets and

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	68

Table of Contents	Management's Discussion and Analysis | Liquidity Management

investment securities identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only. There can be no assurance, however, that these alternative sources of liquidity will continue to be available or will be sufficient to meet our ongoing liquidity needs.
The Bank's aggregate borrowing capacity as of September 30, 2025 was $3.4 billion, which consists of $1.4 billion borrowing capacity from FHLB, $1.7 billion borrowing capacity from the Federal Reserve's Discount Window as discussed above, and $262.9 million of unencumbered HTM securities available to pledge.
The loss of deposits, including through disintermediation, is one of the primary risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank makes deposit interest rate comparisons weekly and makes adjustments from time to time to ensure its interest rate offerings are competitive.
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
There can be no assurance that the mix of sources of funds available to us at any particular time in the future will be adequate to meet our future liquidity needs. However, the market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a high interest rate environment. Most of our noninterest-bearing deposits are operating deposits or compensating balances that are held in connection with lending relationships. The potential outflow of such deposits is a risk unless competitive rates of interest are paid, which could significantly and negatively impact the Bank’s interest expense and net interest margin. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of liquidity needs. The Asset Liability Committee ("ALCO") has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. As of September 30, 2025, primary sources of liquidity were $2.1 billion, comprising interest-bearing deposits with other banks and other short-term investments and AFS securities. Secondary sources of liquidity as of September 30, 2025 were $4.8 billion, which included the FHLB unused availability, other insured brokered deposit sweep programs, unpledged HTM securities, Fed funds lines, and the FRB Discount Window. As of September 30, 2025, under the Bank’s liquidity formula, it had $6.9 billion of primary and secondary liquidity sources. Management believes the amount is adequate to meet current and projected funding needs.
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
The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or total commercial real estate loans representing 300% or more of the institution’s total risk-based capital; or the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has commercial real estate loans. Although growth in that segment declined over the past 36 months and did not exceed the 50% threshold laid out in the regulatory guidance, we expect the heightened supervisory expectations to continue to apply to us given the federal banking regulators’ general focus on commercial real estate exposures at banks.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	69

Table of Contents	Management's Discussion and Analysis | Capital Resources and Adequacy

As of September 30, 2025, the Company continued to exceed the construction, land development, and other land acquisitions regulatory concentration threshold, and we continue to monitor our concentration in commercial real estate lending and remain in compliance with the guidance issued by the federal banking regulators. Construction, land and land development loans represented 111.7% of total capital as of September 30, 2025. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio.
Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, as our commercial real estate concentration fluctuates each quarter, we may be required to maintain higher levels of capital, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company seeks to manage the risks relating to commercial real estate and its capital adequacy through the development and implementation of its Capital Policy and Capital Plan, the preparation of pro-forma projections including stress testing and the development of internal minimum targets for regulatory capital ratios that are subject to approval by the Board and in excess of well capitalized ratios.
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
As of September 30, 2025, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital and the qualifying portion of the ACL. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET1 ratio is the Tier 1 capital ratio but excluding preferred stock.
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
The FRB and the FDIC have adopted the Basel III Rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain a CET1 ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. As of September 30, 2025, the Company and the Bank exceeded all these thresholds.
The Company announced a regular quarterly cash dividend on October 22, 2025 of $0.010 per share to shareholders of record on November 3, 2025, to be paid on November 14, 2025.
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	70

Table of Contents	Management's Discussion and Analysis | Capital Resources and Adequacy

The table below presents the actual capital amounts and ratios for the Company and Bank.

	Company		Bank		Minimum Required For Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Regulations (2)
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
	As of September 30, 2025
CET1 capital (to risk weighted assets)	$1,221,090	13.58%	$1,235,583	13.82%	7.00%	6.50%
Total capital (to risk weighted assets)	1,334,058	14.83%	1,347,890	15.08%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,221,090	13.58%	1,235,583	13.82%	8.50%	8.00%
Tier 1 capital (to average assets)	1,221,090	10.40%	1,235,583	10.57%	4.00%	5.00%

	As of December 31, 2024
CET1 capital (to risk weighted assets)	$1,369,643	14.63%	$1,373,857	14.76%	7.00%	6.50%
Total capital (to risk weighted assets)	1,484,420	15.86%	1,488,635	16.00%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,369,643	14.63%	1,373,857	14.76%	8.50%	8.00%
Tier 1 capital (to average assets)	1,369,643	10.74%	1,373,857	10.82%	4.00%	5.00%
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
The loan portfolio decreased 7.9% during the first nine months of 2025. The re-pricing duration on the loan portfolio was 10 months as of September 30, 2025 and 11 months as of December 31, 2024, with fixed-rate loans amounting to 34.0% and 38.1% of total loans as of September 30, 2025 and December 31, 2024, respectively. Variable and adjustable rate loans comprised 66.0% and 61.9% of total loans as of September 30, 2025 and December 31, 2024, respectively. Variable rate loans are generally indexed to the Secured Overnight Funding Rate ("SOFR") or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	71

Table of Contents	Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

Currently, the cash flows from the investment portfolio have not been reinvested in the investment portfolio. As of September 30, 2025, the amortized cost basis, net of allowance, of the investment portfolio decreased by $313.5 million, or 13.4%, as compared to the balance as of December 31, 2024. The table below presents the percentage mix of securities in the investment portfolio.

	As of
	September 30, 2025	December 31, 2024
Mortgage-backed securities	67%	62%
U.S. agency securities	21%	25%
Municipal bonds	6%	6%
Corporate bonds	6%	6%
U.S. treasury bonds	—%	1%
Total	100%	100%

Duration of the investment portfolio (in years)	4.5	4.2
As of September 30, 2025, $69.2 million of corporate bonds were subordinated debt from other financial institutions. Corporate bonds generally, and subordinated debt in particular, pose credit risk such that if any of these issuers were to enter bankruptcy or insolvency proceedings, we could experience losses that may be material to operating results and our financial condition. We may also experience increases in provisions for credit losses, adversely affecting our earnings, if the creditworthiness of the issuers declines, whether due to idiosyncratic factors, economic conditions generally or other unforeseen factors or events.
The Company has credit Risk Participation Agreements ("RPAs") with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. These derivatives are not designated as hedges, are not speculative and had an asset position with a notional value of $21.6 million as of September 30, 2025. The changes in fair value for these contracts are recognized directly in earnings.
The duration of the deposit portfolio increased to 25 months as of September 30, 2025 from 11 months as of December 31, 2024. This increase was attributable to a shift in deposit mix, an increase in time deposits and modeling assumption updates. The Company experienced a total deposit increase of $332.5 million for the nine months ended September 30, 2025 as compared to a total loan decrease of $630.2 million for the same period. Refer to the "Deposits and Other Borrowings" section above for further discussion of deposits and borrowings.
The net unrealized loss before income tax on the AFS securities portfolio was $88.5 million and $141.5 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the net unrealized loss position represented 7.60% of the investment portfolio's book value.
Management relies on the use of models in order to measure the expected future impact on interest income of various interest rate environments, as described below. Through its modeling, the Company makes certain estimates that may vary from actual results. There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, given competitive pressures, customer preferences and the inability to forecast future interest rates and movements with complete accuracy.
Our rate risk modeling showed net interest margin expansion in an increased interest rate environment while showing net interest margin compression in a declining interest rate environment. The model's prediction in a rising rate environment is the result of increases in both interest income on variable and adjustable rate loans and interest expense on its deposit liabilities, based on our funding needs, market conditions and certain contractual obligations but with no changes in the mix of assets or liabilities or the spreads we are able to earn. The opposite is true in a falling interest rate environment as decreases in both interest income on variable and adjustable rate loans and interest expense on deposit liabilities drive modest margin compression. The model also assumes a stable interest rate environment after the programmed changes in the yields, which assumes repricing of assets and liabilities as scheduled in a stable environment, which may be quite different than real world conditions.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	72

Table of Contents	Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A portion of the of the Company's variable and adjustable rate loans may contain interest rate floors and may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded. In the first nine months ended September 30, 2025, interest rate floors have not been relevant in the current interest rate environment since most variable rate loans are well above their floor rate. The weighted average rate of the Company's variable rate loans had a decrease of approximately 18 basis points from December 31, 2024 to September 30, 2025.
As of September 30, 2025, the Company had a portfolio of $2.6 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 7.03%, which was a 21 basis points decrease from December 31, 2024. As of September 30, 2025, $134.5 million or 1.84% of loans held by the Company were earning interest at their floor rate, as compared to $123.6 million or 1.56% as of December 31, 2024.
The Company employs an earnings simulation model (immediate parallel shifts along the yield curve) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related statement of operations effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities including prepayments, loan prepayments, interest rates, and deposit decay rates. Further discussion of the limitations of this analysis are listed below and in the risk factors and other cautionary language included in the Company's 2024 Form 10-K, and in other periodic and current reports filed by the Company with the SEC, including the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up and down 100, 200, 300 and 400 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income over the next twelve and twenty-four month periods and the economic value of equity.
For the analysis presented below, as of September 30, 2025, the change in interest rates on interest-bearing deposits could be less than the change in market interest rates with a floor of 0 basis points. The Bank also has deposits with contractual rate terms that mean these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall measure of the correlation between all deposit costs and market rate changes is less than 100%. The Company previously utilized the assumption for its analysis as of December 31, 2024 that all deposit rates changed 100 basis point for a 100 basis point change in market rates.
Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the interest rate risk model. If this were to occur, the effects of a rising or declining interest rate environment may not be in accordance with management’s expectations.
As quantified in the table below, the Company’s analysis as of September 30, 2025 shows the effect on net interest income over the next 12 months, as well as the effect on the economic value of equity when interest rates are shocked down and up 100, 200, 300 and 400 basis points. As of September 30, 2025, the repricing duration of (a) the investment portfolio was 4.5 years, (b) the loan portfolio 0.8 years, (c) the interest-bearing deposit portfolio was 1.5 years, and (d) the borrowed funds portfolio was 3.2 years.
The table below displays the result of the simulation analysis on the asset and liability balances.

As of September 30, 2025
Change in interest rates (basis points)	Percentage change in 12-month net interest income	Percentage change in economic value of equity
+400	26.2%	18.0%
+300	19.6%	14.0%
+200	13.0%	9.8%
+100	6.5%	5.4%
—	—	—
(100)	(6.8)%	(4.1)%
(200)	(13.2)%	(8.0)%
(300)	(18.9)%	(11.8)%
(400)	(23.3)%	(18.7)%

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	73

Table of Contents	Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

The results of the simulation are within the relevant policy limits adopted by the Company for percentage change in net interest income. For net interest income, the Company has adopted a policy limit of -8% for a 100 basis point change, -15% for a 200 basis point change, -20% for a 300 basis point change and -25% for a 400 basis point change. For the economic value of equity, the Company has adopted a policy limit of -10% for a 100 basis point change, -20% for a 200 basis point change, -25% for a 300 basis point change and -32% for a 400 basis point change.
The decrease in 12-month net interest income of 6.8% given a 100 basis point decrease in market interest rates as of September 30, 2025 compared to a decrease of 1.4% for the same period in 2024.
As part of the Company’s ongoing enhancement of the simulation analysis, the Company has been making updates to its model to incorporate, among other things, improvements to certain assumptions, as well as assumptions related to deposits. The difference in the results of the simulation analysis between the third quarter of 2025 and the second quarter of 2025 is attributable to these model updates.
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
Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income or economic value of equity will be affected by current and future changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. In addition, certain assets, such as adjustable-rate mortgage loans, have features (generally referred to as interest rate caps and floors) that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing and capital policies.
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

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	74

Table of Contents	Management's Discussion and Analysis | Use of Non-GAAP Financial Measures

The table below reconciles the GAAP financial measures to the associated non-GAAP financial measures.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands except per share data)	2025	2024	2025	2024
Pre-provision net revenue
Net interest income	$68,159	$71,843	$201,584	$217,894
Noninterest income	2,495	6,951	17,116	15,872
Less: Noninterest expense	(41,897)	(43,614)	(130,818)	(230,102)
Pre-provision net revenue	$28,757	$35,180	$87,882	$3,664
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk".
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2025 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	75

Table of Contents	Other Information

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to "Note 13 – Legal Contingencies" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on 2024 Form 10-K, and in Part II, item 1A., “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which could adversely affect our business, financial performance and results of operations. There have been no material changes to our risk factors from those risks included in our Annual Report on 2024 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a) and (b)
Amended and Restated Bylaws
In connection with its periodic review of the Amended and Restated Bylaws (the “Bylaws”) of the Company, on November 5, 2025, the Board amended and restated the Bylaws effective immediately. The amendments to the Bylaws, among other things, include:
•Expanding the information requirements for the nomination of directors and the proposal of business for consideration at meetings of shareholders;
•Clarifying the timeframe and procedures for submitting shareholder proposals at both annual and special meetings, including to conform with the requirements of Rule 14a-19 under the Securities Exchange Act of 1934, as well as the requirements and process for shareholders to call special meetings;
•Adding a defined opening date (120 days before the anniversary of the mailing of the prior year’s proxy statement) to the current closing date of the nomination window (90 days before the anniversary) and aligning the shareholder proposal window dates with the nomination window;
•Clarifying that the chair of any meeting of shareholders may prescribe rules and determinations as to the conduct of such meeting and has the authority to disregard a nomination or shareholder proposal;
•Clarifying the circumstances in which a nomination or shareholder proposal shall be disregarded;
•Providing that any shareholder soliciting proxies from other shareholders must use a proxy card color other than white;
•Permitting the Company to hold virtual shareholder meetings and deliver notice of such meetings electronically; and
•Making various other updates, including administrative, modernizing, clarifying and conforming changes to the Bylaws.
The Bylaws are attached hereto as Exhibit 3.1 to this Form 10-Q and are hereby incorporated by reference into this Item 5. The foregoing summary description of the Bylaws is qualified in its entirety by reference to the full text of the Bylaws.

(c)     None

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	76

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws of the Company
10.1	Transition Agreement with General Release of Claims, dated as of October 21, 2025 among Eagle Bancorp, Inc., EagleBank, and Kevin Geoghegan
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024
(ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024
(iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024
(iv) Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2025 and 2024
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024
(vi) Notes to Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL
(1) Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2024.

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	77

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.

November 7, 2025	by:	/s/ Susan G. Riel
Susan G. Riel, President and CEO

November 7, 2025	by:	/s/ Eric R. Newell
Eric R. Newell, Senior Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Accounting Officer)

Eagle Bancorp, Inc Third Quarter 2025 Form 10-Q	78