Form 10-K
period 2025-12-31
EAGLE BANCORP INC
filed 2026-03-09
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. § 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2025, was approximately $571.5 million.
As of February 9, 2026, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 30,363,447.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on
May 14, 2026 are incorporated by reference in Part III hereof.

Eagle Bancorp, Inc 2025 Form 10-K	3

Eagle Bancorp, Inc 2025 Form 10-K	4

Table of Contents	Business

Part I
ITEM 1.    BUSINESS
In this report, unless otherwise expressly stated or the context otherwise requires, the terms "we," "us," the "Company," "Eagle" and "our" refer to Eagle Bancorp, Inc. and our subsidiaries on a consolidated basis, except in the description of any of our securities, in which case these terms refer solely to Eagle Bancorp, Inc. and not to any of our subsidiaries. References to "EagleBank" or "Bank" refer to EagleBank, which is our principal operating subsidiary. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies or any relationship with any of these companies.
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
The Bank has three active direct subsidiaries: Bethesda Leasing, LLC, Eagle Insurance Services, LLC and Landroval Municipal Finance, Inc. Bethesda Leasing, LLC holds title to and operates real estate owned and acquired through foreclosure. Eagle Insurance Services, LLC, which previously offered access to insurance products and services through a referral program with a third-party insurance broker, continues to receive fee income in connection with such program. Landroval Municipal Finance, Inc. focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
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
Over its twenty-seven year history, the Company has grown primarily through organic growth, but also has completed two whole bank acquisitions. On August 31, 2008, the Company acquired Fidelity & Trust Financial Corporation ("Fidelity") and on October 31, 2014 acquired Virginia Heritage Bank ("Virginia Heritage").
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

Eagle Bancorp, Inc 2025 Form 10-K	5

Table of Contents	Business

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
Up until the second half of 2024, the Company originated multifamily Federal Housing Administration ("FHA") loans through the Department of Housing and Urban Development's Multifamily Accelerated Program. The Company securitized these loans through the Government National Mortgage Association ("Ginnie Mae") MBS I program and sold the resulting securities in the open market to authorized dealers in the normal course of business and periodically bundled and sold the servicing rights. As of December 31, 2024, the Company had exited this business.
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
The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing. As of December 31, 2025, owner occupied commercial real estate and construction – commercial and industrial ("C&I") (owner occupied) represented approximately 23% of the loan portfolio while non-owner occupied commercial real estate and real estate construction represented approximately 57% of the loan portfolio. The combined owner and non-owner occupied and commercial real estate loans represented approximately 80% of the loan portfolio. Real estate also serves as collateral for loans made for other purposes, resulting in a combined total 82% of all loans in our portfolio being secured or partially secured by real estate. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan-to-value ("LTV") ratio of 80% and a minimum debt service coverage ratio ("DSCR") of 1.15 to 1.0. Personal guarantees may be required but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.
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

Eagle Bancorp, Inc 2025 Form 10-K	6

Table of Contents	Business

from the gains on sale, as well as servicing income on the portion participated. SBA loans other than Paycheck Protection Program ("PPP") loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA as well as internal loan size guidelines. Refer to "Note 4 – Loans and Allowance for Credit Losses" to the Consolidated Financial Statements for additional information regarding loan origination and risk management.
Our lending activities are subject to a variety of borrower lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank’s level of capital. As of December 31, 2025, the Bank had a legal lending limit of $195.0 million. As of December 31, 2025, the average loan size outstanding for Commercial Real Estate ("CRE") and C&I loans were $7.5 million and $1.7 million, respectively. In accordance with internal lending policies, the Bank may sell participations in its loans to other banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients. The risk of nonpayment (or deferred payment) of loans is inherent in all lending. The Bank’s marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those associated with loans to larger companies. Management and/or committees of the Bank carefully evaluate loan applications and attempt to minimize credit risk exposure by use of loan application data, due diligence and approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.
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

Eagle Bancorp, Inc 2025 Form 10-K	7

Table of Contents	Business

a permanent loan. The DSCR is ordinarily at least 1.15 to 1.0. As part of the underwriting process, DSCRs are generally stress tested assuming a 200 basis point increase in interest rates from their current levels.
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
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.2 billion as of December 31, 2025. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans that provide for the use of interest reserves represented approximately 38% of the outstanding ADC loan portfolio as of December 31, 2025. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection.
When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan, although as with all lending activities the Company remains exposed to credit risk. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third-party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.
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
The Bank historically has offered a full range of online banking services for both personal and business accounts and has a Mobile Banking application. In early 2024, the Bank launched a new online and mobile banking digital platform as the Bank seeks to further modernize its deposit offerings to its customers. Deposit services associated with this digital platform are available and marketed outside of the Bank's immediate market area across the United States. This digital banking platform is predominantly focused on Certificates of Deposits and High Yield Savings Accounts. Other deposit services offered by the Bank within our Washington, D.C. metropolitan area market include cash management services, business sweep accounts, lockbox, remote deposit capture, account reconciliation services, merchant card services, safe deposit boxes and Automated Clearing House origination. After-hours depositories and automated teller machine ("ATM") service are also available.
The Company and Bank maintain portfolios of short term investments and investment securities consisting primarily of U.S. agency bonds and government sponsored enterprise mortgage-backed securities, municipal bonds and corporate bonds. The Bank also owns equity investments related to membership in the Federal Reserve and the

Eagle Bancorp, Inc 2025 Form 10-K	8

Table of Contents	Business

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
Market Area
The primary market area of the Bank is the Washington, D.C. metropolitan area. With a population of 6.5 million and projected annualized growth rate of 0.55% through 2031, the region is the 6th largest metropolitan area in the U.S. (U.S. Census Bureau 2024). Total employment in the region is approximately 3.4 million per the 2026 Bureau of Labor Statistics report. The unemployment rate has increased since 2024. As of November 30, 2025 and 2024, the region had a 4.1% and 3.2% unemployment rate, respectively. The Washington, D.C. metropolitan area contains a substantial federal workforce, as well as a variety of support industries that employ professionals such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations and consultants. The Gross Regional Product for the metropolitan area in 2023 (latest data available) was reported at $714.7 billion, per the Federal Reserve Economic Data. This figure can be heavily attributed to the federal government, but other significant sectors include professional and business services, education, healthcare, leisure and hospitality. The region also has a very active non-profit sector including trade associations, colleges, universities and major hospitals. Transportation congestion and federal government spending and employment levels remain threats to future economic development and quality of life in the area.
Effective July 1, 2015, the Bank entered into a multi-faceted support agreement with George Mason University ("George Mason"), the Commonwealth of Virginia’s largest public research university. The agreement provides for significant educational support, and a strategic alliance including the Bank obtaining the naming rights to a multi-purpose sports and entertainment venue formerly known as the Patriot Center, now known as "EagleBank Arena" in Fairfax, Virginia for up to a 20-year term. Under the agreement, the Bank pays George Mason an annual fee to be used for scholarships, internships, overall educational, athletic support and beautification efforts.

Eagle Bancorp, Inc 2025 Form 10-K	9

Table of Contents	Business

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
Human Capital Resources and Management
Human Capital
At EagleBank, our culture is defined by our Relationships F.I.R.S.T. corporate values: Flexible, Involved, Responsive, Strong, and Trusted. We value our employees by investing in a healthy work-life balance, competitive compensation and benefit packages and a vibrant, team-oriented environment centered on professional service and open communication amongst employees. We strive to build and maintain a high-performing culture and be an "employer of choice" by creating a work environment that attracts and retains outstanding, engaged employees who embody our company mantra of "Relationships FIRST."
The Board oversees the strategic management of our human capital resources. The Human Resources Department’s day-to-day responsibility is managing our human capital resources.
Talent Acquisition and Retention
As of December 31, 2025, we employed 475 full and part time employees across our 17 locations, which includes our branch offices, corporate offices and lending and other operating facilities. During 2025, we hired 133 employees. Our voluntary turnover rate was 15%, 18% and 12%, respectively, for the years ended December 31, 2025, 2024 and 2023. None of our employees are represented by a union or subject to a collective bargaining agreement.
Opportunity, Belonging and Inclusion
We strive toward a powerful and inclusive team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to inclusion for every employee, we focus on understanding, accepting and valuing the differences among people. To accomplish this, we have established an Opportunity, Belonging & Inclusion Council made up of 20 employee representatives.
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

Eagle Bancorp, Inc 2025 Form 10-K	10

Table of Contents	Business

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
Employee Engagement
We regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. We host periodic all-employee conference calls to disseminate information and to respond to employee questions. In May 2025, we introduced an Enterprise Engagement Council and sub-councils for each location. These Councils provide an assortment of employee engagement and recognition events.
Learning and Development
We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that is designed to empower, intellectually grow and professionally develop our colleagues. Our employees receive continuing education courses that are relevant to the banking industry and their job function. We also offer leadership and customer service training. These resources help to provide employees with the skills they need to achieve their career goals, build management skills and become leaders within our Company. Employees have access to more than 23,000 on-demand learning solutions to help them learn new skills and advance in their career as well as certificate programs built around specific job roles. We also provide tuition reimbursement to help employees develop their skills and enhance their performance.
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

Eagle Bancorp, Inc 2025 Form 10-K	11

Table of Contents	Business

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
Share Repurchases. A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of its own then outstanding common stock if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or would violate any law, regulation, FRB order or directive or any condition imposed by, or written agreement with, the FRB. The FRB has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions. In addition, in certain circumstances a bank holding company’s repurchases of its common stock are subject to prior notice or supervisory non-objection under policies or supervisory expectations of the FRB. Redemptions of equity in the form of preferred stock are generally subject to a prior approval requirement, and the capital conservation buffer requirement can also restrict the Company’s ability to engage in repurchases of its regulatory capital instruments as described below under "Capital Adequacy."
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
The Bank. The Bank is a Maryland chartered commercial bank and a member of the Federal Reserve and a state member bank, whose accounts are insured by the Deposit Insurance Fund ("DIF") of the FDIC up to the maximum legal limits of the FDIC. The Bank is subject to regulation, supervision and regular examination by the State of Maryland Office of Financial Regulation and the FRB. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. As an institution with over $10 billion in total consolidated assets, the Bank became subject to increased regulation and supervision by the FRB and the FDIC in 2022. As of December 31, 2025, our total assets were $10.5 billion. Therefore, the Bank is subject to ongoing (rather than periodic) supervision, targeted examinations, more frequent loan portfolio reviews and other enhanced supervision. In particular, the FRB and the FDIC focus on the soundness of the Bank’s risk management framework and capabilities, given the greater complexity and impact of the Bank’s risks as a larger institution. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the DIF and not for the purpose of protecting shareholders or other investors.

Eagle Bancorp, Inc 2025 Form 10-K	12

Table of Contents	Business

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

Eagle Bancorp, Inc 2025 Form 10-K	13

Table of Contents	Business

so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.
The federal banking agencies have adopted rules, referred to as the Basel III Rules, to implement the framework for strengthening international capital and liquidity regulation adopted by the Basel Committee on Banking Supervision, or Basel III. The Basel III framework, among other things, (i) introduced the concept of common equity tier one capital ("CET1"); (ii) required that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; (iii) expanded the scope of the adjustments to capital that may be made as compared to prior regulations; and (iv) specified that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements. Under the Basel III Rules, repurchase or redemption of Additional Tier 1 and Tier 2 capital instruments requires prior approval of the appropriate federal banking agency, which in our case is the FRB for both the Company and the Bank. Prior approval to repurchase or redeem CET1 instruments is only required under the Basel III Rules to the extent that a separate legal or regulatory requirement for prior approval applies, such as the restrictions described under "Share Repurchases" above.
The Basel III Rules require institutions to maintain: (i) a minimum ratio of CET1 to risk-weighted assets of 4.5% plus a "capital conservation buffer" of 2.5% for an overall effective requirement of 7.0%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0% plus the capital conservation buffer for an overall effective requirement of 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of 8.0% plus the capital conservation buffer for an overall effective requirement of 10.5%; and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average of the month-end ratios each month during a calendar quarter).
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
In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as "Basel III Endgame." On July 27, 2023, the federal banking regulators proposed revisions to the Basel III Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Rules. The revised capital requirements of the proposed rule would not apply to the Company or the Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements. The federal banking regulators have subsequently indicated that they expect to issue a revised proposal in 2026.
In 2016, the Financial Accounting Standards Board ("FASB") issued the current expected credit losses model ("CECL"). CECL requires financial institutions to estimate and establish a provision for expected credit losses over the lifetime of the asset, at the origination or the date of acquisition of the asset, as opposed to reserving for incurred or probable losses through the balance sheet date. Upon implementation, an institution recognized a one-time cumulative effect adjustment to the allowance for credit losses ("ACL.") The federal banking regulators issued a final rule in March 2020 that provided banking organizations with an option to temporarily delay for two years the estimated impact of the adoption of the CECL methodology on regulatory capital, followed by a three-year phase-in period. The cumulative amount that is not recognized in regulatory capital was phased in at 25% per year beginning January 1, 2022. We elected to adopt the option provided in the March 2020 interim final rule, so our regulatory capital ratios prior to 2025 reflect this election to phase in the effects of CECL. 2025 regulatory capital ratios include the full impact from CECL now that the phase-in period has ended.

Eagle Bancorp, Inc 2025 Form 10-K	14

Table of Contents	Business

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
A "critically undercapitalized institution" is required to be placed in conservatorship or receivership within 90 days, unless the FDIC formally determines that forbearance from such action would better protect the DIF. Unless the FDIC or other appropriate federal banking agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized during the fourth calendar quarter after the date it became critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after an institution becomes critically undercapitalized unless good cause is shown and an extension is agreed to by the federal regulators. In general, good cause requires that adequate capital has been raised and is imminently available for infusion into the institution, except for certain technical requirements, which may delay the infusion for a period of time beyond the 90 day time period.
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

Eagle Bancorp, Inc 2025 Form 10-K	15

Table of Contents	Business

obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.
Regulatory Enforcement Authority. Federal banking law grants substantial enforcement powers to the federal banking agencies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. In October 2025, the FDIC and OCC issued a proposed rule that would define the term “unsafe or unsound practice” for purposes of their enforcement powers under the FDIA. The proposed definition would focus on whether the practice is likely to materially harm, or already has materially harmed, the financial condition of an institution. However, the FRB has not issued a similar proposal.
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
The Bank is subject to periodic examinations by the CFPB focused on compliance with consumer laws and regulations, as a banking organization over $10 billion in total assets.
In October 2024, the CFPB finalized a new rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider is also required to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with at least $10 billion but less than $250 billion in total assets, compliance with the rule’s requirements is required by April 1, 2027. The rule is the subject of litigation, which is currently stayed while the CFPB considers revisions to the rule.
During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court’s en banc rehearing of the case. The impact of these developments on banking organizations subject to CFPB regulation and supervision, including the Bank, is uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.
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

Eagle Bancorp, Inc 2025 Form 10-K	16

Table of Contents	Business

In addition, in recent years, certain states have enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities. In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations or political views. The Executive Order directs the U.S. Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities.
Financial Privacy and Cybersecurity. Under the Federal Right to Privacy Act of 1978 and the GLB Act, which imposes requirements regarding the safeguarding and confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, financial institutions are required to disclose their policies for collecting and protecting confidential information. Consumers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.
The federal banking regulators issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyberattack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyberattack. The Bank has adopted an Information Security Policy and Program that has been approved by the Board and reviewed by its regulators.
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
Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. The Bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the Bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements.
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

Eagle Bancorp, Inc 2025 Form 10-K	17

Table of Contents	Business

loans for construction, land development and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner occupied commercial real estate, representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. As of December 31, 2025, as per the regulatory guidance, commercial real estate loans (including construction, land and land development loans) represented 336.6% of consolidated risk based capital; however, growth in that segment over the past 36 months at (9.1)% did not exceed the 50% threshold laid out in the regulatory guidance. Construction, land and land development loans represented 92.09% of consolidated risk based capital as of December 31, 2025. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.
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
Affiliate Transactions. The Company and Bank are separate and distinct legal entities, and the Company is an affiliate of the Bank. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be a "covered transaction" under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of the bank's capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank's capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.
Incentive Compensation. The FRB reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
Under FRB guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
In 2016, the U.S. financial regulators, including the FRB and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including the Company and the Bank), but these proposed rules have not been finalized.

Eagle Bancorp, Inc 2025 Form 10-K	18

Table of Contents	Business

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to require policies mandating the recovery or "clawback" of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financials. NASDAQ’s listing standards pursuant to the SEC’s rule became effective October 2, 2023. The Company’s clawback policy adopted in accordance with these listing standards is included as Exhibit 97.1.
Climate-Related and ESG Developments. In recent years, certain lawmakers and regulators in and outside of the United States have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance ("ESG") matters. Several states have enacted or proposed statutes or regulations addressing climate change and other ESG issues. For example, California enacted climate-related disclosure laws requiring certain companies doing business in California to make certain climate-related disclosures, including but not limited to greenhouse gas emissions data and climate-related risks.
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
Risks Related to Our Business and Economic Conditions
Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies and economic conditions. These factors could have a material adverse effect on our earnings, net interest margin, financial condition, growth, liquidity, and stock price.
General economic, political, social and health conditions affect financial markets, and therefore, our business. Fiscal and monetary policies have a direct and indirect impact on the level and volatility of interest rates, market liquidity, the availability and cost of capital and credit, and market conditions of financing. For example, in recent years, interest rates have varied substantially due to central banks’ responses to changing macroeconomic conditions.
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

Eagle Bancorp, Inc 2025 Form 10-K	19

Table of Contents	Risk Factors

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
We may also experience continued and long-term negative impacts to our commercial credit exposure and an increase in credit losses within those industries, such as commercial real estate, that may be impacted by changes in consumer preferences or office occupancy rates. A large portion of our loan portfolio is related to real estate, with 80% consisting of commercial real estate and real estate construction secured by commercial real estate. As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for credit losses and write down or charge off loans, any of which would negatively impact our results of operations. In addition, market conditions are likely to continue to affect the value of real estate and commercial assets. As a result, in the event of foreclosure, it is possible that we will be unable to sell the foreclosed property at a price that will allow us to recoup a significant portion of the delinquent loan.
A significant number of our commercial real estate loans are secured by office properties. Although there has been some momentum on return to office, the impact of the COVID-19 pandemic is still being felt due to the significant changes in working arrangements that have impacted and continue to impact the performance of some of the office properties within our commercial real estate portfolio. Hybrid work arrangements, flexible work schedules, open workplaces and teleconferencing have become increasingly common. These practices enable businesses to reduce their office space requirements. This, in turn, has resulted in a supply and demand imbalance especially in office properties. A continuation of the movement towards these practices over time could continue to further erode the overall demand for office space and, in turn, place continued downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our borrowers, the office properties securing their loans, and our ability to collect the amounts owed to us.
Our calculation of our ACL relies on estimates and assumptions, resulting in the risk that our ACL may not cover actual future credit losses, which could result in an adverse effect on our business and results of operations.
We use a credit reserving methodology known as the CECL methodology. The provision for credit losses represents management’s estimate of expected credit losses on our portfolio and is recorded in the ACL on our loan portfolio. Management utilizes a variety of inputs in the calculation of its estimate, including historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and our internal loan processes. Historical loss data we use from a third-party service provider may not approximate our own historical loss experience.
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
Additionally, the credit quality of our loan portfolio factors into our CECL estimate. Our ability to accurately forecast and react to future losses may be impaired by significant uncertainties which could result in loan losses and other exposures that exceed our allowance. If the models, estimates and assumptions we use to establish reserves or the judgments we make in extending credit prove inaccurate in predicting future events, we may experience losses in excess of our CECL provision. As economic conditions change, we may have to increase our allowance, which could adversely affect our results of operations and financial condition.

Eagle Bancorp, Inc 2025 Form 10-K	20

Table of Contents	Risk Factors

We are subject to operational risks in connection with our employees and our technology that may adversely impact us.
Operational risk is inherent in our business. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. Operational risks that may have an adverse effect on our operations, include (i) risks related to our work productivity; (ii) increased spending on our business continuity efforts; (iii) increased strain on certain risk management practices, including, but not limited to, the effectiveness and accuracy of our models, given the potential lack of data inputs and comparable precedent; (iv) risks related to the effectiveness of our anti-money laundering and other compliance programs; (v) increased cybersecurity risk due to, among other things, the increased connectivity of third parties and electronic devices to our systems, hybrid work arrangements and new technologies, such as artificial intelligence; (vi) risks related to providing banking services through digital channels; and (vii) operational disruptions at our third-party service providers. Increased cyber risks in this context may include greater phishing, malware and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of sensitive, confidential, personal or proprietary information and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation, reputational damage and liability and could seriously disrupt our operations and the operations of any impacted customers.
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
Timely access to liquidity is essential to our business, and being able to meet obligations as they come due and pay deposits when they are withdrawn is critical to ongoing operations. If we are unable to meet our payment obligations on a daily basis, we may be subject to being placed into receivership, regardless of our capital levels. Our primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments and other short-term investments, maturities and monetization of investment securities, cash provided by operating activities and new core deposits into the Bank. Our ability to obtain or liquidate these primary sources of liquidity may be impacted by adverse economic conditions resulting from dynamic, complex, and other foreseen and unforeseen inter-related factors and events in the economic environment. If we were to rely on sales proceeds from the sale of investment securities within our portfolio in order to satisfy our obligations, we may be adversely impacted by our ability to transact and settle such sales. Sales of investment securities in an unrealized loss position would negatively affect our earnings and regulatory capital. In addition, in order to monetize our "held-to-maturity" securities, we expect to rely on pledging those securities for secured funding, and our liquidity may be impaired if we are unable to timely pledge those or any other securities due to a lack of available funding, operational impediments or otherwise. Our industry is susceptible to the negative impact of limited access to short-term and/or long-term sources of funds, which could result in a liquidity shortfall that could have an adverse effect on our operations, financial condition and earnings.
Our inability to access sources of financing at terms that are favorable to us may result in an adverse effect on our business, financial condition and results of operations.
Our liquidity could be adversely affected by any inability to access the debt or equity capital markets, liquidity or volatility in those capital markets, the decrease in value of eligible collateral or increased collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns or changes in regulations. Additionally, our liquidity may be negatively impacted by the unwillingness or inability of the Federal Reserve to extend credit through the discount window.

Eagle Bancorp, Inc 2025 Form 10-K	21

Table of Contents	Risk Factors

Our ability to raise additional financing depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities and on our financial condition and performance. We may be unable to raise additional financing if needed on acceptable terms.
We face competition in the deposit markets and have experienced, and in the future may experience, a significant outflow in our customer deposit accounts, the impact of which required us, and may in the future require us, to find alternative sources of financing, including brokered deposits and other borrowings, in order to fund our financing commitments and operating activities.
We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits, and must rely on more expensive sources of funding. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive other investment opportunities, such as stocks, bonds, or money market mutual funds, as providing a better risk/return trade-off. When customers move money out of bank deposits and into other investments, we may lose a relatively low-cost source of funds, increasing our funding costs and negatively affecting our business, liquidity, funding mix, results of operations or financial condition. Adverse changes in the real estate market in our market area could also have an adverse effect on our cost of funds and net interest margin, as we have a significant amount of noninterest-bearing deposits related to real estate sales and development.
Brokered deposits or other sources of financing, such as FHLB borrowings and repurchase agreements have historically been, and may in the future be, available only at higher financing costs. Generally, these alternative sources of financing may not be as stable as other types of deposits, or may be associated with higher levels of risk. An inability to maintain or replace customer and brokered deposits as they mature could negatively affect our liquidity, which could significantly reduce our future growth or materially adversely affect our business and our results of operations. If brokered deposits become more difficult to access, we may have to seek alternative funding sources, including accessing borrowings or selling loans or investment securities, in order to continue to fund our growth. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our growth. The migration from one financing source to another financing source may negatively impact our business. The lack of availability of sufficient brokered deposits may have a material adverse effect on our business, financial condition and results of operations.
In July 2025, President Trump signed into law the GENIUS Act, which establishes a regulatory framework for “payment stablecoins” and their issuers. Consumers and businesses may view payment stablecoins as a substitute for traditional bank deposits, resulting in deposit withdrawals. Depending on consumer and business interest in payment stablecoins, and the characteristics and utility of payment stablecoins, the passage of the GENIUS Act could result in increased competition with respect to the Bank’s deposit products. However, the GENIUS Act requires the U.S. Treasury Department and federal and state regulators to issue regulations on numerous topics to interpret and implement the statute, so the effect of the GENIUS Act will depend on what those regulations provide.
Our outstanding deposits with balances in excess of maximum FDIC insurance coverage limits may be more likely to be withdrawn or transferred to other financing sources with a higher costs to us, which could adversely impact our business, our financial condition, our results of operations, our liquidity and our funding mix.
As of December 31, 2025, we had approximately $2.3 billion of deposits, or 25% of our total deposits, in excess of the maximum FDIC insurance coverage limits. Deposits make up a significant source of financing for our operations and investment strategy. Customers who have uninsured deposits with us could present a heightened risk of withdrawal. Additionally, clients could elect to use other non-deposit funding products, such as repurchase agreements, that may require us to pay higher interest and to provide securities as collateral for our repurchase obligation. If a significant portion of our deposits were withdrawn, as happened in 2023, and could happen again, we may need to rely more heavily on more expensive borrowings and other sources of funding to fund our business and meet withdrawal demands, adversely affecting our net interest margin. The occurrence of any of these events could materially and adversely affect our business, liquidity, funding mix, results of operations or financial condition.
If we are unable to continue funding our assets through customer deposits or access capital markets on favorable terms or if we suffer an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our liquidity, net interest margin, financial results and condition may be materially adversely affected. In order to maintain appropriate levels of liquidity, we may need to, or be required to raise additional capital through the issuance of common stock, which could dilute the ownership of existing stockholders, or reduce or eliminate our common stock dividend to preserve capital. For example, the quarterly cash dividend amount was reduced to $0.01 in the fourth quarter of 2025 to preserve capital as the Company addresses asset quality matters.

Eagle Bancorp, Inc 2025 Form 10-K	22

Table of Contents	Risk Factors

Our inability to comply with capital and other regulatory requirements would have an adverse impact on our business, financial condition and results of operations and our ability to return capital to our shareholders.
The banking industry is highly regulated and supervised under federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking industry as a whole or the FDIC deposit insurance fund ("DIF.") The Company and Bank are subject to regulation and supervision by the Federal Reserve and the FDIC, as well as our state regulator. We are subject to U.S. regulatory capital rules, and banking regulators have broad authority to determine whether we are operating in a safe and sound manner, including with respect to liquidity risk management and asset quality. We may need to raise additional financing in the future to meet regulatory requirements, supervisory expectations or business needs. We must meet certain regulatory capital requirements and maintain sufficient liquidity, including to maintain our status as a well-capitalized institution. Additionally, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or change the size or composition of our balance sheet. If we fail to maintain capital to meet regulatory requirements, our regulators may place restrictions on our activities or impose penalties, which would adversely affect our liquidity, business, financial condition and results of operations. In addition, the need to meet supervisory expectations regarding capital planning, asset quality and liquidity risk management, among other areas, exposes us to risks relating to ratings downgrades, ongoing heightened supervisory scrutiny, expenses associated with remediation activities and enforcement actions.
Our ability to fund our operations, to grow and to return capital to our shareholders depends in part on our ability to maintain regulatory capital levels above minimum requirements plus buffers. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, if we grow faster than expected or if our capital position and capital planning do not meet supervisory expectations, we may need to obtain additional capital sooner than expected or we may be required to reduce our level of assets or reduce or suspend dividends or stock repurchases (if restarted) or refrain from pursuing growth opportunities we may otherwise consider attractive. Under those circumstances net income and our growth prospects may be adversely affected.
Our investment securities are subject to market risk and credit risk that may have an adverse impact on our financial condition and results of operations.
Our investment securities portfolio is classified as either "available-for-sale" securities, which are marked to market on a recurring basis and recorded at fair value with unrealized gains or losses reported in accumulated other comprehensive income (loss), or "held-to-maturity" securities, which are recorded at amortized cost less any associated ACL. A variety of factors beyond our control may significantly influence the fair values of AFS securities. These factors include, but are not limited to, market conditions, instability in the credit markets, rating agency downgrades of the securities, lack of market pricing of the securities, defaults of the issuers of the securities and issuer impairments. Conditions within the market or with the security may result in unrealized losses that may have a negative impact on our financial condition. If such losses were realized in a sales transaction of AFS securities, that may have a negative impact on our results of operations and our regulatory capital ratios.
Our investment securities portfolio as a whole is exposed to credit risk associated with rating agency downgrades and defaults or impairments of the issuers of those securities. We measure expected credit losses on our investment securities portfolio through our CECL estimate. Increases to the provision for credit losses would have a negative impact on our results of operations and regulatory capital ratios. Additionally, an insufficient CECL provision may result in additional losses that would also have an adverse impact on our results of operations. The investment securities portfolio’s performance, including the existence of unrealized and unrecognized losses in the portfolio, also may create other risks for us, particularly in conjunction with the conditions of the banking industry generally, that could result in deposit outflows or reduced access to funding, or negatively impact our ability to attract and retain prospective customers.
Damage to our reputation, including as a result of actual or alleged conduct or public opinion of the financial services industry generally could harm our operations, including our liquidity, competitive position and business prospects.
Risk to our business, liquidity, funding mix, earnings and financial condition from negative public opinion, adverse publicity or negative information is inherent in our business and has increased substantially due to the instant access and instantaneous transmission of information, which may include misinformation, including regarding actual or alleged conduct related to any number of activities or circumstances by the Bank, our directors, officers, employees and/or third parties. Our reputation may be harmed by our actual or perceived practices and disclosures and those of our customers and third parties. The speed and pervasiveness with which information can be disseminated through digital channels, in particular social media, could magnify risks relating to negative publicity.

Eagle Bancorp, Inc 2025 Form 10-K	23

Table of Contents	Risk Factors

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
Negative public opinion or damage to our brand could also result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance (including compliance with anti-money laundering statutes and regulations), security breaches or other cybersecurity incidents (including the use and protection of customer data), corporate governance, resolution of conflicts of interest and ethical issues, sales and marketing and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers' and the public's heightened expectations of financial institutions with rigorous privacy, data protection, data security and compliance practices, and could further harm our reputation. In addition, there has been an increased focus by investors and other stakeholders on topics related to corporate policies and approaches regarding sustainability and other issues. Due to divergent stakeholder views on these matters, we are at increased risk that any action, or lack thereof, concerning these matters will be perceived negatively by some stakeholders, which could negatively affect our business and reputation and heighten the risk of litigation.
Negative perceptions regarding our ability to maintain the security of our technology systems and protect customer data or our compliance programs, could lead to decreases in the levels of deposits that customers and potential customers choose to maintain with us or significantly increase the costs of attracting and retaining customers. We also face an increased risk of litigation and governmental and regulatory action and scrutiny in response to those conditions.
If we do not respond appropriately to the current economic environment, or if customers or other stakeholders do not perceive our response to be adequate, we could suffer damage to our brand, which could materially adversely affect our business. All these factors may erode consumer and investor confidence levels, and/or increased volatility of financial markets, could impact and/or adversely affect our reputation and the banking industry’s reputation which could harm our operations, including our liquidity, competitive position and business prospects.
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
We may not be able to achieve meaningful growth in asset levels, loans or earnings in future years. Moreover, if our asset size and loan portfolio were to increase, it may become more difficult to continue to grow in the future. Additionally, it may become more difficult to maintain or achieve improvements in our expense levels and efficiency ratio. We may not be able to achieve or maintain the relatively low levels of nonperforming assets that we have generally experienced prior to 2024. The inability to maintain or achieve growth of income, assets or deposits and increases in operating expenses or nonperforming assets may have an adverse impact on our results of operations, financial condition and the value of the common stock.
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

Eagle Bancorp, Inc 2025 Form 10-K	24

Table of Contents	Risk Factors

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
Management reviews and updates our systems of internal control and disclosure controls and procedures, as well as corporate governance policies and procedures, from time to time. Any system of controls is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations on internal controls could have a material adverse effect on our business, financial condition and results of operations.
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
The FRB's prior approval is required to acquire all or substantially all of the assets of any bank or savings association, to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of any bank or savings association or to merge or consolidate with any other bank holding company or savings and loan holding company. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition of approval, a condition which may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.
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
A substantial portion of our loans are secured by commercial real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for commercial developments. The performance and repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and, as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. Refer to the MD&A section "Loan Portfolio" for further discussion on the components of our loan portfolio and lending activities.
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

Eagle Bancorp, Inc 2025 Form 10-K	25

Table of Contents	Risk Factors

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
While no single depositor represented more than 10% of total deposits as of December 31, 2025, our ten largest depositors not associated with brokered pass-through relationships represented approximately 18% of total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of these depositors decides to change its relationship with us and to withdraw all or a significant portion of its deposits. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, including at potentially higher rates, which could negatively impact our net interest margin and have a material adverse effect on our business, financial condition, results of operations and growth prospects. If we are unable to source alternative sources of funding at attractive rates or at all, we could be required to sell or otherwise monetize securities from our investment securities portfolio, which could have similar adverse consequences.
Changes in interest rates and other factors beyond our control could have an adverse impact on our financial performance and results.
Our liquidity, funding mix, competitive position, business, results of operations and financial condition depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest-bearing assets and the interest rates we pay on interest-bearing deposits and other liabilities. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or re-price more quickly than interest earning assets in a period, an increase in market rates of interest could reduce net interest income, possibly materially. Similarly, when interest earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income, possibly materially. Fluctuations in interest rates have a direct impact on our credit spreads and the cost of our funding. Changes in our credit spreads and funding costs are market driven and may be influenced by market perceptions of our creditworthiness, including changes in our credit ratings or changes in broader financial market and macroeconomic conditions. Changes to interest rates, our credit spreads and funding costs occur continuously and may be unpredictable and highly volatile. Developments affecting other banking institutions or the banking sector generally can also have a significant effect on our funding costs. We may also experience net interest margin compression as a result of offering higher than expected deposit rates in order to attract and maintain deposits.
These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. Refer to "Item 7a. Quantitative and Qualitative Disclosures About Market Risk " for further discussion on our asset/liability management.
In addition, if interest rates continue to stay elevated or start to rise again, we may continue to experience deposit outflows. The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.
Fluctuations in inflation rates may also have a number of adverse effects on us. For example, material increases in inflation rates would likely result in an increase in personnel and other operational costs and an increase in salary and wage expenses, which comprise the Bank’s most significant non-interest expense category. Long periods of high inflation also result in higher interest rates, which will increase the Bank’s deposit costs and overall cost of funds. Higher interest rates will also reduce the value of the Bank’s investment portfolio holdings, and if such reductions are significant, they may materially limit our ability to meet future liquidity shortfalls by selling investments without realizing substantial losses. Higher interest rates can also adversely affect the creditworthiness of the Bank’s borrowers, and the commercial real estate loan portfolio is particularly sensitive to a higher interest rate environment. These and other indirect impacts of inflation could significantly adversely affect our earnings and capital in both the short term and long term.

Eagle Bancorp, Inc 2025 Form 10-K	26

Table of Contents	Risk Factors

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
The Bank has developed and aims to continue to develop new customer relationships. Going forward, due to competitive pressures, we are subject to the risk that we may not be able to retain the loans and deposits produced by these new relationships. There can be no assurance that our relationship banking model will enable us to keep a significant percentage of new relationships or continue to develop new relationships, that we would be able to maintain appropriate levels in the pricing, margins and asset quality or that we will be able to grow.
Our customers and businesses in the Washington, D.C. metropolitan area in general have been and may continue to be adversely impacted as a result of changes in government spending or the size of the federal workforce and may also be adversely affected by a government shutdown.
The presidential administration and certain governmental agencies have taken action to reduce government spending, including on government contractors, and the size of the federal government workforce. These announcements have had an adverse effect on the economy of the Washington, D.C. metropolitan area, which in turn could continue to adversely affect the Company and its borrowers. In particular, the presidential administration and certain government agencies have taken steps to reduce the real estate footprint of the federal government. Because the federal government occupies a significant amount of real estate in the Washington, D.C. metropolitan area, these actions have adversely affected the commercial real estate market in the metropolitan area. These developments have affected and may continue to affect the appraisals we receive on the real estate collateral underlying certain of our loans and may affect our ability to recover the outstanding balance of a loan secured by real estate that defaults.
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
Over the past year, the United States has announced new tariffs and increases in tariffs that represent substantial changes in U.S. trade policies and practices that have the potential to significantly affect the U.S. economy by increasing the cost of imported goods, disrupting supply chains, reducing exports, and slowing or reducing economic growth.
Prolonged uncertainty or restrictive trade policies could adversely affect the ability of borrowers to repay outstanding loans or the value of collateral securing these loans, and have other negative consequences, including, but not limited to, reduced consumer confidence, reduced employment, adverse conditions in financial markets, and higher,

Eagle Bancorp, Inc 2025 Form 10-K	27

Table of Contents	Risk Factors

more volatile or persistent inflation. Due to the rapidly evolving and changing state of U.S. trade policies and practices, the amount and duration of any tariffs, and the responses of other countries, the ultimate effects of changes in the U.S. trade policies and practices on the Company, its borrowers, financial markets and the overall U.S. economy are highly uncertain and unpredictable. To the extent that risks or developments relating to U.S. trade policy have a negative impact on the financial condition of borrowers, the U.S. economy or financial markets, it could also have an adverse effect on our business, financial condition and results of operations.
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
Climate-related risks or government action and societal responses to climate-related risks could adversely affect our results of operations.
The likelihood of the occurrence and severity of natural disasters has been increasing, as has the prevalence and severity of extreme heat, sea level rise, drought, storms and other instances of extreme weather. Such significant natural disasters may negatively impact the Company’s geographic markets, disrupting the operations of the Company, our customers or third parties on which we rely. Damages to real estate underlying mortgage loans or real estate collateral, declines in economic conditions in geographic markets in which the Company’s customers operate and increased premiums for and reduced availability of insurance may impact our customers’ ability to repay loans or maintain deposits due to climate-related risks, which could increase our delinquency rates and average credit loss.
Companies are facing increasing scrutiny from customers, regulators and other governmental authorities, investors and other stakeholders related to their environmental, social and governance ("ESG") practices and disclosure. New government regulations could result in more stringent forms of ESG oversight and reporting and diligence and disclosure requirements. Increased ESG related compliance costs, in turn, could result in increases to our overall operational costs. Conversely, there has been increasing anti-ESG sentiment in the U.S., which has led and is likely to continue to lead to new anti-ESG policies and legislative and regulatory requirements discouraging or preventing ESG-related initiatives. As a result, we may face heightened and potentially conflicting regulatory and legal requirements, as well as reputational scrutiny. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards, including with respect to the Company’s involvement in certain industries or projects associated with causing or exacerbating climate change, may negatively affect the Company’s reputation and commercial relationships, which could adversely affect our business.
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

Eagle Bancorp, Inc 2025 Form 10-K	28

Table of Contents	Risk Factors

our bankers. If we are unable to recruit successful bankers, or lose the services of any of our bankers to a new or existing competitor or otherwise, we may be unable to establish and retain valuable relationships and some of our customers or potential customers could choose to use the services of a competitor instead
Moreover, the Company relies significantly on the expertise and experience of our executive officers and senior management, whose skills, years of industry experience and relationships with customers may be difficult for the Company to replace. Our President and Chief Executive Officer, Susan Riel, has announced her intention to retire effective as of a date to be mutually agreed between her and the Board of Directors, no later than December 31, 2026. Ms. Riel’s departure or the loss of service of one or more of our other key personnel could reduce the Company’s ability to successfully implement its long-term business strategy, our business could suffer and the value of the Company’s common stock could be materially adversely affected. Other leadership changes may occur from time to time and the Company cannot predict whether significant resignations will occur or whether the Company will be able to recruit additional qualified personnel and suitable successors. There can be no assurance that the Company can adequately prepare for these risks prior to their occurrence or that they will not have a material impact on our financial condition and results of operations.
Risks Related to Investing in Our Stock
Our ability to make distributions in respect of our securities may be limited.
Our ability to pay a cash dividend on our common stock, to repurchase shares of our common stock or to pay interest on our debt depends largely upon the ability of the Bank to declare and pay dividends to the Company. Payment of distributions on our securities will also depend upon the Bank’s earnings, financial condition and need for funds, as well as laws, regulations and governmental policies applicable to the Company and the Bank, which limit the amount of distributions that may be made. In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank each must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends and repurchasing shares. The payment of dividends in any period and the adoption or implementation of a share repurchase program do not mean that the Company will continue to pay dividends at the current level, or at all, or that it will repurchase any shares of common stock. Refer to "Regulation" under Item 1 and to "Market for Common Stock" under Item 5 for additional information.
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
With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be "acting in concert" from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of the Company’s voting stock or obtaining the ability to control in any manner the election of a majority of its directors or otherwise direct the management or policies of the Company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Maryland law. Also, the Maryland General Corporation Law contains several provisions that may make it more difficult for a third party to acquire control of the Company without the approval of its Board and may make it more difficult or expensive for a third party to acquire a majority of its outstanding common stock.

Eagle Bancorp, Inc 2025 Form 10-K	29

Table of Contents	Risk Factors

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
Litigation and regulatory actions, including enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our activities.
In the normal course of our business, we are named as a defendant in various legal actions arising in connection with our current and/or prior business activities or public disclosures. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, we may be subject to regulatory enforcement actions. We are also continually the subject of exams, subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by various government agencies and other bodies regarding our current and/or prior business activities. Additionally, from time to time we receive demand letters from shareholders, and such letters may lead to these shareholders filing claims or derivative suits against us if our engagement with such shareholders ends in a failure to successfully negotiate a settlement.
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
Further, in litigation and regulatory matters, it is inherently difficult to determine whether any loss is probable or whether it is possible to estimate the amount of any reasonably possible loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual fine, penalty or other relief, conditions or restrictions, if any, may be, particularly for actions that are in their early stages of investigation. We may be required to pay fines or civil money penalties or make other payments in connection with certain of these issues. This uncertainty makes it difficult to estimate probable losses, which, in turn, can lead to substantial disparities between the reserves we may establish for such proceedings and the eventual settlements, fines or penalties. For example, as disclosed in “Note 19 – Commitments and Contingent Liabilities” and “Note 25 - Subsequent Events”, subsequent to the Company’s issuance of its earnings release on January 21, 2026, the Company accrued a provision in the amount of $10 million relating to the investigation by the U.S. Attorney’s Office for the Middle District of Pennsylvania referenced in Note 19. While the Company and Bank carry insurance to protect us from material outlays (excluding regulatory fees and penalties), such insurance may not always fully or even substantially cover such outlays. The Company maintains director and officer insurance policies ("D&O Insurance Policies") that provide coverage for legal defense costs. When the D&O Insurance Policies are exhausted, the Company is responsible for paying the defense costs associated with those investigations and litigations (to include unpaid receivables from the insurance carriers) for itself and on behalf of any current and former officers and directors entitled to indemnification from the Company. The Company has incurred and may incur in the future legal costs in connection with current ongoing and any potential future investigations and legal proceedings, as they are dependent on various factors, many of which are outside of the Company’s control. In the event such costs are significant, they could have a material adverse effect on our business, financial condition, results of operations and stock price.
Our operation in our regulatory environment, both current or updated as a result of new or updated laws or rules, may have an adverse impact on our business, our financial condition and our results of operations.
The banking industry is highly regulated and supervised under federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC DIF, and not our shareholders or other security holders. The Company and Bank are subject to regulation and supervision by the Federal Reserve and the FDIC, as well as our state regulator. Compliance with these laws and

Eagle Bancorp, Inc 2025 Form 10-K	30

Table of Contents	Risk Factors

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
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information ("PII") in various information systems that we maintain and in those maintained by third-party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third parties), as well as planning for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. We have incurred and expect to continue to incur costs in connection with our policies and procedures designed to ensure that our collection, use, transfer, storage and

Eagle Bancorp, Inc 2025 Form 10-K	31

Table of Contents	Risk Factors

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
Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties and could damage our reputation and otherwise adversely affect our business, financial condition and results of operations.
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

Eagle Bancorp, Inc 2025 Form 10-K	32

Table of Contents	Risk Factors

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
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services, including those based on artificial intelligence and blockchain technologies. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete effectively and could have a material adverse effect on our business, financial condition or results of operations. As these technologies are improved in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have a material adverse effect on our business, financial condition and results of operations.
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

Eagle Bancorp, Inc 2025 Form 10-K	33

Table of Contents	Cybersecurity

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
The Board is responsible for the oversight of cybersecurity risk management, as well as the selection of a Chief Information Security Officer ("CISO"), the management official responsible for administering and executing the information security program. The Board’s Technology Oversight Committee ("TOC") assists the Board in its oversight of the information security program. The TOC reviews information security metrics, oversees significant instances of non-compliance with the information security policy and monitors remediation of those instances, and reviews the appointment of the CISO for recommendation to the Board.
At the management level, the Enterprise Risk Management Committee ("ERMC") is primarily responsible for cybersecurity risk management. As it pertains to the information security program, the ERMC assesses and monitors information security risks and approves the information security policy on at least an annual basis. Certain instances of non-compliance with the information security policy are escalated to the ERMC, which may further escalate to the TOC as appropriate. Once escalated to a committee, the committee is responsible for overseeing related remediation.
Our CISO is responsible for the overall administration and execution of the information security program and reports to our Chief Risk Officer ("CRO"). Our CISO has over fifteen years of experience working in information security and risk for a variety of companies and organizations, including multiple financial institutions. The CISO monitors the security of, among other things, systems, applications, tools, databases, computers, websites, cloud infrastructure, vendor tools, and user access systems. The CISO performs an annual information security risk assessment, which, among other things, documents inherent risk levels and controls in place to manage those risks. The information security risk assessment is presented to the Board annually.
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
The Company employs third parties in certain aspects of its information security and cybersecurity risk management. For example, we utilize third parties to conduct certain security operations and maintain certain information security infrastructure. We have a Third Party Risk Management Policy, which addresses the identification, measurement, monitoring, and management of our third-party service provider relationships, including those related to information security. The Director of Third-Party Risk Management, along with the CISO, assess and monitor information risks posed by third parties and any non-compliance with the controls created to address such risks. With respect to cybersecurity incidents affecting our third-party service providers, the Director of Third-Party Risk Management works with our service providers to understand and document any incidents, along with managing the impact to us and reporting such incidents to the CRO, ERMC, TOC, and, if applicable, the Board.
To date, we have not incurred any material losses related to cybersecurity incidents. However, the risk management and governance processes described above may not be sufficient to prevent cybersecurity incidents, and we could incur substantial costs and suffer other negative consequences from cybersecurity incidents. See "Risk Factors" for more information on the cybersecurity risks facing the Company.

Eagle Bancorp, Inc 2025 Form 10-K	34

Table of Contents	Properties

ITEM 2.    PROPERTIES
Our principal office is located in Bethesda, Maryland. All properties out of which the Company operates are leased properties. As of December 31, 2025, the Company and its subsidiaries operated out of 17 different locations (some of which have multiple leases); which include our principal corporate office, branch offices, lending centers and an operations center in Washington, D.C., Suburban Maryland and Northern Virginia metropolitan areas. Additional information with respect to premises and equipment and leases is presented in "Note 5 – Premises and Equipment" and "Note 6 – Leases" to the Consolidated Financial Statements.
ITEM 3.    LEGAL PROCEEDINGS
As disclosed in "Note 19 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, and the disclosure set forth in "Note 19 – Commitments and Contingent Liabilities" relating to certain legal matters is incorporated herein by reference.
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
As disclosed in “Note 19 – Commitments and Contingent Liabilities” and “Note 25 - Subsequent Events”, subsequent to the Company’s issuance of its earnings release on January 21, 2026, the Company accrued a provision in the amount of $10 million relating to the investigation by the U.S. Attorney’s Office for the Middle District of Pennsylvania referenced in Note 19.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
Part II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY
Market for Common Stock. The Company’s common stock is listed for trading on the Nasdaq Capital Market under the symbol "EGBN". During the year ended December 31, 2025, the average daily trading volume amounted to approximately 433,781 shares, an increase from approximately 310,723 shares during the year ended December 31, 2024. No assurance can be given that a more active trading market will develop or can be maintained. As of February 9, 2026, there were 30,363,447 shares of common stock outstanding, held by approximately 440 shareholders of record. Based on the most recent analysis, the Company believes beneficial shareholders number is approximately 20,686. As of February 9, 2026, our directors and executive officers own approximately 3% of our outstanding shares of common stock.
Dividends. The Company pays a regular quarterly cash dividend. In 2025, the Company declared four cash dividends with an aggregate value of $0.505 per share, or 15.3 million. The quarterly cash dividend amount was reduced to $0.165 in the third quarter of 2024 to reflect the company’s growth plans and was reduced further to $0.01 in the fourth quarter of 2025 to preserve capital as the Company addresses asset quality matters. Beginning in January 2025, the Company commenced declaring dividends at the time of the quarterly earnings release; previously, it declared dividends at the end of the quarter.
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

Eagle Bancorp, Inc 2025 Form 10-K	35

Table of Contents	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. As of December 31, 2025, the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.
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
Issuer Repurchase of Common Stock. The Company did not repurchase any shares of its common stock during the year ended December 31, 2025.
See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for "Securities Authorized for Issuance Under Equity Compensation Plans."
Stock Price Performance. The following table compares the cumulative total return on a hypothetical investment of $100 in the Company’s common stock from December 31, 2020 through December 31, 2025, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (U.S. Companies), S&P 500 Index and the KBW Regional Banking Index for the comparable period, including reinvestment of dividends. The KBW Regional Banking Index seeks to reflect the performance of publicly traded companies that do business as regional banks or thrifts listed on all U.S. stock markets.

Eagle Bancorp, Inc.

	Years Ended December 31,
	2020	2021	2022	2023	2024	2025
Eagle Bancorp, Inc.	$100.00	$144.50	$113.19	$81.28	$74.90	$63.24
Nasdaq Composite Index	100.00	122.18	82.42	119.22	154.48	187.13
S&P 500 Index	100.00	128.71	105.40	133.11	166.41	196.17
KBW Nasdaq Regional Banking Index	100.00	136.64	127.18	126.67	143.39	152.71
ITEM 6.    [RESERVED]

Eagle Bancorp, Inc 2025 Form 10-K	36

Table of Contents	Management's Discussion and Analysis

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
The following discussion provides information about the results of operations, financial condition, liquidity, asset quality, and capital resources of the Company as of and for the periods indicated. The Company’s primary subsidiary is the Bank, and the Company’s other direct and indirect active subsidiaries are Bethesda Leasing, LLC, Eagle Insurance Services, LLC and Landroval Municipal Finance, Inc.
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.
We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report as that disclosure is included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission ("SEC") on February 27, 2025. You can reference the discussion and analysis of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2024 in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" within that report.
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

Eagle Bancorp, Inc 2025 Form 10-K	37

Table of Contents	Management's Discussion and Analysis

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
•Political uncertainty in the United States, changes in government spending and workforce and their effects on the economy of the Washington, D.C. metropolitan area;
•Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; and
•The factors discussed under the caption "Risk Factors" in this report.
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
The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has twelve branch offices (six in Suburban Maryland, three in Washington, D.C. and three in Northern Virginia), a principal corporate office, four lending centers (two are co-located with branches and one co-located in the principal corporate office) and one operations center. Refer to the "Business" section above, which describes in detail the various banking services offered.
General economic, political, social and health conditions affect financial markets, and therefore, our business. Although the economy experienced higher levels of inflation in the recent past, the inflationary pressure continued to subside during 2025 and the Federal Reserve decreased interest rates three times for a total of 75 basis points. Fiscal and monetary policies have a direct and indirect impact on the level and volatility of interest rates, liquidity of financial markets, the availability and cost of capital, and market conditions of financing. Actual real U.S. GDP

Eagle Bancorp, Inc 2025 Form 10-K	38

Table of Contents	Management's Discussion and Analysis | General

growth for 2025 was 2.2%, compared to 2.8% growth in 2024, as the economy continues to grow despite continuing to experience the effects of inflationary pressures and higher interest rates which were raised in 2022 and 2023. Unemployment increased through 2025 as the U.S. unemployment rate ended the year at 4.4%, up from 4.1% at the end of 2024.
Longer-term U.S. interest rates slightly increased in 2025, with the ten year U.S. Treasury rate averaging 4.29% in 2025 as compared to 4.21% in 2024. The yield curve steepened in 2025 as short-term rates decreased due to Federal Reserve rate cuts while long-term rates increased compared to 2024.
We believe the Company’s primary market, the Washington, D.C. metropolitan area, continues to exhibit resilience relative to other parts of the country despite the volatility in the current economic environment. The Washington, D.C. metropolitan area maintains a diverse economy which includes the public sector, a large healthcare component, substantial business services and a highly educated work force. The private sector, in particular, the Leisure and Hospitality sector has seen some recovery in recent years following the adverse effects of the pandemic. The multi-family commercial real estate leasing sector, notwithstanding increased supply of units in the Bank’s market area, has held up relatively well, particularly for well-located close-in projects. While commercial real estate ("CRE") office properties continue to experience challenges and we recognized losses in that sector in 2025, the Company has remained focused on monitoring this sector and working with borrowers in order to mitigate further credit losses within our loan portfolio. Overall, we believe commercial real estate values have generally decreased and we continue to be cautious of the cap rates at which such assets are trading, resulting in conservative valuations.
As of December 31, 2025, the Company had total assets of approximately $10.5 billion, total loans held for investment of $7.3 billion and total deposits of $9.1 billion. We have remained cognizant of the volatility in our industry, capital markets and interest rate markets. Loan balances decreased in the CRE segments in 2025 while we saw increases in our commercial and owner-occupied commercial real estate loans portfolio. Additionally, we experienced changes in our funding mix as increases in interest-bearing deposits offset a decrease in noninterest-bearing deposits. The yield on earning assets decreased in 2025. During the year ended December 31, 2025, the yield on earning assets decreased by 34 basis points (from 5.65% to 5.31%) while cost of funds decreased 42 basis points (from 3.59% to 3.17%).
The Company’s capital position remained strong in 2025 as a result of its strong retained earnings position, despite the impact of the increased loan provision and resulting 2025 net loss. The Company paid a quarterly dividend in each quarter of 2025; however, the quarterly cash dividend amount was reduced to $0.01 in the fourth quarter of 2025 to preserve capital as the Company addresses asset quality matters.
The Company believes its strategy of remaining growth-oriented, retaining talented staff and maintaining focus on seeking quality lending and deposit relationships will inure to the benefit of the organization's success. Additionally, the Company believes this strategy of relationship building has fostered future growth opportunities, as the Company’s reputation in the marketplace remains strong.
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

Eagle Bancorp, Inc 2025 Form 10-K	39

Table of Contents	Management's Discussion and Analysis | Critical Accounting Policies and Estimates

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
The Company uses regression analysis of historical internal and peer data provided by a third-party service provider (as Company loss data alone is insufficient) to determine suitable loss drivers to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD will react to forecasted levels of the loss drivers. During 2024, management enhanced the cash flow model to incorporate additional macroeconomic variables. The four economic variables selected, national unemployment (original variable used), Commercial Real Estate ("CRE") Price Index, House Price Index and Gross Domestic Product ("GDP"), are incorporated by utilizing a Loss Driver Analysis approach that factors in historical losses, including during the Great Recession, of regional peer banks and the Bank. The updated model incorporates a weighting of three economic scenarios; baseline, upside and downside. The scenarios cover the four economic forecast variables, with each segment of the portfolio linked to two of these variables, depending on the segment. The loss driver analysis is spread over a reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
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

Eagle Bancorp, Inc 2025 Form 10-K	40

Table of Contents	Management's Discussion and Analysis | Selected Financial Data

Selected Financial Data
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the year ended December 31, 2025. The information contained in this section should be read together with the December 31, 2025 audited Consolidated Financial Statements and the accompanying Notes included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
This section of this Form 10-K generally discusses 2025 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2024.

		As of December 31,
(dollars in thousands)		2025	2024
Consolidated Balance Sheets:
Securities - available-for-sale		$976,770	$1,267,404
Securities - held-to-maturity		854,780	938,647
Loans held for sale		90,650	—
Loans held for investment		7,280,459	7,934,888
Allowance for credit losses		(159,604)	(114,390)
Total assets		10,497,203	11,129,508
Deposits		9,133,606	9,131,078
Other short-term borrowings		—	490,000
Long-term borrowings		76,428	76,108
Total liabilities		9,365,920	9,903,447
Total shareholders’ equity		1,131,283	1,226,061

	For the Year Ended December 31,
(dollars in thousands except per share data)	2025	2024	2023
Consolidated Statements of Operations:
Interest income	$604,482	$687,563	$625,327
Interest expense	334,595	398,875	334,781
Provision for credit losses	293,097	66,360	31,536
Noninterest income	29,308	19,939	21,536
Goodwill impairment	—	104,168	—
Noninterest expense (including goodwill impairment)	200,655	274,634	153,293
Income (loss) before income tax expense	(196,184)	(30,240)	127,520
Income tax expense	(58,132)	16,795	26,986
Net income (loss)	(138,052)	(47,035)	100,534
Cash dividends declared	15,314	32,117	54,293
Total net revenue (1)	299,195	308,627	312,082

Per Common Share Data:
Net income (loss), basic	$(4.55)	$(1.56)	$3.31
Net income (loss), diluted	(4.55)	(1.56)	3.31
Dividends declared	0.505	1.07	1.80
Book value	37.26	40.60	42.58
Common shares outstanding	30,359,632	30,202,003	29,925,612
Weighted average common shares outstanding, basic	30,347,121	30,157,051	30,345,504
Weighted average common shares outstanding, diluted	30,347,121	30,157,051	30,393,100

Eagle Bancorp, Inc 2025 Form 10-K	41

Table of Contents	Management's Discussion and Analysis | Selected Financial Data

	For the Year Ended December 31,
	2025	2024	2023
Ratios:
Net interest margin	2.37%	2.37%	2.53%
Efficiency ratio (2)	67.06%	88.99%	49.12%
Return on average assets	(1.16)%	(0.38)%	0.84%
Return on average common equity	(11.47)%	(3.77)%	8.11%
CET1 capital (to risk weighted assets)	13.07%	14.63%	13.90%
Total capital (to risk weighted assets)	14.33%	15.86%	14.79%
Tier 1 capital (to risk weighted assets)	13.07%	14.63%	13.90%
Tier 1 capital (to average assets)	9.72%	10.74%	10.73%
Dividend payout ratio	(11.09)%	(68.28)%	54.00%

		As of December 31,
(dollars in thousands)		2025	2024
Asset Quality:
Nonperforming assets and loans 90+ past due(3)		$108,956	$211,449
Nonperforming assets and loans 90+ past due to total assets		1.04%	1.90%
Nonperforming loans to total loans		1.47%	2.63%
Allowance for credit losses to loans		2.19%	1.44%
Allowance for credit losses to nonperforming loans		149.31%	54.81%

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Asset Quality Activity:
Net charge-offs	$248,178	$38,555	$18,850
Net charge-offs to average loans	3.22%	0.48%	0.24%
(1)Total net revenue calculated as net interest income plus noninterest income.
(2)Computed by dividing noninterest expense by total net revenue.
(3)Excludes HFS loans.
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
The table below reconciles the GAAP financial measures to the associated non-GAAP financial measures.

	For the Year Ended December 31,
(dollars in thousands except per share data)	2025	2024	2023
Pre-provision net revenue:
Net interest income	$269,887	$288,688	$290,546
Noninterest income	29,308	19,939	21,536
Total net revenue	299,195	308,627	312,082
Less: Noninterest expense	(200,655)	(274,634)	(153,293)
Pre-provision net revenue	$98,540	$33,993	$158,789

Eagle Bancorp, Inc 2025 Form 10-K	42

Table of Contents	Management's Discussion and Analysis | Results of Operations

Results of Operations
Summary of Consolidated Statements of Operations
This section discusses our condensed consolidated results of operations and should be read together with our consolidated financial statements and the accompanying notes.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	Change
Net Interest Income	$269,887	$288,688	$(18,801)
Less: Provision for (Reversal of) Credit Losses	293,097	66,360	226,737
Less: Provision for (Reversal of) Credit Losses for Unfunded Commitments	1,627	(2,127)	3,754
Net Interest Income After Provision for (Reversal of) Credit Losses	(24,837)	224,455	(249,292)
Noninterest income	29,308	19,939	9,369
Noninterest expense	200,655	274,634	(73,979)
Income (Loss) Before Income Tax Expense	(196,184)	(30,240)	(165,944)
Income Tax Expense (Benefit)	(58,132)	16,795	(74,927)
Net Income (Loss)	$(138,052)	$(47,035)	$(91,017)
Net loss for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to higher provision for credit losses, partially offset by the corresponding income tax benefit and lower noninterest expense. See respective subsections below for the primary drivers of change and further discussion on net interest income, provision for credit losses, noninterest income, noninterest expenses, and income tax expenses.
When the impact of the provision is excluded, pre-provision net revenue ("PPNR"), a non-GAAP measure, was $98.5 million for the year ended December 31, 2025, as compared to $34.0 million for the same period in 2024. The increase was primarily due to lower noninterest expenses in the current period driven by the recognition of one-time goodwill impairment of $104.2 million during 2024 which resulted in higher noninterest expense in the prior period. For further discussion of drivers for this change, see the "Noninterest Expense" section below.
Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
The efficiency ratio, which measures the ratio of noninterest expense to total net revenue (the sum of net interest income and noninterest income), was 67.06% for 2025 compared to 88.99% for 2024. This improvement was primarily due to lower noninterest expenses in the current period driven by the recognition of one-time goodwill impairment of $104.2 million during 2024 which resulted in higher noninterest expense in the prior period.
Net interest margin, which measures net interest income as a percentage of earning assets, was flat at 2.37% for the year ended December 31, 2025 compared to 2.37% for the same period in 2024. For further information on the components and drivers of these changes, see the "Net Interest Income and Net Interest Margin" section below.
Loans, which generally have higher yields than securities and other earning assets, represented 68% and 66% of average earning assets for years ended December 31, 2025 and 2024, respectively. Refer to the "Loan Portfolio" below for further discussion on loans.
Average investment securities for year ended December 31, 2025 were 18.3% of average earning assets compared to 20.2% for the same period in 2024. Interest-bearing deposits with other banks represented 14.0% and 14.1% of average earning assets for years ended December 31, 2025 and 2024, respectively. Refer to the "Investment Securities and Short-Term Investments" section below for further discussion on investment securities.
The ratio of common equity to total assets decreased to 10.78% as of December 31, 2025, compared to 11.02% as of December 31, 2024. For December 31, 2025, the return (loss) on average assets ("ROAA") was (1.16)%, compared to (0.38)% for the same period in 2024. Total shareholders’ equity was $1.13 billion as of December 31, 2025, compared to $1.23 billion as of December 31, 2024, a decrease of 8%. The return (loss) on average common equity for December 31, 2025 was (11.47)%, compared to (3.77)% for the same period in 2024. All these decreases were primarily driven by higher credit losses in 2025.

Eagle Bancorp, Inc 2025 Form 10-K	43

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

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

Eagle Bancorp, Inc 2025 Form 10-K	44

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)

	For the Year Ended December 31,
	2025			2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest-bearing deposits with other banks and other short-term investments	$1,555,653	$66,356	4.27%	$1,717,180	$89,203	5.19%	$1,024,319	$52,587	5.13%
Loans held for sale	43,061	2,299	5.34%	3,241	101	3.12%	1,212	73	6.02%
Loans (1) (2)	7,713,886	492,508	6.38%	7,997,653	548,288	6.86%	7,815,832	518,007	6.63%
Investment securities available-for-sale (2)	1,184,313	24,716	2.09%	1,473,095	28,774	1.95%	1,584,239	32,074	2.02%
Investment securities held-to-maturity	900,764	19,242	2.14%	983,309	21,197	2.16%	1,057,445	22,586	2.14%
Total interest earning assets	11,397,677	605,121	5.31%	12,174,478	687,563	5.65%	11,483,047	625,327	5.45%

Noninterest earning assets	653,920			449,904			501,722
Less: allowance for credit losses	(152,154)			(104,020)			(79,218)
Total noninterest earning assets	501,766			345,884			422,504
Total Assets	$11,899,443			$12,520,362			$11,905,551

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction	$1,405,552	$42,097	3.00%	$1,700,301	$60,573	3.56%	$1,459,795	$46,140	3.16%
Savings and money market	3,714,262	125,609	3.38%	3,411,971	139,539	4.09%	3,176,203	132,374	4.17%
Time deposits	3,199,611	146,949	4.59%	2,432,713	120,309	4.95%	1,774,184	79,030	4.45%
Total interest-bearing deposits	8,319,425	314,655	3.78%	7,544,985	320,421	4.25%	6,410,182	257,544	4.02%
Customer repurchase agreements and federal funds purchased	25,710	764	2.97%	37,872	1,271	3.36%	36,663	1,218	3.32%
Derivative collateral liability	11,676	639	5.47%	—	—	—%	—	—	—%
Other short-term borrowings	228,357	11,086	4.85%	1,476,550	72,386	4.90%	1,521,160	73,253	4.82%
Long-term borrowings	76,276	8,090	10.61%	66,321	4,797	7.23%	69,861	2,766	3.96%
Total interest-bearing liabilities	8,661,444	335,234	3.87%	9,125,728	398,875	4.37%	8,037,866	334,781	4.17%

Noninterest-bearing liabilities:
Noninterest-bearing demand	1,898,067			1,987,886			2,508,687
Other liabilities	135,871			160,580			118,880
Total noninterest-bearing liabilities	2,033,938			2,148,466			2,627,567

Shareholders’ equity	1,204,061			1,246,168			1,240,118
Total Liabilities and Shareholders’ Equity	$11,899,443			$12,520,362			$11,905,551

Net interest income		$269,887			$288,688			$290,546
Net interest spread			1.44%			1.28%			1.28%
Net interest margin			2.37%			2.37%			2.53%
Cost of funds			3.17%			3.59%			3.17%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $15.1 million, $17.2 million and $16.7 million for the years ended 2025, 2024 and 2023, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc 2025 Form 10-K	45

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

Net interest income decreased in 2025 compared to 2024, primarily due to a larger decrease in interest-earning assets compared to interest-bearing liabilities. Additionally, average loan yields and interest bearing deposits with other banks and short term investments yields were lower in 2025 compared to the prior year, partially offset by lower rates on interest-bearing liabilities.
Net interest margin remained flat in 2025 compared to 2024. The cost of funds on interest-bearing liabilities decreased by 42 basis points from 3.59% for 2024 to 3.17% for 2025, while the yield on interest-earning assets had a decrease of 34 basis points from 5.65% for 2024 to 5.31% for 2025.
Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the period indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Year Ended December 31, 2025 Compared with Year Ended December 31, 2024			Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on:
Interest-bearing deposits with other banks and other short-term investments	$(8,391)	$(14,456)	$(22,847)	$35,662	$954	$36,616
Loans held for sale	1,241	957	2,198	122	(94)	28
Loans	(19,454)	(36,326)	(55,780)	12,049	18,232	30,281
Investment securities available-for sale	(5,641)	1,583	(4,058)	(2,250)	(1,050)	(3,300)
Investment securities held-to-maturity	(1,779)	(176)	(1,955)	(1,583)	194	(1,389)
Total interest income	(34,024)	(48,418)	(82,442)	44,000	18,236	62,236

Interest paid on:
Interest-bearing transaction	(10,500)	(7,975)	(18,475)	7,602	6,831	14,433
Savings and money market	12,363	(26,293)	(13,930)	9,826	(2,661)	7,165
Time deposits	37,927	(11,286)	26,641	29,334	11,945	41,279
Customer repurchase agreements	(408)	(98)	(506)	40	13	53
Derivative collateral liability	639	—	639	—	—	—
Other short-term borrowings	(61,191)	(108)	(61,299)	(2,148)	1,281	(867)
Long-term borrowings	720	2,573	3,293	(140)	2,171	2,031
Total interest expense	(20,450)	(43,187)	(63,637)	44,514	19,580	64,094
Net interest income	$(13,574)	$(5,231)	$(18,805)	$(514)	$(1,344)	$(1,858)

Eagle Bancorp, Inc 2025 Form 10-K	46

Table of Contents	Management's Discussion and Analysis | Results of Operations | Provision for Credit Losses

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
The table below presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Operations.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Provision for (reversal of) credit losses - loans	$293,392	$67,005	$30,346
Provision for (reversal of) credit losses - HTM debt securities	(295)	(645)	1,190
Total Provision for credit losses	$293,097	$66,360	$31,536

Net charge offs in ACL	$(248,178)	$(38,555)	$(18,850)
The change in the provision for credit losses on the loan portfolio for the December 31, 2025 was primarily attributable to the replenishment of the reserve following net charge-offs, as reported in the table above, and an increase in the qualitative reserve for CRE office loans ("office overlay").
Net charge-offs of $248.2 million during 2025 represented 3.22% of average loans held for investment, an increase from net charge-offs of $38.6 million in 2024, which represented 0.48% of average loans held for investment. During 2025, we began executing on a revised strategy for resolving criticized and classified loans with the goal of accelerating dispositions and reducing asset quality risk. In furtherance of this strategy, we obtained updated valuations in 2025 on the underlying collateral for certain loans and incorporated new information about borrower performance. Updated valuations obtained during the year reflected the rapidly changing commercial real estate market in the D.C. metro area, in many cases showing substantial declines. This information resulted in significant charge offs during 2025, primarily on office loans and other real estate loans with underlying office exposure and to a lesser extent on land, multifamily, and senior living loans.
Additionally, certain loans were transferred to loans held-for-sale ("HFS") in 2025, which resulted in additional charge-offs to record those loans at their fair value at the time of transfer. Total charge-offs in 2025 related to loans that were transferred to HFS or sold during 2025 were $176.5 million. We believe our actions in 2025 reflect a disciplined approach to credit risk management that incorporates updated market and borrower data into our loss estimates.
The office overlay increased in 2025 relative to 2024, impacted by updated assumptions associated with the PD and LGD rates as well as downward risk rating migration, as further discussed in the "Allowance for Credit Losses" section below. Although loans were transferred to held-for-sale, reducing the CRE office loan population, the resulting charge-offs on those loans informed higher loss factors on the remaining loans addressed by the office overlay, contributing to its elevated level for 2025. The increase in the office overlay for 2025 reflects management’s assessment of continued uncertainty in the CRE market, particularly within the office sector, as well as potential lag effects from interest-rate sensitivity, valuation declines, and refinancing risk. Management continues to monitor trends, including occupancy, capitalization rates, and market liquidity, across key metropolitan areas and may adjust qualitative reserves further as these factors evolve.
The ACL coverage ratio remains within management’s target range and reflects the current asset quality profile, though further provision expense may be required if collateral values or borrower performance continue to deteriorate.
The provision for credit losses for the held-to-maturity securities portfolio was recorded primarily on several corporate bonds. During the year ended December 31, 2025, there was a reversal of provision for credit losses of $295 thousand for the held-to-maturity securities portfolio, compared to a reversal of provision expense of $645 thousand for the year ended December 31, 2024.
The provision for credit losses for unfunded commitments is presented separately on the Consolidated Statements of Operations. This provision considers the probability that unfunded commitments will fund, among other factors.

Eagle Bancorp, Inc 2025 Form 10-K	47

Table of Contents	Management's Discussion and Analysis | Results of Operations | Provision for Credit Losses

There was a provision expense of $1.6 million for the year ended December 31, 2025, compared to a reversal of provision of $2.1 million for the year ended December 31, 2024, primarily due to higher unfunded commitments in our commercial and industrial portfolio during the current period.
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
Noninterest Income
Noninterest income includes service charges on deposits, gain/(loss) on sale of investment securities and loans, income from Bank-Owned Life Insurance ("BOLI") and other income. The table below summarizes the comparative noninterest income.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Service charges on deposits	$7,127	$6,843	$284	4%
Gain (loss) on sale of loans	(4,687)	57	(4,744)	N/A
Net gain (loss) on sale of investment securities	(3,823)	14	(3,837)	N/A
Increase in the cash surrender value of bank-owned life insurance	20,372	2,885	17,487	606%
Other income	10,319	10,140	179	2%
Total	$29,308	$19,939	$9,369	47%
The increase in total noninterest income in 2025 as compared to 2024 was primarily due to increases in the cash surrender value of BOLI investments in 2025 driven by additional BOLI investment of $200 million made in the first quarter of 2025, partially offset by elevated losses on the sale of HFS loans and AFS securities.
Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance assessments and other expenses. The table below summarizes the comparative noninterest expense.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Salaries and employee benefits	$87,859	$87,768	$91	—%
Premises and equipment expenses	12,027	11,382	645	6%
Marketing and advertising	5,016	5,449	(433)	(8)%
Data processing	16,574	14,093	2,481	18%
Legal, accounting and professional fees	10,168	9,286	882	9%
FDIC insurance	31,413	29,009	2,404	8%
Goodwill impairment	—	104,168	(104,168)	(100)%
Legal contingency	10,000	—	10,000	100%
Other expenses	27,598	13,479	14,119	105%
Total	$200,655	$274,634	$(73,979)	(27)%
The decrease in total noninterest expense for 2025 as compared to 2024, was primarily due to no goodwill impairment during the current period, partially offset by elevated other expenses driven by disposition costs associated with the sale of certain HFS loans and further valuation adjustment on the remaining HFS portfolio during the fourth quarter of 2025. Additionally, a legal contingency of $10 million was recognized in 2025 for an outstanding legal matter. See "Note 19 – Commitments and Contingent Liabilities" for further details.
The major components of other expenses include regulatory assessment fees, director compensation, real estate taxes, and insurance expenses. Additionally, other expenses were elevated for the current period primarily due to $6.3 million in disposition costs related to HFS loan sales and $8.4 million in valuation adjustment on the remaining HFS portfolio.

Eagle Bancorp, Inc 2025 Form 10-K	48

Table of Contents	Management's Discussion and Analysis | Results of Operations | Noninterest Expense

As a percentage of average assets, total noninterest expense was 1.69% for the year ended December 31, 2025 as compared to 2.19% in 2024, primarily due to no goodwill impairment during the current period.
Income Tax Expense
For the December 31, 2025, income tax benefit was $58.1 million, compared to income tax expense of $16.8 million for the December 31, 2024. The switch from income tax expense in 2024 to income tax benefit in 2025 was primarily due to a pre-tax loss of $196.2 million in 2025.
The effective tax rate for the year ended December 31, 2025 was 29.63%. The effective tax rate represents the percentage of income tax benefit against the pre-tax loss in 2025. The effective tax rate for 2025 varies from the 21% statutory rate primarily due to the tax benefit from the solar investment tax credits purchased at discount, low-income housing tax credit equity investment, tax-exempt interest income and tax-exempt income from the increase in the cash surrender value of BOLI.
Balance Sheet Analysis
Overview
This section discusses our condensed consolidated balance sheets and should be read together with our consolidated financial statements and the accompanying notes.

	As of
	December 31, 2025	December 31, 2024	Change
Assets
Cash and cash equivalents (1)	$695,693	$633,480	$62,213
Investment securities (2)	1,831,550	2,206,051	(374,501)
Loans held for sale	90,650	—	90,650
Loans held for investment, at amortized cost	7,280,459	7,934,888	(654,429)
Less: Allowance for credit losses	(159,604)	(114,390)	(45,214)
Loans held for investment, net of allowance	7,120,855	7,820,498	(699,643)
Deferred income taxes	132,330	91,472	40,858
Bank-owned life insurance	335,177	115,806	219,371
Other assets (3)	$290,948	$262,201	$28,747
Total Assets	$10,497,203	$11,129,508	$(632,305)

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,433,952	$1,544,403	$(110,451)
Interest-bearing transaction	1,038,154	1,211,791	(173,637)
Savings and money market	3,624,813	3,599,221	25,592
Time deposits	3,036,687	2,775,663	261,024
Total deposits	9,133,606	9,131,078	2,528
Customer repurchase agreements	—	33,157	(33,157)
Borrowings	76,428	566,108	(489,680)
Other liabilities (4)	155,886	173,104	(17,218)
Total Liabilities	9,365,920	9,903,447	(537,527)
Total Shareholders’ Equity	1,131,283	1,226,061	(94,778)
Total Liabilities and Shareholders’ Equity	$10,497,203	$11,129,508	$(632,305)
(1)Consists of cash and due from banks, interest-bearing deposits with banks, and other short-term investments.
(2)Consists of available-for-sale securities at fair value and held-to-maturity securities, net of allowance for credit losses.
(3)Consists of Federal Reserve and Federal Home Loan Bank stock, premises and equipment, right-of-use assets, other real estate owned, and other assets.
(4)Consists of operating lease liabilities, reserve for unfunded commitments and other liabilities.
See respective subsections below for the primary drivers of change and further discussion on investment securities, loans, allowance for credit losses, other earning asset, deposits and other borrowings.

Eagle Bancorp, Inc 2025 Form 10-K	49

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis

The decrease in total assets as of December 31, 2025 from December 31, 2024 was primarily due to declines in securities and loans balances from sales, maturities/liquidations and paydowns. This decrease in total assets was partially offset by additional BOLI investment during the year.
Investment securities, net of the allowance for credit losses, were $1.8 billion as of December 31, 2025 as compared to $2.2 billion as of December 31, 2024, a 17% decrease, primarily driven by maturities and paydowns on both AFS and HTM securities, and sales of AFS securities. The Bank does not currently plan to reinvest these proceeds back into the investment securities portfolio. Refer to the "Investment Securities and Short-Term Investments" section below for further discussion on investment securities.
Loans held for investment ("HFI") decreased by $654.4 million (from $7.9 billion as of December 31, 2024 to $7.3 billion as of December 31, 2025) while HFS loans increased by $90.7 million. Refer to the "Loan Portfolio", "Loan Maturity" and other loans-related sections below for further discussion on loans.
Total shareholders’ equity as of December 31, 2025 was $1.13 billion as compared to $1.23 billion as of December 31, 2024, a 8% decrease. The decrease in shareholders’ equity in 2025 was primarily due to net loss from operations of $138.1 million, and payment of cash dividends of $15.3 million, offset by $52.3 million in other comprehensive income. The ratio of common equity to total assets was 10.78% as of December 31, 2025 as compared to 11.02% as of December 31, 2024. Book value per share was $37.26 as of December 31, 2025, a 8.23% decrease from $40.60 as of December 31, 2024.
In order to be considered well-capitalized, the Bank must have a common equity tier one capital ("CET1") risk based capital ratio of 6.5%, a Tier 1 risk-based ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. The Company and the Bank exceeded all these requirements and satisfy the capital conservation buffer of 2.5% of CET1 capital as of December 31, 2025. Failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.
The Company's capital ratios remain substantially in excess of regulatory minimums and buffer requirements. The total risk based capital ratio was 14.33% as of December 31, 2025, as compared to 15.86% as of December 31, 2024. The CET1 risk based capital ratio was 13.07% as of December 31, 2025, as compared to 14.63% as of December 31, 2024. The tier 1 risk based capital ratio was 13.07% as of December 31, 2025, as compared to 14.63% as of December 31, 2024. The tier 1 leverage ratio was 9.72% as of December 31, 2025, as compared to 10.74% as of December 31, 2024. Refer to "Capital Resources and Adequacy" section below for further discussion on our capital.
Investment Securities and Short-Term Investments
This section and "Note 3 – Investment Securities" to the Consolidated Financial Statements provide additional information regarding the Company’s investment securities categorized as "available-for-sale" or AFS and as "held-to-maturity" or HTM. The Company classifies its investment securities as either AFS or HTM. The AFS classification requires that investment securities be recorded at fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders’ equity (accumulated other comprehensive income (loss)), net of deferred income taxes, while securities classified as HTM are recorded and presented at their amortized cost.

Eagle Bancorp, Inc 2025 Form 10-K	50

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Investment Securities and Short-Term Investments

The tables below provide information regarding the composition of the investment securities portfolio at the dates indicated. As of December 31, 2025, the investment portfolio balances for both AFS securities at fair value and HTM securities at amortized cost basis decreased as compared to December 31, 2024, and the composition of the portfolios changed, as displayed in the tables below.

	As of
	December 31, 2025			December 31, 2024
(dollars in thousands)	Fair Value	Percent of Total	Average Duration (in years)	Fair Value	Percent of Total	Average Duration (in years)
Investment securities available-for-sale:
U.S. treasury bonds	$—	—%	—	$24,776	2%	—
U.S. agency securities	337,708	35%	2.5	558,535	44%	2.5
Residential mortgage-backed securities	562,504	57%	3.8	625,316	49%	4.0
Commercial mortgage-backed securities	66,545	7%	3.8	48,945	4%	4.0
Municipal bonds	8,046	1%	5.3	8,014	1%	6.0
Corporate bonds	1,967	—%	5.1	1,818	—%	5.6
Total	$976,770	100%		$1,267,404	100%

	As of
	December 31, 2025			December 31, 2024
(dollars in thousands)	Amortized Cost	Percent of Total	Average Duration (in years)	Amortized Cost	Percent of Total	Average Duration (in years)
Investment securities held-to-maturity:
Residential mortgage-backed securities	$544,402	64%	5.1	$605,904	65%	5.4
Commercial mortgage-backed securities	85,760	10%	5.1	88,575	9%	5.4
Municipal bonds	106,875	12%	6.3	114,060	12%	6.7
Corporate bonds	118,773	14%	3.7	131,414	14%	4.3
Total	855,810	100%		939,953	100%
Allowance for credit losses	(1,030)			(1,306)
Total held-to-maturity securities, net of ACL	$854,780			$938,647
As of December 31, 2025, the AFS investment portfolio decreased by 23% and HTM investment portfolio decreased by 9%, as compared to December 31, 2024, primarily driven by maturities and paydowns on both AFS and HTM securities, and sales of AFS securities. The investment portfolio is managed to achieve goals related to liquidity, income, interest rate risk management and to provide collateral for repurchase agreements and borrowings from the FHLB and FRB discount window.
The Company had a net unrealized loss in AFS securities of $78.6 million with a deferred tax asset of $19.3 million as of December 31, 2025, as compared to a net unrealized loss in AFS securities of $141.5 million with a deferred tax asset of $34.8 million as of December 31, 2024 driven by lower market interest rates and securities approaching maturity.
As of December 31, 2025 and 2024, the Company had $38.5 million and $44.8 million, respectively, of unamortized unrealized losses outstanding following the transfer of investment securities from AFS to HTM in 2022. These unrealized losses are included in accumulated other comprehensive loss and are amortized through interest income as a yield adjustment over the remaining term of the securities.
As of December 31, 2025, there was no single issuer of securities owned by the Company with a book or fair value exceeding 10% of the Company’s shareholders’ equity, other than the U.S. Government, U.S. agencies and U.S. Government-sponsored enterprises.

Eagle Bancorp, Inc 2025 Form 10-K	51

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Investment Securities and Short-Term Investments

As of December 31, 2025, $66.5 million of corporate bonds were subordinated debt from other financial institutions. Corporate bonds generally, and subordinated debt in particular, pose credit risk such that if any of these issuers were to enter bankruptcy or insolvency proceedings, we could experience losses that may be material to operating results and our financial condition. We may also experience increases in provisions for credit losses, adversely affecting our earnings, if the creditworthiness of the issuers declines, whether due to idiosyncratic factors, economic conditions generally or other unforeseen factors or events.
The following tables provide information, on an amortized cost basis, for AFS and HTM portfolios regarding the expected maturity and weighted-average yield of the investment portfolio as of December 31, 2025. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available-for-sale:
U.S. agency securities	$58,374	1.57%	$224,088	1.69%	$62,720	1.75%	$10,067	1.25%	$355,249	1.67%
Residential mortgage-backed securities	55	1.88%	3,659	1.93%	163,073	1.46%	453,753	1.95%	620,540	1.82%
Commercial mortgage-backed securities	9,507	1.22%	8,290	3.19%	47,467	3.65%	3,667	3.86%	68,931	3.27%
Municipal bonds	—	—%	—	—%	—	—%	8,426	2.67%	8,426	2.67%
Corporate bonds	—	—%	—	—%	2,000	5.50%	—	—	2,000	5.50%
Total	$67,936	1.52%	$236,037	1.75%	$275,260	1.93%	$475,913	1.96%	$1,055,146	1.88%

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Residential mortgage-backed securities	$13	2.88%	$1,370	2.92%	$13,059	2.29%	$529,960	2.64%	$544,402	2.63%
Commercial mortgage-backed securities	—	—%	28,263	2.72%	20,455	2.44%	37,042	2.63%	85,760	2.61%
Municipal bonds	—	—%	14,366	3.06%	41,434	3.23%	51,075	3.41%	106,875	3.29%
Corporate bonds	4,897	4.26%	56,657	3.67%	57,219	3.89%	—	—%	118,773	3.80%
Total	$4,910	4.26%	$100,656	3.31%	$132,167	3.30%	$618,077	2.70%	855,810	2.88%
Allowance for credit losses									(1,030)
Total held-to-maturity securities, net of ACL									$854,780
Interest-bearing deposits with banks and other short-term investments primarily consist of liquid assets held at the Federal Reserve to meet general liquidity needs of the Company. Interest-bearing deposits with banks and other short-term investments were $684.0 million as of December 31, 2025, as compared to $619.0 million as of December 31, 2024, an increase of $65.0 million or 10%, primarily due to an increase in deposits at the Federal Reserve.

Eagle Bancorp, Inc 2025 Form 10-K	52

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

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
Loans held for investment were $7.3 billion as of December 31, 2025, as compared to $7.9 billion as of December 31, 2024, a decrease of $654.4 million or 8.2%. During the year ended December 31, 2025, certain loans, primarily income producing commercial real estate loans, were reclassified from HFI to HFS loans. This reclassification resulted in net charge-offs of $132.3 million in order to bring the loans to the lower of cost or fair value of $201.4 million at the time of transfer. During the twelve months ended December 31, 2025, seven HFS loans were sold, resulting in a loss of $4.7 million. There were $90.7 million in loans held for sale as of December 31, 2025 and none as of December 31, 2024.
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
Market rates in 2025 for our new loan originations on average have been fairly consistent with the market rates at the end of 2024, even though short-term interest rates decreased. In 2025 the Federal Reserve adjusted short-term interest rates downwards three times for a total decrease of 75 basis points. We continue to see opportunities for growth in the commercial lending market and our processes for evaluating these opportunities are designed to ensure they are subject to reasonable underwriting standards, including appropriate cash flow necessary to support debt service. Following origination, we continue to monitor our borrowers' business plans and assess primary and alternative sources for loan repayment and, if necessary, obtain collateral or additional collateral to mitigate credit loss in the event of default.
The Bank has a large portion of its loan portfolio related to real estate, with 80% consisting of commercial real estate and real estate construction loans as of December 31, 2025. Non-owner occupied commercial real estate and commercial and residential construction represented 57% of the loan portfolio while the remaining 23% is represented by the "owner occupied - commercial real estate" and "construction - C&I (owner occupied)" loans.
The table below presents loans, net of amortized deferred fees and costs by major category.

	As of
	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,338,486	18%	$1,183,628	15%
Income producing - commercial real estate	3,350,718	46%	4,064,846	51%
Owner occupied - commercial real estate	1,602,124	22%	1,269,669	16%
Real estate mortgage - residential	37,100	1%	50,535	1%
Construction - commercial and residential	795,400	11%	1,210,763	15%
Construction - C&I (owner occupied)	108,468	1%	103,259	1%
Home equity	47,448	1%	51,130	1%
Other consumer	715	—%	1,058	—%
Total loans	7,280,459	100%	7,934,888	100%
Less: allowance for credit losses	(159,604)		(114,390)
Loans, net(1)	$7,120,855		$7,820,498
(1)Excludes accrued interest receivable of $35.9 million and $42.9 million as of December 31, 2025 and December 31, 2024, respectively, which is recorded in other assets.
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

Eagle Bancorp, Inc 2025 Form 10-K	53

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

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
As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $5.7 billion and $6.5 billion, or 78.3% and 81.5% of total loans, of amortized cost outstanding as of December 31, 2025 and December 31, 2024, respectively. Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. Income producing CRE loans collateralized by office properties comprised approximately $576.1 million and $862.2 million, or 7.9% and 10.9% of total loans, as of December 31, 2025 and December 31, 2024, respectively.
Office loans within Washington, D.C., Washington's Maryland Suburbs and Northern Virginia were $545.8 million and $795.0 million, or 7.5% and 10.0% of total loans, as of December 31, 2025 and December 31, 2024, respectively.
The chart below displays the geographic concentration of income producing - CRE office loans in our loan portfolio, as percentage of total principal balance.

Central business district of Washington, D.C.	Washington, D.C. (outside of the central business district)

Washington's Maryland Suburbs	Northern Virginia

Eagle Bancorp, Inc 2025 Form 10-K	54

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

The table below summarizes the Company's income producing - commercial real estate loans, at principal balance, by collateral location and type.

	As of December 31, 2025
		Maryland		Virginia
(dollars in thousands)	Washington, D.C.	Washington, D.C. Suburbs	Other	Northern Virginia	Other	Other	Total	Percent of Total
Collateral Type:
Hotel & motel	$135,227	$75,189	$91,009	$95,570	$—	$20,757	$417,752	13%
Industrial	849	64,377	39,572	34,684	10,516	—	149,998	4%
Mixed use	209,200	43,346	3,000	6,737	20,721	4,883	287,887	9%
Multifamily	347,618	191,638	302	201,824	135,216	48,052	924,650	28%
Office	136,645	177,185	4,524	232,889	25,836	—	577,079	17%
Retail	61,371	63,178	55,068	44,484	48,536	2,462	275,099	8%
Single / 1-4 Family & Res. Condo	62,521	1,975	1,860	6,890	6,329	3,991	83,566	2%
Other(1)	204,717	168,972	12,143	223,494	5,913	25,433	640,672	19%
Total	$1,158,148	$785,860	$207,478	$846,572	$253,067	$105,578	$3,356,703	100%
Percent of total	35%	23%	6%	25%	8%	3%	100%

Percent of Principal by Loan Size:
Less than $1 million	2%	2%	2%	2%	2%	2%
$1 million to $5 million	10%	11%	18%	8%	6%	16%
$5 million to $10 million	7%	7%	17%	5%	10%	35%
$10 million to $25 million	16%	11%	28%	34%	31%	12%
$25 million to $50 million	41%	32%	35%	34%	31%	34%
Greater than $50 million	24%	37%	—%	17%	20%	1%
Total	100%	100%	100%	100%	100%	100%
(1)Primarily includes commercial real estate loans with land, storage, and healthcare collateral.
As of December 31, 2025 and December 31, 2024, $107.9 million and $287.0 million, respectively, of principal of CRE loans collateralized by office properties were criticized or classified.
The table below displays income producing - commercial real estate loans, at principal, that are criticized or classified by collateral type.

	As of
	December 31, 2025			December 31, 2024
(dollars in thousands)	Special Mention	Substandard	Total	Special Mention	Substandard	Total
Hotel & motel	$6,275	$—	$6,275	$—	$—	$—
Industrial	2,697	—	2,697	5,000	—	5,000
Mixed use	50,299	69,797	120,096	—	8,764	8,764
Multifamily	43,201	132,419	175,620	51,539	21,202	72,741
Office	23,705	84,185	107,890	126,736	160,229	286,965
Retail	—	12,424	12,424	3,518	1,803	5,321
Single / 1-4 Family & Res. Condo	—	5,747	5,747	—	1,810	1,810
Other	59,838	69,119	128,957	—	84,835	84,835
Total	$186,015	$373,691	$559,706	$186,793	$278,643	$465,111
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

Eagle Bancorp, Inc 2025 Form 10-K	55

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

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
As of December 31, 2025, non-owner occupied commercial real estate loans (including construction, land and land development loans) represented 336.6% of consolidated risk based capital. Even though we saw a decline in that segment over the past 36 months of 9.1% compared to the threshold laid out in the regulatory guidance of 50% growth, we continue to expect the heightened supervisory expectations to continue to apply to us given the federal banking regulators' general focus on commercial real estate exposures at banks. Construction, land and land development loans represented 92.1% of consolidated risk based capital. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain risk management procedures and underwriting criteria with respect to its commercial real estate portfolio designed to address the risks inherent in that asset class. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to raise additional capital, increasing our funding costs or diluting our shareholders, or take other action to retain capital, adversely affecting shareholder returns. The Company seeks to manage the risks relating to commercial real estate and its capital adequacy through the development and implementation of its Capital Policy and Capital Plan, the preparation of pro-forma projections including stress testing and the development of internal minimum targets for regulatory capital ratios that are subject to approval by the Board of Directors (the "Board") and in excess of well capitalized ratio requirements.
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
Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of the Company’s lending business; were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with third parties; and, in the opinion of management, did not involve more than the normal risk of collectability or present other unfavorable features. Refer to "Note 4 – Loans and Allowance for Credit Losses" to the Consolidated Financial Statements for further detail regarding related party loans.

Eagle Bancorp, Inc 2025 Form 10-K	56

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Maturity

Loan Maturity
The table below sets forth the time to contractual maturity of the loan portfolio. Loans are shown in the period based on final contractual maturity. Demand loans, having no contractual maturity, and overdrafts are reported as due in one year or less.

	As of December 31, 2025
(dollars in thousands)	Total	One Year or Less	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,338,486	$364,688	$839,995	$131,228	$2,575
Income producing - commercial real estate (1)	3,350,718	1,742,098	1,434,780	173,840	—
Owner occupied - commercial real estate	1,602,124	196,592	647,820	470,321	287,391
Real estate mortgage - residential	37,100	8,938	19,673	825	7,664
Construction - commercial and residential	795,400	650,519	115,262	—	29,619
Construction - C&I (owner occupied)	108,468	1,749	41,740	9,139	55,840
Home equity	47,448	1,736	90	1,929	43,693
Other consumer	715	460	156	14	85
Total loans	$7,280,459	$2,966,780	$3,099,516	$787,296	$426,867

Loans with:
Predetermined fixed interest rate
Commercial	$185,292	$60,519	$84,394	$40,379	$—
Income producing - commercial real estate (1)	1,559,388	518,756	918,574	122,058	—
Owner occupied - commercial real estate	610,464	174,961	231,170	148,204	56,129
Real estate mortgage - residential	34,625	7,794	19,673	508	6,650
Construction - commercial and residential	29,614	6,891	22,723	—	—
Construction - C&I (owner occupied)	6,595	—	2,892	3,703	—
Home equity	304	173	—	131	—
Other consumer	166	—	156	—	10
Total loans	$2,426,448	$769,094	$1,279,582	$314,983	$62,789

Floating or adjustable interest rate
Commercial	$1,153,194	$304,169	$755,601	$90,849	$2,575
Income producing - commercial real estate (1)	1,791,330	1,223,342	516,206	51,782	—
Owner occupied - commercial real estate	991,660	21,631	416,650	322,117	231,262
Real estate mortgage - residential	2,475	1,144	—	317	1,014
Construction - commercial and residential	765,786	643,628	92,539	—	29,619
Construction - C&I (owner occupied)	101,873	1,749	38,848	5,436	55,840
Home equity	47,144	1,563	90	1,798	43,693
Other consumer	549	460	—	14	75
Total loans	$4,854,011	$2,197,686	$1,819,934	$472,313	$364,078
(1)Income producing CRE office loans with total principal of $577.1 million and multifamily loans with total principal of $924.7 million as of December 31, 2025 are included within income producing - commercial real estate. The charts below represent their maturities schedules.

Eagle Bancorp, Inc 2025 Form 10-K	57

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Maturity

Allowance for Credit Losses
The ACL is an estimate based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank. A full discussion of the accounting for ACL is contained in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements and activity in the ACL is contained in "Note 4 – Loans and Allowance for Credit Losses" to the Consolidated Financial Statements. Also, refer to "Critical Accounting Policies and Estimates" above for further discussion of the methodology which management employs to maintain an adequate ACL, as well as "Provision for Credit Losses" above for a discussion of the Company's calculation of the provision for credit losses during the years ended December 31, 2025 and 2024.
The ACL for loans as of December 31, 2025 was $159.6 million, which reflected a increase of $45.2 million from $114.4 million as of December 31, 2024, reflecting a provision for credit losses of $293.4 million and $248.2 million in net charge-offs during the year ended December 31, 2025. Net charge-offs of $248.2 million during the year ended December 31, 2025 represented 3.22% of average loans held for investment, an increase from net charge-offs of $38.6 million during same period in 2024, which represented 0.48% of average loans held for investment. The ACL represented 2.19% of total loans as of December 31, 2025 as compared to 1.44% as of December 31, 2024.
Management believes the ACL as of December 31, 2025 remains adequate to absorb estimated losses inherent in the portfolio following the loss recognition on high-risk loans concentrated in the commercial real estate office segment. The losses recognized in 2025 were primarily due to updated valuations on the underlying collateral for certain loans and the incorporation of new information about borrower performance. The updated valuations obtained during the year reflected the rapidly changing commercial real estate market in the D.C. metro area, in many cases showing substantial declines. This resulted in higher provisioning and an elevated rate of charge-offs during the year. As of December 31, 2025, the allowance represented 149% of nonperforming loans as compared to 55% as of December 31, 2024. The increase in the ACL for loans at December 31, 2025 compared to December 31, 2024, was primarily due to increased reserves related to the Bank's CRE office overlay. The overlay increased as charge-offs taken during the current period and negative risk rating migration within the CRE office portfolio were incorporated into the calculation. Negative risk rating migration within the CRE office portfolio during 2025 was primarily a result of continued market deterioration and the incorporation of new information about borrower performance. In addition, the ACL on individually assessed loans modestly increased as updated valuation information was received, primarily on loans that migrated to nonperforming status during the current period.
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

Eagle Bancorp, Inc 2025 Form 10-K	58

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses

As the loan portfolio and ACL review processes continue to evolve there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Management conducted sensitivity analysis on the CECL model by using Moody's upside and downside scenarios across the forecast period.
As of December 31, 2025 and 2024, the Company had $106.9 million and $208.7 million, respectively, of loans classified as nonperforming. Please refer to "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company’s policy regarding individual evaluation of loans to record a provision for expected credit losses. Please refer to the "Nonperforming Assets" section for a discussion of problem and potential problem assets.
As of December 31, 2025 and 2024, loans rated special mention had an amortized cost of $268.9 million and $244.8 million, respectively, and loans rated substandard had an amortized cost of $514.5 million and $426.4 million, respectively. The increase in substandard loans was primarily attributable to additions in CRE loans, particularly in income producing - commercial real estate as weaknesses in borrower performance were identified during our credit monitoring processes.
As of December 31, 2025, 99% and 79% of special mention and substandard loans, respectively, were current, with the remainder either 30 or more days past due or nonperforming. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny. Additionally, the Company's credit loss allowance methodology incorporates increased reserve factors for office loans considered potential problem loans as compared to the general portfolio.
Management recognizes the risks inherent in the CRE portfolio and remains focused on maintaining disciplined portfolio management and a robust risk rating process. The Bank has implemented enhanced analytical procedures for evaluating credit requests, refined its risk rating framework, and strengthened ongoing monitoring of the loan portfolio and the adequacy of the ACL, particularly for CRE and construction loans, including those secured by office properties. These efforts include the use of stress testing analyses. Additionally, fair value assessments of loans acquired are included in our analytical procedures. The loan portfolio analysis process is ongoing and proactive to support the Company's objective of maintaining a portfolio of quality credits and quickly identifying weaknesses before they become more severe.
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

Eagle Bancorp, Inc 2025 Form 10-K	59

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses

The table below presents activity in the allowance for credit losses.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$114,390	$85,940
Charge-offs:
Commercial	(2,410)	(4,906)
Income producing - commercial real estate	(205,661)	(30,284)
Owner occupied - commercial real estate	(22,238)	(3,800)
Construction - commercial and residential	(18,712)	(129)
Home equity	(206)	—
Other consumer	(35)	(88)
Total charge-offs	(249,262)	(39,207)

Recoveries:
Commercial	666	373
Income producing - commercial real estate	332	185
Owner occupied - commercial real estate	86	94
Total recoveries	1,084	652
Net charge-offs	(248,178)	(38,555)
Provision for credit losses - loans	293,392	67,005
Balance at end of period	$159,604	$114,390

Ratio of net charge-offs to average loans outstanding during the period	3.22%	0.48%
The allocation of the allowance as of December 31, 2025 includes the allowance for credit losses of $19.6 million against individually assessed loans of $106.9 million, as compared to allowance for credit losses of $17.1 million against individually assessed loans of $208.7 million as of December 31, 2024. In addition, the Company's performing office coverage ratio, which calculates the ACL attributable to loans collateralized by performing office properties as a percentage of total loans, was 12.89% and 3.81% as of December 31, 2025 and 2024, respectively. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance to absorb losses in any category. The Company has updated its allocation methodology to better reflect the ACL attributable to loan categories and collateral types. Conforming changes have been made to prior period amounts. These reclassifications had no effect on net income (loss) or shareholders' equity. The table below displays the allocation of the ACL by loan category and the percentage of allowance in each category.

	As of
	December 31, 2025			December 31, 2024
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$26,607	17%	18%	$16,293	14%	15%
Income producing - commercial real estate	98,707	62%	46%	65,375	57%	51%
Owner occupied - commercial real estate	20,719	13%	22%	19,295	17%	16%
Real estate mortgage - residential	339	—%	1%	472	—%	1%
Construction - commercial and residential	11,171	7%	11%	11,333	10%	15%
Construction - C&I (owner occupied)	1,515	1%	1%	1,079	1%	1%
Home equity	519	—%	1%	515	1%	1%
Other consumer	27	—%	—%	28	—%	—%
Total	$159,604	100%	100%	$114,390	100%	100%

Eagle Bancorp, Inc 2025 Form 10-K	60

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses

The table below displays the allocation of the ACL specific to income producing - commercial real estate loans by collateral type.

	As of
	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Hotel & motel	$3,934	4%	$3,294	5%
Industrial	1,359	1%	2,301	4%
Mixed use	2,627	3%	4,617	7%
Multifamily	7,468	8%	8,041	12%
Office	71,364	72%	38,040	58%
Retail	2,791	3%	4,658	7%
Single / 1-4 Family & Res. Condo	885	1%	987	2%
Other	8,279	8%	3,437	5%
Total ACL - Income producing - commercial real estate loans	$98,707	100%	$65,375	100%
Nonperforming Assets
The Company’s nonperforming assets are comprised of the amortized cost of loans delinquent 90 days or more, and nonaccrual HFI loans, which includes the nonperforming portion of loan modifications, and the carrying value of other real estate owned ("OREO"). Nonperforming assets totaled $109.0 million as of December 31, 2025, representing 1.04% of total assets, as compared to $211.4 million as of December 31, 2024, representing 1.90% of total assets. The decrease was primarily due to charge offs of nonaccrual loans, including on loans transferred to HFS, and changes in nonperforming loans discussed below. As of December 31, 2025, nonaccrual HFS loans totaling $90.7 million were excluded from nonperforming assets since they are carried at the lower of cost or fair value and are not reflected in credit metrics.
The Company had no accruing loans that were 90 days or more past due as of December 31, 2025 and December 31, 2024. Management prioritizes remaining attentive to early signs of deterioration in borrowers’ financial conditions and to taking action designed to mitigate risk. The Company places loans on nonaccrual status if it deems collection to be doubtful. The Company believes, based on its loan portfolio risk analysis that its ACL at 2.19% of total loans as of December 31, 2025, is adequate to absorb expected credit losses within the loan portfolio at that date.
Total nonperforming loans had an amortized cost of $106.9 million as of December 31, 2025, representing 1.47% of total loans, compared to $208.7 million as of December 31, 2024, representing 2.63% of total loans. This decrease was primarily driven by the reduction of nonperforming loans in the income producing - commercial real estate category.
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

Eagle Bancorp, Inc 2025 Form 10-K	61

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Nonperforming Assets

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
The Company evaluates all loan modifications according to the accounting guidance to determine if the modification results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulties that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Modifications with terms not as favorable to the Company as the terms for comparable loans to other customers with similar collection risk who are not refinancing or restructuring a loan with the Company and which have a direct impact on cash flows are considered modified loans to borrowers experiencing financial difficulty. A loan that is considered a modified loan may be evaluated for disclosure if the commitment is $500 thousand or greater. Management strives to identify borrowers in financial difficulty early and may work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status, foreclosure or repossession of the collateral to minimize economic loss to the Company.
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
During the year ended December 31, 2025, the Bank modified 40 loans with a total amortized cost of $277.6 million as of December 31, 2025 (3.8% of the loan portfolio). These loans received extended loan terms of between approximately 4 to 36 months.
As of December 31, 2025, the payment status of 40 loans that were modified in the preceding twelve months, included 32 loans with a total amortized cost basis $232.0 million which were performing under their modified terms, 3 loans with a total amortized cost basis of $14.0 million which were 30-89 days past due and 5 loans with a total amortized cost basis of $31.6 million which were on nonaccrual status .
Management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms and are not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing.
Included in nonperforming assets as of December 31, 2025 was OREO of $2.1 million, consisting of three foreclosed properties, compared to OREO of $2.7 million, consisting of five foreclosed properties as of December 31, 2024. OREO properties are carried at the lower of cost or at fair value less estimated costs to sell.

Eagle Bancorp, Inc 2025 Form 10-K	62

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Nonperforming Assets

It is the Company's policy to generally obtain third party appraisals prior to foreclosure and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company obtains updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, a scenario in which the Company is considering legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were six OREO sales in the year ended December 31, 2025 and two in the year ended December 31, 2024, generating proceeds of $14.9 million and $656 thousand, respectively.
The table below presents the amounts of nonperforming assets, including loans at amortized cost and OREO at the lower of cost or fair value less estimated costs to sell.

	As of
(dollars in thousands)	December 31, 2025	December 31, 2024
Nonaccrual Loans:
Commercial	$18,099	$2,048
Income producing - commercial real estate	62,537	168,454
Owner occupied - commercial real estate	7,937	37,744
Real estate mortgage - residential	579	157
Construction - commercial and residential	17,394	—
Home equity	351	303
Total nonperforming loans(1)	106,897	208,706
Other real estate owned	2,059	2,743
Total nonperforming assets	$108,956	$211,449

Coverage ratio: allowance for credit losses to total nonperforming loans	149%	55%
Ratio of nonperforming loans to total loans	1.47%	2.63%
Ratio of nonperforming assets to total assets	1.04%	1.90%
(1)     Excludes nonaccrual HFS loans totaling $90.7 million and zero as of December 31, 2025 and December 31, 2024, respectively.
Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.
As of December 31, 2025, there were $514.5 million of substandard loans. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.
Other Earning Assets
As part of its employee benefits and financing strategies, the Company has invested in BOLI policies. BOLI serves as a tax-efficient asset designed to offset the cost of employee benefit obligations. The Company views BOLI as a long-term investment to help fund future benefit expenses.
As of December 31, 2025, the cash surrender value of BOLI totaled $335.2 million, compared to $115.8 million as of December 31, 2024. The increase reflects an additional BOLI investment of $200 million made in the first quarter of 2025 through premium payments as well as earnings on the policies during 2025.
Deposits and Other Borrowings
The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, Negotiable Order of Withdrawal ("NOW") accounts, savings accounts, and certificates of deposits. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as brokered deposits, secured borrowings from the FHLB, and federal funds purchased lines of credit from correspondent banks.

Eagle Bancorp, Inc 2025 Form 10-K	63

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Deposits and Other Borrowings

The table below presents the Bank’s deposit composition by balance and percentage.

	As of
	December 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing demand	$1,433,952	16%	$1,544,403	17%
Interest-bearing transaction	1,038,154	11%	1,211,791	13%
Savings and money market	3,624,813	40%	3,599,221	39%
Time deposits	3,036,687	33%	2,775,663	31%
Total	$9,133,606	100%	$9,131,078	100%
No single depositor represented more than 10% of total deposits as of December 31, 2025. The ten largest depositors not associated with brokered pass-through relationships represented approximately 18% of total deposits as of December 31, 2025. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end balances compared to average deposit balances.
Average total deposits for the year ended December 31, 2025 were $10.2 billion, as compared to $9.5 billion for the same period in 2024, a 7% increase.
Time deposits were $3.0 billion as of December 31, 2025, which was 33% of deposits. This was an increase from $2.8 billion as of December 31, 2024, which was 31% of deposits. The increase in time deposits was primarily driven by growth in the Company's digital acquisition channel.
The table below summarizes time deposits in excess of $250 thousand by maturity.

	As of
(dollars in thousands)	December 31, 2025	December 31, 2024
Three months or less	$252,100	$189,817
More than three months through six months	391,299	387,849
More than three months through twelve months	305,557	710,021
Over twelve months	521,701	421,530
Total	$1,470,657	$1,709,217
Time deposits with balances of $250 thousand or more represented 16% and 19% of total deposits as of December 31, 2025 and 2024, respectively. See "Note 9 – Deposits" to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table in the "Net Interest Income and Net Interest Margin" section for the average rates paid on interest-bearing deposits.
The Bank offers brokered time deposits generally in denominations of less than $250 thousand from brokerage networks. The Bank participates in CDARS and the ICS programs within IntraFi Network, LLC ("IntraFi"), which provide for reciprocal ("two-way") transactions among banks to maximize FDIC insurance. ICS also allows for the sale of deposits into the IntraFi Network ("One-Way Sale") which provides FDIC insurance for the depositor without reciprocal deposits returned to the Bank. Deposits sold through the IntraFi One-Way Sale process are not included in the Bank’s deposit totals. The sale of ICS deposits allows the Bank to moderate the fluctuation of deposit balances. As of December 31, 2025, the Bank sold de minimis deposits through the IntraFi One-Way Sale network. The total of reciprocal deposits as of December 31, 2025 was $1.7 billion (19% of total deposits) as compared to $1.4 billion (16% of total deposits) as of December 31, 2024. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to receive one way CDARS deposits and participates in IntraFi’s Insured Network Deposit Program ("IND"). The Bank had $385.7 million and $894.7 million of IND brokered deposits as of December 31, 2025 and December 31, 2024, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks changes due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty with obtaining them in the future. In that event, we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.

Eagle Bancorp, Inc 2025 Form 10-K	64

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Deposits and Other Borrowings

We have used brokered deposits and intend to continue to use brokered deposits as one of our funding sources. As of December 31, 2025, total brokered deposits were $3.3 billion, or 36% of total deposits, compared to $4.0 billion, or 44% as of December 31, 2024. These brokered deposits were comprised of savings, money market and other interest-bearing transaction accounts of $2.4 billion and $2.7 billion, and time deposits of $0.8 billion and $1.3 billion as of December 31, 2025 and 2024, respectively. The Company uses the Call Report definitions for regulatory reporting by the Bank to classify its deposits as brokered deposits. As of December 31, 2025 and December 31, 2024, total deposits included estimated totals of $2.3 billion and $2.2 billion of uninsured deposits, which represented 25% and 24% of total deposits, respectively.
The decrease in noninterest bearing demand deposits was offset by the increase in time deposits during the year ended December 31, 2025, due to continued elevated interest rates in 2025. Average noninterest bearing deposits over total deposits for years ended December 31, 2025 and December 31, 2024 were 19% and 21%, respectively. The Bank also offers business NOW accounts and business savings accounts to accommodate those customers who may have excess short term cash to deploy in interest earning assets.
The Company used to offer a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds, which were not suited for either a certificate of deposit or a money market account. The Company discontinued this product offering in November 2025. The balances in these accounts were zero as of December 31, 2025 compared to $33.2 million as of December 31, 2024.
The Bank raises and renews time deposits through its branch network, for its public funds customers, and through brokered networks to meet the needs of its community of savers and as part of its interest rate risk management and liquidity planning.
The tables below summarize the Company's borrowings and activities on borrowings.

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Interest Rates (1)
December 31, 2025
Customer repurchase agreements	$—	$—	$—	—%

Short-term borrowings:
FHLB secured borrowings	—	—	—	—%

Long-term borrowings:
Senior notes	77,665	(1,237)	76,428	10.00%
Total	$77,665	$(1,237)	$76,428

December 31, 2024
Customer repurchase agreements	$33,157	$—	$33,157	2.67%

Short-term borrowings:
FHLB secured borrowings	490,000	—	490,000	4.81%

Long-term borrowings:
Senior notes	77,665	(1,557)	76,108	10.00%
Total	$600,822	$(1,557)	$599,265
(1)Represent the weighted average interest rate on customer repurchase agreements, borrowings outstanding and the coupon interest rate on the subordinated notes, which approximates the effective interest rate.

Eagle Bancorp, Inc 2025 Form 10-K	65

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Deposits and Other Borrowings

	Years Ended December 31,
	2025		2024
(dollars in thousands)	Average Daily Balance (1)	Maximum Month-End Balance (1)	Average Daily Balance (1)	Maximum Month-End Balance (1)
Customer repurchase agreements and federal funds purchased	$25,710	$40,049	$37,872	$44,454

Short-term borrowings:
FHLB secured borrowings	$228,357	$990,000	$373,544	$601,100
FRB: BTFP secured borrowings	$—	$—	$1,103,005	$1,800,000
Subordinated notes, 5.75%	$—	$—	$47,049	$70,000

Long-term borrowings:
Senior notes	$76,276	$76,428	$19,735	$77,665
(1)The average daily balance and maximum month-end balance are calculated on the principal balance on the borrowings.
Outstanding short-term advances and borrowings are part of the overall asset liability strategy to support loan growth.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) as of December 31, 2025 and 2024.
As of December 31, 2025, the Company had no outstanding balances in FHLB advances, compared to $490.0 million as of December 31, 2024. Outstanding FHLB advances are secured by collateral consisting of specifically pledged marketable investment securities, a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes" or "Original Notes"). As of December 31, 2025 and 2024, the carrying value of these 2029 Senior Notes were $76.4 million and $76.1 million, respectively, which reflected $1.2 million and $1.6 million, respectively, in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.
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
Commitments and Contractual Obligations
The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The table below shows details on these fixed and determinable obligations.

	As of December 31, 2025
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity (1)	$6,096,919	$—	$—	$—	$6,096,919
Time deposits (1)	2,178,745	656,190	201,752	—	3,036,687
Borrowed funds (2)	—	—	76,428	—	76,428
Operating lease obligations	4,728	9,801	8,308	19,415	42,252
Outside data processing (3)	6,887	14,561	—	—	21,448
George Mason sponsorship (4)	700	1,400	1,412	3,263	6,775
LIHTC investments (5)	11,811	631	314	364	13,120
Total	$8,299,790	$682,583	$288,214	$23,042	$9,293,629

Eagle Bancorp, Inc 2025 Form 10-K	66

Table of Contents	Management's Discussion and Analysis | Commitments and Contractual Obligations

(1)Excludes accrued interest payable as of December 31, 2025.
(2)Borrowed funds represent long-term borrowings.
(3)The Bank has outstanding obligations under its current core data processing contract that expires in June 2029.
(4)The Bank has the option of terminating the George Mason University ("George Mason") agreement at the end of contract year 15 (effective June 30, 2030). Should the Bank elect to exercise its right to terminate the George Mason contract, its contractual obligation would decrease by $3.6 million for the option period (years 16-20).
(5)Low Income Housing Tax Credits ("LIHTC") expected payments for unfunded affordable housing commitments.
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
Letters of credit include standby and commercial letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Letters of credit are conditional commitments issued by the Bank to guarantee the performance by the Bank's customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Standby letters of credit are generally not drawn. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Bank. The Bank has recourse against the customer for any amount it is required to pay to a third party under a letter of credit, and holds cash and or other collateral on those standby letters of credit for which collateral is deemed necessary. As of December 31, 2025, approximately 69% of the dollar amount of standby letters of credit was collateralized.
The table below displays loan commitments outstanding and lines and letters of credit.

(dollars in thousands)	2025	2024
Unfunded loan commitments	$1,482,325	$1,318,133
Unfunded lines of credit	79,232	88,305
Letters of credit	61,319	69,051
Total	$1,622,876	$1,475,489
Unfunded loan commitments increased by $164.2 million in 2025 compared to 2024, primarily due to new commercial and industrial loans commitments during the year as the Bank advanced its strategic goals.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. See "Note 18 – Financial Instruments with Off-Balance Sheet Risk" to the Consolidated Financial Statements for a summary list of loan commitments as of December 31, 2025 and 2024.

Eagle Bancorp, Inc 2025 Form 10-K	67

Table of Contents	Management's Discussion and Analysis | Commitments and Contractual Obligations

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
Liquidity Management
Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. Approximately 53% of the Company's investment portfolio of debt securities is held as available-for-sale which allows flexibility to generate cash from sales as needed to meet ongoing cash needs. These securities can also be utilized as pledged assets that provide secondary liquidity through the form of additional available borrowings. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity. Investment securities that are classified as held-to-maturity can also be used as collateral to pledge against additional borrowings.
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. As of December 31, 2025, primary sources of liquidity were $1.7 billion, comprising interest-bearing deposits with other banks and other short-term investments and unencumbered AFS securities. Secondary sources of liquidity as of December 31, 2025 were $4.4 billion, which included the FHLB unused availability, other insured brokered deposit sweep programs, unpledged HTM securities, federal funds lines, and the FRB Discount Window. As of December 31, 2025, under the Company's liquidity formula, it had $6.1 billion of primary and secondary liquidity sources. Management believes the amount is adequate to meet current and projected funding needs.
The table below summarizes the Company's primary and secondary sources of liquidity available.

	As of
(dollars in thousands)	December 31, 2025	December 31, 2024
Primary sources of liquidity available:
Cash and cash equivalents(1)	$695,693	$633,480
Unencumbered AFS securities	973,791	1,198,616
Total primary sources of liquidity available	1,669,484	1,832,096

Secondary sources of liquidity available:(2)
Unsecured brokered deposits (3)	1,243,267	1,308,598
FHLB secured borrowings	1,349,351	874,270
FRB:
Discount window secured borrowings	1,373,872	1,800,646
Federal funds lines	145,000	145,000

Unpledged assets:
Interest-bearing deposits with banks	8,693	21,406
Unencumbered HTM securities	315,683	1,280,156
Total secondary sources of liquidity available	4,435,866	5,430,076

Total liquidity available	$6,105,350	$7,262,172
(1)Consists of cash and due from banks, interest-bearing deposits with banks, and other short-term investments.
(2)Secondary sources of liquidity in use was $592.1 million as of December 31, 2025 and $1.6 billion as of December 31, 2024.
(3)The available liquidity from the unsecured brokered deposits represents unsecured funds under one-way CDARS, ICS, and other brokered deposits that would require paying prevailing market rates and would be dependent on the availability of funds in those networks.
Additionally, the Bank can purchase up to $145.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding as of December 31, 2025 and can borrow

Eagle Bancorp, Inc 2025 Form 10-K	68

Table of Contents	Management's Discussion and Analysis | Liquidity Management

unsecured funds under one-way CDARS and ICS brokered deposits in the amount of $1.1 billion, against which there was $38 million outstanding as of December 31, 2025. As of December 31, 2025, the Bank also has custodial agreements with various broker-dealers through IntraFi's IND program which provided $386.0 million of brokered deposits.
As of December 31, 2025, the Bank was also eligible to draw advances from the FHLB up to $1.3 billion based on assets pledged as collateral to the FHLB, against which the Bank borrowed none as of December 31, 2025.
The Bank may enter into repurchase agreements with broker-dealers provided adequate collateral exists. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which can be used to borrow up to $1.4 billion, is collateralized with specific loan assets and investment securities pledged to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only. There can be no assurance, however, that these alternative sources of liquidity will continue to be available or will be sufficient to meet our ongoing liquidity needs.
The Bank's aggregate borrowing capacity as of December 31, 2025 was $3.0 billion, which consists of $1.3 billion borrowing capacity from FHLB, $1.4 billion borrowing capacity from the Federal Reserve's Discount Window as discussed above, and $315.7 million of unencumbered HTM securities available to pledge to the FHLB or Discount Window.
The loss of deposits, including through disintermediation, is one of the primary risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank regularly compares deposit interest rates and makes adjustments from time to time to ensure its interest rate offerings are competitive.
There is a risk that the cost of funds will increase significantly as the Bank competes for deposits or that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and federal funds lines of credit to offset a decline in deposits in the short run, but the use of such sources may negatively impact net interest margin and earnings. The continuing elevated cost of funding has negatively impacted our net interest margin.
There can be no assurance that the mix of sources of funds available to us at any particular time in the future will be adequate to meet our future liquidity needs. The market for customer and brokered deposits is highly competitive and the risk of disintermediation is high, particularly in a high interest rate environment. Most of our noninterest-bearing deposits are operating deposits or compensating balances that are held in connection with lending relationships. The potential outflow of such deposits is a risk and may require the Bank to pay competitive rates of interest, which could significantly and negatively impact the Bank’s interest expense and net interest margin. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of liquidity needs. The Asset Liability Committee ("ALCO") has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.
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

Eagle Bancorp, Inc 2025 Form 10-K	69

Table of Contents	Management's Discussion and Analysis | Capital Resources and Adequacy

growth in that segment declined over the past 36 months and did not exceed the 50% threshold laid out in the regulatory guidance, we expect the heightened supervisory expectations to continue to apply to us given the federal banking regulators’ general focus on commercial real estate exposures at banks.
Construction, land and land development loans represented 92.1% of total capital as of December 31, 2025, which no longer exceeded the regulatory concentration threshold, compared to 122.6% as of December 31, 2024. As of December 31, 2025 the Company exceeded the total commercial real estate loans threshold as it represented 336.6% of total capital compared to 373.3% as of December 31, 2024. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio.
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
As of December 31, 2025, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital and the qualifying portion of the ACL. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET1 ratio is the Tier 1 capital ratio but excluding preferred stock.
The Prompt Corrective Action ("PCA") regulations provide five categories, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; however, these terms are not used to represent overall financial condition. If a bank is adequately capitalized, regulatory approval is required to, among other things, accept, renew or roll-over brokered deposits. If a bank is undercapitalized, capital distributions and growth and expansion are limited, and plans for capital restoration are required. If a bank is not well-capitalized, interest rate restrictions paid on deposits may apply.
The FRB and the FDIC have adopted the Basel III Rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain a CET1 ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. As of December 31, 2025, the Company and the Bank exceeded all these thresholds.
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

Eagle Bancorp, Inc 2025 Form 10-K	70

Table of Contents	Management's Discussion and Analysis | Capital Resources and Adequacy

The table below presents the actual capital amounts and ratios for the Company and Bank.

	Company		Bank		Minimum Required For Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Regulations (2)
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
	As of December 31, 2025
CET1 capital (to risk weighted assets)	$1,170,352	13.07%	$1,190,094	13.37%	7.00%	6.50%
Total capital (to risk weighted assets)	1,282,913	14.33%	1,302,018	14.63%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,170,352	13.07%	1,190,094	13.37%	8.50%	8.00%
Tier 1 capital (to average assets)	1,170,352	9.72%	1,190,094	9.92%	4.00%	5.00%

	As of December 31, 2024
CET1 capital (to risk weighted assets)	$1,369,643	14.63%	$1,373,857	14.76%	7.00%	6.50%
Total capital (to risk weighted assets)	1,484,420	15.86%	1,488,635	16.00%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,369,643	14.63%	1,373,857	14.76%	8.50%	8.00%
Tier 1 capital (to average assets)	1,369,643	10.74%	1,373,857	10.82%	4.00%	5.00%
(1)The risk-based ratios reflect the minimum requirement plus the capital conservation buffer of 2.50%.
(2)Applies to the Bank only.
Federal bank and holding company regulations, as well as Maryland law, impose certain restrictions on capital distributions, including dividend payments and share repurchases by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. The Company announced a regular quarterly cash dividend on January 21, 2026 of $0.01 per share to shareholders of record on February 2, 2026, paid on February 13, 2026. The quarterly cash dividend amount was reduced to $0.01 in the fourth quarter of 2025 to preserve capital as the Company addresses asset quality matters.
Impact of Inflation and Changing Prices
The Consolidated Financial Statements and Notes thereto have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.
New Authoritative Accounting Guidance
Refer to "Note 1 – Summary of Significant Accounting Policies" for New Authoritative Accounting Guidance and their expected impact on the Company’s Financial Statements.
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
During the year ended December 31, 2025, the Company's net interest margin remained relatively flat at 2.37% when compared to the same period in 2024 and continues to manage its overall interest rate risk position.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits.

Eagle Bancorp, Inc 2025 Form 10-K	71

Table of Contents	Management's Discussion and Analysis | Quantitative and Qualitative Disclosures About Market Risk

During 2025, the U.S. Treasury yield curve steepened from the 2 year and 10 year points, while remaining inverted in very short tenors less than a year. As compared to the year 2024, the average two year U.S. Treasury rate in 2025 decreased by 56 basis points from 4.37% to 3.81%. The average five year U.S. Treasury rate decreased by 21 basis points from 4.13% to 3.92% while the average ten year U.S. Treasury rate increased by 8 basis points from 4.21% to 4.29%. The Company’s cost of interest bearing deposits decreased by 47 basis points across its interest-bearing deposits, which comprise 84% of its total deposits, as of December 31, 2025.
The loan portfolio decreased 8.2% during the twelve months ended 2025. The re-pricing duration on the loan portfolio was 9 months as of December 31, 2025 and 11 months as of December 31, 2024, with fixed-rate loans amounting to 33.4% and 38.1% of total loans as of December 31, 2025 and 2024, respectively. Variable and adjustable rate loans comprised 66.6% and 61.9% of total loans as of December 31, 2025 and 2024, respectively. Variable rate loans are generally indexed to the Secured Overnight Funding Rate ("SOFR") or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
As of December 31, 2025, the amortized cost basis, net of allowance, of the investment portfolio decreased by $437.7 million, or 18.6%, as compared to the balance as of December 31, 2024. The table below presents the percentage mix of securities in the investment portfolio.

	As of
	December 31, 2025	December 31, 2024
Mortgage-backed securities	69%	62%
U.S. agency securities	18%	25%
Municipal bonds	6%	6%
Corporate bonds	7%	6%
U.S. treasury bonds	—%	1%
Total	100%	100%

Duration of the investment portfolio (in years)	3.8	4.2
In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of MBS. Further, the Company has been principally collecting cash flows from the investment portfolio to reduce brokered deposits. As of December 31, 2025, the amortized cost less allowance of the investment portfolio decreased by $437.7 million, or 18.6%, as compared to the balance as of December 31, 2024.
The duration of the deposit portfolio increased to 22 months as of December 31, 2025 from 11 months as of December 31, 2024. This increase was attributable to a shift in deposit mix, an increase in time deposits and modeling assumption updates. The Company experienced a total deposit increase of $2.5 million for the year ended December 31, 2025 as compared to a total loan decrease of $654.4 million for the same period. Refer to the "Deposits and Other Borrowings" section above for further discussion of deposits and borrowings.
The net unrealized loss before income tax on the AFS securities portfolio was $78.4 million and $141.5 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the net unrealized loss position represented 7.4% of the investment portfolio's book value.
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
In 2025, the Federal Reserve instituted 75 basis points of interest rate cuts. Yields on interest-earning assets and interest-bearing deposits decreased as a result of the Federal Reserve rate cuts. Refer to the MD&A section "Net Interest Income and Net Interest Margin" for a detailed discussion on net interest income and yields on interest-earning assets and interest-bearing liabilities.

Eagle Bancorp, Inc 2025 Form 10-K	72

Table of Contents	Management's Discussion and Analysis | Quantitative and Qualitative Disclosures About Market Risk

A portion of the of the Company's variable and adjustable rate loans may contain interest rate floors and may provide asset yield protection in a low-interest rate environment; however, they are also expected to delay the impact of increases to market rates on interest income until such floors have been exceeded. In the year ended December 31, 2025, interest rate floors have not been relevant in the current interest rate environment since most variable rate loans are well above their floor rate. The weighted average rate of the Company's variable rate loans had a decrease of approximately 56 basis points from December 31, 2024 to December 31, 2025.
As of December 31, 2025, the Company had a portfolio of $2.5 billion of variable and adjustable rate loans that were subject to interest rate floors with a weighted average rate of 6.66%, which was a 58 basis points decrease from December 31, 2024. As of December 31, 2025, $300.2 million or 4.12% of loans held by the Company were earning interest at their floor rate, as compared to $123.6 million or 1.56% as of December 31, 2024.
The Company employs a net interest income simulation model on a monthly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities including prepayments, loan prepayments, interest rates, and deposit decay rates. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up and down 100, 200, 300 and 400 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income over the next twelve and twenty-four month periods and the economic value of equity. Further discussion of the limitations of this analysis are listed below and in Item 1A. Risk Factors, and in other periodic and current reports filed by the Company with the SEC.
Our rate risk modeling showed minimal net interest margin expansion in an increased interest rate environment while showing moderate net interest margin compression in a declining interest rate environment. The model's prediction in a rising rate environment is the result of increases in both interest income on variable and adjustable rate loans and interest expense on its deposit liabilities, based on our funding needs, market conditions and certain contractual obligations but with no changes in the mix of assets or liabilities or the spreads we are able to earn. The opposite is true in a falling interest rate environment as decreases in both interest income on variable and adjustable rate loans and interest expense on deposit liabilities drive modest margin compression. The model also assumes a stable interest rate environment after the programmed changes in the yields, which assumes repricing of assets and liabilities as scheduled in a stable environment, which may be quite different than real world conditions.
For the analysis presented below, as of December 31, 2025, the change in interest rates on interest-bearing deposits was less than the change in market interest rates with a floor of 0 basis points. The Bank also has deposits with contractual rate terms that mean these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall measure of the correlation between all deposit costs and market rate changes is less than 100%. The Company previously utilized the assumption for its analysis as of December 31, 2024 that all deposit rates changed 100 basis point for a 100 basis point change in market rates.
Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the interest rate risk model. If this were to occur, the effects of a rising or declining interest rate environment may not be in accordance with management’s expectations.
As quantified in the table below, the Company’s analysis as of December 31, 2025 shows the effect on net interest income over the next 12 months, as well as the effect on the economic value of equity when interest rates are shocked up and down 100, 200, 300 and 400 basis points. As of December 31, 2025, the repricing duration of (a) the investment portfolio was 3.8 years, (b) the loan portfolio 0.8 years, (c) the interest-bearing deposit portfolio was 1.2 years, and (d) the borrowed funds portfolio was 3.1 years.

Eagle Bancorp, Inc 2025 Form 10-K	73

Table of Contents	Management's Discussion and Analysis | Quantitative and Qualitative Disclosures About Market Risk

The table below displays the result of the simulation analysis on the asset and liability balances.

	As of December 31, 2025
	Net Interest Income		Economic Value of Equity
Change in interest rates (basis points)	Percentage change in 12-month	Policy limits	Percentage change in 12-month	Policy limits
+400	1.7%	(25)%	4.1%	(32)%
+300	1.1%	(20)%	3.1%	(25)%
+200	0.6%	(15)%	2.1%	(20)%
+100	0.2%	(8)%	1.1%	(10)%
—	—	—	—	—
(100)	(2.4)%	(8)%	(1.9)%	(10)%
(200)	(5.6)%	(15)%	(4.2)%	(20)%
(300)	(9.0)%	(20)%	(7.7)%	(25)%
(400)	(10.4)%	(25)%	(15.3)%	(32)%
The decrease in 12-month net interest income of 2.4% given a 100 basis point decrease in market interest rates as of December 31, 2025 compared to a increase of 0.9% for the same period in 2024. In contrast to 2024, primarily due to modeling enhancements and balance sheet composition changes, our analysis shows that we will experience an increase in our economic value of equity and in net interest income with an increase in interest rates. The changes in net interest income and the economic value of equity in higher, and lower, interest rate shock scenarios as of December 31, 2025 are not believed to be excessive and are within policy limits.
As part of the Company’s ongoing enhancement of the simulation analysis, the Company has been making updates to its model to incorporate, among other things, improvements to certain assumptions, as well as assumptions related to deposits. The difference in the results of the simulation analysis between the fourth quarter of 2025 and the third quarter of 2025 is attributable to these model updates.
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
While an instantaneous parallel shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a non-immediate parallel shifts in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, the various rate indexes do not move in parallel (e.g., SOFR, Fed Funds), hedging activities we might take and changing product spreads that could mitigate or exacerbate any potential beneficial or adverse impact of changes in interest rates.
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

Eagle Bancorp, Inc 2025 Form 10-K	74

Table of Contents	Management's Discussion and Analysis | Quantitative and Qualitative Disclosures About Market Risk

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
Interest Rate and Balance Sheet Risk Management
Management actively monitors the Company’s exposure to interest rate risk arising from the composition and duration profile of its balance sheet. Our objective is to maintain a stable and predictable earnings and capital profile by mitigating the impact of interest‑rate volatility on both net interest income and the economic value of equity. Consistent with this objective, the Company employs a macro balance sheet hedging program designed to manage interest rate risk at the portfolio level rather than through instrument‑specific hedges.
In 2025, the Company reinitiated the use of derivative instruments to hedge macro interest rate risk. This decision reflects management’s reassessment of the Company’s asset‑liability profile. Management determined that reestablishing a macro hedging program was prudent to mitigate potential variability in earnings and capital arising from interest‑rate movements.
Hedging Strategy and Risk Management Framework
Our macro hedging approach incorporates derivatives — primarily interest rate swaps — to align the interest‑rate sensitivity of assets and liabilities with the Company’s risk appetite. Macro hedging enables management to address exposures that evolve dynamically as new assets and liabilities are originated and existing positions mature, consistent with regulatory expectations that hedging strategies reflect material trends and uncertainties affecting future performance.
Under U.S. GAAP, the Company applies the hedge accounting framework under ASC 815, as amended by ASU 2017‑12, which expands the range of permissible hedging strategies and enhances the alignment between accounting outcomes and risk management activities. The Company designates qualifying hedges where appropriate and evaluates hedge effectiveness in accordance with ASC 815’s criteria. Refer to "Note 8 – Derivatives and Hedging Activities" to the Consolidated Financial Statements for further discussion on the Company's derivative instruments and hedging activities.

Eagle Bancorp, Inc 2025 Form 10-K	75

Table of Contents	Financial Statements and Supplementary Data

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.Report of Independent Registered Public Accounting Firm (PCAOB ID 173)
Shareholders and the Board of Directors of Eagle Bancorp, Inc.
Bethesda, Maryland

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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

Eagle Bancorp, Inc 2025 Form 10-K	76

Table of Contents	Report of Independent Registered Public Accounting Firm

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
Allowance and Provision for Credit Losses on Loans
The allowance for credit losses ("ACL") is an accounting estimate of the expected credit losses in the HFI loans portfolio over the life of an exposure (or pool of exposures). Expected credit losses are measured on a collective (pooled) basis for financial assets with similar risk characteristics. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans as described in Notes 1 and 4 of the consolidated financial statements. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
The Company estimates expected credit losses for loans using a methodology based on a loan-level probability of default ("PD") and Loss Given Default ("LGD") cash flow method that is applied using an exposure at default model. Cash flow projections are at the loan level wherein payment expectations are adjusted for estimated prepayment speeds, PD rates, and LGD rates. The expected prepayment speeds are based on historical internal data. These historical loss rates are then modified to incorporate a reasonable and supportable forecast of future losses at the portfolio segment level.
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

Eagle Bancorp, Inc 2025 Form 10-K	77

Table of Contents	Report of Independent Registered Public Accounting Firm

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
/s/ Crowe LLP
We have served as the Company's auditor since 2021.
Franklin, Tennessee
March 9, 2026

Eagle Bancorp, Inc 2025 Form 10-K	78

EAGLE BANCORP, INC.
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	As of
	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$11,692	$14,463
Interest-bearing deposits with banks and other short-term investments	684,001	619,017
Investment securities available-for-sale (amortized cost of $1,055,146 and $1,408,935, respectively, and allowance for credit losses of $0 and $22, respectively)	976,770	1,267,404
Investment securities held-to-maturity, net of allowance for credit losses of $1,030 and $1,306, respectively (fair value of $774,947 and $820,382, respectively)	854,780	938,647
Federal Reserve and Federal Home Loan Bank stock	28,327	51,763
Loans held for sale, at lower of cost or fair value	90,650	—
Loans held for investment, at amortized cost	7,280,459	7,934,888
Less: Allowance for credit losses	(159,604)	(114,390)
Loans held for investment, net of allowance	7,120,855	7,820,498
Premises and equipment, net	12,800	7,694
Right-of-use assets - operating leases	28,451	18,494
Deferred income taxes	132,330	91,472
Bank-owned life insurance	335,177	115,806
Other real estate owned	2,059	2,743
Other assets	219,311	181,507
Total Assets	$10,497,203	$11,129,508

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,433,952	$1,544,403
Interest-bearing transaction	1,038,154	1,211,791
Savings and money market	3,624,813	3,599,221
Time deposits	3,036,687	2,775,663
Total deposits	9,133,606	9,131,078
Customer repurchase agreements	—	33,157
Other short-term borrowings	—	490,000
Long-term borrowings	76,428	76,108
Operating lease liabilities	35,256	23,815
Reserve for unfunded commitments	5,090	3,463
Other liabilities	115,540	145,826
Total Liabilities	9,365,920	9,903,447

Shareholders’ Equity
Common stock, par value 0.01 per share; shares authorized 100,000,000, shares issued and outstanding 30,359,632 and 30,202,003, respectively	300	298
Additional paid-in capital	382,499	384,932
Retained earnings	837,643	982,304
Accumulated other comprehensive income (loss)	(89,159)	(141,473)
Total Shareholders’ Equity	1,131,283	1,226,061
Total Liabilities and Shareholders’ Equity	$10,497,203	$11,129,508
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc 2025 Form 10-K	79

EAGLE BANCORP, INC.
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	For the Year Ended December 31,
	2025	2024	2023
Interest Income
Interest and fees on loans	$494,807	$548,389	$518,080
Interest and dividends on investment securities	43,958	49,971	54,660
Interest on balances with other banks and short-term investments	65,717	89,203	52,587
Total interest income	604,482	687,563	625,327
Interest Expense
Interest on deposits	314,655	320,421	257,544
Interest on customer repurchase agreements	764	1,271	1,218
Interest on other short-term borrowings	11,086	72,386	73,253
Interest on long-term borrowings	8,090	4,797	2,766
Total interest expense	334,595	398,875	334,781
Net Interest Income	269,887	288,688	290,546
Provision for (Reversal of) Credit Losses	293,097	66,360	31,536
Provision for (Reversal of) Credit Losses for Unfunded Commitments	1,627	(2,127)	(267)
Net Interest Income (Loss) After Provision for (Reversal of) Credit Losses	(24,837)	224,455	259,277

Noninterest Income
Service charges on deposits	7,127	6,843	6,455
Gain (loss) on sale of loans	(4,687)	57	418
Net gain (loss) on sale of investment securities	(3,823)	14	(11)
Increase in the cash surrender value of bank-owned life insurance	20,372	2,885	2,659
Other income	10,319	10,140	12,015
Total noninterest income	29,308	19,939	21,536
Noninterest Expense
Salaries and employee benefits	87,859	87,768	86,096
Premises and equipment expenses	12,027	11,382	12,606
Marketing and advertising	5,016	5,449	3,359
Data processing	16,574	14,093	13,083
Legal, accounting and professional fees	10,168	9,286	10,787
FDIC insurance	31,413	29,009	11,853
Goodwill impairment	—	104,168	—
Legal contingency (Note 19)	10,000	—	—
Other expenses	27,598	13,479	15,509
Total noninterest expense	200,655	274,634	153,293
Income (Loss) Before Income Tax Expense	(196,184)	(30,240)	127,520
Income Tax Expense (Benefit)	(58,132)	16,795	26,986
Net Income (Loss)	$(138,052)	$(47,035)	$100,534
Earnings (Loss) Per Common Share
Basic	$(4.55)	$(1.56)	$3.31
Diluted	$(4.55)	$(1.56)	$3.31

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc 2025 Form 10-K	80

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net Income (Loss)	$(138,052)	$(47,035)	$100,534

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	44,845	15,406	32,519
Reclassification adjustment for (gain) loss on fair value hedging relationships	(108)	—	—
Reclassification adjustment for net (gain) loss included in net income (loss)	2,629	(12)	8
Total unrealized gain (loss) on investment securities available-for-sale	47,366	15,394	32,527
Amortization of unrealized loss on securities transferred to held-to-maturity	4,882	5,290	4,805
Unrealized gain (loss) on derivatives	27	200	(182)
Reclassification adjustment for (gain) loss on cash flow hedging relationships	39	—	—
Total unrealized gain (loss) on derivatives	66	200	(182)
Other comprehensive income (loss)	52,314	20,884	37,150
Comprehensive Income (Loss)	$(85,738)	$(26,151)	$137,684

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc 2025 Form 10-K	81

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands except share data)

	Common		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	31,346,903	$310	$412,303	$1,015,215	$(199,507)	$1,228,321

Net Income (Loss)	—	—	—	100,534	—	100,534
Other comprehensive income (loss), net of tax	—	—	—	—	37,150	37,150
Stock-based compensation expense	—	—	10,018	—	—	10,018
Issuance of common stock under share-based compensation arrangements	157,560	1	(1)	—	—	—
Issuance of common stock related to employee stock purchase plan	21,149	—	586	—	—	586
Cash dividends declared ( $1.80 per share)	—	—	—	(54,293)	—	(54,293)
Common stock repurchased	(1,600,000)	(15)	(48,018)	—	—	(48,033)
Balance as of December 31, 2023	29,925,612	296	374,888	1,061,456	(162,357)	1,274,283

Net Income (Loss)	—	—	—	(47,035)	—	(47,035)
Other comprehensive income (loss), net of tax	—	—	—	—	20,884	20,884
Stock-based compensation expense	—	—	9,561	—	—	9,561
Issuance of common stock under share-based compensation arrangements	252,576	2	(2)	—	—	—
Issuance of common stock related to employee stock purchase plan	23,815	—	485		—	485
Cash dividends declared ($1.07 per share)	—	—	—	(32,117)	—	(32,117)
Common stock repurchased	—	—	—	—	—	—
Balance as of December 31, 2024	30,202,003	298	384,932	982,304	(141,473)	1,226,061
Out-of-period adjustment (1)	—	—	(8,705)	8,705	—	—
Balance as of January 1, 2025	30,202,003	298	376,227	991,009	(141,473)	1,226,061

Net Income (Loss)	—	—	—	(138,052)	—	(138,052)
Other comprehensive income (loss), net of tax	—	—	—	—	52,314	52,314
Stock-based compensation expense	—	—	7,046	—	—	7,046
Issuance of common stock under share-based compensation arrangements	136,449	2	(1,210)	—	—	(1,208)
Issuance of common stock related to employee stock purchase plan	21,180	—	436	—	—	436
Cash dividends declared ($0.51 per share)	—	—	—	(15,314)	—	(15,314)
Common stock repurchased	—	—	—	—	—	—
Balance as of December 31, 2025	30,359,632	$300	$382,499	$837,643	$(89,159)	$1,131,283
(1)     Refer to "Note 1 – Summary of Significant Accounting Policies" for further details on this out-of-period adjustment.
    See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc 2025 Form 10-K	82

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net Income (loss)	$(138,052)	$(47,035)	$100,534
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	293,097	66,360	31,536
(Reversal of) provision for unfunded commitments	1,627	(2,127)	(267)
Goodwill impairment	—	104,168	—
Depreciation and amortization	2,947	3,198	3,480
Loss on mortgage servicing rights	—	(1,512)	142
Securities premium amortization (discount accretion), net	4,494	5,416	6,189
Origination of loans residential mortgage loans held for sale	—	—	(29,690)
Proceeds from sale of residential mortgage loans held for sale	—	—	36,842
Gains (loss) on sale of residential mortgage loans held for sale	—	(57)	(418)
Deferred income tax (benefit) expense	(58,132)	2,601	(3,377)
Net gain on sale of other real estate owned	(1,653)	—	(134)
Net increase in cash surrender value of bank owned life insurance	(20,372)	(2,885)	(2,659)
Net (gain) loss on sale of investment securities	3,823	(14)	11
Stock-based compensation expense	7,046	9,561	10,018
Decrease (increase) in other assets	(37,644)	(7,703)	(14,976)
Increase (decrease) in other liabilities	(28,686)	(6,201)	58,395
Net cash provided by operating activities	28,495	123,770	195,626
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(28,224)	—	—
Proceeds from maturities of available-for-sale securities	119,743	115,404	123,782
Proceeds from sale/call of available-for-sale securities	256,238	141,100	8,303
Proceeds from maturities of held-to-maturity securities	68,276	70,235	78,251
Proceeds from call of held-to-maturity securities	19,924	11,868	2,906
Purchases of Federal Reserve stock	(197)	(2,383)	(299)
Proceeds from (purchases of) Federal Home Loan Bank stock	23,634	(23,633)	39,618
Proceeds from sale of mortgage servicing rights	—	4,798	—
Net change in loans	207,617	(6,982)	(351,913)
Proceeds from sale of loans	95,381	—	—
Net (purchase) redemption of bank owned life insurance	(199,159)	—	736
Proceeds from sale of other real estate owned	14,933	656	987
Purchase of premises and equipment	(7,733)	(326)	(70)
Net cash (used in) provided by investing activities	570,433	310,737	(97,699)
Cash Flows From Financing Activities:
Increase (decrease) in deposits	2,528	323,039	94,857
Increase (decrease) in customer repurchase agreements	(33,157)	2,570	(4,513)
Decrease in short-term borrowings	(490,000)	(880,000)	324,999
Net proceeds from long-term borrowings	—	75,812	—
Proceeds from exercise of equity compensation plans	(1,208)	—	—
Proceeds from employee stock purchase plan	436	485	586
Common stock repurchased	—	—	(48,033)
Cash dividends paid	(15,314)	(45,617)	(54,993)
Net cash provided by (used in) financing activities	(536,715)	(523,711)	312,903
Net Increase (Decrease) in Cash and Cash Equivalents	62,213	(89,204)	410,830
Cash and Cash Equivalents at Beginning of Period	633,480	722,684	311,854
Cash and Cash Equivalents at End of Period	$695,693	$633,480	$722,684
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc 2025 Form 10-K	83

	For the Year Ended December 31,
	2025	2024	2023
Supplemental Cash Flows Information:
Interest paid	$342,469	$438,222	$376,841

Net cash paid (refunds received) for income taxes:
Federal	$—	$5,200	$21,500
State	1,460	3,010	40
Foreign	—	—	—
Net cash paid (refunds received) for income taxes	$1,460	$8,210	$21,540

Income taxes paid (net of refunds) exceeded 5% threshold in the following jurisdictions:
State
Maryland	$1,120	$2,790	N/A(1)
DC	340	N/A(1)	N/A(1)

Supplemental Non-Cash Disclosures:
Initial recognition of operating lease right-of-use assets	$15,941	$5,786	$418
Transfer of loans held for investment to loans held for sale	201,397	5,000	—
Transfers from loans to other real estate owned	12,600	2,370	—
(1) Did not exceed the reporting threshold of 5% for the period presented.

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc 2025 Form 10-K	84

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
The Bank offers its products and services through twelve banking offices, four lending centers and various digital capabilities, including web-based and smartphone-enabled banking services. The Bank has three active direct subsidiaries: Bethesda Leasing, LLC, Eagle Insurance Services, LLC and Landroval Municipal Finance, Inc. Bethesda Leasing, LLC holds title to and operates real estate owned and acquired through foreclosure. Eagle Insurance Services, LLC, which previously offered access to insurance products and services through a referral program with a third party insurance broker, continues to receive fee income in connection with such program. Landroval Municipal Finance, Inc. focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company with all significant intercompany transactions eliminated. EagleBank, a Maryland chartered commercial bank, is the Company’s principal subsidiary. The investment in subsidiaries is recorded on the Company’s books (Parent Only) on the basis of its equity in the net assets of the subsidiary (see "Note 23 – Parent Company Financial Information" for further details).
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
Out-of-Period Adjustment
The Company recorded an out-of-period adjustment in 2025 that had the net effect of increasing retained earnings and decreasing additional paid-in capital by $8.7 million. The adjustment is the result of an identified error in the accounting for shares withheld to cover employee tax liabilities related to vested stock-based compensation. The Company assessed the individual and aggregate impact of this adjustment on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to 2025 and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Consequently, the Company recorded the adjustment in 2025 and has not revised any previously issued amounts in the Company’s Consolidated Financial Statements.
Cash and Cash Equivalents and Statements of Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits with other banks that have an original maturity of three months or less. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, federal funds purchased, repurchase agreements and other borrowings.

Eagle Bancorp, Inc 2025 Form 10-K	85

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

Interest-bearing Deposits in Other Financial Institutions
Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.
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
Besides our primary loan portfolio segments that are summarized below, the Company also regularly engages in the sale of the guaranteed portion of SBA loans originated by the Bank. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an excess servicing asset, which is computed on a loan by loan basis with the unamortized amount being included in intangible assets in the Consolidated Balance Sheets. This excess servicing asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other income in the Consolidated Statements of Operations.
Up until the second half of 2024, the Company originated multifamily FHA loans through the Department of Housing and Urban Development’s Multifamily Accelerated Program. The Company securitized these loans through the

Eagle Bancorp, Inc 2025 Form 10-K	86

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
Allowance for Credit Losses
The table below presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Operations.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Provision for (reversal of) credit losses - loans	$293,392	$67,005	$30,346
Provision for (reversal of) credit losses - HTM debt securities	(295)	(645)	1,190
Total Provision for credit losses	$293,097	$66,360	$31,536
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

Eagle Bancorp, Inc 2025 Form 10-K	87

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
Portfolio segments are used to pool loans with similar risk characteristics and align with our methodology for measuring current expected credit losses ("CECL"). While our methodology in establishing the ACL attributes portions of the ACL and RUC to the separate loan pools or segments, the entire ACL and RUC is available to absorb credit losses in the total loan portfolio and total amount of unfunded credit commitments, respectively. A summary of our primary portfolio segments is as follows:
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

Eagle Bancorp, Inc 2025 Form 10-K	88

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
The ACL also includes a qualitative adjustment for inherent risks not reflected in the historical quantitative analysis associated with the reasonable and supportable forecast. Relevant factors include, but are not limited to, concentrations of credit risk, appraisal risk from volatility in the market, changes in underwriting standards, experience and depth of lending staff and trends in delinquencies. Our model may reflect assumptions by management that are not covered by the qualitative and environmental factors, and we reevaluate all of its factors quarterly. Additionally, the ACL includes a qualitative reserve for CRE office loans (the "office overlay"), which reflects management’s assessment of continued uncertainty in that sector as well as potential lag effects from interest-rate sensitivity, valuation declines, and refinancing risk. Management continues to monitor trends, including occupancy, capitalization rates, and market liquidity, across key metropolitan areas and may adjust qualitative reserves further as these factors evolve.
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

Eagle Bancorp, Inc 2025 Form 10-K	89

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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

Eagle Bancorp, Inc 2025 Form 10-K	90

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method for financial reporting purposes. Premises and equipment are depreciated over the useful lives of the assets, which generally range from 3 to 7 years for furniture, fixtures and equipment, 3 to 5 years for computer software and hardware and 5 to 20 years for leasehold improvements. Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statements of Operations.
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
Goodwill and Other Intangible Assets
During the quarter ended June 30, 2024, Management determined that a triggering event had occurred as a result of the share price trading under book value for more than four quarters due to the impact of changing macroeconomic conditions and rising interest rates on the banking industry, resulting in a sustained decrease in the Company's stock price. As a result of the triggering event, the Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company during the second quarter of 2024. The valuation indicated that the fair value did not exceed the carrying amount of the Company's sole reporting unit as of May 31, 2024 which resulted in a determination that goodwill had become fully impaired. The goodwill impairment charge of $104.2 million reduced the carrying value of the Company's goodwill to zero as of June 30, 2024. The impaired goodwill was primarily related to the acquisition of the Virginia Heritage Bank in October 2014. The impairment charge did not impact our cash flows, liquidity ratios, core operating performance, or regulatory capital ratios.
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
Revenue Recognition
The majority of our revenue-generating transactions are not subject to ASC 606 "Revenue from Contracts with Customers", including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Substantially all of the Company’s revenue is generated from contracts with customers. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our Statements of Operations as components of noninterest income are as follows:
•Service charges on deposit accounts (i.e. automated teller machine ("ATM") fees) – These represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed

Eagle Bancorp, Inc 2025 Form 10-K	91

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
•Sale of OREO – The Company assesses whether it is "probable" that it will collect the consideration to which it will be entitled in exchange for transferring the asset to the customer.
Customer Repurchase Agreements
The Company used to enter into agreements under which it sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The Company discontinued this product offering in November 2025.
Marketing and Advertising
Marketing and advertising costs are generally expensed as incurred.
Income Taxes
The Company employs the asset and liability method of accounting for income taxes as required by ASC 740, "Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e. temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. We recognize deferred tax assets ("DTA") to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our DTAs in the future in excess of their recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.
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
Stock-Based Compensation
In accordance with ASC Topic 718, "Compensation," the Company records as salaries and employee benefits expense on its Consolidated Statements of Operations an amount equal to the amortization (over the remaining service period) of the fair value of option and restricted stock awards computed at the date of grant. Salary and employee benefits expense on variable stock grants (i.e., performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to "Note 15 – Stock-Based Compensation" for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2025, 2024 and 2023. The Company records the discount from the fair market value of shares issued under its Employee Share Purchase Plan as a component of Salaries and employee benefits expense in its Consolidated Statements of Operations.

Eagle Bancorp, Inc 2025 Form 10-K	92

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on debt securities available-for-sale, debt securities transferred to HTM from AFS, and unrealized gains and losses on derivatives as cash flow hedges (all net of taxes). Other comprehensive income (loss) is recognized as a separate component of equity.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Other than the legal contingency discussed in Note 19 – Commitments and Contingent Liabilities, Management does not believe any additional matters exist that will have a material effect on the financial statements.
Segment Reporting
The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. Refer to "Note 24 – Segment Reporting" for further details.
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

Eagle Bancorp, Inc 2025 Form 10-K	93

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
ASU No. 2025-09, "Derivatives and Hedging (Topic 815)— Hedge Accounting Improvements" ("ASU 2025-09"). In November 2025, the FASB issued ASU 2025-09 to provide significant improvements to hedge accounting under FASB ASC 815, primarily by giving companies more flexibility to align hedge accounting with their actual risk management, especially for variable-rate debt ("choose-your-rate"), nonfinancial asset hedges, and aggregated forecasts. Key changes include allowing flexible switching between interest rate indexes for variable debt hedges, simplifying grouping of forecasted transactions (similar risk instead of shared risk), and resolving mismatches in complex dual-purpose hedges involving foreign currency debt. The goal is to reduce complexity, cost, and align financial reporting with economic reality. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods The Company is currently in the process of evaluating this guidance.
ASU No. 2025-12, "Codifications Improvements" ("ASU 2025-12"). In December 2025, the FASB issued ASU 2025-12 to make dozens of technical corrections, clarifications, and minor enhancements across various topics including simplifying diluted EPS calculations with losses, clarifying lease receivable disclosures, refining beneficial interest calculations, and streamlining treasury stock accounting. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently in the process of evaluating this guidance.
Accounting Standards Adopted in 2025
ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The ASU required additional income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 was effective for public business entities for annual periods beginning after December 15, 2024. The new disclosure requirements were adopted retrospectively by the Company in 2025, and the requirements around

Eagle Bancorp, Inc 2025 Form 10-K	94

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

effective tax rates and cash income taxes paid only apply to year-end. Refer to "Note 12 – Income Taxes" for further details.
ASU No. 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements" ("ASU 2024-02") amended the Accounting Standard Codification ("Codification") by removing references to various concepts statements. These amendments simplified the Codification and further drew a distinction between authoritative and non-authoritative literature. The amendments were effective for public business entities for fiscal years beginning after December 15, 2024. Adoption of this guidance did not have a material impact on our consolidated financial statements. Refer to "Note 12 – Income Taxes" in this report for the applied accounting standard.
Note 2 – Cash and Due from Banks
For the years ended December 31, 2025 and 2024, the Bank maintained average daily balances at the Federal Reserve Bank of Richmond ("Federal Reserve Bank") of $1.5 billion and $1.8 billion, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.
Note 3 – Investment Securities
The table below summarizes the Company's investment in AFS securities by major security type.

	As of December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. agency securities	$355,249	$—	$(17,541)	$—	$337,708
Residential mortgage-backed securities	620,540	152	(58,188)	—	562,504
Commercial mortgage-backed securities	68,931	117	(2,503)	—	66,545
Municipal bonds	8,426	—	(380)	—	8,046
Corporate bonds	2,000	—	(33)	—	1,967
Total available-for-sale securities	$1,055,146	$269	$(78,645)	$—	$976,770

	As of December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. treasury bonds	$24,988	$—	$(212)	$—	$24,776
U.S. agency securities	600,277	—	(41,742)	$—	558,535
Residential mortgage-backed securities	719,815	36	(94,535)	—	625,316
Commercial mortgage-backed securities	53,248	—	(4,303)	—	48,945
Municipal bonds	8,607	—	(593)	—	8,014
Corporate bonds	2,000	—	(160)	(22)	1,818
Total available-for-sale securities	$1,408,935	$36	$(141,545)	$(22)	$1,267,404

Eagle Bancorp, Inc 2025 Form 10-K	95

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

The table below summarizes the Company's investment in HTM securities by major security type.

	As of December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$544,402	$—	$(58,836)	$485,566
Commercial mortgage-backed securities	85,760	—	(9,787)	75,973
Municipal bonds	106,875	—	(6,933)	99,942
Corporate bonds	118,773	8	(5,315)	113,466
Total	855,810	$8	$(80,871)	$774,947
Less: Allowance for credit losses	(1,030)
Total held-to-maturity securities, net of ACL	$854,780

	As of December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$605,904	$—	$(85,941)	$519,963
Commercial mortgage-backed securities	88,575	—	(13,069)	75,506
Municipal bonds	114,060	—	(11,389)	102,671
Corporate bonds	131,414	—	(9,172)	122,242
Total	939,953	$—	$(119,571)	$820,382
Less: Allowance for credit losses	(1,306)
Total held-to-maturity securities, net of ACL	$938,647
In addition, as of December 31, 2025 and 2024, the Company held $28.3 million and $51.8 million, respectively, in non-marketable equity securities in a combination of Federal Reserve System ("Federal Reserve Board", "Federal Reserve" or "FRB") and FHLB stocks, which are required to be held for regulatory purposes. These securities cannot be disposed of other than through redemption by the issuer and, if redeemed, would be redeemed at the original cost. The securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.
As of December 31, 2025 and 2024, the Company had $38.5 million and $44.8 million, respectively, of unamortized unrealized losses outstanding following the transfer of investment securities from AFS to HTM in 2022. These unrealized losses are included in accumulated other comprehensive loss and are amortized through interest income as a yield adjustment over the remaining term of the securities.
Accrued interest receivable on investment securities totaled $5.5 million and $6.6 million as of December 31, 2025 and 2024, respectively. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.

Eagle Bancorp, Inc 2025 Form 10-K	96

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

The table below summarizes, by length of time, the Company's AFS securities that have been in a continuous unrealized loss position and HTM securities that have been in a continuous unrecognized loss position.

	As of December 31, 2025
		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment securities available-for-sale:
U.S. agency securities	52	$—	$—	$337,708	$(17,541)	$337,708	$(17,541)
Residential mortgage-backed securities	139	—	—	546,514	(58,188)	546,514	(58,188)
Commercial mortgage-backed securities	10	—	—	37,329	(2,503)	37,329	(2,503)
Municipal bonds	1	—	—	8,046	(380)	8,046	(380)
Corporate bonds	1	—	—	1,967	(33)	1,967	(33)
Total	203	$—	$—	$931,564	$(78,645)	$931,564	$(78,645)

Investment securities held-to-maturity:
Residential mortgage-backed securities	136	$—	$—	$485,567	$(58,836)	$485,567	$(58,836)
Commercial mortgage-backed securities	16	4,271	(503)	71,702	(9,284)	75,973	(9,787)
Municipal bonds	33	—	—	98,942	(6,933)	98,942	(6,933)
Corporate bonds	27	1,922	(18)	106,638	(5,297)	108,560	(5,315)
Total	212	$6,193	$(521)	$762,849	$(80,350)	$769,042	$(80,871)

	As of December 31, 2024
		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment securities available-for-sale:
U.S. treasury bonds	1	$—	$—	$24,776	$(212)	$24,776	$(212)
U.S. agency securities	71	2,300	(8)	556,235	(41,734)	558,535	(41,742)
Residential mortgage-backed securities	148	7,530	(128)	616,392	(94,407)	623,922	(94,535)
Commercial mortgage-backed securities	13	—	—	48,945	(4,303)	48,945	(4,303)
Municipal bonds	1	—	—	8,014	(593)	8,014	(593)
Corporate bonds	1	—	—	1,818	(160)	1,818	(160)
Total	235	$9,830	$(136)	$1,256,180	$(141,409)	$1,266,010	$(141,545)

Investment securities held-to-maturity:
Residential mortgage-backed securities	140	$—	$—	$519,963	$(85,941)	$519,963	$(85,941)
Commercial mortgage-backed securities	16	—	—	75,506	(13,069)	75,506	(13,069)
Municipal bonds	36	4,026	(75)	98,645	(11,314)	102,671	(11,389)
Corporate bonds	30	1,928	(77)	110,280	(9,095)	112,208	(9,172)
Total	222	$5,954	$(152)	$804,394	$(119,419)	$810,348	$(119,571)

Eagle Bancorp, Inc 2025 Form 10-K	97

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

As of December 31, 2025, unrealized losses were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the securities were originally purchased, and were considered to be temporary, and not due to credit quality concerns on the investment securities. The fair values of these securities are expected to recover as the securities approach their respective maturity dates.
The Company measures its AFS and HTM securities portfolios for credit losses as part of its ACL analysis. For further information on provision for credit losses on AFS and HTM securities, see the "Allowance for Credit Losses" discussion in "Note 1 – Summary of Significant Accounting Policies". As of December 31, 2025 and 2024, the Company had an allowance for credit losses outstanding of zero and $22 thousand, respectively, on its AFS securities and $1.0 million and $1.3 million, respectively, on its HTM securities, each of which primarily comprise allowances for corporate bonds.
The table below summarizes the Company's investment in AFS securities and HTM securities by contractual maturity. Expected maturities for mortgage-backed securities ("MBS") will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2025
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
Within one year	$58,374	$57,691
One to five years	224,088	213,883
Five to ten years	64,720	59,807
Beyond ten years	18,493	16,340
Residential mortgage-backed securities	620,540	562,504
Commercial mortgage-backed securities	68,931	66,545
Less: allowance for credit losses	—	—
Total investment securities available-for-sale	1,055,146	976,770

Investment securities held-to-maturity:
Within one year	4,897	4,905
One to five years	71,023	69,041
Five to ten years	98,654	92,580
Beyond ten years	51,074	46,882
Residential mortgage-backed securities:	544,402	485,566
Commercial mortgage-backed securities	85,760	75,973
Less: allowance for credit losses	(1,030)	—
Total investment securities held-to-maturity	854,780	774,947
Total	$1,909,926	$1,751,717
The table below displays information about the sales and calls of our investment securities.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Proceeds from sales and calls	$276,162	$152,968	$11,209
Gross realized gains from sales and calls	20	14	129
Gross realized losses from sales and calls	3,843	—	140
As of December 31, 2025 and 2024, the book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase and certain lines of credit with correspondent banks was $519.6 million and $369.1 million, respectively, which were well in excess of required amounts in order to operationally provide significant reserve amounts for new business.
As of December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Eagle Bancorp, Inc 2025 Form 10-K	98

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

Note 4 – Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.
The table below presents HFI Loans, net of unamortized net deferred fees, summarized by portfolio segment.

	As of
	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,338,486	18%	$1,183,628	15%
Income producing - commercial real estate	3,350,718	46%	4,064,846	51%
Owner occupied - commercial real estate	1,602,124	22%	1,269,669	16%
Real estate mortgage - residential	37,100	1%	50,535	1%
Construction - commercial and residential	795,400	11%	1,210,763	15%
Construction - C&I (owner occupied)	108,468	1%	103,259	1%
Home equity	47,448	1%	51,130	1%
Other consumer	715	—%	1,058	—%
Total loans	7,280,459	100%	7,934,888	100%
Less: allowance for credit losses	(159,604)		(114,390)
Net loans (1)	$7,120,855		$7,820,498
(1)Excludes accrued interest receivable of $35.9 million and $42.9 million as of December 31, 2025 and 2024, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees and costs were $17.6 million and $18.8 million as of December 31, 2025 and 2024, respectively.
During the year ended December 31, 2025, certain loans, primarily income producing - commercial real estate loans, were reclassified from HFI to HFS loans with the lower of cost or fair value of $201.4 million. As of December 31, 2025, the outstanding balance of these HFS loans was $90.7 million as reported on the Consolidated Balance Sheets, all of which were on nonaccrual status.
As of December 31, 2025 and 2024, the Bank serviced $81.5 million and $63.7 million, respectively, of SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets. During the year ended December 31, 2024, the Company sold the remaining servicing rights to all FHA loans.
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

Eagle Bancorp, Inc 2025 Form 10-K	99

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.2 billion as of December 31, 2025. A portion of the ADC portfolio, both speculative and non-speculative, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 38% of the outstanding ADC loan portfolio as of December 31, 2025. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products.
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

Eagle Bancorp, Inc 2025 Form 10-K	100

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below details activity in the ACL by portfolio segment. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction -Commercial and Residential	Construction - C&I (Owner Occupied)	Home Equity	Other Consumer	Total
For the Year Ended December 31, 2025
Allowance for credit losses:
Balance at beginning of period	$16,293	$65,375	$19,295	$472	$11,333	$1,079	$515	$28	$114,390
Loans charged-off	(2,410)	(205,661)	(22,238)	—	(18,712)	—	(206)	(35)	(249,262)
Recoveries of loans previously charged-off	666	332	86	—	—	—	—	—	1,084
Net loans (charged-off) and recovered	(1,744)	(205,329)	(22,152)	—	(18,712)	—	(206)	(35)	(248,178)
Provision for (reversal of) credit losses	12,058	238,661	23,576	(133)	18,550	436	210	34	293,392
Ending balance	$26,607	$98,707	$20,719	$339	$11,171	$1,515	$519	$27	$159,604

For the Year Ended December 31, 2024
Allowance for credit losses:
Balance at beginning of year	$16,149	$44,447	$13,006	$778	$9,077	$1,861	$598	$24	$85,940
Loans charged-off	(4,906)	(30,284)	(3,800)	—	(129)	—	—	(88)	(39,207)
Recoveries of loans previously charged-off	373	185	94	—	—	—	—	—	652
Net loans (charged-off) and recovered	(4,533)	(30,099)	(3,706)	—	(129)	—	—	(88)	(38,555)
Provision for (reversal of) credit losses	4,677	51,027	9,995	(306)	2,385	(782)	(83)	92	67,005
Ending balance	$16,293	$65,375	$19,295	$472	$11,333	$1,079	$515	$28	$114,390

For the Year Ended December 31, 2023
Allowance for credit losses:
Balance at beginning of year	$15,320	$36,207	$12,434	$951	$7,324	$1,591	$543	$74	$74,444
Loans charged-off	(2,020)	(11,817)	—	—	(5,636)	—	—	(50)	(19,523)
Recoveries of loans previously charged-off	576	—	55	—	36	—	—	6	673
Net loans (charged-off) and recovered	(1,444)	(11,817)	55	—	(5,600)	—	—	(44)	(18,850)
Provision for (reversal of) credit losses	2,273	20,057	517	(173)	7,353	270	55	(6)	30,346
Ending balance	$16,149	$44,447	$13,006	$778	$9,077	$1,861	$598	$24	$85,940
The table below presents the amortized cost basis of collateral-dependent HFI loans by portfolio segment.

	As of
	December 31, 2025		December 31, 2024
(dollars in thousands)	Business/Other Assets	Real Estate	Business/Other Assets	Real Estate
Commercial	$15,285	$2,813	$1,214	$1,125
Income producing-commercial real estate	880	61,657	880	167,574
Owner occupied - commercial real estate	—	7,938	—	37,746
Real estate mortgage- residential	—	579	—	—
Construction - commercial and residential	—	17,394	—	—
Home equity	—	351	—	303
Total	$16,165	$90,732	$2,094	$206,748

Eagle Bancorp, Inc 2025 Form 10-K	101

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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

Classified (a) Substandard:
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

Classified (b) Doubtful:
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

Eagle Bancorp, Inc 2025 Form 10-K	102

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The Company's credit quality indicators are generally updated annually, however, credits rated "Special Mention" or below are reviewed more frequently. The table below presents the amortized cost basis of HFI loans by risk category, class and year of origination, along with any charge-offs that were recorded in the applicable loan segment, if applicable. The table below excludes $176.5 million of gross charge-offs associated with loans that were reclassified to HFS or sold during the year ended December 31, 2025.

	As of December 31, 2025
(dollars in thousands)	Prior	2021	2022	2023	2024	2025	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial:
Pass	$92,082	$18,390	$35,098	$66,402	$83,098	$357,934	$593,711	$3,815	$1,250,530
Special Mention	524	309	11,264	994	10,360	—	7,018	—	30,469
Substandard	22,721	433	18,134	406	—	—	13,102	2,691	57,487
Total	115,327	19,132	64,496	67,802	93,458	357,934	613,831	6,506	1,338,486
YTD gross charge-offs	(1,208)	(525)	(304)	—	(57)	—	(296)	—	(2,390)
PPP loans:
Pass	—	—	—	—	—	—	—	—	—
Income producing - commercial real estate:
Pass	1,087,720	435,579	533,070	364,692	88,823	123,114	145,256	13,381	2,791,635
Special Mention	86,600	43,104	56,157	—	—	—	—	—	185,861
Substandard	167,878	90,035	114,451	—	—	—	858	—	373,222
Total	1,342,198	568,718	703,678	364,692	88,823	123,114	146,114	13,381	3,350,718
YTD gross charge-offs	(35,833)	—	—	—	—	—	(10,500)	—	(46,333)
Owner occupied - commercial real estate:
Pass	667,233	209,803	89,580	132,719	126,792	356,437	636	—	1,583,200
Substandard	14,263	3,137	1,072	452	—	—	—	—	18,924
Total	681,496	212,940	90,652	133,171	126,792	356,437	636	—	1,602,124
YTD gross charge-offs	(22,238)	—	—	—		—	—	—	(22,238)
Real estate mortgage - residential:
Pass	13,331	6,411	10,941	5,838	—	—	—	—	36,521
Substandard	579	—	—	—	—	—	—	—	579
Total	13,910	6,411	10,941	5,838	—	—	—	—	37,100
Construction - commercial and residential:
Pass	10,095	106,241	307,223	120,558	10,228	23,415	92,900	8,294	678,954
Special Mention	—	—	25,082	—	—	—	27,469	—	52,551
Substandard	35,517	11,618	15,320	—	—	—	1,440	—	63,895
Total	45,612	117,859	347,625	120,558	10,228	23,415	121,809	8,294	795,400
YTD gross charge-offs	(1,579)	—	—	—	—	—	—	—	(1,579)
Construction - C&I (owner occupied):
Pass	3,737	—	—	10,199	43,484	18,945	791	31,312	108,468
Home equity
Pass	1,282	35	114	—	—	—	44,822	805	47,058
Substandard	248	—	—	—	—	—	82	60	390
Total	1,530	35	114	—	—	—	44,904	865	47,448
YTD gross charge-offs	—	(206)	—	—	—	—	—	—	(206)
Other consumer
Pass	—	—	—	—	—	156	559	—	715
YTD gross charge-offs	(3)	—	—	—	—	—	—	(32)	(35)

Total Recorded Investment	$2,203,810	$925,095	$1,217,506	$702,260	$362,785	$880,001	$928,644	$60,358	$7,280,459
Total YTD gross charge-offs	$(60,861)	$(731)	$(304)	$—	$(57)	$—	$(10,796)	$(32)	$(72,781)

Eagle Bancorp, Inc 2025 Form 10-K	103

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

	As of December 31, 2024
(dollars in thousands)	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial:
Pass	$132,595	$26,775	$133,687	$110,439	$89,608	$104,927	$513,645	$4,394	$1,116,070
Special Mention	7,828	3,479	—	—	—	—	18,384	—	29,691
Substandard	11,404	3,713	2,128	519	—	—	12,223	7,880	37,867
Total	151,827	33,967	135,815	110,958	89,608	104,927	544,252	12,274	1,183,628
YTD gross charge-offs	(4,350)	—	—	—	—	—	(506)	(50)	(4,906)
Income producing - commercial real estate:
Pass	1,442,246	176,268	626,527	680,822	276,731	151,535	216,363	29,243	3,599,735
Special Mention	74,251	91,643	—	20,600	—	—	—	—	186,494
Substandard	266,309	1,808	—	—	—	—	10,500	—	278,617
Total	1,782,806	269,719	626,527	701,422	276,731	151,535	226,863	29,243	4,064,846
YTD gross charge-offs	(29,898)	(386)	—	—	—	—	—	—	(30,284)
Owner occupied - commercial real estate:
Pass	622,258	57,611	219,162	39,221	138,860	69,623	299	—	1,147,034
Special Mention	23,658	—	—	—	—	—	—	—	23,658
Substandard	96,634	1,248	—	1,095	—	—	—	—	98,977
Total	742,550	58,859	219,162	40,316	138,860	69,623	299	—	1,269,669
YTD gross charge-offs	(3,800)	—	—	—	—	—	—	—	(3,800)
Real estate mortgage - residential:
Pass	20,080	2,435	9,972	12,181	5,867	—	—	—	50,535
Total	20,080	2,435	9,972	12,181	5,867	—	—	—	50,535
Construction - commercial and residential:
Pass	26,739	38,385	199,933	595,496	202,577	7,588	124,508	—	1,195,226
Special Mention	—	—	4,964	—	—	—	—	—	4,964
Substandard	5,683	—	4,890	—	—	—	—	—	10,573
Total	32,422	38,385	209,787	595,496	202,577	7,588	124,508	—	1,210,763
YTD gross charge-offs	(129)	—	—	—	—	—	—	—	(129)
Construction - C&I (owner occupied):
Pass	6,063	24,632	—	36,544	8,458	26,730	832	—	103,259
Home equity:
Pass	1,366	71	35	116	—	—	48,443	765	50,796
Substandard	59	—	222	—	—	—	53	—	334
Total	1,425	71	257	116	—	—	48,496	765	51,130
Other consumer:
Pass	3	—	—	—	—	49	1,006	—	1,058
YTD gross charge-offs	(70)	—	—	—	—	—	(17)	(1)	(88)

Total Recorded Investment	$2,737,176	$428,068	$1,201,520	$1,497,033	$722,101	$360,452	$946,256	$42,282	$7,934,888
Total YTD gross charge-offs	$(38,247)	$(386)	$—	$—	$—	$—	$(523)	$(51)	$(39,207)
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

Eagle Bancorp, Inc 2025 Form 10-K	104

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The table below presents, by portfolio segment, information related to the amortized cost basis of nonaccrual HFI loans.

	As of
	December 31, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial	$3,397	$14,702	$18,099	$1,439	$609	$2,048
Income producing - commercial real estate	38,275	24,262	62,537	47,224	121,230	168,454
Owner occupied - commercial real estate	3,199	4,738	7,937	642	37,102	37,744
Real estate mortgage - residential	579	—	579	—	157	157
Construction- commercial and residential	2,074	15,320	17,394	—	—	—
Home equity	333	18	351	303	—	303
Other consumer	—	—	—	—	—	—
Total (1)	$47,857	$59,040	$106,897	$49,608	$159,098	$208,706
(1)Gross coupon interest income of $21.0 million, and $8.8 million would have been recorded for the years ended December 31, 2025 and 2024 respectively, if nonaccrual loans shown above had been current and in accordance with their original terms. Interest income recognized on loans on nonaccrual status was $15.6 million and $4.1 million for the years ended December 31, 2025 and 2024, respectively. See "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Eagle Bancorp, Inc 2025 Form 10-K	105

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below presents, by portfolio segment, an aging analysis and the recorded investments in HFI loans past due.

	As of December 31, 2025
(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
Commercial	$2,942	$44	$—	$2,986	$1,317,401	$18,099	$1,338,486
Income producing - commercial real estate	2,688	—	—	2,688	3,285,493	62,537	3,350,718
Owner occupied - commercial real estate	167	12,573	—	12,740	1,581,447	7,937	1,602,124
Real estate mortgage – residential	4,544	—	—	4,544	31,977	579	37,100
Construction - commercial and residential	26,942	—	—	26,942	751,064	17,394	795,400
Construction - C&I (owner occupied)	—	—	—	—	108,468	—	108,468
Home equity	—	39	—	39	47,058	351	47,448
Other consumer	—	—	—	—	715	—	715
Total	$37,283	$12,656	$—	$49,939	$7,123,623	$106,897	$7,280,459

	As of December 31, 2024
(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
Commercial	$5,121	$3,759	$—	$8,880	$1,172,700	$2,048	$1,183,628
Income producing - commercial real estate	13,804	—	—	13,804	3,882,588	168,454	4,064,846
Owner occupied - commercial real estate	2,968	—	—	2,968	1,228,957	37,744	1,269,669
Real estate mortgage – residential	—	—	—	—	50,378	157	50,535
Construction - commercial and residential	—	1,031	—	1,031	1,209,732	—	1,210,763
Construction - C&I (owner occupied)	—	—	—	—	103,259	—	103,259
Home equity	52	—	—	52	50,775	303	51,130
Other consumer	28	—	—	28	1,030	—	1,058
Total	$21,973	$4,790	$—	$26,763	$7,699,419	$208,706	$7,934,888
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

Eagle Bancorp, Inc 2025 Form 10-K	106

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The table below presents the amortized cost basis and the financial effect of HFI loans modified for borrowers experiencing financial difficulty.

(dollars in thousands)	Payment Delay	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Principal Payment Delay and Interest Rate Reduction	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension (1)	Weighted Average Interest Rate Reduction (2)

December 31, 2025
Commercial	$10,340	$22,742	$9,816	$—	$—	$42,898	3.2%	14 months	—%
Income producing - commercial real estate	—	69,571	134,143	—	—	203,714	6.1%	19 months	—%
Owner occupied - commercial real estate	—	12,573	—	—	—	12,573	0.8%	4 months	—%
Construction - commercial and residential	3,605	1,568	13,280	—	—	18,453	2.3%	9 months	—%
Total	$13,945	$106,454	$157,239	$—	$—	$277,638

December 31, 2024
Commercial	$—	$27,249	$28,576	$7,728	$—	$63,553	5.3%	13 months	1.63%
Income producing - commercial real estate	—	25,290	288,111	—	3,514	316,915	7.8%	8 months	3.59%
Owner occupied - commercial real estate	—	870	—	—	—	870	0.1%	12 months	—%
Construction - commercial and residential	—	—	20,454	—	—	20,454	1.7%	9 months	—%
Total	$—	$53,409	$337,141	$7,728	$3,514	$401,792
(1)For loans that received multiple modifications during the year, weighted average term and principal payment extensions were calculated based on the aggregate impact of the extensions received during the period.
(2)The weighted average is calculated based on the total amortized cost of loans, at the year-end, that received interest rate reduction modifications during the year.

Eagle Bancorp, Inc 2025 Form 10-K	107

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below presents the performance of HFI loans modified during the prior twelve months for borrowers experiencing financial difficulty.

	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
December 31, 2025
Commercial	$38,811	$—	$—	$4,085
Income producing - commercial real estate	177,789	—	—	25,926
Owner occupied - commercial real estate	—	12,573	—	—
Construction - commercial and residential	15,445	1,440	—	1,568
Total	$232,045	$14,013	$—	$31,579

December 31, 2024
Commercial	$58,169	$5,384	$—	$—
Income producing - commercial real estate	185,185	—	—	131,730
Owner occupied - commercial real estate	870	—	—	—
Construction - commercial and residential	20,454	—	—	—
Total	$264,678	$5,384	$—	$131,730
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

	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay
December 31, 2025
Commercial	$4,085	$—
Income producing - commercial real estate	—	25,926
Owner occupied - commercial real estate	12,573	—
Construction - commercial and residential	1,568	1,440
Total	$18,226	$27,366

December 31, 2024
Commercial	$5,384	$—
Income producing - commercial real estate	—	131,730
Total	$5,384	$131,730
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

Eagle Bancorp, Inc 2025 Form 10-K	108

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

Related Party Loans
Certain directors and executive officers of the Company and the Bank and certain affiliated entities of such directors and executive officers have had loan transactions with the Company. All of such loans are either fully repaid or performing and none of such loans are nonaccrual, past due, restructured, or rated substandard or worse (not on nonaccrual).
The table below summarizes the activity of loans outstanding to borrowers with relationships to related parties.

(dollars in thousands)	2025	2024
Balance at January 1,	$302	$836
Additions	—	—
Repayments	(111)	(534)
Balance as of December 31,	$191	$302
Note 5 – Premises and Equipment
The table below presents the Company's premises and equipment.

	As of December 31,
(dollars in thousands)	2025	2024
Leasehold improvements	$26,283	$28,566
Furniture, fixtures and equipment	19,417	19,625
Less: accumulated depreciation and amortization	(32,900)	(40,497)
Total premises and equipment, net	$12,800	$7,694
Total depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 was $2.6 million, $2.8 million and $3.4 million, respectively.
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
As of December 31, 2025 and December 31, 2024, the Company had $28.5 million and $18.5 million of operating lease ROU assets respectively, and $35.3 million and $23.8 million of operating lease liabilities respectively, on the Company’s Consolidated Balance Sheet. The Company elects not to recognize ROU assets and operating lease liabilities arising from short-term leases, leases with initial terms of twelve months or less or equipment leases (deemed immaterial) on the Consolidated Balance Sheet.
The leases contain options to extend or terminate the lease, which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and operating lease liabilities.
As of December 31, 2025, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations.

Eagle Bancorp, Inc 2025 Form 10-K	109

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Leases

On January 1, 2025, the Company commenced a new lease for its new headquarters at 7500 Old Georgetown Road in downtown Bethesda, MD. The lease expires on July 31, 2037.
The tables below present lease costs and other lease information.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Lease cost:
Operating lease cost (cost resulting from lease payments)	$7,272	$6,124
Variable lease cost (cost excluded from lease payments)	521	694
Sublease income	—	(40)
Net lease cost	$7,793	$6,778
Operating lease - operating cash flows (fixed payments)	$5,789	$6,524

	As of December 31,
(dollars in thousands)	2025	2024
Right-of-use assets - operating leases	$28,451	$18,494
Operating lease liabilities	$35,256	$23,815
Weighted average lease term - operating leases (in years)	9.12	6.78
Weighted average discount rate - operating leases	3.60%	3.03%
The table below presents the future minimum payments for operating leases with initial or remaining terms of one year or more.

(dollars in thousands)	As of December 31, 2025
Twelve months ended:
December 31, 2026	$4,728
December 31, 2027	4,924
December 31, 2028	4,877
December 31, 2029	4,441
December 31, 2030	3,867
Thereafter	19,415
Total future minimum lease payments	42,252
Amounts representing interest	(6,996)
Present value of net future minimum lease payments	$35,256
Note 7 – Other Real Estate Owned
The table below presents activity within OREO for the years ended December 31, 2025 and 2024. There were no properties in the process of foreclosure as of December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, there were six and two sales, respectively, of OREO during the year.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Beginning Balance	$2,743	$1,108
Real estate acquired from borrowers	12,600	2,370
Properties sold	(13,284)	(735)
Ending Balance	$2,059	$2,743
Note 8 – Derivatives and Hedging Activities
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

Eagle Bancorp, Inc 2025 Form 10-K	110

Table of Contents	Notes to Consolidated Financial Statements | Note 8 – Derivatives and Hedging Activities

Fair Value Hedges of Interest Rate Risk
During 2025, the Company utilized pay-fixed, receive-floating interest rate swaps, accounted for as fair value hedges, to protect itself against adverse fluctuations in the fair value of AFS securities attributable to changes in the designated benchmark interest rate. Adjustments were made to record the hedging instrument at fair value on the balance sheet, with changes in fair value recognized in interest income. Changes in fair value of the AFS securities attributable to changes in the hedged risk were reclassified out of other comprehensive income (loss) through interest income each period to offset changes in fair value of the hedging instrument. As of December 31, 2025, the Company voluntarily discontinued this fair value hedging relationship. The Company will amortize the basis adjustment over a period consistent with amortization of other discounts or premiums on the asset.
During the quarter ended September 30, 2025, the Company began utilizing receive-fixed, pay-floating interest rate swaps, accounted for as fair value hedges, to protect itself against adverse fluctuations in the fair value of interest-bearing deposits attributable to changes in the benchmark interest rate. Adjustments will be made to record the hedging instrument at fair value on the balance sheet, with changes in fair value recognized in interest expense. The carrying value of the interest-bearing deposits will also be adjusted through interest expense, based on changes in fair value attributable to changes in the benchmark interest rate.
Cash Flow Hedges of Interest Rate Risk
The Company utilizes interest rate swaps, accounted for as cash flow hedges, to protect itself against adverse fluctuations in interest payments on variable rate loans. These swaps consist of receive-fixed, pay-floating interest rate swaps used to hedge the designated benchmark interest rate. The Company designates the receive-fixed, pay-floating interest rate swap as a cash flow hedge of the risk of changes in the cash flows on the hedged transactions. These swaps will be recorded on the balance sheet at fair value and, assuming the hedging relationship qualifies as highly effective, the gain or loss on the Hedging Instrument will be recorded in accumulated other comprehensive income and reclassified into interest income in the same period(s) during which the hedged transactions affect earnings. Any interest accruals will flow through earnings as adjustments to interest income.
Interest Rate Swaps Related to Customer Loans
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
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate derivatives. The Company monitors counterparty risk in accordance with the provisions of ASC 815, "Derivatives and Hedging". In addition, the interest rate derivative agreements contain language outlining collateral-pledging requirements for each counterparty. As of December 31, 2025, the Company had posted $2.3 million of cash collateral with other financial institutions and held $10.2 million of cash collateral on behalf of other financial institutions.
The interest rate derivative agreements detail: 1) that collateral be posted when the market value exceeds certain threshold limits associated with the secured party's exposure; 2) if the Company defaults on any of its indebtedness

Eagle Bancorp, Inc 2025 Form 10-K	111

Table of Contents	Notes to Consolidated Financial Statements | Note 8 – Derivatives and Hedging Activities

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
The table below presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	As of December 31,
(dollars in thousands)	2025	2024	2025	2024
Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)
Deposits	$(389,295)	$—	$705	$—
The table below identifies the balance sheet category and fair value of the Company’s derivative instruments. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement as of December 31, 2025, it could have been required to settle its obligations under the agreement at the termination value.

	As of December 31.
	2025			2024
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives in an asset position:
Derivatives designated as hedging instruments:
Cash flow hedges	$390,000	$60	Other Assets	$—	$—	Other Assets
Fair value hedges	—	—	Other Assets	—	—	Other Assets
Total hedging instruments	390,000	60		—	—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	808,009	24,272	Other Assets	697,086	31,592	Other Assets
Credit risk participation agreements	—	—	Other Liabilities	49,480	—	Other Liabilities
Total derivatives in an asset position	$1,198,009	$24,332		$746,566	$31,592

Derivatives in a liability position:
Derivatives designated as hedging instruments:
Cash flow hedges	$—	$—	Other Liabilities	$—	$—	Other Liabilities
Fair value hedges	300,000	927	Other Liabilities	—	—	Other Liabilities
Total hedging instruments	300,000	927		—	—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	808,009	23,015	Other Liabilities	697,086	29,110	Other Liabilities
Total derivatives in a liability position	$1,108,009	$23,942		$697,086	$29,110

Eagle Bancorp, Inc 2025 Form 10-K	112

Table of Contents	Notes to Consolidated Financial Statements | Note 8 – Derivatives and Hedging Activities

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the years ended December 31, 2025, 2024 and 2023.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
	Amount of Gain (Loss) Recognized in OCI			Location of Gain (Loss) Recognized from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Year Ended Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(dollars in thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
Year ended December 31, 2025:
Derivatives in cash flow hedging relationships:
Interest rate products	$111	$111	$—	Interest income	$(51)	$(51)	$—

Year ended December 31, 2024
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	Interest expense	$32	$32	$—

Year ended December 31, 2023
Derivatives in cash flow hedging relationships:
Interest rate products	$(256)	$—	$(256)	Interest expense	$(14)	$—	$(14)
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations
	Year Ended December 31,
	2025	2024	2023
(dollars in thousands)	Interest Income (Expense)
Total amounts of expense line items presented in the Consolidated Statements of Operations in which the effects of fair value and cash flow hedges are recorded	$(1,053)	$32	$(14)

The effect of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in Subtopic 815-20:
Interest rate products:
Hedged items	$(1,002)	$—	$—
Derivatives designated as hedging instruments	927	—	—

Gain (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest rate products:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss)	$(51)	$32	$(14)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss) - included component	(51)	32	—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss) - excluded component	—	—	(14)

Eagle Bancorp, Inc 2025 Form 10-K	113

Table of Contents	Notes to Consolidated Financial Statements | Note 8 – Derivatives and Hedging Activities

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Year Ended December 31,
		2025	2024	2023
Derivatives Not Designated as Hedging Instruments under ASC 815-20:
Interest rate products	Other income / (expense)	$1,841	$1,940	$2,712
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
Note 9 – Deposits
The table below presents the Bank’s deposit composition.

	As of December 31,
(dollars in thousands)	2025	2024
Noninterest-bearing demand	$1,433,952	$1,544,403
Interest-bearing transaction	1,038,154	1,211,791
Savings and money market	3,624,813	3,599,221
Time deposits	3,036,687	2,775,663
Total	$9,133,606	$9,131,078
The tables below represent the remaining maturity of time deposits.

	As of December 31,
(dollars in thousands)	2025	2024
2025	$—	$2,210,348
2026	2,178,745	513,984
2027	516,925	8,392
2028	139,265	10,556
2029	75,687	32,383
Thereafter	126,065	—
Total	$3,036,687	$2,775,663

	As of December 31,
(dollars in thousands)	2025	2024
Three months or less	$607,400	$337,671
More than three months through six months	834,994	578,371
More than six months through twelve months	736,351	1,294,306
Over twelve months	857,942	565,315
Total	$3,036,687	$2,775,663

Eagle Bancorp, Inc 2025 Form 10-K	114

Table of Contents	Notes to Consolidated Financial Statements | Note 9 – Deposits

The table below presents the interest expense on deposits.

	For the Year Ended
(dollars in thousands)	2025	2024	2023
Interest-bearing transaction	$42,097	$60,573	$46,140
Savings and money market	125,609	139,539	132,374
Time deposits	146,949	120,309	79,030
Total	$314,655	$320,421	$257,544
Related Party deposits totaled $18.3 million and $28.6 million as of December 31, 2025 and 2024, respectively.
The table below represents the time deposit accounts in excess of $250 thousand.

	As of December 31,
(dollars in thousands)	2025	2024
Three months or less	$252,100	$189,817
More than three months through six months	391,299	387,849
More than six months through twelve months	305,557	710,021
Over twelve months	521,701	421,530
Total	$1,470,657	$1,709,217
As of December 31, 2025, total brokered deposits were $3.3 billion, or 36% of total deposits, compared to $4.0 billion, or 44%, as of December 31, 2024.
Note 10 – Affordable Housing Projects Tax Credit Partnerships
Included in Other Assets, the Company makes equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of affordable housing products offerings and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.
The Company is a limited partner in each LIHTC limited partnership. Each limited partnership is managed by an unrelated third party general partner who exercises significant control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve and use of working capital reserve funds. Except for limited rights granted to the limited partner(s) relating to the approval of certain transactions, the limited partner(s) may not participate in the operation, management or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement or is negligent in performing their duties.
The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company accounts for its affordable housing tax credit investments using the proportional amortization method. The Company’s net affordable housing tax credit investments were $38.1 million and related unfunded commitments were $13.1 million as of December 31, 2025 and are included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets. For tax purposes, the Company recognized low income housing tax credits of $4.7 million, $5.8 million and $5.6 million for the years ended December 31, 2025, 2024, and 2023, respectively, and low income housing investment expense of $3.6 million, $5.4 million and $4.3 million, respectively. The Company recognizes low income housing investment expenses as a component of income tax expense.

Eagle Bancorp, Inc 2025 Form 10-K	115

Table of Contents	Notes to Consolidated Financial Statements | Note 10 – Affordable Housing Projects Tax Credit Partnerships

As of December 31, 2025, the expected payments for unfunded affordable housing commitments were as follows.

(dollars in thousands)	Amount
Years Ended December 31:
2026	$11,811
2027	183
2028	448
2029	183
2030	131
Thereafter	364
Total unfunded commitments	$13,120
Note 11 – Borrowings
The table below summarizes the Company’s borrowings, which include repurchase agreements with the Company’s customers and borrowings.

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)	Maturity Dates	Interest Rates (2)
As of December 31, 2025
Customer repurchase agreements	$—	$—	$—	$—	N/A	—%

Short-term borrowings:
Secured borrowings:
FHLB	—	—	—	1,349,351	N/A	—%
FRB:
Discount window	—	—	—	1,373,872	N/A	—%
Total	—	—	—	2,723,223

Long-term borrowings:
Senior notes	77,665	(1,237)	76,428	—	September 30, 2029	10.00%
Total borrowings	$77,665	$(1,237)	$76,428	$2,723,223

As of December 31, 2024
Customer repurchase agreements	$33,157	$—	$33,157	$—	N/A	2.67%

Short-term borrowings:
Secured borrowings:
FHLB	490,000	—	490,000	874,270	Various(3)	4.81%
FRB:
Discount window	—	—	—	1,800,646	N/A	N/A
Total	490,000	—	490,000	2,674,916

Long-term borrowings:
Senior notes	77,665	(1,557)	76,108	—	September 30, 2029	10.00%
Total borrowings	$600,822	$(1,557)	$599,265	$2,674,916
(1)Available capacity on the Company's borrowings arrangements with the FHLB and the FRB comprise pledged collateral that has not been borrowed against. As of December 31, 2025, the Company had total additional undrawn borrowing capacity of approximately $3.0 billion, comprising unencumbered securities available to be pledged of approximately $315.7 million and undrawn financing on pledged assets of $2.7 billion.
(2)Represents the weighted average interest rate on customer repurchase agreements, borrowings outstanding and the coupon interest rate on the subordinated notes, which approximates the effective interest rate.

Eagle Bancorp, Inc 2025 Form 10-K	116

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Borrowings

(3)The contractual maturity dates on FHLB secured borrowings represent the maturity dates of current advances and are not evidence of a termination date on the line.
The Bank can purchase up to $145 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding as of December 31, 2025 and can place brokered funds under one-way CDARS and ICS deposits in the amount of $1.1 billion, against which there was $37.5 million outstanding as of December 31, 2025. The Bank also had $386.0 million of brokered deposits placed with the Insured Network Deposits ("IND") program from IntraFi Network, LLC ("IntraFi") as of December 31, 2025.
As of December 31, 2025, the Bank was also eligible to take advances from the FHLB up to $1.3 billion based on collateral at the FHLB, of which there were none outstanding as of December 31, 2025. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank. This facility, which amounts to approximately $1.4 billion, is collateralized with specific loan assets pledged to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only. The contractual maturity dates on FHLB secured borrowings represent the maturity dates of current advances and are not evidence of a termination date on the line.
There are no prepayment penalties nor unused commitment fees on any of the Company’s borrowing arrangements.
The Company used to offer a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds, which were not suited for either a certificate of deposit or a money market account. The Company discontinued this product offering in November 2025.
Senior Notes
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes" or "Original Notes"). As of December 31, 2025, the carrying value of these 2029 Senior Notes was $76.4 million which reflected $1.2 million in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.
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

Eagle Bancorp, Inc 2025 Form 10-K	117

Table of Contents	Notes to Consolidated Financial Statements | Note 12 – Income Taxes

Note 12 – Income Taxes
The table below presents the federal and state income tax expense.

	As of December 31,
(dollars in thousands)	2025	2024	2023
Pre-tax Income (Loss) from continuing operations
US	$(196,184)	$(30,240)	$127,520
Foreign	—	—	—
Total - Pre-tax income (loss) from continuing operations	(196,184)	(30,240)	127,520

Income tax expense (benefit)
Current taxes:
U.S. federal	10,094	9,897	25,291
U.S. state and local	154	4,297	5,072
Foreign	—	—	—
Subtotal - Current tax expense	10,248	14,194	30,363

Deferred taxes:
U.S. federal	(59,583)	2,823	(2,966)
U.S. state and local	(8,797)	(222)	(411)
Foreign	—	—	—
Subtotal - Deferred taxes	(68,380)	2,601	(3,377)

Total income tax expense (benefit) from continuing operations	$(58,132)	$16,795	$26,986
The Company had net deferred tax assets (deferred tax assets in excess of deferred tax liabilities) of $132.3 million and $91.5 million for the years ended as of December 31, 2025 and 2024, respectively, which related primarily to the net loss generated in 2025, unrealized losses on securities, allowance for credit losses, and unused LIHTC carried forward. Management believes it is more likely than not that all of the deferred tax assets will be realized with the exception of certain state net operating losses.
Temporary timing differences between the amounts reported in the Consolidated Financial Statements and the tax bases of assets and liabilities result in deferred taxes.

Eagle Bancorp, Inc 2025 Form 10-K	118

Table of Contents	Notes to Consolidated Financial Statements | Note 12 – Income Taxes

The table below summarizes significant components of our deferred tax assets and liabilities.

	As of December 31,
(dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$38,927	$27,998
Deferred loan fees and costs	4,274	4,551
Unrealized loss on securities available-for-sale	19,188	34,656
Unrealized loss on securities held-to-maturity	8,696	10,160
LIHTC and Investment Tax Credits ("ITC")	9,787	5,793
Lease liabilities	8,575	5,774
Supplemental executive retirement and death benefit agreements	3,167	2,075
Stock-based compensation	1,705	1,785
Premises and equipment	—	217
Net operating loss	51,740	8,104
Other assets	3,537	3,549
Deferred tax assets before valuation allowances	149,596	104,662
Valuation allowances	(8,357)	(7,715)
Total deferred tax assets	141,239	96,947

Deferred tax liabilities:
Right-of-use Assets	(6,920)	(4,483)
Interest Rate Swaps & Derivatives	(324)	(602)
Investment in Partnership	(444)	(384)
Premises and equipment	(1,194)	—
Other liabilities	(27)	(6)
Total deferred tax liabilities	(8,909)	(5,475)
Net deferred income tax assets	$132,330	$91,472
As of December 31, 2025, the Company has $180.9 million of federal net operating loss and $211.0 million of state net operating loss carryforward. The Company has concluded, based on the weight of available positive and negative evidence, a portion of its state net operating loss deferred tax asset is not more-likely-than-not to be realized and accordingly, a valuation allowance of $8.4 million and $7.7 million is carried as of December 31, 2025 and 2024, respectively.

Eagle Bancorp, Inc 2025 Form 10-K	119

Table of Contents	Notes to Consolidated Financial Statements | Note 12 – Income Taxes

The table below presents a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate.

	For the Year Ended December 31,
	2025		2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$(41,199)	21.00%	$(6,350)	21.00%	$26,779	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	(6,828)	3.48%	3,194	(10.57)%	3,596	2.82%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—%	—	—%	—	—%
Tax Credits:
Purchased transferable tax credits	(3,195)	1.63%	(1,700)	5.62%	—	—%
Investment tax credits (2)	(1,203)	0.61%	—	—%	—	—%
Low income housing tax credits(3)	(2,124)	1.08%	(1,003)	3.32%	(569)	(0.45)%
Bond credits(4)	(532)	0.27%	(532)	1.76%	(532)	(0.42)%
Changes in Valuation Allowances	—	—%	—	—%	—	—%
Nontaxable or Nondeductible Items:
Goodwill Impairment	—	—%	21,875	(72.34)%	—	—%
Bank owned life insurance income	(4,245)	2.16%	(606)	2.00%	(736)	(0.58)%
Tax-exempt interest, net of expense disallowance	(2,072)	1.06%	(492)	1.63%	(2,229)	(1.75)%
Stock-based compensation expense(5)	512	(0.26)%	1,034	(3.42)%	219	0.17%
Non-deductible fines and penalties	2,100	(1.07)%	—	—%	—	—%
All other nontaxable or nondeductible items	241	(0.12)%	398	(1.31)%	458	0.37%
Changes in Unrecognized Tax Benefits	436	(0.22)%	1,097	(3.63)%	—	—%
Other Adjustments:	(23)	0.01%	(120)	0.40%	—	—%

Effective tax rate	$(58,132)	29.63%	$16,795	(55.54)%	$26,986	21.16%
(1)    State taxes in Maryland made up the majority (greater than 50 percent) of the tax effect in this category.
(2)    EagleBank's investment in solar tax equity qualifies for proportional amortization accounting method ("PAM"). Includes tax expense related to proportional amortization of $9.4 million, $0, and $0 and tax benefit related to flow-through losses of $0.1 million, $0, and $0 in 2025, 2024 and 2023, respectively.
(3)    Includes tax expense related to proportional amortization of $5.3 million, $5.7 million, and $5.4 million and tax benefit related to flow-through losses of $1.7 million, $1.1 million, and $1.0 million in 2025, 2024 and 2023, respectively.
(4)    The amount is net of the federal income tax add-back related to the bond credits.
(5)    The amount includes the federal income tax effect of the windfall/shortfall adjustments related to the vesting of stock awards.
Unrecognized tax benefits ("UTBs") for the years ended December 31, 2025, 2024, and 2023, were $7.0 million, $6.6 million and $0, respectively. The table below details the UTBs for the periods shown below.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Balance at beginning of year	$6,550	$—
Gross increases - tax positions related to prior periods	434	6,254
Gross decreases - tax positions related to prior periods	—	—
Gross increases - tax positions related to the current period	—	296
Settlements with tax authorities	—	—
Lapse of statute of limitations	—	—
Balance at end of year	$6,984	$6,550
Included in the balance of UTBs as of December 31, 2025, 2024, and 2023, are $5.6 million, $4.1 million, and $0, respectively, of tax benefits that, if recognized, would affect the ETR. Also, included in the balance of UTBs are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction.

Eagle Bancorp, Inc 2025 Form 10-K	120

Table of Contents	Notes to Consolidated Financial Statements | Note 12 – Income Taxes

We recognize interest accrued related to UTBs and penalties in other noninterest expense. We accrued no penalties and interest of $206 thousand during the year ended December 31, 2025.
The Company’s federal income tax returns are open and subject to examination from the 2022 tax return year and forward. The Company’s state income tax returns are generally open from the 2021 and later tax return years based on individual state statutes of limitations. There are currently no examinations in process as of December 31, 2025.
In July 2025, the One Big Beautiful Bill Act was signed into law, which included a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017 and expanding certain incentives from the Inflation Reduction Act of 2022 while accelerating the phase-out of others. The tax provisions of the One Big Beautiful Bill Act did not have a material impact on our overall tax position.
Note 13 – Net Income (Loss) per Common Share
The table below displays the calculation of net income (loss) per common share.

	For the Year Ended December 31,
(dollars and shares in thousands, except per share data)	2025	2024	2023
Basic:
Net income (loss)	$(138,052)	$(47,035)	$100,534
Average common shares outstanding	30,347	30,157	30,346
Basic net income (loss) per common share	$(4.55)	$(1.56)	$3.31

Diluted:
Net income (loss)	$(138,052)	$(47,035)	$100,534
Average common shares outstanding	30,347	30,157	30,346
Adjustment for common share equivalents	—	—	47
Average common shares outstanding-diluted	30,347	30,157	30,393
Diluted net income (loss) per common share (1)	$(4.55)	$(1.56)	$3.31

Anti-dilutive shares	282	75	3
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
Note 14 – Related Party Transactions
The EagleBank Foundation, a 501(c)(3) non-profit, seeks to improve the well-being of our community by providing financial support to local charitable organizations that help foster and strengthen vibrant, healthy, cultural and sustainable communities.
See the table below for the amounts the Company paid to the EagleBank Foundation.

	For the Year
(dollars in thousands)	2025	2024	2023
Amount paid to the EagleBank Foundation(1)	$135	$180	$143
(1)Amounts paid are recorded in Other expenses in the Consolidated Statements of Operations.

Eagle Bancorp, Inc 2025 Form 10-K	121

Table of Contents	Notes to Consolidated Financial Statements | Note 14 – Related Party Transactions

Certain directors and executive officers of the Company and the Bank and certain affiliated entities of such directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. Please see further detail regarding Related Party Loans in "Note 4 – Loans and Allowance for Credit Losses" and Related Party Deposits in "Note 9 – Deposits".
Note 15 – Stock-Based Compensation
The Company maintains the 2025 Stock Plan ("2025 Plan"), the 2021 Stock Plan ("2021 Plan"), the 2016 Stock Plan ("2016 Plan"), the 2006 Stock Plan ("2006 Plan"), the 2021 Employee Stock Purchase Plan ("2021 ESPP") and the 2011 Employee Stock Purchase Plan ("2011 ESPP").
In connection with the acquisition of Virginia Heritage Bank ("Virginia Heritage"), the Company assumed the Virginia Heritage 2006 Stock Option Plan and the 2010 Long Term Incentive Plan (the "Virginia Heritage Plans").
No additional shares may be granted under the 2021 Plan, 2016 Plan, 2006 Plan, 2011 ESPP or the Virginia Heritage Plans.
The Company adopted the 2025 Plan upon approval by the shareholders at the 2025 Annual Meeting held on May 15, 2025. The 2025 Plan provides directors and selected employees of the Bank, the Company and their affiliates with the opportunity to acquire shares of stock, through awards of options, time vested restricted stock, performance-based restricted stock and stock appreciation rights. Under the 2025 Plan, 925,000 shares of common stock were initially reserved for issuance. With shareholder approval of the 2025 Plan, no further awards shall be granted under the 2021 Plan. The 2021 Plan will remain in existence solely for the purpose of administering outstanding grants under the 2021 Plan. As of December 31, 2025, 476 shares of RSA have been granted under the 2025 Plan.
For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model.
For restricted stock awards granted under the 2021 Plan and 2025 Plan, fair value is based on the Company’s closing price on the date of grant. For awards that are performance-based, compensation expense is initially recorded based on the probability of achievement of the goals underlying the grant at target.
In February 2025, the Company awarded senior officers a targeted number of 147,702 performance vested restricted stock units ("PRSUs"). The vesting of PRSUs is 100% after three years with payouts based on threshold, target or maximum average performance targets over a three year period. There are two performance metrics: 1) total shareholder's return; and 2) EPS growth. In February 2025, the 2022 performance award vested and no incremental shares were awarded.
For awards that are time vested, the shares typically vest over a period of one to three years beginning on the first anniversary of the date of grant. The table below presents the time vested restricted stock awarded to senior officers, directors and certain employees.

	As of December 31, 2025
Date of award	Number of shares	Number of Officers, Directors and Employees
February 2025	204,164	129
March 2025	4,507	2
May 2025	2,597	1
July 2025	476	1
The Company has unvested restricted stock awards and PRSU grants of 710,469 shares as of December 31, 2025. Unrecognized stock based compensation expense related to restricted stock awards and PRSU grants totaled $6.1 million as of December 31, 2025. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.93 years.

Eagle Bancorp, Inc 2025 Form 10-K	122

Table of Contents	Notes to Consolidated Financial Statements | Note 15 – Stock-Based Compensation

The table below summarizes the unvested restricted stock awards for performance.

	For the Year Ended December 31,
	2025		2024		2023
Performance Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning	226,479	$27.53	123,215	$44.74	129,855	$45.15
Granted	147,702	18.19	150,570	18.47	71,003	40.50
Forfeited	(33,035)	48.66	(28,826)	40.96	(44,084)	40.29
Vested	—	—	(18,480)	47.57	(33,559)	44.60
Unvested at end	341,146	$21.44	226,479	$27.53	123,215	$44.74
The following table summarizes the unvested time vesting restricted stock awards.

	For the Year Ended December 31,
	2025		2024		2023
Time Vested Awards - RSA	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning	430,305	$31.35	313,992	$49.08	302,148	$53.75
Granted	211,744	23.20	312,368	23.22	190,256	44.16
Forfeited	(25,086)	24.86	(38,772)	36.18	(27,558)	51.57
Vested	(247,640)	32.81	(157,283)	49.41	(150,854)	51.76
Unvested at end	369,323	$26.14	430,305	$31.35	313,992	$49.08
The table below is a summary of stock option activity. The information excludes restricted stock units and awards.

	For the Year Ended December 31,
	2025			2024			2023
Time Vested Awards - Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Beginning balance	2,500	$47.95	5.02	2,500	$47.95	6.02	2,500	$47.95	7.02
Granted	133,401	22.76	9.16	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—	—
Ending balance	135,901	$23.22	9.07	2,500	$47.95	5.02	2,500	$47.95	6.02
Exercisable end of year	2,500	$47.95	4.02	2,500	$47.95	5.02	2,500	$47.95	6.02
Grants of stock options have expected lives based on the "simplified" method allowed by ASC 718 "Compensation," whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.
There was no intrinsic value of outstanding stock options for both December 31, 2025 and 2024. The total fair value of stock options granted for the year ended December 31, 2025 was $1.1 million. There were no stock options granted in 2024 and 2023. As of December 31, 2025, there was $686 thousand of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of 2.16 years.

Eagle Bancorp, Inc 2025 Form 10-K	123

Table of Contents	Notes to Consolidated Financial Statements | Note 15 – Stock-Based Compensation

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date. No options were granted in 2024 and 2023.

	For the Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.09%	N/A	N/A
Expected term in years	6.44	N/A	N/A
Expected stock price volatility	43.94%	N/A	N/A
Dividend yield	2.90%	N/A	N/A
Cash proceeds, tax benefits and intrinsic value related to total stock options exercised were $0 for the years December 31, 2025, 2024 and 2023.
Approved by shareholders in May 2021, the 2021 ESPP reserved 200,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2021 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $25,000 annually (not to exceed more than 10% of compensation per pay period). As of December 31, 2025, the 2021 ESPP had 112,474 shares reserved for issuance.
Included in salaries and employee benefits in the accompanying Consolidated Statements of Operations, the Company recognized $7.0 million, $9.6 million and $10.0 million in stock-based compensation expense for 2025, 2024 and 2023, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.
Note 16 – Employee Benefit Plans
The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 18 years and have completed at least 1 month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is reviewed annually.
The table below displays the expense associated with this benefit. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

	For the Year
(dollars in thousands)	2025	2024	2023
Qualified 401(k) Plan expense	$1,759	$1,749	$1,684
Note 17 – Supplemental Executive Retirement Plan
The Bank has entered into Supplemental Executive Retirement and Death Benefit Agreements (the "SERP Agreements") with certain of the Bank’s executive officers, which upon the executive’s retirement, will provide for a stated monthly payment for such executive’s lifetime subject to certain death benefits described below. The retirement benefit is computed as a percentage of each executive’s projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreements provide that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement, (b) death, disability and change-in-control shall result in immediate vesting and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreements further provide for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive’s beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.

Eagle Bancorp, Inc 2025 Form 10-K	124

Table of Contents	Notes to Consolidated Financial Statements | Note 17 – Supplemental Executive Retirement Plan

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers in 2013 totaling $11.4 million and two insurance carriers in 2019 totaling $2.6 million. These annuity contracts have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The cash surrender value of the annuity contracts was $12.1 million and $12.7 million as of December 31, 2025 and 2024, respectively, and was included in other assets on the Consolidated Balance Sheets. For the years ended December 31, 2025, 2024 and 2023 the Company recorded benefit expense accruals of $351 thousand, $410 thousand and $584 thousand, respectively, for this post retirement benefit.
Upon death of a named executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively finance payments (up to a 15 year certain amount) to the executives’ named beneficiaries.
Note 18 – Financial Instruments with Off-Balance Sheet Risk
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
The table below presents the loan commitments outstanding and lines and letters of credit.

	As of December 31,
(dollars in thousands)	2025	2024
Unfunded loan commitments	$1,482,325	$1,318,133
Unfunded lines of credit	79,232	88,305
Letters of credit	61,319	69,051
Total	$1,622,876	$1,475,489
As of December 31, 2025, the total reserve for unfunded commitments was $5.1 million as compared to $3.5 million as of December 31, 2024 and is accounted for as a liability on the Consolidated Balance Sheets. See "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.
Note 19 – Commitments and Contingent Liabilities
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
Under ASC 450, the Company accrues for a loss contingency when the loss is probable and reasonably estimable. The Company discloses the matter if a material loss is at least reasonably possible. Under ASC 450, a loss contingency is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely," and a loss contingency is "remote" if "the chance of the future event or events occurring is slight." We evaluate, on a quarterly basis, developments in legal proceedings with respect to accruals, as well as the estimated range of possible losses.

Eagle Bancorp, Inc 2025 Form 10-K	125

Table of Contents	Notes to Consolidated Financial Statements | Note 19 – Commitments and Contingent Liabilities

The Company is cooperating with an ongoing investigation by the U.S. Attorney’s Office for the Middle District of Pennsylvania into, among other things, the Company’s anti-money laundering controls and the Company’s relationship with a former customer who pleaded guilty to a charge of bank fraud in 2020. The Company is engaged in advanced discussions with the U.S. Attorney’s Office regarding a potential resolution of the investigation, but there can be no assurance that these discussions will lead to a resolution. In light of the advanced discussions, subsequent to the Company’s issuance of its earnings release on January 21, 2026, the Company accrued a provision in the amount of $10 million for this matter.
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
Note 20 – Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and common equity tier one capital ("CET1") (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), referred to as the Leverage Ratio. Management believes, as of December 31, 2025 and 2024, that the Company and Bank met all capital adequacy requirements to which they are subject.

Eagle Bancorp, Inc 2025 Form 10-K	126

Table of Contents	Notes to Consolidated Financial Statements | Note 20 – Regulatory Matters

The table below displays the actual capital amounts and ratios for the Company and Bank.

	Company		Bank		Minimum Required For Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Regulations (2)
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of December 31, 2025
CET1 capital (to risk weighted assets)	$1,170,352	13.07%	$1,190,094	13.37%	7.00%	6.50%
Total capital (to risk weighted assets)	1,282,913	14.33%	1,302,018	14.63%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,170,352	13.07%	1,190,094	13.37%	8.50%	8.00%
Tier 1 capital (to average assets)	1,170,352	9.72%	1,190,094	9.92%	4.00%	5.00%

As of December 31, 2024
CET1 capital (to risk weighted assets)	$1,369,643	14.63%	$1,373,857	14.76%	7.00%	6.50%
Total capital (to risk weighted assets)	1,484,420	15.86%	1,488,635	16.00%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,369,643	14.63%	1,373,857	14.76%	8.50%	8.00%
Tier 1 capital (to average assets)	1,369,643	10.74%	1,373,857	10.82%	4.00%	5.00%
(1)The risk-based ratios reflect the minimum requirement plus the capital conservation buffer of 2.50%.
(2)Applies to Bank only.
Federal bank and holding company regulations, as well as Maryland law, impose certain restrictions on capital distributions, including dividend payments and share repurchases by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. As of December 31, 2025, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained capital ratios above the required minimums and the capital conservation buffer. As a result the Company may be restricted in paying dividends.

Eagle Bancorp, Inc 2025 Form 10-K	127

Table of Contents	Notes to Consolidated Financial Statements | Note 21 – Other Comprehensive Income (Loss)

Note 21 – Other Comprehensive Income (Loss)
The table below presents the components of other comprehensive income (loss).

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2025
Unrealized gain (loss) on securities available-for-sale	$59,119	$(14,274)	$44,845
Reclassification adjustment for (gain) loss on fair value hedging relationships	(108)	—	(108)
Reclassification adjustment for net realized (gain) loss included in net income (loss)	3,823	(1,194)	2,629
Total unrealized gain (loss) on securities available-for-sale	62,834	(15,468)	47,366
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	6,346	(1,464)	4,882
Total unrealized gain (loss) on securities held-to-maturity	6,346	(1,464)	4,882
Unrealized gain (loss) on derivatives	36	(9)	27
Reclassification adjustment for (gain) loss on cash flow hedging relationships	51	(12)	39
Total unrealized gain (loss) on derivatives	87	(21)	66
Other comprehensive income (loss)	$69,267	$(16,953)	$52,314

Year Ended December 31, 2024
Unrealized gain (loss) on securities available-for-sale	$20,417	$(5,011)	$15,406
Reclassification adjustment for net realized (gain) loss included in net income (loss)	(14)	2	(12)
Total unrealized gain (loss) on securities available-for-sale	20,403	(5,009)	15,394
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	6,889	(1,599)	5,290
Unrealized gain (loss) on derivatives	265	(65)	200
Other comprehensive income (loss)	$27,557	$(6,673)	$20,884

Year Ended December 31, 2023
Unrealized gain (loss) on securities available-for-sale	$43,293	$(10,774)	$32,519
Reclassification adjustment for net realized (gain) loss included in net income (loss)	11	(3)	8
Total unrealized gain (loss) on securities available-for-sale	43,304	(10,777)	32,527
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	7,412	(2,607)	4,805
Unrealized gain (loss) on derivatives	(182)	—	(182)
Other comprehensive income (loss)	$50,534	$(13,384)	$37,150

Eagle Bancorp, Inc 2025 Form 10-K	128

Table of Contents	Notes to Consolidated Financial Statements | Note 21 – Other Comprehensive Income (Loss)

The table below presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

(dollars in thousands)	Available-for-Sale Securities	Held-to-Maturity Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)
For the Year Ended December 31, 2025
Balance at beginning of period	$(106,852)	$(34,639)	$18	$(141,473)
Other comprehensive income (loss) before reclassifications	44,845	—	27	44,872
Amortization of unrealized loss on securities transferred to held-to-maturity	—	4,882	—	4,882
Amounts reclassified from accumulated other comprehensive income (loss)	2,521	—	39	2,560
Net other comprehensive income (loss) during period	47,366	4,882	66	52,314
Balance at end of period	$(59,486)	$(29,757)	$84	$(89,159)

For the Year Ended December 31, 2024
Balance at beginning of period	$(122,246)	$(39,929)	$(182)	$(162,357)
Other comprehensive income (loss) before reclassifications	15,406	—	200	15,606
Amortization of unrealized loss on securities transferred to held-to-maturity	—	5,290		5,290
Amounts reclassified from accumulated other comprehensive income (loss)	(12)	—	—	(12)
Net other comprehensive income (loss) during period	15,394	5,290	200	20,884
Balance at end of period	$(106,852)	$(34,639)	$18	$(141,473)

Year Ended December 31, 2023
Balance at beginning of year	$(154,773)	$(44,734)	$—	$(199,507)
Other comprehensive income (loss) before reclassifications	32,519	—	(182)	32,337
Amortization of unrealized loss on securities transferred to held-to-maturity	—	4,805	—	4,805
Amounts reclassified from accumulated other comprehensive loss	8	—	—	8
Net other comprehensive income (loss) during period	32,527	4,805	(182)	37,150
Balance at end of year	$(122,246)	$(39,929)	$(182)	$(162,357)
The table below presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement Where Net Income (Loss) is Presented
	For the Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Realized gain (loss) on sale of investment securities	$(3,823)	$14	$(11)	Net gain (loss) on sale of investment securities
Gain (loss) on fair value hedging relationships - AFS securities	108	—	—	Interest income
Gain (loss) on cash flow hedging relationships - Loans	(51)	—	—	Interest income
Income tax benefit (expense)	1,206	(2)	3	Income tax expense
Total	$(2,560)	$12	$(8)	Net Income (Loss)

Eagle Bancorp, Inc 2025 Form 10-K	129

Table of Contents	Notes to Consolidated Financial Statements | Note 22 – Fair Value Measurements

Note 22 – Fair Value Measurements
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

Eagle Bancorp, Inc 2025 Form 10-K	130

Table of Contents	Notes to Consolidated Financial Statements | Note 22 – Fair Value Measurements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	As of December 31, 2025
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Investment securities available-for-sale:
U.S. agency securities	$—	$337,708	$—	$337,708
Residential mortgage-backed securities	—	562,504	—	562,504
Commercial mortgage-backed securities	—	66,545	—	66,545
Municipal bonds	—	8,046	—	8,046
Corporate bonds	—	1,967	—	1,967
Derivative assets	—	24,332	—	24,332
Total assets measured at fair value on a recurring basis	$—	$1,001,102	$—	$1,001,102
Liabilities:
Derivative liabilities	$—	$23,942	$—	$23,942
Total liabilities measured at fair value on a recurring basis	$—	$23,942	$—	$23,942

	As of December 31, 2024
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Investment securities available-for-sale:
U.S. treasury bonds	$—	$24,776	$—	$24,776
U.S. agency securities	—	558,535	—	558,535
Residential mortgage-backed securities	—	625,316	—	625,316
Commercial mortgage-backed securities	—	48,945	—	48,945
Municipal bonds	—	8,014	—	8,014
Corporate bonds	—	1,818	—	1,818
Derivative assets	—	31,592	—	31,592
Total assets measured at fair value on a recurring basis	$—	$1,298,996	$—	$1,298,996
Liabilities:
Derivative liabilities	$—	$29,110	$—	$29,110
Total liabilities measured at fair value on a recurring basis	$—	$29,110	$—	$29,110
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

Eagle Bancorp, Inc 2025 Form 10-K	131

Table of Contents	Notes to Consolidated Financial Statements | Note 22 – Fair Value Measurements

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
Loans: The fair value of individually assessed loans and HFS loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. As of December 31, 2025, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans and HFS loans where an allowance is established based on the fair value of collateral, i.e., those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned ("OREO"): OREO is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
The table below presents assets measured at fair value on a nonrecurring basis. There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and 2024.

	As of December 31, 2025
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Individually assessed loans:
Commercial	$—	$—	$8,580	$8,580
Income producing - commercial real estate	—	—	59,655	59,655
Owner occupied - commercial real estate	—	—	3,695	3,695
Real estate mortgage - residential	—	—	579	579
Construction - commercial and residential	—	—	14,460	14,460
Consumer	—	—	333	333
Loans held for sale	—	—	90,650	90,650
Other real estate owned	—	—	2,059	2,059
Total assets measured at fair value on a nonrecurring basis	$—	$—	$180,011	$180,011

Eagle Bancorp, Inc 2025 Form 10-K	132

Table of Contents	Notes to Consolidated Financial Statements | Note 22 – Fair Value Measurements

	As of December 31, 2024
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Individually assessed loans:
Commercial	$—	$—	$2,551	$2,551
Income producing - commercial real estate	—	—	158,956	158,956
Owner occupied - commercial real estate	—	—	30,384	30,384
Construction - commercial and residential	—	—	303	303
Other real estate owned	—	—	2,743	2,743
Total assets measured at fair value on a nonrecurring basis	$—	$—	$194,937	$194,937
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

Eagle Bancorp, Inc 2025 Form 10-K	133

Table of Contents	Notes to Consolidated Financial Statements | Note 22 – Fair Value Measurements

The table below presents the estimated fair values of the Company’s financial instruments.

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of December 31, 2025
Assets
Cash and due from banks	$11,692	$11,692	$11,692	$—	$—
Interest-bearing deposits with other banks	684,001	684,001	—	684,001	—
Investment securities available-for-sale	976,770	976,770	—	976,770	—
Investment securities held-to-maturity	854,780	774,947	—	774,947	—
Federal Reserve and Federal Home Loan Bank stock	28,327	N/A	—	—	—
Loans held for sale	90,650	90,650	—		90,650
Loans held for investment	7,280,459	7,093,276	—	—	7,093,276
Bank owned life insurance	335,177	335,177	—	335,177	—
Annuity investment	12,061	12,061	—	12,061	—
Interest rate product	24,332	24,332	—	24,332	—
Accrued interest receivable	41,373	41,373	—	41,373	—

Liabilities
Noninterest-bearing deposits	1,433,952	1,433,952	—	1,433,952	—
Interest-bearing deposits	4,662,967	4,662,967	—	4,662,967	—
Time deposits	3,036,687	3,050,951	—	3,050,951	—
Long-term borrowings	76,428	80,329	—	80,329	—
Interest rate product	23,942	23,942	—	23,942	—
Accrued interest payable	10,798	10,798	—	10,798	—

As of December 31, 2024
Assets
Cash and due from banks	$14,463	$14,463	$11,882	$2,581	$—
Interest-bearing deposits with other banks	619,017	619,017	—	619,017	—
Investment securities available-for-sale	1,267,404	1,267,404	—	1,267,404	—
Investment securities held-to-maturity	938,647	820,382	—	820,382	—
Federal Reserve and Federal Home Loan Bank stock	51,763	N/A	—	—	—
Loans held for investment	7,934,888	7,707,424	—	—	7,707,424
Bank owned life insurance	115,806	115,806	—	115,806	—
Annuity investment	12,656	12,656	—	12,656	—
Interest rate product	31,592	31,592	—	31,592	—
Accrued interest receivable	49,479	49,479	—	49,479	—

Liabilities
Noninterest-bearing deposits	1,544,403	1,544,403	—	1,544,403	—
Interest-bearing deposits	4,811,012	4,811,012	—	4,811,012	—
Time deposits	2,775,663	2,785,891	—	2,785,891	—
Customer repurchase agreements	33,157	33,157	—	33,157	—
Other short-term borrowings	490,000	490,000	—	490,000	—
Long-term borrowings	76,108	82,916	—	82,916	—
Interest rate product	29,110	29,110	—	29,110	—
Accrued interest payable	17,844	17,844	—	17,844	—

Eagle Bancorp, Inc 2025 Form 10-K	134

Table of Contents	Notes to Consolidated Financial Statements | Note 23 – Parent Company Financial Information

Note 23 – Parent Company Financial Information
The tables below present the condensed financial information for Eagle Bancorp, Inc. (the "Parent Company").

	Parent Company Condensed Balance Sheets
	As of December 31,
(dollars in thousands)	2025	2024
Assets
Cash and due from banks	$8,693	$23,561
Investment securities available-for-sale, at fair value	—	—
Investment securities held-to-maturity, net allowance for credit losses of $806 and $1,000, respectively	43,468	43,172
Investment in subsidiary	1,149,535	1,230,907
Other assets	8,166	6,570
Total Assets	$1,209,862	$1,304,210

Liabilities
Other liabilities	$2,150	$2,041
Borrowings	76,429	76,108
Total liabilities	78,579	78,149

Shareholders’ Equity
Common stock	300	298
Additional paid in capital	382,499	384,932
Retained earnings	837,643	982,304
Accumulated other comprehensive loss	(89,159)	(141,473)
Total Shareholders’ Equity	1,131,283	1,226,061
Total Liabilities and Shareholders’ Equity	$1,209,862	$1,304,210

Eagle Bancorp, Inc 2025 Form 10-K	135

Table of Contents	Notes to Consolidated Financial Statements | Note 23 – Parent Company Financial Information

	Parent Company Condensed Statement of Operations
	For the Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Income
Other interest and dividends	$11,753	$99,236	$126,264
Gain on sale of investment securities	459	1,060	—
Other income (loss)	165	66	43
Total Income	12,377	100,362	126,307

Expenses
Interest expense	8,089	4,797	4,149
Legal and professional	1,373	495	1,695
Directors compensation	562	474	597
Provision for (reversal of) credit losses	(195)	(449)	1,124
Other expenses	2,237	1,411	879
Total Expenses	12,066	6,728	8,444

Income Before Income Tax Expense (Benefit) and Equity in Undistributed Income (Loss) of Subsidiaries	311	93,634	117,863
Income Tax Expense (Benefit)	(1,123)	2,182	(1,220)
Income Before Equity in Undistributed Income (Loss) of Subsidiaries	1,434	91,452	119,083
Equity in Undistributed Income (Loss) of Subsidiaries	(139,486)	(138,487)	(18,549)
Net Income (loss)	$(138,052)	$(47,035)	$100,534

Eagle Bancorp, Inc 2025 Form 10-K	136

Table of Contents	Notes to Consolidated Financial Statements | Note 23 – Parent Company Financial Information

	Parent Company Condensed Statements of Cash Flows
	For the Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Cash Flows From Operating Activities
Net Income (Loss)	$(138,052)	$(47,035)	$100,534
Adjustments to reconcile net income (loss) to net cash used in operating activities: Equity in undistributed income (loss) of subsidiary	139,486	138,487	18,549
Net tax benefits from stock based compensation expense	7,047	9,561	10,018
Securities premium amortization, net	—	1,004	6
Provision for (reversal of) credit losses for investment securities held-to-maturity	(195)	(449)	1,124
Depreciation and amortization	330	82	124
(Increase) decrease in other assets	(8,662)	(11,935)	(10,397)
Increase (decrease) in other liabilities	56	2,917	(1,064)
Net cash provided by operating activities	10	92,632	118,894

Cash Flows From Investing Activities
Investment in subsidiary	—	(70,000)	—
Purchases of held-to-maturities investment securities	—	—	—
Proceeds from maturities of held-to-maturities securities	—	—	—
Net cash used in investing activities	—	(70,000)	—

Cash Flows From Financing Activities
Net proceeds from borrowings	—	7,665	—
Proceeds from exercise of stock options	—	—	—
Proceeds from employee stock purchase plan	436	485	586
Common stock repurchased	—	—	(47,631)
Cash dividends paid	(15,314)	(45,617)	(54,993)
Net cash used in financing activities	(14,878)	(37,467)	(102,038)
Net Increase (Decrease) in Cash	(14,868)	(14,835)	16,856
Cash and Cash Equivalents at Beginning of Year	23,561	38,396	21,540
Cash and Cash Equivalents at End of Year	$8,693	$23,561	$38,396
Non-Cash Investing Activities
Transfers of investment securities from available-for-sale to held-to-maturity	$—	$—	$—

Eagle Bancorp, Inc 2025 Form 10-K	137

Table of Contents	Notes to Consolidated Financial Statements | Note 24 – Segment Reporting

Note 24 – Segment Reporting
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
Note 25 - Subsequent Events
The Company’s management has evaluated subsequent events through the date this filing and determined that the following qualifies as a Type 1 subsequent event:
Subsequent to the Company’s issuance of its earnings release on January 21, 2026, additional information became available related to the investigation by the U.S. Attorney’s Office for the Middle District of Pennsylvania disclosed in “Note 19 – Commitments and Contingent Liabilities”. This information provided further evidence about conditions that existed at December 31, 2025, and management concluded that a $10 million provision should be recorded as of year end. Refer to Note 19 for further information on this matter.

Eagle Bancorp, Inc 2025 Form 10-K	138

Table of Contents	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2025 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
The 2025 financial statements have been audited by the independent registered public accounting firm of Crowe LLP ("Crowe"). Crowe has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.
Changes in Internal Control over Financial Reporting
Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, utilizing framework established in "Internal Control – Integrated Framework (2013)" issued by COSO. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2025 is effective. Additionally, there were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Eagle Bancorp, Inc 2025 Form 10-K	139

Table of Contents	Other Information

ITEM 9B. OTHER INFORMATION
(b) Director and Officer Trading Arrangements:
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors," "Executive Officers Who Are Not Directors," "Delinquent Section 16(a) Reports," "2025 Meetings, Committees and Procedures of the Board of Directors," and "Insider trading arrangements and policies" in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2026 (the "Proxy Statement.")
The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer which is available on our website at https://ir.eaglebankcorp.com/. This reference to our website is an inactive textual reference only and is not a hyperlink. The information on our website is not incorporated by reference in this Form 10-K, and you should not consider it a part of this Form 10-K. A copy of the code of ethics will also be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7500 Old Georgetown Road, 15th Floor, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company’s Board of Directors.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors – Director Compensation," "2025 Meetings, Committees and Procedures of the Board of Directors," "Compensation Committee Report" and "Compensation Discussion and Analysis" in the Proxy Statement, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the material appearing under the caption "Voting Securities and Principal Shareholders" in the Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors," "Corporate Governance" and "Certain Relationships and Related Party Transactions" in the Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the material appearing under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm – Fees Paid to Independent Accounting Firm" in the Proxy Statement.
The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2025, 2024 and 2023, and for the three years then ended was Crowe LLP (PCAOB Firm ID No. 173) located in Chicago, Illinois.

Eagle Bancorp, Inc 2025 Form 10-K	140

Table of Contents	Exhibits and Financial Statement Schedules

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements are included in this report
–Reports of Crowe LLP, Independent Registered Public Accounting Firm
–Consolidated Balance Sheets as of December 31, 2025 and 2024
–Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
–Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023
–Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023
–Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 Notes to Consolidated Financial Statements
All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2025.)
4.1
Indenture dated as of September 30, 2024 between Eagle Bancorp, Inc., as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2024.)

4.2	Form of 10.00% Senior Notes due 2029 (included in Exhibit 4.1)
4.3
Registration Rights Agreement, dated as of September 30, 2024, between Eagle Bancorp, Inc. and the purchasers of the Senior Notes (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2024.)

4.4	Form of 10.00% Senior Notes due 2029 (Exchange Notes) (incorporated by reference to Exhibit 4.4 to the Company’s Amendment No.1 to Form S-4 filed on November 26, 2024.)
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1 +	2006 Stock Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713))
10.2 +	2016 Stock Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-211857))
10.3 +	Form Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2024.)
10.4 +
Second Amended and Restated Employment Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 3, 2020.)

10.5 +	2024 Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2023.)
10.6 +	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 26, 2021.)
10.7 +
Amended and Restated Non-Compete Agreement dated as of January 28, 2020, between EagleBank and Janice L. Williams (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 3, 2020.)

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2024.)
10.9 +	Form of Supplemental Executive Retirement Plan Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2013.)
10.10 +	Virginia Heritage Bank 2006 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-199875))
10.11 +	Virginia Heritage Bank 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-199875))

Eagle Bancorp, Inc 2025 Form 10-K	141

Table of Contents	Exhibits and Financial Statement Schedules

10.12 +	Form of Non-Employee Director Restricted Stock Award (Time Vested) (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.)
10.13 +
Amended and Restated Employment Agreement dated as of February 21, 2024 between EagleBank and Paul Saltzman (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2023.)

10.14 +	Form of Executive Officer Restricted Stock Award Agreement (Time Vested) (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.)
10.15 +
Form of Executive Officer Performance Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2024.)

10.16 +	Restricted Stock Award Agreement for Norman R. Pozez dated April 2, 2020 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2020.)
10.17 +
Non-Compete Agreement dated as of February 21, 2024 between EagleBank and Paul Saltzman (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2023.)

10.18 +
Employment Agreement dated as of September 25, 2023 between EagleBank, Eagle Bancorp, Inc. and Eric R. Newell (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023.)

10.19 +
Employment Agreement dated as of August 9, 2023 between EagleBank, Eagle Bancorp, Inc. and Ryan Riel (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023)

10.20 +
Non-Compete Agreement dated as of September 25, 2023, between EagleBank, Eagle Bancorp, Inc. and Eric R. Newell (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023.)

10.21 +
Non-Compete Agreement dated as of August 9, 2023, between EagleBank, Eagle Bancorp, Inc. and Ryan Riel (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023.)

10.22 +
Amended and Restated Employment Agreement dated as of December 18, 2023, between EagleBank and Susan G. Riel (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2023.)

10.23 +
Amended and Restated Chairman Compensation Agreement, dated as of December 18, 2023, among Eagle Bancorp, Inc., EagleBank and Norman R. Pozez (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 21, 2023.)

10.24 +
Amended and Restated Non-Compete Agreement dated as of December 18, 2023, between Eagle Bancorp, Inc., EagleBank and Norman R. Pozez (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 26, 2021.)

10.25 +	Long-Term Incentive Plan 2025-2027 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2024.)
10.26 +	2025 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 15, 2025.)
10.27 +
Employment Agreement dated as of August 28, 2024 between EagleBank and Evelyn Lee (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2024.)

10.28 +
Non-Compete Agreement dated as of August 28, 2024 between EagleBank and Evelyn Lee (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2024.)

10.29 +
Employment Agreement dated as of September 3, 2024 between EagleBank, Eagle Bancorp, Inc. and Kevin Geoghegan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2024.)

19	Insider trading policies and procedures (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2024.)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2024.)
23.1	Consent of Crowe LLP
31.1	Certification of Susan G. Riel
31.2	Certification of Eric R. Newell
32.1	Certification of Susan G. Riel
32.2	Certification of Eric R. Newell

Eagle Bancorp, Inc 2025 Form 10-K	142

Table of Contents	Exhibits and Financial Statement Schedules

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2024.)

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

	(i)	Consolidated Balance Sheets as of December 31, 2025 and 2024
	(ii)	Consolidated Statement of Operations for the years ended December 31, 2025, 2024 and 2023
	(iii)	Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023
	(iv)	Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023
	(v)	Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023
	(vi)	Notes to Consolidated Financial Statements

104	The cover page of this Annual Report on Form 10-K, formatted in Inline XBRL

(+)	Indicates management contract or compensatory plan or arrangement.

Eagle Bancorp, Inc 2025 Form 10-K	143

Table of Contents	Signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
March 9, 2026	by:	/s/ Susan G. Riel
Susan G. Riel, President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew D. Brockwell	Chair, Director	March 9, 2026
Matthew D. Brockwell

/s/ Steven Freidkin	Director	March 9, 2026
Steven Freidkin

/s/ Theresa G. LaPlaca	Director	March 9, 2026
Theresa G. LaPlaca

/s/ Leslie Ludwig	Director	March 9, 2026
Leslie Ludwig

/s/ Louis P. Mathews Jr.	Director	March 9, 2026
Louis P. Mathews Jr.

/s/ Eric R. Newell	Senior Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Accounting Officer)	March 9, 2026
Eric R. Newell

/s/ Kristen J. Pederson	Director	March 9, 2026
Kristen J. Pederson

/s/ Susan G. Riel	President and Chief Executive Officer of the Company (Principal Executive Officer)	March 9, 2026
Susan G. Riel

/s/ James A. Soltesz, P.E.	Director	March 9, 2026
James A. Soltesz

/s/ Benjamin M. Soto, Esquire	Vice Chair, Director	March 9, 2026
Benjamin M. Soto

/s/ Theodore A. Wilm	Director	March 9, 2026
Theodore A. Wilm

Eagle Bancorp, Inc 2025 Form 10-K	144