Form 10-Q
period 2026-03-31
EAGLE BANCORP INC
filed 2026-05-07
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, the registrant had 30,495,616 shares of common stock outstanding.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	2

Table of Contents	Financial Statements and Supplementary Data

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EAGLE BANCORP, INC.
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	As of
	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Cash and due from banks	$12,626	$11,692
Interest-bearing deposits with banks and other short-term investments	566,733	684,001
Investment securities available-for-sale (amortized cost of $1,008,764 and $1,055,146, respectively, and allowance for credit losses of $0 and $0, respectively)	930,314	976,770
Investment securities held-to-maturity, net of allowance for credit losses of $907 and $1,030, respectively (fair value of $757,238 and $774,947, respectively)	841,273	854,780
Federal Reserve and Federal Home Loan Bank stock	27,685	28,327
Loans held for sale, at lower of cost or fair value	55,702	90,650
Loans held for investment, at amortized cost	6,938,560	7,280,459
Less: Allowance for credit losses	(147,163)	(159,604)
Loans held for investment, net of allowance	6,791,397	7,120,855
Premises and equipment, net	12,864	12,800
Right-of-use assets - operating leases	27,569	28,451
Deferred income taxes	132,729	132,330
Bank-owned life insurance	339,844	335,177
Other real estate owned	2,059	2,059
Other assets	213,486	219,311
Total Assets	$9,954,281	$10,497,203

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,488,668	$1,433,952
Interest-bearing transaction	978,330	1,038,154
Savings and money market	3,286,125	3,624,813
Time deposits	2,838,376	3,036,687
Total deposits	8,591,499	9,133,606
Long-term borrowings	76,511	76,428
Operating lease liabilities	34,532	35,256
Reserve for unfunded commitments	3,311	5,090
Other liabilities	103,151	115,540
Total Liabilities	8,809,004	9,365,920

Shareholders’ Equity
Common stock, par value 0.01 per share; shares authorized 100,000,000, shares issued and outstanding 30,494,659 and 30,359,632, respectively	302	300
Additional paid-in capital	383,050	382,499
Retained earnings	851,998	837,643
Accumulated other comprehensive income (loss)	(90,073)	(89,159)
Total Shareholders’ Equity	1,145,277	1,131,283
Total Liabilities and Shareholders’ Equity	$9,954,281	$10,497,203
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	3

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Interest Income
Interest and fees on loans	$109,566	$126,136
Interest and dividends on investment securities	9,646	11,912
Interest on balances with other banks and short-term investments	12,689	15,830
Total interest income	131,901	153,878
Interest Expense
Interest on deposits	66,181	77,211
Interest on customer repurchase agreements	—	260
Interest on other short-term borrowings	—	8,733
Interest on long-term borrowings	2,026	2,025
Total interest expense	68,207	88,229
Net Interest Income	63,694	65,649
Provision for (Reversal of) Credit Losses	13,382	26,255
Provision for (Reversal of) Credit Losses for Unfunded Commitments	(1,779)	(297)
Net Interest Income (Loss) After Provision for (Reversal of) Credit Losses	52,091	39,691

Noninterest Income
Service charges on deposits	1,732	1,743
Gain (loss) on sale of loans	3,550	—
Net gain (loss) on sale of investment securities	3	4
Increase in the cash surrender value of bank-owned life insurance	5,679	4,282
Other income	1,744	2,178
Total noninterest income	12,708	8,207
Noninterest Expense
Salaries and employee benefits	23,247	21,968
Premises and equipment expenses	2,533	3,203
Marketing and advertising	868	1,371
Data processing	4,204	3,978
Legal, accounting and professional fees	4,312	3,122
FDIC insurance	7,009	8,962
Other expenses	6,567	2,847
Total noninterest expense	48,740	45,451
Income (Loss) Before Income Tax Expense	16,059	2,447
Income Tax Expense (Benefit)	1,341	772
Net Income (Loss)	$14,718	$1,675
Earnings (Loss) Per Common Share
Basic	$0.48	$0.06
Diluted	$0.48	$0.06

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	4

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Net Income (Loss)	$14,718	$1,675

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	(79)	19,351
Amortization adjustment for (gain) loss on fair value hedging relationships	7	—
Reclassification adjustment for net (gain) loss included in net income (loss)	(3)	(3)
Total unrealized gain (loss) on investment securities available-for-sale	(75)	19,348
Amortization of unrealized loss on securities transferred to held-to-maturity	1,195	1,204
Unrealized gain (loss) on derivatives	(2,294)	(18)
Reclassification adjustment for (gain) loss on cash flow hedging relationships	260	—
Total unrealized gain (loss) on derivatives	(2,034)	(18)
Other comprehensive income (loss)	(914)	20,534
Comprehensive Income (Loss)	$13,804	$22,209

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	5

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended March 31, 2026 and 2025
(dollars in thousands, except share data)

	Common		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance as of January 1, 2026	30,359,632	$300	$382,499	$837,643	$(89,159)	$1,131,283

Net Income (Loss)	—	—	—	14,718	—	14,718
Other comprehensive income, net of tax	—	—	—	—	(914)	(914)
Stock-based compensation expense	—	—	1,511	—	—	1,511
Issuance of common stock under share-based compensation arrangements	131,212	2	(1,037)	(60)	—	(1,095)
Issuance of common stock related to employee stock purchase plan	3,815	—	77	—	—	77
Cash dividends declared ($0.01 per share)	—	—	—	(303)	—	(303)
Balance as of March 31, 2026	30,494,659	$302	$383,050	$851,998	$(90,073)	$1,145,277

Balance as of January 1, 2025	30,202,003	$298	$384,932	$982,304	$(141,473)	$1,226,061

Net Income (Loss)	—	—	—	1,675	—	1,675
Other comprehensive income, net of tax	—	—	—	—	20,534	20,534
Stock-based compensation expense	—	—	1,524	—	—	1,524
Issuance of common stock under share-based compensation arrangements	163,236	2	(2)	—	—	—
Issuance of common stock related to employee stock purchase plan	3,604	—	81	—	—	81
Cash dividends declared ($0.165 per share)	—	—	—	(4,984)	—	(4,984)
Balance as of March 31, 2025	30,368,843	$300	$386,535	$978,995	$(120,939)	$1,244,891
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	6

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net Income (loss)	$14,718	$1,675
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,382	26,255
(Reversal of) provision for unfunded commitments	(1,779)	(297)
Depreciation and amortization	606	826
Securities premium amortization (discount accretion), net	1,106	1,155
Net gain on sale of other real estate owned	—	(487)
Net increase in cash surrender value of bank owned life insurance	(5,679)	(4,282)
Net (gain) loss on sale of investment securities	(3)	(4)
Stock-based compensation expense	1,511	1,524
Decrease (increase) in other assets	6,032	7,262
Increase (decrease) in other liabilities	(15,022)	9,558
Net cash provided by operating activities	14,872	43,185
Cash Flows From Investing Activities:
Proceeds from paydowns of available-for-sale securities	27,841	28,273
Proceeds from sale/call and maturities of available-for-sale securities	18,003	50,000
Proceeds from paydowns of held-to-maturity securities	14,565	15,148
Proceeds from call/maturities of held-to-maturity securities	54	52
Proceeds from (purchases of) Federal Reserve stock	208	(75)
Proceeds from (purchases of) Federal Home Loan Bank stock	433	372
Net change in loans	203,636	(34,899)
Proceeds from sale of loans	147,264	—
Net (purchase) redemption of bank owned life insurance	805	(200,000)
Proceeds from sale of other real estate owned	—	772
Purchase of premises and equipment	(587)	(138)
Net cash (used in) provided by investing activities	412,222	(140,495)
Cash Flows From Financing Activities:
Increase (decrease) in deposits	(542,107)	146,190
Increase (decrease) in customer repurchase agreements	—	(800)
Net settlement of withholding taxes on the vesting of stock awards	(1,095)	—
Proceeds from employee stock purchase plan	77	81
Cash dividends paid	(303)	(4,984)
Net cash provided by (used in) financing activities	(543,428)	140,487
Net Increase (Decrease) in Cash and Cash Equivalents	(116,334)	43,177
Cash and Cash Equivalents at Beginning of Period	695,693	633,480
Cash and Cash Equivalents at End of Period	$579,359	$676,657

Supplemental Cash Flows Information:
Interest paid	$72,220	$88,838

Supplemental Non-Cash Disclosures:
Initial recognition of operating lease right-of-use assets	$165	$15,838
Transfer of loans held for investment to loans held for sale	111,800	15,251

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	7

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company with all significant intercompany transactions eliminated. EagleBank, a Maryland chartered commercial bank, is the Parent’s principal subsidiary.
The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America ("GAAP") and to general practices in the banking industry. The Consolidated Financial Statements and accompanying notes of the Company included herein are unaudited. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In addition to the accounting policies described below, the Company applies the accounting policies contained in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"). Certain reclassifications have been made to 2025 amounts previously reported to conform to the 2026 presentation. Reclassifications had no effect on net income (loss) or shareholders' equity. These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on 2025 Form 10-K.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	8

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

other factors. AFS securities are carried at fair value, with unrealized gains or losses, other than impairment losses, being reported as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.
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
Besides our primary loan portfolio segments that are summarized below, the Company also regularly engages in the sale of the guaranteed portion of SBA loans originated by the Bank. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an excess servicing asset, which is computed on a loan by loan basis with the unamortized amount being included in intangible assets in the Consolidated Balance Sheets. The excess servicing asset is amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other income in the Consolidated Statements of Operations.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	9

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
Allowance for Credit Losses
The table below presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Operations.

	For the Three Months Ended March 31,
(dollars in thousands)	2026	2025
Provision for (reversal of) credit losses - loans	$13,506	$26,309
Provision for (reversal of) credit losses - HTM debt securities	(124)	(54)
Total Provision for credit losses	$13,382	$26,255
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	10

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
The company uses four economic variables in its cash flow model: national unemployment, Commercial Real Estate ("CRE") Price Index, House Price Index and Gross Domestic Product ("GDP"), which are incorporated by utilizing a Loss Driver Analysis approach that factors in historical losses, including during the Great Recession, of regional peer banks and the Bank. The model incorporates a weighting of three economic scenarios; baseline, upside and downside. The scenarios cover the four economic forecast variables, with each segment of the portfolio linked to two of these variables, depending on the segment. The loss driver analysis is spread over a reasonable and supportable period of 18 months and reverts back to a historical loss rate over twelve months on a straight-line basis over the loan's remaining maturity. Management leverages economic projections from reputable and independent third parties to inform its loss driver forecasts over the forecast period.
We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from loans that are secured by cash or marketable securities, to watch list loans that have all the characteristics of an

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	11

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

acceptable credit risk but warrant more than the normal level of monitoring. Special mention loans are those that are currently protected by the sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. These loans have the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inadequately protected by the sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired and require individual evaluation in the ACL. Substandard loans can be accruing or can be on nonaccrual depending on the circumstances of the individual loans. Loans graded as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are accounted for on a nonaccrual basis. Classified loans is the aggregation of loans graded substandard and doubtful.
The methodology used in the estimation of the ACL, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and individually assessed loans as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to management committees and the Asset Quality Subcommittee of the Risk Committee before it is presented to the Audit Committee of the Board of Directors ("Board"). The committees' reports to the Board are included in the Board's quarterly review of our consolidated financial statements.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	12

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03") which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements at interim and annual reporting periods. ASU 2024-03 adds to ASC 220-40, requiring public business entities to disaggregate within the financial statement footnotes, in a tabular presentation, each relevant expense caption on the face of the

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	13

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)": Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") amends guidance related to the accounting for internal-use software development costs. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to "development stages". It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, which for the Company would be the fiscal first quarter ending March 31, 2028. Early adoption is permitted as of the beginning of an annual reporting period. ASU 2025-06 allows companies to elect one of the following adoption methods to apply its amendments: a prospective transition approach, a retrospective transition approach, or a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is currently evaluating the impact the new accounting standard will have on its policy for capitalization of development costs for software intended for internal use.
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
ASU No. 2025-12, "Codification Improvements" ("ASU 2025-12"). In December 2025, the FASB issued ASU 2025-12 to make dozens of technical corrections, clarifications, and minor enhancements across various topics including simplifying diluted EPS calculations with losses, clarifying lease receivable disclosures, refining beneficial interest calculations, and streamlining treasury stock accounting. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently in the process of evaluating this guidance.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	14

Table of Contents	Notes to Consolidated Financial Statements | Note 2 – Cash and Due from Banks

Note 2 – Cash and Due from Banks
For the three months ended March 31, 2026 and 2025, the Bank maintained average daily balances at the Federal Reserve Bank of Richmond ("Federal Reserve Bank") of $1.4 billion for each period, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.
Note 3 – Investment Securities
The table below summarizes the Company's investment in AFS securities by major security type.

	As of March 31, 2026
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency securities	$332,381	$—	$(17,318)	$315,063
Residential mortgage-backed securities	597,422	65	(58,177)	539,310
Commercial mortgage-backed securities	68,581	—	(2,465)	66,116
Municipal bonds	8,380	—	(508)	7,872
Corporate bonds	2,000	—	(47)	1,953
Total available-for-sale securities	$1,008,764	$65	$(78,515)	$930,314

	As of December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency securities	$355,249	$—	$(17,541)	$337,708
Residential mortgage-backed securities	620,540	152	(58,188)	562,504
Commercial mortgage-backed securities	68,931	117	(2,503)	66,545
Municipal bonds	8,426	—	(380)	8,046
Corporate bonds	2,000	—	(33)	1,967
Total available-for-sale securities	$1,055,146	$269	$(78,645)	$976,770

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	15

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

The table below summarizes the Company's investment in HTM securities by major security type.

	As of March 31, 2026
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$531,370	$—	$(62,117)	$469,253
Commercial mortgage-backed securities	85,189	—	(10,006)	75,183
Municipal bonds	106,813	—	(8,221)	98,592
Corporate bonds	118,808	120	(4,718)	114,210
Total	842,180	$120	$(85,062)	$757,238
Less: Allowance for credit losses	(907)
Total held-to-maturity securities, net of ACL	$841,273

	As of December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$544,402	$—	$(58,836)	$485,566
Commercial mortgage-backed securities	85,760	—	(9,787)	75,973
Municipal bonds	106,875	—	(6,933)	99,942
Corporate bonds	118,773	8	(5,315)	113,466
Total	855,810	$8	$(80,871)	$774,947
Less: Allowance for credit losses	(1,030)
Total held-to-maturity securities, net of ACL	$854,780
In addition, as of March 31, 2026 and December 31, 2025, the Company held $27.7 million and $28.3 million, respectively, in non-marketable equity securities in a combination of Federal Reserve System ("Federal Reserve Board", "Federal Reserve" or "FRB") and FHLB stocks, which are required to be held for regulatory purposes. These securities cannot be disposed of other than through redemption by the issuer and, if redeemed, would be redeemed at the original cost. The securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.
As of March 31, 2026 and December 31, 2025, the Company had $36.9 million and $38.5 million, respectively, of unamortized unrealized losses outstanding following the transfer of investment securities from AFS to HTM in 2022. These unrealized losses are included in accumulated other comprehensive loss and are amortized through interest income as a yield adjustment over the remaining term of the securities.
Accrued interest receivable on investment securities was $5.5 million as of March 31, 2026 and December 31, 2025. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	16

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

The table below summarizes, by length of time, the Company's AFS securities that have been in a continuous unrealized loss position and HTM securities that have been in a continuous unrecognized loss position.

	As of March 31, 2026
		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment securities available-for-sale:
U.S. agency securities	50	$—	$—	$315,063	$(17,318)	$315,063	$(17,318)
Residential mortgage-backed securities	141	17,423	(92)	512,563	(58,085)	529,986	(58,177)
Commercial mortgage-backed securities	12	29,017	(31)	37,099	(2,434)	66,116	(2,465)
Municipal bonds	1	—	—	7,872	(508)	7,872	(508)
Corporate bonds	1	—	—	1,953	(47)	1,953	(47)
Total	205	$46,440	$(123)	$874,550	$(78,392)	$920,990	$(78,515)

Investment securities held-to-maturity:
Residential mortgage-backed securities	135	$—	$—	$469,253	$(62,117)	$469,253	$(62,117)
Commercial mortgage-backed securities	16	4,230	(531)	70,953	(9,475)	75,183	(10,006)
Municipal bonds	33	—	—	97,592	(8,221)	97,592	(8,221)
Corporate bonds	27	9,841	(29)	97,386	(4,689)	107,227	(4,718)
Total	211	$14,071	$(560)	$735,184	$(84,502)	$749,255	$(85,062)

	As of December 31, 2025
		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment securities available-for-sale:
U.S. agency securities	52	$—	$—	$337,708	$(17,541)	$337,708	$(17,541)
Residential mortgage-backed securities	139	—	—	546,514	(58,188)	546,514	(58,188)
Commercial mortgage-backed securities	10	—	—	37,329	(2,503)	37,329	(2,503)
Municipal bonds	1	—	—	8,046	(380)	8,046	(380)
Corporate bonds	1	—	—	1,967	(33)	1,967	(33)
Total	203	$—	$—	$931,564	$(78,645)	$931,564	$(78,645)

Investment securities held-to-maturity:
Residential mortgage-backed securities	136	$—	$—	$485,567	$(58,836)	$485,567	$(58,836)
Commercial mortgage-backed securities	16	4,271	(503)	71,702	(9,284)	75,973	(9,787)
Municipal bonds	33	—	—	98,942	(6,933)	98,942	(6,933)
Corporate bonds	27	1,922	(18)	106,638	(5,297)	108,560	(5,315)
Total	212	$6,193	$(521)	$762,849	$(80,350)	$769,042	$(80,871)

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	17

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

As of March 31, 2026, unrealized losses were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the securities were originally purchased, and were considered to be temporary, and not due to credit quality concerns on the investment securities. The fair values of these AFS securities are expected to recover as the securities approach their respective maturity dates.
The Company measures its AFS and HTM securities portfolios for credit losses as part of its ACL analysis. For further information on provision for credit losses on AFS and HTM securities, see the "Allowance for Credit Losses" discussion in "Note 1 – Summary of Significant Accounting Policies". As of March 31, 2026 and December 31, 2025, the Company had an allowance for credit losses outstanding of zero on its AFS securities and $0.9 million and $1.0 million, respectively, on its HTM securities, each of which primarily comprise allowances for corporate bonds.
The table below summarizes the Company's investment in AFS securities and HTM securities by contractual maturity. Expected maturities for mortgage-backed securities ("MBS") will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2026
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
Within one year	$70,454	$69,447
One to five years	226,437	213,471
Five to ten years	27,699	25,939
Beyond ten years	18,171	16,031
Residential mortgage-backed securities	597,422	539,310
Commercial mortgage-backed securities	68,581	66,116
Less: allowance for credit losses	—	—
Total investment securities available-for-sale	1,008,764	930,314

Investment securities held-to-maturity:
Within one year	4,928	4,925
One to five years	71,030	69,073
Five to ten years	98,688	92,668
Beyond ten years	50,975	46,136
Residential mortgage-backed securities:	531,370	469,253
Commercial mortgage-backed securities	85,189	75,183
Less: allowance for credit losses	(907)	—
Total investment securities held-to-maturity	841,273	757,238
Total	$1,850,037	$1,687,552
There were no sales and calls of investment securities during the three months ended March 31, 2026 and 2025, therefore, no proceeds from sales or calls in either period.
As of March 31, 2026 and December 31, 2025, the book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase and certain lines of credit with correspondent banks was $16.0 million and $519.6 million, respectively.
As of March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	18

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

Note 4 – Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. The Bank’s loan portfolio primarily consists of loans to businesses secured by real estate and other business assets, as evidenced by the table below.
The table below presents HFI Loans, net of unamortized net deferred fees, summarized by portfolio segment.

	As of
	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,432,933	21%	$1,338,486	18%
Income producing - commercial real estate	3,030,004	44%	3,350,718	46%
Owner occupied - commercial real estate	1,686,210	23%	1,602,124	22%
Real estate mortgage - residential	35,743	1%	37,100	1%
Construction - commercial and residential	617,992	9%	795,400	11%
Construction - C&I (owner occupied)	87,666	1%	108,468	1%
Home equity	44,948	1%	47,448	1%
Other consumer	3,064	—%	715	—%
Total loans	6,938,560	100%	7,280,459	100%
Less: allowance for credit losses	(147,163)		(159,604)
Net loans (1)	$6,791,397		$7,120,855
(1)Excludes accrued interest receivable of $33.3 million and $35.9 million as of March 31, 2026 and December 31, 2025, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees and costs were $17.5 million and $17.6 million as of March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026, certain loans, primarily income producing - commercial real estate loans, were reclassified from HFI to HFS loans with the lower of cost or fair value of $111.8 million. As of March 31, 2026 and December 31, 2025, the outstanding balance of all HFS loans were $55.7 million and $90.7 million, respectively, as reported on the Consolidated Balance Sheets, of which $55.2 million and $90.7 million, respectively, were on nonaccrual status.
As of March 31, 2026 and December 31, 2025, the Bank serviced $102.3 million and $81.5 million, respectively, of SBA loans and other loan participations, which are not reflected as loan balances on the Consolidated Balance Sheets.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	19

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.0 billion as of March 31, 2026. A portion of the ADC portfolio, both speculative and non-speculative, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 27% of the outstanding ADC loan portfolio as of March 31, 2026. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	20

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below details activity in the ACL by portfolio segment. The Company has updated its allocation methodology to better reflect the ACL attributable to loan categories and collateral types. Conforming changes have been made to prior period amounts. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction -Commercial and Residential	Construction - C&I (Owner Occupied)	Home Equity	Other Consumer	Total
For the Three Months Ended March 31, 2026
Allowance for credit losses:
Balance at beginning of quarter	$26,607	$98,707	$20,719	$339	$11,171	$1,515	$519	$27	$159,604
Loans charged-off	(11,533)	(11,557)	(2,926)	(80)	—	—	—	—	(26,096)
Recoveries of loans previously charged-off	87	38	24	—	—	—	—	—	149
Net loans (charged-off) and recovered	(11,446)	(11,519)	(2,902)	(80)	—	—	—	—	(25,947)
Provision for (reversal of) credit losses	11,130	981	180	56	1,432	(391)	112	6	13,506
Ending balance	$26,291	$88,169	$17,997	$315	$12,603	$1,124	$631	$33	$147,163

For the Three Months Ended March 31, 2025
Allowance for credit losses:
Balance at beginning of quarter	$19,390	$55,185	$22,654	$610	$14,585	$1,282	$653	$31	$114,390
Loans charged-off	(270)	(6,170)	(4,862)	—	—	—	—	(4)	(11,306)
Recoveries of loans previously charged-off	53	—	23	—	—	—	—	—	76
Net loans (charged-off) and recovered	(217)	(6,170)	(4,839)	—	—	—	—	(4)	(11,230)
Provision for (reversal of) credit losses	1,489	12,922	9,057	60	2,306	398	71	6	26,309
Ending balance	$20,662	$61,937	$26,872	$670	$16,891	$1,680	$724	$33	$129,469
The table below presents the amortized cost basis of collateral-dependent HFI loans by portfolio segment.

	As of
	March 31, 2026		December 31, 2025
(dollars in thousands)	Business/Other Assets	Real Estate	Business/Other Assets	Real Estate
Commercial	$15,305	$3,215	$15,285	$2,813
Income producing-commercial real estate	880	75,781	880	61,657
Owner occupied - commercial real estate	—	5,052	—	7,938
Real estate mortgage- residential	—	464	—	579
Construction - commercial and residential	—	28,016	—	17,394
Home equity	—	517	—	351
Total	$16,185	$113,045	$16,165	$90,732

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	21

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	22

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The Company's credit quality indicators are generally updated annually, however, credits rated "Special Mention" or below are reviewed more frequently. The table below presents the amortized cost basis of HFI loans by risk category, class and year of origination, along with any charge-offs that were recorded in the applicable loan segment, if applicable. The table below excludes $11.6 million of gross charge-offs associated with loans that were reclassified to HFS or sold during the three months ended March 31, 2026.

	As of March 31, 2026
(dollars in thousands)	Prior	2022	2023	2024	2025	2026	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial:
Pass	$104,869	$33,046	$67,471	$88,369	$358,736	$145,359	$541,703	$3,540	$1,343,093
Special Mention	56	11,534	996	7,260	—	—	20,841	—	40,687
Substandard	24,515	9,586	424	2,738	—	—	11,678	212	49,153
Total	129,440	54,166	68,891	98,367	358,736	145,359	574,222	3,752	1,432,933
YTD gross charge-offs	(2,681)	(8,852)	—	—	—	—	—	—	(11,533)
Income producing - commercial real estate:
Pass	1,352,420	443,676	412,067	88,766	123,779	771	151,826	—	2,573,305
Special Mention	57,450	56,173	—	—	—	—	—	—	113,623
Substandard	248,923	93,545	—	—	—	—	608	—	343,076
Total	1,658,793	593,394	412,067	88,766	123,779	771	152,434	—	3,030,004
Owner occupied - commercial real estate:
Pass	844,229	88,995	131,357	127,490	338,606	105,439	657	—	1,636,773
Special Mention	11,491	—	—	—	16,441	—	—	—	27,932
Substandard	20,440	1,065	—	—	—	—	—	—	21,505
Total	876,160	90,060	131,357	127,490	355,047	105,439	657	—	1,686,210
YTD gross charge-offs	(2,926)	—	—	—		—	—	—	(2,926)
Real estate mortgage - residential:
Pass	14,101	10,832	5,830	—	—	—	—	—	30,763
Substandard	4,980	—	—	—	—	—	—	—	4,980
Total	19,081	10,832	5,830	—	—	—	—	—	35,743
Construction - commercial and residential:
Pass	112,240	184,622	75,117	9,990	29,369	7,149	56,029	6,874	481,390
Special Mention	—	81,094	—	—	—	—	27,491	—	108,585
Substandard	12,118	15,152	—	—	—	—	747	—	28,017
Total	124,358	280,868	75,117	9,990	29,369	7,149	84,267	6,874	617,992
Construction - C&I (owner occupied):
Pass	3,698	—	10,445	49,507	23,236	—	780	—	87,666
Home equity:
Pass	2,026	113	—	—	—	—	41,622	314	44,075
Substandard	418	—	—	—	—	37	377	41	873
Total	2,444	113	—	—	—	37	41,999	355	44,948
Other consumer:
Pass	—	—	—	—	135	200	2,729	—	3,064
Total Recorded Investment	$2,813,974	$1,029,433	$703,707	$374,120	$890,302	$258,955	$857,088	$10,981	$6,938,560
Total YTD gross charge-offs	$(5,607)	$(8,852)	$—	$—	$—	$—	$—	$—	$(14,459)

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	23

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

	As of December 31, 2025
(dollars in thousands)	Prior	2021	2022	2023	2024	2025	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial:
Pass	$92,082	$18,390	$35,098	$66,402	$83,098	$357,934	$593,711	$3,815	$1,250,530
Special Mention	524	309	11,264	994	10,360	—	7,018	—	30,469
Substandard	22,721	433	18,134	406	—	—	13,102	2,691	57,487
Total	115,327	19,132	64,496	67,802	93,458	357,934	613,831	6,506	1,338,486
YTD gross charge-offs	(1,208)	(525)	(304)	—	(57)	—	(296)	—	(2,390)
Income producing - commercial real estate:
Pass	1,087,720	435,579	533,070	364,692	88,823	123,114	145,256	13,381	2,791,635
Special Mention	86,600	43,104	56,157	—	—	—	—	—	185,861
Substandard	167,878	90,035	114,451	—	—	—	858	—	373,222
Total	1,342,198	568,718	703,678	364,692	88,823	123,114	146,114	13,381	3,350,718
YTD gross charge-offs	(35,833)	—	—	—	—	—	(10,500)	—	(46,333)
Owner occupied - commercial real estate:
Pass	667,233	209,803	89,580	132,719	126,792	356,437	636	—	1,583,200
Substandard	14,263	3,137	1,072	452	—	—	—	—	18,924
Total	681,496	212,940	90,652	133,171	126,792	356,437	636	—	1,602,124
YTD gross charge-offs	(22,238)	—	—	—		—	—	—	(22,238)
Real estate mortgage - residential:
Pass	13,331	6,411	10,941	5,838	—	—	—	—	36,521
Substandard	579	—	—	—	—	—	—	—	579
Total	13,910	6,411	10,941	5,838	—	—	—	—	37,100
Construction - commercial and residential:
Pass	10,095	106,241	307,223	120,558	10,228	23,415	92,900	8,294	678,954
Special Mention	—	—	25,082	—	—	—	27,469	—	52,551
Substandard	35,517	11,618	15,320	—	—	—	1,440	—	63,895
Total	45,612	117,859	347,625	120,558	10,228	23,415	121,809	8,294	795,400
YTD gross charge-offs	(1,579)	—	—	—	—	—	—	—	(1,579)
Construction - C&I (owner occupied):
Pass	3,737	—	—	10,199	43,484	18,945	791	31,312	108,468
Home equity:
Pass	1,282	35	114	—	—	—	44,822	805	47,058
Substandard	248	—	—	—	—	—	82	60	390
Total	1,530	35	114	—	—	—	44,904	865	47,448
YTD gross charge-offs	—	(206)	—	—	—	—	—	—	(206)
Other consumer:
Pass	—	—	—	—	—	156	559	—	715
YTD gross charge-offs	(3)	—	—	—	—	—	—	(32)	(35)

Total Recorded Investment	$2,203,810	$925,095	$1,217,506	$702,260	$362,785	$880,001	$928,644	$60,358	$7,280,459
Total YTD gross charge-offs	$(60,861)	$(731)	$(304)	$—	$(57)	$—	$(10,796)	$(32)	$(72,781)
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	24

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The table below presents, by portfolio segment, information related to the amortized cost basis of nonaccrual HFI loans.

	As of
	March 31, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial	$3,672	$14,382	$18,054	$3,397	$14,702	$18,099
Income producing - commercial real estate	6,716	69,945	76,661	38,275	24,262	62,537
Owner occupied - commercial real estate	5,050	—	5,050	3,199	4,738	7,937
Real estate mortgage - residential	464	—	464	579	—	579
Construction- commercial and residential	2,773	25,243	28,016	2,074	15,320	17,394
Home equity	327	189	516	333	18	351
Total (1)	$19,002	$109,759	$128,761	$47,857	$59,040	$106,897
(1)Gross coupon interest income of $4.2 million, and $3.1 million would have been recorded for the three months ended March 31, 2026 and 2025, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms. Interest income recognized on loans on nonaccrual status was $2.3 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. See "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	25

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below presents, by portfolio segment, an aging analysis and the recorded investments in HFI loans past due.

	As of March 31, 2026
(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
Commercial	$769	$379	$—	$1,148	$1,413,731	$18,054	$1,432,933
Income producing - commercial real estate	12,654	3,638	—	16,292	2,937,051	76,661	3,030,004
Owner occupied - commercial real estate	—	—	—	—	1,681,160	5,050	1,686,210
Real estate mortgage – residential	578	—	—	578	34,701	464	35,743
Construction - commercial and residential	—	—	—	—	589,976	28,016	617,992
Construction - C&I (owner occupied)	—	—	—	—	87,666	—	87,666
Home equity	—	—	—	—	44,432	516	44,948
Other consumer	—	—	—	—	3,064	—	3,064
Total	$14,001	$4,017	$—	$18,018	$6,791,781	$128,761	$6,938,560

	As of December 31, 2025
(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
Commercial	$2,942	$44	$—	$2,986	$1,317,401	$18,099	$1,338,486
Income producing - commercial real estate	2,688	—	—	2,688	3,285,493	62,537	3,350,718
Owner occupied - commercial real estate	167	12,573	—	12,740	1,581,447	7,937	1,602,124
Real estate mortgage – residential	4,544	—	—	4,544	31,977	579	37,100
Construction - commercial and residential	26,942	—	—	26,942	751,064	17,394	795,400
Construction - C&I (owner occupied)	—	—	—	—	108,468	—	108,468
Home equity	—	39	—	39	47,058	351	47,448
Other consumer	—	—	—	—	715	—	715
Total	$37,283	$12,656	$—	$49,939	$7,123,623	$106,897	$7,280,459
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	26

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The table below presents the amortized cost basis and the financial effect of HFI loans modified for borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension(1)	Weighted Average Interest Rate Reduction(2)

For the Three Months Ended March 31, 2026
Commercial	$7,252	$—	$7,252	0.5%	9 months	—%
Income producing - commercial real estate	54,090	16,340	70,430	2.3%	4 months	—%
Real estate mortgage - residential	4,515	—	4,515	12.6%	14 months	—%
Total	$65,857	$16,340	$82,197

For the Three Months Ended March 31, 2025
Commercial	$3,310	$9,440	$12,750	1.1%	12 months	—%
Income producing - commercial real estate	—	70,296	70,296	1.8%	5 months	—%
Total	$3,310	$79,736	$83,046
(1)For loans that received multiple modifications during the year, weighted average term and principal payment extensions were calculated based on the aggregate impact of the extensions received during the period.
(2)The weighted average is calculated based on the total amortized cost of loans, at the year-end, that received interest rate reduction modifications during the year.
The table below presents the performance of HFI loans modified during the prior twelve months for borrowers experiencing financial difficulty.

	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
March 31, 2026
Commercial	$18,997	$—	$—	$2,581
Income producing - commercial real estate	153,404	7,159	—	7,423
Owner occupied - commercial real estate	12,659	—	—	—
Real estate mortgage - residential	4,515			—
Construction - C&I (owner occupied)	—	—	—	8,750
Total	$189,575	$7,159	$—	$18,754

March 31, 2025
Commercial	$46,010	$—	$—	$—
Income producing - commercial real estate	172,099	—	—	84,442
Owner occupied - commercial real estate	863	—	—	—
Construction - commercial and residential	9,942	10,605	—	—
Total	$228,914	$10,605	$—	$84,442

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	27

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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

	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay
March 31, 2026
Commercial	$2,581	$—
Income producing - commercial real estate	7,159	7,423
Construction - commercial and residential	1,520	7,230
Total	$11,260	$14,653

March 31, 2025
Income producing - commercial real estate	$—	$84,442
Construction - commercial and residential	—	10,605
Total	$—	$95,047
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
As of March 31, 2026 and December 31, 2025, the Company had $27.6 million and $28.5 million of operating lease ROU assets respectively, and $34.5 million and $35.3 million of operating lease liabilities respectively, on the Company’s Consolidated Balance Sheet. The Company elects not to recognize ROU assets and operating lease liabilities arising from short-term leases, leases with initial terms of twelve months or less or equipment leases (deemed immaterial) on the Consolidated Balance Sheet.
The leases contain options to extend or terminate the lease, which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and operating lease liabilities.
As of March 31, 2026, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	28

Table of Contents	Notes to Consolidated Financial Statements | Note 5 – Leases

The tables below present lease costs and other lease information.

	For the Three Months Ended March 31,
(dollars in thousands)	2026	2025
Lease cost:
Operating lease cost (cost resulting from lease payments)	$1,349	$1,892
Variable lease cost (cost excluded from lease payments)	123	115
Net lease cost	$1,472	$2,007
Operating lease - operating cash flows (fixed payments)	$1,190	$1,499

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Right-of-use assets - operating leases	$27,569	$28,451
Operating lease liabilities	$34,532	$35,256
Weighted average lease term - operating leases (in years)	8.97	9.12
Weighted average discount rate - operating leases	3.61%	3.60%
The table below presents the future minimum payments for operating leases with initial or remaining terms of one year or more.

(dollars in thousands)	As of March 31, 2026
Twelve months ended:
March 31, 2027	$4,932
March 31, 2028	4,922
March 31, 2029	4,785
March 31, 2030	4,272
March 31, 2031	3,865
Thereafter	18,455
Total future minimum lease payments	41,231
Amounts representing interest	(6,699)
Present value of net future minimum lease payments	$34,532
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
Fair Value Hedges of Interest Rate Risk
During 2025, the Company utilized pay-fixed, receive-floating interest rate swaps, accounted for as fair value hedges, to protect itself against adverse fluctuations in the fair value of AFS securities attributable to changes in the designated benchmark interest rate. Adjustments were made to record the hedging instrument at fair value on the balance sheet, with changes in fair value recognized in interest income. Changes in fair value of the AFS securities attributable to changes in the hedged risk were reclassified out of other comprehensive income (loss) through interest income each period to offset changes in fair value of the hedging instrument. The Company voluntarily discontinued this fair value hedging relationship in 2025. The Company is amortizing the hedging basis adjustment over a period consistent with amortization of other discounts or premiums on the asset. The cumulative amount of fair value hedging adjustments included in the amortized cost basis of the AFS securities was $290 thousand as of March 31, 2026.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	29

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

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
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate derivatives. The Company monitors counterparty risk in accordance with the provisions of ASC 815, "Derivatives and Hedging". In addition, the interest rate derivative agreements contain language outlining collateral-pledging requirements for each counterparty. As of March 31, 2026, the Company had posted $370 thousand of cash collateral with other financial institutions and held $11.6 million of cash collateral on behalf of other financial institutions.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	30

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

The table below presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)
Deposits	$(421,950)	$(389,295)	$3,050	$705
The table below identifies the balance sheet category and fair value of the Company’s derivative instruments. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement as of March 31, 2026, it could have been required to settle its obligations under the agreement at the termination value.

	As of
	March 31, 2026			December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives in an asset position:
Derivatives designated as hedging instruments:
Cash flow hedges	$—	$—	Other Assets	$300,000	$60	Other Assets
Fair value hedges	—	—	Other Assets	—	—	Other Assets
Total hedging instruments	—	—		300,000	60

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	852,066	23,553	Other Assets	808,009	24,272	Other Assets
Total derivatives in an asset position	$852,066	$23,553		$1,108,009	$24,332

Derivatives in a liability position:
Derivatives designated as hedging instruments:
Cash flow hedges	$600,000	$2,711	Other Liabilities	$—	$—	Other Liabilities
Fair value hedges	390,000	3,201	Other Liabilities	390,000	927	Other Liabilities
Total hedging instruments	990,000	5,912		390,000	927

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	852,066	22,332	Other Liabilities	808,009	23,015	Other Liabilities
Total derivatives in a liability position	$1,842,066	$28,244		$1,198,009	$23,942

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	31

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the three months ended March 31, 2026 and 2025.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
	Amount of Gain (Loss) Recognized in OCI			Location of Gain (Loss) Recognized from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Year Ended Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(dollars in thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
Three Months Ended March 31, 2026:
Derivatives in cash flow hedging relationships:
Interest rate products	$(2,585)	$(2,585)	$—	Interest income	$(345)	$(345)	$—

Three Months Ended March 31, 2025:
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	Interest expense	$—	$—	$—
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations
	Three Months Ended March 31,
	2026	2025
(dollars in thousands)	Interest Income (Expense)
Total amounts of expense line items presented in the Consolidated Statements of Operations in which the effects of fair value and cash flow hedges are recorded	$(715)	$—

The effect of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in Subtopic 815-20:
Interest rate products:
Hedged items	$(370)	$—
Derivatives designated as hedging instruments	3,201	—

Gain (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest rate products:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss)	$(345)	$—
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	—	—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss) - included component	(345)	—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss) - excluded component	—	—

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	32

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations.

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31,
		2026	2025
Derivatives Not Designated as Hedging Instruments under ASC 815-20:
Interest rate products	Other income / (expense)	$421	$(6)
Note 7 – Deposits
The table below presents the Bank’s deposit composition.

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Noninterest-bearing demand	$1,488,668	$1,433,952
Interest-bearing transaction	978,330	1,038,154
Savings and money market	3,286,125	3,624,813
Time deposits	2,838,376	3,036,687
Total	$8,591,499	$9,133,606
The tables below represent the remaining maturity of time deposits.

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
2026	$1,825,180	$2,178,745
2027	657,937	516,925
2028	147,570	139,265
2029	79,174	75,687
2030	108,913	107,991
Thereafter	19,602	18,074
Total	$2,838,376	$3,036,687
The table below represents the time deposit accounts in excess of $250 thousand.

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Three months or less	$410,568	$252,100
More than three months through six months	197,942	391,299
More than six months through twelve months	312,075	305,557
Over twelve months	438,476	521,701
Total	$1,359,061	$1,470,657
As of March 31, 2026, total brokered deposits were $2.9 billion, or 34% of total deposits, compared to $3.3 billion, or 36%, as of December 31, 2025.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	33

Table of Contents	Notes to Consolidated Financial Statements | Note 8 – Borrowings

Note 8 – Borrowings
The table below summarizes the Company’s borrowings.

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)	Maturity Dates	Interest Rates (2)
As of March 31, 2026
Short-term borrowings:
Secured borrowings:
FHLB	$—	$—	$—	$899,817	N/A	—%
FRB:
Discount window	—	—	—	1,184,055	N/A	—%
Total	—	—	—	2,083,872

Long-term borrowings:
Senior notes	77,665	(1,154)	76,511	—	September 30, 2029	10.00%
Total borrowings	$77,665	$(1,154)	$76,511	$2,083,872

As of December 31, 2025
Short-term borrowings:
Secured borrowings:
FHLB	$—	$—	$—	$1,349,351	N/A	—%
FRB:
Discount window	—	—	—	1,373,872	N/A	—%
Total	—	—	—	2,723,223

Long-term borrowings:
Senior notes	77,665	(1,237)	76,428	—	September 30, 2029	10.00%
Total borrowings	$77,665	$(1,237)	$76,428	$2,723,223
(1)Available capacity on the Company's borrowings arrangements with the FHLB and the FRB comprise pledged collateral that has not been borrowed against. FHLB capacity was reduced by $23.0 million as of March 31, 2026 and $12.4 million as of December 31, 2025 due to the issuance of letters of credit. As of March 31, 2026, the Company had total additional undrawn borrowing capacity of approximately $3.8 billion, comprising unencumbered securities available to be pledged of approximately $1.7 billion and undrawn financing on pledged assets of $2.1 billion.
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
Senior Notes
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes"). As of March 31, 2026, the carrying value of these 2029 Senior Notes was $76.5 million which reflected $1.2 million in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	34

Table of Contents	Notes to Consolidated Financial Statements | Note 9 – Net Income (Loss) per Common Share

Note 9 – Net Income (Loss) per Common Share
The table below displays the calculation of net income (loss) per common share.

	For the Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2026	2025
Basic:
Net income (loss)	$14,718	$1,675
Average common shares outstanding	30,422	30,275
Basic net income (loss) per common share	$0.48	$0.06

Diluted:
Net income (loss)	$14,718	$1,675
Average common shares outstanding	30,422	30,275
Adjustment for common share equivalents	118	129
Average common shares outstanding-diluted	30,540	30,404
Diluted net income (loss) per common share (1)	$0.48	$0.06

Anti-dilutive shares	39	136
(1)     For any periods ending with a net loss, anti-dilutive financial instruments are excluded from the calculation of GAAP diluted earnings per share.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	35

Table of Contents	Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)

Note 10 – Other Comprehensive Income (Loss)
The table below presents the components of other comprehensive income (loss).

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2026
Unrealized gain (loss) on securities available-for-sale	$(70)	$(9)	$(79)
Amortization adjustment for (gain) loss on fair value hedging relationships	7	—	7
Reclassification adjustment for net realized (gain) loss included in net income (loss)	(3)	—	(3)
Total unrealized gain (loss) on securities available-for-sale	(66)	(9)	(75)
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	1,552	(357)	1,195
Total unrealized gain (loss) on securities held-to-maturity	1,552	(357)	1,195
Unrealized gain (loss) on derivatives	(3,042)	748	(2,294)
Reclassification adjustment for (gain) loss on cash flow hedging relationships	345	(85)	260
Total unrealized gain (loss) on derivatives	(2,697)	663	(2,034)
Other comprehensive income (loss)	$(1,211)	$297	$(914)

Three Months Ended March 31, 2025
Unrealized gain (loss) on securities available-for-sale	$25,673	$(6,322)	$19,351
Reclassification adjustment for net realized (gain) loss included in net income (loss)	(4)	1	(3)
Total unrealized gain (loss) on securities available-for-sale	25,669	(6,321)	19,348
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	1,565	(361)	1,204
Unrealized gain (loss) on derivatives	(24)	6	(18)
Other comprehensive income (loss)	$27,210	$(6,676)	$20,534
The table below presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

(dollars in thousands)	Available-for-Sale Securities	Held-to-Maturity Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2026
Balance at beginning of period	$(59,486)	$(29,757)	$84	$(89,159)
Other comprehensive income (loss) before reclassifications	(79)	—	(2,294)	(2,373)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,195	—	1,195
Amounts reclassified from accumulated other comprehensive income (loss)	4	—	260	264
Net other comprehensive income (loss) during period	(75)	1,195	(2,034)	(914)
Balance at end of period	$(59,561)	$(28,562)	$(1,950)	$(90,073)

For the Three Months Ended March 31, 2025
Balance at beginning of period	$(106,852)	$(34,639)	$18	$(141,473)
Other comprehensive income (loss) before reclassifications	19,351	—	(18)	19,333
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,204	—	1,204
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	—	(3)
Net other comprehensive income (loss) during period	19,348	1,204	(18)	20,534
Balance at end of period	$(87,504)	$(33,435)	$—	$(120,939)

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	36

Table of Contents	Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)

The table below presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	For the Three Months Ended March 31,
(dollars in thousands)	2026	2025
Realized gain (loss) on sale of investment securities	$3	$4	Net gain (loss) on sale of investment securities
Gain (loss) on fair value hedging relationships - AFS securities	(7)	—	Interest income
Gain (loss) on cash flow hedging relationships - Loans	(345)	—	Interest income
Income tax benefit (expense)	85	(1)	Income tax expense
Total	$(264)	$3	Net Income (Loss)
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	37

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	As of March 31, 2026
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Investment securities available-for-sale:
U.S. agency securities	$—	$315,063	$—	$315,063
Residential mortgage-backed securities	—	539,310	—	539,310
Commercial mortgage-backed securities	—	66,116	—	66,116
Municipal bonds	—	7,872	—	7,872
Corporate bonds	—	1,953	—	1,953
Derivative assets	—	23,553	—	23,553
Total assets measured at fair value on a recurring basis	$—	$953,867	$—	$953,867
Liabilities:
Derivative liabilities	$—	$28,244	$—	$28,244
Total liabilities measured at fair value on a recurring basis	$—	$28,244	$—	$28,244

	As of December 31, 2025
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Investment securities available-for-sale:
U.S. agency securities	—	337,708	—	337,708
Residential mortgage-backed securities	—	562,504	—	562,504
Commercial mortgage-backed securities	—	66,545	—	66,545
Municipal bonds	—	8,046	—	8,046
Corporate bonds	—	1,967	—	1,967
Derivative assets	—	24,332	—	24,332
Total assets measured at fair value on a recurring basis	$—	$1,001,102	$—	$1,001,102
Liabilities:
Derivative liabilities	$—	$23,942	$—	$23,942
Total liabilities measured at fair value on a recurring basis	$—	$23,942	$—	$23,942
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	38

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

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
Loans: The fair value of individually assessed loans and HFS loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. As of March 31, 2026, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans and HFS loans where an allowance is established based on the fair value of collateral, i.e., those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the loan as nonrecurring Level 2. When management determines the fair value of the collateral based on the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned ("OREO"): OREO is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
The table below presents assets measured at fair value on a nonrecurring basis. There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Individually assessed loans:
Commercial	$—	$—	$10,420	$10,420
Income producing - commercial real estate	—	—	54,150	54,150
Owner occupied - commercial real estate	—	—	5,052	5,052
Real estate mortgage - residential	—	—	564	564
Construction - commercial and residential	—	—	20,293	20,293
Consumer	—	—	370	370
Loans held for sale	—	—	55,702	55,702
Other real estate owned	—	—	2,059	2,059
Total assets measured at fair value on a nonrecurring basis	$—	$—	$148,610	$148,610

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	39

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

	As of December 31, 2025
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Individually assessed loans:
Commercial	$—	$—	$8,580	$8,580
Income producing - commercial real estate	—	—	59,655	59,655
Owner occupied - commercial real estate	—	—	3,695	3,695
Real estate mortgage - residential	—	—	579	579
Construction - commercial and residential	—	—	14,460	14,460
Consumer	—	—	333	333
Loans held for sale	—	—	90,650	90,650
Other real estate owned	—	—	2,059	2,059
Total assets measured at fair value on a nonrecurring basis	$—	$—	$180,011	$180,011
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	40

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

The table below presents the estimated fair values of the Company’s financial instruments.

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of March 31, 2026
Assets
Cash and due from banks	$12,626	$12,626	$12,626	$—	$—
Interest-bearing deposits with other banks	566,733	566,733	—	566,733	—
Investment securities available-for-sale	930,314	930,314	—	930,314	—
Investment securities held-to-maturity	841,273	757,238	—	757,238	—
Federal Reserve and Federal Home Loan Bank stock	27,685	N/A	—	—	—
Loans held for sale	55,702	55,702	—		55,702
Loans held for investment	6,938,560	6,784,673	—	—	6,784,673
Bank owned life insurance	339,844	339,844	—	339,844	—
Annuity investment	11,796	11,796	—	11,796	—
Interest rate product	23,553	23,553	—	23,553	—
Accrued interest receivable	38,823	38,823	—	38,823	—

Liabilities
Noninterest-bearing deposits	1,488,668	1,488,668	—	1,488,668	—
Interest-bearing deposits	4,264,455	4,264,455	—	4,264,455	—
Time deposits	2,838,376	2,844,719	—	2,844,719	—
Long-term borrowings	76,511	81,167	—	81,167	—
Interest rate product	28,244	28,244	—	28,244	—
Accrued interest payable	8,726	8,726	—	8,726	—

As of December 31, 2025
Assets
Cash and due from banks	$11,692	$11,692	$11,692	$—	$—
Interest-bearing deposits with other banks	684,001	684,001	—	684,001	—
Investment securities available-for-sale	976,770	976,770	—	976,770	—
Investment securities held-to-maturity	854,780	774,947	—	774,947	—
Federal Reserve and Federal Home Loan Bank stock	28,327	N/A	—	—	—
Loans held for sale	90,650	90,650	—		90,650
Loans held for investment	7,280,459	7,093,276	—	—	7,093,276
Bank owned life insurance	335,177	335,177	—	335,177	—
Annuity investment	12,061	12,061	—	12,061	—
Interest rate product	24,332	24,332	—	24,332	—
Accrued interest receivable	41,373	41,373	—	41,373	—

Liabilities
Noninterest-bearing deposits	1,433,952	1,433,952	—	1,433,952	—
Interest-bearing deposits	4,662,967	4,662,967	—	4,662,967	—
Time deposits	3,036,687	3,050,951	—	3,050,951	—
Long-term borrowings	76,428	80,329	—	80,329	—
Interest rate product	23,942	23,942	—	23,942	—
Accrued interest payable	10,798	10,798	—	10,798	—

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	41

Table of Contents	Notes to Consolidated Financial Statements | Note 12 – Segment Reporting

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
The Company is cooperating with an ongoing investigation by the U.S. Attorney’s Office for the Middle District of Pennsylvania into, among other things, the Company’s anti-money laundering controls and the Company’s relationship with a former customer who pleaded guilty to a charge of bank fraud in 2020. The Company is engaged in advanced discussions with the U.S. Attorney’s Office regarding a potential resolution of the investigation, but there can be no assurance that these discussions will lead to a resolution. In light of the advanced discussions for this matter, the Company accrued a provision of $10 million for the fourth quarter of 2025. Refer to Note 19 – Commitments and Contingent Liabilities in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	42

Table of Contents	Management's Discussion and Analysis

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
This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").
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
For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company's 2025 Form 10-K, and in other periodic and current reports filed by the Company with the Securities and Exchange Commission (the "SEC"). These forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. The Company's past results are not necessarily indicative of future performance, and nothing contained herein is meant to or should be considered and treated as earnings guidance of future performance projections. All information is as of the date of this report. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.
General
The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System (the "Federal Reserve Board", "Federal Reserve" or "FRB").
The Company was organized in October 1997 to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community-oriented, full service banking alternative to the super regional financial institutions that dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has twelve branch offices (six in Suburban Maryland, three in Washington, D.C. and three in Northern Virginia), a principal corporate office, four lending centers and one operations center.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	43

Table of Contents	Management's Discussion and Analysis | General

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
Critical Accounting Policies and Estimates
The Company's Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in the Company's 2025 Form 10-K and "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in this report. There have been no significant changes to the Company's accounting policies as disclosed in the Company's 2025 Form 10-K.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	44

Table of Contents	Management's Discussion and Analysis | Critical Accounting Policies and Estimates

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

	For the Three Months Ended March 31,
(dollars in thousands)	2026	2025	Change
Net Interest Income	$63,694	$65,649	$(1,955)
Less: Provision for (Reversal of) Credit Losses	13,382	26,255	(12,873)
Less: Provision for (Reversal of) Credit Losses for Unfunded Commitments	(1,779)	(297)	(1,482)
Net Interest Income After Provision for (Reversal of) Credit Losses	52,091	39,691	12,400
Noninterest income	12,708	8,207	4,501
Noninterest expense	48,740	45,451	3,289
Income (Loss) Before Income Tax Expense	16,059	2,447	13,612
Income Tax Expense (Benefit)	1,341	772	569
Net Income (Loss)	$14,718	$1,675	$13,043

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	45

Table of Contents	Management's Discussion and Analysis | Results of Operations

The increase in net income for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to lower provision for credit losses during three months ended March 31, 2026. See respective subsections below for the primary drivers of change and further discussion on net interest income, provision for credit losses, noninterest income, noninterest expenses, and income tax expenses.
When the impact of the provision is excluded, pre-provision net revenue ("PPNR"), a non-GAAP measure, was relatively flat at $27.7 million for the three months ended March 31, 2026, as compared to $28.4 million for the three months ended March 31, 2025. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
The efficiency ratio, which measures the ratio of noninterest expense to total net revenue (the sum of net interest income and noninterest income), was 63.79% for the three months ended March 31, 2026 compared to 61.54% for the three months ended March 31, 2025.
Net interest margin, which measures net interest income as a percentage of earning assets, was 2.47% for the three months ended March 31, 2026, an increase compared to 2.28% for the three months ended March 31, 2025. For further information on the components and drivers of these changes, see the "Net Interest Income and Net Interest Margin" section below.
Loans, which generally have higher yields than securities and other earning assets, represented 68.0% and 68.2% of average earning assets for three months ended March 31, 2026 and 2025, respectively. Refer to the "Loan Portfolio" below for further discussion on loans.
Average investment securities for the three months ended March 31, 2026 were 17.6% of average earning assets compared to 19.4% for the three months ended March 31, 2025. Interest-bearing deposits with other banks represented 14.4% and 12.5% of average earning assets for three months ended March 31, 2026 and 2025, respectively.
The ratio of common equity to total assets increased to 11.51% as of March 31, 2026, compared to 10.78% as of December 31, 2025. For the three months ended March 31, 2026, the return on average assets ("ROAA") was 0.54%, compared to 0.06% for the three months ended March 31, 2025. Total shareholders’ equity was $1.15 billion as of March 31, 2026, compared to $1.13 billion as of December 31, 2025, an increase of 1%. The return (loss) on average common equity for three months ended March 31, 2026 was 5.20%, compared to 0.55% for the three months ended March 31, 2025.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	46

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)

	For the Three Months Ended March 31,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest-bearing deposits with other banks and other short-term investments	$1,420,918	$12,689	3.62%	$1,450,464	$15,830	4.43%
Loans held for sale(1)	85,096	1,380	6.58%	169	—	—%
Loans (1) (2)	7,112,483	108,185	6.17%	7,933,695	126,136	6.45%
Investment securities available-for-sale (2)	988,390	5,187	2.13%	1,321,954	6,857	2.10%
Investment securities held-to-maturity	849,802	4,460	2.13%	933,880	5,055	2.20%
Total interest earning assets	10,456,689	131,901	5.12%	11,640,162	153,878	5.36%

Noninterest earning assets	734,996			596,585
Less: allowance for credit losses	(161,755)			(118,557)
Total noninterest earning assets	573,241			478,028
Total Assets	$11,029,930			$12,118,190

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction	$1,462,553	$9,317	2.58%	$1,368,609	$9,908	2.94%
Savings and money market	3,437,234	25,851	3.05%	3,682,217	32,389	3.57%
Time deposits	2,934,494	30,957	4.28%	2,951,111	34,914	4.80%
Total interest-bearing deposits	7,834,281	66,125	3.42%	8,001,937	77,211	3.91%
Customer repurchase agreements and federal funds purchased	—	—	—%	36,572	260	2.88%
Derivative collateral liability	7,745	56	2.93%	—	—	—%
Other short-term borrowings	—	—	—%	682,222	8,733	5.19%
Long-term borrowings	76,483	2,026	10.74%	76,146	2,025	10.79%
Total interest-bearing liabilities	7,918,509	68,207	3.49%	8,796,877	88,229	4.07%

Noninterest-bearing liabilities:
Noninterest-bearing demand	1,817,726			1,881,296
Other liabilities	146,110			197,212
Total noninterest-bearing liabilities	1,963,836			2,078,508

Shareholders’ equity	1,147,585			1,242,805
Total Liabilities and Shareholders’ Equity	$11,029,930			$12,118,190

Net interest income		$63,694			$65,649
Net interest spread			1.63%			1.29%
Net interest margin			2.47%			2.28%
Cost of funds			2.84%			3.35%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.9 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.
Net interest income decreased in the first quarter of 2026 compared to the first quarter of 2025, primarily due to a larger decrease in interest-earning assets compared to interest-bearing liabilities. Additionally, average loan yields and interest bearing deposits with other banks and short term investments yields were lower in first quarter of 2026 compared to the first quarter of 2025, partially offset by lower rates on interest-bearing liabilities.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	47

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

Net interest margin was 2.47% for the three months ended March 31, 2026, an increase compared to 2.28% for the three months ended March 31, 2025. The cost of funds on interest-bearing liabilities decreased by 51 basis points from 3.35% for the first quarter of 2025 to 2.84% for the first quarter of 2026, while the yield on interest-earning assets had a decrease of 24 basis points from 5.36% for the first quarter of 2025 to 5.12% for the first quarter of 2026.
Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the period indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on:
Interest-bearing deposits with other banks and other short-term investments	$(322)	$(2,819)	$(3,141)
Loans held for sale	1,380	—	1,380
Loans	(13,056)	(4,895)	(17,951)
Investment securities available-for sale	(1,730)	60	(1,670)
Investment securities held-to-maturity	(455)	(140)	(595)
Total interest income	(14,183)	(7,794)	(21,977)

Interest paid on:
Interest-bearing transaction	680	(1,271)	(591)
Savings and money market	(2,155)	(4,383)	(6,538)
Time deposits	(197)	(3,760)	(3,957)
Customer repurchase agreements	(260)	—	(260)
Derivative collateral liability	56	—	56
Other short-term borrowings	(8,733)	—	(8,733)
Long-term borrowings	9	(8)	1
Total interest expense	(10,600)	(9,422)	(20,022)
Net interest income	$(3,583)	$1,628	$(1,955)
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
The table below presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Operations.

	For the Three Months Ended March 31,
(dollars in thousands)	2026	2025
Provision for (reversal of) credit losses - loans	$13,506	$26,309
Provision for (reversal of) credit losses - HTM debt securities	(124)	(54)
Total Provision for credit losses	$13,382	$26,255

Net charge offs in ACL	$(25,947)	$(11,230)

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	48

Table of Contents	Management's Discussion and Analysis | Results of Operations | Provision for Credit Losses

The change in the provision for credit losses on the loan portfolio for the three months ended March 31, 2026 was primarily attributable to a decrease in the qualitative reserve for CRE office loans ("office overlay"), partially offset by updated quantitative assumptions used to calculate our current expected credit losses.
Net charge-offs of $25.9 million during the three months ended March 31, 2026 represented 1.47% of average loans held for investment on an annualized basis, an increase from net charge-offs of $11.2 million in the three months ended March 31, 2025, which represented 0.57% of average loans held for investment on an annualized basis.
During 2025, we began executing on a revised strategy for resolving criticized and classified loans with the goal of accelerating dispositions and reducing asset quality risk. In furtherance of this strategy, we continue to obtain updated valuations on the underlying collateral for certain loans and incorporate new information about borrower performance. These updated valuations reflect the rapidly changing commercial real estate market in the D.C. metro area. To mitigate future valuation risk, certain loans were transferred to loans held-for-sale ("HFS") in the three months ended March 31, 2026, which resulted in charge-offs of $11.6 million to record those loans at their fair value at the time of transfer. We believe our actions during the current period reflect a disciplined approach to credit risk management that incorporates updated market and borrower data into our loss estimates.
The office overlay decreased in the three months ended March 31, 2026 relative to the three months ended March 31, 2025, impacted by updated assumptions associated with the PD and LGD rates as well as the migration of one sizable relationship to nonaccrual status that is now individually evaluated for a specific reserve. The office overlay for the three months ended March 31, 2026 reflects management’s assessment of continued uncertainty in the CRE office sector, as well as potential lag effects from interest-rate sensitivity, valuation declines, and refinancing risk. Management continues to monitor trends, including occupancy, capitalization rates, and market liquidity, across key metropolitan areas and may adjust qualitative reserves further as these factors evolve.
The ACL coverage ratio remains within management’s target range and reflects the current asset quality profile, though further provision expense may be required if collateral values or borrower performance deteriorate.
The provision for credit losses for the held-to-maturity securities portfolio was recorded primarily on several corporate bonds. During the three months ended March 31, 2026, there was a reversal of provision for credit losses of $124 thousand for the held-to-maturity securities portfolio, compared to a reversal of provision expense of $54 thousand for the year ended three months ended March 31, 2025.
The provision for credit losses for unfunded commitments is presented separately on the Consolidated Statements of Operations. This provision considers the probability that unfunded commitments will fund, among other factors. There was a reversal of provision of $1.8 million for the year ended three months ended March 31, 2026, compared to a reversal of provision of $297 thousand for the year ended three months ended March 31, 2025, primarily due to a reduction in unfunded loan balances during the current period.
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

	For the Three Months Ended March 31,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Service charges on deposits	$1,732	$1,743	$(11)	(1)%
Gain (loss) on sale of loans	3,550	—	3,550	—%
Net gain (loss) on sale of investment securities	3	4	(1)	(25)%
Increase in the cash surrender value of bank-owned life insurance	5,679	4,282	1,397	33%
Other income	1,744	2,178	(434)	(20)%
Total	$12,708	$8,207	$4,501	55%
The increase in total noninterest income in the first quarter of 2026 as compared to the first quarter of 2025 was primarily due to higher gains on the sale of HFS loans and increases in the cash surrender value of BOLI.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	49

Table of Contents	Management's Discussion and Analysis | Results of Operations | Noninterest Expense

Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance assessments and other expenses. The table below summarizes the comparative noninterest expense.

	For the Three Months Ended March 31,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$23,247	$21,968	$1,279	6%
Premises and equipment expenses	2,533	3,203	(670)	(21)%
Marketing and advertising	868	1,371	(503)	(37)%
Data processing	4,204	3,978	226	6%
Legal, accounting and professional fees	4,312	3,122	1,190	38%
FDIC insurance	7,009	8,962	(1,953)	(22)%
Other expenses	6,567	2,847	3,720	131%
Total	$48,740	$45,451	$3,289	7%
The increase in total noninterest expense for the first quarter of 2026 as compared to the first quarter of 2025 was primarily due to $2.9 million in valuation adjustment on the remaining HFS portfolio, which are reflected in other expenses in the table above.
The major components of other expenses include regulatory assessment fees, director compensation, real estate taxes, and insurance expenses. Additionally, when applicable, other expenses also include valuation adjustments and any disposition costs related to HFS loans.
As a percentage of average assets, total noninterest expense (annualized) was 1.79% for the first quarter of 2026 as compared to 1.52% in the first quarter of 2025.
Income Tax Expense
For the three months ended March 31, 2026, income tax expense was $1.3 million, compared to $772 thousand for the three months ended March 31, 2025. The increase in income tax expense was primarily due to an increase in the pre-tax income during the first quarter of 2026.
The effective tax rate for the three months ended March 31, 2026 was 8.35%. The effective tax rate represents the percentage of income tax expense against the pre-tax income in the three months ended March 31, 2026. The effective tax rate for the three months ended March 31, 2026 varies from the 21% statutory rate primarily due to the tax benefit from the low-income housing tax credit equity investment, tax-exempt interest income and tax-exempt income from the increase in the cash surrender value of BOLI.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	50

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis

Balance Sheet Analysis
Overview
This section discusses our condensed consolidated balance sheets and should be read together with our consolidated financial statements and the accompanying notes.

	As of
	March 31, 2026	December 31, 2025	Change
Assets
Cash and cash equivalents (1)	$579,359	$695,693	$(116,334)
Investment securities (2)	1,771,587	1,831,550	(59,963)
Loans held for sale	55,702	90,650	(34,948)
Loans held for investment, at amortized cost	6,938,560	7,280,459	(341,899)
Less: Allowance for credit losses	(147,163)	(159,604)	12,441
Loans held for investment, net of allowance	6,791,397	7,120,855	(329,458)
Deferred income taxes	132,729	132,330	399
Bank-owned life insurance	339,844	335,177	4,667
Other assets (3)	283,663	290,948	(7,285)
Total Assets	$9,954,281	$10,497,203	$(542,922)

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,488,668	$1,433,952	$54,716
Interest-bearing transaction	978,330	1,038,154	(59,824)
Savings and money market	3,286,125	3,624,813	(338,688)
Time deposits	2,838,376	3,036,687	(198,311)
Total deposits	8,591,499	9,133,606	(542,107)
Borrowings	76,511	76,428	83
Other liabilities (4)	140,994	155,886	(14,892)
Total Liabilities	8,809,004	9,365,920	(556,916)
Shareholders’ Equity	1,145,277	1,131,283	13,994
Total Liabilities and Shareholders’ Equity	$9,954,281	$10,497,203	$(542,922)
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
See respective subsections below for the primary drivers of change and further discussion on loans, allowance for credit losses, other earning assets, deposits and other borrowings.
The decrease in total assets as of March 31, 2026 from December 31, 2025 was primarily due to lower cash balances and declines in securities and loans balances from sales, maturities and paydowns.
Investment securities, net of the allowance for credit losses, were $1.77 billion as of March 31, 2026 as compared to $1.83 billion as of December 31, 2025, a 3% decrease, primarily driven by maturities and paydowns on both AFS and HTM securities. Cash flows from the securities portfolio are expected to be managed flexibly, including selective paydowns of brokered funding, while allowing for limited and opportunistic reinvestment in the securities portfolio.
Loans held for investment ("HFI") decreased by $341.9 million (from $7.3 billion as of December 31, 2025 to $6.9 billion as of March 31, 2026) while HFS loans decreased by $34.9 million. Refer to the "Loan Portfolio", "Loan Maturity" and other loans-related sections below for further discussion on loans.
Total shareholders’ equity as of March 31, 2026 was $1.15 billion as compared to $1.13 billion as of December 31, 2025, a 1% increase. The increase in shareholders’ equity was primarily due to net income of $14.7 million, offset by cash dividends of $0.3 million, and $0.9 million in other comprehensive loss. The ratio of common equity to total assets was 11.51% as of March 31, 2026 as compared to 10.78% as of December 31, 2025. Book value per share was $37.56 as of March 31, 2026, a 0.81% increase from $37.26 as of December 31, 2025.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	51

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis

In order to be considered well-capitalized, the Bank must have a common equity tier one capital ("CET1") risk based capital ratio of 6.5%, a Tier 1 risk-based ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. The Company and the Bank exceeded all these requirements and satisfy the capital conservation buffer of 2.5% of CET1 capital as of March 31, 2026. Failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.
The Company's capital ratios remain substantially in excess of regulatory minimums and buffer requirements. The total risk based capital ratio was 15.05% as of March 31, 2026, as compared to 14.33% as of December 31, 2025. The CET1 risk based capital ratio was 13.80% as of March 31, 2026, as compared to 13.07% as of December 31, 2025. The tier 1 risk based capital ratio was 13.80% as of March 31, 2026, as compared to 13.07% as of December 31, 2025. The tier 1 leverage ratio was 10.63% as of March 31, 2026, as compared to 9.72% as of December 31, 2025. Refer to "Capital Resources and Adequacy" section below for further discussion on our capital.
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
Loans held for investment were $6.9 billion as of March 31, 2026, as compared to $7.3 billion as of December 31, 2025, a decrease of $341.9 million or 4.7%. During the period ended March 31, 2026, certain loans, primarily income producing commercial real estate loans, were reclassified from HFI to HFS loans. This reclassification resulted in net charge-offs of $11.6 million in order to bring the loans to the lower of cost or fair value of $111.8 million at the time of transfer. During the first quarter of 2026, eight HFS loans were sold, resulting in a gain of $3.6 million. There were $55.7 million in loans held for sale as of March 31, 2026, compared to $90.7 million as of December 31, 2025.
The loan portfolio mix continues to evolve as the Bank has experienced a reduction in income producing commercial real estate loans and construction loans, offset by increases in commercial and owner-occupied commercial real estate loans. These shifts reflect our strategic focus on reshaping the portfolio toward relationship-driven commercial lending and asset classes aligned with our long-term risk-adjusted return objectives. We continue to see opportunities for growth in the commercial lending market and our processes for evaluating these opportunities are designed to ensure they are subject to reasonable underwriting standards, including appropriate cash flow necessary to support debt service. Following origination, we continue to monitor our borrowers' business plans and assess primary and alternative sources for loan repayment and, if necessary, obtain collateral or additional collateral to mitigate credit loss in the event of default.
The Bank has a large portion of its loan portfolio related to real estate, with 78% consisting of commercial real estate and real estate construction loans as of March 31, 2026. Non-owner occupied commercial real estate and commercial and residential construction represented 53% of the loan portfolio while the remaining 25% is represented by the "owner occupied - commercial real estate" and "construction - C&I (owner occupied)" loans.
The table below presents loans, net of amortized deferred fees and costs by major category.

	As of
	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,432,933	21%	$1,338,486	18%
Income producing - commercial real estate	3,030,004	44%	3,350,718	46%
Owner occupied - commercial real estate	1,686,210	23%	1,602,124	22%
Real estate mortgage - residential	35,743	1%	37,100	1%
Construction - commercial and residential	617,992	9%	795,400	11%
Construction - C&I (owner occupied)	87,666	1%	108,468	1%
Home equity	44,948	1%	47,448	1%
Other consumer	3,064	—%	715	—%
Total loans	6,938,560	100%	7,280,459	100%
Less: allowance for credit losses	(147,163)		(159,604)
Loans, net(1)	$6,791,397		$7,120,855
(1)Excludes accrued interest receivable of $33.3 million and $35.9 million as of March 31, 2026 and December 31, 2025, respectively, which is recorded in other assets.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	52

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

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
As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $5.3 billion and $5.7 billion, or 76.3% and 78.3% of total loans, of amortized cost outstanding as of March 31, 2026 and December 31, 2025, respectively. Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. Income producing CRE loans collateralized by office properties comprised approximately $573.5 million and $576.1 million, or 8.3% and 7.9% of total loans, as of March 31, 2026 and December 31, 2025, respectively.
Office loans within Washington, D.C., Washington's Maryland Suburbs and Northern Virginia were $543.5 million and $545.8 million, or 7.8% and 7.5% of total loans, as of March 31, 2026 and December 31, 2025, respectively.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	53

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

The chart below displays the geographic concentration of income producing - CRE office loans in our loan portfolio, as percentage of total principal balance.

Central business district of Washington, D.C.	Washington, D.C. (outside of the central business district)

Washington's Maryland Suburbs	Northern Virginia
The table below summarizes the Company's income producing - commercial real estate loans, at principal balance, by collateral location and type.

	As of March 31, 2026
		Maryland		Virginia
(dollars in thousands)	Washington, D.C.	Washington, D.C. Suburbs	Other	Northern Virginia	Other	Other	Total	Percent of Total
Collateral Type:
Hotel & motel	$134,324	$70,144	$90,508	$95,525	$—	$20,558	$411,059	14%
Industrial	842	64,141	39,361	31,965	10,373	—	146,682	5%
Mixed use	100,166	43,209	3,000	6,697	20,618	4,858	178,548	6%
Multifamily	344,287	94,113	300	140,191	135,069	48,017	761,977	25%
Office	136,659	175,631	4,498	231,955	25,588	—	574,331	19%
Retail	61,143	60,031	54,629	42,817	47,155	2,455	268,230	9%
Single / 1-4 Family & Res. Condo	56,724	2,001	1,845	5,665	6,293	3,978	76,506	2%
Other (1)	199,559	168,437	12,107	206,811	5,425	25,353	617,692	20%
Total	$1,033,704	$677,707	$206,248	$761,626	$250,521	$105,219	$3,035,025	100%
Percent of total	34%	22%	7%	25%	8%	4%	100%

Percent of Principal by Loan Size:
Less than $1 million	2%	2%	2%	3%	1%	2%
$1 million to $5 million	11%	12%	18%	8%	5%	16%
$5 million to $10 million	6%	9%	17%	6%	10%	35%
$10 million to $25 million	18%	12%	28%	36%	31%	12%
$25 million to $50 million	41%	32%	35%	37%	31%	35%
Greater than $50 million	22%	33%	—%	10%	22%	—%
Total	100%	100%	100%	100%	100%	100%
(1)Primarily includes commercial real estate loans with land, storage, and healthcare collateral.
As of March 31, 2026 and December 31, 2025, $94.8 million and $107.9 million, respectively, of principal of CRE loans collateralized by office properties were criticized or classified.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	54

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

The table below displays income producing - commercial real estate loans, at principal, that are criticized or classified by collateral type.

	As of
	March 31, 2026			December 31, 2025
(dollars in thousands)	Special Mention	Substandard	Total	Special Mention	Substandard	Total
Hotel & motel	$—	$46,373	$46,373	$6,275	$—	$6,275
Industrial	—	—	—	2,697	—	2,697
Mixed use	—	15,101	15,101	50,299	69,797	120,096
Multifamily	43,043	132,015	175,058	43,201	132,419	175,620
Office	10,844	83,980	94,824	23,705	84,185	107,890
Retail	—	12,973	12,973	—	12,424	12,424
Single / 1-4 Family & Res. Condo	—	4,537	4,537	—	5,747	5,747
Other	59,826	48,453	108,279	59,838	69,119	128,957
Total	$113,713	$343,432	$457,145	$186,015	$373,691	$559,706
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

	As of March 31, 2026
(dollars in thousands)	Total	One Year or Less	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,432,933	$400,722	$861,351	$150,231	$20,629
Income producing - commercial real estate (1)	3,030,004	1,682,375	1,175,354	172,275	—
Owner occupied - commercial real estate	1,686,210	103,360	814,306	468,360	300,184
Real estate mortgage - residential	35,743	10,260	17,554	746	7,183
Construction - commercial and residential	617,992	535,519	82,473	—	—
Construction - C&I (owner occupied)	87,666	2,816	19,924	9,086	55,840
Home equity	44,948	1,475	89	2,324	41,060
Other consumer	3,064	808	135	15	2,106
Total loans	$6,938,560	$2,737,335	$2,971,186	$803,037	$427,002

Loans with:
Predetermined fixed interest rate	$2,182,501	$678,870	$1,140,086	$291,039	$72,506
Floating or adjustable interest rate	4,756,059	2,058,465	1,831,100	511,998	354,496
Total loans	$6,938,560	$2,737,335	$2,971,186	$803,037	$427,002
(1)Income producing CRE office loans with total principal of $574.3 million and multifamily loans with total principal of $762.0 million as of March 31, 2026 are included within income producing - commercial real estate. The charts below represent their maturities schedules.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	55

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Maturity

Allowance for Credit Losses
The ACL is an estimate based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank. A full discussion of the accounting for ACL is contained in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements and activity in the ACL is contained in "Note 4 – Loans and Allowance for Credit Losses" to the Consolidated Financial Statements. Also, refer to "Critical Accounting Policies and Estimates" above for further discussion of the methodology which management employs to maintain an adequate ACL, as well as "Provision for Credit Losses" above for a discussion of the Company's calculation of the provision for credit losses during the three months ended March 31, 2026 and 2025.
The ACL for loans as of March 31, 2026 was $147.2 million, which reflected a decrease of $12.4 million from $159.6 million as of December 31, 2025. The ACL represented 2.12% of total loans as of March 31, 2026 as compared to 2.19% as of December 31, 2025.
Management believes the ACL as of March 31, 2026 remains adequate to absorb estimated losses inherent in the portfolio following the loss recognition on high-risk loans concentrated in the commercial real estate office segment. The losses recognized in the first quarter of 2026 were primarily due to transfer of certain loans to HFS and the incorporation of new information about borrower performance. As of March 31, 2026, the allowance represented 114% of nonperforming loans as compared to 149% as of December 31, 2025. The decrease in the ACL for loans at March 31, 2026 compared to December 31, 2025, was primarily due to a decrease in the office overlay and charge-offs of previously reserved amounts, partially offset by updated assumptions in the CECL model calculation.
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
As of March 31, 2026 and December 31, 2025, the Company had $128.8 million and $106.9 million, respectively, of loans classified as nonperforming. Please refer to the "Nonperforming Assets" section for a discussion of problem and potential problem assets. Refer to "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company’s policy regarding individual evaluation of loans to record a provision for expected credit losses.
As of March 31, 2026 and December 31, 2025, loans rated special mention had an amortized cost of $290.8 million and $268.9 million, respectively, and loans rated substandard had an amortized cost of $447.6 million and $514.5 million, respectively. The decrease in substandard loans was primarily attributable to transfer of certain loans to HFS, as previously discussed.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	56

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses

As of March 31, 2026, 99% and 69% of special mention and substandard loans, respectively, were current, with the remainder either 30 or more days past due or nonperforming. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny. Additionally, the Company's credit loss allowance methodology incorporates increased reserve factors for office loans considered potential problem loans as compared to the general portfolio.
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
The table below presents activity in the allowance for credit losses.

	For the Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance at beginning of period	$159,604	$114,390
Charge-offs:
Commercial	(11,533)	(270)
Income producing - commercial real estate	(11,557)	(6,170)
Owner occupied - commercial real estate	(2,926)	(4,862)
Real estate mortgage - residential	(80)	—
Other consumer	—	(4)
Total charge-offs	(26,096)	(11,306)

Recoveries:
Commercial	87	53
Income producing - commercial real estate	38	—
Owner occupied - commercial real estate	24	23
Total recoveries	149	76
Net charge-offs	(25,947)	(11,230)
Provision for credit losses - loans	13,506	26,309
Balance at end of period	$147,163	$129,469

Annualized ratio of net charge-offs to average loans outstanding during the period	1.47%	0.57%
The allocation of the allowance as of March 31, 2026 includes the allowance for credit losses of $38.4 million against individually assessed loans of $128.8 million, as compared to allowance for credit losses of $19.6 million against individually assessed loans of $106.9 million as of December 31, 2025. In addition, the Company's performing office coverage ratio, which calculates the ACL attributable to loans collateralized by performing office properties as a percentage of total loans, was 7.39% and 12.89% as of March 31, 2026 and December 31, 2025, respectively. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance to absorb losses in any category. The Company has updated its allocation methodology to better reflect the ACL attributable to loan categories and collateral types. Conforming changes have been made to prior period amounts. These reclassifications had no effect on net income (loss) or shareholders' equity.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	57

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses

The table below displays the allocation of the ACL by loan category and the percentage of allowance in each category.

	As of
	March 31, 2026			December 31, 2025
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$26,291	18%	21%	$26,607	17%	18%
Income producing - commercial real estate	88,169	60%	44%	98,707	62%	46%
Owner occupied - commercial real estate	17,997	12%	23%	20,719	13%	22%
Real estate mortgage - residential	315	—%	1%	339	—%	1%
Construction - commercial and residential	12,603	9%	9%	11,171	7%	11%
Construction - C&I (owner occupied)	1,124	1%	1%	1,515	1%	1%
Home equity	631	—%	1%	519	—%	1%
Other consumer	33	—%	—%	27	—%	—%
Total	$147,163	100%	100%	$159,604	100%	100%
The table below displays the allocation of the ACL specific to income producing - commercial real estate loans by collateral type.

	As of
	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Hotel & motel	$5,858	7%	$3,934	4%
Industrial	1,840	2%	1,359	1%
Mixed use	2,223	3%	2,627	3%
Multifamily	7,457	8%	7,468	8%
Office	57,702	65%	71,364	72%
Retail	4,398	5%	2,791	3%
Single / 1-4 Family & Res. Condo	807	1%	885	1%
Other	7,884	9%	8,279	8%
Total ACL - Income producing - commercial real estate loans	$88,169	100%	$98,707	100%
Nonperforming Assets
The Company’s nonperforming assets are comprised of the amortized cost of nonaccrual HFI loans, which includes the nonperforming portion of loan modifications, and the carrying value of other real estate owned ("OREO"). Nonperforming assets totaled $130.8 million as of March 31, 2026, representing 1.31% of total assets, as compared to $109.0 million as of December 31, 2025, representing 1.04% of total assets. The increase was primarily due to the migration of one previously substandard-rated CRE office relationship to nonaccrual status during the quarter, along with other credit facilities in the C&I and construction - commercial & residential categories, partly offset by charge offs of nonaccrual loans as well as by loans transferred to HFS. As of March 31, 2026, nonaccrual HFS loans totaling $55.2 million were excluded from nonperforming assets since they are carried at the lower of cost or fair value and are not reflected in credit metrics.
Total nonperforming loans had an amortized cost of $128.8 million as of March 31, 2026, representing 1.86% of total loans, compared to $106.9 million as of December 31, 2025, representing 1.47% of total loans. The Company had no accruing loans that were 90 days or more past due as of March 31, 2026 and December 31, 2025. Management prioritizes remaining attentive to early signs of deterioration in borrowers’ financial conditions and to taking action designed to mitigate risk. The Company places loans on nonaccrual status if it deems collection to be doubtful.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	58

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Nonperforming Assets

Under the CECL standard, loans that no longer share similar risk characteristics with their assigned segment—due to credit deterioration, increased collateral dependency, or other factors—are evaluated on an individual basis. The Company individually assesses all nonaccrual loans and may also individually evaluate other loans or groups of loans when it is probable that not all contractual amounts will be collected. Expected credit losses on individually assessed loans are measured using either the fair value of collateral or discounted cash flow methods. For collateral-dependent loans, including those for which foreclosure is probable or repayment is expected substantially through the sale or operation of the collateral, the ACL is based on the difference between the asset’s amortized cost basis and the net realizable value of the collateral, adjusted for estimated selling costs, commissions, senior liens, and other factors; the ACL may be zero when collateral value exceeds amortized cost. For loans that are not collateral dependent but have experienced structural concessions and are expected to continue making payments, expected credit losses are measured using discounted cash flows over the expected life of the loan at the original contractual interest rate, with adjustments for default risk. Based on management’s analysis of portfolio risk, the Company believes its ACL, which totaled 2.12% of total loans as of March 31, 2026, is adequate to absorb expected credit losses at that date.
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
During the three months ended March 31, 2026, the Bank modified 9 loans with a total amortized cost of $82.2 million as of March 31, 2026 (1.2% of the loan portfolio). These loans received extended loan terms of between approximately 3 to 24 months.
As of March 31, 2026, the payment status of 28 loans that were modified in the preceding twelve months, included 21 loans with a total amortized cost basis $189.6 million which were performing under their modified terms, 2 loan with a total amortized cost basis of $7.2 million which was 30-89 days past due and 5 loans with a total amortized cost basis of $18.8 million which were on nonaccrual status.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	59

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Nonperforming Assets

period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing.
Included in nonperforming assets as of March 31, 2026 was OREO of $2.1 million, consisting of three foreclosed properties, which was unchanged compared to OREO of $2.1 million, consisting of three foreclosed properties as of December 31, 2025. OREO properties are carried at the lower of cost or at fair value less estimated costs to sell.
It is the Company's policy to generally obtain third party appraisals prior to foreclosure and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company obtains updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, a scenario in which the Company is considering legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were zero OREO sales in the first quarter of 2026 and two in the first quarter of 2025, generating proceeds of zero and $772 thousand, respectively.
The table below presents the amounts of nonperforming assets, including loans at amortized cost and OREO at the lower of cost or fair value less estimated costs to sell.

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual Loans:
Commercial	$18,054	$18,099
Income producing - commercial real estate	76,661	62,537
Owner occupied - commercial real estate	5,050	7,937
Real estate mortgage - residential	464	579
Construction - commercial and residential	28,016	17,394
Home equity	516	351
Total nonperforming loans(1)	128,761	106,897
Other real estate owned	2,059	2,059
Total nonperforming assets	$130,820	$108,956

Coverage ratio: allowance for credit losses to total nonperforming loans	114%	149%
Ratio of nonperforming loans to total loans	1.86%	1.47%
Ratio of nonperforming assets to total assets	1.31%	1.04%
(1)     Excludes nonaccrual HFS loans totaling $55.2 million and $90.7 million as of March 31, 2026 and December 31, 2025, respectively.
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
As of March 31, 2026, the cash surrender value of BOLI totaled $339.8 million, compared to $335.2 million as of December 31, 2025. The increase reflects net earnings on the BOLI policies during 2026.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	60

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Deposits and Other Borrowings

The table below presents the Bank’s deposit composition by balance and percentage.

	As of
	March 31, 2026		December 31, 2025
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing demand	$1,488,668	17%	$1,433,952	16%
Interest-bearing transaction	978,330	12%	1,038,154	11%
Savings and money market	3,286,125	38%	3,624,813	40%
Time deposits	2,838,376	33%	3,036,687	33%
Total	$8,591,499	100%	$9,133,606	100%
For the three months ended March 31, 2026, deposits decreased primarily due to a shift in funding mix and change in deposit composition which resulted in lower balances in savings and money market accounts and brokered time deposits.
No single depositor represented more than 10% of total deposits as of March 31, 2026. The ten largest depositors not associated with brokered pass-through relationships represented approximately 17% of total deposits as of March 31, 2026. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end balances compared to average deposit balances.
The Bank offers brokered time deposits generally in denominations of less than $250 thousand from brokerage networks. The Bank participates in CDARS and the ICS programs within IntraFi Network, LLC ("IntraFi"), which provide for reciprocal ("two-way") transactions among banks to maximize FDIC insurance. ICS also allows for the sale of deposits into the IntraFi Network ("One-Way Sale") which provides FDIC insurance for the depositor without reciprocal deposits returned to the Bank. Deposits sold through the IntraFi One-Way Sale process are not included in the Bank’s deposit totals. The sale of ICS deposits allows the Bank to moderate the fluctuation of deposit balances. As of March 31, 2026, the Bank sold de minimis deposits through the IntraFi One-Way Sale network. The total of reciprocal deposits as of March 31, 2026 was $1.6 billion (18% of total deposits) as compared to $1.7 billion (19% of total deposits) as of December 31, 2025. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to receive one way CDARS deposits and participates in IntraFi’s Insured Network Deposit Program ("IND"). The Bank had $269.9 million and $385.7 million of IND brokered deposits as of March 31, 2026 and December 31, 2025, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks changes due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty with obtaining them in the future. In that event, we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.
We have used brokered deposits and intend to continue to use brokered deposits as one of our funding sources. As of March 31, 2026, total brokered deposits were $2.9 billion, or 34% of total deposits, compared to $3.3 billion, or 36% as of December 31, 2025. These brokered deposits were comprised of savings, money market and other interest-bearing transaction accounts of $2.1 billion and $2.4 billion, and time deposits of $0.6 billion and $0.8 billion as of March 31, 2026 and December 31, 2025, respectively. The Company uses the Call Report definitions for regulatory reporting by the Bank to classify its deposits as brokered deposits. As of March 31, 2026 and December 31, 2025, total deposits included estimated totals of $2.2 billion and $2.3 billion of uninsured deposits, which represented 26% and 25% of total deposits, respectively.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) as of March 31, 2026 and December 31, 2025.
The Company had no outstanding balances in FHLB advances as of March 31, 2026 and December 31, 2025. Outstanding FHLB advances are secured by collateral consisting of specifically pledged marketable investment securities, a blanket lien on qualifying loans in the Bank’s commercial mortgage, residential mortgage and home equity loan portfolios.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	61

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Deposits and Other Borrowings

On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes"). As of March 31, 2026 and 2025, the carrying value of these 2029 Senior Notes were $76.5 million and $76.4 million, respectively, which reflected $1.15 million and $1.24 million, respectively, in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.
Commitments and Contractual Obligations
The table below displays the loan commitments outstanding and lines and letters of credit.

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Unfunded loan commitments	$1,460,405	$1,482,325
Unfunded lines of credit	80,007	79,232
Letters of credit	61,867	61,319
Total	$1,602,279	$1,622,876
Various commitments to extend credit are made in the normal course of banking business. Letters of credit are also issued for the benefit of customers. These commitments are subject to loan underwriting standards and geographic boundaries consistent with the Company’s loans outstanding.
Unfunded loan commitments are agreements whereby the Bank has made a commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract and the borrower has accepted the commitment in writing. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. As of March 31, 2026, there were no material unfunded loan commitments to borrowers whose existing loans were considered criticized and classified loans. Collateral obtained varies and may include certificates of deposit, accounts receivable, inventory, property and equipment, residential and CRE. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.
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
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. As of March 31, 2026, primary sources of liquidity were $2.3 billion, comprising interest-bearing deposits with other banks and other short-term investments and unencumbered securities. Secondary sources of liquidity as of March 31, 2026 were $2.1 billion, which included the FHLB and FRB unused availability. Approximately $400 million of additional HTM securities were unencumbered during the first quarter. As of March 31, 2026, under the Company's liquidity formula, it had $4.34 billion of primary and secondary liquidity sources. Management believes the amount is adequate to meet current and projected funding needs.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	62

Table of Contents	Management's Discussion and Analysis | Liquidity Management

The table below summarizes the Company's primary and secondary sources of liquidity available.

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Primary sources of liquidity available:
Cash and cash equivalents(1)	$579,359	$695,693
Unencumbered securities	1,673,598	1,289,474
Total primary sources of liquidity available	2,252,957	1,985,167

Secondary sources of liquidity available:
FHLB secured borrowings(2)	899,817	1,349,351
FRB secured borrowings	1,184,055	1,373,872
Total secondary sources of liquidity available	2,083,872	2,723,223

Total liquidity available	$4,336,829	$4,708,390
(1)Consists of cash and due from banks, interest-bearing deposits with banks, and other short-term investments.
(2)Reduced by $23.0 million as of March 31, 2026 and $12.4 million as of December 31, 2025, respectively, due to the issuance of letters of credit.
As of March 31, 2026, the Bank was eligible to draw advances from the FHLB up to $0.9 billion based on assets pledged as collateral to the FHLB, against which the Bank borrowed none as of March 31, 2026.
The Bank may enter into repurchase agreements with broker-dealers provided adequate collateral exists. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which can be used to borrow up to $1.2 billion, is collateralized with specific loan assets pledged to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only. There can be no assurance, however, that these alternative sources of liquidity will continue to be available or will be sufficient to meet our ongoing liquidity needs.
The Bank's aggregate borrowing capacity as of March 31, 2026 was $3.8 billion, which consists of $0.9 billion borrowing capacity from FHLB, $1.2 billion borrowing capacity from the Federal Reserve's Discount Window as discussed above, and $1.7 billion of unencumbered securities available to pledge to the FHLB or Discount Window.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	63

Table of Contents	Management's Discussion and Analysis | Capital Resources and Adequacy

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
Construction, land and land development loans represented 75.7% of total capital as of March 31, 2026, which no longer exceeded the regulatory concentration threshold, compared to 92.1% as of December 31, 2025. As of March 31, 2026 the Company no longer exceeded the total commercial real estate loans threshold as it represented 295.1% of total capital compared to 336.6% as of December 31, 2025. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio.
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
As of March 31, 2026, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital and the qualifying portion of the ACL. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET1 ratio is the Tier 1 capital ratio but excluding preferred stock.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	64

Table of Contents	Management's Discussion and Analysis | Capital Resources and Adequacy

The FRB and the FDIC have adopted the Basel III Rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain a CET1 ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. As of March 31, 2026, the Company and the Bank exceeded all these thresholds.
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
The table below presents the actual capital amounts and ratios for the Company and Bank.

	Company		Bank		Minimum Required For Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Regulations (2)
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
	As of March 31, 2026
CET1 capital (to risk weighted assets)	$1,179,308	13.80%	$1,200,755	14.13%	7.00%	6.50%
Total capital (to risk weighted assets)	1,286,702	15.05%	1,307,512	15.39%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,179,308	13.80%	1,200,755	14.13%	8.50%	8.00%
Tier 1 capital (to average assets)	1,179,308	10.63%	1,200,755	10.87%	4.00%	5.00%

	As of December 31, 2025
CET1 capital (to risk weighted assets)	$1,170,352	13.07%	$1,190,094	13.37%	7.00%	6.50%
Total capital (to risk weighted assets)	1,282,913	14.33%	1,302,018	14.63%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,170,352	13.07%	1,190,094	13.37%	8.50%	8.00%
Tier 1 capital (to average assets)	1,170,352	9.72%	1,190,094	9.92%	4.00%	5.00%
(1)The risk-based ratios reflect the minimum requirement plus the capital conservation buffer of 2.50%.
(2)Applies to the Bank only.
Federal bank and holding company regulations, as well as Maryland law, impose certain restrictions on capital distributions, including dividend payments and share repurchases by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. The Company announced a regular quarterly cash dividend on April 22, 2026 of $0.01 per share to shareholders of record on May 4, 2026, paid on May 15, 2026. The quarterly cash dividend amount was reduced to $0.01 in the fourth quarter of 2025 to preserve capital as the Company addresses asset quality matters.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	65

Table of Contents	Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

The loan portfolio decreased 4.7% during the first quarter of 2026. The re-pricing duration on the loan portfolio was 9 months as of March 31, 2026 and 9 months as of December 31, 2025, with fixed-rate loans amounting to 31.4% and 33.4% of total loans as of March 31, 2026 and December 31, 2025, respectively. Variable and adjustable rate loans comprised 68.6% and 66.6% of total loans as of March 31, 2026 and December 31, 2025, respectively. Variable rate loans are generally indexed to the Secured Overnight Funding Rate ("SOFR") or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The table below presents the percentage mix of securities in the investment portfolio.

	As of
	March 31, 2026	December 31, 2025
Mortgage-backed securities	69%	69%
U.S. agency securities	18%	18%
Municipal bonds	6%	6%
Corporate bonds	7%	7%
U.S. treasury bonds	—%	—%
Total	100%	100%
Duration of the investment portfolio (in years)	3.7	3.8
In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of MBS. Further, the Company has been principally collecting cash flows from the investment portfolio to reduce brokered deposits. As of March 31, 2026, the amortized cost less allowance of the investment portfolio decreased by $59.9 million, or 3.1%, as compared to the balance as of December 31, 2025.
The duration of the deposit portfolio decreased to 13 months as of March 31, 2026 from 22 months as of December 31, 2025. This decrease was attributable to a shift in deposit mix and modeling assumption updates. The Company experienced a total deposit decrease of $542.1 million for the quarter ended March 31, 2026 as compared to a total loan decrease of $341.9 million for the same period. Refer to the "Deposits and Other Borrowings" section above for further discussion of deposits and borrowings.
The net unrealized loss before income tax on the AFS securities portfolio was $78.5 million and $78.4 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the net unrealized loss position represented 7.8% of the investment portfolio's book value.
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
The Company employs a net interest income simulation model on a monthly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities including prepayments, loan prepayments, interest rates, and deposit decay rates. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up and down 100, 200, 300 and 400 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income over the next twelve and twenty-four month periods and the economic value of equity. Further discussion of the limitations of this analysis are listed below and included in Risk Factors in the Company's 2025 10-K, and in other periodic and current reports filed by the Company with the SEC.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	66

Table of Contents	Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

For the analysis presented below, as of March 31, 2026, the change in interest rates on interest-bearing deposits was less than the change in market interest rates with a floor of 0 basis points. The Bank also has deposits with contractual rate terms that mean these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall change in rates on deposits versus change in market rates can be less than 100%.
Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the interest rate risk model. If this were to occur, the effects of a rising or declining interest rate environment may not be in accordance with management’s expectations.
As quantified in the table below, the Company’s analysis as of March 31, 2026 shows the effect on net interest income over the next 12 months, as well as the effect on the economic value of equity when interest rates are shocked up and down 100, 200, 300 and 400 basis points. As of March 31, 2026, the repricing duration of (a) the investment portfolio was 3.7 years, (b) the loan portfolio 0.8 years, (c) the interest-bearing deposit portfolio was 0.8 years, and (d) the borrowed funds portfolio was 2.9 years.
The table below displays the result of the simulation analysis on the asset and liability balances.

	As of March 31, 2026
	Net Interest Income		Economic Value of Equity
Change in interest rates (basis points)	Percentage change in 12-month	Policy limits	Percentage change in 12-month	Policy limits
+400	13.4%	(25)%	(9.2)%	(32)%
+300	9.8%	(20)%	(8.2)%	(25)%
+200	6.4%	(15)%	(6.1)%	(20)%
+100	3.2%	(8)%	(2.7)%	(10)%
—	—%	—%	—%	—%
(100)	(2.8)%	(8)%	1.8%	(10)%
(200)	(5.9)%	(15)%	5.1%	(20)%
(300)	(8.8)%	(20)%	7.4%	(25)%
(400)	(11.8)%	(25)%	6.3%	(32)%
The decrease in 12-month net interest income of 2.8% given a 100 basis point decrease in market interest rates as of March 31, 2026 compared to a decrease of 0.7% for the same period in 2025. In contrast to 2025, primarily due to modeling enhancements and balance sheet composition changes, our analysis shows that we will experience a decrease in our economic value of equity and an increase in net interest income with an increase in interest rates. The changes in net interest income and the economic value of equity in higher, and lower, interest rate shock scenarios as of March 31, 2026 are not believed to be excessive and are within policy limits.
As part of the Company’s ongoing enhancement of the simulation analysis, the Company has been making updates to its model to incorporate, among other things, improvements to certain assumptions, as well as assumptions related to deposits. The difference in the results of the simulation analysis between the first quarter of 2026 and the fourth quarter of 2025 is attributable to these model updates.
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

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	67

Table of Contents	Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

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
Under U.S. GAAP, the Company applies the hedge accounting framework under ASC 815, as amended by ASU 2017‑12, which expands the range of permissible hedging strategies and enhances the alignment between accounting outcomes and risk management activities. The Company designates qualifying hedges where appropriate and evaluates hedge effectiveness in accordance with ASC 815’s criteria. Refer to "Note 6 – Derivatives and Hedging Activities" to the Consolidated Financial Statements for further discussion on the Company's derivative instruments and hedging activities.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	68

Table of Contents	Management's Discussion and Analysis | Use of Non-GAAP Financial Measures

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
The table below reconciles the GAAP financial measures to the associated non-GAAP financial measures.

	For the Three Months Ended March 31,
(dollars in thousands except per share data)	2026	2025
Pre-provision net revenue:
Net interest income	$63,694	$65,649
Noninterest income	12,708	8,207
Total net revenue	76,402	73,856
Less: Noninterest expense	(48,740)	(45,451)
Pre-provision net revenue	$27,662	$28,405
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk".
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2026 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	69

Table of Contents	Other Information

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to "Note 13 – Legal Contingencies" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on 2025 Form 10-K which could adversely affect our business, financial performance and results of operations. There have been no material changes to our risk factors from those risks included in our Annual Report on 2025 Form 10-K.
ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	70

Table of Contents

ITEM 6. EXHIBITS

10.1	Form of Continuity Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 16, 2026)
10.2
Form of Executive Officer Time Vested Restricted Stock Unit Continuity Award Agreement under the Eagle Bancorp, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 16, 2026)

10.3	Form of Executive Officer Performance Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 25, 2026)
10.4	Form of Executive Officer Restricted Stock Unit Award Agreement (Time Vested) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 25, 2026)
10.5	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed on May 15, 2025)
10.6	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 filed on May 15, 2025)
10.7	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2025)
10.8	Form of Performance-Vesting Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-8 filed on May 15, 2025)
10.9	Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-8 filed on May 15, 2025)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025
(ii) Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025
(iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025
(iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2026 and 2025
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025
(vi) Notes to Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	71

Table of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.

May 7, 2026	by:	/s/ Susan G. Riel
Susan G. Riel, President and CEO

May 7, 2026	by:	/s/ Eric R. Newell
Eric R. Newell, Senior Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Accounting Officer)

Eagle Bancorp, Inc First Quarter 2026 Form 10-Q	72