Form 10-Q
period 2026-06-30
EAGLE BANCORP INC
filed 2026-08-06
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2026, the registrant had 30,483,973 shares of common stock outstanding.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	2

Table of Contents	Financial Statements and Supplementary Data

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EAGLE BANCORP, INC.
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	As of
	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Cash and due from banks	$13,394	$11,692
Interest-bearing deposits with banks and other short-term investments	612,349	684,001
Investment securities available-for-sale (amortized cost of $984,607 and $1,055,146, respectively, and allowance for credit losses of $0 and $0, respectively)	904,183	976,770
Investment securities held-to-maturity, net of allowance for credit losses of $454 and $1,030, respectively (fair value of $730,994 and $774,947, respectively)	814,878	854,780
Federal Reserve and Federal Home Loan Bank stock	32,500	28,327
Loans held for sale, at lower of cost or fair value	49,663	90,650
Loans held for investment, at amortized cost	6,622,435	7,280,459
Less: Allowance for credit losses	(121,141)	(159,604)
Loans held for investment, net of allowance	6,501,294	7,120,855
Premises and equipment, net	13,239	12,800
Right-of-use assets - operating leases	27,964	28,451
Deferred income taxes	134,077	132,330
Bank-owned life insurance	345,469	335,177
Other real estate owned	1,966	2,059
Other assets	207,938	219,311
Total Assets	$9,658,914	$10,497,203

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,567,336	$1,433,952
Interest-bearing transaction	973,651	1,038,154
Savings and money market	3,061,987	3,624,813
Time deposits	2,582,123	3,036,687
Total deposits	8,185,097	9,133,606
Other short-term borrowings	100,000	—
Long-term borrowings	76,593	76,428
Operating lease liabilities	35,081	35,256
Reserve for unfunded commitments	3,319	5,090
Other liabilities	108,318	115,540
Total Liabilities	8,508,408	9,365,920

Shareholders’ Equity
Common stock, par value 0.01 per share; shares authorized 100,000,000, shares issued and outstanding 30,490,409 and 30,359,632, respectively	302	300
Additional paid-in capital	385,082	382,499
Retained earnings	858,601	837,643
Accumulated other comprehensive income (loss)	(93,479)	(89,159)
Total Shareholders’ Equity	1,150,506	1,131,283
Total Liabilities and Shareholders’ Equity	$9,658,914	$10,497,203
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	3

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest Income
Interest and fees on loans	$106,358	$125,247	$215,924	$251,410
Interest and dividends on investment securities	9,243	11,436	18,889	23,348
Interest on balances with other banks and short-term investments	10,978	14,760	23,667	30,563
Total interest income	126,579	151,443	258,480	305,321
Interest Expense
Interest on deposits	61,623	78,912	127,804	156,123
Interest on customer repurchase agreements	—	250	—	510
Interest on other short-term borrowings	582	2,489	584	11,222
Interest on long-term borrowings	2,024	2,016	4,048	4,041
Total interest expense	64,229	83,667	132,436	171,896
Net Interest Income	62,350	67,776	126,044	133,425
Provision for Credit Losses	21,448	138,159	34,830	164,414
Provision for (Reversal of) Credit Losses for Unfunded Commitments	8	1,759	(1,771)	1,462
Net Interest Income (Loss) After Provision for (Reversal of) Credit Losses	40,894	(72,142)	92,985	(32,451)

Noninterest Income
Service charges on deposits	1,733	1,771	3,465	3,514
Gain (loss) on sale of loans	2,291	—	5,841	—
Net gain (loss) on sale of investment securities	266	(1,854)	269	(1,850)
Increase in the cash surrender value of bank-owned life insurance	5,672	5,161	11,351	9,443
Other income	797	1,336	2,541	3,514
Total noninterest income	10,759	6,414	23,467	14,621
Noninterest Expense
Salaries and employee benefits	23,366	21,940	46,613	43,908
Premises and equipment expenses	2,445	3,019	4,978	6,222
Marketing and advertising	1,161	1,144	2,029	2,515
Data processing	4,257	4,293	8,461	8,271
Legal, accounting and professional fees	4,783	1,550	9,095	4,672
FDIC insurance	4,862	8,077	11,871	17,039
Other expenses	3,154	3,447	9,721	6,294
Total noninterest expense	44,028	43,470	92,768	88,921
Income (Loss) Before Income Tax Expense	7,625	(109,198)	23,684	(106,751)
Income Tax Expense (Benefit)	707	(39,423)	2,048	(38,651)
Net Income (Loss)	$6,918	$(69,775)	$21,636	$(68,100)
Earnings (Loss) Per Common Share
Basic	$0.23	$(2.30)	$0.71	$(2.25)
Diluted	$0.23	$(2.30)	$0.71	$(2.25)

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	4

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Income (Loss)	$6,918	$(69,775)	$21,636	$(68,100)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	(1,264)	10,241	(1,343)	29,594
Reclassification adjustment for net (gain) loss included in net income (loss)	(193)	1,185	(189)	1,180
Total unrealized gain (loss) on investment securities available-for-sale	(1,457)	11,426	(1,532)	30,774
Amortization of unrealized loss on securities transferred to held-to-maturity	1,341	1,255	2,536	2,459
Unrealized gain (loss) on derivatives	(3,608)	(107)	(5,902)	(125)
Reclassification adjustment for (gain) loss on cash flow hedging relationships	318	—	578	—
Total unrealized gain (loss) on derivatives	(3,290)	(107)	(5,324)	(125)
Other comprehensive income (loss)	(3,406)	12,574	(4,320)	33,108
Comprehensive Income (Loss)	$3,512	$(57,201)	$17,316	$(34,992)

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	5

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended June 30, 2026 and 2025
(dollars in thousands, except share data)

	Common		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance as of April 1, 2026	30,494,659	$302	$383,050	$851,998	$(90,073)	$1,145,277

Net Income (Loss)	—	—	—	6,918	—	6,918
Other comprehensive income (loss), net of tax	—	—	—	—	(3,406)	(3,406)
Stock-based compensation expense	—	—	1,953		—	1,953
Issuance of common stock under share-based compensation arrangements	(10,172)	—	(44)	(7)	—	(51)
Issuance of common stock related to employee stock purchase plan	5,922	—	123		—	123
Cash dividends declared ($0.01 per share)	—	—	—	(308)	—	(308)
Balance as of June 30, 2026	30,490,409	$302	$385,082	$858,601	$(93,479)	$1,150,506

Balance as of April 1, 2025	30,368,843	$300	$386,535	$978,995	$(120,939)	$1,244,891

Net Income (Loss)	—	—	—	(69,775)	—	(69,775)
Other comprehensive income, net of tax	—	—	—	—	12,574	12,574
Stock-based compensation expense	—	—	2,273	—	—	2,273
Issuance of common stock under share-based compensation arrangements	(9,518)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	5,658	—	119	—	—	119
Cash dividends declared ($0.165 per share)	—	—	—	(5,015)	—	(5,015)
Balance as of June 30, 2025	30,364,983	$300	$388,927	$904,205	$(108,365)	$1,185,067
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	6

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Six Months Ended June 30, 2026 and 2025
(dollars in thousands, except share data)

	Common		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance as of January 1, 2026	30,359,632	$300	$382,499	$837,643	$(89,159)	$1,131,283

Net Income (Loss)	—	—	—	21,636	—	21,636
Other comprehensive income (loss), net of tax	—	—	—	—	(4,320)	(4,320)
Stock-based compensation expense	—	—	3,464	—	—	3,464
Issuance of common stock under share-based compensation arrangements	121,040	2	(1,081)	(67)	—	(1,146)
Issuance of common stock related to employee stock purchase plan	9,737	—	200	—	—	200
Cash dividends declared ($0.02 per share)	—	—	—	(611)	—	(611)
Balance as of June 30, 2026	30,490,409	$302	$385,082	$858,601	$(93,479)	$1,150,506

Balance as of January 1, 2025	30,202,003	$298	$384,932	$982,304	$(141,473)	$1,226,061

Net Income (Loss)	—	—	—	(68,100)	—	(68,100)
Other comprehensive income, net of tax	—	—	—	—	33,108	33,108
Stock-based compensation expense	—	—	3,797	—	—	3,797
Issuance of common stock under share-based compensation arrangements	153,718	2	(2)	—	—	—
Issuance of common stock related to employee stock purchase plan	9,262	—	200	—	—	200
Cash dividends declared ($0.33 per share)	—	—	—	(9,999)	—	(9,999)
Balance as of June 30, 2025	30,364,983	$300	$388,927	$904,205	$(108,365)	$1,185,067
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	7

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net Income (loss)	$21,636	$(68,100)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	34,830	164,414
(Reversal of) provision for unfunded commitments	(1,771)	1,462
Depreciation and amortization	1,170	1,611
Securities premium amortization (discount accretion), net	2,402	2,288
Net gain on sale of other real estate owned	(6)	(487)
Net increase in cash surrender value of bank-owned life insurance	(11,351)	(9,443)
Net (gain) loss on sale of investment securities	(269)	1,850
Stock-based compensation expense	3,464	3,797
Decrease (increase) in other assets	11,627	(42,346)
Increase (decrease) in other liabilities	(14,484)	(40,482)
Net cash provided by operating activities	47,248	14,564
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	—	(28,224)
Proceeds from paydowns of available-for-sale securities	51,505	60,151
Proceeds from sale/call and maturities of available-for-sale securities	18,269	102,834
Proceeds from paydowns of held-to-maturity securities	30,557	33,786
Proceeds from call/maturities of held-to-maturity securities	11,844	10,127
Proceeds from (purchases of) Federal Reserve stock	194	(121)
Proceeds from (purchases of) Federal Home Loan Bank stock	(4,367)	21,272
Net change in loans	331,376	80,541
Proceeds from sale of loans	293,766	—
Net (purchases) redemptions of bank-owned life insurance	805	(200,000)
Proceeds from sale of other real estate owned	360	772
Purchase of premises and equipment	(1,444)	(864)
Net cash (used in) provided by investing activities	732,865	80,274
Cash Flows From Financing Activities:
Increase (decrease) in deposits	(948,509)	(11,471)
Increase (decrease) in customer repurchase agreements	—	(9,715)
Increase (decrease) in short-term borrowings	100,000	(440,000)
Net settlement of withholding taxes on the vesting of stock awards	(1,146)	—
Proceeds from employee stock purchase plan	200	200
Cash dividends paid	(608)	(9,999)
Net cash provided by (used in) financing activities	(850,063)	(470,985)
Net Increase (Decrease) in Cash and Cash Equivalents	(69,950)	(376,147)
Cash and Cash Equivalents at Beginning of Period	695,693	633,480
Cash and Cash Equivalents at End of Period	$625,743	$257,333

Supplemental Cash Flows Information:
Interest paid	$135,577	$175,450
Income taxes paid	—	1,460

Supplemental Non-Cash Disclosures:
Initial recognition of operating lease right-of-use assets	$1,606	$15,838
Transfer of loans held for investment to loans held for sale	238,485	37,576

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	8

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America ("GAAP") and to general practices in the banking industry. The Consolidated Financial Statements and accompanying notes of the Company included herein are unaudited. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In addition to the accounting policies described below, the Company applies the accounting policies contained in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"). Certain reclassifications have been made to 2025 amounts previously reported to conform to the 2026 presentation. Reclassifications had no effect on net income (loss) or shareholders' equity. These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	9

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	10

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
Allowance for Credit Losses
The table below presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for (reversal of) credit losses - loans	$21,900	$138,205	$35,406	$164,513
Provision for (reversal of) credit losses - HTM debt securities	(452)	(46)	(576)	(99)
Total Provision for credit losses	$21,448	$138,159	$34,830	$164,414
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	11

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
Construction – commercial and residential. The construction commercial and residential loan portfolio comprises loans made to builders and developers of commercial and residential property, for renovation, new construction, development and conversion projects. Collateral properties include apartment buildings, mixed-use properties, residential condominiums, single unit and 1-4 unit residential properties and office buildings. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. Construction loans are impacted by fluctuations in collateral values and the ability of the borrower or ultimate purchaser to obtain permanent financing.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	12

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	13

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	14

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	15

Table of Contents	Notes to Consolidated Financial Statements | Note 2 – Cash and Due from Banks

Note 2 – Cash and Due from Banks
For the six months ended June 30, 2026 and 2025, the Bank maintained average daily balances at the Federal Reserve Bank of Richmond ("Federal Reserve Bank") of $1.3 billion and $1.4 billion, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.
Note 3 – Investment Securities
The table below summarizes the Company's investment in AFS securities by major security type.

	As of June 30, 2026
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency securities	$331,363	$—	$(17,591)	$313,772
Residential mortgage-backed securities	574,550	58	(59,860)	514,748
Commercial mortgage-backed securities	68,359	—	(2,625)	65,734
Municipal bonds	8,335	—	(392)	7,943
Corporate bonds	2,000	—	(14)	1,986
Total available-for-sale securities	$984,607	$58	$(80,482)	$904,183

	As of December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency securities	$355,249	$—	$(17,541)	$337,708
Residential mortgage-backed securities	620,540	152	(58,188)	562,504
Commercial mortgage-backed securities	68,931	117	(2,503)	66,545
Municipal bonds	8,426	—	(380)	8,046
Corporate bonds	2,000	—	(33)	1,967
Total available-for-sale securities	$1,055,146	$269	$(78,645)	$976,770

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	16

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

The table below summarizes the Company's investment in HTM securities by major security type.

	As of June 30, 2026
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$516,797	$—	$(62,731)	$454,066
Commercial mortgage-backed securities	84,682	—	(10,409)	74,273
Municipal bonds	106,753	—	(7,284)	99,469
Corporate bonds	107,100	5	(3,919)	103,186
Total	815,332	$5	$(84,343)	$730,994
Less: Allowance for credit losses	(454)
Total held-to-maturity securities, net of ACL	$814,878

	As of December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$544,402	$—	$(58,836)	$485,566
Commercial mortgage-backed securities	85,760	—	(9,787)	75,973
Municipal bonds	106,875	—	(6,933)	99,942
Corporate bonds	118,773	8	(5,315)	113,466
Total	855,810	$8	$(80,871)	$774,947
Less: Allowance for credit losses	(1,030)
Total held-to-maturity securities, net of ACL	$854,780
In addition, as of June 30, 2026 and December 31, 2025, the Company held $32.5 million and $28.3 million, respectively, in non-marketable equity securities in a combination of Federal Reserve System ("Federal Reserve Board", "Federal Reserve" or "FRB") and FHLB stocks, which are required to be held for regulatory purposes. These securities cannot be disposed of other than through redemption by the issuer and, if redeemed, would be redeemed at the original cost. The securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.
As of June 30, 2026 and December 31, 2025, the Company had $35.2 million and $38.5 million, respectively, of unamortized unrealized losses outstanding following the transfer of investment securities from AFS to HTM in 2022. These unrealized losses are included in accumulated other comprehensive loss and are amortized through interest income as a yield adjustment over the remaining term of the securities.
Accrued interest receivable on investment securities was $5.3 million and $5.5 million as of June 30, 2026 and December 31, 2025, respectively. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	17

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

The table below summarizes, by length of time, the Company's AFS securities that have been in a continuous unrealized loss position and HTM securities that have been in a continuous unrecognized loss position.

	As of June 30, 2026
		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment securities available-for-sale:
U.S. agency securities	50	$—	$—	$313,772	$(17,591)	$313,772	$(17,591)
Residential mortgage-backed securities	140	16,642	(227)	489,180	(59,633)	505,822	(59,860)
Commercial mortgage-backed securities	12	28,805	(198)	36,929	(2,427)	65,734	(2,625)
Municipal bonds	1	—	—	7,943	(392)	7,943	(392)
Corporate bonds	1	—	—	1,986	(14)	1,986	(14)
Total	204	$45,447	$(425)	$849,810	$(80,057)	$895,257	$(80,482)

Investment securities held-to-maturity:
Residential mortgage-backed securities	131	$—	$—	$454,066	$(62,731)	$454,066	$(62,731)
Commercial mortgage-backed securities	16	4,190	(559)	70,083	(9,850)	74,273	(10,409)
Municipal bonds	33	—	—	98,469	(7,284)	98,469	(7,284)
Corporate bonds	25	5,875	(47)	92,348	(3,872)	98,223	(3,919)
Total	205	$10,065	$(606)	$714,966	$(83,737)	$725,031	$(84,343)

	As of December 31, 2025
		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment securities available-for-sale:
U.S. agency securities	52	$—	$—	$337,708	$(17,541)	$337,708	$(17,541)
Residential mortgage-backed securities	139	—	—	546,514	(58,188)	546,514	(58,188)
Commercial mortgage-backed securities	10	—	—	37,329	(2,503)	37,329	(2,503)
Municipal bonds	1	—	—	8,046	(380)	8,046	(380)
Corporate bonds	1	—	—	1,967	(33)	1,967	(33)
Total	203	$—	$—	$931,564	$(78,645)	$931,564	$(78,645)

Investment securities held-to-maturity:
Residential mortgage-backed securities	136	$—	$—	$485,567	$(58,836)	$485,567	$(58,836)
Commercial mortgage-backed securities	16	4,271	(503)	71,702	(9,284)	75,973	(9,787)
Municipal bonds	33	—	—	98,942	(6,933)	98,942	(6,933)
Corporate bonds	27	1,922	(18)	106,638	(5,297)	108,560	(5,315)
Total	212	$6,193	$(521)	$762,849	$(80,350)	$769,042	$(80,871)

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	18

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

As of June 30, 2026, unrealized losses were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the securities were originally purchased, and were considered to be temporary, and not due to credit quality concerns on the investment securities. The fair values of these AFS securities are expected to recover as the securities approach their respective maturity dates.
The Company measures its AFS and HTM securities portfolios for credit losses as part of its ACL analysis. For further information on provision for credit losses on AFS and HTM securities, see the "Allowance for Credit Losses" discussion in "Note 1 – Summary of Significant Accounting Policies". As of June 30, 2026 and December 31, 2025, the Company had no allowance for credit losses outstanding on its AFS securities and $454 thousand and $1.0 million, respectively, on its HTM securities, which primarily comprise allowances for corporate bonds.
The table below summarizes the Company's investment in AFS securities and HTM securities by contractual maturity. Expected maturities for mortgage-backed securities ("MBS") will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2026
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
Within one year	$70,524	$69,832
One to five years	235,827	221,497
Five to ten years	17,450	16,523
Beyond ten years	17,897	15,849
Residential mortgage-backed securities	574,550	514,748
Commercial mortgage-backed securities	68,359	65,734
Less: allowance for credit losses	—	—
Total investment securities available-for-sale	984,607	904,183

Investment securities held-to-maturity:
Within one year	11,972	11,906
One to five years	70,858	68,659
Five to ten years	80,146	75,368
Beyond ten years	50,877	46,722
Residential mortgage-backed securities:	516,797	454,066
Commercial mortgage-backed securities	84,682	74,273
Less: allowance for credit losses	(454)	—
Total investment securities held-to-maturity	814,878	730,994
Total	$1,799,485	$1,635,177
The table below displays information about the sales and calls of our investment securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Proceeds from sales and calls	$12,055	$62,909	$12,112	$112,961
Gross realized gains from sales and calls	266	3	269	8
Gross realized losses from sales and calls	—	1,857	—	1,858
As of June 30, 2026 and December 31, 2025, the book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase and certain lines of credit with correspondent banks was $21.4 million and $519.6 million, respectively.
As of June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	19

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

Note 4 – Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. The Bank’s loan portfolio primarily consists of loans to businesses secured by real estate and other business assets, as evidenced by the table below.
The table below presents HFI Loans, net of unamortized net deferred fees, summarized by portfolio segment.

	As of
	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,540,766	23%	$1,338,486	18%
Income producing - commercial real estate	2,729,383	41%	3,350,718	46%
Owner occupied - commercial real estate	1,660,748	25%	1,602,124	22%
Real estate mortgage - residential	35,535	1%	37,100	1%
Construction - commercial and residential	523,121	8%	795,400	11%
Construction - C&I (owner occupied)	88,458	1%	108,468	1%
Home equity	43,479	1%	47,448	1%
Other consumer	945	—%	715	—%
Total loans	6,622,435	100%	7,280,459	100%
Less: allowance for credit losses	(121,141)		(159,604)
Net loans (1)	$6,501,294		$7,120,855
(1)Excludes accrued interest receivable of $30.8 million and $35.9 million as of June 30, 2026 and December 31, 2025, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees and costs were $16.8 million and $17.6 million as of June 30, 2026 and December 31, 2025, respectively.
During the six months ended June 30, 2026, certain loans, primarily income producing - commercial real estate loans, were reclassified from HFI to HFS loans with the lower of cost or fair value of $238.5 million. As of June 30, 2026 and December 31, 2025, the outstanding balance of all HFS loans were $49.7 million and $90.7 million, respectively, as reported on the Consolidated Balance Sheets, of which $25.6 million and $90.7 million, respectively, were on nonaccrual status.
As of June 30, 2026 and December 31, 2025, the Bank serviced $253.8 million and $81.5 million, respectively, of loan participations and SBA loans, which are not reflected as loan balances on the Consolidated Balance Sheets.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	20

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $861.2 million as of June 30, 2026. A portion of the ADC portfolio, both speculative and non-speculative, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 28% of the outstanding ADC loan portfolio as of June 30, 2026. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	21

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below details activity in the ACL by portfolio segment of HFI Loans. The Company has updated its allocation methodology to better reflect the ACL attributable to loan categories and collateral types. Conforming changes have been made to prior period amounts. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction -Commercial and Residential	Construction - C&I (Owner Occupied)	Home Equity	Other Consumer	Total
For the Three Months Ended June 30, 2026
Allowance for credit losses:
Balance at beginning of quarter	$26,291	$88,169	$17,997	$315	$12,603	$1,124	$631	$33	$147,163
Loans charged-off	(2,388)	(37,970)	—	—	(8,703)	—	—	—	(49,061)
Recoveries of loans previously charged-off	34	1,086	13	—	6	—	—	—	1,139
Net loans (charged-off) and recovered	(2,354)	(36,884)	13	—	(8,697)	—	—	—	(47,922)
Provision for (reversal of) credit losses	4,736	17,539	(824)	(10)	501	(12)	(26)	(4)	21,900
Ending balance	$28,673	$68,824	$17,186	$305	$4,407	$1,112	$605	$29	$121,141

For the Three Months Ended June 30, 2025
Allowance for credit losses:
Balance at beginning of quarter	$20,662	$61,937	$26,872	$670	$16,891	$1,680	$724	$33	$129,469
Loans charged-off	(698)	(68,025)	(4,935)	—	(10,703)	—	—	(31)	(84,392)
Recoveries of loans previously charged-off	162	329	23	—	—	—	—	—	514
Net loans (charged-off) and recovered	(536)	(67,696)	(4,912)	—	(10,703)	—	—	(31)	(83,878)
Provision for (reversal of) credit losses	8,829	99,965	5,222	144	19,801	3,889	308	47	138,205
Ending balance	$28,955	$94,206	$27,182	$814	$25,989	$5,569	$1,032	$49	$183,796

For the Six Months Ended June 30, 2026
Allowance for credit losses:
Balance at beginning of period	$26,607	$98,707	$20,719	$339	$11,171	$1,515	$519	$27	$159,604
Loans charged-off	(13,921)	(49,527)	(2,926)	(80)	(8,703)	—	—	—	(75,157)
Recoveries of loans previously charged-off	122	1,123	37	—	6	—	—	—	1,288
Net loans (charged-off) and recovered	(13,799)	(48,404)	(2,889)	(80)	(8,697)	—	—	—	(73,869)
Provision for (reversal of) credit losses	15,865	18,521	(644)	46	1,933	(403)	86	2	35,406
Ending balance	$28,673	$68,824	$17,186	$305	$4,407	$1,112	$605	$29	$121,141

For the Six Months Ended June 30, 2025
Allowance for credit losses:
Balance at beginning of year	$19,390	$55,185	$22,654	$610	$14,585	$1,282	$653	$31	$114,390
Loans charged-off	(968)	(74,195)	(9,797)	—	(10,703)	—	—	(35)	(95,698)
Recoveries of loans previously charged-off	215	329	47	—	—	—	—	—	591
Net loans (charged-off) and recovered	(753)	(73,866)	(9,750)	—	(10,703)	—	—	(35)	(95,107)
Provision for (reversal of) credit losses	10,318	112,887	14,278	204	22,107	4,287	379	53	164,513
Ending balance	$28,955	$94,206	$27,182	$814	$25,989	$5,569	$1,032	$49	$183,796

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	22

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below presents the amortized cost basis of collateral-dependent HFI loans by portfolio segment.

	As of
	June 30, 2026		December 31, 2025
(dollars in thousands)	Business/Other Assets	Real Estate	Business/Other Assets	Real Estate
Commercial	$22,554	$2,669	$15,285	$2,813
Income producing-commercial real estate	880	74,185	880	61,657
Owner occupied - commercial real estate	—	5,095	—	7,938
Real estate mortgage- residential	—	552	—	579
Construction - commercial and residential	—	4,952	—	17,394
Home equity	137	501	—	351
Total	$23,571	$87,954	$16,165	$90,732
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
The following are the definitions of the Company’s credit quality indicators:

Pass:
Loans in all classes that comprise the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest and are otherwise in compliance with the contractual terms of the loan agreement. Management believes that there is a low likelihood of loss related to those loans that are considered pass. We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits, which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring.

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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	23

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The Company's credit quality indicators are generally updated annually, however, credits rated "Special Mention" or below are reviewed more frequently. The table below presents the amortized cost basis of HFI loans by risk category, class and year of origination, along with any charge-offs that were recorded in the applicable loan segment, if applicable. The table below excludes $36.7 million of gross charge-offs associated with loans that were reclassified to HFS or sold as of June 30, 2026.

	As of June 30, 2026
(dollars in thousands)	Prior	2022	2023	2024	2025	2026	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial:
Pass	$95,440	$32,257	$67,680	$85,140	$357,968	$251,052	$558,378	$25,975	$1,473,890
Special Mention	43	2,115	—	—	—	—	16,906	—	19,064
Substandard	18,604	6,927	391	6,994	—	2,796	11,599	501	47,812
Total	114,087	41,299	68,071	92,134	357,968	253,848	586,883	26,476	1,540,766
YTD gross charge-offs	(9,621)	(53)	—	—	—	—	(2,045)		(11,719)
Income producing - commercial real estate:
Pass	1,055,480	381,599	386,963	87,161	123,191	15,605	140,390	—	2,190,389
Special Mention	125,863	56,189	—	—	—	—	—	—	182,052
Substandard	227,385	128,949	—	—	—	—	608	—	356,942
Total	1,408,728	566,737	386,963	87,161	123,191	15,605	140,998	—	2,729,383
YTD gross charge-offs	(23,744)	—	—	—	—	—	—	—	(23,744)
Owner occupied - commercial real estate:
Pass	776,000	90,699	130,068	127,161	338,073	134,157	1	—	1,596,159
Special Mention	28,927	—	—	—	16,445	—	—	—	45,372
Substandard	19,217	—	—	—	—	—	—	—	19,217
Total	824,144	90,699	130,068	127,161	354,518	134,157	1	—	1,660,748
YTD gross charge-offs	(2,926)	—	—	—	—	—	—	—	(2,926)
Real estate mortgage - residential:
Pass	18,395	10,767	5,821	—	—	—	—	—	34,983
Substandard	552	—	—	—	—	—	—	—	552
Total	18,947	10,767	5,821	—	—	—	—	—	35,535
Construction - commercial and residential:
Pass	100,756	170,824	75,000	9,525	41,816	7,298	48,010	7,935	461,164
Special Mention	—	—	—	—	—	—	27,699	—	27,699
Substandard	15,591	14,993	131	—	—	—	3,543	—	34,258
Total	116,347	185,817	75,131	9,525	41,816	7,298	79,252	7,935	523,121
YTD gross charge-offs	(28)	—	—	—	—	—	—	—	(28)
Construction - C&I (owner occupied):
Pass	3,671	—	9,639	45,815	27,517	1,046	770	—	88,458
Home equity:
Pass	1,666	113	—	—	—	—	40,398	310	42,487
Substandard	415	—	—	—	—	36	376	165	992
Total	2,081	113	—	—	—	36	40,774	475	43,479
Other consumer:
Pass	—	—	—	—	113	22	810	—	945

Total Recorded Investment	$2,488,005	$895,432	$675,693	$361,796	$905,123	$412,012	$849,488	$34,886	$6,622,435
Total YTD gross charge-offs	$(36,319)	$(53)	$—	$—	$—	$—	$(2,045)	$—	$(38,417)

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	24

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

	As of December 31, 2025
(dollars in thousands)	Prior	2021	2022	2023	2024	2025	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial:
Pass	$92,082	$18,390	$35,098	$66,402	$83,098	$357,934	$593,711	$3,815	$1,250,530
Special Mention	524	309	11,264	994	10,360	—	7,018	—	30,469
Substandard	22,721	433	18,134	406	—	—	13,102	2,691	57,487
Total	115,327	19,132	64,496	67,802	93,458	357,934	613,831	6,506	1,338,486
YTD gross charge-offs	(1,208)	(525)	(304)	—	(57)	—	(296)	—	(2,390)
Income producing - commercial real estate:
Pass	1,087,720	435,579	533,070	364,692	88,823	123,114	145,256	13,381	2,791,635
Special Mention	86,600	43,104	56,157	—	—	—	—	—	185,861
Substandard	167,878	90,035	114,451	—	—	—	858	—	373,222
Total	1,342,198	568,718	703,678	364,692	88,823	123,114	146,114	13,381	3,350,718
YTD gross charge-offs	(35,833)	—	—	—	—	—	(10,500)	—	(46,333)
Owner occupied - commercial real estate:
Pass	667,233	209,803	89,580	132,719	126,792	356,437	636	—	1,583,200
Substandard	14,263	3,137	1,072	452	—	—	—	—	18,924
Total	681,496	212,940	90,652	133,171	126,792	356,437	636	—	1,602,124
YTD gross charge-offs	(22,238)	—	—	—		—	—	—	(22,238)
Real estate mortgage - residential:
Pass	13,331	6,411	10,941	5,838	—	—	—	—	36,521
Substandard	579	—	—	—	—	—	—	—	579
Total	13,910	6,411	10,941	5,838	—	—	—	—	37,100
Construction - commercial and residential:
Pass	10,095	106,241	307,223	120,558	10,228	23,415	92,900	8,294	678,954
Special Mention	—	—	25,082	—	—	—	27,469	—	52,551
Substandard	35,517	11,618	15,320	—	—	—	1,440	—	63,895
Total	45,612	117,859	347,625	120,558	10,228	23,415	121,809	8,294	795,400
YTD gross charge-offs	(1,579)	—	—	—	—	—	—	—	(1,579)
Construction - C&I (owner occupied):
Pass	3,737	—	—	10,199	43,484	18,945	791	31,312	108,468
Home equity:
Pass	1,282	35	114	—	—	—	44,822	805	47,058
Substandard	248	—	—	—	—	—	82	60	390
Total	1,530	35	114	—	—	—	44,904	865	47,448
YTD gross charge-offs	—	(206)	—	—	—	—	—	—	(206)
Other consumer:
Pass	—	—	—	—	—	156	559	—	715
YTD gross charge-offs	(3)	—	—	—	—	—	—	(32)	(35)

Total Recorded Investment	$2,203,810	$925,095	$1,217,506	$702,260	$362,785	$880,001	$928,644	$60,358	$7,280,459
Total YTD gross charge-offs	$(60,861)	$(731)	$(304)	$—	$(57)	$—	$(10,796)	$(32)	$(72,781)
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	25

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The table below presents, by portfolio segment, information related to the amortized cost basis of nonaccrual HFI loans.

	As of
	June 30, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial	$3,120	$21,648	$24,768	$3,397	$14,702	$18,099
Income producing - commercial real estate	30,872	44,250	75,122	38,275	24,262	62,537
Owner occupied - commercial real estate	5,093	—	5,093	3,199	4,738	7,937
Real estate mortgage - residential	552	—	552	579	—	579
Construction- commercial and residential	4,262	690	4,952	2,074	15,320	17,394
Home equity	450	187	637	333	18	351
Total (1)	$44,349	$66,775	$111,124	$47,857	$59,040	$106,897
(1)Gross coupon interest income of $6.0 million, and $10.2 million would have been recorded for the six months ended June 30, 2026 and 2025, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms. Interest income recognized on loans on nonaccrual status was $2.7 million and $6.7 million for the six months ended June 30, 2026 and 2025, respectively. See "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	26

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below presents, by portfolio segment, an aging analysis and the recorded investments in HFI loans past due.

	As of June 30, 2026
(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
Commercial	$1,062	$145	$—	$1,207	$1,514,791	$24,768	$1,540,766
Income producing - commercial real estate	42,704	—	—	42,704	2,611,557	75,122	2,729,383
Owner occupied - commercial real estate	176	—	—	176	1,655,479	5,093	1,660,748
Real estate mortgage – residential	—	—	—	—	34,983	552	35,535
Construction - commercial and residential	—	—	—	—	518,169	4,952	523,121
Construction - C&I (owner occupied)	—	—	—	—	88,458	—	88,458
Home equity	—	—	—	—	42,842	637	43,479
Other consumer	—	—	—	—	945	—	945
Total	$43,942	$145	$—	$44,087	$6,467,224	$111,124	$6,622,435

	As of December 31, 2025
(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
Commercial	$2,942	$44	$—	$2,986	$1,317,401	$18,099	$1,338,486
Income producing - commercial real estate	2,688	—	—	2,688	3,285,493	62,537	3,350,718
Owner occupied - commercial real estate	167	12,573	—	12,740	1,581,447	7,937	1,602,124
Real estate mortgage – residential	4,544	—	—	4,544	31,977	579	37,100
Construction - commercial and residential	26,942	—	—	26,942	751,064	17,394	795,400
Construction - C&I (owner occupied)	—	—	—	—	108,468	—	108,468
Home equity	—	39	—	39	47,058	351	47,448
Other consumer	—	—	—	—	715	—	715
Total	$37,283	$12,656	$—	$49,939	$7,123,623	$106,897	$7,280,459
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	27

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The table below presents the amortized cost basis and the financial effect of HFI loans modified for borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension(1)

For the Three Months Ended June 30, 2026
Commercial	$7,163	$524	$7,687	0.5%	16 months
Income producing - commercial real estate	20,814	14,244	35,058	1.3%	8 months
Owner occupied - commercial real estate	1,547	—	1,547	0.1%	3 months
Construction - commercial and residential	—	10,639	10,639	2.0%	2 months
Total	$29,524	$25,407	$54,931

For the Three Months Ended June 30, 2025
Commercial	$13,554	$10,490	$24,044	2.0%	13 months
Income producing - commercial real estate	4,070	103,593	107,663	2.9%	25 months
Owner occupied - commercial real estate	12,711	—	12,711	0.9%	4 months
Real estate mortgage - residential	—	5,736	5,736	12.5%	6 months
Construction - commercial and residential	1,900	11,161	13,061	1.1%	8 months
Total	$32,235	$130,980	$163,215

For the Six Months Ended June 30, 2026
Commercial	$12,338	$524	$12,862	0.8%	16 months
Income producing - commercial real estate	22,710	17,757	40,467	1.5%	12 months
Owner occupied - commercial real estate	1,547	—	1,547	0.1%	3 months
Real estate mortgage - residential	4,508	—	4,508	12.7%	14 months
Construction - commercial and residential	—	10,639	10,639	2.0%	2 months
Total	$41,103	$28,920	$70,023

For the Six Months Ended June 30, 2025
Commercial	$16,855	$10,490	$27,345	2.3%	20 months
Income producing - commercial real estate	4,070	137,203	141,273	3.7%	23 months
Owner occupied - commercial real estate	12,711	—	12,711	0.9%	4 months
Real estate mortgage - residential	—	5,736	5,736	12.5%	6 months
Construction - commercial and residential	1,900	11,161	13,061	1.1%	8 months
Total	$35,536	$164,590	$200,126
(1)For loans that received multiple modifications during the year, weighted average term and principal payment extensions were calculated based on the aggregate impact of the extensions received during the period.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	28

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below presents the performance of HFI loans modified during the prior twelve months for borrowers experiencing financial difficulty.

	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
June 30, 2026
Commercial	$12,461	$—	$—	$5,245
Income producing - commercial real estate	86,776	3,510	—	20,526
Owner occupied - commercial real estate	1,547	—	—	—
Real estate mortgage - residential	4,508	—	—	—
Construction - commercial and residential	10,639	—	—	1,087
Total	$115,931	$3,510	$—	$26,858

June 30, 2025
Commercial	$43,093	$—	$—	$518
Income producing - commercial real estate	120,646	5,656	—	63,413
Owner occupied - commercial real estate	12,711	—	—	—
Real estate mortgage - residential	—	—	—	5,736
Construction - commercial and residential	18,083	—	—	9,831
Total	$194,533	$5,656	$—	$79,498
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

	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay
June 30, 2026
Commercial	$5,245	$—
Income producing - commercial real estate	12,381	11,655
Construction - commercial and residential	397	690
Total	$18,023	$12,345

June 30, 2025
Commercial	$—	$518
Income producing - commercial real estate	—	69,069
Real estate mortgages - residential	—	5,736
Construction - commercial and residential	—	9,831
Total	$—	$85,154
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	29

Table of Contents	Notes to Consolidated Financial Statements | Note 5 – Leases

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
As of June 30, 2026 and December 31, 2025, the Company had $28.0 million and $28.5 million of operating lease ROU assets respectively, and $35.1 million and $35.3 million of operating lease liabilities respectively, on the Company’s Consolidated Balance Sheet. The Company elects not to recognize ROU assets and operating lease liabilities arising from short-term leases, leases with initial terms of twelve months or less or equipment leases (deemed immaterial) on the Consolidated Balance Sheet.
The leases contain options to extend or terminate the lease, which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and operating lease liabilities.
As of June 30, 2026, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations.
The tables below present lease costs and other lease information.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Lease cost:
Operating lease cost (cost resulting from lease payments)	$1,353	$1,893	$2,702	$3,785
Variable lease cost (cost excluded from lease payments)	125	140	248	255
Net lease cost	$1,478	$2,033	$2,950	$4,040
Operating lease - operating cash flows (fixed payments)	$1,199	$1,512	$2,389	$3,011

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Right-of-use assets - operating leases	$27,964	$28,451
Operating lease liabilities	$35,081	$35,256
Weighted average lease term - operating leases (in years)	8.68	9.12
Weighted average discount rate - operating leases	3.64%	3.60%

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	30

Table of Contents	Notes to Consolidated Financial Statements | Note 5 – Leases

The table below presents the future minimum payments for operating leases with initial or remaining terms of one year or more.

(dollars in thousands)	As of June 30, 2026
Twelve months ended:
June 30, 2027	$5,452
June 30, 2028	5,202
June 30, 2029	4,961
June 30, 2030	4,373
June 30, 2031	4,111
Thereafter	17,519
Total future minimum lease payments	41,618
Amounts representing interest	(6,537)
Present value of net future minimum lease payments	$35,081
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
Fair Value Hedges of Interest Rate Risk
During 2025, the Company began utilizing receive-fixed, pay-floating interest rate swaps, accounted for as fair value hedges, to protect itself against adverse fluctuations in the fair value of interest-bearing deposits attributable to changes in the benchmark interest rate. Adjustments are made to record the hedging instrument at fair value on the balance sheet, with changes in fair value recognized in interest expense. The carrying value of the interest-bearing deposits are also adjusted through interest expense, based on changes in fair value attributable to changes in the benchmark interest rate.
During 2025, the Company also utilized pay-fixed, receive-floating interest rate swaps, accounted for as fair value hedges, to protect itself against adverse fluctuations in the fair value of AFS securities attributable to changes in the designated benchmark interest rate. Adjustments were made to record the hedging instrument at fair value on the balance sheet, with changes in fair value recognized in interest income. Changes in fair value of the AFS securities attributable to changes in the hedged risk were reclassified out of other comprehensive income (loss) through interest income each period to offset changes in fair value of the hedging instrument. The Company voluntarily discontinued this fair value hedging relationship in 2025. The Company is amortizing the hedging basis adjustment over a period consistent with amortization of other discounts or premiums on the asset. The cumulative amount of fair value hedging adjustments included in the amortized cost basis of the AFS securities was $283 thousand as of June 30, 2026.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	31

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

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
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate derivatives. The Company monitors counterparty risk in accordance with the provisions of ASC 815, "Derivatives and Hedging". In addition, the interest rate derivative agreements contain language outlining collateral-pledging requirements for each counterparty. As of June 30, 2026, the Company had posted no cash collateral with other financial institutions and held $16.0 million of cash collateral on behalf of other financial institutions.
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
The table below presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)
Deposits	$(383,550)	$(389,295)	$6,450	$705

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	32

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

The table below identifies the balance sheet category and fair value of the Company’s derivative instruments. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement as of June 30, 2026, it could have been required to settle its obligations under the agreement at the termination value.

	As of
	June 30, 2026			December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives in an asset position:
Derivatives designated as hedging instruments:
Cash flow hedges	$—	$—	Other Assets	$300,000	$60	Other Assets
Fair value hedges	—	—	Other Assets	—	—	Other Assets
Total hedging instruments	—	—		300,000	60

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	1,036,130	25,254	Other Assets	808,009	24,272	Other Assets
Total derivatives in an asset position	$1,036,130	$25,254		$1,108,009	$24,332

Derivatives in a liability position:
Derivatives designated as hedging instruments:
Cash flow hedges	$600,000	$7,092	Other Liabilities	$—	$—	Other Liabilities
Fair value hedges	390,000	6,579	Other Liabilities	390,000	927	Other Liabilities
Total hedging instruments	990,000	13,671		390,000	927

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	1,036,130	24,293	Other Liabilities	808,009	23,015	Other Liabilities
Total derivatives in a liability position	$2,026,130	$37,964		$1,198,009	$23,942

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	33

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the three and six months ended June 30, 2026 and 2025.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
	Amount of Gain (Loss) Recognized in OCI			Location of Gain (Loss) Recognized from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Year Ended Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(dollars in thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended June 30, 2026
Derivatives in cash flow hedging relationships:
Interest rate products	$(4,784)	$(4,784)	$—	Interest income	$421	$421	$—

For the Three Months Ended June 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	Interest expense	$—	$—	$—

For the Six Months Ended June 30, 2026
Derivatives in cash flow hedging relationships:
Interest rate products	$(7,826)	$(7,826)	$—	Interest income	$766	$766	$—

For the Six Months Ended June 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	Interest expense	$—	$—	$—

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	34

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
(dollars in thousands)	Interest Income (Expense)		Interest Income (Expense)
Total amounts of expense line items presented in the Consolidated Statements of Operations in which the effects of fair value and cash flow hedges are recorded	$(765)	$—	$(1,480)	$—

The effect of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in Subtopic 815-20:
Interest rate products:
Hedged items	$3,400	$—	$5,745	$—
Derivatives designated as hedging instruments	(3,744)	—	(6,459)	—

Gain (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest rate products:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss)	$(421)	$—	$(766)	$—
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss) - included component	(421)	—	(766)	—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss) - excluded component	—	—	—	—
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations.

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2026	2025	2026	2025
Derivatives Not Designated as Hedging Instruments under ASC 815-20:
Interest rate products	Other income / (expense)	$274	$566	$695	$560

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	35

Table of Contents	Notes to Consolidated Financial Statements | Note 7 – Deposits

Note 7 – Deposits
The table below presents the Bank’s deposit composition.

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Noninterest-bearing demand	$1,567,336	$1,433,952
Interest-bearing transaction	973,651	1,038,154
Savings and money market	3,061,987	3,624,813
Time deposits	2,582,123	3,036,687
Total	$8,185,097	$9,133,606
The tables below represent the remaining maturity of time deposits.

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
2026	$1,151,458	$2,178,745
2027	1,063,619	516,925
2028	156,740	139,265
2029	80,359	75,687
2030	109,648	107,991
Thereafter	20,299	18,074
Total	$2,582,123	$3,036,687
The table below represents the time deposit accounts in excess of $250 thousand.

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Three months or less	$213,054	$252,100
More than three months through six months	284,029	391,299
More than six months through twelve months	347,321	305,557
Over twelve months	384,452	521,701
Total	$1,228,856	$1,470,657
As of June 30, 2026, total brokered deposits were $2.6 billion, or 32% of total deposits, compared to $3.3 billion, or 36%, as of December 31, 2025.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	36

Table of Contents	Notes to Consolidated Financial Statements | Note 8 – Borrowings

Note 8 – Borrowings
The table below summarizes the Company’s borrowings.

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)	Maturity Dates	Interest Rates (2)
As of June 30, 2026
Short-term borrowings:
Secured borrowings:
FHLB	$100,000	$—	$100,000	$719,130	July 7, 2026 (3)	3.82%
FRB: Discount window	—	—	—	1,195,914	N/A	—%
Total	100,000	—	100,000	1,915,044

Long-term borrowings:
Senior notes	77,665	(1,072)	76,593	—	September 30, 2029	10.00%
Total borrowings	$177,665	$(1,072)	$176,593	$1,915,044

As of December 31, 2025
Short-term borrowings:
Secured borrowings:
FHLB	$—	$—	$—	$1,349,351	N/A	—%
FRB: Discount window	—	—	—	1,373,872	N/A	—%
Total	—	—	—	2,723,223

Long-term borrowings:
Senior notes	77,665	(1,237)	76,428	—	September 30, 2029	10.00%
Total borrowings	$77,665	$(1,237)	$76,428	$2,723,223
(1)Available capacity on the Company's borrowings arrangements with the FHLB and the FRB comprise pledged collateral that has not been borrowed against. FHLB capacity was reduced by $173.4 million as of June 30, 2026 and $12.4 million as of December 31, 2025 due to borrowing and the issuance of letters of credit. As of June 30, 2026, the Company had total additional undrawn borrowing capacity of approximately $3.5 billion, comprising unencumbered securities available to be pledged of approximately $1.6 billion and undrawn financing on pledged assets of $1.9 billion.
(2)Represents the weighted average interest rate on borrowings outstanding and the coupon interest rate on the senior notes, which approximates the effective interest rate.
(3)FHLB borrowings of $100 million were paid off upon its maturity on July 7, 2026.
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
Senior Notes
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes"). As of June 30, 2026, the carrying value of these 2029 Senior Notes was $76.6 million which reflected $1.1 million in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	37

Table of Contents	Notes to Consolidated Financial Statements | Note 9 – Net Income (Loss) per Common Share

Note 9 – Net Income (Loss) per Common Share
The table below displays the calculation of net income (loss) per common share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Basic:
Net income (loss)	$6,918	$(69,775)	$21,636	$(68,100)
Average common shares outstanding	30,495	30,375	30,459	30,325
Basic net income (loss) per common share	$0.23	$(2.30)	$0.71	$(2.25)

Diluted:
Net income (loss)	$6,918	$(69,775)	$21,636	$(68,100)
Average common shares outstanding	30,495	30,375	30,459	30,325
Adjustment for common share equivalents	75	—	58	—
Average common shares outstanding-diluted	30,570	30,375	30,517	30,325
Diluted net income (loss) per common share (1)	$0.23	$(2.30)	$0.71	$(2.25)

Anti-dilutive shares	35	136	36	136
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	38

Table of Contents	Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)

Note 10 – Other Comprehensive Income (Loss)
The table below presents the components of other comprehensive income (loss).

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2026
Unrealized gain (loss) on securities available-for-sale	$(1,708)	$444	$(1,264)
Reclassification adjustment for net realized (gain) loss included in net income (loss)	(259)	66	(193)
Total unrealized gain (loss) on securities available-for-sale	(1,967)	510	(1,457)
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	1,736	(395)	1,341
Unrealized gain (loss) on derivatives	(4,784)	1,176	(3,608)
Reclassification adjustment for (gain) loss on cash flow hedging relationships	421	(103)	318
Total unrealized gain (loss) on derivatives	(4,363)	1,073	(3,290)
Other comprehensive income (loss)	$(4,594)	$1,188	$(3,406)

For the Three Months Ended June 30, 2025
Unrealized gain (loss) on securities available-for-sale	$13,296	$(3,055)	$10,241
Reclassification adjustment for net realized (gain) loss included in net income (loss)	1,854	(669)	1,185
Total unrealized gain (loss) on securities available-for-sale	15,150	(3,724)	11,426
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	1,633	(378)	1,255
Unrealized gain (loss) on derivatives	(142)	35	(107)
Reclassification adjustment for (gain) loss on cash flow hedging relationships	—	—	—
Total unrealized gain (loss) on derivatives	(142)	35	(107)
Other comprehensive income (loss)	$16,641	$(4,067)	$12,574

For the Six Months Ended June 30, 2026
Unrealized gain (loss) on securities available-for-sale	$(1,778)	$435	$(1,343)
Reclassification adjustment for net realized (gain) loss included in net income (loss)	(255)	66	(189)
Total unrealized gain (loss) on securities available-for-sale	(2,033)	501	(1,532)
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	3,289	(753)	2,536
Unrealized gain (loss) on derivatives	(7,826)	1,924	(5,902)
Reclassification adjustment for (gain) loss on cash flow hedging relationships	766	(188)	578
Total unrealized gain (loss) on derivatives	(7,060)	1,736	(5,324)
Other comprehensive income (loss)	$(5,804)	$1,484	$(4,320)

For the Six Months Ended June 30, 2025
Unrealized gain (loss) on securities available-for-sale	$38,968	$(9,374)	$29,594
Reclassification adjustment for net realized (gain) loss included in net income (loss)	1,850	(670)	1,180
Total unrealized gain (loss) on securities available-for-sale	40,818	(10,044)	30,774
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	3,197	(738)	2,459
Unrealized gain (loss) on derivatives	(166)	41	(125)
Reclassification adjustment for loss on derivatives included in net income	—	—	—
Total unrealized gain (loss) on derivatives	(166)	41	(125)
Other comprehensive income (loss)	$43,849	$(10,741)	$33,108

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	39

Table of Contents	Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)

The table below presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

(dollars in thousands)	Available-for-Sale Securities	Held-to-Maturity Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended June 30, 2026
Balance at beginning of period	$(59,561)	$(28,562)	$(1,950)	$(90,073)
Other comprehensive income (loss) before reclassifications	(1,264)	—	(3,608)	(4,872)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,341	—	1,341
Amounts reclassified from accumulated other comprehensive income (loss)	(193)	—	318	125
Net other comprehensive income (loss) during period	(1,457)	1,341	(3,290)	(3,406)
Balance at end of period	$(61,018)	$(27,221)	$(5,240)	$(93,479)

For the Three Months Ended June 30, 2025
Balance at beginning of period	$(87,504)	$(33,435)	$—	$(120,939)
Other comprehensive income (loss) before reclassifications	10,241	—	(107)	10,134
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,255	—	1,255
Amounts reclassified from accumulated other comprehensive income (loss)	1,185	—	—	1,185
Net other comprehensive income (loss) during period	11,426	1,255	(107)	12,574
Balance at end of period	$(76,078)	$(32,180)	$(107)	$(108,365)

For the Six Months Ended June 30, 2026
Balance at beginning of period	$(59,486)	$(29,757)	$84	$(89,159)
Other comprehensive income (loss) before reclassifications	(1,343)	—	(5,902)	(7,245)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	2,536	—	2,536
Amounts reclassified from accumulated other comprehensive income (loss)	(189)	—	578	389
Net other comprehensive income (loss) during period	(1,532)	2,536	(5,324)	(4,320)
Balance at end of period	$(61,018)	$(27,221)	$(5,240)	$(93,479)

For the Six Months Ended June 30, 2025
Balance at beginning of period	$(106,852)	$(34,639)	$18	$(141,473)
Other comprehensive income (loss) before reclassifications	29,594	—	(125)	29,469
Amortization of unrealized loss on securities transferred to held-to-maturity	—	2,459	—	2,459
Amounts reclassified from accumulated other comprehensive income (loss)	1,180	—	—	1,180
Net other comprehensive income (loss) during period	30,774	2,459	(125)	33,108
Balance at end of period	$(76,078)	$(32,180)	$(107)	$(108,365)

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	40

Table of Contents	Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)

The table below presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income (Loss) is Presented
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Realized gain (loss) on sale of investment securities	$266	$(1,854)	$269	$(1,850)	Net gain (loss) on sale of investment securities
Gain (loss) on fair value hedging relationships - AFS securities	(7)	—	(14)	—	Interest income
Gain (loss) on cash flow hedging relationships - Loans	(421)	—	(766)	—	Interest income
Income tax benefit (expense)	37	669	122	670	Income tax expense
Total	$(125)	$(1,185)	$(389)	$(1,180)	Net Income (Loss)
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	41

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	As of June 30, 2026
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Investment securities available-for-sale:
U.S. agency securities	$—	$313,772	$—	$313,772
Residential mortgage-backed securities	—	514,748	—	514,748
Commercial mortgage-backed securities	—	65,734	—	65,734
Municipal bonds	—	7,943	—	7,943
Corporate bonds	—	1,986	—	1,986
Derivative assets	—	25,254	—	25,254
Total assets measured at fair value on a recurring basis	$—	$929,437	$—	$929,437
Liabilities:
Derivative liabilities	$—	$37,964	$—	$37,964
Total liabilities measured at fair value on a recurring basis	$—	$37,964	$—	$37,964

	As of December 31, 2025
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Investment securities available-for-sale:
U.S. agency securities	—	337,708	—	337,708
Residential mortgage-backed securities	—	562,504	—	562,504
Commercial mortgage-backed securities	—	66,545	—	66,545
Municipal bonds	—	8,046	—	8,046
Corporate bonds	—	1,967	—	1,967
Derivative assets	—	24,332	—	24,332
Total assets measured at fair value on a recurring basis	$—	$1,001,102	$—	$1,001,102
Liabilities:
Derivative liabilities	$—	$23,942	$—	$23,942
Total liabilities measured at fair value on a recurring basis	$—	$23,942	$—	$23,942
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	42

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.
Loans: The fair value of individually assessed loans and HFS loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. As of June 30, 2026, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans and HFS loans where an allowance is established based on the fair value of collateral, i.e., those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the loan as nonrecurring Level 2. When management determines the fair value of the collateral based on the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned ("OREO"): OREO is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
The table below presents assets measured at fair value on a nonrecurring basis. There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Individually assessed loans:
Commercial	$—	$—	$15,890	$15,890
Income producing - commercial real estate	—	—	66,021	66,021
Owner occupied - commercial real estate	—	—	5,095	5,095
Real estate mortgage - residential	—	—	552	552
Construction - commercial and residential	—	—	4,883	4,883
Consumer	—	—	492	492
Loans held for sale	—	—	49,663	49,663
Other real estate owned	—	—	1,966	1,966
Total assets measured at fair value on a nonrecurring basis	$—	$—	$144,562	$144,562

	As of December 31, 2025
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Individually assessed loans:
Commercial	$—	$—	$8,580	$8,580
Income producing - commercial real estate	—	—	59,655	59,655
Owner occupied - commercial real estate	—	—	3,695	3,695
Real estate mortgage - residential	—	—	579	579
Construction - commercial and residential	—	—	14,460	14,460
Consumer	—	—	333	333
Loans held for sale	—	—	90,650	90,650
Other real estate owned	—	—	2,059	2,059
Total assets measured at fair value on a nonrecurring basis	$—	$—	$180,011	$180,011
As shown in the table above, certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	43

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	44

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

The table below presents the estimated fair values of the Company’s financial instruments.

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of June 30, 2026
Assets
Cash and due from banks	$13,394	$13,394	$13,394	$—	$—
Interest-bearing deposits with other banks	612,349	612,349	—	612,349	—
Investment securities available-for-sale	904,183	904,183	—	904,183	—
Investment securities held-to-maturity	814,878	730,994	—	730,994	—
Federal Reserve and Federal Home Loan Bank stock	32,500	N/A	—	—	—
Loans held for sale	49,663	49,663	—		49,663
Loans held for investment	6,622,435	6,505,181	—	—	6,505,181
Bank-owned life insurance	345,469	345,469	—	345,469	—
Annuity investment	11,558	11,558	—	11,558	—
Interest rate product	25,254	25,254	—	25,254	—
Accrued interest receivable	36,050	36,050	—	36,050	—

Liabilities
Noninterest-bearing deposits	1,567,336	1,567,336	—	1,567,336	—
Interest-bearing deposits	4,035,638	4,035,638	—	4,035,638	—
Time deposits	2,582,123	2,582,686	—	2,582,686	—
Other short-term borrowings	100,000	100,000	—	100,000	—
Long-term borrowings	76,593	79,397	—	79,397	—
Interest rate product	37,964	37,964	—	37,964	—
Accrued interest payable	9,598	9,598	—	9,598	—

As of December 31, 2025
Assets
Cash and due from banks	$11,692	$11,692	$11,692	$—	$—
Interest-bearing deposits with other banks	684,001	684,001	—	684,001	—
Investment securities available-for-sale	976,770	976,770	—	976,770	—
Investment securities held-to-maturity	854,780	774,947	—	774,947	—
Federal Reserve and Federal Home Loan Bank stock	28,327	N/A	—	—	—
Loans held for sale	90,650	90,650	—		90,650
Loans held for investment	7,280,459	7,093,276	—	—	7,093,276
Bank-owned life insurance	335,177	335,177	—	335,177	—
Annuity investment	12,061	12,061	—	12,061	—
Interest rate product	24,332	24,332	—	24,332	—
Accrued interest receivable	41,373	41,373	—	41,373	—

Liabilities
Noninterest-bearing deposits	1,433,952	1,433,952	—	1,433,952	—
Interest-bearing deposits	4,662,967	4,662,967	—	4,662,967	—
Time deposits	3,036,687	3,050,951	—	3,050,951	—
Long-term borrowings	76,428	80,329	—	80,329	—
Interest rate product	23,942	23,942	—	23,942	—
Accrued interest payable	10,798	10,798	—	10,798	—

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	45

Table of Contents	Notes to Consolidated Financial Statements | Note 12 – Segment Reporting

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
During the second quarter of 2026, the Company and the Bank reached a settlement of the investigation by the U.S. Attorney’s Office for the Middle District of Pennsylvania into, among other things, the Bank’s anti-money laundering controls and the Bank’s relationship with a former customer who pleaded guilty to a charge of bank fraud in 2020, which was previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2025 and quarterly report on Form 10-Q for the quarter ended March 31, 2026. Effective June 30, 2026, the Company and the Bank entered into a one-year non-prosecution agreement with the United States Department of Justice, Criminal Division, Money Laundering, Narcotics and Forfeiture Section and the U.S. Attorney’s Office for the Middle District of Pennsylvania (the “Offices”), pursuant to which the Offices will not bring any criminal or civil case against the Company or the Bank for any conduct described in the statement of facts attached to the agreement, subject to the Company’s and the Bank’s compliance with the terms of the agreement. Under the terms of the settlement, the Bank paid approximately $9.8 million, which was fully accrued in the Company’s audited financial statements for the year ended December 31, 2025.
Note 14 – Subsequent Events
The Company’s management has evaluated subsequent events through the date of this filing and determined that the following qualifies as a nonrecognized subsequent event:
On July 21, 2026, the Company effectively settled its corporate income tax refund claims with the State of Maryland for tax years 2019 through 2020 filed in 2023. As a result of this new information, the Company expects to recognize a discrete tax benefit of approximately $5.3 million in the third quarter of 2026 due to the subsequent recognition of previously unrecognized tax benefits.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	46

Table of Contents	Management's Discussion and Analysis

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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	47

Table of Contents	Management's Discussion and Analysis | General

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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	48

Table of Contents	Management's Discussion and Analysis | Critical Accounting Policies and Estimates

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
The ACL also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors reflected in the qualitative component of the reserve include, but are not limited to, concentrations of credit risk, appraisal risk from volatility in the market, changes in underwriting standards, experience and depth of lending and credit staff and trends in delinquencies. Additionally, the ACL includes a qualitative reserve for CRE office loans (the "office overlay"), which reflects management’s assessment of continued uncertainty in that sector as well as potential lag effects from interest-rate sensitivity, valuation declines, and refinancing risk. Management continues to monitor trends, including occupancy, capitalization rates, and market liquidity, across key metropolitan areas and may adjust qualitative reserves further as these factors evolve.
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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Net Interest Income	$62,350	$67,776	$(5,426)	$126,044	$133,425	$(7,381)
Less: Provision for (Reversal of) Credit Losses	21,448	138,159	(116,711)	34,830	164,414	(129,584)
Less: Provision for (Reversal of) Credit Losses for Unfunded Commitments	8	1,759	(1,751)	(1,771)	1,462	(3,233)
Net Interest Income After Provision for (Reversal of) Credit Losses	40,894	(72,142)	113,036	92,985	(32,451)	125,436
Noninterest income	10,759	6,414	4,345	23,467	14,621	8,846
Less: Noninterest expense	44,028	43,470	558	92,768	88,921	3,847
Income (Loss) Before Income Tax Expense	7,625	(109,198)	116,823	23,684	(106,751)	130,435
Less: Income Tax Expense (Benefit)	707	(39,423)	40,130	2,048	(38,651)	40,699
Net Income (Loss)	$6,918	$(69,775)	$76,693	$21,636	$(68,100)	$89,736
The change to net income for the three and six months ended June 30, 2026 compared to net loss in the three and six months ended June 30, 2025, was primarily due to lower provision for credit losses, partially offset by the corresponding tax impact, during the three and six months ended June 30, 2026. See respective subsections below for the primary drivers of change and further discussion on net interest income, provision for credit losses, noninterest income, noninterest expenses, and income tax expenses.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	49

Table of Contents	Management's Discussion and Analysis | Results of Operations

When the impact of the provision is excluded, pre-provision net revenue ("PPNR"), a non-GAAP measure, was relatively flat at $29.1 million for the three months ended June 30, 2026, as compared to $30.7 million for the same period in 2025. PPNR was $56.7 million for the six months ended June 30, 2026, as compared to $59.1 million for the same period in 2025. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
The efficiency ratio, which measures the ratio of noninterest expense to total net revenue (the sum of net interest income and noninterest income), was 60.22% and 62.05%, respectively, for the three and six months ended June 30, 2026 compared to 58.59% and 60.06% for the three and six months ended June 30, 2025.
Net interest margin, which measures net interest income as a percentage of earning assets, was 2.52% and 2.49% for the three and six months ended June 30, 2026, an increase compared to 2.37% and 2.33%, respectively, for the three and six months ended June 30, 2025. For further information on the components and drivers of these changes, see the "Net Interest Income and Net Interest Margin" section below.
Loans, which generally have higher yields than securities and other earning assets, represented 68.7% and 68.8% of average earning assets for six months ended June 30, 2026 and 2025, respectively. Refer to the "Loan Portfolio" below for further discussion on loans.
Average investment securities for the six months ended June 30, 2026 was 17.8% of average earning assets compared to 19.1% for the six months ended June 30, 2025. Interest-bearing deposits with other banks represented 13.59% and 12.04% of average earning assets for six months ended June 30, 2026 and 2025, respectively.
The ratio of common equity to total assets increased to 11.91% as of June 30, 2026, compared to 10.78% as of December 31, 2025. For the three and six months ended June 30, 2026, the return on average assets ("ROAA") were 0.26% and 0.40%, respectively, compared to (2.33)% and (1.14)% for the periods in 2025. Total shareholders’ equity was $1.15 billion as of June 30, 2026, compared to $1.13 billion as of December 31, 2025, an increase of 2%. The return (loss) on average common equity for three and six months ended June 30, 2026 was 2.41% and 3.79%, respectively, compared to (22.35)% and (11.01)% for the same periods in 2025.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	50

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	For the Three Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest-bearing deposits with other banks and other short-term investments	$1,226,640	$10,978	3.59%	$1,377,966	$14,773	4.30%
Loans held for sale	40,356	910	9.04%	15,418	284	7.39%
Loans (1) (2)	6,888,734	105,448	6.14%	7,942,333	124,939	6.31%
Investment securities available-for-sale (2)	950,891	5,147	2.17%	1,233,206	6,491	2.11%
Investment securities held-to-maturity	830,921	4,096	1.98%	918,083	4,945	2.16%
Total interest earning assets	9,937,542	126,579	5.11%	11,487,006	151,432	5.29%

Noninterest earning assets	737,466			635,125
Less: allowance for credit losses	(151,328)			(133,036)
Total noninterest earning assets	586,138			502,089
Total assets	$10,523,680			$11,989,095

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction	$1,447,015	$9,379	2.60%	$1,489,056	$9,982	2.69%
Savings and money market	3,194,094	24,139	3.03%	3,461,918	29,634	3.43%
Time deposits	2,683,953	28,044	4.19%	3,367,907	39,296	4.68%
Total interest-bearing deposits	7,325,062	61,562	3.37%	8,318,881	78,912	3.80%
Customer repurchase agreements and federal funds purchased	—	—	—%	34,387	250	2.92%
Derivative collateral liability	14,834	60	1.62%	12,710	118	3.72%
Other short-term borrowings	60,440	583	3.87%	245,291	2,360	3.86%
Long-term borrowings	76,566	2,024	10.60%	76,236	2,016	10.61%
Total interest-bearing liabilities	7,476,902	64,229	3.45%	8,687,505	83,656	3.86%

Noninterest-bearing liabilities:
Noninterest-bearing demand	1,760,058			1,907,214
Other liabilities	133,356			142,124
Total noninterest-bearing liabilities	1,893,414			2,049,338

Shareholders’ equity	1,153,364			1,252,252
Total Liabilities and Shareholders’ Equity	$10,523,680			$11,989,095

Net interest income		$62,350			$67,776
Net interest spread			1.66%			1.43%
Net interest margin			2.52%			2.37%
Cost of funds			2.79%			3.17%

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	51

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest-bearing deposits with other banks and other short-term investments	$1,323,242	$23,667	3.61%	$1,380,890	$30,614	4.47%
Loans held for sale(1)	62,602	2,290	7.38%	7,836	284	7.31%
Loans (1) (2)	6,999,991	213,634	6.15%	7,938,038	251,075	6.38%
Investment securities available-for-sale (2)	969,537	10,334	2.15%	1,277,335	13,349	2.11%
Investment securities held-to-maturity	840,310	8,555	2.05%	925,938	9,999	2.18%
Total interest earning assets	10,195,682	258,480	5.11%	11,530,037	305,321	5.34%

Noninterest earning assets	736,237			616,889
Less: allowance for credit losses	(156,513)			(125,837)
Total noninterest earning assets	579,724			491,052
Total Assets	$10,775,406			$12,021,089

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction	$1,454,741	$18,696	2.59%	$1,429,165	$19,890	2.81%
Savings and money market	3,314,993	49,990	3.04%	3,571,459	62,023	3.50%
Time deposits	2,808,531	59,001	4.24%	3,160,661	74,210	4.73%
Total interest-bearing deposits	7,578,265	127,687	3.40%	8,161,285	156,123	3.86%
Customer repurchase agreements and federal funds purchased	—	—	—%	35,473	510	2.90%
Derivative collateral liability	11,309	117	2.09%	16,268	468	5.80%
Other short-term borrowings	30,387	584	3.88%	445,580	10,754	4.87%
Long-term borrowings	76,524	4,048	10.67%	76,191	4,041	10.70%
Total interest-bearing liabilities	7,696,485	132,436	3.47%	8,734,797	171,896	3.97%

Noninterest-bearing liabilities:
Noninterest-bearing demand	1,788,732			1,894,327
Other liabilities	139,699			144,410
Total noninterest-bearing liabilities	1,928,431			2,038,737

Shareholders’ equity	1,150,490			1,247,555
Total Liabilities and Shareholders’ Equity	$10,775,406			$12,021,089

Net interest income		$126,044			$133,425
Net interest spread			1.64%			1.37%
Net interest margin			2.49%			2.33%
Cost of funds			2.82%			3.26%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.9 million and $7.8 million for the three and six months ended June 30, 2026, respectively, and $3.6 million and $7.4 million for the three and six months ended June 30, 2025, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	52

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

Net interest income decreased in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to a larger decrease in interest-earning assets compared to interest-bearing liabilities. Additionally, average loan yields and yields on interest bearing deposits with other banks and short term investments were lower in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, partially offset by lower rates on interest-bearing liabilities.
Net interest margin was 2.52% for the three months ended June 30, 2026, an increase compared to 2.37% for the three months ended June 30, 2025. The cost of funds decreased by 38 basis points from 3.17% for the second quarter of 2025 to 2.79% for the second quarter of 2026, while the yield on interest-earning assets had a decrease of 18 basis points from 5.29% for the second quarter of 2025 to 5.11% for the second quarter of 2026.
Net interest margin was 2.49% for the six months ended June 30, 2026, an increase compared to 2.33% for the six months ended June 30, 2025. The cost of funds decreased by 44 basis points from 3.26% for the first half of 2025 to 2.82% for the first half 2026, while the yield on interest-earning assets had a decrease of 23 basis points from 5.34% for the first half of 2025 to 5.11% for the first half of 2026.
Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the period indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025			Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on:
Interest-bearing deposits with other banks and other short-term investments	$(1,623)	$(2,172)	$(3,795)	$(1,278)	$(5,669)	$(6,947)
Loans held for sale	626	—	626	1,984	22	2,006
Loans	(16,574)	(2,917)	(19,491)	(29,670)	(7,771)	(37,441)
Investment securities available-for sale	(1,486)	142	(1,344)	(3,217)	202	(3,015)
Investment securities held-to-maturity	(469)	(380)	(849)	(925)	(519)	(1,444)
Derivative collateral asset	—	—	—	—	—	—
Total interest income	(19,526)	(5,327)	(24,853)	(33,106)	(13,735)	(46,841)

Interest paid on:
Interest-bearing transaction	(282)	(321)	(603)	356	(1,550)	(1,194)
Savings and money market	(2,293)	(3,202)	(5,495)	(4,454)	(7,579)	(12,033)
Time deposits	(7,980)	(3,272)	(11,252)	(8,268)	(6,941)	(15,209)
Customer repurchase agreements	(118)	—	(118)	(510)	—	(510)
Derivative collateral liability	(142)	(48)	(190)	(143)	(208)	(351)
Other short-term borrowings	(1,778)	1	(1,777)	(10,020)	(150)	(10,170)
Long-term borrowings	9	(1)	8	18	(11)	7
Total interest expense	(12,584)	(6,843)	(19,427)	(23,021)	(16,439)	(39,460)
Net interest income	$(6,942)	$1,516	$(5,426)	$(10,085)	$2,704	$(7,381)

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	53

Table of Contents	Management's Discussion and Analysis | Results of Operations | Provision for Credit Losses

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
The table below presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for (reversal of) credit losses - loans	$21,900	$138,205	$35,406	$164,513
Provision for (reversal of) credit losses - HTM debt securities	(452)	(46)	(576)	(99)
Total Provision for credit losses	$21,448	$138,159	$34,830	$164,414

Net charge offs in ACL	$(47,922)	$(83,878)	$(73,869)	$(95,107)
The change in the provision for credit losses on the loan portfolio for the three and six months ended June 30, 2026 was primarily attributable to lower reserve build for individually assessed loans, a decline in loan balances year over year and a decrease in the office overlay.
Net charge-offs of $73.9 million during the six months ended June 30, 2026 represented 2.13% of average loans held for investment on an annualized basis, a decrease from net charge-offs of $95.1 million in the six months ended June 30, 2025, which represented 2.40% of average loans held for investment on an annualized basis.
During 2025, we began executing on a revised strategy for resolving criticized and classified loans with the goal of accelerating dispositions and reducing asset quality risk. In furtherance of this strategy, we continue to obtain updated valuations on the underlying collateral for certain loans and incorporate new information about borrower performance. These updated valuations reflect the rapidly changing commercial real estate market in the D.C. metro area. During the six months ended June 30, 2026, certain loans were transferred to loans held-for-sale ("HFS"),which resulted in charge-offs of $36.7 million to record those loans at their fair value at the time of transfer. The estimated fair value reflected current market participant pricing, including discounts associated with the loans’ credit quality, collateral values, market liquidity and the anticipated timing and structure of the disposition. We believe our actions during the current period reflect a disciplined approach to credit risk management that incorporates updated market and borrower data into our loss estimates.
The office overlay decreased in the six months ended June 30, 2026 relative to the six months ended June 30, 2025, impacted by updated assumptions associated with the PD and LGD rates as well as the migration of one sizable relationship to nonaccrual status that is now individually evaluated for a specific reserve. The office overlay for the six months ended June 30, 2026 reflects management’s assessment of continued uncertainty in the CRE office sector, as well as potential lag effects from interest-rate sensitivity, valuation declines, and refinancing risk. Management continues to monitor trends, including occupancy, capitalization rates, and market liquidity, across key metropolitan areas and may adjust qualitative reserves further as these factors evolve.
Management believes the current ACL is adequate and properly reflects the current asset quality profile, though further provision expense may be required if collateral values or borrower performance deteriorate.
The provision for credit losses for the held-to-maturity securities portfolio was recorded primarily on several corporate bonds. During the three and six months ended June 30, 2026, there was a reversal of provision for credit losses of $452 thousand and $576 thousand, respectively, for the held-to-maturity securities portfolio, compared to a reversal of provision expense of $46 thousand and $99 thousand, respectively, for the three and six months ended June 30, 2025.
The provision for credit losses for unfunded commitments is presented separately on the Consolidated Statements of Operations. This provision considers the probability that unfunded commitments will fund, among other factors. There was a provision expense of $8.0 thousand and a reversal of provision of $1.8 million, respectively, for the three and six months ended June 30, 2026, compared to a provision expense of $1.8 million and a provision expense of $1.5 million, respectively, for the three and six months ended June 30, 2025, primarily due to a reduction in unfunded loan balances during the current period.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	54

Table of Contents	Management's Discussion and Analysis | Results of Operations | Provision for Credit Losses

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

	For the Three Months Ended June 30,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Service charges on deposits	$1,733	$1,771	$(38)	(2)%
Gain (loss) on sale of loans	2,291	—	2,291	—%
Net gain (loss) on sale of investment securities	266	(1,854)	2,120	(114)%
Increase in the cash surrender value of bank-owned life insurance	5,672	5,161	511	10%
Other income	797	1,336	(539)	(40)%
Total	$10,759	$6,414	$4,345	68%

	For the Six Months Ended June 30,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Service charges on deposits	$3,465	$3,514	$(49)	(1)%
Gain (loss) on sale of loans	5,841	—	5,841	—%
Net gain (loss) on sale of investment securities	269	(1,850)	2,119	(115)%
Increase in the cash surrender value of bank-owned life insurance	11,351	9,443	1,908	20%
Other income	2,541	3,514	(973)	(28)%
Total	$23,467	$14,621	$8,846	61%
The increase in total noninterest income in the second quarter of 2026 as compared to the second quarter of 2025 was primarily due to higher gains on the sale of HFS loans and net gains on calls of certain investment securities.
The increase in total noninterest income in the first half of 2026 as compared to the first half of 2025 was primarily due to higher gains on the sale of HFS loans, net gains on calls of certain investment securities and increases in the BOLI earnings.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	55

Table of Contents	Management's Discussion and Analysis | Results of Operations | Noninterest Expense

Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance assessments and other expenses. The table below summarizes the comparative noninterest expense.

	For the Three Months Ended June 30,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$23,366	$21,940	$1,426	6%
Premises and equipment expenses	2,445	3,019	(574)	(19)%
Marketing and advertising	1,161	1,144	17	1%
Data processing	4,257	4,293	(36)	(1)%
Legal, accounting and professional fees	4,783	1,550	3,233	209%
FDIC insurance	4,862	8,077	(3,215)	(40)%
Other expenses	3,154	3,447	(293)	(9)%
Total	$44,028	$43,470	$558	1%

	For the Six Months Ended June 30,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$46,613	$43,908	$2,705	6%
Premises and equipment expenses	4,978	6,222	(1,244)	(20)%
Marketing and advertising	2,029	2,515	(486)	(19)%
Data processing	8,461	8,271	190	2%
Legal, accounting and professional fees	9,095	4,672	4,423	95%
FDIC insurance	11,871	17,039	(5,168)	(30)%
Other expenses	9,721	6,294	3,427	54%
Total	$92,768	$88,921	$3,847	4%
The modest increase in total noninterest expense for the second quarter of 2026 as compared to the second quarter of 2025 was primarily due to higher legal, accounting and professional fees and an increase in salaries and employee benefits, partially offset by lower FDIC insurance expense.
The increase in total noninterest expense for the first half of 2026 as compared to the first half of 2025 was primarily due to higher legal, accounting and professional fees, valuation adjustment on the remaining HFS portfolio and an increase in salaries and employee benefits, partially offset by lower FDIC insurance expense.
The major components of other expenses include regulatory assessment fees, director compensation, real estate taxes, and insurance expenses. Additionally, when applicable, other expenses also include valuation adjustments and any disposition costs related to HFS loans.
As a percentage of average assets, total noninterest expense (annualized) was 1.68% and 1.74%, respectively for the three and six months ended June 30, 2026 as compared to 1.45% and 1.48%, respectively, in the three and six months ended June 30, 2025.
Income Tax Expense
For the three and six months ended June 30, 2026, income tax expense was $707 thousand and $2.0 million, respectively, compared to income tax benefit of $39.4 million and $38.7 million, respectively, for the three and six months ended June 30, 2025. The increase in income tax expense was primarily due to the change from a loss to income position from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026.
The effective tax rate for the three and six months ended June 30, 2026 was 9.27% and 8.65%, respectively. The effective tax rate represents the percentage of income tax expense against the pre-tax income in the three and six months ended June 30, 2026. The effective tax rate for the first half of 2026 varies from the 21% statutory rate primarily due to the tax benefit from the low-income housing tax credit equity investment, tax-exempt interest income and tax-exempt income from the increase in the cash surrender value of BOLI.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	56

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis

Balance Sheet Analysis
Overview
This section discusses our condensed consolidated balance sheets and should be read together with our consolidated financial statements and the accompanying notes.

	As of
	June 30, 2026	December 31, 2025	Change
Assets
Cash and cash equivalents (1)	$625,743	$695,693	$(69,950)
Investment securities (2)	1,719,061	1,831,550	(112,489)
Loans held for sale	49,663	90,650	(40,987)
Loans held for investment, at amortized cost	6,622,435	7,280,459	(658,024)
Less: Allowance for credit losses	(121,141)	(159,604)	38,463
Loans held for investment, net of allowance	6,501,294	7,120,855	(619,561)
Deferred income taxes	134,077	132,330	1,747
Bank-owned life insurance	345,469	335,177	10,292
Other assets (3)	283,607	290,948	(7,341)
Total Assets	$9,658,914	$10,497,203	$(838,289)

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,567,336	$1,433,952	$133,384
Interest-bearing transaction	973,651	1,038,154	(64,503)
Savings and money market	3,061,987	3,624,813	(562,826)
Time deposits	2,582,123	3,036,687	(454,564)
Total deposits	8,185,097	9,133,606	(948,509)
Borrowings	176,593	76,428	100,165
Other liabilities (4)	146,718	155,886	(9,168)
Total Liabilities	8,508,408	9,365,920	(857,512)
Shareholders’ Equity	1,150,506	1,131,283	19,223
Total Liabilities and Shareholders’ Equity	$9,658,914	$10,497,203	$(838,289)
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
The decrease in total assets as of June 30, 2026 from December 31, 2025 was primarily due to lower cash balances and declines in securities and loans balances from sales, maturities and paydowns.
Investment securities, net of the allowance for credit losses, were $1.72 billion as of June 30, 2026 as compared to $1.83 billion as of December 31, 2025, a 6% decrease, primarily driven by maturities, calls and paydowns on both AFS and HTM securities. Cash flows from the securities portfolio are expected to be managed flexibly, including selective paydowns of brokered funding, while allowing for limited and opportunistic reinvestment in the securities portfolio.
Loans held for investment ("HFI") decreased by $658.0 million (from $7.3 billion as of December 31, 2025 to $6.6 billion as of June 30, 2026) while HFS loans decreased by $41.0 million. Refer to the "Loan Portfolio", "Loan Maturity" and other loans-related sections below for further discussion on loans.
Total shareholders’ equity as of June 30, 2026 was $1.15 billion as compared to $1.13 billion as of December 31, 2025, a 2% increase. The increase in shareholders’ equity was primarily due to net income of $21.6 million, offset by cash dividends of $0.6 million, and $4.3 million in other comprehensive loss. The ratio of common equity to total assets was 11.91% as of June 30, 2026 as compared to 10.78% as of December 31, 2025. Book value per share was $37.73 as of June 30, 2026, a 1.26% increase from $37.26 as of December 31, 2025.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	57

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis

In order to be considered well-capitalized, the Bank must have a common equity tier one capital ("CET1") risk based capital ratio of 6.5%, a Tier 1 risk-based ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. The Company and the Bank exceeded all these requirements and satisfy the capital conservation buffer of 2.5% of CET1 capital as of June 30, 2026. Failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.
The Company's capital ratios remain substantially in excess of regulatory minimums and buffer requirements. The total risk based capital ratio was 15.84% as of June 30, 2026, as compared to 14.33% as of December 31, 2025. The CET1 risk based capital ratio was 14.58% as of June 30, 2026, as compared to 13.07% as of December 31, 2025. The tier 1 risk based capital ratio was 14.58% as of June 30, 2026, as compared to 13.07% as of December 31, 2025. The tier 1 leverage ratio was 11.22% as of June 30, 2026, as compared to 9.72% as of December 31, 2025. Refer to "Capital Resources and Adequacy" section below for further discussion on our capital.
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
Loans held for investment were $6.6 billion as of June 30, 2026, as compared to $7.3 billion as of December 31, 2025, a decrease of $658.0 million or 9.0%. During the period ended June 30, 2026, certain loans, primarily income producing commercial real estate loans, were reclassified from HFI to HFS loans. This reclassification resulted in net charge-offs of $36.7 million in order to bring the loans to the lower of cost or fair value of $238.5 million at the time of transfer. During the first half of 2026, 18 HFS loans were sold, resulting in a gain of $5.8 million. There were $49.7 million in HFS loans as of June 30, 2026, compared to $90.7 million as of December 31, 2025.
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
The Bank has a large portion of its loan portfolio related to real estate, with 76% consisting of commercial real estate and real estate construction loans as of June 30, 2026. Non-owner occupied commercial real estate and commercial and residential construction represented 49% of the loan portfolio while the remaining 27% is represented by the "owner occupied - commercial real estate" and "construction - C&I (owner occupied)" loans.
The table below presents loans, net of amortized deferred fees and costs by major category.

	As of
	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,540,766	23%	$1,338,486	18%
Income producing - commercial real estate	2,729,383	41%	3,350,718	46%
Owner occupied - commercial real estate	1,660,748	25%	1,602,124	22%
Real estate mortgage - residential	35,535	1%	37,100	1%
Construction - commercial and residential	523,121	8%	795,400	11%
Construction - C&I (owner occupied)	88,458	1%	108,468	1%
Home equity	43,479	1%	47,448	1%
Other consumer	945	—%	715	—%
Total loans	6,622,435	100%	7,280,459	100%
Less: allowance for credit losses	(121,141)		(159,604)
Loans, net(1)	$6,501,294		$7,120,855
(1)Excludes accrued interest receivable of $30.8 million and $35.9 million as of June 30, 2026 and December 31, 2025, respectively, which is recorded in other assets.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	58

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

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
As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $4.9 billion and $5.7 billion, or 73.6% and 78.3% of total loans, of amortized cost outstanding as of June 30, 2026 and December 31, 2025, respectively. Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. Income producing CRE loans collateralized by office properties comprised approximately $533.2 million and $576.1 million, or 8.1% and 7.9% of total loans, as of June 30, 2026 and December 31, 2025, respectively.
Office loans within Washington, D.C., Washington's Maryland Suburbs and Northern Virginia were $503.4 million and $545.8 million, or 7.6% and 7.5% of total loans, as of June 30, 2026 and December 31, 2025, respectively.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	59

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

The chart below displays the geographic concentration of income producing - CRE office loans in our loan portfolio, as percentage of total principal balance.

Central business district of Washington, D.C.	Washington, D.C. (outside of the central business district)

Washington's Maryland Suburbs	Northern Virginia
The table below summarizes the Company's income producing - commercial real estate loans, at principal balance, by collateral location and type.

	As of June 30, 2026
		Maryland		Virginia
(dollars in thousands)	Washington, D.C.	Washington, D.C. Suburbs	Other	Northern Virginia	Other	Other	Total	Percent of Total
Collateral Type:
Hotel & motel	$146,910	$70,103	$87,020	$48,592	$—	$20,407	$373,032	14%
Industrial	836	57,064	23,743	31,618	10,229	—	123,490	5%
Mixed use	99,531	43,647	2,995	6,658	20,519	4,834	178,184	6%
Multifamily	297,763	149,850	297	92,495	108,546	43,821	692,772	25%
Office	119,110	167,594	4,473	217,334	25,344	—	533,855	19%
Retail	56,776	59,540	54,200	42,528	21,353	2,448	236,845	9%
Single / 1-4 Family & Res. Condo	53,156	5,269	1,831	4,094	6,249	3,962	74,561	2%
Other (1)	177,356	119,715	9,763	190,889	5,388	17,791	520,902	20%
Total	$951,438	$672,782	$184,322	$634,208	$197,628	$93,263	$2,733,641	100%
Percent of total	35%	25%	7%	23%	7%	3%	100%

Percent of Principal by Loan Size:
Less than $1 million	2%	3%	2%	3%	2%	2%
$1 million to $5 million	11%	11%	17%	8%	7%	16%
$5 million to $10 million	5%	7%	18%	7%	12%	29%
$10 million to $25 million	22%	13%	23%	39%	38%	14%
$25 million to $50 million	36%	25%	40%	30%	13%	39%
Greater than $50 million	24%	41%	—%	13%	28%	—%
Total	100%	100%	100%	100%	100%	100%
(1)Primarily includes commercial real estate loans with land, storage, and healthcare collateral.
As of June 30, 2026 and December 31, 2025, $77.1 million and $107.9 million, respectively, of principal of CRE loans collateralized by office properties were criticized or classified.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	60

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

The table below displays income producing - commercial real estate loans, at principal, that are criticized or classified by collateral type.

	As of
	June 30, 2026			December 31, 2025
(dollars in thousands)	Special Mention	Substandard	Total	Special Mention	Substandard	Total
Hotel & motel	$35,875	$—	$35,875	$6,275	$—	$6,275
Industrial	—	—	—	2,697	—	2,697
Mixed use	—	34,070	34,070	50,299	69,797	120,096
Multifamily	79,228	204,942	284,170	43,201	132,419	175,620
Office	10,827	66,264	77,091	23,705	84,185	107,890
Retail	—	17,173	17,173	—	12,424	12,424
Single / 1-4 Family & Res. Condo	—	4,537	4,537	—	5,747	5,747
Other	56,196	30,360	86,556	59,838	69,119	128,957
Total	$182,126	$357,346	$539,472	$186,015	$373,691	$559,706
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

	As of June 30, 2026
(dollars in thousands)	Total	One Year or Less	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,540,766	$427,662	$944,540	$144,722	$23,842
Income producing - commercial real estate (1)	2,729,383	1,586,287	982,387	160,709	—
Owner occupied - commercial real estate	1,660,748	61,555	846,326	460,181	292,686
Real estate mortgage - residential	35,536	11,150	16,553	822	7,011
Construction - commercial and residential	523,121	440,234	82,887	—	—
Construction - C&I (owner occupied)	88,457	2,876	16,581	8,211	60,789
Home equity	43,479	1,382	130	1,998	39,969
Other consumer	945	576	71	15	283
Total loans	$6,622,435	$2,531,722	$2,889,475	$776,658	$424,580

Loans with:
Predetermined fixed interest rate	$1,940,402	$556,075	$1,027,522	$285,306	$71,499
Floating or adjustable interest rate	4,682,033	1,975,647	1,861,953	491,352	353,081
Total loans	$6,622,435	$2,531,722	$2,889,475	$776,658	$424,580
(1)Income producing CRE office loans with total principal of $533.9 million and multifamily loans with total principal of $692.8 million as of June 30, 2026 are included within income producing - commercial real estate. The charts below represent their maturities schedules.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	61

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Maturity

Allowance for Credit Losses
The ACL is an estimate based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank. A full discussion of the accounting for ACL is contained in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements and activity in the ACL is contained in "Note 4 – Loans and Allowance for Credit Losses" to the Consolidated Financial Statements. Also, refer to "Critical Accounting Policies and Estimates" above for further discussion of the methodology which management employs to maintain an adequate ACL, as well as "Provision for Credit Losses" above for a discussion of the Company's calculation of the provision for credit losses during the six months ended June 30, 2026 and 2025.
The ACL for loans as of June 30, 2026 was $121.1 million, which reflected a decrease of $38.5 million from $159.6 million as of December 31, 2025. The ACL represented 1.83% of total loans as of June 30, 2026 as compared to 2.19% as of December 31, 2025.
Management believes the ACL as of June 30, 2026 remains adequate to absorb estimated losses inherent in the portfolio following the loss recognition on high-risk loans concentrated in the commercial real estate segment. The losses recognized in the first half of 2026 were primarily due to the transfer of certain loans to HFS, loss mitigation activities and the incorporation of new information about borrower performance. As of June 30, 2026, the allowance represented 109% of nonperforming loans as compared to 149% as of December 31, 2025. The decrease in the ACL for loans at June 30, 2026 compared to December 31, 2025, was primarily due to charge-offs of previously reserved amounts and a decrease in the office overlay, partially offset by updated assumptions in the CECL model calculation.
As part of its comprehensive loan review process, the Bank’s Risk Committee evaluates loans that are past due 30 days or more. The Committee makes an assessment of the conditions and circumstances surrounding delinquent and potential problem loans. The Bank’s loan policy requires that loans be placed on nonaccrual if they are 90 days past due or if their collection is deemed to be doubtful, unless they are well secured and in the process of collection. The Credit Administration department analyzes the status of development and construction projects, including sales activities and utilization of interest reserves in order to assess potential increased levels of risk which may require additional reserves.
As of June 30, 2026 and December 31, 2025, the Company had $111.1 million and $106.9 million, respectively, of loans classified as nonperforming. Please refer to the "Nonperforming Assets" section for a discussion of problem and potential problem assets. Refer to "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company’s policy regarding individual evaluation of loans to record a provision for expected credit losses.
As of June 30, 2026 and December 31, 2025, loans rated special mention had an amortized cost of $274.2 million and $268.9 million, respectively, and loans rated substandard had an amortized cost of $459.8 million and $514.5 million, respectively. The decrease in substandard loans was primarily attributable to transfer of certain loans to HFS, as previously discussed, and the payoff in full of certain loans, partially offset by additional downgrades. These downgrades were substantially from loans previously rated watch or special mention.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	62

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses

As of June 30, 2026, 100% and 66% of special mention and substandard loans, respectively, were current, with the remainder either 30 or more days past due or nonperforming. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny. Additionally, the Company's credit loss allowance methodology incorporates increased reserve factors for office loans considered potential problem loans as compared to the general portfolio.
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
The table below presents activity in the allowance for credit losses.

	For the Six Months Ended June 30,
(dollars in thousands)	2026	2025
Balance at beginning of period	$159,604	$114,390
Charge-offs:
Commercial	(13,921)	(968)
Income producing - commercial real estate	(49,527)	(74,195)
Owner occupied - commercial real estate	(2,926)	(9,797)
Real estate mortgage - residential	(80)	—
Construction - commercial and residential	(8,703)	(10,703)
Other consumer	—	(35)
Total charge-offs	(75,157)	(95,698)

Recoveries:
Commercial	122	215
Income producing - commercial real estate	1,123	329
Owner occupied - commercial real estate	37	47
Construction - commercial and residential	6	—
Total recoveries	1,288	591
Net charge-offs	(73,869)	(95,107)
Provision for credit losses - loans	35,406	164,513
Balance at end of period	$121,141	$183,796

Annualized ratio of net charge-offs to average loans outstanding during the period	2.13%	2.40%
The allocation of the allowance as of June 30, 2026 includes the allowance for credit losses of $18.5 million against individually assessed loans of $111.1 million, as compared to allowance for credit losses of $19.6 million against individually assessed loans of $106.9 million as of December 31, 2025. In addition, the Company's performing office coverage ratio, which calculates the ACL attributable to loans collateralized by performing office properties as a percentage of total loans, was 7.22% and 12.89% as of June 30, 2026 and December 31, 2025, respectively. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance to absorb losses in any category. The Company has updated its allocation methodology to better reflect the ACL attributable to loan categories and collateral types. Conforming changes have been made to prior period amounts. These reclassifications had no effect on net income (loss) or shareholders' equity.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	63

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses

The table below displays the allocation of the ACL by loan category and the percentage of allowance in each category.

	As of
	June 30, 2026			December 31, 2025
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$28,673	24%	23%	$26,607	17%	18%
Income producing - commercial real estate	68,824	57%	41%	98,707	62%	46%
Owner occupied - commercial real estate	17,186	14%	25%	20,719	13%	22%
Real estate mortgage - residential	305	—%	1%	339	—%	1%
Construction - commercial and residential	4,407	4%	8%	11,171	7%	11%
Construction - C&I (owner occupied)	1,112	1%	1%	1,515	1%	1%
Home equity	605	—%	1%	519	—%	1%
Other consumer	29	—%	—%	27	—%	—%
Total	$121,141	100%	100%	$159,604	100%	100%
The table below displays the allocation of the ACL specific to income producing - commercial real estate loans by collateral type.

	As of
	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Hotel & motel	$5,577	8%	$3,934	4%
Industrial	1,662	2%	1,359	1%
Mixed use	2,569	4%	2,627	3%
Multifamily	6,711	10%	7,468	8%
Office	38,978	57%	71,364	72%
Retail	5,909	8%	2,791	3%
Single / 1-4 Family & Res. Condo	725	1%	885	1%
Other	6,693	10%	8,279	8%
Total ACL - Income producing - commercial real estate loans	$68,824	100%	$98,707	100%
Nonperforming Assets
The Company’s nonperforming assets are comprised of the amortized cost of nonaccrual HFI loans, which includes the nonperforming portion of loan modifications, and the carrying value of other real estate owned ("OREO"). Nonperforming assets totaled $113.1 million as of June 30, 2026, representing 1.17% of total assets, as compared to $109.0 million as of December 31, 2025, representing 1.04% of total assets. The increase was primarily due to the migration of previously substandard-rated CRE relationships to nonaccrual status, partly offset by charge offs of nonaccrual loans as well as by loans transferred to HFS. As of June 30, 2026, nonaccrual HFS loans totaling $25.6 million were excluded from nonperforming assets since they are carried at the lower of cost or fair value and are not reflected in credit metrics.
Total nonperforming loans had an amortized cost of $111.1 million as of June 30, 2026, representing 1.68% of total loans, compared to $106.9 million as of December 31, 2025, representing 1.47% of total loans. The Company had no accruing loans that were 90 days or more past due as of June 30, 2026 and December 31, 2025. Management prioritizes remaining attentive to early signs of deterioration in borrowers’ financial conditions and to taking action designed to mitigate risk. The Company places loans on nonaccrual status if it deems collection to be doubtful.
Under the CECL standard, loans that no longer share similar risk characteristics with their assigned segment—due to credit deterioration, increased collateral dependency, or other factors—are evaluated on an individual basis. The Company individually assesses all nonaccrual loans and may also individually evaluate other loans or groups of

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	64

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Nonperforming Assets

loans when it is probable that not all contractual amounts will be collected. Expected credit losses on individually assessed loans are measured using either the fair value of collateral or discounted cash flow methods. For collateral-dependent loans, including those for which foreclosure is probable or repayment is expected substantially through the sale or operation of the collateral, the ACL is based on the difference between the asset’s amortized cost basis and the net realizable value of the collateral, adjusted for estimated selling costs, commissions, senior liens, and other factors; the ACL may be zero when collateral value exceeds amortized cost. For loans that are not collateral dependent but have experienced structural concessions and are expected to continue making payments, expected credit losses are measured using discounted cash flows over the expected life of the loan at the original contractual interest rate, with adjustments for default risk. Based on management’s analysis of portfolio risk, the Company believes its ACL, which totaled 1.83% of total loans as of June 30, 2026, is adequate to absorb expected credit losses at that date.
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
In evaluating whether a new valuation is warranted, we consider a range of factors, including trends in local property markets, changes in capitalization rates and lease terms, the availability and terms of financing for comparable properties, and observable shifts in supply-demand dynamics. We also assess property-specific factors such as deferred maintenance or improvements, current lease and tenant information, zoning or regulatory changes, environmental matters, and other conditions that may materially influence value. Passage of time alone does not drive our valuation decisions; rather, we apply a judgment-based framework informed by current market data and asset-specific analysis.
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
During the six months ended June 30, 2026, the Bank modified 27 loans with a total amortized cost of $70.0 million as of June 30, 2026 (1.1% of the loan portfolio). These loans received extended loan terms of between approximately 3 to 32 months.
As of June 30, 2026, the payment status of 35 loans that were modified in the preceding twelve months, included 19 loans with a total amortized cost basis $115.9 million that were performing under their modified terms and 15 loans with a total amortized cost basis of $26.9 million that were on nonaccrual status.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	65

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Nonperforming Assets

demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing.
Included in nonperforming assets as of June 30, 2026 was OREO of $2.0 million, consisting of two foreclosed properties, which slightly decreased compared to OREO of $2.1 million, consisting of three foreclosed properties as of December 31, 2025. OREO properties are carried at the lower of cost or at fair value less estimated costs to sell.
It is the Company's policy to generally obtain third party appraisals prior to foreclosure and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company obtains updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, a scenario in which the Company is considering legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There was one OREO sale in the first half of 2026 and two sales in the first half of 2025, generating proceeds of $360 thousand and $772 thousand, respectively.
The table below presents the amounts of nonperforming assets, including loans at amortized cost and OREO at the lower of cost or fair value less estimated costs to sell.

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual Loans:
Commercial	$24,768	$18,099
Income producing - commercial real estate	75,122	62,537
Owner occupied - commercial real estate	5,093	7,937
Real estate mortgage - residential	552	579
Construction - commercial and residential	4,952	17,394
Home equity	637	351
Total nonperforming loans(1)	111,124	106,897
Other real estate owned	1,966	2,059
Total nonperforming assets	$113,090	$108,956

Coverage ratio: allowance for credit losses to total nonperforming loans	109%	149%
Ratio of nonperforming loans to total loans	1.68%	1.47%
Ratio of nonperforming assets to total assets	1.17%	1.04%
(1)     Excludes nonaccrual HFS loans totaling $25.6 million and $90.7 million as of June 30, 2026 and December 31, 2025, respectively.
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
As of June 30, 2026, the cash surrender value of BOLI totaled $345.5 million, compared to $335.2 million as of December 31, 2025. The increase reflects net earnings on the BOLI policies during 2026.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	66

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Deposits and Other Borrowings

The table below presents the Bank’s deposit composition by balance and percentage.

	As of
	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing demand	$1,567,336	19%	$1,433,952	16%
Interest-bearing transaction	973,651	12%	1,038,154	11%
Savings and money market	3,061,987	37%	3,624,813	40%
Time deposits	2,582,123	32%	3,036,687	33%
Total	$8,185,097	100%	$9,133,606	100%
For the six months ended June 30, 2026, deposits decreased primarily due to lower balances in savings and money market accounts and brokered time deposits and a shift in funding mix.
No single depositor represented more than 10% of total deposits as of June 30, 2026. The ten largest depositors not associated with brokered pass-through relationships represented approximately 17% of total deposits as of June 30, 2026. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end balances compared to average deposit balances.
The Bank offers brokered time deposits generally in denominations of less than $250 thousand from brokerage networks. The Bank participates in CDARS and the ICS programs within IntraFi Network, LLC ("IntraFi"), which provide for reciprocal ("two-way") transactions among banks to maximize FDIC insurance. ICS also allows for the sale of deposits into the IntraFi Network ("One-Way Sale") which provides FDIC insurance for the depositor without reciprocal deposits returned to the Bank. Deposits sold through the IntraFi One-Way Sale process are not included in the Bank’s deposit totals. The sale of ICS deposits allows the Bank to moderate the fluctuation of deposit balances. As of June 30, 2026, the Bank sold de minimis deposits through the IntraFi One-Way Sale network. The total of reciprocal deposits as of June 30, 2026 was $1.4 billion (17% of total deposits) as compared to $1.7 billion (19% of total deposits) as of December 31, 2025. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs. The Bank also is able to receive one way CDARS deposits and participates in IntraFi’s Insured Network Deposit Program ("IND"). The Bank had $134.3 million and $385.7 million of IND brokered deposits as of June 30, 2026 and December 31, 2025, respectively. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, or if aggregate funding available to banks changes due to changes in the marketplace, we may experience an outflow of brokered deposits or difficulty with obtaining them in the future. In that event, we would be required to obtain alternate sources for funding, which may increase our cost of funds and negatively impact our net interest margin.
We have used brokered deposits and intend to continue to use brokered deposits as one of our funding sources. As of June 30, 2026, total brokered deposits were $2.6 billion, or 32% of total deposits, compared to $3.3 billion, or 36% as of December 31, 2025. These brokered deposits were comprised of savings, money market and other interest-bearing transaction accounts of $1.9 billion and $2.4 billion, and time deposits of $0.7 billion and $0.9 billion as of June 30, 2026 and December 31, 2025, respectively. The Company uses the Call Report definitions for regulatory reporting by the Bank to classify its deposits as brokered deposits. As of June 30, 2026 and December 31, 2025, total deposits included estimated totals of $2.27 billion and $2.25 billion of uninsured deposits, which represented 28% and 25% of total deposits, respectively.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) as of June 30, 2026 and December 31, 2025.
The Company had $100.0 million outstanding balances in FHLB advances as of June 30, 2026 and none as of December 31, 2025. Outstanding FHLB advances are collateralized by specific loan assets pledged.
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes"). As of June 30, 2026 and December 31, 2025, the carrying value of these 2029 Senior Notes were $76.6 million and $76.4 million, respectively, which reflected $1.1 million and $1.2 million, respectively, in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	67

Table of Contents	Management's Discussion and Analysis | Commitments and Contractual Obligations

Commitments and Contractual Obligations
The table below displays the loan commitments outstanding and lines and letters of credit.

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Unfunded loan commitments	$1,465,707	$1,482,325
Unfunded lines of credit	81,971	79,232
Letters of credit	53,404	61,319
Total	$1,601,082	$1,622,876
Various commitments to extend credit are made in the normal course of banking business. Letters of credit are also issued for the benefit of customers. These commitments are subject to loan underwriting standards and geographic boundaries consistent with the Company’s loans outstanding.
Unfunded loan commitments are agreements whereby the Bank has made a commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract and the borrower has accepted the commitment in writing. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. As of June 30, 2026, there were no material unfunded loan commitments to borrowers whose existing loans were considered criticized and classified loans. Collateral obtained varies and may include certificates of deposit, accounts receivable, inventory, property and equipment, residential and CRE. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.
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
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. As of June 30, 2026, primary sources of liquidity were $2.2 billion, comprising interest-bearing deposits with other banks and other short-term investments and unencumbered securities. Secondary sources of liquidity as of June 30, 2026 were $1.9 billion, which included the FHLB and FRB unused availability. As of June 30, 2026, under the Company's liquidity formula, it had $4.16 billion of primary and secondary liquidity sources. Management believes the amount is adequate to meet current and projected funding needs.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	68

Table of Contents	Management's Discussion and Analysis | Liquidity Management

The table below summarizes the Company's primary and secondary sources of liquidity available.

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Primary sources of liquidity available:
Cash and cash equivalents(1)	$625,743	$695,693
Unencumbered securities	1,616,593	1,289,474
Total primary sources of liquidity available	2,242,336	1,985,167

Secondary sources of liquidity available:
FHLB secured borrowings(2)	719,130	1,349,351
FRB secured borrowings	1,195,914	1,373,872
Total secondary sources of liquidity available	1,915,044	2,723,223

Total liquidity available	$4,157,380	$4,708,390
(1)Consists of cash and due from banks, interest-bearing deposits with banks, and other short-term investments.
(2)Reduced by $173.4 million as of June 30, 2026 and $12.4 million as of December 31, 2025, respectively, due to borrowing and the issuance of letters of credit.
As of June 30, 2026, the Bank was eligible to draw advances from the FHLB up to $893.0 million based on assets pledged as collateral to the FHLB, against which the Bank borrowed $100.0 million as of June 30, 2026.
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
The Bank's aggregate borrowing capacity as of June 30, 2026 was $3.5 billion, which consists of $719.1 million borrowing capacity from FHLB, $1.2 billion borrowing capacity from the Federal Reserve's Discount Window as discussed above, and $1.6 billion of unencumbered securities available to pledge to the FHLB or Discount Window.
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
There is a risk that the cost of funds will increase significantly as the Bank competes for deposits or that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and federal funds lines of credit to offset a decline in deposits in the short run, but the use of such sources may negatively impact net interest margin and earnings. Funding costs remain elevated relative to periods preceding the current rate cycle; however, they declined year over year and contributed to the increase in net interest margin.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	69

Table of Contents	Management's Discussion and Analysis | Capital Resources and Adequacy

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
Construction, land and land development loans represented 66.2% of total capital as of June 30, 2026, compared to 92.1% as of December 31, 2025. As of June 30, 2026 the Company no longer exceeded the total commercial real estate loans threshold as those loans represented 267.6% of total capital, compared to 336.6% as of December 31, 2025. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio.
Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, as our commercial real estate concentration fluctuates each quarter, we may be required to maintain higher levels of capital, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company seeks to manage the risks relating to commercial real estate and its capital adequacy through the development and implementation of its Capital Policy and Capital Plan, the preparation of pro forma projections including stress testing and the development of internal minimum targets for regulatory capital ratios that are subject to approval by the Board and in excess of well capitalized ratios.
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
As of June 30, 2026, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital and the qualifying portion of the ACL. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET1 ratio is the Tier 1 capital ratio but excluding preferred stock.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	70

Table of Contents	Management's Discussion and Analysis | Capital Resources and Adequacy

The FRB and the FDIC have adopted the Basel III Rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the Basel III Rules, the Company and Bank are required to maintain a CET1 ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, or 8.5% with the fully phased in capital conservation buffer; a minimum total capital to risk-weighted assets ratio of 10.5% with the fully phased-in capital conservation buffer; and a minimum leverage ratio of 4.0%. The Basel III Rules also increased risk weights for certain assets and off-balance-sheet exposures. As of June 30, 2026, the Company and the Bank exceeded all these thresholds.
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
The table below presents the actual capital amounts and ratios for the Company and Bank.

	Company		Bank		Minimum Required For Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Regulations (2)
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
	As of June 30, 2026
CET1 capital (to risk weighted assets)	$1,186,828	14.58%	$1,210,564	14.95%	7.00%	6.50%
Total capital (to risk weighted assets)	1,288,840	15.84%	1,312,082	16.20%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,186,828	14.58%	1,210,564	14.95%	8.50%	8.00%
Tier 1 capital (to average assets)	1,186,828	11.22%	1,210,564	11.49%	4.00%	5.00%

	As of December 31, 2025
CET1 capital (to risk weighted assets)	$1,170,352	13.07%	$1,190,094	13.37%	7.00%	6.50%
Total capital (to risk weighted assets)	1,282,913	14.33%	1,302,018	14.63%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,170,352	13.07%	1,190,094	13.37%	8.50%	8.00%
Tier 1 capital (to average assets)	1,170,352	9.72%	1,190,094	9.92%	4.00%	5.00%
(1)The risk-based ratios reflect the minimum requirement plus the capital conservation buffer of 2.50%.
(2)Applies to the Bank only.
Federal bank and holding company regulations, as well as Maryland law, impose certain restrictions on capital distributions, including dividend payments and share repurchases by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. The Company announced a regular quarterly cash dividend on July 22, 2026 of $0.01 per share to shareholders of record on August 6, 2026, payable on August 17, 2026. The quarterly cash dividend amount was reduced to $0.01 in the fourth quarter of 2025 to preserve capital as the Company addresses asset quality matters.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	71

Table of Contents	Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits.
The loan portfolio decreased 9.0% during the first half of 2026. The re-pricing duration on the loan portfolio was 9 months as of June 30, 2026 and 9 months as of December 31, 2025, with fixed-rate loans amounting to 29.2% and 33.4% of total loans as of June 30, 2026 and December 31, 2025, respectively. Variable and adjustable rate loans comprised 70.8% and 66.6% of total loans as of June 30, 2026 and December 31, 2025, respectively. Variable rate loans are generally indexed to the Secured Overnight Funding Rate ("SOFR") or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The table below presents the percentage mix of securities in the investment portfolio.

	As of
	June 30, 2026	December 31, 2025
Mortgage-backed securities	69%	69%
U.S. agency securities	18%	18%
Municipal bonds	7%	6%
Corporate bonds	6%	7%
Total	100%	100%
Duration of the investment portfolio (in years)	3.6	3.8
In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of MBS. Further, the Company has been principally collecting cash flows from the investment portfolio to reduce brokered deposits. As of June 30, 2026, the amortized cost less allowance of the investment portfolio decreased by $110.4 million, or 5.8%, as compared to the balance as of December 31, 2025.
The duration of the deposit portfolio decreased to 13 months as of June 30, 2026 from 22 months as of December 31, 2025. This decrease was attributable to a shift in deposit mix and modeling assumption updates. The Company experienced a total deposit decrease of $948.5 million for the six months ended June 30, 2026 as compared to a total loan decrease of $658.0 million for the same period. Refer to the "Deposits and Other Borrowings" section above for further discussion of deposits and borrowings.
The net unrealized loss before income tax on the AFS securities portfolio was $80.4 million and $78.4 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the net unrealized loss position represented 8.2% of the investment portfolio's book value.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	72

Table of Contents	Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

Our rate risk modeling showed moderate net interest margin expansion in an increased interest rate environment while showing moderate net interest margin compression in a declining interest rate environment. The model's prediction in a rising rate environment is the result of increases in both interest income on variable and adjustable rate loans and interest expense on its deposit liabilities, based on our funding needs, market conditions and certain contractual obligations but with no changes in the mix of assets or liabilities or the spreads we are able to earn. The opposite is true in a falling interest rate environment as decreases in both interest income on variable and adjustable rate loans and interest expense on deposit liabilities drive modest margin compression. The model also assumes a stable interest rate environment after the programmed changes in the yields, which assumes repricing of assets and liabilities as scheduled in a stable environment, which may be quite different than real world conditions.
For the analysis presented below, as of June 30, 2026, the change in interest rates on interest-bearing deposits was less than the change in market interest rates with a floor of 0 basis points. The Bank also has deposits with contractual rate terms that mean these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall change in rates on deposits versus change in market rates can be less than 100%.
Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the interest rate risk model. If this were to occur, the effects of a rising or declining interest rate environment may not be in accordance with management’s expectations.
As quantified in the table below, the Company’s analysis as of June 30, 2026 shows the effect on net interest income over the next 12 months, as well as the effect on the economic value of equity when interest rates are shocked up and down 100, 200, 300 and 400 basis points. As of June 30, 2026, the repricing duration of (a) the investment portfolio was 3.6 years, (b) the loan portfolio 0.7 years, (c) the interest-bearing deposit portfolio was 0.8 years, and (d) the borrowed funds portfolio was 1.2 years.
The table below displays the result of the simulation analysis on the asset and liability balances.

	As of June 30, 2026
	Net Interest Income		Economic Value of Equity
Change in interest rates (basis points)	Percentage change in 12-month	Policy limits	Percentage change in 12-month	Policy limits
+400	16.7%	(25)%	(7.5)%	(32)%
+300	12.4%	(20)%	(6.1)%	(25)%
+200	8.2%	(15)%	(4.3)%	(20)%
+100	4.1%	(8)%	(2.3)%	(10)%
—	—%	—%	—%	—%
(100)	(3.7)%	(8)%	2.2%	(10)%
(200)	(7.6)%	(15)%	4.3%	(20)%
(300)	(11.2)%	(20)%	6.4%	(25)%
(400)	(14.8)%	(25)%	7.9%	(32)%
In contrast to 2025, primarily due to modeling enhancements and balance sheet composition changes, our analysis shows that we will experience a decrease in our economic value of equity and an increase in net interest income with an increase in interest rates. The changes in net interest income and the economic value of equity in higher, and lower, interest rate shock scenarios as of June 30, 2026 are not believed to be excessive and are within policy limits.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	73

Table of Contents	Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk increase.
While an instantaneous parallel shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a non-immediate parallel shift in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, the various rate indexes do not move in parallel (e.g., SOFR, Fed Funds), hedging activities we might take and changing product spreads that could mitigate or exacerbate any potential beneficial or adverse impact of changes in interest rates.
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

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	74

Table of Contents	Management's Discussion and Analysis | Use of Non-GAAP Financial Measures

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
The table below reconciles the GAAP financial measures to the associated non-GAAP financial measures.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands except per share data)	2026	2025	2026	2025
Pre-provision net revenue:
Net interest income	$62,350	$67,776	$126,044	$133,425
Noninterest income	10,759	6,414	23,467	14,621
Total net revenue	73,109	74,190	149,511	148,046
Less: Noninterest expense	(44,028)	(43,470)	(92,768)	(88,921)
Pre-provision net revenue	$29,081	$30,720	$56,743	$59,125
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk".
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2026 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	75

Table of Contents	Other Information

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
ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	76

Table of Contents

ITEM 6. EXHIBITS

10.1	Employment agreement, dated May 7, 2026, between the Company and the Bank and Stephen Curley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2026)
10.2	Consulting agreement, dated May 9, 2026, between the Company and the Bank and Susan Riel (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 12, 2026)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025
(ii) Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025
(iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025
(iv) Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended June 30, 2026 and 2025
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025
(vi) Notes to Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	77

Table of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.

August 6, 2026	by:	/s/ Stephen R. Curley
Stephen R. Curley, President and CEO

August 6, 2026	by:	/s/ Eric R. Newell
Eric R. Newell, Senior Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Accounting Officer)

Eagle Bancorp, Inc Second Quarter 2026 Form 10-Q	78