Form 10-Q
period 2026-09-30
EAGLE BANCORP INC
filed 2026-11-05
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had 30,492,736 shares of common stock outstanding.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	2

Table of Contents	Financial Statements and Supplementary Data

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EAGLE BANCORP, INC.
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	As of
	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Cash and due from banks	$13,643	$11,692
Interest-bearing deposits with banks and other short-term investments	528,617	684,001
Investment securities available-for-sale (amortized cost of $991,993 and $1,055,146, respectively, and allowance for credit losses of $0 and $0, respectively)	892,030	976,770
Investment securities held-to-maturity, net of allowance for credit losses of $409 and $1,030, respectively (fair value of $684,454 and $774,947, respectively)	797,449	854,780
Federal Reserve and Federal Home Loan Bank stock	27,885	28,327
Loans held for sale, at lower of cost or fair value	13,534	90,650
Loans held for investment, at amortized cost	6,563,354	7,280,459
Less: Allowance for credit losses	(120,781)	(159,604)
Loans held for investment, net of allowance	6,442,573	7,120,855
Premises and equipment, net	14,744	12,800
Right-of-use assets - operating leases	26,917	28,451
Deferred income taxes	140,393	132,330
Bank-owned life insurance	346,696	335,177
Other real estate owned	—	2,059
Other assets	219,817	219,311
Total Assets	$9,464,298	$10,497,203

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,552,920	$1,433,952
Interest-bearing transaction	864,462	1,038,154
Savings and money market	2,845,653	3,624,813
Time deposits	2,770,972	3,036,687
Total deposits	8,034,007	9,133,606
Other short-term borrowings	—	—
Long-term borrowings	76,676	76,428
Operating lease liabilities	34,045	35,256
Reserve for unfunded commitments	3,329	5,090
Other liabilities	157,840	115,540
Total Liabilities	8,305,897	9,365,920

Shareholders' Equity
Common stock, par value 0.01 per share; shares authorized 100,000,000, shares issued and outstanding 30,480,480 and 30,359,632, respectively	302	300
Additional paid-in capital	388,405	382,499
Retained earnings	882,490	837,643
Accumulated other comprehensive income (loss)	(112,796)	(89,159)
Total Shareholders' Equity	1,158,401	1,131,283
Total Liabilities and Shareholders' Equity	$9,464,298	$10,497,203
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	3

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Income
Interest and fees on loans	$102,260	$123,704	$318,184	$375,063
Interest and dividends on investment securities	9,898	10,527	28,787	33,875
Interest on balances with other banks and short-term investments	9,434	15,872	33,101	46,018
Total interest income	121,592	150,103	380,072	454,956
Interest Expense
Interest on deposits	58,195	79,385	185,010	235,508
Interest on customer repurchase agreements	—	202	—	712
Interest on other short-term borrowings	64	332	648	11,086
Interest on long-term borrowings	2,024	2,025	6,072	6,066
Total interest expense	60,283	81,944	191,730	253,372
Net Interest Income	61,309	68,159	188,342	201,584
Provision for Credit Losses	2,809	113,215	37,639	277,629
Provision for (Reversal of) Credit Losses for Unfunded Commitments	10	(38)	(1,761)	1,424
Net Interest Income (Loss) After Provision for (Reversal of) Credit Losses	58,490	(45,018)	152,464	(77,469)

Noninterest Income
Service charges on deposits	1,794	1,773	5,259	5,287
Gain (loss) on sale of loans	—	(3,550)	5,841	(3,550)
Net gain (loss) on sale of investment securities	21	(1,982)	290	(3,832)
Increase in the cash surrender value of bank-owned life insurance	5,773	5,293	17,124	14,736
Other income	1,976	961	4,517	4,475
Total noninterest income	9,564	2,495	33,031	17,116
Noninterest Expense
Salaries and employee benefits	28,274	21,290	74,887	65,198
Premises and equipment expenses	2,331	2,944	7,309	9,166
Marketing and advertising	1,474	1,316	3,503	3,831
Data processing	4,090	3,950	12,551	12,221
Legal, accounting and professional fees	4,046	2,396	14,130	7,068
FDIC insurance	2,811	6,665	14,682	23,704
Other expenses	4,075	3,336	13,796	9,630
Total noninterest expense	47,101	41,897	140,858	130,818
Income (Loss) Before Income Tax Expense	20,953	(84,420)	44,637	(191,171)
Income Tax Expense (Benefit)	(3,293)	(16,907)	(1,245)	(55,558)
Net Income (Loss)	$24,246	$(67,513)	$45,882	$(135,613)
Earnings (Loss) Per Common Share
Basic	$0.80	$(2.22)	$1.51	$(4.47)
Diluted	$0.79	$(2.22)	$1.50	$(4.47)

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	4

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss)	$24,246	$(67,513)	$45,882	$(135,613)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	(14,808)	7,839	(16,151)	37,482
Reclassification adjustment for net (gain) loss included in net income (loss)	(9)	1,586	(198)	2,717
Total unrealized gain (loss) on investment securities available-for-sale	(14,817)	9,425	(16,349)	40,199
Amortization of unrealized loss on securities transferred to held-to-maturity	1,204	1,212	3,740	3,672
Unrealized gain (loss) on derivatives	(6,038)	(86)	(11,939)	(212)
Reclassification adjustment for (gain) loss on cash flow hedging relationships	334	—	911	—
Total unrealized gain (loss) on derivatives	(5,704)	(86)	(11,028)	(212)
Other comprehensive income (loss)	(19,317)	10,551	(23,637)	43,659
Comprehensive Income (Loss)	$4,929	$(56,962)	$22,245	$(91,954)

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	5

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Three Months Ended September 30, 2026 and 2025
(dollars in thousands, except share data)

	Common		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance as of July 1, 2026	30,490,409	$302	$385,082	$858,601	$(93,479)	$1,150,506

Net Income (Loss)	—	—	—	24,246	—	24,246
Other comprehensive income (loss), net of tax	—	—	—	—	(19,317)	(19,317)
Stock-based compensation expense	—	—	3,466		—	3,466
Issuance of common stock under share-based compensation arrangements	(15,993)	—	(296)	(52)	—	(348)
Issuance of common stock related to employee stock purchase plan	6,064	—	153		—	153
Cash dividends declared ($0.01 per share)	—	—	—	(305)	—	(305)
Balance as of September 30, 2026	30,480,480	$302	$388,405	$882,490	$(112,796)	$1,158,401

Balance as of July 1, 2025	30,364,983	$300	$388,927	$904,205	$(108,365)	$1,185,067

Net Income (Loss)	—	—	—	(67,513)	—	(67,513)
Other comprehensive income, net of tax	—	—	—	—	10,551	10,551
Stock-based compensation expense	—	—	1,430	—	—	1,430
Issuance of common stock under share-based compensation arrangements	(4,000)	—	(1,160)	—	—	(1,160)
Issuance of common stock related to employee stock purchase plan	5,572	—	108	—	—	108
Cash dividends declared ($0.165 per share)	—	—	—	(5,007)	—	(5,007)
Balance as of September 30, 2025	30,366,555	$300	$389,305	$831,685	$(97,814)	$1,123,476
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	6

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Nine Months Ended September 30, 2026 and 2025
(dollars in thousands, except share data)

	Common		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance as of January 1, 2026	30,359,632	$300	$382,499	$837,643	$(89,159)	$1,131,283

Net Income (Loss)	—	—	—	45,882	—	45,882
Other comprehensive income (loss), net of tax	—	—	—	—	(23,637)	(23,637)
Stock-based compensation expense	—	—	6,930	—	—	6,930
Issuance of common stock under share-based compensation arrangements	105,047	2	(1,378)	(119)	—	(1,495)
Issuance of common stock related to employee stock purchase plan	15,801	—	354	—	—	354
Cash dividends declared ($0.03 per share)	—	—	—	(916)	—	(916)
Balance as of September 30, 2026	30,480,480	$302	$388,405	$882,490	$(112,796)	$1,158,401

Balance as of January 1, 2025	30,202,003	$298	$384,932	$982,304	$(141,473)	$1,226,061

Net Income (Loss)	—	—	—	(135,613)	—	(135,613)
Other comprehensive income, net of tax	—	—	—	—	43,659	43,659
Stock-based compensation expense	—	—	5,227	—	—	5,227
Issuance of common stock under share-based compensation arrangements	149,718	2	(1,162)	—	—	(1,160)
Issuance of common stock related to employee stock purchase plan	14,834	—	308	—	—	308
Cash dividends declared ($0.34 per share)	—	—	—	(15,006)	—	(15,006)
Balance as of September 30, 2025	30,366,555	$300	$389,305	$831,685	$(97,814)	$1,123,476
See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	7

Table of Contents	Financial Statements and Supplementary Data

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net Income (loss)	$45,882	$(135,613)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	37,639	277,629
(Reversal of) provision for unfunded commitments	(1,761)	1,424
Depreciation and amortization	1,732	2,311
Securities premium amortization (discount accretion), net	3,473	3,410
Net gain on sale of other real estate owned	(222)	(112)
Net increase in cash surrender value of bank-owned life insurance	(17,124)	(14,736)
Net (gain) loss on sale of investment securities	(290)	3,832
Stock-based compensation expense	6,930	5,227
Decrease (increase) in other assets	(206)	(61,253)
Increase (decrease) in other liabilities	27,390	(47,708)
Net cash provided by operating activities	103,443	34,411
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(75,000)	(28,224)
Proceeds from paydowns of available-for-sale securities	90,479	89,995
Proceeds from sale/call and maturities of available-for-sale securities	46,415	179,990
Proceeds from paydowns of held-to-maturity securities	47,501	52,269
Proceeds from call/maturities of held-to-maturity securities	13,379	17,127
Proceeds from redemption of (purchases of) Federal Reserve stock	137	(189)
Proceeds from redemption of (purchases of) Federal Home Loan Bank stock	305	23,647
Net change in loans	389,374	226,683
Proceeds from sale of loans	327,764	18,500
Net redemptions (purchases) of bank-owned life insurance	5,305	(200,000)
Proceeds from sale of other real estate owned	2,543	769
Purchase of premises and equipment	(3,428)	(4,882)
Net cash provided by (used in) investing activities	844,774	375,685
Cash Flows From Financing Activities:
Increase (decrease) in deposits	(1,099,599)	332,481
Increase (decrease) in customer repurchase agreements	—	(19,432)
Increase (decrease) in short-term borrowings	—	(490,000)
Net settlement of withholding taxes on the vesting of stock awards	(1,495)	(1,160)
Proceeds from employee stock purchase plan	354	308
Cash dividends paid	(910)	(15,006)
Net cash provided by (used in) financing activities	(1,101,650)	(192,809)
Net Increase (Decrease) in Cash and Cash Equivalents	(153,433)	217,287
Cash and Cash Equivalents at Beginning of Period	695,693	633,480
Cash and Cash Equivalents at End of Period	$542,260	$850,767

Supplemental Cash Flows Information:
Interest paid	$197,268	$262,961
Income taxes paid (refund received)	(5,356)	1,460

Supplemental Non-Cash Disclosures:
Initial recognition of operating lease right-of-use assets	$1,606	$15,941
Transfer of loans held for investment to loans held for sale	238,485	158,916
Transfers from loans to other real estate owned	—	12,600

See Notes to Consolidated Financial Statements.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	8

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 – Summary of Significant Accounting Policies
Nature of Operations
Eagle Bancorp, Inc. (the "Parent") and its subsidiaries (together with the Parent, the "Company"), through EagleBank (the "Bank"), conduct a full service community banking business, primarily in Northern Virginia, Suburban Maryland and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit services. The Bank is also active in the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third-party investors in a transaction apart from the loan’s origination.
The Bank offers its products and services through twelve banking offices, three lending centers and various digital capabilities, including web-based and smartphone-enabled banking services. The Bank has three active direct subsidiaries: Bethesda Leasing, LLC, Eagle Insurance Services, LLC and Landroval Municipal Finance, Inc. Bethesda Leasing, LLC holds title to and operates real estate owned and acquired through foreclosure. Eagle Insurance Services, LLC, which previously offered access to insurance products and services through a referral program with a third-party insurance broker, continues to receive fee income in connection with such program. Landroval Municipal Finance, Inc. focuses on lending to municipalities by buying debt on the public market as well as direct purchase issuance.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	9

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

other factors. AFS securities are carried at fair value, with unrealized gains or losses, other than impairment losses, being reported as accumulated other comprehensive income (loss), a separate component of shareholders' equity.
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
Besides our primary loan portfolio segments that are summarized below, the Company also regularly engages in the sale of the guaranteed portion of SBA loans originated by the Bank. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an excess servicing asset, which is computed on a loan-by-loan basis with the unamortized amount being included in other assets in the Consolidated Balance Sheets. The excess servicing asset is amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other income in the Consolidated Statements of Operations.
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
Loan Modifications to Borrowers in Financial Difficulty
The Company evaluates loan modifications to determine whether it results in a new loan or the continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there are principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	10

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
Allowance for Credit Losses
The table below presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for (reversal of) credit losses - loans	$2,854	$113,245	$38,260	$277,758
Provision for (reversal of) credit losses - HTM debt securities	(45)	(30)	(621)	(129)
Total Provision for credit losses	$2,809	$113,215	$37,639	$277,629
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	11

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	12

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

acceptable credit risk but warrant more than the normal level of monitoring. Special mention loans are those that are currently protected by the sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. These loans have the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inadequately protected by the sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired and require individual evaluation in the ACL. Substandard loans can be accruing or can be on nonaccrual depending on the circumstances of the individual loans. Loans graded as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are accounted for on a nonaccrual basis. Classified loans are the aggregation of loans graded substandard and doubtful.
The methodology used in the estimation of the ACL, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and individually assessed loans as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the adequacy of the allowance is performed by management and presented to the Audit and Finance Committee of the Board of Directors ("Board") for approval. Management's reports to the Board are included in the Board's quarterly review of our consolidated financial statements.
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
The entire amount of an impairment loss is recognized in earnings (loss) only when: (1) the Company intends to sell the security; or (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings (loss), with the remaining portion being recognized in other comprehensive income (loss), net of deferred taxes. Changes in the ACL are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	13

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	14

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

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
Accounting Standards Adopted in 2026
ASU No. 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans" (ASU 2025-08). In November 2025, the Financial Accounting Standards Board issued ASU 2025-08. The amendments expand the use of the gross-up approach currently applied to purchased financial assets with credit deterioration to qualifying purchased seasoned loans. Purchased seasoned loans generally include loans acquired in a business combination

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	15

Table of Contents	Notes to Consolidated Financial Statements | Note 1 – Summary of Significant Accounting Policies

and certain loans acquired more than 90 days after origination when the acquiring entity was not involved in the loan’s origination.
Under the amended guidance, the allowance for credit losses on purchased seasoned loans will be recognized at the acquisition date through an adjustment to the loans’ initial amortized cost basis rather than through an immediate charge to credit loss expense. Any noncredit discount or premium will be allocated to the individual acquired loans and recognized in interest income using the effective interest method.
The Company early adopted the amendments effective July 1, 2026 and is applying the guidance prospectively to qualifying loans acquired on and after that date.
Note 2 – Cash and Due from Banks
For the nine months ended September 30, 2026 and 2025, the Bank maintained average daily balances at the Federal Reserve Bank of Richmond ("Federal Reserve Bank") of $1.2 billion and $1.4 billion, respectively, on which interest is paid.
Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta ("FHLB") and noninterest-bearing balances with domestic correspondent banks to cover associated costs for services they provide to the Bank.
Note 3 – Investment Securities
The table below summarizes the Company's investment in AFS securities by major security type.

	As of September 30, 2026
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency securities	$298,330	$1	$(20,301)	$278,030
Residential mortgage-backed securities	549,831	28	(73,459)	476,400
Commercial mortgage-backed securities	58,543	—	(4,934)	53,609
Municipal bonds	83,289	—	(1,275)	82,014
Corporate bonds	2,000	—	(23)	1,977
Total available-for-sale securities	$991,993	$29	$(99,992)	$892,030

	As of December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency securities	$355,249	$—	$(17,541)	$337,708
Residential mortgage-backed securities	620,540	152	(58,188)	562,504
Commercial mortgage-backed securities	68,931	117	(2,503)	66,545
Municipal bonds	8,426	—	(380)	8,046
Corporate bonds	2,000	—	(33)	1,967
Total available-for-sale securities	$1,055,146	$269	$(78,645)	$976,770

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	16

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

The table below summarizes the Company's investment in HTM securities by major security type.

	As of September 30, 2026
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$501,554	$—	$(81,959)	$419,595
Commercial mortgage-backed securities	83,924	—	(13,350)	70,574
Municipal bonds	106,692	—	(13,942)	92,750
Corporate bonds	105,688	17	(4,170)	101,535
Total	797,858	$17	$(113,421)	$684,454
Less: Allowance for credit losses	(409)
Total held-to-maturity securities, net of ACL	$797,449

	As of December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$544,402	$—	$(58,836)	$485,566
Commercial mortgage-backed securities	85,760	—	(9,787)	75,973
Municipal bonds	106,875	—	(6,933)	99,942
Corporate bonds	118,773	8	(5,315)	113,466
Total	855,810	$8	$(80,871)	$774,947
Less: Allowance for credit losses	(1,030)
Total held-to-maturity securities, net of ACL	$854,780
In addition, as of September 30, 2026 and December 31, 2025, the Company held $27.9 million and $28.3 million, respectively, in non-marketable equity securities in a combination of Federal Reserve System ("Federal Reserve Board", "Federal Reserve" or "FRB") and FHLB stocks, which are required to be held for regulatory purposes. These securities cannot be disposed of other than through redemption by the issuer and, if redeemed, would be redeemed at the original cost. The securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.
As of September 30, 2026 and December 31, 2025, the Company had $33.6 million and $38.5 million, respectively, of unamortized unrealized losses outstanding following the transfer of investment securities from AFS to HTM in 2022. These unrealized losses are included in accumulated other comprehensive loss and are amortized through interest income as a yield adjustment over the remaining term of the securities.
Accrued interest receivable on investment securities was $5.9 million and $5.5 million as of September 30, 2026 and December 31, 2025, respectively. The accrued interest on investment securities is excluded from the amortized cost of the securities and is reported in other assets in the Consolidated Balance Sheets.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	17

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

The table below summarizes, by length of time, the Company's AFS securities that have been in a continuous unrealized loss position and HTM securities that have been in a continuous unrecognized loss position.

	As of September 30, 2026
		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment securities available-for-sale:
U.S. agency securities	42	$—	$—	$276,727	$(20,301)	$276,727	$(20,301)
Residential mortgage-backed securities	142	21,926	(596)	452,981	(72,863)	474,907	(73,459)
Commercial mortgage-backed securities	11	27,130	(1,828)	26,479	(3,106)	53,609	(4,934)
Municipal bonds	2	74,538	(463)	7,476	(812)	82,014	(1,275)
Corporate bonds	1	—	—	1,977	(23)	1,977	(23)
Total	198	$123,594	$(2,887)	$765,640	$(97,105)	$889,234	$(99,992)

Investment securities held-to-maturity:
Residential mortgage-backed securities	130	$—	$—	$419,595	$(81,959)	$419,595	$(81,959)
Commercial mortgage-backed securities	16	—	—	70,574	(13,350)	70,574	(13,350)
Municipal bonds	34	991	(9)	91,759	(13,933)	92,750	(13,942)
Corporate bonds	23	12,346	(70)	84,757	(4,100)	97,103	(4,170)
Total	203	$13,337	$(79)	$666,685	$(113,342)	$680,022	$(113,421)

	As of December 31, 2025
		Less than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment securities available-for-sale:
U.S. agency securities	52	$—	$—	$337,708	$(17,541)	$337,708	$(17,541)
Residential mortgage-backed securities	139	—	—	546,514	(58,188)	546,514	(58,188)
Commercial mortgage-backed securities	10	—	—	37,329	(2,503)	37,329	(2,503)
Municipal bonds	1	—	—	8,046	(380)	8,046	(380)
Corporate bonds	1	—	—	1,967	(33)	1,967	(33)
Total	203	$—	$—	$931,564	$(78,645)	$931,564	$(78,645)

Investment securities held-to-maturity:
Residential mortgage-backed securities	136	$—	$—	$485,567	$(58,836)	$485,567	$(58,836)
Commercial mortgage-backed securities	16	4,271	(503)	71,702	(9,284)	75,973	(9,787)
Municipal bonds	33	—	—	98,942	(6,933)	98,942	(6,933)
Corporate bonds	27	1,922	(18)	106,638	(5,297)	108,560	(5,315)
Total	212	$6,193	$(521)	$762,849	$(80,350)	$769,042	$(80,871)

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	18

Table of Contents	Notes to Consolidated Financial Statements | Note 3 – Investment Securities

As of September 30, 2026, unrealized losses were generally attributable to changes in market interest rates and interest spread relationships subsequent to the dates the securities were originally purchased, and were considered to be temporary, and not due to credit quality concerns on the investment securities. The fair values of these AFS securities are expected to recover as the securities approach their respective maturity dates.
The Company measures its AFS and HTM securities portfolios for credit losses as part of its ACL analysis. For further information on provision for credit losses on AFS and HTM securities, see the "Allowance for Credit Losses" discussion in "Note 1 – Summary of Significant Accounting Policies". As of September 30, 2026 and December 31, 2025, the Company had no allowance for credit losses outstanding on its AFS securities and $409 thousand and $1.0 million, respectively, on its HTM securities, which primarily comprise allowances for corporate bonds.
The table below summarizes the Company's investment in AFS securities and HTM securities by contractual maturity. Expected maturities for mortgage-backed securities ("MBS") will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2026
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
Within one year	$53,179	$52,464
One to five years	295,611	278,894
Five to ten years	17,143	15,793
Beyond ten years	17,686	14,870
Residential mortgage-backed securities	549,831	476,400
Commercial mortgage-backed securities	58,543	53,609
Less: allowance for credit losses	—	—
Total investment securities available-for-sale	991,993	892,030

Investment securities held-to-maturity:
Within one year	26,080	25,856
One to five years	59,778	56,555
Five to ten years	76,456	69,691
Beyond ten years	50,066	42,183
Residential mortgage-backed securities:	501,554	419,595
Commercial mortgage-backed securities	83,924	70,574
Less: allowance for credit losses	(409)	—
Total investment securities held-to-maturity	797,449	684,454
Total	$1,789,442	$1,576,484
The table below displays information about the sales and calls of our investment securities.

	Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Proceeds from sales and calls	$1,556	$84,157	$13,668	$197,117
Gross realized gains from sales and calls	63	3	332	12
Gross realized losses from sales and calls	42	1,985	42	3,844
As of September 30, 2026 and December 31, 2025, the book value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase and certain lines of credit with correspondent banks was $21.1 million and $519.6 million, respectively.
As of September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. agency securities, which exceeded ten percent of shareholders' equity.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	19

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

Note 4 – Loans and Allowance for Credit Losses
The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. The Bank’s loan portfolio primarily consists of loans to businesses secured by real estate and other business assets, as evidenced by the table below.
The table below presents HFI Loans, net of unamortized net deferred fees, summarized by portfolio segment.

	As of
	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,544,426	24%	$1,338,486	18%
Income producing - commercial real estate	2,587,587	39%	3,350,718	46%
Owner occupied - commercial real estate	1,641,411	25%	1,602,124	22%
Real estate mortgage - residential	134,529	2%	37,100	1%
Construction - commercial and residential	516,565	8%	795,400	11%
Construction - C&I (owner occupied)	96,509	1%	108,468	1%
Home equity	41,265	1%	47,448	1%
Other consumer	1,062	—%	715	—%
Total loans	6,563,354	100%	7,280,459	100%
Less: allowance for credit losses	(120,781)		(159,604)
Net loans (1)	$6,442,573		$7,120,855
(1)Excludes accrued interest receivable of $30.3 million and $35.9 million as of September 30, 2026 and December 31, 2025, respectively, which were recorded in other assets on the Consolidated Balance Sheets.
Unamortized net deferred fees and costs were $17.62 million and $17.63 million as of September 30, 2026 and December 31, 2025, respectively.
During the nine months ended September 30, 2026, certain loans, primarily income producing - commercial real estate loans, were reclassified from HFI to HFS loans with the lower of cost or fair value of $238.5 million. As of September 30, 2026 and December 31, 2025, the outstanding balance of all HFS loans were $13.5 million and $90.7 million, respectively, as reported on the Consolidated Balance Sheets, of which $13.5 million and $90.7 million, respectively, were on nonaccrual status.
As of September 30, 2026 and December 31, 2025, the Bank serviced $293.6 million and $81.5 million, respectively, of loan participations and SBA loans, which are not reflected as loan balances on the Consolidated Balance Sheets.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	20

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $831.3 million as of September 30, 2026. A portion of the ADC portfolio, both speculative and non-speculative, includes loan-funded interest reserves at origination. ADC loans that provide for the use of interest reserves represent approximately 31% of the outstanding ADC loan portfolio as of September 30, 2026. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	21

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

(dollars in thousands)	Commercial	Income Producing - Commercial Real Estate	Owner Occupied - Commercial Real Estate	Real Estate Mortgage - Residential	Construction -Commercial and Residential	Construction - C&I (Owner Occupied)	Home Equity	Other Consumer	Total
For the Three Months Ended September 30, 2026
Allowance for credit losses:
Balance at beginning of quarter	$28,673	$68,824	$17,186	$305	$4,407	$1,112	$605	$29	$121,141
Loans charged-off	(3,471)	(2,937)	—	—	—	—	—	—	(6,408)
Recoveries of loans previously charged-off	801	—	1,441	10	—	—	—	—	2,252
Net loans (charged-off) and recovered	(2,670)	(2,937)	1,441	10	—	—	—	—	(4,156)
Provision for (reversal of) credit losses	515	3,665	(1,906)	547	(273)	348	(42)	—	2,854
Initial allowance on purchased seasoned loans	—	—	—	942	—	—	—	—	942
Ending balance	$26,518	$69,552	$16,721	$1,804	$4,134	$1,460	$563	$29	$120,781

For the Three Months Ended September 30, 2025
Allowance for credit losses:
Balance at beginning of quarter	$16,171	$135,211	$14,634	$382	$13,756	$3,101	$510	$32	$183,797
Loans charged-off	(529)	(123,388)	(10,000)	—	(7,134)	—	—	—	(141,051)
Recoveries of loans previously charged-off	221	—	16	—	—	—	—	—	237
Net loans (charged-off) and recovered	(308)	(123,388)	(9,984)	—	(7,134)	—	—	—	(140,814)
Provision for (reversal of) credit losses	8,379	83,572	15,499	(25)	7,361	(1,540)	5	(6)	113,245
Ending balance	$24,242	$95,395	$20,149	$357	$13,983	$1,561	$515	$26	$156,228

For the Nine Months Ended September 30, 2026
Allowance for credit losses:
Balance at beginning of period	$26,607	$98,707	$20,719	$339	$11,171	$1,515	$519	$27	$159,604
Loans charged-off	(17,391)	(52,464)	(2,926)	(80)	(8,703)	—	—	—	(81,564)
Recoveries of loans previously charged-off	923	1,122	1,478	9	6	—	—	1	3,539
Net loans (charged-off) and recovered	(16,468)	(51,342)	(1,448)	(71)	(8,697)	—	—	1	(78,025)
Provision for (reversal of) credit losses	16,379	22,187	(2,550)	594	1,660	(55)	44	1	38,260
Initial allowance on purchased seasoned loans	—	—	—	942	—	—	—	—	942
Ending balance	$26,518	$69,552	$16,721	$1,804	$4,134	$1,460	$563	$29	$120,781

For the Nine Months Ended September 30, 2025
Allowance for credit losses:
Balance at beginning of year	$16,293	$65,375	$19,295	$472	$11,333	$1,079	$515	$28	$114,390
Loans charged-off	(1,497)	(197,582)	(19,797)	—	(17,837)	—	—	(35)	(236,748)
Recoveries of loans previously charged-off	436	329	63	—	—	—	—	—	828
Net loans (charged-off) and recovered	(1,061)	(197,253)	(19,734)	—	(17,837)	—	—	(35)	(235,920)
Provision for (reversal of) credit losses	9,010	227,273	20,588	(115)	20,487	482	—	33	277,758
Ending balance	$24,242	$95,395	$20,149	$357	$13,983	$1,561	$515	$26	$156,228

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	22

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below presents the amortized cost basis of collateral-dependent HFI loans by portfolio segment.

	As of
	September 30, 2026		December 31, 2025
(dollars in thousands)	Business/Other Assets	Real Estate	Business/Other Assets	Real Estate
Commercial	$13,820	$6,752	$15,285	$2,813
Income producing-commercial real estate	15,493	121,415	880	61,657
Owner occupied - commercial real estate	838	2,392	—	7,938
Real estate mortgage- residential	283	258	—	579
Construction - commercial and residential	683	3,865	—	17,394
Home equity	28	589	—	351
Total	$31,145	$135,271	$16,165	$90,732
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	23

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

category, class and year of origination, along with any charge-offs that were recorded in the applicable loan segment, if applicable. The table below excludes $36.7 million and $176.5 million of gross charge-offs associated with loans that were reclassified to HFS or sold as of September 30, 2026 and December 31, 2025, respectively.

	As of September 30, 2026
(dollars in thousands)	Prior	2022	2023	2024	2025	2026	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial:
Pass	$75,108	$19,500	$47,030	$78,731	$326,441	$412,766	$472,764	$28,035	$1,460,375
Special Mention	3,247	12,937	5,700	—	—	—	5,219	—	27,103
Substandard	12,004	6,626	1,632	6,675	—	3,598	25,982	431	56,948
Total	90,359	39,063	54,362	85,406	326,441	416,364	503,965	28,466	1,544,426
YTD gross charge-offs	(12,380)	(53)	—	—	—	—	(50)	(2,706)	(15,189)
Income producing - commercial real estate:
Pass	948,164	339,824	388,656	68,346	119,346	143,077	120,223	19,386	2,147,022
Special Mention	55,197	56,033	—	—	—	—	—	—	111,230
Substandard	231,897	90,889	—	—	—	5,941	608	—	329,335
Total	1,235,258	486,746	388,656	68,346	119,346	149,018	120,831	19,386	2,587,587
YTD gross charge-offs	(26,187)	—	—	—	(494)	—	—	—	(26,681)
Owner occupied - commercial real estate:
Pass	713,655	89,921	128,672	76,699	334,605	224,031	713	—	1,568,296
Special Mention	27,372	—	—	—	1,660	—	—	—	29,032
Substandard	27,634	—	—	—	16,449	—	—	—	44,083
Total	768,661	89,921	128,672	76,699	352,714	224,031	713	—	1,641,411
YTD gross charge-offs	(2,926)	—	—	—	—	—	—	—	(2,926)
Real estate mortgage - residential:
Pass	17,982	9,946	3,927	—	—	102,134	—	—	133,989
Substandard	540	—	—	—	—	—	—	—	540
Total	18,522	9,946	3,927	—	—	102,134	—	—	134,529
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Construction - commercial and residential:
Pass	97,599	181,938	75,000	11,672	54,090	8,910	41,615	11,064	481,888
Special Mention	—	—	—	—	—	—	27,722	—	27,722
Substandard	6,140	—	132	—	—	—	683	—	6,955
Total	103,739	181,938	75,132	11,672	54,090	8,910	70,020	11,064	516,565
YTD gross charge-offs	—	—	—	—	—	—	(29)	—	(29)
Construction - C&I (owner occupied):
Pass	2,696	—	9,936	45,739	34,896	1,553	760	—	95,580
Substandard	929	—	—	—	—	—	—	—	929
Total	3,625	—	9,936	45,739	34,896	1,553	760	—	96,509
Home equity:
Pass	1,644	112	—	—	—	—	38,061	477	40,294
Substandard	397	—	—	—	—	34	375	165	971
Total	2,041	112	—	—	—	34	38,436	642	41,265
Other consumer:
Pass	—	—	—	—	91	141	830	—	1,062

Total Recorded Investment	$2,222,205	$807,726	$660,685	$287,862	$887,578	$902,185	$735,555	$59,558	$6,563,354
Total YTD gross charge-offs	$(41,493)	$(53)	$—	$—	$(494)	$—	$(79)	$(2,706)	$(44,825)

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	24

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

	As of December 31, 2025
(dollars in thousands)	Prior	2021	2022	2023	2024	2025	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial:
Pass	$92,082	$18,390	$35,098	$66,402	$83,098	$357,934	$593,711	$3,815	$1,250,530
Special Mention	524	309	11,264	994	10,360	—	7,018	—	30,469
Substandard	22,721	433	18,134	406	—	—	13,102	2,691	57,487
Total	115,327	19,132	64,496	67,802	93,458	357,934	613,831	6,506	1,338,486
YTD gross charge-offs	(1,208)	(525)	(304)	—	(57)	—	(296)	—	(2,390)
Income producing - commercial real estate:
Pass	1,087,720	435,579	533,070	364,692	88,823	123,114	145,256	13,381	2,791,635
Special Mention	86,600	43,104	56,157	—	—	—	—	—	185,861
Substandard	167,878	90,035	114,451	—	—	—	858	—	373,222
Total	1,342,198	568,718	703,678	364,692	88,823	123,114	146,114	13,381	3,350,718
YTD gross charge-offs	(35,833)	—	—	—	—	—	(10,500)	—	(46,333)
Owner occupied - commercial real estate:
Pass	667,233	209,803	89,580	132,719	126,792	356,437	636	—	1,583,200
Substandard	14,263	3,137	1,072	452	—	—	—	—	18,924
Total	681,496	212,940	90,652	133,171	126,792	356,437	636	—	1,602,124
YTD gross charge-offs	(22,238)	—	—	—		—	—	—	(22,238)
Real estate mortgage - residential:
Pass	13,331	6,411	10,941	5,838	—	—	—	—	36,521
Substandard	579	—	—	—	—	—	—	—	579
Total	13,910	6,411	10,941	5,838	—	—	—	—	37,100
Construction - commercial and residential:
Pass	10,095	106,241	307,223	120,558	10,228	23,415	92,900	8,294	678,954
Special Mention	—	—	25,082	—	—	—	27,469	—	52,551
Substandard	35,517	11,618	15,320	—	—	—	1,440	—	63,895
Total	45,612	117,859	347,625	120,558	10,228	23,415	121,809	8,294	795,400
YTD gross charge-offs	(1,579)	—	—	—	—	—	—	—	(1,579)
Construction - C&I (owner occupied):
Pass	3,737	—	—	10,199	43,484	18,945	791	31,312	108,468
Home equity:
Pass	1,282	35	114	—	—	—	44,822	805	47,058
Substandard	248	—	—	—	—	—	82	60	390
Total	1,530	35	114	—	—	—	44,904	865	47,448
YTD gross charge-offs	—	(206)	—	—	—	—	—	—	(206)
Other consumer:
Pass	—	—	—	—	—	156	559	—	715
YTD gross charge-offs	(3)	—	—	—	—	—	—	(32)	(35)

Total Recorded Investment	$2,203,810	$925,095	$1,217,506	$702,260	$362,785	$880,001	$928,644	$60,358	$7,280,459
Total YTD gross charge-offs	$(60,861)	$(731)	$(304)	$—	$(57)	$—	$(10,796)	$(32)	$(72,781)
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	25

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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
The table below presents, by portfolio segment, information related to the amortized cost basis of nonaccrual HFI loans.

	As of
	September 30, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial	$1,277	$18,900	$20,177	$3,397	$14,702	$18,099
Income producing - commercial real estate	35,830	101,077	136,907	38,275	24,262	62,537
Owner occupied - commercial real estate	2,894	337	3,231	3,199	4,738	7,937
Real estate mortgage - residential	540	—	540	579	—	579
Construction- commercial and residential	3,865	683	4,548	2,074	15,320	17,394
Home equity	447	171	618	333	18	351
Total (1)	$44,853	$121,168	$166,021	$47,857	$59,040	$106,897
(1)Gross coupon interest income of $10.2 million, and $19.0 million would have been recorded for the nine months ended September 30, 2026 and 2025, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms. Interest income recognized on loans on nonaccrual status was $7.4 million and $13.6 million for the nine months ended September 30, 2026 and 2025, respectively. See "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	26

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below presents, by portfolio segment, an aging analysis and the recorded investments in HFI loans past due.

	As of September 30, 2026
(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
Commercial	$297	$60	$—	$357	$1,523,892	$20,177	$1,544,426
Income producing - commercial real estate	—	—	—	—	2,450,680	136,907	2,587,587
Owner occupied - commercial real estate	—	—	—	—	1,638,180	3,231	1,641,411
Real estate mortgage – residential	—	—	—	—	133,989	540	134,529
Construction - commercial and residential	—	—	—	—	512,017	4,548	516,565
Construction - C&I (owner occupied)	—	—	—	—	96,509	—	96,509
Home equity	—	—	—	—	40,647	618	41,265
Other consumer	—	—	—	—	1,062	—	1,062
Total	$297	$60	$—	$357	$6,396,976	$166,021	$6,563,354

	As of December 31, 2025
(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Nonaccrual Loans	Total Recorded Investment in Loans
Commercial	$2,942	$44	$—	$2,986	$1,317,401	$18,099	$1,338,486
Income producing - commercial real estate	2,688	—	—	2,688	3,285,493	62,537	3,350,718
Owner occupied - commercial real estate	167	12,573	—	12,740	1,581,447	7,937	1,602,124
Real estate mortgage – residential	4,544	—	—	4,544	31,977	579	37,100
Construction - commercial and residential	26,942	—	—	26,942	751,064	17,394	795,400
Construction - C&I (owner occupied)	—	—	—	—	108,468	—	108,468
Home equity	—	39	—	39	47,058	351	47,448
Other consumer	—	—	—	—	715	—	715
Total	$37,283	$12,656	$—	$49,939	$7,123,623	$106,897	$7,280,459
Purchased Loans
During the third quarter of 2026, the Company acquired approximately $102 million of residential mortgages, a portion of which qualified as purchased seasoned loans, and recorded an initial ACL of $942 thousand through an adjustment to the underlying loans’ initial amortized cost basis, rather than through an immediate charge to credit loss expense.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	27

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	28

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below presents the amortized cost basis and the financial effect of HFI loans modified for borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction	Total	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension(1)	Weighted Average Interest Rate Reduction(2)

For the Three Months Ended September 30, 2026
Commercial	$800	$—	$—	$800	0.1%	12 months	—%
Income producing - commercial real estate	—	55,963	7,687	63,650	2.5%	6 months	0.04%
Owner occupied - commercial real estate	1,529	—	—	1,529	0.1%	3 months	—%
Construction - commercial and residential	—	—	506	506	0.1%	18 months	1.00%
Total	$2,329	$55,963	$8,193	$66,485

For the Three Months Ended September 30, 2025
Commercial	$8,529	$—	$—	$8,529	0.7%	6 months	—%
Income producing - commercial real estate	1,814	40,815	—	42,629	1.2%	5 months	—%
Construction - commercial and residential	1,821	—	—	1,821	0.2%	9 months	—%
Total	$12,164	$40,815	$—	$52,979

For the Nine Months Ended September 30, 2026
Commercial	$11,430	$6,438	$—	$17,868	1.2%	17 months	—%
Income producing - commercial real estate	17,320	73,558	7,687	98,565	3.8%	7 months	0.03%
Owner occupied - commercial real estate	1,529	—	—	1,529	0.1%	6 months	—%
Real estate mortgage - residential	4,500	—	—	4,500	3.3%	14 months	—%
Construction - commercial and residential	—	—	506	506	0.1%	18 months	1.00%
Total	$34,779	$79,996	$8,193	$122,968

For the Nine Months Ended September 30, 2025
Commercial	$19,835	$9,867	$—	$29,702	2.4%	17 months	—%
Income producing - commercial real estate	5,886	131,897	—	137,783	4.0%	22 months	—%
Owner occupied - commercial real estate	12,674	—	—	12,674	0.8%	4 months	—%
Real estate mortgage - residential	—	5,736	—	5,736	12.8%	6 months	—%
Construction - commercial and residential	1,821	11,486	—	13,307	1.3%	22 months	—%
Total	$40,216	$158,986	$—	$199,202
(1)For loans that received multiple modifications during the year, weighted average term and principal payment extensions were calculated based on the aggregate impact of the extensions received during the period.
(2)The weighted average is calculated based on the total amortized cost of loans, at the year-end, that received interest rate reduction modifications during the year.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	29

Table of Contents	Notes to Consolidated Financial Statements | Note 4 – Loans and Allowance for Credit Losses

The table below presents the performance of HFI loans modified during the prior twelve months for borrowers experiencing financial difficulty.

	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
September 30, 2026
Commercial	$10,331	$—	$—	$9,432
Income producing - commercial real estate	76,727	—	—	84,977
Owner occupied - commercial real estate	1,529	—	—	—
Real estate mortgage - residential	4,500	—	—	—
Construction - commercial and residential	—	—	—	506
Total	$93,087	$—	$—	$94,915

September 30, 2025
Commercial	$32,161	$—	$—	$4,982
Income producing - commercial real estate	109,661	2,819	—	27,202
Owner occupied - commercial real estate	12,674	—	—	—
Real estate mortgage - residential	—	—	—	5,736
Construction - commercial and residential	16,509	—	—	6,418
Total	$171,005	$2,819	$—	$44,338
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

	Amortized Cost Basis
(dollars in thousands)	Term Extension	Combination - Term Extension and Principal Payment Delay	Combination - Term Extension, Principal Payment Delay and Interest Rate Reduction
September 30, 2026
Commercial	$2,994	$6,438	$—
Income producing - commercial real estate	9,823	67,467	7,687
Construction - commercial and residential	—	—	506
Total	$12,817	$73,905	$8,193

September 30, 2025
Commercial	$4,546	$436	$—
Income producing - commercial real estate	—	30,021	—
Real estate mortgages - residential	—	5,736	—
Construction - commercial and residential	1,821	4,597	—
Total	$6,367	$40,790	$—
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	30

Table of Contents	Notes to Consolidated Financial Statements | Note 5 – Leases

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
As of September 30, 2026 and December 31, 2025, the Company had $26.9 million and $28.5 million of operating lease ROU assets, respectively, and $34.0 million and $35.3 million of operating lease liabilities, respectively, on the Company’s Consolidated Balance Sheet. The Company elects not to recognize ROU assets and operating lease liabilities arising from short-term leases, leases with initial terms of twelve months or less or equipment leases (deemed immaterial) on the Consolidated Balance Sheet.
The leases contain options to extend or terminate the lease, which are recognized as part of the ROU assets and lease liabilities when an economic benefit to exercise the option exists and there is a 90% probability that the Company will exercise the option. If these criteria are not met, the options are not included in our ROU assets and operating lease liabilities.
As of September 30, 2026, our leases do not contain material residual value guarantees or impose restrictions or covenants related to dividends or the Company’s ability to incur additional financial obligations.
The tables below present lease costs and other lease information.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Lease cost:
Operating lease cost (cost resulting from lease payments)	$1,356	$1,835	$4,058	$5,620
Variable lease cost (cost excluded from lease payments)	125	136	373	391
Net lease cost	$1,481	$1,971	$4,431	$6,011
Operating lease - operating cash flows (fixed payments)	$1,345	$1,443	$3,734	$4,454

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Right-of-use assets - operating leases	$26,917	$28,451
Operating lease liabilities	$34,045	$35,256
Weighted average lease term - operating leases (in years)	8.55	9.12
Weighted average discount rate - operating leases	3.66%	3.60%

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	31

Table of Contents	Notes to Consolidated Financial Statements | Note 5 – Leases

The table below presents the future minimum payments for operating leases with initial or remaining terms of one year or more.

(dollars in thousands)	As of September 30, 2026
Twelve months ended:
September 30, 2027	$5,438
September 30, 2028	5,170
September 30, 2029	4,844
September 30, 2030	4,230
September 30, 2031	3,939
Thereafter	16,654
Total future minimum lease payments	40,275
Amounts representing interest	(6,230)
Present value of net future minimum lease payments	$34,045
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
Fair Value Hedges of Interest Rate Risk
During 2025, the Company began utilizing receive-fixed, pay-floating interest rate swaps, accounted for as fair value hedges, to protect itself against adverse fluctuations in the fair value of interest-bearing deposits attributable to changes in the benchmark interest rate. Adjustments are made to record the hedging instrument at fair value on the balance sheet, with changes in fair value recognized in interest expense. The carrying value of the interest-bearing deposits is also adjusted through interest expense, based on changes in fair value attributable to changes in the benchmark interest rate.
During 2025, the Company also utilized pay-fixed, receive-floating interest rate swaps, accounted for as fair value hedges, to protect itself against adverse fluctuations in the fair value of AFS securities attributable to changes in the designated benchmark interest rate. Adjustments were made to record the hedging instrument at fair value on the balance sheet, with changes in fair value recognized in interest income. Changes in fair value of the AFS securities attributable to changes in the hedged risk were reclassified out of other comprehensive income (loss) through interest income each period to offset changes in fair value of the hedging instrument. The Company voluntarily discontinued this fair value hedging relationship in 2025. The Company is amortizing the hedging basis adjustment over a period consistent with amortization of other discounts or premiums on the asset. The cumulative amount of fair value hedging adjustments included in the amortized cost basis of the AFS securities was $276 thousand as of September 30, 2026.
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
The Company voluntarily discontinued one of its cash flow hedges in the third quarter of 2026. The Company is amortizing the unrecognized loss in the accumulated other comprehensive income (loss) over the remaining term of the underlying hedging instrument. The cumulative unamortized amount of deferred losses for this discontinued hedge was $1.0 million as of September 30, 2026.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	32

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

As of September 30, 2026, the Company estimates that approximately $7.1 million of net losses recorded in accumulated other comprehensive income (loss) related to cash flow hedges will be reclassified into earnings during the next twelve months. The amounts are recognized in the same period(s) during which the hedged transactions affect earnings.
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
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate derivatives. The Company monitors counterparty risk in accordance with the provisions of ASC 815, "Derivatives and Hedging". In addition, the interest rate derivative agreements contain language outlining collateral-pledging requirements for each counterparty. As of September 30, 2026, the Company had posted no cash collateral with other financial institutions and held $43.5 million of cash collateral on behalf of other financial institutions.
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
The table below presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)
Deposits	$(376,614)	$(389,295)	$13,386	$705

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	33

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

The table below identifies the balance sheet category and fair value of the Company’s derivative instruments. The Company has a minimum collateral posting threshold with its derivative counterparty. If the Company had breached any provisions under the agreement as of September 30, 2026, it could have been required to settle its obligations under the agreement at the termination value.

	As of
	September 30, 2026			December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives in an asset position:
Derivatives designated as hedging instruments:
Cash flow hedges	$—	$—	Other Assets	$300,000	$60	Other Assets
Total hedging instruments	—	—		300,000	60

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	976,378	45,333	Other Assets	808,009	24,272	Other Assets
Total derivatives in an asset position	$976,378	$45,333		$1,108,009	$24,332

Derivatives in a liability position:
Derivatives designated as hedging instruments:
Cash flow hedges	$600,000	$13,689	Other Liabilities	$—	$—	Other Liabilities
Fair value hedges	390,000	13,545	Other Liabilities	390,000	927	Other Liabilities
Total hedging instruments	990,000	27,234		390,000	927

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	976,378	43,262	Other Liabilities	808,009	23,015	Other Liabilities
Total derivatives in a liability position	$1,966,378	$70,496		$1,198,009	$23,942

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	34

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

The table below presents the pre-tax net gains (losses) of the Company’s designated cash flow hedges for the three and nine months ended September 30, 2026 and 2025.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
	Amount of Gain (Loss) Recognized in OCI			Location of Gain (Loss) Recognized from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Year Ended Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Loss)
(dollars in thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended September 30, 2026
Derivatives in cash flow hedging relationships:
Interest rate products	$(8,006)	$(8,006)	$—	Interest income	$(443)	$(443)	$—

For the Three Months Ended September 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate products	—	—	—	Interest income	—	—	—

For the Nine Months Ended September 30, 2026
Derivatives in cash flow hedging relationships:
Interest rate products	(15,830)	(15,830)	—	Interest income	(1,208)	(1,208)	—

For the Nine Months Ended September 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate products	—	—	—	Interest income	—	—	—

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	35

Table of Contents	Notes to Consolidated Financial Statements | Note 6 – Derivatives and Hedging Activities

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
(dollars in thousands)	Interest Income (Expense)		Interest Income (Expense)
Total amounts of expense line items presented in the Consolidated Statements of Operations in which the effects of fair value and cash flow hedges are recorded	$(839)	$42	$(2,320)	$95

The effect of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in Subtopic 815-20:
Interest rate products:
Hedged items	$6,936	$484	$12,681	$484
Derivatives designated as hedging instruments	(7,333)	(442)	(13,792)	(388)

Gain (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest rate products:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss)	$(443)	$—	$(1,208)	$—
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss) - included component	(443)	—	(1,208)	—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss) - excluded component	—	—	—	—
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations.

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Derivatives Not Designated as Hedging Instruments under ASC 815-20:
Interest rate products	Other income / (expense)	$756	$274	$1,451	$834

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	36

Table of Contents	Notes to Consolidated Financial Statements | Note 7 – Deposits

Note 7 – Deposits
The table below presents the Bank’s deposit composition.

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Noninterest-bearing demand	$1,552,920	$1,433,952
Interest-bearing transaction	864,462	1,038,154
Savings and money market(1)	2,845,653	3,624,813
Time deposits	2,770,972	3,036,687
Total	$8,034,007	$9,133,606
(1)Includes cumulative amount of fair value hedging adjustments of $13.4 million and $705 thousand as of September 30, 2026 and December 31, 2025, respectively.
The tables below represent the remaining maturity of time deposits.

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
2026	$574,211	$2,178,745
2027	1,815,132	516,925
2028	171,376	139,265
2029	80,534	75,687
2030	109,381	107,991
Thereafter	20,338	18,074
Total	$2,770,972	$3,036,687
The table below represents the time deposit accounts in excess of $250 thousand.

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Three months or less	$296,056	$252,100
More than three months through six months	189,714	391,299
More than six months through twelve months	467,118	305,557
Over twelve months	302,096	521,701
Total	$1,254,984	$1,470,657
As of September 30, 2026, total brokered deposits were $851.5 million, or 11% of total deposits, compared to $3.3 billion, or 36%, as of December 31, 2025.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	37

Table of Contents	Notes to Consolidated Financial Statements | Note 8 – Borrowings

Note 8 – Borrowings
The table below summarizes the Company’s borrowings.

(dollars in thousands)	Borrowings - Principal	Unamortized Deferred Issuance Costs	Net Borrowings Outstanding	Available Capacity (1)	Maturity Dates	Interest Rates (2)
As of September 30, 2026
Short-term borrowings:
Secured borrowings:
FHLB	$—	$—	$—	$1,384,817	N/A	—%
FRB: Discount window	—	—	—	1,226,354	N/A	—%
Total	—	—	—	2,611,171

Long-term borrowings:
Senior notes	77,665	(989)	76,676	—	September 30, 2029	10.00%
Total borrowings	$77,665	$(989)	$76,676	$2,611,171

As of December 31, 2025
Short-term borrowings:
Secured borrowings:
FHLB	$—	$—	$—	$1,349,351	N/A	—%
FRB: Discount window	—	—	—	1,373,872	N/A	—%
Total	—	—	—	2,723,223

Long-term borrowings:
Senior notes	77,665	(1,237)	76,428	—	September 30, 2029	10.00%
Total borrowings	$77,665	$(1,237)	$76,428	$2,723,223
(1)Available capacity on the Company's borrowings arrangements with the FHLB and the FRB comprise pledged collateral that has not been borrowed against. FHLB capacity was reduced by $151.6 million as of September 30, 2026 and $12.4 million as of December 31, 2025 due to the issuance of letters of credit. As of September 30, 2026, the Company had total additional undrawn borrowing capacity of approximately $4.2 billion, comprising unencumbered securities available to be pledged of approximately $1.6 billion and undrawn financing on pledged assets of $2.6 billion.
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
Senior Notes
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes"). As of September 30, 2026, the carrying value of these 2029 Senior Notes was $76.7 million which reflected $1.0 million in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	38

Table of Contents	Notes to Consolidated Financial Statements | Note 9 – Net Income (Loss) per Common Share

Note 9 – Net Income (Loss) per Common Share
The table below displays the calculation of net income (loss) per common share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Basic:
Net income (loss)	$24,246	$(67,513)	$45,882	$(135,613)
Average common shares outstanding	30,481	30,368	30,466	30,340
Basic net income (loss) per common share	$0.80	$(2.22)	$1.51	$(4.47)

Diluted:
Net income (loss)	$24,246	$(67,513)	$45,882	$(135,613)
Average common shares outstanding	30,481	30,368	30,466	30,340
Adjustment for common share equivalents	153	—	59	—
Average common shares outstanding-diluted	30,634	30,368	30,525	30,340
Diluted net income (loss) per common share (1)	$0.79	$(2.22)	$1.50	$(4.47)

Anti-dilutive shares	40	136	32	136
(1)     For any periods ending with a net loss, anti-dilutive financial instruments are excluded from the calculation of GAAP diluted earnings per share.
Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. The computation of diluted net income (loss) per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on net income (loss) per share.
Securities issued by the Company that could potentially dilute net income (loss) per share in future periods include stock options and restricted stock. To calculate diluted net income (loss) per share, the Company utilizes the treasury stock method which results in only an incremental number of shares added to shares outstanding during the period.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	39

Table of Contents	Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)

Note 10 – Other Comprehensive Income (Loss)
The table below presents the components of other comprehensive income (loss).

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2026
Unrealized gain (loss) on securities available-for-sale	$(19,518)	$4,710	$(14,808)
Reclassification adjustment for net realized (gain) loss included in net income (loss)(1)	(14)	5	(9)
Total unrealized gain (loss) on securities available-for-sale	(19,532)	4,715	(14,817)
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	1,562	(358)	1,204
Unrealized gain (loss) on derivatives	(8,006)	1,968	(6,038)
Reclassification adjustment for (gain) loss on cash flow hedging relationships	443	(109)	334
Total unrealized gain (loss) on derivatives	(7,563)	1,859	(5,704)
Other comprehensive income (loss)	$(25,533)	$6,216	$(19,317)

For the Three Months Ended September 30, 2025
Unrealized gain (loss) on securities available-for-sale	$10,476	$(2,637)	$7,839
Reclassification adjustment for net realized (gain) loss included in net income (loss)	1,982	(396)	1,586
Total unrealized gain (loss) on securities available-for-sale	12,458	(3,033)	9,425
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	1,576	(364)	1,212
Unrealized gain (loss) on derivatives	(114)	28	(86)
Total unrealized gain (loss) on derivatives	(114)	28	(86)
Other comprehensive income (loss)	$13,920	$(3,369)	$10,551

For the Nine Months Ended September 30, 2026
Unrealized gain (loss) on securities available-for-sale	$(21,296)	$5,145	$(16,151)
Reclassification adjustment for net realized (gain) loss included in net income (loss)(1)	(269)	71	(198)
Total unrealized gain (loss) on securities available-for-sale	(21,565)	5,216	(16,349)
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	4,850	(1,110)	3,740
Unrealized gain (loss) on derivatives	(15,830)	3,891	(11,939)
Reclassification adjustment for (gain) loss on cash flow hedging relationships	1,208	(297)	911
Total unrealized gain (loss) on derivatives	(14,622)	3,594	(11,028)
Other comprehensive income (loss)	$(31,337)	$7,700	$(23,637)

For the Nine Months Ended September 30, 2025
Unrealized gain (loss) on securities available-for-sale	$49,444	$(11,962)	$37,482
Reclassification adjustment for net realized (gain) loss included in net income (loss)	3,832	(1,115)	2,717
Total unrealized gain (loss) on securities available-for-sale	53,276	(13,077)	40,199
Amortization of unrealized gain (loss) on securities transferred to held-to-maturity	4,774	(1,102)	3,672
Unrealized gain (loss) on derivatives	(281)	69	(212)
Total unrealized gain (loss) on derivatives	(281)	69	(212)
Other comprehensive income (loss)	$57,769	$(14,110)	$43,659
(1)Also includes nominal amounts of hedging basis adjustment amortization related to a fair value hedging relationship that was voluntarily discontinued in 2025.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	40

Table of Contents	Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)

The table below presents the changes in each component of accumulated other comprehensive income (loss), net of tax.

(dollars in thousands)	Available-for-Sale Securities	Held-to-Maturity Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended September 30, 2026
Balance at beginning of period	$(61,018)	$(27,221)	$(5,240)	$(93,479)
Other comprehensive income (loss) before reclassifications	(14,808)	—	(6,038)	(20,846)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,204	—	1,204
Amounts reclassified from accumulated other comprehensive income (loss)	(9)	—	334	325
Net other comprehensive income (loss) during period	(14,817)	1,204	(5,704)	(19,317)
Balance at end of period	$(75,835)	$(26,017)	$(10,944)	$(112,796)

For the Three Months Ended September 30, 2025
Balance at beginning of period	$(76,078)	$(32,180)	$(107)	$(108,365)
Other comprehensive income (loss) before reclassifications	7,839	—	(86)	7,753
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,212	—	1,212
Amounts reclassified from accumulated other comprehensive income (loss)	1,586	—	—	1,586
Net other comprehensive income (loss) during period	9,425	1,212	(86)	10,551
Balance at end of period	$(66,653)	$(30,968)	$(193)	$(97,814)

For the Nine Months Ended September 30, 2026
Balance at beginning of period	$(59,486)	$(29,757)	$84	$(89,159)
Other comprehensive income (loss) before reclassifications	(16,151)	—	(11,939)	(28,090)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	3,740	—	3,740
Amounts reclassified from accumulated other comprehensive income (loss)	(198)	—	911	713
Net other comprehensive income (loss) during period	(16,349)	3,740	(11,028)	(23,637)
Balance at end of period	$(75,835)	$(26,017)	$(10,944)	$(112,796)

For the Nine Months Ended September 30, 2025
Balance at beginning of period	$(106,852)	$(34,640)	$19	$(141,473)
Other comprehensive income (loss) before reclassifications	37,482	—	(212)	37,270
Amortization of unrealized loss on securities transferred to held-to-maturity	—	3,672	—	3,672
Amounts reclassified from accumulated other comprehensive income (loss)	2,717	—	—	2,717
Net other comprehensive income (loss) during period	40,199	3,672	(212)	43,659
Balance at end of period	$(66,653)	$(30,968)	$(193)	$(97,814)

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	41

Table of Contents	Notes to Consolidated Financial Statements | Note 10 – Other Comprehensive Income (Loss)

The table below presents the amounts reclassified out of each component of accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income (Loss) is Presented
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Realized gain (loss) on sale of investment securities	$21	$1,982	$290	$3,832	Net gain (loss) on sale of investment securities
Gain (loss) on fair value hedging relationships - AFS securities	(7)	—	(21)	—	Interest income
Gain (loss) on cash flow hedging relationships - Loans	(443)	—	(1,208)	—	Interest income
Income tax benefit (expense)	104	(396)	226	(1,115)	Income tax expense
Total	$(325)	$1,586	$(713)	$2,717	Net Income (Loss)
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	42

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	As of September 30, 2026
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Investment securities available-for-sale:
U.S. agency securities	$—	$278,030	$—	$278,030
Residential mortgage-backed securities	—	476,400	—	476,400
Commercial mortgage-backed securities	—	53,609	—	53,609
Municipal bonds	—	82,014	—	82,014
Corporate bonds	—	1,977	—	1,977
Derivative assets	—	45,333	—	45,333
Total assets measured at fair value on a recurring basis	$—	$937,363	$—	$937,363
Liabilities:
Derivative liabilities	$—	$70,496	$—	$70,496
Total liabilities measured at fair value on a recurring basis	$—	$70,496	$—	$70,496

	As of December 31, 2025
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Investment securities available-for-sale:
U.S. agency securities	—	337,708	—	337,708
Residential mortgage-backed securities	—	562,504	—	562,504
Commercial mortgage-backed securities	—	66,545	—	66,545
Municipal bonds	—	8,046	—	8,046
Corporate bonds	—	1,967	—	1,967
Derivative assets	—	24,332	—	24,332
Total assets measured at fair value on a recurring basis	$—	$1,001,102	$—	$1,001,102
Liabilities:
Derivative liabilities	$—	$23,942	$—	$23,942
Total liabilities measured at fair value on a recurring basis	$—	$23,942	$—	$23,942
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
Interest rate derivatives: The Company enters into interest rate derivative agreements with institutional counterparties to facilitate customer hedging activities and manage exposure to changes in interest rates associated with certain assets and liabilities. The fair value of these derivatives is determined using valuation models that incorporate observable market inputs, including interest rate yield curves, forward rate curves, and other market-based assumptions. The valuation reflects the estimated future cash flows associated with the derivatives and consideration of counterparty credit risk. Accordingly, these derivatives are classified as Level 2.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	43

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.
Loans: The fair value of individually assessed loans and HFS loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually assessed loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. As of September 30, 2026, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans and HFS loans where an allowance is established based on the fair value of collateral, i.e., those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the loan as nonrecurring Level 2. When management determines the fair value of the collateral based on the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Other real estate owned ("OREO"): OREO is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.
The table below presents assets measured at fair value on a nonrecurring basis. There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Individually assessed loans:
Commercial	$—	$—	$14,037	$14,037
Income producing - commercial real estate	—	—	112,242	112,242
Owner occupied - commercial real estate	—	—	3,072	3,072
Real estate mortgage - residential	—	—	540	540
Construction - commercial and residential	—	—	4,486	4,486
Consumer	—	—	489	489
Loans held for sale	—	—	13,534	13,534
Other real estate owned	—	—	—	—
Total assets measured at fair value on a nonrecurring basis	$—	$—	$148,400	$148,400

	As of December 31, 2025
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Individually assessed loans:
Commercial	$—	$—	$8,580	$8,580
Income producing - commercial real estate	—	—	59,655	59,655
Owner occupied - commercial real estate	—	—	3,695	3,695
Real estate mortgage - residential	—	—	579	579
Construction - commercial and residential	—	—	14,460	14,460
Consumer	—	—	333	333
Loans held for sale	—	—	90,650	90,650
Other real estate owned	—	—	2,059	2,059
Total assets measured at fair value on a nonrecurring basis	$—	$—	$180,011	$180,011
As shown in the table above, certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	44

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	45

Table of Contents	Notes to Consolidated Financial Statements | Note 11 – Fair Value Measurements

The table below presents the estimated fair values of the Company’s financial instruments.

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of September 30, 2026
Assets
Cash and due from banks	$13,643	$13,643	$13,643	$—	$—
Interest-bearing deposits with other banks	528,617	528,617	—	528,617	—
Investment securities available-for-sale	892,030	892,030	—	892,030	—
Investment securities held-to-maturity	797,449	684,454	—	684,454	—
Federal Reserve and Federal Home Loan Bank stock	27,885	N/A	—	—	—
Loans held for sale	13,534	13,534	—		13,534
Loans held for investment(1)	6,563,354	6,411,539	—	—	6,411,539
Bank-owned life insurance	346,696	346,696	—	346,696	—
Annuity investment	11,084	11,084	—	11,084	—
Interest rate product	45,333	45,333	—	45,333	—
Accrued interest receivable	38,607	38,607	—	38,607	—

Liabilities
Noninterest-bearing deposits	1,552,920	1,552,920	—	1,552,920	—
Interest-bearing deposits	3,710,115	3,710,115	—	3,710,115	—
Time deposits	2,770,972	2,771,713	—	2,771,713	—
Long-term borrowings	76,676	81,160	—	81,160	—
Interest rate product	70,496	70,496	—	70,496	—
Accrued interest payable	7,201	7,201	—	7,201	—

As of December 31, 2025
Assets
Cash and due from banks	$11,692	$11,692	$11,692	$—	$—
Interest-bearing deposits with other banks	684,001	684,001	—	684,001	—
Investment securities available-for-sale	976,770	976,770	—	976,770	—
Investment securities held-to-maturity	854,780	774,947	—	774,947	—
Federal Reserve and Federal Home Loan Bank stock	28,327	N/A	—	—	—
Loans held for sale	90,650	90,650	—		90,650
Loans held for investment(1)	7,280,459	7,093,276	—	—	7,093,276
Bank-owned life insurance	335,177	335,177	—	335,177	—
Annuity investment	12,061	12,061	—	12,061	—
Interest rate product	24,332	24,332	—	24,332	—
Accrued interest receivable	41,373	41,373	—	41,373	—

Liabilities
Noninterest-bearing deposits	1,433,952	1,433,952	—	1,433,952	—
Interest-bearing deposits	4,662,967	4,662,967	—	4,662,967	—
Time deposits	3,036,687	3,050,951	—	3,050,951	—
Long-term borrowings	76,428	80,329	—	80,329	—
Interest rate product	23,942	23,942	—	23,942	—
Accrued interest payable	10,798	10,798	—	10,798	—
(1)Carrying value includes unamortized net deferred fees and costs of $17.62 million and $17.63 million as of September 30, 2026 and December 31, 2025, respectively.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	46

Table of Contents	Notes to Consolidated Financial Statements | Note 12 – Segment Reporting

Note 12 – Segment Reporting
The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. The Chief Executive Officer, who is the Company’s chief operating decision maker ("CODM"), monitors revenue streams and other information provided about the Company’s products and services offered, primarily banking operations. The information provided to the CODM is presented on an aggregated entity-level basis, which is consistent with the accompanying Consolidated Financial Statements presented in this Form 10-Q. The CODM evaluates the financial performance of the Company’s business by evaluating revenue streams, significant expenses, and budget-to-actual results in assessing operating results and in allocating resources, but profitability is only determined at the entity level. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget-to-actual results are used in assessing performance and allocating resources. Interest income and fees on loans, investments, and deposits provide the majority of revenues in the Company's operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the Company's operations. All of the Company's income and expenses are included in the accompanying Consolidated Financial Statements presented in this Form 10-Q. All of the Company’s operations are domestic.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	47

Table of Contents	Management's Discussion and Analysis

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
The Company was organized in October 1997 to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community-oriented, full service banking alternative to the super regional financial institutions that dominate the Company’s primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has twelve branch offices (six in Suburban Maryland, three in Washington, D.C. and three in Northern Virginia), a principal corporate office, three lending centers and one operations center. To further strengthen the Bank’s growth capabilities, the Bank took steps during the third quarter of 2026 to expand its established lending activities in the Baltimore market and enhance its commercial banking presence in the region.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	48

Table of Contents	Management's Discussion and Analysis | General

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
Critical Accounting Policies and Estimates
The Company's Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The Company applies the accounting policies contained in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in the Company's 2025 Form 10-K and "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in this report. Except for the early adoption of ASU 2025-08 discussed in Note 1, there have been no significant changes to the Company's accounting policies as disclosed in the Company's 2025 Form 10-K.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	49

Table of Contents	Management's Discussion and Analysis | Critical Accounting Policies and Estimates

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Net Interest Income	$61,309	$68,159	$(6,850)	$188,342	$201,584	$(13,242)
Less: Provision for (Reversal of) Credit Losses	2,809	113,215	(110,406)	37,639	277,629	(239,990)
Less: Provision for (Reversal of) Credit Losses for Unfunded Commitments	10	(38)	48	(1,761)	1,424	(3,185)
Net Interest Income After Provision for (Reversal of) Credit Losses	58,490	(45,018)	103,508	152,464	(77,469)	229,933
Noninterest income	9,564	2,495	7,069	33,031	17,116	15,915
Less: Noninterest expense	47,101	41,897	5,204	140,858	130,818	10,040
Income (Loss) Before Income Tax Expense	20,953	(84,420)	105,373	44,637	(191,171)	235,808
Less: Income Tax Expense (Benefit)	(3,293)	(16,907)	13,614	(1,245)	(55,558)	54,313
Net Income (Loss)	$24,246	$(67,513)	$91,759	$45,882	$(135,613)	$181,495
The change to net income for the three and nine months ended September 30, 2026 compared to net loss in the three and nine months ended September 30, 2025, was primarily due to lower provision for credit losses, partially offset by the corresponding tax impact, during the three and nine months ended September 30, 2026. See respective subsections below for the primary drivers of change and further discussion on net interest income, provision for credit losses, noninterest income, noninterest expenses, and income tax expenses.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	50

Table of Contents	Management's Discussion and Analysis | Results of Operations

When the impact of the provision is excluded, pre-provision net revenue ("PPNR"), a non-GAAP measure, was $23.8 million for the three months ended September 30, 2026, as compared to $28.8 million for the same period in 2025. PPNR was $80.5 million for the nine months ended September 30, 2026, as compared to $87.9 million for the same period in 2025. Refer to the "Use of Non-GAAP Financial Measures" section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.
The efficiency ratio, which measures the ratio of noninterest expense to total net revenue (the sum of net interest income and noninterest income), was 66.5% and 63.6%, respectively, for the three and nine months ended September 30, 2026 compared to 59.3% and 59.8% for the three and nine months ended September 30, 2025.
Net interest margin, which measures net interest income as a percentage of earning assets, was 2.60% and 2.54% for the three and nine months ended September 30, 2026, an increase compared to 2.43% and 2.37%, respectively, for the three and nine months ended September 30, 2025. For further information on the components and drivers of these changes, see the "Net Interest Income and Net Interest Margin" section below.
Loans, which generally have higher yields than securities and other earning assets, represented 69.0% and 68.8% of average earning assets for the nine months ended September 30, 2026 and 2025, respectively. Refer to the "Loan Portfolio" below for further discussion on loans.
Average investment securities for the nine months ended September 30, 2026 was 18.1% of average earning assets compared to 18.8% for the nine months ended September 30, 2025. Interest-bearing deposits with other banks represented 12.4% and 12.3% of average earning assets for the nine months ended September 30, 2026 and 2025, respectively.
The ratio of common equity to total assets increased to 12.24% as of September 30, 2026, compared to 10.78% as of December 31, 2025. For the three and nine months ended September 30, 2026, the return on average assets ("ROAA") were 0.96% and 0.58%, respectively, compared to (2.31)% and (1.53)% for the periods in 2025. Total shareholders' equity was $1.16 billion as of September 30, 2026, compared to $1.13 billion as of December 31, 2025, an increase of 2%. The return (loss) on average common equity for the three and nine months ended September 30, 2026 was 8.26% and 5.31%, respectively, compared to (22.66)% and (14.79)% for the same periods in 2025.
Net Interest Income and Net Interest Margin
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investment securities and interest-bearing deposits with other banks and other short-term investments. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings, which consist primarily of federal funds purchased, advances from secured financing arrangements, including the Federal Home Loan Bank of Atlanta ("FHLB") and Discount Window, and senior notes. Noninterest-bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	51

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

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
Consolidated Average Balances, Interest Yields And Rates — Current Quarter (Unaudited)

	For the Three Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest-bearing deposits with other banks and other short-term investments	$1,057,929	$9,434	3.54%	$1,449,871	$15,974	4.37%
Loans held for sale	20,925	38	0.72%	19,441	389	7.94%
Loans (1) (2)	6,524,107	102,222	6.22%	7,648,459	123,315	6.40%
Investment securities available-for-sale (2)	956,701	5,654	2.34%	1,134,993	5,866	2.05%
Investment securities held-to-maturity	807,289	4,244	2.09%	884,779	4,661	2.09%
Total interest earning assets	9,366,951	121,592	5.15%	11,137,543	150,205	5.35%

Noninterest earning assets	738,945			658,014
Less: allowance for credit losses	(123,338)			(198,158)
Total noninterest earning assets	615,607			459,856
Total assets	$9,982,558			$11,597,399

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction	$1,273,097	$8,414	2.62%	$1,391,316	$10,824	3.09%
Savings and money market	2,955,588	22,465	3.02%	3,576,595	30,875	3.42%
Time deposits	2,638,082	27,244	4.10%	3,312,333	37,686	4.51%
Total interest-bearing deposits	6,866,767	58,123	3.36%	8,280,244	79,385	3.80%
Customer repurchase agreements and federal funds purchased	—	—	—%	25,557	202	3.14%
Derivative collateral liability	25,874	72	1.10%	9,225	102	4.39%
Other short-term borrowings	6,524	64	3.89%	29,350	332	4.49%
Long-term borrowings	76,647	2,024	10.48%	76,318	2,025	10.52%
Total interest-bearing liabilities	6,975,812	60,283	3.43%	8,420,694	82,046	3.87%

Noninterest-bearing liabilities:
Noninterest-bearing demand	1,709,922			1,882,971
Other liabilities	132,953			111,586
Total noninterest-bearing liabilities	1,842,875			1,994,557

Shareholders' equity	1,163,871			1,182,148
Total Liabilities and Shareholders' Equity	$9,982,558			$11,597,399

Net interest income		$61,309			$68,159
Net interest spread			1.72%			1.48%
Net interest margin			2.60%			2.43%
Cost of funds			2.75%			3.16%

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	52

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

Consolidated Average Balances, Interest Yields And Rates — Year-to-Date (Unaudited)

	For the Nine Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest-bearing deposits with other banks and other short-term investments	$1,233,833	$33,101	3.59%	$1,406,915	$46,587	4.43%
Loans held for sale(1)	48,557	2,328	6.41%	11,747	673	7.66%
Loans (1) (2)	6,839,620	315,856	6.17%	7,840,451	374,390	6.38%
Investment securities available-for-sale (2)	965,212	15,988	2.21%	1,229,366	19,215	2.09%
Investment securities held-to-maturity	829,182	12,799	2.06%	912,067	14,660	2.15%
Total interest earning assets	9,916,404	380,072	5.12%	11,400,546	455,525	5.34%

Noninterest earning assets	737,149			627,116
Less: allowance for credit losses	(145,333)			(150,209)
Total noninterest earning assets	591,816			476,907
Total Assets	$10,508,220			$11,877,453

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction	$1,393,528	$26,626	2.55%	$1,348,531	$31,043	3.08%
Savings and money market	3,193,874	71,949	3.01%	3,641,069	92,569	3.40%
Time deposits	2,751,091	86,246	4.19%	3,211,774	111,896	4.66%
Total interest-bearing deposits	7,338,493	184,821	3.37%	8,201,374	235,508	3.84%
Customer repurchase agreements and federal funds purchased	—	—	—%	32,132	712	2.96%
Derivative collateral liability	16,218	189	1.56%	13,522	569	5.63%
Other short-term borrowings	22,345	648	3.88%	305,312	11,086	4.85%
Long-term borrowings	76,566	6,072	10.60%	76,234	6,066	10.64%
Total interest-bearing liabilities	7,453,622	191,730	3.44%	8,628,574	253,941	3.93%

Noninterest-bearing liabilities:
Noninterest-bearing demand	1,762,173			1,890,500
Other liabilities	137,425			132,866
Total noninterest-bearing liabilities	1,899,598			2,023,366

Shareholders' equity	1,155,000			1,225,513
Total Liabilities and Shareholders' Equity	$10,508,220			$11,877,453

Net interest income		$188,342			$201,584
Net interest spread			1.68%			1.41%
Net interest margin			2.54%			2.37%
Cost of funds			2.78%			3.23%
(1)Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $2.9 million and $10.7 million for the three and nine months ended September 30, 2026, respectively, and $3.7 million and $11.1 million for the three and nine months ended September 30, 2025, respectively.
(2)Interest and fees on loans and investments exclude tax equivalent adjustments.
Net interest income decreased in the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily due to a larger decrease in interest-earning assets compared to interest-bearing liabilities. Additionally, average loan yields and yields on interest bearing deposits with other banks and short-term investments were lower in the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, partially offset by lower rates on interest-bearing liabilities.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	53

Table of Contents	Management's Discussion and Analysis | Results of Operations | Net Interest Income and Net Interest Margin

Net interest margin was 2.60% for the three months ended September 30, 2026, an increase compared to 2.43% for the three months ended September 30, 2025. The cost of funds decreased by 41 basis points from 3.16% for the third quarter of 2025 to 2.75% for the third quarter of 2026, while the yield on interest-earning assets had a decrease of 20 basis points from 5.35% for the third quarter of 2025 to 5.15% for the third quarter of 2026.
Net interest margin was 2.54% for the nine months ended September 30, 2026, an increase compared to 2.37% for the nine months ended September 30, 2025. The cost of funds decreased by 45 basis points from 3.23% for the first nine months of 2025 to 2.78% for the first nine months of 2026, while the yield on interest-earning assets had a decrease of 22 basis points from 5.34% for the first nine months of 2025 to 5.12% for the first nine months of 2026.
Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the period indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on:
Interest-bearing deposits with other banks and other short-term investments	$(4,319)	$(2,221)	$(6,540)	$(5,731)	$(7,755)	$(13,486)
Loans held for sale	(351)	—	(351)	2,109	(454)	1,655
Loans	(18,128)	(2,965)	(21,093)	(47,791)	(10,743)	(58,534)
Investment securities available-for- sale	(921)	709	(212)	(4,129)	902	(3,227)
Investment securities held-to-maturity	(408)	(9)	(417)	(1,332)	(529)	(1,861)
Total interest income	(24,127)	(4,486)	(28,613)	(56,874)	(18,579)	(75,453)

Interest paid on:
Interest-bearing transaction	(920)	(1,490)	(2,410)	1,036	(5,453)	(4,417)
Savings and money market	(5,361)	(3,049)	(8,410)	(11,369)	(9,251)	(20,620)
Time deposits	(7,671)	(2,771)	(10,442)	(16,050)	(9,600)	(25,650)
Customer repurchase agreements	(102)	—	(102)	(712)	—	(712)
Derivative collateral liability	3	(133)	(130)	113	(493)	(380)
Other short-term borrowings	(258)	(10)	(268)	(10,275)	(163)	(10,438)
Long-term borrowings	9	(9)	—	26	(20)	6
Total interest expense	(14,300)	(7,462)	(21,762)	(37,231)	(24,980)	(62,211)
Net interest income	$(9,827)	$2,976	$(6,851)	$(19,643)	$6,401	$(13,242)

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	54

Table of Contents	Management's Discussion and Analysis | Results of Operations | Provision for Credit Losses

Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to record the ACL on loans and the ACL on held-to-maturity ("HTM") investment securities. The amount of the ACL on loans is based on management's assessment of current expected credit losses in the portfolio. Those factors include historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company.
The table below presents a breakdown of the current provision for credit losses included in our Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for (reversal of) credit losses - loans	$2,854	$113,245	$38,260	$277,758
Provision for (reversal of) credit losses - HTM debt securities	(45)	(30)	(621)	(129)
Total Provision for credit losses	$2,809	$113,215	$37,639	$277,629

Net charge-offs in ACL	$(4,156)	$(140,814)	$(78,025)	$(235,920)
The change in the provision for credit losses on the loan portfolio for the three and nine months ended September 30, 2026 was primarily attributable to a decrease in the need for additional reserves resulting from the resolution of problem loans, a decrease in the office overlay and a decline in loan balances year over year.
Net charge-offs of $78.0 million during the nine months ended September 30, 2026 represented 1.53% of average loans held for investment on an annualized basis, a decrease from net charge-offs of $235.9 million in the nine months ended September 30, 2025, which represented 4.02% of average loans held for investment on an annualized basis.
During 2025, we began executing on a revised strategy for resolving criticized and classified loans with the goal of accelerating dispositions and reducing asset quality risk. In furtherance of this strategy, we continue to obtain updated valuations on the underlying collateral for certain loans and incorporate new information about borrower performance. These updated valuations reflect the rapidly changing commercial real estate market in the D.C. metro area. During the nine months ended September 30, 2026, certain loans were transferred to loans held for sale ("HFS"), which resulted in charge-offs of $36.7 million to record those loans at their fair value at the time of transfer. The estimated fair value reflected current market participant pricing, including discounts associated with the loans’ credit quality, collateral values, market liquidity and the anticipated timing and structure of the disposition. We believe our actions during the current period reflect a disciplined approach to credit risk management that incorporates updated market and borrower data into our loss estimates.
The office overlay decreased in the nine months ended September 30, 2026 relative to the nine months ended September 30, 2025, impacted by updated assumptions associated with the PD and LGD rates, the migration of one sizable relationship to nonaccrual status that is now individually evaluated for a specific reserve, a reduction in the covered portfolio, and improvement in asset quality indicators. The office overlay for the nine months ended September 30, 2026 reflects management’s assessment of continued uncertainty in the CRE office sector, as well as potential lag effects from interest-rate sensitivity, valuation declines, and refinancing risk. Management continues to monitor trends, including occupancy, capitalization rates, and market liquidity, across key metropolitan areas and may adjust qualitative reserves further as these factors evolve.
Management believes the current ACL is adequate and properly reflects the current asset quality profile, though further provision expense may be required if collateral values or borrower performance deteriorate.
The provision for credit losses for the held-to-maturity securities portfolio was recorded primarily on several corporate bonds. During the three and nine months ended September 30, 2026, there was a reversal of provision for credit losses of $45 thousand and $621 thousand, respectively, for the held-to-maturity securities portfolio, compared to a reversal of provision expense of $30 thousand and $129 thousand, respectively, for the three and nine months ended September 30, 2025.
The provision for credit losses for unfunded commitments is presented separately on the Consolidated Statements of Operations. This provision considers the probability that unfunded commitments will fund, among other factors. There was a provision expense of $10 thousand and a reversal of provision of $1.8 million, respectively, for the three and nine months ended September 30, 2026, compared to a reversal of provision of $38 thousand and a provision expense of $1.4 million, respectively, for the three and nine months ended September 30, 2025. The

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	55

Table of Contents	Management's Discussion and Analysis | Results of Operations | Provision for Credit Losses

reversal of provision for the nine months ended September 30, 2026 was primarily due to a decline in the applicable reserve rate as the Bank's collectively assessed ACL decreased.
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
Noninterest Income
Noninterest income includes service charges on deposits, gain (loss) on sale of investment securities and loans, income from Bank-Owned Life Insurance ("BOLI") and other income. The table below summarizes the comparative noninterest income.

	For the Three Months Ended September 30,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Service charges on deposits	$1,794	$1,773	$21	1%
Gain (loss) on sale of loans	—	(3,550)	3,550	(100)%
Net gain (loss) on sale of investment securities	21	(1,982)	2,003	(101)%
Increase in the cash surrender value of bank-owned life insurance	5,773	5,293	480	9%
Other income	1,976	961	1,015	106%
Total	$9,564	$2,495	$7,069	283%

	For the Nine Months Ended September 30,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Service charges on deposits	$5,259	$5,287	$(28)	(1)%
Gain (loss) on sale of loans	5,841	(3,550)	9,391	(265)%
Net gain (loss) on sale of investment securities	290	(3,832)	4,122	(108)%
Increase in the cash surrender value of bank-owned life insurance	17,124	14,736	2,388	16%
Other income	4,517	4,475	42	1%
Total	$33,031	$17,116	$15,915	93%
The increase in total noninterest income in the third quarter of 2026 as compared to the third quarter of 2025 was primarily due to no losses on sale of loans in 2026 compared to 2025, and nominal gains on the sale of securities in 2026, compared to losses in 2025.
The increase in total noninterest income in the first nine months of 2026 as compared to the first nine months of 2025 was primarily driven by gains on the sales of loans and securities in 2026, compared to losses in 2025, and increases in the BOLI earnings.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	56

Table of Contents	Management's Discussion and Analysis | Results of Operations | Noninterest Expense

Noninterest Expense
Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance assessments and other expenses. The table below summarizes the comparative noninterest expense.

	For the Three Months Ended September 30,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$28,274	$21,290	$6,984	33%
Premises and equipment expenses	2,331	2,944	(613)	(21)%
Marketing and advertising	1,474	1,316	158	12%
Data processing	4,090	3,950	140	4%
Legal, accounting and professional fees	4,046	2,396	1,650	69%
FDIC insurance	2,811	6,665	(3,854)	(58)%
Other expenses	4,075	3,336	739	22%
Total	$47,101	$41,897	$5,204	12%

	For the Nine Months Ended September 30,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$74,887	$65,198	$9,689	15%
Premises and equipment expenses	7,309	9,166	(1,857)	(20)%
Marketing and advertising	3,503	3,831	(328)	(9)%
Data processing	12,551	12,221	330	3%
Legal, accounting and professional fees	14,130	7,068	7,062	100%
FDIC insurance	14,682	23,704	(9,022)	(38)%
Other expenses	13,796	9,630	4,166	43%
Total	$140,858	$130,818	$10,040	8%
The increase in total noninterest expense for the third quarter of 2026 as compared to the third quarter of 2025 was primarily due to higher salaries and employee benefits attributed to higher incentives and accelerated stock awards and an increase in legal, accounting and professional fees, partially offset by lower FDIC insurance expense.
The increase in total noninterest expense for the first nine months of 2026 as compared to the first nine months of 2025 was primarily due to higher salaries and employee benefits attributed to higher incentives and accelerated stock awards, higher legal, accounting and professional fees, and valuation adjustments on the remaining HFS portfolio, partially offset by lower FDIC insurance expense.
The major components of other expenses include regulatory assessment fees, director compensation, real estate taxes, and insurance expenses. Additionally, when applicable, other expenses also include valuation adjustments and any disposition costs related to HFS loans.
As a percentage of average assets, total noninterest expense (annualized) was 1.87% and 1.79%, respectively for the three and nine months ended September 30, 2026 as compared to 1.43% and 1.47%, respectively, in the three and nine months ended September 30, 2025.
Income Tax Expense
For the three and nine months ended September 30, 2026, income tax benefit was $3.3 million and $1.2 million, respectively, compared to income tax benefit of $16.9 million and $55.6 million, respectively, for the three and nine months ended September 30, 2025. The decrease in income tax benefit was primarily due to the change from a loss to income position from the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2026.
The effective income tax rate for the three and nine months ended September 30, 2026 was (15.72)% and (2.79)%, respectively. The effective income tax rate represents income tax expense or benefit as a percentage of the pre-tax income in the three and nine months ended September 30, 2026. The effective income tax rate for the first nine months of 2026 differed from the 21% U.S. federal statutory income tax rate primarily due to a one-time income tax benefit of approximately $5.4 million recognized during the third quarter of 2026 in connection with the settlement of

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	57

Table of Contents	Management's Discussion and Analysis | Results of Operations | Income Tax Expense

the Company's 2019 and 2020 Maryland state income tax refund claims, as well as the tax benefits associated with low-income housing tax credit equity investments, tax-exempt interest income, and tax-exempt income from increase in the cash surrender value of bank-owned life insurance ("BOLI").
Balance Sheet Analysis
Overview
This section discusses our condensed consolidated balance sheets and should be read together with our consolidated financial statements and the accompanying notes.

	As of
	September 30, 2026	December 31, 2025	Change
Assets
Cash and cash equivalents (1)	$542,260	$695,693	$(153,433)
Investment securities (2)	1,689,479	1,831,550	(142,071)
Loans held for sale	13,534	90,650	(77,116)
Loans held for investment, at amortized cost	6,563,354	7,280,459	(717,105)
Less: Allowance for credit losses	(120,781)	(159,604)	38,823
Loans held for investment, net of allowance	6,442,573	7,120,855	(678,282)
Deferred income taxes	140,393	132,330	8,063
Bank-owned life insurance	346,696	335,177	11,519
Other assets (3)	289,363	290,948	(1,585)
Total Assets	$9,464,298	$10,497,203	$(1,032,905)

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,552,920	$1,433,952	$118,968
Interest-bearing transaction	864,462	1,038,154	(173,692)
Savings and money market	2,845,653	3,624,813	(779,160)
Time deposits	2,770,972	3,036,687	(265,715)
Total deposits	8,034,007	9,133,606	(1,099,599)
Borrowings	76,676	76,428	248
Other liabilities (4)	195,214	155,886	39,328
Total Liabilities	8,305,897	9,365,920	(1,060,023)
Shareholders' Equity	1,158,401	1,131,283	27,118
Total Liabilities and Shareholders' Equity	$9,464,298	$10,497,203	$(1,032,905)
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
The decrease in total assets as of September 30, 2026 from December 31, 2025 was primarily due to lower cash balances and declines in securities and loan balances from sales, maturities and paydowns.
Investment securities, net of the allowance for credit losses, were $1.7 billion as of September 30, 2026 as compared to $1.8 billion as of December 31, 2025, an 8% decrease, primarily driven by maturities, calls and paydowns on both available-for-sale ("AFS") and HTM securities, partially offset by purchases of AFS securities. Cash flows from the securities portfolio are expected to be managed flexibly, including selective paydowns of brokered funding, while allowing for limited and opportunistic reinvestment in the securities portfolio.
Loans held for investment ("HFI") decreased by $717.1 million (from $7.3 billion as of December 31, 2025 to $6.6 billion as of September 30, 2026) while HFS loans decreased by $77.1 million. Refer to the "Loan Portfolio", "Loan Maturity" and other loan-related sections below for further discussion on loans.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	58

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis

Total shareholders’ equity as of September 30, 2026 was $1.16 billion as compared to $1.13 billion as of December 31, 2025, a 2% increase. This increase in shareholders’ equity was primarily due to net income of $45.9 million offset by $23.6 million in other comprehensive loss and cash dividends of $0.9 million. The ratio of common equity to total assets was 12.24% as of September 30, 2026 as compared to 10.78% as of December 31, 2025. Book value per share was $38.00 as of September 30, 2026, a 2% increase from $37.26 as of December 31, 2025.
In order to be considered well-capitalized, the Bank must have a common equity tier one capital ("CET1") risk based capital ratio of 6.5%, a Tier 1 risk-based ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. The Company and the Bank exceeded all these requirements and satisfy the capital conservation buffer of 2.5% of risk-weighted assets as of September 30, 2026. Failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.
The Company's capital ratios remain substantially in excess of regulatory minimums and buffer requirements. The total risk based capital ratio was 16.25% as of September 30, 2026, as compared to 14.33% as of December 31, 2025. The CET1 risk based capital ratio was 14.99% as of September 30, 2026, as compared to 13.07% as of December 31, 2025. The tier 1 risk based capital ratio was 14.99% as of September 30, 2026, as compared to 13.07% as of December 31, 2025. The tier 1 leverage ratio was 12.08% as of September 30, 2026, as compared to 9.72% as of December 31, 2025. Refer to "Capital Resources and Adequacy" section below for further discussion on our capital.
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
Loans held for investment were $6.6 billion as of September 30, 2026, as compared to $7.3 billion as of December 31, 2025, a decrease of $717.1 million or 9.8%. During the period ended September 30, 2026, certain loans, primarily income producing commercial real estate loans, were reclassified from HFI to HFS loans. This reclassification resulted in net charge-offs of $36.7 million in order to bring the loans to the lower of cost or fair value of $238.5 million at the time of transfer. During the first nine months of 2026, 21 HFS loans were sold, resulting in a gain of $5.8 million. There were $13.5 million in HFS loans as of September 30, 2026, compared to $90.7 million as of December 31, 2025.
The loan portfolio mix continues to evolve as the Bank has experienced a reduction in income producing commercial real estate loans and construction loans, partially offset by increases in commercial, owner-occupied commercial real estate and purchased residential mortgage loans. These shifts reflect our strategic focus on reshaping the portfolio toward relationship-driven commercial lending and asset classes aligned with our long-term risk-adjusted return objectives. We continue to see opportunities for growth in the commercial lending market and our processes for evaluating these opportunities are designed to ensure they are subject to reasonable underwriting standards, including appropriate cash flow necessary to support debt service. Following origination, we continue to monitor our borrowers' business plans and assess primary and alternative sources for loan repayment and, if necessary, obtain collateral or additional collateral to mitigate credit loss in the event of default.
The Bank has a large portion of its loan portfolio related to real estate, with 73% consisting of commercial real estate and real estate construction loans as of September 30, 2026. Non-owner occupied commercial real estate and commercial and residential construction represented 47% of the loan portfolio while the remaining 26% is represented by the "owner occupied - commercial real estate" and "construction - C&I (owner occupied)" loans.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	59

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

The table below presents loans, net of amortized deferred fees and costs by major category.

	As of
	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,544,426	24%	$1,338,486	18%
Income producing - commercial real estate	2,587,587	39%	3,350,718	46%
Owner occupied - commercial real estate	1,641,411	25%	1,602,124	22%
Real estate mortgage - residential	134,529	2%	37,100	1%
Construction - commercial and residential	516,565	8%	795,400	11%
Construction - C&I (owner occupied)	96,509	1%	108,468	1%
Home equity	41,265	1%	47,448	1%
Other consumer	1,062	—%	715	—%
Total loans	6,563,354	100%	7,280,459	100%
Less: allowance for credit losses	(120,781)		(159,604)
Loans, net(1)	$6,442,573		$7,120,855
(1)Excludes accrued interest receivable of $30.3 million and $35.9 million as of September 30, 2026 and December 31, 2025, respectively, which is recorded in other assets.
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
The chart below displays our loan portfolio, as a percentage of total amortized cost, by geographic concentration.

Washington, D.C.	Washington's Maryland Suburbs	Northern Virginia

Other Maryland	Other Locations

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	60

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

As part of its lending strategy, the Company maintains a substantial portfolio of CRE loans, with $4.7 billion and $5.7 billion, or 71.7% and 78.3% of total loans, of amortized cost outstanding as of September 30, 2026 and December 31, 2025, respectively. Management meets regularly in order to monitor its existing CRE loan portfolio and to evaluate the pipeline for CRE loan investment. Income producing CRE loans collateralized by office properties comprised approximately $523.5 million and $576.1 million, or 8.0% and 7.9% of total loans, as of September 30, 2026 and December 31, 2025, respectively.
Office loans within Washington, D.C., Washington's Maryland Suburbs and Northern Virginia were $494.0 million and $545.8 million, or 7.5% and 7.5% of total loans, as of September 30, 2026 and December 31, 2025, respectively.
The chart below displays the geographic concentration of income producing - CRE office loans in our loan portfolio, as percentage of total principal balance.

Central business district of Washington, D.C.	Washington, D.C. (outside of the central business district)

Washington's Maryland Suburbs	Northern Virginia

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	61

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Portfolio

The table below summarizes the Company's income producing - commercial real estate loans, at principal balance, by collateral location and type.

	As of September 30, 2026
		Maryland		Virginia
(dollars in thousands)	Washington, D.C.	Washington, D.C. Suburbs	Other	Northern Virginia	Other	Other	Total	Percent of Total
Collateral Type:
Hotel & motel	$146,362	$70,061	$80,613	$48,531	$—	$20,162	$365,729	14%
Industrial	829	56,791	23,646	21,569	10,085	—	112,920	4%
Mixed use	109,920	39,519	—	14,858	20,419	4,810	189,526	8%
Multifamily	260,652	112,014	294	93,223	65,460	43,802	575,445	22%
Office	147,585	167,318	4,449	179,771	25,097	—	524,220	20%
Retail	51,317	59,132	53,767	42,241	21,129	2,441	230,027	9%
Single / 1-4 Family & Res. Condo	51,445	5,256	1,817	4,061	917	3,949	67,445	3%
Other (1)	177,427	129,146	5,192	191,886	5,330	17,764	526,745	20%
Total	$945,537	$639,237	$169,778	$596,140	$148,437	$92,928	$2,592,057	100%
Percent of total	36%	25%	6%	23%	6%	4%	100%

Percent of Principal by Loan Size:
Less than $1 million	1%	3%	2%	2%	3%	2%
$1 million to $5 million	11%	11%	14%	8%	12%	16%
$5 million to $10 million	5%	9%	16%	11%	9%	30%
$10 million to $25 million	22%	13%	25%	33%	40%	13%
$25 million to $50 million	31%	20%	43%	20%	—%	39%
Greater than $50 million	30%	44%	—%	26%	36%	—%
Total	100%	100%	100%	100%	100%	100%
(1)Primarily includes commercial real estate loans with land, storage, and healthcare collateral.
As of September 30, 2026 and December 31, 2025, $47.3 million and $107.9 million, respectively, of principal of CRE loans collateralized by office properties were criticized or classified.
The table below displays income producing - commercial real estate loans, at principal, that are criticized or classified by collateral type.

	As of
	September 30, 2026			December 31, 2025
(dollars in thousands)	Special Mention	Substandard	Total	Special Mention	Substandard	Total
Hotel & motel	$12,525	$35,774	$48,299	$6,275	$—	$6,275
Industrial	—	—	—	2,697	—	2,697
Mixed use	—	30,194	30,194	50,299	69,797	120,096
Multifamily	42,685	169,123	211,808	43,201	132,419	175,620
Office	—	47,345	47,345	23,705	84,185	107,890
Retail	—	13,791	13,791	—	12,424	12,424
Single / 1-4 Family & Res. Condo	—	3,837	3,837	—	5,747	5,747
Other	56,062	29,604	85,666	59,838	69,119	128,957
Total	$111,272	$329,668	$440,940	$186,015	$373,691	$559,706
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	62

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Loan Maturity

Loan Maturity
The table below sets forth the time to contractual maturity of the loan portfolio. Loans are shown in the period based on final contractual maturity. Demand loans, having no contractual maturity, and overdrafts are reported as due in one year or less.

	As of September 30, 2026
(dollars in thousands)	Total	One Year or Less	Over One Year to Five Years	Over Five Years to Fifteen Years	Over Fifteen Years
Commercial	$1,544,426	$319,269	$1,080,768	$114,941	$29,448
Income producing - commercial real estate (1)	2,587,587	1,376,690	1,102,520	108,377	—
Owner occupied - commercial real estate	1,641,411	49,594	857,367	436,441	298,009
Real estate mortgage - residential	134,529	10,505	13,409	1,534	109,081
Construction - commercial and residential	516,565	414,994	101,571	—	—
Construction - C&I (owner occupied)	96,509	2,347	23,850	8,183	62,129
Home equity	41,265	839	96	2,131	38,199
Other consumer	1,062	586	67	15	394
Total loans	$6,563,354	$2,174,824	$3,179,648	$671,622	$537,260

Loans with:
Predetermined fixed interest rate	$2,008,979	$530,551	$1,120,077	$185,259	$173,092
Floating or adjustable interest rate	4,554,375	1,644,273	2,059,571	486,363	364,168
Total loans	$6,563,354	$2,174,824	$3,179,648	$671,622	$537,260
(1)Income producing CRE office loans with total principal of $524.2 million and multifamily loans with total principal of $575.4 million as of September 30, 2026 are included within income producing - commercial real estate. The charts below represent their maturities schedules.
Allowance for Credit Losses
The ACL is an estimate based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes of the Company and Bank. A full discussion of the accounting for ACL is contained in "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements and activity in the ACL is contained in "Note 4 – Loans and Allowance for Credit Losses" to the Consolidated Financial Statements. Also, refer to "Critical Accounting Policies and Estimates" above for further discussion of the methodology which management employs to maintain an adequate ACL, as well as "Provision for Credit Losses" above for a discussion of the Company's calculation of the provision for credit losses during the nine months ended September 30, 2026 and 2025.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	63

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses

The ACL for loans as of September 30, 2026 was $120.8 million, which reflected a decrease of $38.8 million from $159.6 million as of December 31, 2025. The ACL represented 1.84% of total loans as of September 30, 2026 as compared to 2.19% as of December 31, 2025. The decrease in the ACL for loans at September 30, 2026 compared to December 31, 2025, was primarily due to a decrease in the office overlay and charge-offs of previously reserved amounts, partially offset by updated assumptions in the CECL model calculation and an increase in specific reserves for non-performing loans.
Management believes the ACL as of September 30, 2026 remains adequate to absorb estimated losses inherent in the portfolio following the loss recognition on high-risk loans concentrated in the commercial real estate segment. The losses recognized in the first nine months of 2026 were primarily due to the transfer of certain loans to HFS, loss mitigation activities and the incorporation of new information about borrower performance. As of September 30, 2026, the allowance represented 73% of nonperforming loans as compared to 149% as of December 31, 2025.
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
As of September 30, 2026 and December 31, 2025, the Company had $166.0 million and $106.9 million, respectively, of loans classified as nonperforming. Please refer to the "Nonperforming Assets" section for a discussion of problem and potential problem assets. Refer to "Note 1 – Summary of Significant Accounting Policies" to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company’s policy regarding individual evaluation of loans to record a provision for expected credit losses.
As of September 30, 2026 and December 31, 2025, loans rated special mention had an amortized cost of $195.1 million and $268.9 million, respectively, and loans rated substandard had an amortized cost of $439.8 million and $514.5 million, respectively. The decrease in special mention loans was primarily attributable to payoffs, loan sales and net risk rating migrations. The decrease in substandard loans was primarily attributable to transfer of certain loans to HFS, as previously discussed, and the payoff in full of certain loans, partially offset by additional downgrades. These downgrades were substantially from loans previously rated watch or special mention.
As of September 30, 2026, 100% and 62% of special mention and substandard loans, respectively, were current, with the remainder either 30 or more days past due or nonperforming. Based upon their status as potential problem loans, loans risk rated special mention or substandard receive heightened scrutiny. Additionally, the Company's credit loss allowance methodology incorporates increased reserve factors for office loans considered potential problem loans as compared to the general portfolio.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	64

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses

The table below presents activity in the allowance for credit losses.

	For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Balance at beginning of period	$159,604	$114,390
Charge-offs:
Commercial	(17,391)	(1,497)
Income producing - commercial real estate	(52,464)	(197,582)
Owner occupied - commercial real estate	(2,926)	(19,797)
Real estate mortgage - residential	(80)	—
Construction - commercial and residential	(8,703)	(17,837)
Other consumer	—	(35)
Total charge-offs	(81,564)	(236,748)

Recoveries:
Commercial	923	436
Income producing - commercial real estate	1,122	329
Owner occupied - commercial real estate	1,478	63
Real estate mortgage - residential	9	—
Construction - commercial and residential	6	—
Other consumer	1	—
Total recoveries	3,539	828
Net charge-offs	(78,025)	(235,920)
Provision for credit losses - loans	38,260	277,758
Initial allowance on purchased seasoned loans	942	—
Balance at end of period	$120,781	$156,228

Annualized ratio of net charge-offs to average loans outstanding during the period	1.53%	4.02%
The allocation of the allowance as of September 30, 2026 includes the allowance for credit losses of $31.5 million against individually assessed loans of $166.0 million, as compared to allowance for credit losses of $19.6 million against individually assessed loans of $106.9 million as of December 31, 2025. In addition, the Company's performing office coverage ratio, which calculates the ACL attributable to loans collateralized by performing office properties as a percentage of total performing office loans, was 4.86% and 12.89% as of September 30, 2026 and December 31, 2025, respectively. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance to absorb losses in any category. The Company has updated its allocation methodology to better reflect the ACL attributable to loan categories and collateral types. Conforming changes have been made to prior period amounts. These reclassifications had no effect on net income (loss) or shareholders' equity.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	65

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Allowance for Credit Losses

The table below displays the allocation of the ACL by loan category and the percentage of allowance in each category.

	As of
	September 30, 2026			December 31, 2025
(dollars in thousands)	Amount	% of Total ACL	% of Total Loans	Amount	% of Total ACL	% of Total Loans
Commercial	$26,518	22%	24%	$26,607	17%	18%
Income producing - commercial real estate	69,552	58%	39%	98,707	62%	46%
Owner occupied - commercial real estate	16,721	14%	25%	20,719	13%	22%
Real estate mortgage - residential	1,804	1%	2%	339	—%	1%
Construction - commercial and residential	4,134	3%	8%	11,171	7%	11%
Construction - C&I (owner occupied)	1,460	1%	1%	1,515	1%	1%
Home equity	563	1%	1%	519	—%	1%
Other consumer	29	—%	—%	27	—%	—%
Total	$120,781	100%	100%	$159,604	100%	100%
The table below displays the allocation of the ACL specific to income producing - commercial real estate loans by collateral type.

	As of
	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Hotel & motel	$5,139	7%	$3,934	4%
Industrial	1,403	2%	1,359	1%
Mixed use	2,381	3%	2,627	3%
Multifamily	16,128	23%	7,468	8%
Office	32,329	47%	71,364	72%
Retail	3,356	5%	2,791	3%
Single / 1-4 Family & Res. Condo	761	1%	885	1%
Other	8,055	12%	8,279	8%
Total ACL - Income producing - commercial real estate loans	$69,552	100%	$98,707	100%
Nonperforming Assets
The Company’s nonperforming assets are comprised of the amortized cost of nonaccrual HFI loans, which includes the nonperforming portion of loan modifications, and the carrying value of other real estate owned ("OREO"). Nonperforming assets totaled $166.0 million as of September 30, 2026, representing 1.75% of total assets, as compared to $109.0 million as of December 31, 2025, representing 1.04% of total assets. The increase was primarily due to the migration of previously substandard-rated CRE relationships to nonaccrual status, partly offset by charge-offs of nonaccrual loans as well as by loans transferred to HFS. As of September 30, 2026, nonaccrual HFS loans totaling $13.5 million were excluded from nonperforming assets since they are carried at the lower of cost or fair value and are not reflected in credit metrics.
Total nonperforming loans had an amortized cost of $166.0 million as of September 30, 2026, representing 2.53% of total loans, compared to $106.9 million as of December 31, 2025, representing 1.47% of total loans. The Company had no accruing loans that were 90 days or more past due as of September 30, 2026 and December 31, 2025. Management prioritizes remaining attentive to early signs of deterioration in borrowers’ financial conditions and to taking action designed to mitigate risk. The Company places loans on nonaccrual status if it deems collection to be doubtful.
Under the CECL standard, loans that no longer share similar risk characteristics with their assigned segment—due to credit deterioration, increased collateral dependency, or other factors—are evaluated on an individual basis. The Company individually assesses all nonaccrual loans and may also individually evaluate other loans or groups of

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	66

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Nonperforming Assets

loans when it is probable that not all contractual amounts will be collected. Expected credit losses on individually assessed loans are measured using either the fair value of collateral or discounted cash flow methods. For collateral-dependent loans, including those for which foreclosure is probable or repayment is expected substantially through the sale or operation of the collateral, the ACL is based on the difference between the asset’s amortized cost basis and the net realizable value of the collateral, adjusted for estimated selling costs, commissions, senior liens, and other factors; the ACL may be zero when collateral value exceeds amortized cost. For loans that are not collateral dependent but have experienced structural concessions and are expected to continue making payments, expected credit losses are measured using discounted cash flows over the expected life of the loan at the original contractual interest rate, with adjustments for default risk. Based on management’s analysis of portfolio risk, the Company believes its ACL, which totaled 1.84% of total loans as of September 30, 2026, is adequate to absorb expected credit losses at that date.
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
During the nine months ended September 30, 2026, the Bank modified 30 loans with a total amortized cost of $123.0 million as of September 30, 2026 (1.9% of the loan portfolio). These loans received extended loan terms of between approximately 3 to 32 months.
As of September 30, 2026, the payment status of 33 loans that were modified in the preceding twelve months, included 14 loans with a total amortized cost basis of $93.1 million that were performing under their modified terms and 19 loans with a total amortized cost basis of $94.9 million that were on nonaccrual status.
Management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms and are not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest-only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	67

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Nonperforming Assets

demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing.
As of September 30, 2026, the Company had no OREO to report as nonperforming assets, compared to $2.1 million, consisting of three foreclosed properties, as of December 31, 2025. OREO properties are carried at the lower of cost or at fair value less estimated costs to sell.
It is the Company's policy to generally obtain third-party appraisals prior to foreclosure and to obtain updated third-party appraisals on OREO properties generally not less frequently than annually. Generally, the Company obtains updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, a scenario in which the Company is considering legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. There were three OREO sales in the first nine months of 2026 and two sales in the first nine months of 2025, generating proceeds of $2.5 million and $769 thousand, respectively.
The table below presents the amounts of nonperforming assets, including loans at amortized cost and OREO at the lower of cost or fair value less estimated costs to sell.

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual Loans:
Commercial	$20,177	$18,099
Income producing - commercial real estate	136,907	62,537
Owner occupied - commercial real estate	3,231	7,937
Real estate mortgage - residential	540	579
Construction - commercial and residential	4,548	17,394
Home equity	618	351
Total nonperforming loans(1)	166,021	106,897
Other real estate owned	—	2,059
Total nonperforming assets	$166,021	$108,956

Coverage ratio: allowance for credit losses to total nonperforming loans	73%	149%
Ratio of nonperforming loans to total loans	2.53%	1.47%
Ratio of nonperforming assets to total assets	1.75%	1.04%
(1)     Excludes nonaccrual HFS loans totaling $13.5 million and $90.7 million as of September 30, 2026 and December 31, 2025, respectively.
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
As of September 30, 2026, the cash surrender value of BOLI totaled $346.7 million, compared to $335.2 million as of December 31, 2025. The increase reflects net earnings on the BOLI policies during 2026.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	68

Table of Contents	Management's Discussion and Analysis | Balance Sheet Analysis | Deposits and Other Borrowings

The table below presents the Bank’s deposit composition by balance and percentage.

	As of
	September 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing demand	$1,552,920	19%	$1,433,952	16%
Interest-bearing transaction	864,462	11%	1,038,154	11%
Savings and money market	2,845,653	35%	3,624,813	40%
Time deposits	2,770,972	35%	3,036,687	33%
Total	$8,034,007	100%	$9,133,606	100%
For the nine months ended September 30, 2026, deposits decreased primarily due to a reduction in brokered deposits.
No single depositor represented more than 10% of total deposits as of September 30, 2026. The ten largest depositors not associated with brokered pass-through relationships represented approximately 14% of total deposits as of September 30, 2026. The Company maintains a significant deposit relationship with a third-party payments processor, whose business results in deposit inflows and outflows on an ongoing basis, which contributes to variations in period end balances compared to average deposit balances.
The Bank offers brokered time deposits generally in denominations of less than $250 thousand from brokerage networks. The Bank participates in CDARS and the ICS programs within IntraFi Network, LLC ("IntraFi"), which provide for reciprocal ("two-way") transactions among banks to maximize FDIC insurance. ICS also allows for the sale of deposits into the IntraFi Network ("One-Way Sale") which provides FDIC insurance for the depositor without reciprocal deposits returned to the Bank. Deposits sold through the IntraFi One-Way Sale process are not included in the Bank’s deposit totals. The sale of ICS deposits allows the Bank to moderate the fluctuation of deposit balances. As of September 30, 2026, the Bank sold de minimis deposits through the IntraFi One-Way Sale network. The total of reciprocal deposits as of September 30, 2026 was $1.4 billion (18% of total deposits) as compared to $1.7 billion (19% of total deposits) as of December 31, 2025. These sources are believed by the Company to represent a reliable and cost-efficient alternative funding source for the Bank, but there can be no assurance that they will continue to be adequate or appropriate to meet our liquidity needs.
We have used brokered deposits and intend to continue to use brokered deposits as one of our funding sources. As of September 30, 2026, total brokered deposits were $851.5 million, or 11% of total deposits, compared to $3.3 billion, or 36% as of December 31, 2025. These brokered deposits were comprised of savings, money market and other interest-bearing transaction accounts of $288.0 million and $2.4 billion, and time deposits of $563.5 million and $925.3 million as of September 30, 2026 and December 31, 2025, respectively. The Company uses the Call Report definitions for regulatory reporting by the Bank to classify its deposits as brokered deposits. As of September 30, 2026 and December 31, 2025, total deposits included estimated totals of $2.4 billion and $2.3 billion of uninsured deposits, which represented 30% and 25% of total deposits, respectively. The majority of the increase in uninsured deposits was due to an increase in municipal deposits backed by FHLB letters of credit.
The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks (which are unsecured) as of September 30, 2026 and December 31, 2025.
The Company had no outstanding balances in FHLB advances as of September 30, 2026 and December 31, 2025. When applicable, outstanding FHLB advances are collateralized by specific loan assets pledged.
On September 30, 2024, the Company closed a private placement of its 10.00% senior unsecured debt totaling $77.7 million maturing on September 30, 2029 (the "2029 Senior Notes"). As of September 30, 2026 and December 31, 2025, the carrying value of these 2029 Senior Notes were $76.7 million and $76.4 million, respectively, which reflected $1.0 million and $1.2 million, respectively, in unamortized deferred financing costs that are being amortized over the life of the 2029 Senior Notes.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	69

Table of Contents	Management's Discussion and Analysis | Commitments and Contractual Obligations

Commitments and Contractual Obligations
The table below displays the loan commitments outstanding and lines and letters of credit.

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Unfunded loan commitments	$1,583,567	$1,482,325
Unfunded lines of credit	76,994	79,232
Letters of credit	66,510	61,319
Total	$1,727,071	$1,622,876
Various commitments to extend credit are made in the normal course of banking business. Letters of credit are also issued for the benefit of customers. These commitments are subject to loan underwriting standards and geographic boundaries consistent with the Company’s loans outstanding.
Unfunded loan commitments are agreements whereby the Bank has made a commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract and the borrower has accepted the commitment in writing. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended. In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment as is the case in asset based lending credit facilities. As of September 30, 2026, there were no material unfunded loan commitments to borrowers whose existing loans were considered criticized and classified loans. Collateral obtained varies and may include certificates of deposit, accounts receivable, inventory, property and equipment, residential and CRE. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.
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
Letters of credit include standby and commercial letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by the Bank's customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Standby letters of credit are generally not drawn. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Bank. The Bank has recourse against the customer for any amount it is required to pay to a third party under a letter of credit, and holds cash and/or other collateral on those standby letters of credit for which collateral is deemed necessary.
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
The Company believes it maintains sufficient primary and secondary sources of liquidity to fund its operations. As of September 30, 2026, primary sources of liquidity were $2.1 billion, comprising interest-bearing deposits with other banks and other short-term investments and unencumbered securities. Secondary sources of liquidity as of September 30, 2026 were $2.6 billion, which included the FHLB and FRB unused availability. As of September 30, 2026, under the Company's liquidity formula, it had $4.7 billion of primary and secondary liquidity sources. Management believes the amount is adequate to meet current and projected funding needs.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	70

Table of Contents	Management's Discussion and Analysis | Liquidity Management

The table below summarizes the Company's primary and secondary sources of liquidity available.

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Primary sources of liquidity available:
Cash and cash equivalents(1)	$542,260	$695,693
Unencumbered securities	1,559,430	1,289,474
Total primary sources of liquidity available	2,101,690	1,985,167

Secondary sources of liquidity available:
FHLB secured borrowings(2)	1,384,817	1,349,351
FRB secured borrowings	1,226,354	1,373,872
Total secondary sources of liquidity available	2,611,171	2,723,223

Total liquidity available	$4,712,861	$4,708,390
(1)Consists of cash and due from banks, interest-bearing deposits with banks, and other short-term investments.
(2)Reduced by $151.6 million as of September 30, 2026 and $12.4 million as of December 31, 2025, respectively, due to the issuance of letters of credit.
As of September 30, 2026, the Bank was eligible to draw advances from the FHLB up to $1.5 billion based on assets pledged as collateral to the FHLB, against which the Bank has no borrowings as of September 30, 2026.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	71

Table of Contents	Management's Discussion and Analysis | Capital Resources and Adequacy

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
The federal banking regulators have issued guidance for those institutions that are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have total reported loans for acquisition, development and construction ("ADC") that represent 100% or more of an institution’s total risk-based capital; or total commercial real estate loans representing 300% or more of the institution’s total risk-based capital; or the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has commercial real estate loans. Although growth in that segment declined over the past 36 months and did not exceed the 50% threshold laid out in the regulatory guidance, we expect the heightened supervisory expectations to continue to apply to us given the federal banking regulators’ general focus on commercial real estate exposures at banks.
The Company's ADC loans represented 62.2% of total capital as of September 30, 2026, compared to 92.1% as of December 31, 2025. As of September 30, 2026, the Company no longer exceeded the total commercial real estate loans threshold as those loans represented 245.8% of total capital, compared to 336.6% as of December 31, 2025. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio.
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
As of September 30, 2026, the capital position of the Company and its wholly owned subsidiary, the Bank, continue to exceed regulatory requirements and well-capitalized guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the CET1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital and the qualifying portion of the ACL. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The CET1 ratio is the Tier 1 capital ratio but excluding preferred stock.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	72

Table of Contents	Management's Discussion and Analysis | Capital Resources and Adequacy

The FRB and the FDIC have adopted capital rules implementing the Basel III framework for U.S. banking organizations. Under these rules, the Company and the Bank are required to maintain minimum capital ratios of 4.5% for CET1 capital to risk-weighted assets, 6% for Tier 1 capital to risk-weighted assets, 8% for Total capital to risk-weighted assets, and 4% for Tier 1 capital to average assets. In addition, the Company and the Bank are subject to a capital conservation buffer of 2.5% of risk-weighted assets. As of September 30, 2026, the Company and the Bank exceeded all these thresholds.
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
The table below presents the actual capital amounts and ratios for the Company and Bank.

	Company		Bank		Minimum Required For Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Regulations (2)
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
	As of September 30, 2026
CET1 capital (to risk weighted assets)	$1,212,341	14.99%	$1,237,734	15.38%	7.00%	6.50%
Total capital (to risk weighted assets)	1,313,695	16.25%	1,338,605	16.64%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,212,341	14.99%	1,237,734	15.38%	8.50%	8.00%
Tier 1 capital (to average assets)	1,212,341	12.08%	1,237,734	12.38%	4.00%	5.00%

	As of December 31, 2025
CET1 capital (to risk weighted assets)	$1,170,352	13.07%	$1,190,094	13.37%	7.00%	6.50%
Total capital (to risk weighted assets)	1,282,913	14.33%	1,302,018	14.63%	10.50%	10.00%
Tier 1 capital (to risk weighted assets)	1,170,352	13.07%	1,190,094	13.37%	8.50%	8.00%
Tier 1 capital (to average assets)	1,170,352	9.72%	1,190,094	9.92%	4.00%	5.00%
(1)The risk-based ratios reflect the minimum requirement plus the capital conservation buffer of 2.50%.
(2)Applies to the Bank only.
Federal bank and holding company regulations, as well as Maryland law, impose certain restrictions on capital distributions, including dividend payments and share repurchases by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. The Company announced a regular quarterly cash dividend on October 21, 2026 of $0.01 per share to shareholders of record on November 6, 2026, payable on November 17, 2026. The quarterly cash dividend amount was reduced to $0.01 in the fourth quarter of 2025 to preserve capital as the Company addresses asset quality matters.
Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk
A fundamental risk in banking is exposure to market risk, specifically interest rate risk, since a bank’s earnings are largely dependent on net interest income. The Bank’s ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and overseen by the Audit and Finance Committee and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows to provide stable net interest income growth consistent with the Company’s profit objectives.
The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	73

Table of Contents	Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

The loan portfolio decreased 9.8% during the first nine months of 2026. The re-pricing duration on the loan portfolio was 9 months as of September 30, 2026 and 9 months as of December 31, 2025, with fixed-rate loans amounting to 30.6% and 33.4% of total loans as of September 30, 2026 and December 31, 2025, respectively. Variable and adjustable rate loans comprised 69.4% and 66.6% of total loans as of September 30, 2026 and December 31, 2025, respectively. Variable rate loans are generally indexed to the Secured Overnight Financing Rate ("SOFR") or the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.
The table below presents the percentage mix of securities in the investment portfolio.

	As of
	September 30, 2026	December 31, 2025
Mortgage-backed securities	66%	69%
U.S. agency securities	17%	18%
Municipal bonds	11%	6%
Corporate bonds	6%	7%
Total	100%	100%
Duration of the investment portfolio (in years)	3.7	3.8
In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and risk in its portfolio of MBS. Further, the Company has been principally collecting cash flows from the investment portfolio to reduce brokered deposits. As of September 30, 2026, the amortized cost less allowance of the investment portfolio decreased by $120.5 million, or 6.3%, as compared to the balance as of December 31, 2025.
The duration of the deposit portfolio decreased to 13 months as of September 30, 2026 from 22 months as of December 31, 2025. This decrease was attributable to a shift in deposit mix and modeling assumption updates. The Company experienced a total deposit decrease of $1.1 billion for the nine months ended September 30, 2026 as compared to a total loan decrease of $717.1 million for the same period. Refer to the "Deposits and Other Borrowings" section above for further discussion of deposits and borrowings.
The net unrealized loss before income tax on the AFS securities portfolio was $100.0 million and $78.4 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the net unrealized loss position represented 10.1% of the investment portfolio's book value.
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
The Company employs a net interest income simulation model on a monthly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities including prepayments, loan prepayments, interest rates, and deposit decay rates. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up and down 100, 200, 300 and 400 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income over the next twelve and twenty-four month periods and the economic value of equity. Further discussion of the limitations of this analysis are listed below and included in Risk Factors in the Company's 2025 Form 10-K, and in other periodic and current reports filed by the Company with the SEC.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	74

Table of Contents	Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

For the analysis presented below, as of September 30, 2026, the change in interest rates on interest-bearing deposits was less than the change in market interest rates with a floor of 0 basis points. The Bank also has deposits with contractual rate terms that mean these deposits will change 100 basis points for every 100 basis points change in market rates. Thus, the overall change in rates on deposits versus change in market rates can be less than 100%.
Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the interest rate risk model. If this were to occur, the effects of a rising or declining interest rate environment may not be in accordance with management’s expectations.
As quantified in the table below, the Company’s analysis as of September 30, 2026 shows the effect on net interest income over the next 12 months, as well as the effect on the economic value of equity when interest rates are shocked up and down 100, 200, 300 and 400 basis points. As of September 30, 2026, the repricing duration of (a) the investment portfolio was 3.7 years, (b) the loan portfolio 0.8 years, (c) the interest-bearing deposit portfolio was 0.8 years, and (d) the borrowed funds portfolio was 2.5 years.
The table below displays the result of the simulation analysis on the asset and liability balances.

	As of September 30, 2026
	Net Interest Income		Economic Value of Equity
Change in interest rates (basis points)	Percentage change in 12-month	Policy limits	Percentage change in 12-month	Policy limits
+400	15.2%	(25)%	(8.1)%	(32)%
+300	11.3%	(20)%	(6.3)%	(25)%
+200	7.4%	(15)%	(4.4)%	(20)%
+100	3.7%	(8)%	(2.3)%	(10)%
—	—%	—%	—%	—%
(100)	(3.7)%	(8)%	2.1%	(10)%
(200)	(7.2)%	(15)%	4.0%	(20)%
(300)	(10.7)%	(20)%	5.9%	(25)%
(400)	(14.1)%	(25)%	7.7%	(32)%
In contrast to 2025, primarily due to modeling enhancements and balance sheet composition changes, our analysis shows that we will experience a decrease in our economic value of equity and an increase in net interest income with an increase in interest rates. The changes in net interest income and the economic value of equity in higher, and lower, interest rate shock scenarios as of September 30, 2026 are not believed to be excessive and are within policy limits.
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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	75

Table of Contents	Management's Discussion and Analysis | Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

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

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	76

Table of Contents	Management's Discussion and Analysis | Use of Non-GAAP Financial Measures

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
The table below reconciles the GAAP financial measures to the associated non-GAAP financial measures.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Pre-provision net revenue:
Net interest income	$61,309	$68,159	$188,342	$201,584
Noninterest income	9,564	2,495	33,031	17,116
Total net revenue	70,873	70,654	221,373	218,700
Less: Noninterest expense	(47,101)	(41,897)	(140,858)	(130,818)
Pre-provision net revenue	$23,772	$28,757	$80,515	$87,882
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk".
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2026 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	77

Table of Contents	Other Information

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
On September 11, 2026, Paul Saltzman, Executive Vice President and Chief Legal Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The plan provides for the sale of up to 12,000 shares of the Company's common stock, subject to specified price and other conditions. The plan is scheduled to terminate on December 31, 2027, or earlier upon completion of the authorized sales or in accordance with its terms.

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	78

Table of Contents

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025
(ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025
(iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025
(iv) Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2026 and 2025
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025
(vi) Notes to Consolidated Financial Statements
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	79

Table of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.

November 5, 2026	by:	/s/ Stephen R. Curley
Stephen R. Curley, President and CEO

November 5, 2026	by:	/s/ Eric R. Newell
Eric R. Newell, Senior Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Accounting Officer)

Eagle Bancorp, Inc Third Quarter 2026 Form 10-Q	80